Form 10-Q
period 1996-03-31
IMCLONE SYSTEMS INC/DE
filed 1996-05-15
CIK 765258

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1996

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

Commission file number  0-19612

                          IMCLONE SYSTEMS INCORPORATED
             (Exact name of registrant as specified in its charter)

             DELAWARE                                         04-2834797
  (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                         Identification No.)

    180 VARICK STREET, NEW YORK, NY                             10014
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code     (212) 645-1405


- - --------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  _X_       No   ___

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                              Outstanding as of May 14, 1995
 Common Stock, par value $.001                          19,340,499 Shares

                          IMCLONE SYSTEMS INCORPORATED

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Balance Sheets - March 31, 1996
               and December 31, 1995                                      1

               Statements of Operations - Three months
               ended March 31, 1996 and 1995                              2

               Statements of Cash Flows - Three months
               ended March 31, 1996 and 1995                              3

               Notes to Financial Statements                              4

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations              5


PART II - OTHER INFORMATION

      Item 4.  Submission of Matters to a Vote of
               Security Holders                                           9

      Item 5.  Other Information                                          9

      Item 6.  Exhibits and Reports on Form 8-K                           9


SIGNATURES                                                               10

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                          IMCLONE SYSTEMS INCORPORATED

                                 Balance Sheets
                        (in thousands, except share data)

                                                                  March 31,     December 31,
                                 Assets                             1996            1995
                                                                 ------------   ------------
                                                                 (unaudited)
Current assets:
     Cash and cash equivalents.............................      $      2,230   $     10,207
     Securities available for sale.........................            18,446           --
     Prepaid expenses......................................               255            115
     Amount due from officer and
       stockholder ........................................               125            132
     Other current assets..................................               111             26
                                                                 ------------   ------------
             Total current assets..........................            21,167         10,480
                                                                 ------------   ------------
Property and equipment :
     Land..................................................               340            340
     Building and building improvements....................             8,969          8,969
     Leasehold improvements................................             4,832          4,832
     Machinery and equipment...............................             4,905          4,796
     Furniture and fixtures................................               526            526
                                                                 ------------   ------------
             Total cost....................................            19,572         19,463

       Less accumulated depreciation
          and amortization.................................            (8,416)        (7,984)
                                                                 ------------   ------------
             Property and equipment, net...................            11,156         11,479
                                                                 ------------   ------------

Patent costs, net .........................................               696            707
Deferred financing costs, net..............................                72             74
Other assets...............................................                63             63
                                                                 ------------   ------------
                                                                      $33,154        $22,803
                                                                 ============   ============
                 Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable.......................................            $  553         $  992
    Accrued expenses and other ............................             1,555          1,626
    Interest payable.......................................               414            343
    Current portion of long-term liabilities ..............             2,405          3,784
                                                                 ------------   ------------
             Total current liabilities.....................             4,927          6,745
                                                                 ------------   ------------
Long-term debt ............................................             2,200          2,200
Long-term notes payable, net ..............................             2,115          1,928
Other long-term liabilities, less current portion .........             1,530            107
                                                                 ------------   ------------
             Total liabilities.............................            10,772         10,980


Stockholders' equity :
    Preferred stock, $1.00 par value; authorized
      4,000,000 shares; none issued and outstanding........               --           -
    Common stock, $.001 par value; authorized
      30,000,000 shares; issued 19,139,235
      and 16,819,622 at  March 31, 1996 and
      December 31, 1995, respectively;
      outstanding 19,126,532 and
      16,806,919 at March 31, 1996 and
      December 31, 1995, respectively......................                19             17
    Additional paid-in capital.............................           111,702         97,914
    Accumulated deficit....................................           (89,103)       (85,958)
    Treasury stock, at cost; 12,703 shares.................              (150)          (150)
    Unrealized loss on securities available
      for sale.............................................               (86)
             Total stockholders' equity....................            22,382         11,823
                                                                 ============   ============
                                                                      $33,154        $22,803
                                                                 ============   ============

                See accompanying notes to financial statements.

                          IMCLONE SYSTEMS INCORPORATED

                            Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)


                                                        Three Months Ended
                                                             March 31,
                                                       --------------------
                                                         1996        1995
                                                       --------------------
Revenues:
     License fees from third parties ..............    $  --        $  --
     Research and development funding
       from third parties..........................         75           75
                                                       --------     -------
             Total revenues .......................         75           75
                                                       --------     -------
Operating expenses:
     Research and development  ....................      2,325        2,147
     General and administrative ...................        741          724
                                                       --------     -------
             Total operating expenses .............      3,066        2,871
                                                       --------     -------

Operating loss ....................................     (2,991)      (2,796)
                                                       --------     -------
Other (income) expense:
     Interest and other income.....................       (193)         (14)
     Interest and other expense ...................        347          232
                                                       --------     -------
             Net interest and other expense  ......        154          218

Net loss ..........................................    $ (3,145)    $(3,014)
                                                       ========     =======
Net loss per share ................................    $  (0.18)    $ (0.24)
                                                       ========     =======

Weighted average shares outstanding ...............      17,865      12,578


                 See accompanying notes to financial statements.

                          IMCLONE SYSTEMS INCORPORATED

                            Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                     Three Months Ended
                                                                           March 31,
                                                                   ---------------------
                                                                      1996        1995
                                                                   ---------------------
Cash flows from operating activities:
   Net loss ....................................................   $ (3,145)    $ (3,014)
   Adjustments to reconcile net loss to net
          cash used by operating activities:
      Depreciation and amortization ............................        453          464
      Write-off of fixed assets ................................       --              2
      Write-off of deferred financing costs ....................       --              4
      Unrealized loss from securities available
        for sale ...............................................        (86)        --
      Changes in:
         Prepaid expenses ......................................       (140)        (112)
         Other current assets ..................................        (85)          19
         Due from officer ......................................          7            1
         Other assets ..........................................       --              3
         Interest payable ......................................        316          221
         Accounts payable ......................................       (439)        (555)
         Accrued expenses and other ............................        (71)         211
                                                                   --------     --------
             Net cash used in operating activities .............     (3,190)      (2,756)
                                                                   --------     --------

Cash flows from investing activities:
      Acquisitions of property and equipment ...................       (109)         (15)
      Sales/ (purchases) of securities available for sale ......    (18,446)        --
      Additions to patents .....................................         (8)         (97)
                                                                   --------     --------
             Net cash used in investing activities .............    (18,563)        (112)
                                                                   --------     --------

Cash flows from financing activities:
      Issuance of common stock .................................     13,567         --
      Proceeds from exercise of stock options and warrants .....        223         --
      Repayment of notes payable ...............................       --           (220)
      Proceeds from notes payable ..............................       --            100
      Payments of other liabilities ............................        (14)         (17)
                                                                   --------     --------
             Net cash provided by (used in)
               financing activities.............................     13,776         (137)
                                                                   --------     --------
Net decrease in cash and cash equivalents ......................     (7,977)      (3,005)

Cash and cash equivalents at beginning of period ...............     10,207        3,032
                                                                   ========     ========
Cash and cash equivalents at end of period .....................   $  2,230     $     27
                                                                   ========     ========

                 See accompanying notes to financial statements.

                          IMCLONE SYSTEMS INCORPORATED
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (unaudited)

(1)  Basis of Presentation

     The financial statements as of March 31, 1996 and for the three months ended March 31, 1996 and 1995 are unaudited. In the opinion of management, these unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission.

     Results for the interim periods are not necessarily indicative of results for the full years.

(2)  Related Party Transactions

     In January 1996, the Company paid Concord International Investment Group, LP, approximately $163,000 for services rendered by it to the Company in connection with structuring a contemplated product related financing for C225, which was not completed. Robert F. Goldhammer, Chairman of the Board of Directors, is a limited partner of Concord International Investment Group, LP.

     In August 1995 and January 1996, the Company paid Delano & Kopperl Financial Advisors, Inc. a total of approximately $69,000 for services rendered by it to the Company in connection with structuring a contemplated product related financing for C225, which was not completed. Paul B. Kopperl, a director of the Company, is President, director, and a 25% shareholder of Delano & Kopperl Financial Advisors, Inc..

     During the year ended December 31, 1995, the Company made miscellaneous non-interest-bearing cash advances to the President and CEO totaling $7,000. In addition, the officer repaid $31,000 of a demand promissory note during the year ended December 31, 1995. This brought the outstanding balance of total miscellaneous noninterest-bearing cash advances to the officer of $132,000 at December 31, 1995. The balance due from the officer as of April 30, 1996 was $123,000. The officer has provided the Company with a demand promissory note pursuant to which the officer is obligated to repay the debt over a twenty-four month period ending April 30, 1997.

(3) Stock-Based Compensation

     The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which requires expanded disclosures of stock-based compensation arrangements with employees. SFAS No. 123 provides for the recognition of compensation expense based on the fair value of the stock-based award. The standard allows companies to continue to measure compensation costs in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Companies electing to retain this method must make pro forma disclosures of net income and earnings per share as if the fair value based method had been applied. The Company plans to continue to use APB No. 25, which does not require the Company to record compensation expense for the stock options it awards to employees. The Company will disclose the required pro forma effect of the fair value method on net income and earnings per share in the 1996 annual financial statements.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis by management is provided to identify certain significant factors which affected the Company's financial position and operating results during the periods included in the accompanying financial statements.

Results of Operations

Three Months Ended March 31, 1996 and 1995

     Revenues for the three-month periods ended March 31, 1996 and 1995 were each $75,000 and represented research and development support fees from its corporate partnership with American Cyanamid Company in vaccines.

     Total operating expenses for the three-month periods ended March 31, 1996 and March 31, 1995 were $3,066,000 and $2,871,000, respectively. Research and development expenses for the three-month periods ended March 31, 1996 and March 31, 1995 were $2,325,000 and $2,147,000, respectively. Such amounts for the three-month periods ended March 31, 1996 and March 31, 1995 represented 76% and 75%, respectively, of total operating expenses. The increase in research and development expenses is primarily attributable to the costs incurred to manufacture C225, the Company's lead product candidate.

     General and administrative expenses include administrative personnel costs, costs incurred in connection with pursuing arrangements with corporate partners and expenses associated with applying for patent protection for the Company's technology and products. Such expenses for the three-month period ended March 31, 1996 were $741,000 compared to $724,000 for the three-month period ended March 31, 1995.

     Interest and other income was $193,000 for the three-month period ended March 31, 1996 compared to $14,000 for the three-month period ended March 31, 1995. The increase was primarily attributable to higher cash balances in the Company's investment portfolio resulting from the proceeds received from public stock offerings which were completed in November 1995 and February 1996. Interest and other expense was $347,000 and $232,000 for the three-month periods ended March 31, 1996 and March 31, 1995, respectively. Such expense for both periods primarily reflects interest on two outstanding Industrial Development Revenue Bonds with an aggregate principal amount of $4,313,000. In addition, interest and other expense also included interest recorded on the liability to Pharmacia, Inc. ("Pharmacia") for the reacquisition of the worldwide rights to IL-6m and the contract manufacture of IL-6m clinical material. Interest for the three months ended March 31, 1996 also includes accrued interest and the amortization of discounted interest incurred in connection with the Company's August 1995 financing with Oracle Partners, L.P., and related entities ("Oracle Group"). See "Liquidity and Capital Resources".

     The Company had net losses of $3,145,000 or $0.18 per share, and $3,014,000 or $0.24 per share, for the three-month periods ended March 31, 1996 and March 31, 1995, respectively, due to the factors discussed above. The lower loss per share in the 1996 period was primarily attributable to an increase in the number of outstanding shares.

Liquidity and Capital Resources

     The Company's cash and cash equivalents and securities available for sale totaled $19,548,000 at May 10, 1996; on March 31, 1996 such balances totaled $20,676,000.

     The Company owned 28% of the common and preferred stock of Cadus Pharmaceutical Company ("Cadus") until December 1994 when it completed the sale of 50% of its holdings in Cadus to High River Limited Partnership ("High River") for $3,000,000. In April, 1995, the Company completed the sale of the remaining one-half of its shares of capital stock of Cadus for $3,000,000 to the same party. The Company has a right to repurchase all 3,238,184 shares of Cadus any time prior to October 27, 1996 for $1.75 per share, subject to adjustment under certain circumstances. In exchange for such right, the Company granted to High River two options to purchase shares of Common Stock. One option is to purchase 150,000 shares at an exercise price of $2.00 per share, subject to adjustment under certain circumstances, and the other option is to purchase 300,000 shares at an exercise price per share of $0.69 per share, subject to adjustment under certain circumstances. Both options will expire on April 26, 2000.

     In August 1995, the Oracle Group purchased 1,000,000 shares of Common Stock for a purchase price of $1,500,000 and made a two-year loan to the Company in the amount of $2,500,000 at an annual interest rate of 8%. Interest, which is due at the maturity of the loan, may be paid in shares of Common Stock, valued at the market price of the Common Stock over a specified period prior to the interest payment date. Part or all of the loan is subject to mandatory prepayment at the request of the investors, upon the occurrence of certain events, including the raising of certain additional funds. The obligations of the Company in connection with the loan are secured by a lien on the Company's Branchburg, New Jersey manufacturing facility. The Oracle Group also received warrants exercisable at anytime until August 10, 2000 entitling the holders thereof to purchase an aggregate of 500,000 shares of Common Stock at a price of $1.50 per share and 500,000 shares of Common Stock at a price of $3.00 per share. The Company has filed a Registration Statement under the 1933 Act registering for public sale the shares purchased in this financing and the shares that would be obtained through the exercise of the warrants. The Company has recorded a non-cash debt discount of approximately $1,062,500 in connection with this financing, which discount will be amortized over the two-year life of the loan.

     In February 1996, the Company completed a public sale of 2,200,000 shares of Common Stock at a per share price to the public of $6.63. Net proceeds to the Company from this sale totaled approximately $13,600,000 after deducting expenses payable by the Company in connection with the offering and the commission paid by the Company.

     During the current and next several years, the Company expects to incur substantial additional research and development costs, including costs related to pre-clinical and clinical trials, increased administrative expenses to support its research and development operations and increased capital expenditures for manufacturing capacity and various equipment needs. In addition, $2,113,000 and $2,200,000 in Industrial Development Revenue Bonds issued on behalf of the Company in 1986 and 1990 become due in 1996 and 2004, respectively. The Company is currently negotiating to extend the maturity of the debt due in 1996 for up to eighteen months, but there is no assurance that it will complete such an extension.

     In July 1993, the Company entered into an agreement to acquire the worldwide rights to IL-6m, a blood cell growth factor, from Erbamont, now a subsidiary of Pharmacia, which had been licensed to Pharmacia pursuant to a development and licensing agreement. In consideration of the return of rights and the transfer of certain material and information, the Company has paid $900,000 and has further obligations to Pharmacia. Such obligations, including those to pay for IL-6m material manufactured and supplied by Pharmacia, totaled $2,400,000 at the end of 1994. In addition, the Company is required to pay Pharmacia $2,700,000 in royalties on eventual sales of IL-6m, if any. The total amount currently due Pharmacia is $2,400,000. In March 1996, the Company entered into a Repayment Agreement with Pharmacia by which it has agreed to pay the $2,400,000 over 24 months commencing in March 1996, with interest only payable during the first six months. In connection with the Repayment Agreement, the Company has signed a Confession of Judgment, which can be filed in the case of default. Pursuant to a Security Agreement entered into with Pharmacia, the Company has pledged its interests in patents related to its IL-6m and to heparanase to secure its obligations under the Repayment Agreement.

     The Company's future working capital and capital requirements will depend upon numerous factors, including the progress of the Company's research and development programs, pre-clinical testing and clinical trials, the Company's corporate partners fulfilling their obligations to the Company, the timing and cost of seeking regulatory approvals, the level of resources that the Company devotes to the development of manufacturing, marketing and sales capabilities, technological advances, the status of competitors and the ability of the Company to maintain existing and establish new collaborative arrangements with other companies to provide funding to the Company to support these activities.

     The Company's budgeted cash expenditures for the year ending December 31, 1996 total approximately $17,000,000. The amount of $17,000,000 includes $676,000 of the $2,400,000 obligation to Pharmacia and the entire amount of the debt to the New York City Industrial Development Agency for the 1986 Industrial Development Revenue Bond which is due on June 15, 1996. The Company is currently negotiating to extend the maturity of the Industrial Development Bond due in 1996 for up to eighteen months from June 1996, but there is no assurance that it will complete such an extension agreement. The Company expects that its existing capital resources will be sufficient to fund its capital needs through mid-1997 (assuming no exercise of the Company's option to repurchase the shares of Cadus). In order to fund its capital needs after that time, the Company will require significant levels of additional capital and intends to raise the necessary capital through additional equity or debt financings, arrangements with corporate partners or from other sources.

     The Company has entered into preliminary discussions with several major pharmaceutical companies concerning the funding of research and development for certain of its products in research. No assurance can be given that the Company will be successful in pursuing any such alternatives. In addition, the Company may seek to enter into a significant strategic partnership with a pharmaceutical company for the development of its lead product candidate, C225. Such a strategic alliance could include an up-front equity investment and license fees plus milestone fees and revenue sharing. There can be no assurance that the Company will be successful in achieving such an alliance, nor can the Company predict the amount of funds which might be available to it if it entered into such an alliance or the time at which such funds would be made available.

     The Company has granted a security interest in a substantial portion of the facility equipment located in its New York City facility to secure the obligations of the Company relating to the 1986 Industrial Development Bond and another industrial development bond, which were issued to finance a portion of the cost of the New York facility. The Company has granted a lien on its Branchburg, New Jersey facility to secure certain of its obligations in connection with the loan completed in August 1995 with the Oracle Group.

     In June 1992, the Company acquired land and a building in New Jersey at a cost of approximately $4,665,000, including costs of acquisition. The Company has outfitted and purchased equipment for the existing structure located on the property to create a clinical-scale production facility that complies with current Good Manufacturing Practices regulations at a total approximate cost of $5,400,000. The facility was placed in service in late 1993. If clinical trials of its products continue to be successful, the Company also intends to use the facility for manufacturing clinical material for late-stage trials and, if products are approved for marketing, for commercial material. The timing and costs of further adapting the facility for commercial manufacturing will depend on several factors, including the progress of products through clinical trials, and are not yet determinable.

     Total capital expenditures made during the three months ended March 31, 1995 were $109,000. Of such amounts, $89,000 related to the refurbishment and equipping of the Company's manufacturing facility in New Jersey while $20,000 reflected equipment purchases for the research and development laboratories at the Company's New York facility.

RECENTLY ISSUED ACCOUNTING STANDARDS

     The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which requires expanded disclosures of stock-based compensation arrangements with employees. SFAS No. 123 provides for the recognition of compensation expense based on the fair value of the stock-based award. The standard allows companies to continue to measure compensation costs in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Companies electing to retain this method must make pro forma disclosures of net income and earnings per share as if the fair value based method had been applied. The Company plans to continue to use APB No. 25, which does not require the Company to record compensation expense for the stock options it awards to employees. The Company will disclose the required pro forma effect of the fair value method on net income and earnings per share in the 1996 annual financial statements. See Note 3 to the Financial Statements.

     In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which became effective on January 1, 1996. SFAS No. 121 established accounting standards for the impairment of long-lived assets and certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed. Adoption of SFAS No. 121 is not expected to have a material impact on the Company's financial position, nor will it affect the Company's cash flows.

PART II - OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

            None.

Item 5.     Other Information

            None.

Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits:

                 None.

            (b)  Reports on Form 8-K:

                 Date Filed         Items Reported
                 ----------         --------------
                 February 5, 1996   Filing of Registration Statement on Form
                                    S-3 with the Securities and Exchange
                                    Commission.

                 February 14, 1996  Filing of Form of Selling Agency Agreement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      IMCLONE SYSTEMS INCORPORATED
                                      (Registrant)

Date:  May 15, 1996              By   /s/ Samuel D. Waksal
                                      -------------------------------------
                                      Samuel D. Waksal
                                      President and Chief Executive Officer


Date:  May 15, 1996              By   /s/ Harlan W. Waksal
                                      -------------------------------------
                                      Harlan W. Waksal
                                      Chief Operating Officer
                                        and Principal Financial Officer