Form 10-Q
period 1996-06-30
IMCLONE SYSTEMS INC/DE
filed 1996-08-15
CIK 765258

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1996

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from ______ to ______

Commission file number  0-19612

                          IMCLONE SYSTEMS INCORPORATED
             (Exact name of registrant as specified in its charter)

           DELAWARE                                            04-2834797
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

                      180 VARICK STREET, NEW YORK, NY 10014
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code         (212) 645-1405


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

                         Yes __X__              No_____

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                               Outstanding as of August 13,1996
- -----------------------------                   --------------------------------
Common Stock, par value $.001                           19,927,821 Shares

                          IMCLONE SYSTEMS INCORPORATED

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Balance Sheets - June 30, 1996
               and December 31, 1995                                         1

               Statements of Operations - Three and six
               months ended June 30, 1996 and 1995                           2

               Statements of Cash Flows - Six months
               ended June 30, 1996 and 1995                                  3

               Notes to Financial Statements                                 4

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 6

PART II - OTHER INFORMATION

      Item 4.  Submission of Matters to a Vote of Security Holders          11

      Item 5.  Other Information                                            12

      Item 6.  Exhibits and Reports on Form 8-K                             12

SIGNATURES                                                                  13

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                          IMCLONE SYSTEMS INCORPORATED

                                 Balance Sheets
                        (in thousands, except share data)

                                                                 June 30,      December 31,
                                                                  1996             1995
                                                                ---------        --------
                                                               (unaudited)
                                     Assets
Current assets:
   Cash and cash equivalents .................................  $     388        $ 10,207
   Securities available for sale .............................     18,466            --
   Prepaid expenses ..........................................        260             115
   Amount due from officer and stockholder ...................        119             132
   Other current assets ......................................        311              26
                                                                ---------        --------
              Total current assets ...........................     19,544          10,480
                                                                ---------        --------
Property and equipment:

   Land ......................................................        340             340
   Building and building improvements ........................      8,969           8,969
   Leasehold improvements ....................................      4,832           4,832
   Machinery and equipment ...................................      4,976           4,796
   Furniture and fixtures ....................................        536             526
   Construction in progress ..................................        104            --
                                                                ---------        --------
              Total cost .....................................     19,757          19,463

     Less accumulated depreciation and amortization ..........     (8,849)         (7,984)
                                                                ---------        --------
              Property and equipment, net ....................     10,908          11,479
                                                                ---------        --------

Patent costs, net ............................................        711             707
Deferred financing costs, net ................................         69              74
Other assets .................................................         63              63
                                                                ---------        --------
                                                                $  31,295        $ 22,803
                                                                =========        ========

                      Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable ...........................................  $     917        $    992
  Accrued expenses and other .................................      1,375           1,626
  Interest payable ...........................................        293             343
  Current portion of long-term liabilities ...................        695           3,784
                                                                ---------        --------
              Total current liabilities ......................      3,280           6,745
                                                                ---------        --------

Long-term debt ...............................................      4,313           2,200
Long-term notes payable, net .................................       --             1,928
Other long-term liabilities, less current portion ............      1,082             107
                                                                ---------        --------
              Total liabilities ..............................      8,675          10,980
                                                                ---------        --------
Stockholders' equity :
  Preferred stock, $1.00 par value; authorized
    4,000,000 shares; none issued and outstanding   ..........       --              --
  Common stock, $.001 par value; authorized
    30,000,000 shares; issued 19,835,949 and 16,819,622
    at June 30, 1996 and December 31, 1995, respectively;
    outstanding 19,821,526 and 16,806,919 at June 30, 1996
    and December 31, 1995, respectively ......................         20              17
  Additional paid-in capital .................................    116,564          97,914
  Accumulated deficit ........................................    (93,673)        (85,958)
  Treasury stock, at cost; 14,423 shares .....................       (169)           (150)
  Unrealized loss on securities available for sale ...........       (122)           --
                                                                ---------        --------
              Total stockholders' equity .....................     22,620          11,823
                                                                ---------        --------
                                                                $  31,295        $ 22,803
                                                                =========        ========

                 See accompanying notes to financial statements.

                          IMCLONE SYSTEMS INCORPORATED

                            Statements of Operations
                      (in thousands, except per share data)

                                                          Three Months Ended      Six Months Ended
                                                               June 30,                June 30,
                                                         --------------------    --------------------
                                                           1996        1995        1996        1995
                                                         --------    --------    --------    --------
Revenues:
   License fees from third parties ...................   $   --      $   --      $   --      $   --
   Research and development funding from third parties         75          75         150         150
                                                         --------    --------    --------    --------
                 Total revenues ......................         75          75         150         150
                                                         --------    --------    --------    --------
Operating expenses:
   Research and development ..........................      2,593       1,941       4,918       4,028
   General and administrative ........................        845         804       1,587       1,587
                                                         --------    --------    --------    --------
                Total operating expenses .............      3,438       2,745       6,505       5,615
                                                         --------    --------    --------    --------
Operating loss .......................................     (3,363)     (2,670)     (6,355)     (5,465)
                                                         --------    --------    --------    --------
Other (income) expense:
   Interest and other income .........................       (261)     (3,007)       (454)     (3,020)
   Interest and other expense ........................        200         170         547         402
                                                         --------    --------    --------    --------
               Net interest and other (income) expense        (61)     (2,837)         93      (2,618)
                                                         --------    --------    --------    --------

Net income (loss) before extraordinary item ..........     (3,302)        167      (6,448)     (2,847)

Extraordinary loss on extinguishment of debt,  net
  of income taxes ....................................      1,267        --         1,267        --
                                                         --------    --------    --------    --------
Net income (loss) ....................................   $ (4,569)   $    167    $ (7,715)   $ (2,847)
                                                         ========    ========    ========    ========
Net income (loss) per common share:
     Income (loss) before extraordinary loss on
        extinguishment of debt .......................   $  (0.17)   $   0.01    $  (0.34)   $  (0.23)

    Extraordinary loss on extinguishment of debt .....      (0.06)       --         (0.07)       --
                                                         --------    --------    --------    --------
    Net income (loss) per common share ...............   $  (0.23)   $   0.01    $  (0.41)   $  (0.23)
                                                         ========    ========    ========    ========
Weighted average shares outstanding ..................     19,595      12,596      18,730      12,587
                                                         ========    ========    ========    ========

                See accompanying notes to financial statements.

                          IMCLONE SYSTEMS INCORPORATED

                            Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                    Six Months Ended
                                                                         June 30,
                                                                ------------------------
                                                                  1996             1995
                                                                --------         -------
Cash flows from operating activities:
 Net loss ...................................................   $ (7,715)        $(2,847)
 Adjustments to reconcile net loss to net
     cash used by operating activities:
    Depreciation and amortization ...........................        910             920
    Write-off of fixed assets ...............................       --                 2
    Unrealized loss from securities available for sale ......       (122)           --
    Extraordinary loss on early extinguishment of debt ......      1,267            --
    Discounted interest amortization ........................        156            --
    Changes in:
       Prepaid expenses .....................................       (145)            (75)
       Other current assets .................................       (285)              6
       Due from officer .....................................         13               8
       Other assets .........................................       --                 2
       Interest payable .....................................       (111)            146
       Accounts payable .....................................        (75)           (611)
       Accrued expenses and other ...........................       (251)             42
                                                                --------         -------
          Net cash used in operating activities .............     (6,358)         (2,407)
                                                                --------         -------
Cash flows from investing activities:
    Acquisitions of property and equipment ..................       (294)            (16)
    Sales/ (purchases) of securities available for sale .....    (18,466)           --
    Additions to patents ....................................        (44)           (142)
                                                                --------         -------
          Net cash used in investing activities .............    (18,804)           (158)
                                                                --------         -------
Cash flows from financing activities:
    Issuance of common stock ................................     13,560              35
    Proceeds from exercise of stock options and warrants ....      1,831               8
    Purchase of treasury stock ..............................        (19)           --
    Repayment of notes payable ..............................       --              (320)
    Proceeds from notes payable .............................       --               100
    Payments of other liabilities ...........................        (29)            (25)
                                                                --------         -------
          Net cash provided by (used in) financing activities     15,343            (202)
                                                                --------         -------

Net decrease in cash and cash equivalents ...................     (9,819)         (2,767)

Cash and cash equivalents at beginning of period ............     10,207           3,032
                                                                --------         -------
Cash and cash equivalents at end of period ..................   $    388         $   265
                                                                ========         =======


                 See accompanying notes to financial statements.

                          IMCLONE SYSTEMS INCORPORATED
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (unaudited)

(1) Basis of Presentation

     The financial statements as of June 30, 1996 and for the six months ended June 30, 1996 and 1995 are unaudited. In the opinion of management, these unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission.

     Results for the interim periods are not necessarily indicative of results for the full years.

(2) Subsequent Events

     In August 1995, a group of investors including Oracle Partners, L.P. ("the Oracle Group") purchased 1,000,000 shares of Common Stock for a purchase price of $1,500,000 and made a two-year loan to the Company in the amount of $2,500,000 at an annual interest rate of 8%. Part or all of the loan was subject to mandatory prepayment at the request of the investors, upon the occurrence of certain events, including the raising of certain additional funds. The obligations of the Company in connection with the loan were secured by a lien on the Company's Branchburg, New Jersey manufacturing facility. The Oracle Group also received warrants exercisable at anytime until August 10, 2000 entitling the holders thereof to purchase an aggregate of 500,000 shares of Common Stock at a price of $1.50 per share and 500,000 shares of Common Stock at a price of $3.00 per share. The Company filed a Registration Statement under the Securities Act of 1933 ("the 1933 Act") registering for public sale the shares purchased in this financing and the shares that would be obtained through the exercise of the warrants. The Company recorded a non-cash debt discount of approximately $1,062,500 in connection with this financing. In May 1996 the Company and the Oracle Group exchanged the notes evidencing the loan for 333,333 shares of Common Stock based on a stock price of $7.50. The market price of the Company's stock on April 15, 1996 was $9.13 and the Company paid the accrued and unpaid interest through April 15, 1996, the date of the agreement in principle, on the notes in the amount of $143,000 in cash. The Company recorded an extraordinary loss of $1,228,000 on the extinguishment of debt, of which $542,000 related to the difference in stock price, while $686,000 related to write off of unamortized debt discount. In July 1996, the Company registered such shares of Common Stock for resale by the Oracle Group under the 1933 Act. See also Note 3.

(3) Related Party Transactions

     In July 1995, a director loaned the Company $180,000 in exchange for a long-term note due two years from issuance at on annual interest rate of 8%. As part of the transaction, the director was granted 36,000 warrants to purchase Company Common Stock at $1.50 per share and an additional 36,000 warrants to purchase Company Common Stock at $3.00 per share. In May 1996, the Company and the director exchanged the note for 24,000 shares of Common Stock and the Company paid the accrued and unpaid interest through April 15, 1996, the date of the agreement in principle, on the note in the amount of $10,000 in cash. The Company recorded an extraordinary loss of $39,000 on the extinguishment of the debt. In July 1996, the Company registered such shares of Common Stock under the 1933 Act.

     During the year ended December 31, 1995, the Company made miscellaneous non-interest-bearing cash advances to the President and CEO totaling $7,000. In addition, the officer repaid $31,000 of a demand promissory note during the year ended December 31, 1995. This brought the outstanding balance of total miscellaneous noninterest-bearing cash advances to the officer to $132,000 at December 31, 1995. The balance due from the officer at July 31, 1996 was $117,000. The officer has provided the Company with a demand promissory note pursuant to which the officer is obligated to repay the debt over a twenty four month period ending April 30, 1997.

(4) Long-term Debt

     In June 1996, the Company and the New York Industrial Development Agency extended the maturity of the Company's $2,113,000 repayment obligation to the NYIDA for the 1986 Industrial Revenue Bond, which was due on June 18, 1996, to December 15, 1997.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis by management is provided to identify certain significant factors which affected the Company's financial position and operating results during the periods included in the accompanying financial statements.

Results of Operations

Six Months Ended June 30, 1996 and 1995

     Revenues for the six-month periods ended June 30, 1996 and 1995 were each $150,000 and represented research and development support fees from its corporate partnership with American Cyanamid Company in infectious disease vaccines.

     Total operating expenses for the six-month periods ended June 30, 1996 and June 30, 1995 were $6,505,000 and $5,615,000, respectively. Research and development expenses for the six-month periods ended June 30, 1996 and June 30, 1995 were $4,918,000 and $4,028,000, respectively. Such amounts for the six-month periods ended June 30, 1996 and June 30, 1995 represented 76% and 72%, respectively, of total operating expenses. The increase in research and development expenses is primarily attributable to the costs incurred to manufacture C225, the Company's lead product candidate.

     General and administrative expenses include administrative personnel costs, costs incurred in connection with pursuing arrangements with corporate partners and expenses associated with applying for patent protection for the Company's technology and products. Such expenses for the six-month periods ended June 30, 1996 and June 30, 1995 were each $1,587,000.

     Interest and other income was $454,000 for the six-month period ended June 30, 1996 compared to $3,020,000 for the six-month period ended June 30, 1995. The decrease was primarily attributable to the April 1995 sale of the Company's preferred and common stock holdings in Cadus Pharmaceutical Corporation to an unrelated party for $3,000,000. Such decrease was mitigated by increased interest income earned from higher cash balances in the Company's investment portfolio resulting from the proceeds received from public stock offerings which were completed in November 1995 and February 1996, respectively. Interest and other expense was $547,000 and $402,000 for the six-month periods ended June 30, 1996 and June 30, 1995, respectively. Interest and other expense for both periods primarily includes interest on two outstanding Industrial Development Revenue Bonds with an aggregate principal amount of $4,313,000, interest recorded on the liability to Pharmacia and UpJohn, Inc. for the reacquisition of the worldwide rights to IL-6m and the contract manufacture of clinical material for the Company's trials of IL-6m, and interest accrued and the amortization of the non-cash debt discount recorded in connection with the Company's August 1995 financing with the Oracle Group. See Note 2.

     The Company had net losses of $7,715,000 or $0.41 per share, and $2,847,000 or $0.23 per share, for the six-month periods ended June 30, 1996 and June 30, 1995, respectively. The net loss for the six-month period ended June 30, 1996 included a $1,267,000 or $0.07 per share extraordinary loss on early extinguishment of debt. This extraordinary loss resulted from the issuance during the second quarter of Company Common Stock in lieu of cash repayment of a $2,500,000 million loan due the Oracle Group and a $180,000 long-term note owed to a Company Director. See "Liquidity and Capital Resources" for further discussion of these transactions. The increased loss per share in the 1996 period is directly attributable to the extraordinary loss and the Cadus stock sale noted above.

Three Months Ended June 30, 1996 and 1995

     Revenues for the three-month periods ended June 30, 1996 and 1995 were each $75,000 and reflected contract research fees from the Company's corporate partnership with American Cyanamid Company in infectious disease vaccines.

     Total operating expenses for the three-month periods ended June 30, 1996 and June 30, 1995 were $3,438,000 and $2,745,000, respectively. Research and development expenses for the three-month periods ended June 30, 1996 and June 30, 1995 were $2,593,000 and $1,941,000, respectively. Such amounts for the three-month periods ended June 30, 1996 and June 30, 1995 represented 77% and 71%, respectively, of total operating expenses. The increase in research and development expenses is primarily attributable to the costs incurred to manufacture C225, the Company's lead product candidate.

     General and administrative expenses include administrative personnel costs, costs incurred in connection with pursuing arrangements with corporate partners and expenses associated with applying for patent protection for the Company's technology and products. Such expenses for the three-month periods ended June 30, 1996 and June 30, 1995 were $845,000 and $804,000, respectively.

     Interest and other income was $261,000 for the three-month period ended June 30, 1996 compared to $3,007,000 for the three-month period ended June 30, 1995. The decrease was primarily attributable to the April 1995 sale of the Company's remaining 50% of Cadus stock to an unrelated party for total consideration of $3,000,000. Such decrease was mitigated by increased interest income earned from higher cash balances in the Company's investment portfolio resulting from the proceeds received from public stock offerings which were completed in November 1995 and February 1996. Interest and other expense was $200,000 and $170,000 for the three-month periods ended June 30, 1996 and June 30, 1995, respectively. Interest and other expense for both periods primarily includes interest on two outstanding Industrial Development Revenue Bonds with an aggregate principal amount of $4,313,000, interest recorded on the liability to Pharmacia and UpJohn, Inc. for the reacquisition of the worldwide rights to IL-6m and the contract manufacture of clinical material for the Company's trials of IL-6m and interest accrued and the amortization of the non-cash debt discount recorded in connection with the Company's August 1995 financing with the Oracle Group. See Note 2.

     The Company had a net loss of $4,569,000 or $0.23 per share for the three-month period ended June 30, 1996 compared with net income of $167,000 or $0.01 per share for the three month period ended June 30, 1995. The net loss for the three-month period ended June 30, 1996 included a $1,267,000 or $0.06 per share extraordinary loss on early extinguishment of debt. This extraordinary loss resulted from the issuance during the second quarter of Company Common Stock in lieu of cash repayment of a $2,500,000 million loan due the Oracle Group and a $180,000 long-term note owed to a Company Director. See "Liquidity and Capital Resources" for further discussion of these transactions. The increased loss per share in the 1996 period is directly attributable to the extraordinary loss and the Cadus stock sale noted above.

Liquidity and Capital Resources

     The Company's cash and cash equivalents and securities available for sale totaled $17,227,000 at August 9, 1996; on June 30, 1996 such balances totaled $18,854,000.

     The Company owned 28% of the common and preferred stock of Cadus until December 1994 when it completed the sale of 50% of its holdings in Cadus to High River Limited Partnership ("High River") for $3,000,000. In April, 1995, the Company completed the sale of the remaining one-half of its shares of capital stock of Cadus for $3,000,000 to the same party. The Company has a right to repurchase all 3,238,184 shares of Cadus any time prior to October 27, 1996 for $1.75 per share, subject to adjustment under certain circumstances. In exchange for such right, the Company granted to High River two options to purchase shares of Common Stock. One option is to purchase 150,000 shares at an exercise price of $2.00 per share, subject to adjustment under certain circumstances, and the other option is to purchase 300,000 shares at an exercise price per share of $0.69 per share, subject to adjustment under certain circumstances. Both options will expire on April 26, 2000.

     In August, 1995, the Oracle Group purchased 1,000,000 shares of Common Stock for a purchase price of $1,500,000 and made a loan to the Company in the aggregate amount of $2,500,000 with a two-year maturity, but subject to mandatory prepayment, in whole or in part, upon the occurrence of certain events, including the raising of certain additional funds. The Company has recorded a non-cash debt discount of approximately $1,062,500 in connection with this financing. The Oracle Group includes Oracle Partners, L.P., Quasar International Partners C.V., Oracle Institutional Partners L.P., Sam Oracle Fund, Inc. and Warren B. Kanders. The Oracle Group also received warrants exercisable at any time until August 10, 2000 entitling the holders thereof to purchase an aggregate of 500,000 shares of Common Stock at a price of $1.50 per share and 500,000 shares of Common Stock at a price of $3.00 per share. As a result of the Company's offerings of shares of its Common Stock in November 1995 and February 1996, the Oracle Group was entitled to require the Company to apply 20 percent of the gross proceeds of the sale of the shares of Common Stock from the offerings to repay the loan.

     In May 1996, the Company and the Oracle Group completed the exchange of the notes in the aggregate outstanding principal amount of $2,500,000 million for 333,333 shares of Common Stock and the Company paid the accrued and unpaid interest through April 15, 1996, the date of the agreement in principle, on the notes in the amount of $143,000 in cash. The Company recorded an extraordinary loss of $1,228,000 on the extinguishment of the debt. See Note 2. See "Results of Operations". In July 1996 the Company registered such shares of Common Stock with the Commission under a registration statement in accordance with the provisions of the 1933 Act for resale by the Oracle Group.

     In July 1995, a director loaned the Company $180,000 in exchange for a long-term note due two years from issuance at on annual interest rate of 8%. As part of the transaction, the director was granted 36,000 warrants to purchase Company common stock at $1.50 per share and an additional 36,000 warrants to purchase Company common stock at $3.00 per share. In May 1996, the Company and the director exchanged the note for 24,000 shares of Common Stock and the Company paid the accrued and unpaid interest through April 15, 1996, the date of the agreement in principle, on the note in the amount of $10,000 in cash. The Company recorded an extraordinary loss of $39,000 on the extinguishment of the debt. See "Related Party Transactions" "Results of Operations". In July 1996 the Company registered such shares of Common Stock with the Commission under a registration statement in accordance with the provisions of the 1933 Act.

     In February 1996, the Company completed a public sale of 2,200,000 shares of Common Stock at a per share price to the public of $6.63. Net proceeds to the Company from this sale totaled approximately $13,600,000 after deducting expenses payable by the Company in connection with the offering and the commission paid by the Company.

     In May 1996, the Company extended its collaboration with Merck for the development of a therapeutic cancer vaccine, BEC-2, for use in small-cell carcinoma and in malignant melanoma. The collaboration continues a research and license agreement between the two companies signed in December of 1990. Under the terms of the modified agreement, the Company could receive up to $11,700,000 in license fees, research and development support and milestone payments in addition to monies previously received in the original agreement. In return, Merck has marketing rights to BEC-2 for all therapeutic indications outside North America. Formerly the rights of Merck were confined to Europe, Australia and New Zealand. Merck will also share in the development costs for the United States and Europe and will pay all development costs in other territories. The Company will be entitled to royalties based upon product sales outside of North America.

     In May 1996, the Company entered into a two-year employment agreement with Carl S. Goldfischer, pursuant to which Mr. Goldfischer will serve as the Company's Vice President for Finance and Strategic Planning, and Chief Financial Officer. The agreement includes provisions relating to termination of employment with and without cause, certain payments to Mr. Goldfischer in case of termination, and compensation and stock options to be awarded to Mr. Goldfischer during the term of the agreement.

     During the current and next several years, the Company expects to incur substantial additional research and development costs, including costs related to pre-clinical and clinical trials, increased administrative expenses to support its research and development operations and increased capital expenditures for manufacturing capacity and various equipment needs. In June 1996, the Company and the New York Industrial Development Agency extended the maturity of the Company's $2,113,000 repayment obligation to the NYIDA for the 1986 Industrial Revenue Bond, which was due on June 18, 1996, to December 15, 1997. In addition, the $2,200,000 Industrial Development Revenue Bond issued on behalf of the Company in 1990 becomes due in 2004.

     In July 1993, the Company entered into an agreement to acquire the worldwide rights to IL-6m, a blood cell growth factor, from Erbamont, now a subsidiary of Pharmacia and UpJohn, Inc. ("Pharmacia"), which had been licensed to Pharmacia pursuant to a development and licensing agreement. In consideration of the return of rights and the transfer of certain material and information, the Company has paid $900,000 and has further obligations to Pharmacia. Such obligations, including those to pay for IL-6m material manufactured and supplied by Pharmacia, totaled $2,400,000 at the end of 1994. The total amount currently due Pharmacia is $2,400,000. In addition, the Company is required to pay Pharmacia $2,700,000 in royalties on eventual sales of IL-6m, if any. In March 1996, the Company entered into a Repayment Agreement with Pharmacia by which it has agreed to pay the $2,400,000 over 24 months commencing in March 1996, with interest only payable during the first six months. In connection with the Repayment Agreement, the Company has signed a Confession of Judgment, which can be filed in the case of default. Pursuant to a Security Agreement entered into with Pharmacia, the Company has pledged its interests in patents related to its IL-6m and to heparanase to secure its obligations under the Repayment Agreement.

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

     The Company's budgeted cash expenditures for the full year ending December 31, 1996 total approximately $16,000,000, which includes $676,000 of the $2,400,000 obligation to Pharmacia. The Company expects that its existing capital resources will be sufficient to fund its capital needs through mid-1997 (assuming no exercise of the Company's option to repurchase the shares of Cadus). In order to fund its capital needs after that time, the Company will require significant levels of additional capital and intends to raise the necessary capital through additional equity or debt financings, arrangements with corporate partners or from other sources.

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

     The Company has granted a security interest in a substantial portion of the facility equipment located in its New York City facility to secure the obligations of the Company relating to the 1986 Industrial Development Bond and another Industrial Revenue Bond, which were issued to finance a portion of the cost of the New York facility.

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

     Total capital expenditures made during the six months ended June 30, 1996 were $294,000. $236,000 related to the refurbishment and equipping of the Company's manufacturing facility in New Jersey while $58,000 reflected equipment purchases for the research and development laboratories at the Company's New York facility.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Stockholders held on June 3, 1996

     (a) The persons elected as directors of the Company and the voting for such persons was as follows:

Name                     Votes For  Votes Against  Abstain  Delivered Non-Votes
- ----                     ---------  -------------  -------  -------------------

Jean Carvais             16,638,582        0       585,289        85,206
Vincent T. DeVita, Jr.   16,638,582        0       585,289        85,206
Robert F. Goldhammer     16,638,582        0       585,289        85,206
Harlan W. Waksal         16,638,582        0       585,289        85,206
Paul B. Kopperl          16,638,582        0       585,289        85,206
Samuel D. Waksal         16,638,582        0       585,289        85,206


     (b)  The 1996 Incentive Stock Option Plan was approved:

          Votes For      Votes Against      Abstain      Delivered Non-Votes
          ---------      -------------      -------      -------------------

          6,795,161      2,841,220          34,252       7,638,444


     (c)  The 1996 Non-Qualified Stock Option Plan was approved:

          Votes For      Votes Against      Abstain      Delivered Non-Votes
          ---------      -------------      -------      -------------------

          5,765,203      3,866,578          37,852       7,639,444


     (d)  The grant of warrants to the CEO was approved:

          Votes For      Votes Against      Abstain      Delivered Non-Votes
          ---------      -------------      -------      -------------------

          6,639,687      2,987,744          42,202       7,639,444


     (e) The appointment of KPMG Peat Marwick as the Company's accountants was ratified:

          Votes For      Votes Against      Abstain      Delivered Non-Votes
          ---------      -------------      -------      -------------------

          17,133,794     67,240             22,837       85,206

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          1. Employment Agreement, dated as of May 17, 1996, between the Company and Carl S. Goldfischer.

     (b)  Reports on Form 8-K:

          Date Filed                             Items Reported
          ---------------------------            ------------------------------

          February 5, 1996                       Item 5

          February 14, 1996                      Item 5

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       IMCLONE SYSTEMS INCORPORATED
                                       (Registrant)

Date:  August 13, 1996            By   /s/ Samuel D. Waksal
                                       ----------------------------------------
                                       Samuel D. Waksal
                                       President and Chief Executive Officer



Date:  August 13, 1996            By   /s/ Carl Goldfischer
                                       ----------------------------------------
                                       Carl Goldfischer
                                       Vice President of Financial and Strategic
                                       Planning and Chief Financial Officer