Form 10-Q
period 1996-09-30
IMCLONE SYSTEMS INC/DE
filed 1996-11-14
CIK 765258

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X]  QUARTERLY   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES EXCHANGE ACT OF 1934

               For  the quarterly period ended September 30, 1996

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For  the transition period from _________ to __________

Commission file number  0-19612

                          IMCLONE SYSTEMS INCORPORATED
             (Exact name of registrant as specified in its charter)

            DELAWARE                                   04-2834797
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

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

                                  Yes _X_ No __

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                         Outstanding as of November 13,1996
 Common Stock, par value $.001                     20,048,176 Shares

                          IMCLONE SYSTEMS INCORPORATED

                                      INDEX
                                      -----

                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

    Item 1.    Financial Statements

               Balance Sheets - September 30, 1996
               and December 31, 1995                                         1

               Statements of Operations - Three and nine
               months ended September 30, 1996 and 1995                      2

               Statements of Cash Flows - Nine months
               ended September 30, 1996 and 1995                             3

               Notes to Financial Statements                                 4

    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 5



PART II - OTHER INFORMATION

   Item 4.    Submission of Matters to a Vote of Security Holders           10

   Item 5.    Other Information                                             10

   Item 6.    Exhibits and Reports on Form 8-K                              10



SIGNATURES                                                                  11

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                          IMCLONE SYSTEMS INCORPORATED

                                 BALANCE SHEETS
                        (in thousands, except share data)

                                                                                          SEPTEMBER 30,       DECEMBER 31,
                                                  ASSETS                                      1996               1995
                                                                                          -------------       ------------
                                                                                          (unaudited)

Current assets:
     Cash and cash equivalents.......................................................      $   1,800           $  10,207
     Securities available for sale...................................................         13,544                  -
     Prepaid expenses................................................................            169                 115
     Amount due from officer and stockholder ........................................            115                 132
     Other current assets............................................................            299                  26
                                                                                           ---------           ---------
                            Total current assets.....................................         15,927              10,480
                                                                                           ---------           ---------
Property and equipment:
     Land............................................................................            340                 340
     Building and building improvements..............................................          8,969               8,969
     Leasehold improvements..........................................................          4,832               4,832
     Machinery and equipment.........................................................          5,111               4,796
     Furniture and fixtures..........................................................            536                 526
     Construction in progress........................................................            125                  -
                                                                                           ---------           ---------
                            Total cost...............................................         19,913              19,463
       Less accumulated depreciation and amortization................................         (9,265)             (7,984)
                                                                                           ---------           ---------
                            Property and equipment, net..............................         10,648              11,479
                                                                                           ---------           ---------

Patent costs, net ...................................................................            751                 707
Deferred financing costs, net........................................................             67                  74
Other assets.........................................................................             63                  63
                                                                                           ---------           ---------
                                                                                           $  27,456           $  22,803
                                                                                           =========           =========
                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable.................................................................      $     397           $     992
    Accrued expenses and other ......................................................            665                 826
    Interest payable.................................................................            360                 343
    Current portion of long-term liabilities ........................................          1,649               4,584
                                                                                           ---------           ---------
                            Total current liabilities................................          3,071               6,745
                                                                                           ---------           ---------

Long-term debt ......................................................................          4,313               2,200
Long-term notes payable, net ........................................................           --                 1,928
Other long-term liabilities, less current portion ...................................            810                 107
                                                                                           ---------           ---------
                            Total liabilities........................................          8,194              10,980
                                                                                           ---------           ---------

Stockholders' equity :
    Preferred stock, $1.00 par value; authorized 4,000,000 shares;
         none issued and outstanding.................................................           --                  --
    Common stock, $.001 par value; authorized 30,000,000 shares;
         issued 20,039,599 and 16,819,622 at  September 30, 1996 and
         December 31, 1995, respectively; outstanding 20,025,176 and
         16,806,919 at September 30, 1996 and December 31, 1995, respectively........             20                  17
    Additional paid-in capital.......................................................        117,384              97,914
    Accumulated deficit..............................................................        (97,215)            (85,958)
    Treasury stock, at cost; 14,423 and 12,703 shares at September 30, 1996
         and December 31, 1995, respectively.........................................           (169)               (150)
    Common stock subscriptions receivable............................................           (661)               --
    Unrealized loss on securities available for sale.................................            (97)               --
                                                                                           ---------           ---------
                            Total stockholders' equity...............................         19,262              11,823
                                                                                           ---------           ---------
                                                                                           $  27,456           $  22,803
                                                                                           =========           =========

                 See accompanying notes to financial statements.

                          IMCLONE SYSTEMS INCORPORATED

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                       THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                          SEPTEMBER 30,             SEPTEMBER 30,
                                                                       ------------------        -------------------
                                                                        1996      1995           1996         1995
                                                                        ----      ----           ----         ----
Revenues:
     License fees from third parties.............................     $    --    $   --       $    --       $   --
     Research and development funding from third parties.........           75        575           225          725
                                                                      --------   --------     ----------    --------
                   Total revenues................................           75        575           225          725
                                                                      --------   --------     ----------    --------

Operating expenses:
     Research and development....................................        2,683      2,071         7,601        6,098
     General and administrative..................................        1,031        752         2,618        2,340
                                                                      --------   --------     ----------    --------
                  Total operating expenses ......................        3,714      2,823        10,219        8,438
                                                                      --------   --------     ----------    --------

Operating loss ..................................................       (3,639)    (2,248)       (9,994)      (7,713)
                                                                      --------   --------     ----------    --------
Other (income) expense:
     Interest and other income...................................         (241)       (30)         (695)      (3,050)
     Interest and other expense..................................          144        297           691          698
                                                                      --------   --------     ----------    --------
                 Net interest and other (income) expense  .......          (97)       267            (4)      (2,352)
                                                                      --------   --------     ----------    --------

Net loss before extraordinary item ..............................       (3,542)    (2,515)       (9,990)      (5,361)

Extraordinary loss on extinguishment of debt,  net
    of income taxes..............................................        --          --           1,267         --
                                                                      --------   --------     ----------    --------

Net loss.........................................................     $ (3,542)  $ (2,515)    $ (11,257)    $ (5,361)
                                                                      ========   ========     ==========    ========

Net loss per common share:
       Loss before extraordinary loss on
          extinguishment of debt.................................     $  (0.18)  $  (0.19)    $   (0.52)    $  (0.42)

      Extraordinary loss on extinguishment of debt...............         --         --            0.07         --
                                                                      --------   --------     ----------    --------
      Net loss per common share..................................     $  (0.18)  $  (0.19)    $   (0.59)    $  (0.42)
                                                                      ========   ========     ==========    ========

Weighted average shares outstanding .............................       19,925     13,233         19,131      12,804
                                                                      ========   ========     ==========    ========


                 See accompanying notes to financial statements.

                          IMCLONE SYSTEMS INCORPORATED

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                          ---------------------
                                                                                          1996             1995
                                                                                          ----             ----
Cash flows from operating activities:
   Net loss ....................................................................      $ (11,257)        $ (5,361)
   Adjustments to reconcile net loss to net
          cash used by operating activities:
      Depreciation and amortization ............................................          1,348            1,372
      Write-off of fixed assets ................................................           --                  2
      Extraordinary loss on early extinguishment of debt........................          1,267             --
      Discounted interest amortization..........................................            156               89
      Changes in:
         Prepaid expenses ......................................................            (54)             (37)
         Other current assets ..................................................           (273)              16
         Due from officer.......................................................             17               16
         Other assets ..........................................................           --                 (3)
         Interest payable ......................................................             17              347
         Accounts payable ......................................................           (595)          (1,015)
         Accrued expenses and other ............................................           (161)               2
                                                                                      ---------         --------
                        Net cash used in operating activities ..................         (9,535)          (4,572)
                                                                                      ---------         --------

Cash flows from investing activities:
      Acquisitions of property and equipment ...................................           (450)             (16)
      Purchases of securities available for sale................................        (27,628)            --
      Sales of securities available for sale....................................         13,987             --
      Additions to patents .....................................................           (104)            (161)
                                                                                      ---------         --------
                        Net cash used in investing activities ..................        (14,195)            (177)
                                                                                      ---------         --------

Cash flows from financing activities:
      Issuance of common stock .................................................         13,560            1,465
      Proceeds from exercise of stock options and warrants .....................          1,991              128
      Purchase of treasury stock................................................            (19)            --
      Repayment of notes payable ...............................................           --               (320)
      Proceeds from long-term notes payable.....................................           --              2,680
      Proceeds from short-term notes payable....................................           --                100
      Payments of other liabilities ............................................           (209)             (39)
                                                                                      ---------         --------
                        Net cash provided by financing activities ..............         15,323            4,014
                                                                                      ---------         --------

Net decrease in cash and cash equivalents ......................................         (8,407)            (735)

Cash and cash equivalents at beginning of period ...............................         10,207            3,032
                                                                                      ---------         --------
Cash and cash equivalents at end of period .....................................      $   1,800         $  2,297
                                                                                      =========         ========

                 See accompanying notes to financial statements.

                          IMCLONE SYSTEMS INCORPORATED
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (unaudited)

(1)  Basis of Presentation

     The financial statements as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995 are unaudited. In the opinion of management, these unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission.

     Results for the interim periods are not necessarily indicative of results for the full years.

(2)  Related Party Transactions

     During the year ended December 31, 1995, the Company made miscellaneous non-interest-bearing cash advances to the President and CEO totaling $7,000. In addition, the officer repaid $31,000 of a demand promissory note during the year ended December 31, 1995. This brought the outstanding balance of total miscellaneous non-interest-bearing cash advances to the officer to $132,000 at December 31, 1995. The balance due from the officer at October 31, 1996 was $112,000. The officer has provided the Company with a demand promissory note pursuant to which the officer is obligated to repay the debt over a twenty-four month period ending April 30, 1997.

(3)  Net Loss Per Share

     Net loss per share is computed based on the weighted average number of shares outstanding. Common Stock equivalents are not included in the computation of average shares outstanding because they are anti-dilutive.

(4)  Reclassification

     Certain amounts previously reported have been reclassified to conform to current year presentation.

(5)  Subsequent Events

     During October 1996, the Company signed a commitment letter with a financing company to lease laboratory and computer-related equipment and make certain building and leasehold improvements to existing facilities for up to $2,500,000. Several leases may be signed with an aggregate cost of not less than $75,000 per lease. Each lease has a fair market value purchase option at the expiration of a 42 month term. Upon the closing of the first lease commencement, the Company is required to issue to the finance company a warrant to purchase approximately 25,000 shares of its common stock at the market price at the time of the commitment.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis by management is provided to identify certain significant factors which affected the Company's financial position and operating results during the periods included in the accompanying financial statements.

Results of Operations

Nine Months Ended September 30, 1996 and 1995

     Revenues for the nine-month periods ended September 30, 1996 and 1995 were $225,000 and $725,000, respectively. Revenues for both periods included research and development support fees from its corporate partnership with American Cyanamid Company in infectious disease vaccines. In addition, revenues for the nine months ended September 30, 1995 included contract research fees of $500,000 from the Company's strategic alliance with Abbott Laboratories in diagnostics.

     Total operating expenses for the nine-month periods ended September 30, 1996 and September 30, 1995 were $10,219,000 and $8,438,000, respectively.
Research and development expenses for the nine-month periods ended September 30, 1996 and September 30, 1995 were $7,601,000 and $6,098,000, respectively. Such amounts for the nine-month periods ended September 30, 1996 and September 30, 1995 represented 74% and 72%, respectively, of total operating expenses. The increase in research and development expenses is attributable to the costs incurred to manufacture the Company's lead product candidate, C225, as well as increased research and development activities on other product candidates.

     General and administrative expenses include administrative personnel costs, costs incurred in connection with pursuing arrangements with corporate partners and expenses associated with applying for patent protection for the Company's technology and products. Such expenses for the nine-month periods ended September 30, 1996 and September 30, 1995 were $2,618,000 and $2,340,000, respectively. The increase in general and administrative expenses is attributable to the costs associated with the expanded efforts in pursuing strategic alliances.

     Interest and other income was $695,000 for the nine-month period ended September 30, 1996 compared to $3,050,000 for the nine-month period ended September 30, 1995. The decrease was primarily attributable to the April 1995 sale of a portion of the Company's preferred and common stock holdings in Cadus Pharmaceutical Corporation to an unrelated party for $3,000,000. Such decrease was partially mitigated by increased interest income earned from higher cash balances in the Company's investment portfolio resulting from the proceeds received from public stock offerings which were completed in November 1995 and February 1996. Interest and other expense was $691,000 and $698,000 for the nine-month periods ended September 30, 1996 and September 30, 1995, respectively. Interest and other expense for both periods primarily includes interest on two outstanding Industrial Development Revenue Bonds with an aggregate principal amount of $4,313,000, interest recorded on the liability to Pharmacia and UpJohn, Inc. for the reacquisition of the worldwide rights to IL-6m and the contract manufacture of clinical material, and interest accrued and the amortization of the non-cash debt discount recorded in connection with the Company's August 1995 financing with the Oracle Group. See "Liquidity and Capital Resources".

     The Company had net losses of $11,257,000 or $0.59 per share, and $5,361,000 or $0.42 per share, for the nine-month periods ended September 30, 1996 and September 30, 1995, respectively. The net loss for the nine-month period ended September 30, 1996 included a $1,267,000 or $0.07 per share extraordinary loss on early extinguishment of debt through the issuance during the second quarter of Company Common Stock in lieu of cash repayment of a $2,500,000 loan due the Oracle Group and a $180,000 long-term note owed to a Company Director. See "Liquidity and Capital Resources" for further discussion of these transactions.

Three Months Ended September 30, 1996 and 1995

     Revenues for the three-month periods ended September 30, 1996 and 1995 were $75,000 and $575,000 respectively. Revenues for both periods included research and development support fees from its corporate partnership with American Cyanamid Company in infectious disease vaccines. In addition, revenues for the three months ended September 30, 1995 included contract research fees of $500,000 from the Company's strategic alliance with Abbott Laboratories in diagnostics.

     Total operating expenses for the three-month periods ended September 30, 1996 and September 30, 1995 were $3,714,000 and $2,823,000, respectively.
Research and development expenses for the three-month periods ended September 30, 1996 and September 30, 1995 were $2,683,000 and $2,071,000, respectively.
Such amounts for the three-month periods ended September 30, 1996 and September 30, 1995 represented 72% and 73%, respectively, of total operating expenses. The increase in research and development expenses is attributable to the costs incurred to manufacture the Company's lead product candidate, C225, as well as increased research and development activities on other product candidates.

     General and administrative expenses include administrative personnel costs, costs incurred in connection with pursuing arrangements with corporate partners and expenses associated with applying for patent protection for the Company's technology and products. Such expenses for the three-month periods ended September 30, 1996 and September 30, 1995 were $1,031,000 and $752,000, respectively. The increase in general and administrative expenses is attributable to the costs associated with the expanded efforts in pursuing corporate partnerships.

     Interest and other income was $241,000 for the three-month period ended September 30, 1996 compared to $30,000 for the three-month period ended September 30, 1995. The increase is due to higher cash balances in the Company's investment portfolio resulting from the proceeds received from public stock offerings which were completed in November 1995 and February 1996. Interest and other expense was $144,000 and $297,000 for the three-month periods ended September 30, 1996 and September 30, 1995, respectively. Interest and other expense for both periods primarily includes interest on two outstanding Industrial Development Revenue Bonds with an aggregate principal amount of $4,313,000 and interest recorded on the liability to Pharmacia and UpJohn, Inc. for the reacquisition of the worldwide rights to IL-6m and the contract manufacture of clinical material. The decrease in interest and other expense is primarily attributable to the exchange of debt for Company Common Stock with the Oracle Group. See "Liquidity and Capital Resources" for further discussion of this transaction.

     The Company had a net loss of $3,542,000 or $0.18 per share for the three-month period ended September 30, 1996 compared with a net loss of $2,515,000 or $0.19 per share for the three-month period ended September 30, 1995.

Liquidity and Capital Resources

     The Company's cash and cash equivalents and securities available for sale totaled $14,353,000 at November 13, 1996; on September 30, 1996 such balances totaled $15,344,000.

     The Company owned 28% of the common and preferred stock of Cadus until December 1994 when it completed the sale of 50% of its holdings in Cadus to High River Limited Partnership ("High River") for $3,000,000. In April, 1995, the Company completed the sale of the remaining one-half of its shares of capital stock of Cadus for $3,000,000 to the same party. The Company had the right to repurchase all 3,238,184 shares of Cadus any time prior to October 27, 1996 for $1.75 per share, subject to adjustment under certain circumstances. The Company did not exercise the repurchase right. In exchange for such right, the Company granted to High River two options to purchase shares of Common Stock. One option is to purchase 150,000 shares at an exercise price of $2.00 per share, subject to adjustment under certain circumstances, and the other option is to purchase 300,000 shares at an exercise price per share of $0.69 per share, subject to adjustment under certain circumstances. Both options will expire on April 26, 2000.

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

     In May 1996 the Company and the Oracle Group exchanged the notes evidencing the loan for 333,333 shares of Common Stock based on a stock price of $7.50. The market price of the Company's stock on April 15, 1996, the date on which the Company reached agreement in principle with the Oracle Group for the exchange, was $9.13 and the Company paid the accrued and unpaid interest through April 15, 1996 on the notes in the amount of $143,000 in cash. The Company recorded an extraordinary loss of $1,228,000 on the extinguishment of debt. In July 1996, the Company registered such shares of Common Stock with the Commission under a registration statement in accordance with provisions of the 1933 Act.

     In July 1995, a director loaned the Company $180,000 in exchange for a long-term note due two years from issuance at an annual interest rate of 8%. As part of the transaction, the director was granted 36,000 warrants to purchase Company common stock at $1.50 per share and an additional 36,000 warrants to purchase Company common stock at $3.00 per share. In May 1996, the Company and the director exchanged the note for 24,000 shares of Common Stock based on a stock price of $7.50. The market price of the Company's stock on April 15, 1996, the date on which the Company reached agreement in principle with the director for the exchange, was $9.13 and the Company paid the accrued and unpaid interest on the note in the amount of $10,000 in cash. The Company recorded an extraordinary loss of $39,000 on the extinguishment of the debt. In July 1996 the Company registered such shares of Common Stock with the Commission under a registration statement in accordance with the provisions of the 1933 Act.

     In February 1996, the Company completed a public sale of 2,200,000 shares of Common Stock at a per share price to the public of $6.63. Net proceeds to the Company from this sale totaled approximately $13,600,000 after deducting expenses payable by the Company in connection with the offering and the commission paid by the Company.

     In May 1996, the Company extended its collaboration with Merck KGaA ("Merck") for the development of a therapeutic cancer vaccine, BEC-2, for use in small-cell carcinoma and in malignant melanoma. The collaboration continues a research and license agreement between the two companies signed in December 1990. Under the terms of the modified agreement, the Company could receive up to $11,700,000 in license fees, research and development support and milestone payments in addition to monies previously received in the original agreement. In return, Merck has marketing rights to BEC-2 for all therapeutic indications outside North America. Formerly the rights of Merck were confined to Europe, Australia and New Zealand. Merck will also share in the development costs for the United States and Europe and will pay all development costs in other territories. The Company will be entitled to royalties based upon product sales outside of North America.

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

     In July 1993, the Company entered into an agreement to acquire the worldwide rights to IL-6m, a blood cell growth factor, from Erbamont, now a subsidiary of Pharmacia and UpJohn, Inc. ("Pharmacia"), which had been licensed to Pharmacia pursuant to a development and licensing agreement. In consideration of the return of rights and the transfer of certain material and information, the Company has paid $900,000 and has further obligations to Pharmacia. Such obligations, including those to pay for IL-6m material manufactured and supplied by Pharmacia, totaled $2,400,000 at the end of 1994. In addition, the Company is required to pay Pharmacia $2,700,000 in royalties on eventual sales of IL-6m, if any. In March 1996, the Company entered into a Repayment Agreement with Pharmacia by which it has agreed to pay the $2,400,000, including interest at 8.75%, over 24 months commencing in March 1996, with interest only payable during the first six months. In connection with the Repayment Agreement, the Company has signed a Confession of Judgment, which can be filed in the case of default. Pursuant to a Security Agreement entered into with Pharmacia, the Company has pledged its interests in patents related to its IL-6m and to heparanase to secure its obligations under the Repayment Agreement.

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

     The Company's budgeted cash expenditures for the twelve month period ending September 30, 1997 total approximately $17,400,000, which includes $1,713,000 of the outstanding obligation to Pharmacia. The Company expects that its existing capital resources and revenue stream will be sufficient to fund its capital needs through mid-December 1997. In order to fund its capital needs after that time, the Company will require significant levels of additional capital and intends to raise the necessary capital through additional equity or debt financing, arrangements with corporate partners or from other sources.

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

     The Company has a clinical-grade manufacturing facility in Branchburg, New Jersey. If clinical trials of its products continue to be successful, the Company also intends to use the facility for manufacturing clinical material for late-stage trials and, if products are approved for marketing, for commercial material. The timing and costs of further adapting the facility for commercial manufacturing will depend on several factors, including the progress of products through clinical trials, and are not yet determinable.

     Total capital expenditures made during the nine months ended September 30, 1996 were $450,000. $305,000 related to the refurbishment and equipping of the Company's manufacturing facility in New Jersey while $145,000 reflected scientific and computer-related equipment purchases for the research and development laboratories at the Company's New York facility.

Certain Factors Affecting Forward-Looking Statements--Safe Harbor Statement

     This Management's Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report contain forward-looking statements that involve risks and uncertainties. The Company's actual operations, performance and results could differ materially from those reflected in, or anticipated by, these forward-looking statements. In evaluating the Company and its operations, performance and results, investors should consider, among other things, the scientific and business risks and uncertainties of new product development in the biotechnology field, the risk of rapid and significant technological change, the risk of development by one or more competitors of products which compete with the Company's proposed products and the risks and uncertainties discussed in the Company's public filings with the SEC, including the Company's most recent Annual Report on Form 10-K under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PART II - OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders

             None.

Item 5.      Other Information

             None.

Item 6.      Exhibits and Reports on Form 8-K

             (a)      Exhibits:

                      None.

             (b)      Reports on Form 8-K:

                      Date Filed_______________       Items Reported___________

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          IMCLONE SYSTEMS INCORPORATED

                                          (Registrant)

Date:  November 13, 1996         By       /s/ Samuel D. Waksal
                                          -------------------------------------
                                          Samuel D. Waksal
                                          President and Chief Executive Officer



Date: November 13, 1996          By       /s/ Carl S. Goldfischer
                                          -------------------------------
                                          Carl S. Goldfischer
                                          Vice President of Financial and
                                          Strategic Planning and
                                          Chief Financial Officer