Form 10-K
period 1996-12-31
IMCLONE SYSTEMS INC/DE
filed 1997-03-28
CIK 765258

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-19612

                          IMCLONE SYSTEMS INCORPORATED
             (Exact name of registrant as specified in its charter)

           DELAWARE                                             04-2834797
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)

180 VARICK STREET, NEW YORK, NY                                    10014
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code              (212) 645-1405

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:     Common Stock,
                                                                par value $ .001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                         Yes   _X_     No  ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 27, 1997 was $154,961,887.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class                                       Outstanding as of March 27, 1997
-------------------------------             --------------------------------
Common Stock, par value $.001                             23,693,199

Documents Incorporated by Reference: The registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on June 3, 1997 to be filed with the Commission not later than 120 days after the close of the registrant's fiscal year, has been incorporated by reference, in whole or in part, into Part III, Items 10, 11, 12 and 13 of this Annual Report on Form 10-K.

                          IMCLONE SYSTEMS INCORPORATED

                          1996 Form 10-K Annual Report

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----

                                     PART I

Item 1.  Business                                                           1
Item 2.  Properties                                                        14
Item 3.  Legal Proceedings                                                 14
Item 4.  Submission of Matters to a Vote of
         Security Holders                                                  14

                                     PART II

Item 5.  Market for the Registrant's Common Equity and
         Related Stockholder Matters                                       15
Item 6.  Selected Financial Data                                           16
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               17
Item 8.  Financial Statements and Supplementary Data                       25
Item 9.  Changes in and Disagreements With Accountants
         on Accounting and Financial Disclosure                            25

                                    PART III

Item 10. Directors and Executive Officers of the Registrant                25
Item 11. Executive Compensation                                            25
Item 12. Security Ownership of Certain Beneficial Owners
                  and Management                                           25
Item 13. Certain Relationships and Related Transactions                    25

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K                                               25

                            ------------------------

Those statements contained herein that do not relate to historical information are forward-looking statements. There can be no assurance that the future results covered by such forward-looking statements will be achieved. Actual results may differ materially due to the risks and uncertainties inherent in the Company's business, including without limitation, the risks and uncertainties associated with completing preclinical and clinical trials of the Company's compounds that demonstrate such compounds' safety and effectiveness; obtaining additional financing to support the Company's operations; obtaining and maintaining regulatory approval for such compounds and complying with other governmental regulations applicable to the Company's business; obtaining the raw materials necessary in the development of such compounds; consummating collaborative arrangements with corporate partners for product development; developing the capacity to manufacture, market and sell the Company's products, either directly or with collaborative partners; developing market demand for and acceptance of such products; competing effectively with other pharmaceutical and biotechnological products; obtaining adequate reimbursement from third party payors; attracting and retaining key personnel; protecting proprietary rights; and those other factors set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview and Risk Factors."

                                      (i)

Item 1. Business.

GENERAL

     ImClone Systems Incorporated (the "Company" or "ImClone") is a biopharmaceutical company engaged primarily in the research and development of therapeutic products for the treatment of cancer and cancer-related disorders. The Company's product candidates include interventional therapeutics for cancer and cancer vaccines. The Company was incorporated in Delaware in 1984.

     The Company's principal executive offices and laboratories are located at 180 Varick Street, New York, New York 10014 and the telephone number is (212) 645-1405.

DEVELOPMENT PROGRAMS

     C225 Cancer Therapeutic. The Company's lead interventional therapeutic for cancer is a chimerized (part mouse, part human) antibody that acts to block the Epidermal Growth Factor receptor ("EGFr"). EGFr is expressed in select normal human tissues and has been shown to be over-expressed in the cells of approximately one-third of all solid cancers. Extensive in vivo animal studies with human tumors have shown that C225 in combination with various chemotherapeutic agents (doxorubicin, cisplatin or paclitaxel) demonstrates a pronounced enhancement of the anti-tumor effect of the chemotherapeutic agents, resulting in the complete destruction of human tumors in substantially all the animals in these studies. The studies have demonstrated long-term tumor-free survival of animals.

     Since December 1994, the Company has initiated several Phase Ib/IIa clinical trials of C225 at Memorial Hospital (the patient care arm of Memorial Sloan-Kettering Cancer Center) ("Sloan-Kettering"), Yale Cancer Center, University of Virginia, MD Anderson Cancer Center and the University of Alabama. The first study, involving a single injection of C225 at escalating doses in 13 patients, was completed in March 1995. Subsequent studies have been initiated with escalating doses of C225 both with and without chemotherapy. A multi-injection study of C225 alone in 17 patients was completed in November 1995. A study of the drug in conjunction with cisplatin in head and neck cancer patients began in May 1995 and was completed in November 1996 with 22 patients. No dose limiting toxicities were demonstrated in these studies. Studies with doxorubicin in advanced prostate cancer patients and with paclitaxel in breast cancer patients were initiated in January 1996 and March 1996, respectively. The Company expects to commence enrollment shortly of patients in studies using C225 alone, with chemotherapy or with radiation in head and neck cancer patients. The Company produces C225 for its clinical trials at its manufacturing facility in Branchburg, New Jersey.

     105AD7 Cancer Vaccine. 105AD7 is a human monoclonal antibody which mimics an antigen known as gp72 which is common in cancers of the gastrointestinal tract, including colorectal carcinoma. This human monoclonal antibody has been shown to stimulate cellular immune anti-tumor responses in animal models and has been tested in a Phase I human clinical study in the United Kingdom in 13 patients with advanced colorectal carcinoma. The results of that study indicate that in a majority of patients 105AD7 stimulated a cellular immune response and significantly increased the overall mean survival time compared to patients not immunized, with no discernible toxicity related to the drug. Based on these results, late stage colorectal carcinoma patients have been enrolled in the United Kingdom in a 162-patient Phase II clinical trial. The study has been fully enrolled and patients are being evaluated for survival.

     BEC-2 Cancer Vaccine. BEC-2 is a monoclonal anti-idiotypic antibody which the Company believes may be useful to prevent or delay the onset of recurrent primary tumors or metastatic disease. The antibody, which mimics the ganglioside GD3, has been tested since 1991 in Phase I clinical trials at Sloan-Kettering against certain forms of cancer, including small-cell lung carcinoma and melanoma. BEC-2 has shown statistically significant prolonged survival of patients with small-cell lung carcinoma in a pilot study at Sloan-Kettering. The Company has granted Merck KGaA, formerly E. Merck ("Merck"), a German-based pharmaceutical company, rights to manufacture and market BEC-2 worldwide, except in North America, in return for research support, potential milestone fees and royalties on future sales, if any. ImClone expects that pivotal studies for BEC-2 for use in treatment of small cell lung carcinoma will commence within the next 12 months.

     Interleukin-6 Mutein ("IL-6m"). The Company has developed a recombinant molecular variant of Interleukin-6, a naturally occurring hematopoietic growth factor. IL-6m has been shown in animal tests to significantly stimulate the production of platelets and has been shown by others in pre-clinical trials to be a critical factor in liver cell regeneration. A pilot human clinical trial of IL-6m was initiated at Hadassah Hospital in Jerusalem, Israel in early 1994 in pre-chemotherapeutic patients with ovarian or lung cancer which trial was discontinued. In addition, IL-6m is being supplied to outside academic laboratories.

RESEARCH PROGRAMS

     In addition to concentrating on its products in clinical development, the Company performs ongoing research in a number of related areas.

Interventional Therapeutics

     ImClone conducts an interventional cancer therapeutic research program in the development of inhibitors of tyrosine kinase receptors (growth factor receptors) associated with tumor cell regeneration and support.

     Inhibitors of Angiogenesis

     The Company is seeking to develop inhibitors of angiogenesis, which is the formulation of new blood vessels necessary for tumor growth. The Company has acquired proprietary rights to the recombinant mouse form of a key tyrosine kinase receptor involved in angiogenesis, FLK-1. The receptor, which was discovered, cloned and expressed by ImClone scientists and collaborators, is stimulated by the growth factor called Vascular Endothelial Cell Growth Factor ("VEGF"). The Company has developed various antibodies with high affinity for the receptor and its human form, which block the activation of the receptor and thereby inhibit angiogenesis. The Company has also initiated a program to develop small molecule inhibitors of angiogenesis and to identify and validate new targets for anti-angiogenic drug intervention. These inhibitors of the FLK-1 receptor may represent a future treatment for inhibiting tumor growth in those cancers that use this molecular pathway to stimulate blood vessel development.

     FLK-2

     FLK-2 is a tyrosine kinase receptor which is expressed on a sub-population of human hematopoietic stem cells, acute myeloblastic leukemia and acute lymphoblastic leukemia, and possibly human neural and neural-like tumors. The goals of the FLK-2 monoclonal antibody program are to develop therapeutic antibodies that can be used to treat FLK-2 expressing tumors.

Hematopoiesis

     The Company is conducting research in hematopoiesis (growth and development of blood cell elements) aimed at discovering factors to support hematopoietic stem cells and to control the proliferation, differentiation and functional deterioration of hematopoietic elements.

     The Company has obtained an exclusive license from The National Institutes of Health ("NIH") to the delta-like ("DLK") protein and gene for use in stem cell and gene therapy. DLK is a member of a family of proteins which appear to have the ability to maintain cells in an undifferentiated state. The Company also has entered into a non-exclusive license and supply agreement with Immunex Corporation ("Immunex") for use of the FLK-2/FLT-3 ligand for ex vivo cell therapies. Immunex has a license from the Company to the FLK-2 receptor, limited to the use by Immunex in the manufacture of the FLK-2/FLT-3 ligand.

Cancer Vaccines

     ImClone seeks to discover potential cancer vaccines as another route to cancer treatment. Cancer vaccines would activate immune responses to tumors to protect against local spread, distant metastases or recurrence of cancer. Choosing appropriate cancer cell targets and generating effective immune responses are the focus of ImClone's cancer vaccine program. For example, research is being conducted on a possible melanoma vaccine based on the tumor associated antigen known as gp75.

LICENSED DIAGNOSTICS AND INFECTIOUS DISEASE VACCINES

     The Company has licensed its diagnostic and infectious disease vaccine product areas, based on its earlier research, to corporate partners for further development and commercialization. The Company has granted the Wyeth/Lederle division of American Home Products Corporation ("American Home") a worldwide license to manufacture and market its infectious disease vaccines, which are in development. The Company has also entered into a strategic alliance with Abbott Laboratories ("Abbott") pursuant to which the Company has licensed certain of its diagnostic products to Abbott on a worldwide basis. In mid-1995, Abbott launched in Europe its first DNA-based test, using the Company's technology, for the diagnosis of the sexually transmitted disease chlamydia. Abbott has advised the Company that it has added tests for gonorrhea and mycobacteria, and has launched sales in the U.S. as well. The Company is entitled to receive potential milestone payments and royalties in connection with sales of such diagnostic products. In December 1996, the Company and Abbott modified this agreement to provide for an exclusive sublicensing agreement with Chiron Diagnostics ("Chiron") for the Company's patented DNA signal amplification technology, AMPLIPROBE. Under the terms of the agreement all sales of Chiron branched DNA diagnostic probe technology in countries covered by Company patents will be subject to a royalty to Abbott to be passed through to the Company.

RESEARCH AND DEVELOPMENT

     ImClone initiated its in-house research and development in 1986. The Company has assembled a scientific staff with a variety of complementary skills in a broad base of advanced research technologies, including oncology, immunology, cell biology and protein and synthetic chemistry. The Company has also recruited a staff of technical and professional employees to carry out manufacturing of clinical trial materials at its Branchburg, New Jersey manufacturing facility. In addition to its research programs pursued in-house, ImClone collaborates with certain academic institutions to support research in areas of ImClone's product development efforts. The Company has also entered into collaborations with major pharmaceutical companies in order to obtain funding and product development and commercialization assistance for certain of its therapeutic product candidates in exchange for specific product licensing rights. The Company intends to enter into additional agreements of this nature with appropriate pharmaceutical company partners with the resources and experience to assist the Company financially and in successfully bringing its products to market, both in the U.S. and abroad. There can be no assurance, however, that the Company will be successful in consummating any such arrangements.

     The Company has recorded expenses of approximately $11,482,000, $8,768,000 and $11,816,000 for research and development in the years ended December 31, 1996, 1995 and 1994, respectively.

ACADEMIC COLLABORATIONS

     The Company's primary academic collaborations which are non-clinical in nature are the following.

     Princeton University. The Company has entered into several agreements with Princeton University pursuant to which ImClone has supported specific research under the direction of certain faculty members. The Company supports the research of Dr. Arnold Levine, Chairman of Princeton's Department of Molecular Biology, in the area of the p53 tumor suppressor gene. The Company has an exclusive license to the results of this research, which license is terminable by the university if the Company does not meet certain milestones in connection with the development of the licensed technology.

     The Company has also funded research of Dr. Ihor Lemischka of Princeton University on tyrosine kinase receptors, including FLK-2, antibodies and ligands to such receptors, and hematopoietic stem cells. The Company has an exclusive license from Princeton to the results of this research, which license is terminable by the university if the Company does not meet certain developmental milestones.

     The University of California at San Diego. In April 1993, the Company obtained an exclusive worldwide license from the University of California to a United States patent covering monoclonal antibodies that bind to the EGFr. The Company's C225 product is the chimerized form of one such antibody.

     The University of North Carolina at Chapel Hill. The Company has supported research at The University of North Carolina at Chapel Hill in a number of areas, including work of Dr. P. Frederick Sparling in connection with vaccine candidates for N. gonorrhea and N. meningitidis, the results of which are exclusively licensed to the Company.

     Hadassah Medical Organization. ImClone has entered into two supported research agreements with Hadasit Medical Research Services & Development, Ltd., the organization that licenses research programs on behalf of Hadassah Medical Organization. Pursuant to one agreement, the Company has funded research at Hadassah in the development of an inhibitor of cytokines, which funding was discontinued by the Company as of January 1993. ImClone has also funded research at Hadassah in the development of a recombinant form of heparanase, which funding was discontinued by the Company as of March 1994. Under each agreement, the Company has an exclusive license to the proprietary rights of the research.

     Two additional collaborations which are not academic in nature, but which have resulted in the transfer of intellectual property rights to the Company are the following:

     National Cancer Institute. In October 1996, the Company obtained an exclusive, worldwide patent license from the NIH for the DLK protein and gene. The agreement provides the Company with an exclusive license to stem cell and gene therapy applications of the DLK protein and gene, as well as related diagnostic uses.

     Rhone-Poulenc Rorer. In June 1994, the Company obtained an exclusive worldwide license from the pharmaceutical company, Rhone-Poulenc Rorer, Inc. ("Rhone-Poulenc Rorer") to pending patent applications covering the use of EGFr monoclonal antibodies in combination with specific chemotherapeutic regimens.

     Generally, subject to earlier termination provisions contained in the agreements, the licenses described above terminate upon the expiration of the life of any patent or a related period on unpatented technology.

CLINICAL COLLABORATIONS

     The Company's principal collaborations that are related to its clinical trials are the following:

     The Cancer Research Campaign Technology, Limited. In April 1994, the Company entered into an exclusive worldwide license with Cancer Research Campaign Technology, Limited ("CRCT") for a human monoclonal anti-idiotypic antibody called 105AD7, and its use as a cancer vaccine. CRCT licenses potential products on behalf of Cancer Research Campaign ("CRC"). CRC is performing a double-blind Phase II clinical study on 105AD7 in the United Kingdom. This study focuses on increased survival time of patients with late-stage colorectal cancer.

     The license agreement provides that ImClone shall manufacture 105AD7 for CRC to be used in the clinical trials other than the current Phase II trial in the United Kingdom, which is supported wholly by CRC and is being performed with CRC material. As licensee, ImClone has commercial development obligations in connection with the product, based on sound clinical results. ImClone is to pay CRCT licensing fees, milestone fees and royalties on the sale of the commercialized product. The license can be terminated by CRCT if ImClone fails to carry out its obligation to develop and commercialize the product.

     In July 1996, the Company, CRCT and the University of Nottingham entered into a research agreement pursuant to which the Company agreed to support a one-year renewable research program at the University of Nottingham, the objective of which is to elucidate the mechanism of action of 105AD7 in order to interpret the results of the clinical trial and to guide ImClone's commercial development of 105AD7.

     Memorial Sloan-Kettering Cancer Center. In March 1990, the Company entered into an agreement with Sloan-Kettering to support research in several areas, including the study of potential cancer vaccine products BEC-2 and gp75. The Company has an exclusive license to the results of the research in the areas covered by the agreement. The BEC-2 antibody has been tested since 1991 in Phase I clinical trials at Sloan-Kettering against certain forms of cancer, including small cell lung carcinoma and melanoma.

     The Company also has agreements with certain institutions by which such institutions serve as sites for certain of the Company's clinical trials. For example, for its C225 trials, the Company has entered into such agreements with Yale Cancer Center, Sloan-Kettering, and the University of Virginia, MD Anderson Cancer Center and the University of Alabama.

CORPORATE COLLABORATIONS

     To facilitate commercialization of certain of its products, ImClone has entered into agreements with major pharmaceutical companies. Although the terms of each agreement differ, these agreements generally provide for ImClone to receive license fees, research funding and royalties on net sales of any future products during the life of any relevant patent. In some cases, license fees include payments related to the achievement of regulatory or product development milestones.

     Merck KGaA (Darmstadt, Germany)

     The Company entered into a research and license agreement with Merck in December 1990, which was extended and modified in May 1996. The original agreement provided Merck the exclusive license to manufacture, sell and distribute in Europe, Australia and New Zealand, if developed, the Company's BEC-2 product, and its recombinant gp75 antigen, for all indications. The modified agreement expands Merck's rights to the world, except for North America.

     The Company reserves the right in the agreement to sell and distribute such products in North America. The modified agreement also requires the Company to give Merck the opportunity to seek to acquire North American distribution rights for the licensed products if the Company intends to grant such rights to any third party. Each party is responsible for conducting clinical trials and obtaining regulatory approvals in order to market the licensed products in the territory under which such party has marketing rights under the agreement. Merck will also share in the development costs for the United States, Europe, Australia and New Zealand and will pay all development costs in all other territories.

     The modified agreement requires Merck to make research support and milestone payments to ImClone based on milestones achieved in the licensed products' development, and to make royalty payments to ImClone on all sales of the licensed products, if any, with a portion of the earlier funding received by the Company under the agreement being creditable against the amount of royalties due to the Company. Such research support and milestone payments under the modified agreement may total up to $11.7 million. ImClone will owe no royalties to Merck on any sales by ImClone of the licensed products in North America unless Merck significantly enhances the product, in which case compensation may be negotiated. The modified agreement also provides that it is the intent of ImClone and Merck that ImClone be the manufacturer for the product worldwide. The agreement terminates upon the later of the last to expire of any patents issued and covered by the technology or fifteen years from the date of the first commercial sale, after which such license shall survive without further royalty payment and is irrevocable. The agreement may be terminated earlier by ImClone in the event Merck fails to pursue in a timely fashion regulatory approval or sale of a licensed product in a country in which it has the right to do so. It also may be terminated earlier by Merck if milestones are not achieved.

     In the year ended December 31, 1996, the Company recorded no revenue under the Merck agreement.

     Abbott Laboratories

     The Company entered into a research and license agreement with Abbott in December 1992, which provides Abbott an exclusive worldwide license to manufacture and distribute diagnostic products arising out of certain of ImClone's research in diagnostics, including but not limited to ImClone's Repair Chain Reaction and p53 technologies for cancer detection and prognosis. This agreement requires Abbott to exercise its best reasonable efforts to develop and commercialize products incorporating the Repair Chain Reaction technology, failing which it can lose its exclusive license to this technology. Abbott has the right on 30 days notice to ImClone to terminate a product license in a particular country. In mid-1995, Abbott launched in Europe its first DNA-based test, using the Company's technology, for the diagnosis of the sexually transmitted disease chlamydia. Abbott has advised the Company that it has added tests for gonorrhea and mycobacteria, and has launched sales in the U.S. as well. Under the agreement Abbott has paid ImClone up-front fees and research support, and is obligated in the future to pay milestone fees and royalties on sales. The agreement terminates upon the later of the last to expire of any patents issued covered by the technology or, if no patents are granted, twenty years, subject to certain earlier termination provisions contained in the agreement.

     In December 1996, the Company and Abbott modified this agreement to provide for an exclusive sublicensing agreement with Chiron for the Company's patented DNA signal amplification technology, AMPLIPROBE. Under the terms of the agreement all sales of Chiron branched DNA diagnostic probe technology in countries covered by Company patents will be subject to a royalty to Abbott to be passed through to the Company.

     In the year ended December 31, 1996, the Company recorded revenue under the Abbott agreement in the amount of $225,000.

     American Home Products

     In December 1987, the Company entered into a vaccine development and licensing agreement with American Cyanamid Company ("Cyanamid") that provided Cyanamid an exclusive worldwide license to manufacture and sell vaccines developed during the research period of the agreement. In connection with the agreement, Cyanamid purchased 410,001 shares of Common Stock of the Company. During the three-year research period of the agreement, which period expired in December 1990, the Company developed two vaccine candidates, the first of which was for N. gonorrhea based on recombinant proteins, and the second of which was for Herpes Simplex Virus based on recombinant glycoproteins B and D.

     In September 1993, the Company and Cyanamid, through its Lederle-Praxis Biologicals division, entered into a research collaboration agreement which by its terms supersedes the earlier agreement as to N. gonorrhea vaccine candidates, but not as to Herpes Simplex Virus vaccine candidates. The successor to Cyanamid, American Home, has the responsibility under this agreement to pay research support to the Company, as well as milestone fees and royalties on sales of any N. gonorrhea vaccine that might arise from the collaboration.

     American Home has the responsibility under both agreements for conducting pre-clinical and clinical trials of the vaccine candidates, obtaining regulatory approval, and manufacturing and marketing the vaccines. There are penalties payable by American Home in the event it fails to have filed for the commencement of clinical trials by certain dates yet intends to continue to develop the product, otherwise the product will revert to ImClone. American Home is required to pay royalties to ImClone in connection with sales of the vaccines.

     In the year ended December 31, 1996, the Company recorded revenues of $300,000 under the American Home agreements.

Immunex Corporation

     In December 1996, the Company entered into technology cross-licensing agreements with Immunex relating to FLK-2/FLT-3 ligand and its receptor. FLT-3 ligand is a hematopoietic growth factor. Under the terms of the agreements, the Company has granted to Immunex an exclusive worldwide license to the receptor for use in the manufacture of the ligand. In return, the Company will receive an initial payment and a royalty based on the sales of the ligand by Immunex and its sub-licensees. In addition, Immunex has granted the Company a non-exclusive license in the United States and Canada to use its patented FLK-2/FLT-3 ligand, manufactured by Immunex, for ex-vivo stem cell expansion together with an exclusive license to distribute the ligand with its own proprietary products for ex-vivo expansion. Immunex has agreed to seek to obtain the consent of its parent company, American Home, to expand the territory of this license to include the world outside North America. Immunex will also supply FLK-2/FLT-3 ligand to ImClone. The Company has been advised that Immunex has begun Phase I studies with FLK-2/FLT-3 ligand for stem cell mobilization in vivo. Subject to earlier termination provisions contained in the agreements, ImClone's license terminates in December 2001, subject to a five year renewal period and Immunex's license terminates thirteen years after the first commercial sale of the product.

     In the year ended December 31, 1996, the Company recorded $75,000 as license fee revenue from Immunex under this agreement.

Cadus Pharmaceutical Corporation

     In January 1992, the Company participated in the founding of Cadus Pharmaceutical Corporation ("Cadus") with scientists from Princeton University. Prior to founding Cadus, ImClone had funded research at Princeton University in the field of yeast-based drug screening systems. The Company also had identified at Princeton research related to chemical compounds shown to block signal transduction events within cells. The Company determined that these technologies were sufficiently significant and distinct from its own protein-based technologies to merit the founding of a separate company.

     The Company supported the initial growth and development of Cadus, and until December 1994 owned approximately 28% of Cadus' common and preferred stock. In December 1994, an agreement was reached for the Company to sell 50% of its total Cadus stock to High River Limited Partnership ("High River") for total consideration of $3,000,000. Following this transaction the Company's investment in Cadus was accounted for under the cost method, as the Company's investment in Cadus had fallen below 20%. At December 31, 1994 and December 31, 1993 the Company had approximately a 14% and 28% investment in Cadus, respectively. The gain in 1994 on sale of the Cadus shares is recorded in the Statement of Operations as other income for the year ended December 31, 1994. The cash consideration was received by the Company on January 4, 1995.

     In April 1995, the Company completed the sale of the remaining one-half of its shares of capital stock of Cadus for $3,000,000 to High River. The Company had a right to repurchase all such remaining shares of Cadus anytime prior to October 27, 1996 for $5.25 per share which it did not exercise. In exchange for such right, the Company granted to High River two options to purchase shares of the Company's common stock, $.001 par value (the "Common Stock"). One option is to purchase 150,000 shares at a price of $2.00 per share, subject to adjustment under certain circumstances, and the other option is to purchase 300,000 shares at a price of $0.69 per share, subject to adjustment under certain circumstances. Both options became exercisable on April 27, 1995 and will expire on April 26, 2000.

CLINICAL MANUFACTURING

     For the Company to support its ongoing research and development it must maintain, supply and staff a facility to support the preparation, analysis and distribution of clinical supplies to various study centers. Toward that end, the Company has operations in Branchburg, New Jersey that include laboratories, storage areas, mechanical systems and qualified staff for the production of and analysis of parenteral materials according to the appropriate Federal, state and local regulations. At this facility the Company is currently producing C225, the EGFr antibody to supply its clinical trials.

     In addition, ImClone has established relationships with qualified contract vendors to perform specialized testing and manufacturing operations not performed by ImClone. The Company has in the past and expects to continue to establish defined development and manufacturing arrangements with third party qualified contract vendors to perform bulk and final product development and production to support ImClone clinical program needs.

     The materials that are used to manufacture the Company's products include qualified cell lines developed by the Company and specially qualified raw materials and components which the Company can obtain from a number of sources. ImClone maintains necessary Quality Control and Quality Assurance oversights of all materials used in the manufacture of the Company's clinical supplies.

PATENTS AND TRADE SECRETS

     The Company seeks patent protection for its proprietary technology and products, both in the United States and abroad. Patent applications have been submitted and are pending in the United States, Canada, Europe and Japan as well as other countries. The patent position of biopharmaceutical firms generally is highly uncertain and involves complex legal and factual questions.

     The Company currently is exclusive licensee or assignee of 42 issued patents world-wide, 24 of which are issued United States patents. The Company has the exclusive right to develop certain anti-EGF receptor antibodies with potential anti-tumor activity under a United States patent owned by the University of California. Nine of the Company's U.S. patents are licensed from Princeton University. Six of the Princeton patents relate to hematopoietic receptor genes and the proteins they encode, such as the tyrosine kinase receptors FLK-1 and FLK-2. The other three Princeton patents relate to a DNA signal amplification system and p53 detection systems.

     To date, the Company is the assignee or exclusive licensee of approximately 35 families of United States and foreign patent applications. The patent applications relate to a number of technologies including the use of EGFr antibodies with chemotherapeutic agents; anti-idiotypic antibodies for treating cancer, such as BEC-2 and 105AD7; antibodies to receptor tyrosine kinases, such as FLK-1 and FLK-2; methods for amplifying and detecting DNA, such as the Repair Chain Reaction; and hematopoietic factors.

     With respect to C225, the Company's EGFr cancer inhibiting antibody, the Company is the exclusive licensee of an issued patent from the University of California covering certain monoclonal antibodies that inhibit epidermal cell growth. The Company is also the exclusive licensee from

Rhone-Poulenc Rorer of a family of patent applications seeking to cover antibodies to EGFr used in conjunction with certain chemotherapeutic agents. The EGFr antibodies being developed by the Company are "chimerized" monoclonal antibodies. Chimerized monoclonal antibodies are the subject of patent applications and patents held by third parties.

     ImClone also has pending patent applications covering the chimeric and humanized form of the antibody and fragments thereof, in synergy with anti-neoplastic agents, such as doxorubicin and cysplatin. Additionally, humanized forms of the antibody and antibody fragments, are claimed, as well as methods of inhibiting human tumors with C225 alone.

     With respect to cancer vaccine candidate 105AD7, the Company is the exclusive licensee from CRCT of a family of patent applications claiming anti-idiotypic monoclonal antibodies, including 105AD7.

     The Company's proprietary position with respect to its anti-tumor BEC-2 monoclonal anti-idiotypic antibody is based on a patent application filed by Sloan-Kettering and exclusively licensed to the Company. The Company is aware that patents have been issued in the United States and Europe to a third party covering anti-idiotypic antibodies and/or their use in the treatment of tumors.

     With respect to the Company's research on inhibitors to angiogenesis based on the FLK-1 receptor, the Company is the exclusive licensee of a family of patents and patent applications covering the FLK-1 receptor and antibodies thereto, and is also the assignee from Company scientists of patent applications covering antibodies to the FLK-1 receptor that inhibit angiogenesis.

     A patent has been granted by the United States Patent and Trademark Office for the Company's IL-6 molecular variant, IL-6m. A U.S. Patent has been received from the U.S. Patent and Trademark Office for a patent application covering the DNA that encodes IL-6m. The patent and patent applications are co-owned by the Company and the University of North Carolina. The Company is the exclusive licensee of the university's rights to such patent and patent application. The Company is aware of patents issued to a third party in the United States and Europe covering cysteine depleted proteins. In addition, the Company is aware of a third-party patent for recombinant IL-6 and methods for its production. The Company is aware of a European Patent for the DNA encoding for human recombinant IL-6 and methods for its production, which has been exclusively licensed. The Company is aware of third-party patents for native recombinant IL-6 and methods for its production. The Company is aware of a European patent for the DNA encoding for human recombinant IL-6 and methods for its production, which has been exclusively licensed on a worldwide basis to a pharmaceutical company. The Company has entered into a Settlement Agreement with the pharmaceutical company whereby the pharmaceutical company has agreed to not enforce its patent against the Company based on the Company's use of its IL-6m patent or patent applications.

     The Company is also aware of U.S. patents that cover various aspects of IL-6. The U.S. patents are licensed to the same pharmaceutical company as the European patent mentioned above. They may be construed to cover the Company's IL-6m.

     The Company's diagnostics program has been licensed for commercial development to Abbott. The program includes target amplification and detection methods, such as Repair Chain Reaction, signal amplification methods, such as AMPLIPROBE, and p53 mutation detection for assisting in cancer diagnosis. The Company's proprietary position with respect to its diagnostics program is based on numerous families of patents and patent applications, of which ImClone is either the assignee or exclusive licensee. The Company has been notified of the European Patent Office's intent to issue a patent to the Company's licensor to the Repair Chain Reaction target amplification technology. The Company currently is exclusive licensee of an issued patent assigned to Princeton University related to the underlying technology for its AMPLIPROBE DNA amplification and detection system. The Company is aware that patent applications have been filed by, and that patents have been issued to, third parties in the fields of signal amplification technology and PCR technology for DNA assays. Patent applications have also been filed by third parties for p53 gene mutations.

     With respect to certain aspects of its technology, such as methods of isolating and purifying antibodies and other proteins, collections of plasmids in viable host systems, and antibodies that are specific for proteins that are of interest to ImClone, the Company currently relies on, and intends to continue to rely on, trade secrets, unpatented proprietary know-how and continuing technological innovation to protect its competitive position. There can be no assurance that others will not independently develop substantially equivalent proprietary information or techniques.

     Relationships between ImClone and its employees, scientific consultants and collaborators provide these persons with access to ImClone's trade secrets, know-how and technological innovation under confidentiality agreements with the parties involved. Similarly, ImClone employees and consultants have entered into agreements with ImClone which require that they do not disclose confidential information of ImClone and that they assign to ImClone all rights to any inventions made while in ImClone's employ relating to ImClone's activities.

GOVERNMENT REGULATION

     The research and development, manufacture and marketing of human pharmaceutical and diagnostic products are subject to regulation primarily by the Food and Drug Administration ("FDA") in the United States and by comparable authorities in other countries. These national agencies and other federal, state and local entities regulate, among other things, research and development activities and the testing, manufacturing, safety, handling, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of the products that the Company is developing. Noncompliance with applicable requirements can result in refusal to approve product license or other applications, or revocation of approvals previously granted. Noncompliance also can result in fines, criminal prosecution, recall or seizure of products, total or partial suspension of production or refusal to allow the Company to enter into supply contracts.

     The process of obtaining requisite FDA approval has historically been costly and time consuming. Current FDA requirements before a new human drug, biological product or new diagnostic product (a medical device for which efficacy must be proven) may be marketed in the United States include (i) the successful conclusion of pre-clinical laboratory and animal tests, if appropriate, to gain preliminary information on the product's safety, (ii) filing with the FDA of an IND (Investigational New Drug) application to conduct human clinical trials for drugs or biologics, (iii) the successful completion of adequate and well-controlled human clinical investigations to establish the safety and efficacy of the product for its recommended use, (iv) filing by a company and approval by the FDA of a New Drug Application ("NDA") for a drug product or a Product License Application ("PLA") for a biological product, and
(v) filing by a company and approval by the FDA of an Establishment License Application ("ELA") or amendment, if the facility is FDA-licensed, to allow commercial manufacturing of the drug or biologic. An establishment license cannot be issued unless a company's manufacturing procedures and facilities comply with strict FDA standards and a PLA has been filed. The FDA is currently modifying regulations that would consolidate the PLA and the ELA into one application for defined biological products, the Biological License Application ("BLA"). Other modifications that would affect this industry are also under consideration.

     Pre-clinical tests include laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of the product and its formulation. The results of the pre-clinical tests are submitted to the FDA as part of an IND.

     Clinical trials involve the administration of the product to patients under the supervision of a qualified principal investigator. Such trials are typically conducted in three sequential phases, although the phases may overlap. In Phase I, the initial introduction of the drug into human subjects, the product is tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. Phase II involves studies in a limited patient population to (i) determine the biological or clinical activity of the product for specific, targeted indications, (ii) determine dosage tolerance and optimal dosage, and
(iii) identify possible adverse effects and safety risks. If Phase II evaluations indicate that a product is effective and has an acceptable safety profile, Phase III trials may be undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population at multiple clinical study sites. The FDA reviews the results of the clinical trials and may order the temporary or permanent discontinuation of clinical trials at any time if it believes that clinical subjects are being exposed to an unacceptable health risk. Investigational products used in both pre-clinical and clinical tests must be produced in compliance with current Good Manufacturing Practices regulations pursuant to FDA regulations.

     In October 1988, the FDA issued new procedures designed to speed the availability of new therapies to patients suffering from life-threatening diseases such as AIDS and cancer. These procedures permit early consultation with and commitment from the FDA regarding pre-clinical and clinical studies necessary to gain market approval and to permit NDA's and PLA's to be approved on the basis of expanded Phase II clinical data results.

     Under current law, each domestic and foreign drug product manufacturing establishment must be registered with, and determined to be adequate by, the FDA before product approval. Domestic manufacturing establishments are subject to inspections by the FDA for compliance with current Good Manufacturing Practices regulations and licensing specifications after an NDA, PLA or PMA has been approved. Domestic and foreign manufacturing facilities are subject to periodic FDA inspections and inspections by the foreign regulatory authorities where applicable.

     Sales outside the United States of products the Company develops also will be subject to regulatory requirements governing human clinical trials and marketing for drugs and biological products. The requirements vary widely from country to country, but typically the registration and approval process takes several years and requires significant resources. Products that have not been approved by the FDA for sale in the United States may be exported for sale outside of the United States only if they have been approved in any one of the following countries: the European Union, Canada, Australia, New Zealand, Japan, Israel, Switzerland and South Africa.

     The Company's research and development programs involve the use of biohazardous materials. Accordingly, the Company's business is subject to regulations under federal, state and local laws regarding work force safety, environmental protection and hazardous substance control, and to other present and possible future federal, state and local regulations. The Company believes that its safety procedures for handling hazardous materials comply with the requirements of such laws and regulations.

     The Company's ability to earn sufficient returns on its products may depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health coverage insurers and other organizations. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and there can be no assurance that adequate third-party coverage will be available.

COMPETITION

     Competition in the biopharmaceutical industry is intense and based significantly on scientific and technological factors, the availability of patent and other protection for technology and products, the ability to commercialize technological developments and the ability to obtain governmental approval for testing, manufacturing and marketing. The Company competes with specialized biopharmaceutical firms in the United States, Europe and elsewhere, as well as a growing number of large pharmaceutical companies that are applying biotechnology to their operations. Many biopharmaceutical companies have focused their development efforts in the human therapeutics area, including cancer, and many major pharmaceutical companies have developed or acquired internal biotechnology capabilities or made commercial arrangements with other biopharmaceutical companies. These companies, as well as academic institutions, governmental agencies and private research organizations, also compete with the Company in recruiting and retaining highly qualified scientific personnel and consultants. The Company's ability to compete successfully with other companies in the pharmaceutical field will also depend to a considerable degree on the continuing availability of capital to the Company.

     The Company is aware of certain products under development or manufactured by competitors that are used for the prevention, diagnosis or treatment of certain diseases the Company has targeted for product development. Various companies are developing biopharmaceutical products that potentially directly compete with the Company's product candidates, including in areas such as the use of small molecules to EGFr or antibodies to those receptors to treat cancer, the use of anti-idiotypic antibody or recombinant antigen approaches to cancer vaccine therapy, the development of inhibitors to angiogenesis, and the use of hematopoietic growth factors to treat blood system disorders to or for stem cell or gene therapy. Some of these product candidates are in advanced stages of clinical trials.

     The Company's products under development and in clinical trials are expected to address major markets within the cancer sector. The Company's competition will be determined in part by the potential indications for which the Company's compounds are developed and ultimately approved by regulatory authorities. Additionally, the timing of market introduction of some of the Company's potential products or of competitor's products may be an important competitive factor. Accordingly, the relative speed with which the Company can develop products, complete pre-clinical testing, clinical trials and approval processes and supply commercial quantities to market are expected to be important competitive factors. The Company expects that competition among products approved for sale will be based on various factors, including product efficacy, safety, reliability, availability, price and patent position.

HUMAN RESOURCES

     ImClone initiated its in-house research and development in 1986. The Company has assembled a scientific staff with a variety of complementary skills in a broad base of advanced research technologies, including oncology, immunology, cell biology and protein and synthetic chemistry. The Company has also recruited a staff of technical and professional employees to carry out manufacturing of clinical trial materials at its Branchburg, New Jersey manufacturing facility. Of the Company's 93 full-time personnel on March 14, 1997, 38 were employed in its product development, clinical and manufacturing programs, 29 in research and 26 in administration. The Company's staff includes 15 persons with Ph.D.s and 2 with M.D.s.

Item 2. Properties.

RESEARCH FACILITY--NEW YORK, NEW YORK

     The Company currently occupies two contiguous leased floors at 180 Varick Street in New York City, in which it is using approximately 30,000 of a total available 40,000 square feet on the two floors. The Company's leases on these premises extend into 1999.

     The acquisition, construction and installation of the Company's New York research and development facilities were financed principally through the sale of Industrial Development Revenue Bonds issued by the New York City Industrial Development Agency. These facilities secure the payment of debt service on these outstanding Industrial Development Revenue Bonds.

MANUFACTURING FACILITY--BRANCHBURG, NEW JERSEY

     In June 1992, the Company acquired certain property and a building in Branchburg, New Jersey at a cost to the Company of approximately $4,665,000, including expenses. The Company has retrofitted the building to serve as its clinical-grade manufacturing facility. When purchased, the facility had in place various features, including clean rooms, air handling, electricity and water for injection systems and administrative offices. The cost for completion of facility modifications was approximately $5,400,000.

     Currently the facility is being operated to develop and manufacture materials for the Company's clinical trials. Under certain circumstances, the Company also intends to use the facility for the manufacturing of commercial products. The timing and any additional costs of adapting the facility for commercial manufacturing depend on several factors, including the progress of products through clinical trials.

Item 3.  Legal proceedings.

     There is no material legal proceeding pending against the Company or any of its property, nor was any such proceeding terminated during the fourth quarter of the year ended December 31, 1996.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     The Company's Common Stock is traded in the over-the-counter market and prices are reported on the NASDAQ National Market tier of The NASDAQ Stock Market under the symbol "IMCL".

     The following table sets forth, for the periods indicated, the range of high and low sale prices for the Common Stock on the NASDAQ National Market, as reported by The NASDAQ Stock Market. The quotations shown represent inter-dealer prices without adjustment for retail mark-ups, mark downs or commissions and may not necessarily reflect actual transactions.

                                                        High            Low
                                                        ----            ---
  Year ended December 31, 1996
     First Quarter..................................  $  9 3/8        $  6
     Second Quarter.................................  $ 17 3/8        $  7 1/4
     Third Quarter..................................  $  9 7/8        $  5 3/4
     Fourth Quarter.................................  $ 11            $  6 7/8



                                                        High             Low
                                                        ----             ---
  Year ended December 31, 1995
     First Quarter..................................  $  1 1/8         $ 5/16
     Second Quarter.............................      $  2 3/8         $ 3/8
     Third Quarter.................................   $  4 7/16        $ 1 11/16
     Fourth Quarter...................................$  9 1/16        $ 2 15/16


     As of the close of business on March 14, 1997, there were 207 holders of record of the Company's Common Stock. The Company estimates that there are approximately 4,700 beneficial owners of its Common Stock.

     The Company has never declared cash dividends on its Common Stock and has no present intention of declaring such cash dividends in the foreseeable future.

Item 6. Selected Financial Data.



                                                                   Year Ended December 31,
                                                -------------------------------------------------------------
(In thousands, except per share data)             1996         1995         1994         1993         1992
                                                ---------    ---------    ---------    ---------    ---------
Statements of Operations Data:
Operating revenues .........................    $     600    $     800    $     950    $   5,403    $   2,142
Operating expenses:
   Research and development ................    $  11,482    $   8,768    $  11,816    $  13,876    $   9,948
   General and administrative ..............    $   3,961    $   3,739    $   3,348    $   4,375    $   4,659
Interest and other income ..................    $    (918)   $  (3,120)   $  (3,186)   $    (573)   $  (1,169)
Interest and other expense .................    $     823    $   1,054    $     821    $     587    $     321
Equity in loss of affiliate ................    $    --      $    --      $     342    $   1,140    $     526
                                                ---------    ---------    ---------    ---------    ---------
Loss before extraordinary item .............    $ (14,748)   $  (9,641)   $ (12,191)   $ (14,002)   $ (12,143)
Extraordinary loss on extinguishment of debt    $   1,267    $    --      $    --      $    --      $    --
                                                ---------    ---------    ---------    ---------    ---------
Net loss ...................................    $ (16,015)   $  (9,641)   $ (12,191)   $ (14,002)   $ (12,143)
                                                =========    =========    =========    =========    =========

Net loss per common share:
Loss before extraordinary item .............    $   (0.76)   $   (0.72)   $   (1.12)   $   (1.58)   $   (1.58)
Extraordinary loss on extinguishment of debt    $    0.07    $    --      $    --      $    --      $    --
                                                ---------    ---------    ---------    ---------    ---------
Net loss per common share ..................    $   (0.83)   $   (0.72)   $   (1.12)   $   (1.58)   $   (1.58)
                                                =========    =========    =========    =========    =========
Weighted average shares outstanding ........       19,371       13,311       10,903        8,879        7,700

                                                                         December 31,
                                                --------------------------------------------------------------
(In thousands)                                    1996         1995         1994         1993         1992
                                                ---------    ---------    ---------    ---------    ---------
Balance Sheet Data:
Cash and securities (1) .....................   $  13,514    $  10,207    $   3,032    $   7,301    $  13,331
Working capital .............................   $   7,695    $   3,735    $  (1,470)   $   1,215    $  11,988
Total assets ................................   $  25,885    $  22,803    $  17,467    $  24,208    $  24,591
Long-term obligations .......................   $   2,775    $   4,235    $   4,487    $   3,636    $   4,601
Accumulated deficit .........................   $(101,973)   $ (85,958)   $ (76,317)   $ (64,126)   $ (50,124)
Stockholders' equity ........................   $  16,589    $  11,823    $   8,176    $  14,812    $  18,646


(1) Includes $532 and $821 as of December 31, 1993 and December 31, 1992, respectively, which was restricted for use only for construction and equipping the Company's New York City facility under the terms of certain industrial development bonds. As of the year ended December 31, 1996 none of the cash of the Company was so restricted.

Item 7. Management's Discussion and Analysis of
Financial Condition and Results of Operations.

     The following discussion and analysis by management is provided to identify certain significant factors which affected the Company's financial position and operating results during the periods included in the accompanying financial statements.

Overview and Risk Factors

     The Company is a biopharmaceutical company engaged primarily in the research and development of therapeutic products for the treatment of selected cancers and cancer-related disorders. The products under development include cancer therapeutics and cancer vaccines. Since its inception in April 1984, the Company has devoted substantially all of its efforts and resources to research and development conducted on its own behalf and through collaborations with corporate partners and academic research and clinical institutions. The Company has generated a cumulative net loss of approximately $101,973,000 for the period from its inception to December 31, 1996. The Company expects to incur significant additional operating losses over each of the next several years. The major sources of the Company's working capital have been the proceeds of its initial public offering in November 1991, a second public offering in May 1993, overseas offerings in 1994, the sale of its Cadus stock holdings in December 1994 and April 1995, the debt and equity transaction with the Oracle Group in
August 1995, public offerings completed in November 1995, February 1996 and March 1997, private equity financings, license fees and research and development fees from corporate partners, and income earned on the investment of these funds. See "Liquidity and Capital Resources". Since its inception through December 31, 1996, the Company also has incurred indebtedness of $6,313,000 ($2,000,000 of which was repaid March 31, 1992) under Industrial Development Revenue Bonds, the proceeds of which have been used for the acquisition, construction and installation of the Company's research and development facility in New York City. The Company also has a remaining obligation to Pharmacia at December 31, 1996 in the amount of $1.9 million. See Note 6(a) to the Financial Statements.

     Substantially all of the Company's products are in the early stages of development, clinical studies or research. Substantially all the Company's revenues were generated from license and research arrangements with corporate sponsors. The Company's revenues under its research and license agreements with corporate sponsors have fluctuated and are expected to fluctuate significantly from period to period. Similarly, the Company's results of operations have fluctuated and are expected to fluctuate significantly from period to period. These variations have been, and are expected to be, based primarily on the timing of entering into supported research and license agreements, the status of the Company's various products, the timing and level of revenues from sales by its partner in diagnostics, Abbott, of products bearing the Company's technology, the addition or termination of research programs or funding support, performance by the Company's corporate collaborators of their funding and marketing obligations, the achievement of specified research or commercialization milestones and variations in the level of expenditures for the Company's proprietary products during any given period. The Company's products will require substantial additional development and clinical testing and investment prior to commercialization. To achieve profitable operations, the Company, alone or with others, must successfully develop, introduce and market its products. No assurance can be given that any of the Company's product development efforts will be successfully completed, that required regulatory approvals can be obtained or that any products, if developed, will be successfully manufactured or marketed or achieve customer acceptance.

Results of Operations

Years Ended December 31, 1996 and December 31, 1995

     Revenues for the years ended December 31, 1996 and December 31, 1995 were $600,000 and $800,000, respectively. Revenues for both years included $300,000 from the Company's corporate partnership with the Wyeth/Lederle Vaccine division of American Home in infectious disease vaccines. In addition, revenues for the years ended December 31, 1996 and December 31, 1995 included royalty fees of $225,000 and contract research fees of $500,000, respectively, from the Company's strategic alliance with Abbott in diagnostics. Finally, the year ended December 31, 1996 included $75,000 in license fees from the Company's cross-licensing agreement with Immunex for novel hematopoietic growth factors.

     Total operating expenses for the years ended December 31, 1996 and December 31, 1995 were $15,443,000 and $12,507,000, respectively. Research and development expenses for the years ended December 31, 1996 and December 31, 1995 were $11,482,000 and $8,768,000, respectively. Such amounts for the years ended December 31, 1996 and December 31, 1995 represented 74% and 70%, respectively, of total operating expenses. The $2,714,000 increase in research and development expenses is primarily attributable to costs incurred for C225, the Company's lead therapeutic product candidate. This includes additional staffing and expenditures in the functional areas of product development, manufacturing and clinical and regulatory affairs to support the manufacture of C225 for human clinical trials and travel-related expenses to pursue strategic partnerships for C225 (and other product candidates). The remaining increase reflects growth in the area of discovery research for future product candidates.

     General and administrative expenses include administrative personnel costs, costs incurred in connection with pursuing arrangements with corporate partners and technology licensors, and expenses associated with applying for patent protection for the Company's technology and products. Such expenses for the year ended December 31, 1996 were $3,961,000 compared to $3,739,000 for the year ended December 31, 1995. The $222,000 increase primarily reflects additional staffing to support the expanding research, clinical, development and manufacturing efforts of the Company, particularly with its lead therapeutic product candidate, C225. The Company expects general and administrative expenses to increase in future years to support planned increases in research and development.

     Interest and other income was $918,000 for the year ended December 31, 1996 as compared to $3,120,000 for the year ended December 31, 1995. Other income for the year ended December 31, 1995 included the sale of the remaining one-half of its shares of capital stock of Cadus for $3,000,000 to High River. See "Liquidity and Capital Resources". The greater interest income earned during the year ended December 31, 1996 reflects the Company's improved cash position from the November 1995 and February 1996 public sales of shares of its Common Stock. See "Liquidity and Capital Resources". Interest and other expense was $823,000 and $1,054,000 for the years ended December 31, 1996 and December 31, 1995, respectively. Such expense for both years primarily includes interest on two outstanding Industrial Development Revenue Bonds with an aggregate principal amount of $4,313,000, interest recorded on the liability to Pharmacia for the reacquisition of the worldwide rights to IL-6m and the contract manufacture of clinical material, and interest accrued and the amortization of the non-cash debt discount recorded in connection with the Company's August 1995 financing with the Oracle Group. See "Liquidity and Capital Resources" and Notes 6(a) and 6(b) to the Financial Statements.

     The Company had net losses of $16,015,000 or $0.83 per share, and $9,641,000 or $0.72 per share, for the years ended December 31, 1996 and December 31, 1995, respectively. The net loss for the year ended December 31, 1996 included a $1,267,000 or $0.07 per share extraordinary loss on early extinguishment of debt through the May issuance of Common Stock in lieu of cash repayment of a $2,500,000 loan due the Oracle Group and a $180,000 long-term note owed to a Company Director. See "Liquidity and Capital Resources".

Years Ended December 31, 1995 and December 31, 1994

     Revenues for the years ended December 31, 1995 and December 31, 1994 were $800,000 and $950,000, respectively. Revenues for the years ended December 31, 1995 and December 31, 1994 consisted of $300,000 from the Company's corporate partnership with American Home in vaccines. In addition, revenues for the years ended December 31, 1995 and December 31, 1994 included contract research fees of $500,000 and $400,000, respectively, from the Company's strategic alliance with Abbott in diagnostics. Finally, license fees of $250,000 were recognized from the Abbott alliance during the year ended December 31, 1994.

     Total operating expenses for the years ended December 31, 1995 and December 31, 1994 were $12,507,000 and $15,164,000, respectively. Research and development expenses for the years ended December 31, 1995 and December 31, 1994 were $8,768,000 and $11,816,000, respectively. Such amounts for the years ended December 31, 1995 and December 31, 1994 represented 70% and 78%, respectively, of total operating expenses. The decrease in research and development expenses is attributable to the reduction in selected personnel, laboratory and third party costs. Also, the Company incurred a one-time charge of $800,000 during the year ended December 31, 1994 for the contract manufacture of IL-6m clinical material from Pharmacia.

     General and administrative expenses include administrative personnel costs, costs incurred in connection with pursuing arrangements with corporate partners and technology licensors, and expenses associated with applying for patent protection for the Company's technology and products. Such expenses for the year ended December 31, 1995 were $3,739,000 compared to $3,348,000 for the year ended December 31, 1994. The increase is related primarily to fees incurred in connection with the April 1995 Cadus stock sale, a loan agreement and related financing with the Oracle Group completed in August 1995, a contemplated product-related financing of C225 which the Company did not continue to pursue, and transfer of the Company's patent representation to outside counsel.

     Interest and other income was $3,120,000 for the year ended December 31, 1995 as compared to $3,186,000 for the year ended December 31, 1994. Each year included a gain from the sale of 50% of the Company's common and preferred Cadus stock to an unrelated party for $3,000,000. Interest and other expense was $1,054,000 and $821,000 for the years ended December 31, 1995 and December 31, 1994, respectively. Such expense for both years primarily reflect interest on two outstanding Industrial Development Revenue Bonds with an aggregate principal amount of $4,313,000. In addition, interest and other expense also included interest recorded on the liability to Pharmacia for the reacquisition of the worldwide rights to IL-6m and the contract manufacture of clinical material for the Company's trials of IL-6m. See "Liquidity and Capital Resources" and Note 6(a) to the Financial Statements. Interest for the period ended December 31, 1995 also includes accrued interest and the amortization of discounted interest incurred in connection with the August 1995 financing with the Oracle Group. See
Note 6(b) to the Financial Statements.

     The equity in the loss of affiliate of $342,000 for the year ended December 31, 1994 was attributable to the Company's share in the losses of Cadus, which was accounted for under the equity method during the year. During 1994, the Company owned 28% of the common and preferred stock of Cadus. The terms of its sale of 50% of its holdings in Cadus to High River for $3,000,000 were finalized in December 1994; the cash consideration was received by the Company on January 4, 1995. On April 27, 1995, sale of the Company's remaining Cadus stock was completed for $3,000,000 to High River. See "Liquidity and Capital Resources" and Note 2(e) to the Financial Statements.

     The Company had net losses of $9,641,000 or $0.72 per share, and $12,191,000 or $1.12 per share, for the years ended December 31, 1995 and December 31, 1994, respectively, due to the factors discussed above. The lower loss per share for the year ended December 31, 1995 was primarily attributable to a lower net loss and an increase in the number of outstanding shares.

Liquidity and Capital Resources

     At December 31, 1996, the Company had a cash and cash equivalents and securities available for sale balance of approximately $13.5 million, virtually all of which represents the remaining balance of the proceeds of public offerings of 3,000,000 shares of Common Stock in November 1995 and 2,200,000 shares of Common Stock in February 1996. Such balances totaled approximately $32.6 million on March 14, 1997 which reflects the proceeds received from the Company's public offering of 3,000,000 shares of Common Stock in March 1997.

     The Company has financed its operations primarily through the proceeds of an initial public offering in November 1991, which raised approximately $31.7 million, net of expenses, supported research funding and license agreements, interest income, the issuance of industrial development bonds and the following described additional financings. In May 1993, the Company completed a second public Common Stock offering which raised approximately $10.4 million, net of expenses. In 1994, the Company completed several private offerings of its Common Stock, including offerings pursuant to regulations under the Securities Act of 1933, as amended (the "1993 Act"). The 1933 Act places restrictions on the resale in the United States of shares issued in a Regulation S offering. These various private offerings raised an aggregate of approximately $5.7 million.

     In December 1994 the Company completed the sale of one-half of its shares of capital stock of Cadus to High River for $3.0 million. During April 1995, the Company completed the sale of the remaining one-half of its shares of capital stock of Cadus for $3.0 million, also to High River. In exchange for receiving a now-expired right to repurchase all the outstanding shares of capital stock of Cadus, the Company granted to High River two options to purchase shares of Common Stock. One option is for 150,000 shares at an exercise price per share equal to $2.00, subject to adjustment under certain circumstances, and the other option is for 300,000 shares at an exercise price per share equal to $0.69, subject to adjustment under certain circumstances. Both options will expire on April 26, 2000.

     In August 1995, the Oracle Group purchased 1,000,000 shares of Common Stock for a purchase price of $1.5 million and made a loan to the Company in the aggregate amount of $2.5 million with a two-year maturity, but subject to mandatory prepayment, in whole or in part, upon the occurrence of certain events, including the raising of certain additional funds. The loan carried an annual interest rate of 8%. The Oracle Group includes Oracle Partners, L.P., Quasar International Partners C.V., Oracle Institutional Partners L.P., Sam Oracle Fund, Inc. and Warren B. Kanders. The Oracle Group also received warrants exercisable at any time until

August 10, 2000 entitling the holders thereof to purchase 500,000 shares of Common Stock at a price of $1.50 per share and 500,000 shares of Common Stock at a price of $3.00 per share. As a result of the Company's offerings of shares of its Common Stock in November 1995 and February 1996, the Oracle Group was entitled to require the Company to apply 20 percent of the gross proceeds of the sale of the shares of Common Stock from the offerings to repay the loan.

     In July 1995, a director loaned the Company $180,000 in exchange for a long-term note due two years from issuance at an annual interest rate of 8%. As part of the transaction, the director was granted 36,000 warrants to purchase Company Common Stock at $1.50 per share and an additional 36,000 warrants to purchase Company Common Stock at $3.00 per share. In May 1996, the Company and the director exchanged the note for 24,000 shares of Common Stock and the Company paid the accrued and unpaid interest on the note in the amount of $10,000 in cash. The Company recorded an extraordinary loss of $39,000 on the extinguishment of the debt. The Company has registered the resale of such shares of Common Stock with the Commission under a registration statement in accordance with the provisions of the 1933 Act.

     In November 1995, the Company completed a public sale of 3,000,000 shares of Common Stock at a per share price to the public of $3.75. Net proceeds to the Company from this sale totaled approximately $10.6 million after deducting expenses payable by the Company in connection with the offering and the commission paid by the Company.

     In February 1996, the Company completed a public sale of 2,200,000 shares of Common Stock at a per share price to the public of $6.63. Net proceeds to the Company from this sale totaled approximately $13.6 million after deducting expenses payable by the Company in connection with the offering and the commission paid by the Company.

     In May 1996, the Company and the Oracle Group exchanged the notes evidencing the 1995 loan in the aggregate outstanding principal amount of $2.5 million for 333,333 shares of Common Stock and the Company paid the accrued and unpaid interest on the notes in the amount of $143,000 in cash. The Company recorded an extraordinary loss of $1,228,000 on the extinguishment of the debt. The Company has registered such shares of Common Stock with the Securities and Exchange Commission (the "Commission") under a registration statement in accordance with the provisions of the 1933 Act.

     In May 1996, the Company extended its collaboration with Merck for the development of a therapeutic cancer vaccine, BEC-2, for use in small-cell lung carcinoma and in malignant melanoma. The collaboration continues a research and license agreement between the two companies signed in December 1990. Under the terms of the modified agreement, the Company may receive up to $11.7 million in license fees, research and development support and milestone payments in addition to the monies previously received under the original agreement. In return, Merck will receive marketing rights to BEC-2 for all therapeutic indications outside North America. Formerly, the rights of Merck were confined to Europe, Australia and New Zealand. Merck will also share in the development costs for the United States and Europe and will pay all development costs in other territories. The Company will be entitled to royalties based upon product sales outside North America.

     In June 1996, the Company and the New York City Industrial Development Agency (the "NYIDA") extended the maturity of the Company's $2.1 million repayment obligation to the NYIDA for the 1986 Industrial Revenue Bond, which was due on June 15, 1996, to December 15, 1997.

     In December 1996, the Company entered into a technology cross-licensing agreement with Immunex relating to FLT-3/FLK-2 ligand and its receptor. FLT-3 ligand is a hematopoietic growth factor. Under the terms of the agreement, the Company has exclusively licensed the receptor to Immunex for use in the manufacture of the ligand. In return, the Company will receive an initial payment of $150,000 and a royalty based on the sales of the ligand by Immunex and its sub-licensees. Of the initial $150,000 payment, $75,000 was recorded as license fee revenue for the year ended December 31, 1996. In addition, Immunex has granted the Company a non-exclusive license in the United States and Canada to use its patented FLT-3/FLK-2 ligand, manufactured by Immunex, for ex-vivo stem cell expansion together with an exclusive license to distribute the ligand with its own proprietary products for ex-vivo expansion. Immunex has agreed to seek to obtain the consent of its parent company, American Home, to expand the territory of this license to include the world outside North America.

     In December 1996, the Company and Abbott modified their 1992 diagnostic strategic alliance to provide for an exclusive sublicensing agreement with Chiron Diagnostics for the Company's patented DNA signal amplification technology, AMPLIPROBE. Under the terms of the agreement, all sales of Chiron branched DNA diagnostic probe technology in countries covered by Company patents will be subject to a royalty to Abbott to be passed through to the Company. The initial royalty payment of approximately $225,000, which covered AMPLIPROBE sales from January 1992 through September 1996, was included under the revenue caption "research and development funding from third parties and other" for the year ended December 31, 1996. The Company received the initial royalty payment from Abbott in late January 1997.

     In December 1996, the Company signed an agreement with Finova to finance the lease of laboratory and computer-related equipment and make certain building and leasehold improvements to existing facilities involving payments aggregating approximately $2,500,000. The first of multiple intended leases has been signed at a cost of $421,000. Each lease has a fair market value purchase option at the expiration of a 42-month term. Pursuant to the agreement, the Company issued to Finova a warrant expiring December 31, 1999 to purchase 23,220 shares of Common Stock at an exercise price of $9.69 per share. The Company has registered the resale of such shares of Common Stock underlying the warrant with the Commission under a registration statement in accordance with the provisions of the 1933 Act. See Notes 6(a), 10 and 11 to the Financial Statements.

     In March 1997, the Company completed a public sale of 3,000,000 shares of Common Stock at a per share price to the public of $7.875. Net proceeds to the Company from the sale totaled approximately $23.2 million after deducting expenses payable by the Company in connection with the offering and the commission paid by the Company.

     The Company has expended and will continue to expend in the future substantial funds to continue the research and development of its products, conduct pre-clinical and clinical trials, establish clinical-scale and commercial-scale manufacturing in its own facilities or in the facilities of others, and market its products. In addition, $2.1 and $2.2 million, respectively, in Industrial Development Revenue Bonds issued on behalf of the Company in 1986 and 1990 become due in December 1997 and May 2004, respectively. See Note 5 to the Financial Statements.

     In July 1993, the Company entered into a termination agreement with Erbamont, Inc., now a subsidiary of Pharmacia and UpJohn, Inc. ("Pharmacia"), to acquire the worldwide rights to IL-6m, a blood cell growth factor, which had been licensed to Pharmacia pursuant to a development and licensing agreement. In consideration of the return of rights and the transfer of certain material and information, the Company has paid $1.4 million and has further obligations to Pharmacia. Such obligations, including those to pay for IL-6 mutein material manufactured and supplied by Pharmacia, totaled $2.4 million at March 31, 1996. In addition, the Company is required to pay Pharmacia $2.7 million in royalties on eventual sales of IL-6m, if any. In March, 1996, the Company entered into a Repayment Agreement with Pharmacia (the "Repayment Agreement") pursuant to which it agreed to pay the $2.4 million over 24 months commencing in March 1996, with interest only payable during the first six months. At December 31, 1996 the remaining obligation to Pharmacia totaled $1.9 million. In connection with the Repayment Agreement, the Company signed a Confession of Judgment, which can be filed by Pharmacia with an appropriate court in the case of default by the Company. Pursuant to a Security Agreement entered into with Pharmacia, the Company pledged its interests in patents related to IL-6m and to heparanase to secure its obligations under the Repayment Agreement.

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

     The Company's budgeted cash expenditures for the twelve month period ending December 31, 1997 total approximately $20.5 million. Included in this budget figure are $1.7 million of the remaining $1.9 million obligation to Pharmacia and the $2.1 million Industrial Revenue Development Bond debt payable to the NYIDA in December 1997. In addition, the budget reflects the expansion of operations to include numerous new outside research agreements, the proposed hire of several new employees during 1997 and related costs to support the expansion of the Company's research and development programs, including the expanded clinical trials. The Company's assumed budget for 1998 (which does not take into account any extraordinary expenditures) is $17.0 million. The Company expects that its capital resources, including the ongoing research support of its corporate partners will be sufficient to fund its operations through approximately December 1998. However, the receipt of certain of such ongoing research support is subject to attaining research and development milestones, certain of which have not yet been achieved. These milestones include the successful completion of a pilot manufacturing run relating to the BEC-2 cancer vaccine and the nonoccurrence of third party opposition filings against a currently allowed patent of the Company in Europe relating to the Abbott strategic alliance. There can be no assurance that the Company will achieve these milestones, if at all. If difficulty is encountered in attaining these milestones, the Company may postpone the budgeted expansion of operations to allow for funding of its operations beyond 1998. Accordingly, in order to fund its capital needs after 1998, the Company will require significant levels of additional capital and intends to raise the necessary capital through additional equity or debt financings, arrangements with corporate partners or from other sources.

     The Company has entered into preliminary discussions with several major pharmaceutical companies regarding various alternatives concerning the funding of research and development for certain of its products. No assurance can be given that the Company will be successful in pursuing any such alternatives. In addition, the Company may seek to enter into a significant strategic partnership with a pharmaceutical company for the development of its lead product candidate, C225. Such a strategic alliance could include an up-front equity investment and license fees plus milestone fees and revenue sharing. There can be no assurance that the Company will be successful in achieving such an alliance, nor can the Company predict the amount of funds which might be available to it if it entered into such an alliance or the time at which such funds would be made available.

     The Company has granted a security interest in substantially all facility equipment located in its New York City facility to secure the obligations of the Company to the NYIDA relating to the 1986 Industrial Development Revenue Bond and the 1990 Industrial Development Revenue Bond, which were issued to finance a portion of the cost of this facility.

     The Company has outfitted and purchased equipment for a certain property to create a clinical-scale production facility that complies with current Good Manufacturing Practices regulations. To be successful, the Company's products must be manufactured in commercial quantities in compliance with regulatory requirements and at acceptable costs. Although the Company has developed products in the laboratory and in some cases has produced sufficient quantities of materials for pre-clinical animal trials and early stage clinical trials, production in late stage clinical or commercial quantities may create technical challenges for the Company. If it commercializes its products, the Company plans to adapt this facility for use as its commercial-scale manufacturing facility. However, the Company has limited experience in clinical-scale manufacturing and no experience in commercial-scale manufacturing, and no assurance can be given that the Company will be able to make the transition to late stage clinical or commercial production. The timing and any additional costs of adapting the facility for commercial manufacturing will depend on several factors, including the progress of products through clinical trials, and are not yet determinable.

     Total capital expenditures made during the year ended December 31, 1996 were $693,000. Of the total capital expenditures made during the year ended December 31, 1996, $421,000 has been reimbursed in accordance with the terms of the Finova agreement mentioned above which provides for improvements and equipping of the Company's manufacturing facility in New Jersey. The balance of capital additions was for equipment and computer-related purchases for both the New Jersey facility and the corporate office and research laboratories in New York.

     At December 31, 1996, the Company had net operating loss carryforwards for federal income tax purposes of approximately $97,350,000 which expire at various dates from 2000 through 2011. At December 31, 1996 the Company had research credit carryforwards of approximately $1,883,000 which expire at various dates between the years 2001 and 2011. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of the Company's net operating loss and research credit carryforwards may be limited if the Company experiences a change in ownership of more than 50% within a three-year period. The Company believes that one or more of such ownership changes may have occurred since 1986. Therefore, the Company may be significantly limited in utilizing its tax net operating loss carryforwards arising before such ownership change(s) to offset future taxable income. Similarly, the Company may be restricted in using its research credit carryforwards arising before such ownership change(s) to offset future federal income tax expense.

Recently Issued Accounting Standards

     In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Management of the Company does not expect that adoption of SFAS No. 125 will have a near-term material impact on the Company's financial position, results of operations, or liquidity.

Item 8. Financial Statements and Supplementary Data.

     The response to this item is submitted as a separate section of this report commencing on Page F-1.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     Not Applicable.

                                    PART III

     The information required by "Item 10. - Directors and Executive Officers of the Registrant"; "Item 11. Executive Compensation"; "Item 12. - Security Ownership of Certain Beneficial Owners and Management"; and "Item 13. - Certain Relationships and Related Transactions" is incorporated into Part III of this Annual Report on Form 10-K by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on June 3, 1997.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1) and (2). The response to this portion of Item 14. is submitted as a separate section of this report commencing on page F-1.

(a)(3)and  (c).  Exhibits  (numbered in  accordance  with Item 601 of Regulation
S-K).

Exhibit No.                        Description

3.1A           Certificate of Incorporation, and all amendments thereto

3.2A           By-Laws of the Company

4.1A Form of Warrant issued to the Company's officers and directors under Warrant Agreements

4.2A Stock Purchase Agreement between Erbamont Inc. and the Company, dated May 1, 1989

4.3A           Stock  Purchase   Agreement  between  American  Cyanamid  Company
               (Cyanamid) and the Company dated December 18, 1987

4.4A Form of Subscription Agreement entered into in connection with September 1991 private placement

4.5A Form of Warrant issued in connection with September 1991 private placement

10.1F Company's 1986 Employee Incentive Stock Option Plan, including form of Incentive Stock Option Agreement

10.2F Company's 1986 Non-qualified Stock Option Plan, including form of Non-qualified Stock Option Agreement

10.3F          Company's 401(k) Plan

10.4B Research and License Agreement between Merck and the Company dated December 19, 1990

10.5B Research, License and Manufacturing Agreement between Cyanamid and the Company, made and effective as of July 31, 1989

10.6B Hematopoietic Growth Factors License Agreement between Erbamont, N.V. and the Company, dated May 1, 1989, and Supplemental Amendatory Agreement between Erbamont, N.V. and the Company dated September 28, 1990

10.7B Agreement between Cyanamid and the Company dated December 18, 1987 and supplemental letter agreement between Cyanamid and the Company dated September 6, 1991

10.8B          Agreement   between   Hadasit   Medical   Research   Services   &
               Development, Ltd. and the Company

10.9B          Agreement   between   Hadasit   Medical   Research   Services   &
               Development, Ltd. and the Company dated September 21, 1989

10.10 A Supported Research Agreement between Memorial Sloan-Kettering Cancer Center (MSKCC) and the Company dated March 26, 1990

10.11B         License Agreement between MSKCC and the Company,  dated March 26,
               1990

10.12B         License Agreement between MSKCC and the Company,  dated March 26,
               1990

10.13B         License Agreement between MSKCC and the Company,  dated March 26,
               1990

10.14B Research Agreement between the Trustees of Princeton University (Princeton) and the Company dated January 1, 1991

10.15B         Research Agreement between Princeton and the Company dated May 1,
               1991

10.16B         Research Agreement between Princeton and the Company dated May 1,
               1991

10.17B         License  Agreement  between Princeton and the Company dated March
               20, 1991

10.18B         License Agreement between Princeton and the Company dated May 29,
               1991

10.19B License Agreement between Princeton and Oncotech, Inc. dated September 3, 1987

10.20B Supported Research Agreement between The University of North Carolina at Chapel Hill (UNC) and the Company effective July 5, 1988

10.21B         License Agreement between UNC and the Company dated July 5, 1988

10.22B         License Agreement between UNC and the Company dated July 27, 1988

10.23B         Supported   Research   Agreement  between  UNC  and  the  Company
               effective April 1, 1989

10.24B         License Agreement between UNC and the Company dated July 1, 1991

10.25B         Agreement  between Celltech Limited and the Company dated May 23,
               1991

10.26B Research Agreement between New York University Medical Center and the Company dated April 1, 1989

10.27B Consulting Agreement between Thomas E. Shenk and the Company dated July 1, 1986

10.28B Consulting Agreement between Robert Schneider and the Company dated July 1, 1986 and amendatory letter agreements dated May 23, 1989 and May 16, 1990

10.29B Consulting Agreement between Robert Schneider and the Company dated August 15, 1987

10.30A Form of Non-disclosure and Discovery Agreement between employees of the Company and the Company

10.31A         Industrial Development Bond Documents:

10.31.1A       Industrial   Development  Revenue  Bonds  (1985  ImClone  Systems
               Incorporated Project)

10.31.1.1A     Lease  Agreement,  dated as of October 1, 1985,  between  the New
               York City Industrial Development Agency (NYCIDA) and the Company, as Lessee

10.31.1.2A     Indenture of Trust,  dated as of October 1, 1985,  between NYCIDA and  United  States  Trust  Company  of New York (US  Trust),  as
               Trustee

10.31.1.3A     Company Sublease Agreement,  dated as of October 1, 1985, between the Company and NYCIDA

10.31.1.4A     Tax Regulatory Agreement,  dated October 9, 1985, from NYCIDA and the Company to US Trust, as Trustee

10.31.1.5A     Lessee Guaranty  Agreement,  dated as of October 1, 1985, between the Company and US Trust, as Trustee

10.31.1.6A     First  Supplemental  Indenture of Trust,  dated as of November 1,
               1985 from the NYCIDA to US Trust

10.31.1.7A     Third  Supplemental  Indenture of Trust,  dated as of October 12,
               1990 from NYCIDA to US Trust

10.31.2A       Industrial   Development  Revenue  Bonds  (1986  ImClone  Systems
               Incorporated Project)

10.31.2.1A     First  Amendment  to  Company  Sublease  Agreement,  dated  as of
               December 1, 1986, between the Company, as Sublessor, and NYCIDA as Sublessee

10.31.2.2A     First Amendment to Lease Agreement, dated as of December 1, 1986, between NYCIDA and the Company, as Lessee

10.31.2.3A     Second  Supplement  Indenture  of Trust,  dated as of December 1,
               1986 between NYCIDA and US Trust, as Trustee

10.31.2.4A     Tax Regulatory  Agreement,  dated December 31, 1986,  from NYCIDA and the Company to US Trust, as Trustee

10.31.2.5A     First  Amendment  to  Lessee  Guaranty  Agreement,  dated  as  of
               December 1, 1986, between the Company and US Trust, as Trustee

10.31.2.6A     Bond Purchase  Agreement,  dated as of December 31, 1986, between
               NYCIDA and New York Muni Fund, Inc., as Purchaser

10.31.2.7A     Letter of  Representation  and Indemnity  Agreement,  dated as of
               December 31,  1986,  from the Company to NYCIDA and New York Muni
               Fund, Inc., as Purchaser

10.31.3A       Industrial   Development  Revenue  Bonds  (1990  ImClone  Systems
               Incorporated Project)

10.31.3.1A     Lease Agreement,  dated as of August 1, 1990,  between NYCIDA and the Company, as lessee

10.31.3.2A     Company Sublease  Agreement,  dated as of August 1, 1990, between the Company, as Sublessor, and NYCIDA

10.31.3.3A     Indenture of Trust,  dated as of August 1, 1990,  between  NYCIDA and US Trust, as Trustee

10.31.3.4A     Guaranty Agreement,  dated as of August 1, 1990, from the Company to US Trust, as Trustee

10.31.3.5A     Tax Regulatory Agreement,  dated August 1, 1990, from the Company and NYC.IDA to US Trust, as Trustee

10.31.3.6A     Agency Security  Agreement,  dated as of August 1, 1990, from the
               Company, as Debtor, and the NYCIDA to US Trust, as Trustee

10.31.3.7A     Letter of  Representation  and Indemnity  Agreement,  dated as of
               August 14,  1990,  from the  Company to NYCIDA,  New York  Mutual
               Fund,  Inc.,  as the  Purchaser  and Chase  Securities,  Inc., as
               Placement Agent Company to NYCIDA

10.32A Lease Agreement between 180 Varick Street Corporation and the Company, dated October 8, 1985, and Additional Space and Modification Agreement between 180 Varick Street Corporation and the Company, dated June 13, 1989

10.33A License Agreement between The Board of Trustees of the Leland Stanford Junior University and the Company effective May 1, 1991

10.34A License Agreement between Genentech, Inc. and the Company dated December 28, 1989

10.35B License Agreement between David Segev and the Company dated December 28, 1989

10.36B         License   Agreement   between   Gesellschaft    Biotechnologische
               Forschung GmbH and the Company dated September 12, 1989

10.37A License Agreement between The Texas A&M University System and the Company dated March 31, 1988

10.38A         License   Agreement  between  The  University  of  Iowa  Research
               Foundation and the Company dated March 31, 1988

10.39A         Letter  Agreement  dated June 27,  1991  between  the Company and
               Miles Inc.

10.40C Letter of Intent between the Company and Dr. David Segev dated November 18, 1991

10.41C Research Agreement between the Company and the State of Oregon acting by and through the Oregon State Board of Higher Education on Behalf of the Oregon Health Sciences University dated February 26, 1992

10.42C         Agreement  between the Company and Celltech  Limited  dated March
               11, 1992

10.43C Supported Research Agreement between the Company and The Johns Hopkins University dated March 9, 1992

10.44C Letter Agreement between the Company and Fred Hutchinson Cancer Research Center Foundation dated April 8, 1992

10.45D Agreement of Sale dated June 19, 1992 between the Company and Korsch Tableting Inc.

10.46E Research and License Agreement, having an effective date of December 15, 1992, between the Company and Abbott Laboratories

10.47E Research and License Agreement between the Company and Chugai Pharmaceutical Co., Ltd. dated January 25, 1993

10.48G License Agreement between the Company and the Regents of the University of California dated April 9, 1993

10.49H Contract between the Company and John Brown, a division of Trafalgar House, dated January 19, 1993

10.50G Collaboration and License Agreement between the Company and the Cancer Research Campaign Technology, Ltd., signed April 4, 1994, with an effective date of April 1, 1994.

10.51H Termination Agreement between the Company and Erbamont Inc. dated July 21, 1993

10.52G Research and License Agreement between the Company and Cyanamid dated September 15, 1993

10.53H Clinical Trials Agreement between the Company and the National Cancer Institute dated November 23, 1993

10.54G         License  Agreement  between the Company and UNC dated December 1,
               1993

10.55H Notice of Termination for the research collaboration between the Company and Chugai Pharmaceutical Co., Ltd. dated December 17, 1993

10.56I License Agreement between the Company and Rhone-Poulenc Rorer dated June 13, 1994

10.57I         Offshore  Securities   Subscription   Agreement  between  ImClone
               Systems Incorporated and GFL Ultra Fund Limited dated August 12, 1994

10.58I Offshore Securities Subscription Agreement between ImClone Systems Incorporated and GFL Ultra Fund Limited dated November 4, 1994 10.59I Offshore Securities Subscription Agreement between ImClone Systems Incorporated and Anker Bank Zuerich dated November 10, 1994

10.60J Option Agreement, dated as of April 27, 1995, between ImClone Systems Incorporated and High River Limited Partnership relating to capital stock of Cadus Pharmaceutical Corporation

10.61J Option Agreement, dated as of April 27, 1995, between ImClone Systems Incorporated and High River Limited Partnership relating to 300,000 shares of Common Stock of ImClone Systems Incorporated

10.62J Option Agreement, dated as of April 27, 1995, between ImClone Systems Incorporated and High River Limited Partnership relating to 150,000 shares Common Stock of ImClone Systems Incorporated

10.63J Stock Purchase Agreement, dated as of August 10, 1995, by and between ImClone Systems Incorporated and the members of the Oracle Group

10.64J         Form of Warrant issued to the members of the Oracle Group

10.65J Loan Agreement, dated as of August 10, 1995, by and between ImClone Systems Incorporated and the members of the Oracle Group

10.66J Security Agreement, dated as of August 10, 1995, by and between ImClone Systems Incorporated and the members of the Oracle Group

10.67J         Mortgage,   dated  August  10,  1995,  made  by  ImClone  Systems
               Incorporated for the benefit of Oracle Partners, L.P., as Agent

10.68K Financial Advisory Agreement entered into between the Company and Genesis Merchant Group Securities dated November 2, 1995

10.69K Repayment Agreement (with Confession of Judgment, and Security Agreement) entered into between the Company and Pharmacia, Inc. on March 6, 1996

10.70K License Amendment entered into between the Company and Abbott Laboratories on August 28, 1995, amending the Research and License Agreement between the parties dated December 15, 1992

10.71K Amendment of September 1993 to the Research and License Agreement between the Company and Merck of April 1, 1990

10.72K Amendment of October 1993 to the Research and License Agreement between the Company and Merck of April 1, 1990

10.73L Employment agreement dated May 17, 1996 between the Company and Carl S. Goldfischer

10.74L Financial Advisory Agreement dated February 26, 1997 between the Company and Hambrecht & Quist LLC

10.75L Exchange Agreement exchanging debt for Common Stock dated as of April 15, 1996 among the Company and members of The Oracle Group.

21.1           Subsidiaries - None

23.1L          Consent of KPMG Peat Marwick LLP

(b)            Reports on Form 8-K

     On February 26, 1997, the Company filed with the Commission a Current Report on Form 8-K dated February 25, 1997 relating to its filing with the Commission of a registration statement to register the public offering of 3,000,000 shares of Common Stock (Item 5).

     On February 28, 1997, the Company filed with the Commission a Current Report on Form 8-K dated February 25, 1997 containing the Company's audited
financial   statements  for  the  year  ended  December  31,  1996.   (Item  5).

----------
A    Previously  filed  with  the  Commission;   incorporated  by  reference  to
     Registration Statement on Form S-1, Registration No. 33-43064.

B    Previously  filed  with  the  Commission;   incorporated  by  reference  to
     Registration Statement on Form S-1, Registration No. 33-43064. Confidential treatment was granted for a portion of this exhibit.

C Previously filed with the Commission; incorporated by reference to the Registration Statement on Form S-1, Registration No. 33-48240. Confidential treatment was granted for a portion of this exhibit.

D Previously filed with the Commission; incorporated by reference to the Company's Annual Report on Form 10-K, filed June 26, 1992.

E Previously filed with the Commission; incorporated by reference to the Company's Annual Report on Form 10-K, filed March 30, 1993. Confidential treatment was granted for a portion of this Exhibit.

F Previously filed with the Commission; incorporated by reference to the Registration Statement on Amendment No. 1 to Form S-1, Registration No. 33-61234.

G Previously filed with the Commission; incorporated by reference to the Company's Annual Report on Form 10-K, filed April 15, 1994. Confidential Treatment was granted for a portion of this Exhibit.

H Previously filed with the Commission; incorporated by reference to the Company's Annual Report on Form 10-K, filed April 15, 1994.

I Previously filed with the Commission; incorporated by reference to the Company's Annual Report on Form 10-K, filed April 14, 1995.

J Previously filed with the Commission, incorporated by reference to the Registration Statement on Form S-2, Registration No. 33-98676.

k Previously filed with the Commission, incorporated by reference to the Company's Annual Report on Form 10-K, filed March 28, 1997.

L    Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   IMCLONE SYSTEMS INCORPORATED



        March 27, 1997             By   /s/ SAMUEL D. WAKSAL
                                        ------------------------------
                                        Samuel D. Waksal
                                        President and
                                        Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.


        Signature                         Title                        Date

/s/ ROBERT F. GOLDHAMMER       Chairman of the Board and          March 27, 1997
---------------------------    Director
(Robert F. Goldhammer)
                                                                  March 27, 1997
/s/ SAMUEL D. WAKSAL           President, Chief Executive
---------------------------    Officer and Director
(Samuel D. Waksal)             (Principal Executive Officer)
                                                                  March 27, 1997
/s/ HARLAN W. WAKSAL           Executive Vice President,
---------------------------    Chief Operating Officer
(Harlan W. Waksal)             and Director
                                                                  March 27, 1997
/s/ CARL S. GOLDFISHCER        Vice President, Financial
---------------------------    and Strategic Planning
(Carl S. Goldfischer)          and Chief Financial Officer
                               (Principal Financial Officer)
                                                                  March 27, 1997
/s/ RICHARD BARTH              Director
---------------------------
(Richard Barth)
                                                                  March 27, 1997
/s/ JEAN CARVAIS               Director
---------------------------
(Jean Carvais)
                                                                  March 27, 1997
/s/ VINCENT T. DEVITA, JR.     Director
---------------------------
(Vincent T. DeVita, Jr.)
                                                                  March 27, 1997
/s/ DAVID M. KIES              Director
---------------------------
(David M. Kies)
                                                                  March 27, 1997
/s/ PAUL B. KOPPERL            Director
---------------------------
(Paul B. Kopperl)

 /s/ WILLIAM R. MILLER                                            March 27, 1997
---------------------------    Director
(William R. Miller)

                              FINANCIAL STATEMENTS

Index to Financial Statements

Financial Statements

Independent Auditors' Report.................................. ...........   F-2

Balance Sheets at December 31, 1996 and 1995..............................   F-3

Statements of Operations for the
  Years Ended December 31, 1996, 1995, and 1994...........................   F-4

Statements of Stockholders' Equity for the
  Years Ended December 31, 1996, 1995, and 1994...........................   F-5

Statements of Cash Flows for the
  Years Ended December 31, 1996, 1995, and 1994...........................   F-6

Notes to Financial Statements.............................................   F-7

INDEPENDENT AUDITORS' REPORT

The Board of Directors
ImClone Systems Incorporated:

     We have audited the financial statements of ImClone Systems Incorporated as listed in the accompanying index. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ImClone Systems Incorporated as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1996, in conformity with generally accepted accounting principles.

     As discussed in Note 2(h) to the financial statements, the Company has adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, in 1996.


                                           /s/ KMPG Peat Marwick LLP
                                           KPMG Peat Marwick LLP

New York, New York
February 18, 1997

                          IMCLONE SYSTEMS INCORPORATED

                                 Balance Sheets
                        (in thousands, except share data)

                                                  December 31,     December 31,
                  Assets                            1996               1995
                                                  ------------    -------------
Current assets:
 Cash and cash equivalents .....................   $   2,734       $  10,207
 Securities available for sale .................      10,780            --
 Prepaid expenses ..............................         122             115
 Amount due from officer and stockholder .......         101             132
 Other current assets ..........................         479              26
                                                   ---------       ---------
      Total current assets .....................      14,216          10,480
                                                   ---------       ---------
Property and equipment:
  Land .........................................         340             340
  Building and building improvements ...........       8,969           8,969
  Leasehold improvements .......................       4,832           4,832
  Machinery and equipment ......................       5,159           4,796
  Furniture and fixtures .......................         536             526
  Construction in progress .....................         320            --
                                                   ---------       ---------
      Total cost ...............................      20,156          19,463
    Less accumulated depreciation
        and amortization .......................      (9,606)         (7,984)
                                                   ---------       ---------
      Property and equipment, net ..............      10,550          11,479
                                                   ---------       ---------
Patent costs, net ..............................         977             707
Deferred financing costs, net ..................          65              74
Other assets ...................................          77              63
                                                   ---------       ---------
                                                   $  25,885       $  22,803
                                                   =========       =========
           Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable ..............................   $   1,059       $     992
 Accrued expenses and other ....................       1,366             826
 Interest payable ..............................         238             343
 Current portion of long-term liabilities ......       3,858           4,584
                                                   ---------       ---------
      Total current liabilities ................       6,521           6,745
                                                   ---------       ---------
Long-term debt .................................       2,200           2,200
Long-term notes payable, net ...................        --             1,928
Other long-term liabilities,
  less current portion..........................         575             107
                                                   ---------       ---------
      Total liabilities ........................       9,296          10,980
                                                   ---------       ---------
Commitments and contingencies
Stockholders' equity :
  Preferred stock, $1.00 par value;
    authorized 4,000,000 shares;
    none issued and outstanding ................         --              --
  Common stock, $.001 par value;
    authorized 30,000,000 shares;
    issued 20,248,122 and 16,819,622
    at  December 31, 1996 and
    December 31, 1995, respectively;
    outstanding 20,233,699 and
    16,806,919 at December 31, 1996 and
    December 31, 1995, respectively ............          20              17
  Additional paid-in capital ...................     118,760          97,914
  Accumulated deficit ..........................    (101,973)        (85,958)
  Treasury stock, at cost; 14,423
    and 12,703 shares at December 31, 1996
    and December 31, 1995, respectively ........        (169)           (150)
  Unrealized loss on securities
    available for sale .........................         (49)           --
                                                   ---------       ---------
      Total stockholders' equity ...............      16,589          11,823
                                                   ---------       ---------
                                                   $  25,885       $  22,803
                                                   =========       =========

                 See accompanying notes to financial statements.

                          IMCLONE SYSTEMS INCORPORATED

                            Statements of Operations
                      (in thousands, except per share data)

                                                             Year Ended December 31,
                                                       ---------------------------------
                                                          1996         1995        1994
                                                       ---------    ---------   --------
Revenues:
     License fees from third parties ................   $     75    $   --      $    250
     Research and development funding from third
        parties and other ...........................        525         800         700
                                                        --------    --------    --------
                   Total revenues ...................        600         800         950
                                                        --------    --------    --------
Operating expenses:
     Research and development .......................     11,482       8,768      11,816
     General and administrative .....................      3,961       3,739       3,348
                                                        --------    --------    --------
                  Total operating expenses ..........     15,443      12,507      15,164
                                                        --------    --------    --------
Operating loss ......................................    (14,843)    (11,707)    (14,214)
                                                        --------    --------    --------
Other (income) expense:
     Interest and other income ......................       (918)     (3,120)     (3,186)
     Interest and other expense .....................        823       1,054         821
     Equity in loss of affiliate ....................       --          --           342
                                                        --------    --------    --------
                 Net interest and other income ......        (95)     (2,066)     (2,023)
                                                        --------    --------    --------
Loss before extraordinary item ......................    (14,748)     (9,641)    (12,191)
Extraordinary loss on extinguishment of debt.........      1,267        --          --
                                                        --------    --------    --------
Net loss ............................................   $(16,015)   $ (9,641)   $(12,191)
                                                        ========    ========    ========
Net loss per common share:
        Loss before extraordinary item ..............   $  (0.76)   $  (0.72)   $  (1.12)
        Extraordinary loss on extinguishment of debt.       0.07        --          --
                                                        --------    --------    --------
        Net loss per common share ...................   $  (0.83)   $  (0.72)   $  (1.12)
                                                        ========    ========    ========
Weighted average shares outstanding .................     19,371      13,311      10,903
                                                        ========    ========    ========


                 See accompanying notes to financial statements

                          IMCLONE SYSTEMS INCORPORATED

                       Statements of Stockholders' Equity
                  Years Ended December 31, 1994, 1995, and 1996
                        (in thousands, except share data)


                                                                    Additional
                                             Common Stock             Paid-in        Accumulated      Treasury
                                       --------------------------
                                          Shares         Amount       Capital          Deficit         Stock
                                       --------------   ---------  --------------  ----------------  -----------

Balance at December 31, 1993 .......       9,510,183    $     10   $      79,497   $       (64,126)  $     (150)
                                       --------------   ---------  --------------  ----------------  -----------
Issuance of common stock ...........       3,067,502           3           5,133
Advances to officer and
    stockholder ....................
Amortization of deferred
    compensation ...................
Net loss ...........................                                                       (12,191)
                                       --------------   ---------  --------------  ----------------  -----------
Balance at December 31, 1994 .......      12,577,685    $     13   $      84,630   $       (76,317)  $     (150)
                                       --------------   ---------  --------------  ----------------  -----------
Issuance of common stock ...........       4,000,000           4          11,998
Options exercised ..................         156,750                         162
Warrants exercised .................          15,300                          23
Payment of promissory notes ........          57,184                          36
Proceeds from promissory notes .....                                           2
Debt discount ......................                                       1,063
Net loss ...........................                                                        (9,641)
                                       --------------   ---------  --------------  ----------------  -----------
Balance at December 31, 1995 .......      16,806,919    $     17   $      97,914   $       (85,958)  $     (150)
                                       --------------   ---------  --------------  ----------------  -----------
Issuance of common stock ...........       2,200,000           2          13,560
Options exercised ..................         266,275                         846
Warrants exercised .................         604,892           1           2,960
Options granted to non-employees....                                          95
Extinguishment of debt .............         357,333                       3,260
Debt discount ......................                                         125
Treasury shares ....................          (1,720)                                                       (19)
Changes in unrealized loss on
    securities available for sale ...
Net loss ............................                                                     (16,015)
                                       --------------   ---------  --------------  ----------------  -----------
Balance at December 31, 1996 ........     20,233,699    $     20   $     118,760  $      (101,973)  $     (169)
                                       ==============   =========  ==============  ================  ===========

                                                                              Unrealized
                                             Amount                             Loss on
                                             Due from                          Securities
                                           Officer and        Deferred        Available
                                           Stockholder      Compensation       for Sale           Total
                                          --------------  -----------------  -------------   ----------------

Balance at December 31, 1993 ........     $        (398)  $            (21)  $          -    $        14,812
                                          --------------  -----------------  -------------   ----------------
Issuance of common stock ............                                                                  5,136
Advances to officer and
    stockholder .....................               398                                                  398
Amortization of deferred
    compensation ....................                                   21                                21
Net loss ............................                                                                (12,191)
                                          --------------  -----------------  -------------   ----------------
Balance at December 31, 1994 ........     $           -   $              -   $          -    $         8,176
                                          --------------  -----------------  -------------   ----------------
Issuance of common stock ............                                                                 12,002
Options exercised ...................                                                                    162
Warrants exercised ..................                                                                     23
Payment of promissory notes .........                                                                     36
Proceeds from promissory notes ......                                                                      2
Debt discount .......................                                                                  1,063
Net loss ............................                                                                 (9,641)
                                          --------------  -----------------  -------------   ----------------
Balance at December 31, 1995 ........     $           -   $              -   $          -    $        11,823
                                          --------------  -----------------  -------------   ----------------
Issuance of common stock ............                                                                 13,562
Options exercised ...................                                                                    846
Warrants exercised ..................                                                                  2,961
Options granted to non-employees....                                                                      95
Extinguishment of debt ..............                                                                  3,260
Debt discount .......................                                                                    125
Treasury shares .....................                                                                    (19)
Changes in unrealized loss on
    securities available for sale ...                                                 (49)               (49)
Net loss ............................                                                                (16,015)
                                          --------------  -----------------  -------------   ----------------
Balance at December 31, 1996 ........     $           -   $              -   $        (49)   $        16,589
                                          ==============  =================  =============   ================

                 See accompanying notes to financial statements

                          IMCLONE SYSTEMS INCORPORATED

                            Statements of Cash Flows
                                 (in thousands)

                                                                 Year Ended December 31,
                                                           ----------------------------------
                                                               1996       1995       1994
                                                           -----------  ---------- ----------

 Net loss ..............................................   $(16,015)   $ (9,641)   $(12,191)
 Adjustments to reconcile net loss to net
      cash used in operating activities:
  Depreciation and amortization ........................      1,704       1,789       1,844
  Expense associated with issuance
      of options .......................................         95        --            21
  Equity in loss of affiliate ..........................       --          --           342
  Loss on sale of investments ..........................       --          --            23
  Fees associated with commercialization
     and license agreement rights ......................       --          --           117
  Extraordinary loss on early
     extinguishment of debt ............................      1,267
  Discounted interest amortization .....................        156         222        --
  Write-off of fixed assets ............................       --             2        --
  Write-off of patent costs ............................       --           126          29
  Changes in:
   Prepaid expenses ....................................         (7)        (37)         19
   Other current assets ................................       (453)         42          (4)
   Due from officer ....................................         31          24        (111)
   Other assets ........................................        (14)        115        (110)
   Interest payable ....................................       (105)        328          (1)
   Accounts payable ....................................         67        (624)        780
   Accrued expenses and other ..........................        540         421         434
                                                            --------    --------    --------
     Net cash used in operating activities .............    (12,734)     (7,233)     (8,808)
                                                           --------    --------    --------
Cash flows from investing activities:
  Acquisitions of property and equipment ...............       (693)        (36)       (434)
  Proceeds from sale of equipment ......................        421        --          --
  Purchases of securities available for sale ...........    (32,665)       --          --
  Sales of securities available for sale ...............     21,836        --         5,350
  Additions to patents .................................       (343)       (186)       (176)
  Investment in and advances to affiliate ..............       --          --           405
                                                           --------    --------    --------
     Net cash (used in) provided by investing activities    (11,444)       (222)      5,145
                                                           --------    --------    --------
Cash flows from financing activities:
  Issuance of common stock .............................     13,562      12,002       5,534
  Proceeds from exercise of stock options and warrants .      3,807         185        --
  Purchase of treasury stock ...........................        (19)       --          --
  Proceeds from long-term notes payable ................       --         2,680        --
  Proceeds from short-term notes payable ...............       --           100         220
  Repayment of short-term notes payable ................       --          (284)       --
  Repayment of long-term debt ..........................       --          --          (400)
  Payments of other liabilities ........................       (645)        (53)        (55)
                                                           --------    --------    --------
     Net cash provided by financing activities .........     16,705      14,630       5,299
                                                           --------    --------    --------
Net (decrease) increase in cash and cash equivalents ...     (7,473)      7,175       1,636
Cash and cash equivalents at beginning of period .......     10,207       3,032       1,396
                                                           --------    --------    --------
Cash and cash equivalents at end of period .............   $  2,734    $ 10,207    $  3,032
                                                           ========    ========    ========

                 See accompanying notes to financial statements

ImClone Systems Incorporated
NOTES TO FINANCIAL STATEMENTS

(1)  Organization and Basis of Preparation

     ImClone Systems Incorporated (the "Company") is a biopharmaceutical company engaged primarily in the research and development of therapeutic products for the treatment of cancer and cancer-related disorders. The Company employs accounting policies that are in accordance with generally accepted accounting principles in the United States.

     The Company  expects  that its  capital  resources,  including  the ongoing research support of its corporate partners, will be sufficient to fund its operations through 1997. If, however, difficulty is encountered in attaining the milestones necessary for continued research support, the Company would postpone the budgeted expansion of operations to allow for funding of its operations beyond 1997. Accordingly, in order to fund its capital needs after that time, the Company will require significant levels of additional capital and intends to raise the necessary capital through additional equity or debt financings, arrangements with corporate partners or from other sources. The Company has entered into preliminary discussions with several major pharmaceutical companies regarding various alternatives concerning the funding of research and development for certain of its products. No assurance can be given that the Company will be successful in pursuing any such alternatives. In addition, the Company may seek to enter into a significant strategic partnership with a pharmaceutical company for the development of its lead product candidate, C225. Such a strategic alliance could include an up-front equity investment and license fees plus milestone fees and revenue sharing. There can be no assurance that the Company will be successful in achieving such an alliance, nor can the Company predict the amount of funds which might be available to it if it entered into such an alliance or the time at which such funds would be made available.

     The biopharmaceutical industry is subject to rapid and significant technological change. The Company has numerous competitors, including major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions. These competitors may succeed in developing technologies and products that are more effective than any which are being developed by the Company or which would render the Company's technology and products obsolete and non-competitive. Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than the Company. In addition, many of the Company's competitors have significantly greater experience than the Company in pre-clinical testing and human clinical trials of new or improved pharmaceutical products and in obtaining Food and Drug Administration ("FDA") and other regulatory approvals on products for use in health care. The Company is aware of various products under development or manufactured by competitors that are used for the prevention, diagnosis or treatment of certain diseases the Company has targeted for product development, some of which use therapeutic approaches that compete directly with certain of the Company's product candidates. The Company has limited experience in conducting and managing pre-clinical testing necessary to enter clinical trials required to obtain government approvals and has limited experience in conducting clinical trials. Accordingly, the Company's competitors may succeed in obtaining FDA approval for products more rapidly than the Company, which could adversely affect the Company's ability to further develop and market its products. If the Company commences significant commercial sales of its products, it will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which the Company has limited or no experience.

(2)  Summary of Significant Accounting Policies

(a)  Cash Equivalents

     Cash equivalents consist primarily of U.S. government instruments, commercial paper, master notes and other readily marketable debt instruments. The Company considers all highly liquid debt instruments with original maturities not exceeding three months to be cash equivalents.

(b)  Investments in Securities

     The Company classifies its investment in debt and equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

     Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

     A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

     At December 31, 1996, all investments in securities were classified as available-for-sale.

(c) Property and Equipment

     Property and equipment are stated at cost. Depreciation of furniture and equipment is provided by straight-line methods over estimated useful lives of three to twelve years, and leasehold improvements are being amortized over the related lease term (including optional renewal periods (Note 10)) or the service lives of the improvements, whichever is shorter.

(d) Patent Costs

     Patent and patent application costs are amortized on a straight-line basis over their respective expected useful lives, up to a 15-year period.

(e) Deferred Financing Costs

     Costs incurred in obtaining the Industrial  Development Revenue Bonds (Note
5) are amortized using the straight-line method over the terms of the related bonds.

(f)  Investment in and Advances to Affiliate

     Cadus Pharmaceutical Corporation ("Cadus") was incorporated in January 1992 to develop novel classes of therapeutics that target signal transduction pathways. The Company held a 50% investment in the capital stock of Cadus through November 1994. In December 1994, an agreement was reached for the Company to sell one-half of its shares of capital stock of Cadus to High River Limited Partnership ("High River") for total consideration of $3.0 million. The gain in 1994 on sale of the Cadus shares was recorded in the Statement of Operations as other income for the year ended December 31, 1994. The cash consideration was received by the Company on January 4, 1995.

     During April 1995, the Company completed the sale of the remaining one-half of its shares of capital stock of Cadus for $3.0 million, also to High River. In exchange for receiving a now-expired right to repurchase all the outstanding shares of capital stock of Cadus, the Company granted to High River two options to purchase shares of Common Stock. One option is for 150,000 shares at an exercise price per share equal to $2.00, subject to adjustment under certain circumstances, and the other option is for 300,000 shares at an exercise price per share equal to $0.69, subject to adjustment under certain circumstances. Both options will expire on April 26, 2000.

 (g) Revenue Recognition

     License fees are recognized if the Company enters into license agreements with third parties that provide for the payment of non-refundable fees when the agreement is signed or when all parties concur that specified goals are achieved. These fees are recognized as license fee revenues in accordance with the terms of the particular agreement.

     Research and development funding revenue is derived from collaborative agreements with third parties and is recognized in accordance with the terms of the respective contracts. Revenue from certain agreements is recognized using the percentage of completion method based on contract costs incurred to date compared with total estimated contract costs.

     Revenue recognized in the accompanying statements of operations is not subject to repayment. Revenue received that is related to future performance under such contracts is deferred and recognized as revenue when earned.

(h)  Stock Option Plan

     Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

(i)  Research and Development

     Research and development expenditures made pursuant to certain research and development contracts with academic institutions, and other research and development costs, are expensed as incurred.

(j)  Income Taxes

     Effective January 1, 1993 the Company adopted SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires a change from the deferred method of accounting for income taxes to the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

(k)  Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(l)  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

     The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

(m)  Net Loss Per Share

     Net loss per share is computed based on the weighted average number of shares outstanding. Common stock equivalents are not included in the computation of average shares outstanding because they are anti-dilutive.

(n)  Reclassification

     Certain amounts previously reported have been reclassified to conform to current year's presentation.

(3) Securities Available-For-Sale

     Securities available-for-sale of $10,780,000 at December 31, 1996 consisted of mortgage-backed debt securities. The amortized cost of such securities was $10,829,000 and the net unrealized holding losses were $49,000 at December 31, 1996. These securities available-for-sale have maturities ranging from 1997 to 1999.

(4) Accrued Expenses and Other

     The following items are included in accrued expenses and other:

                                               December 31,      December 31,
                                                  1996              1995
                                               ------------      ------------
Salaries and other
  payroll related expenses .................    $  782,000         $206,000
Legal and accounting fees ..................       217,000          145,000
Other ......................................       367,000          475,000
                                                ----------         --------
                                                $1,366,000         $826,000
                                                ==========         ========

(5) Long-term Debt

     Long-term debt is comprised of the following:

                                               December 31,         December 31,
                                                  1996                 1995
                                               ------------         ------------
10.75% Bond due 1997 .................         $ 2,113,000          $ 2,113,000
11.25% Bond due 2004 .................           2,200,000            2,200,000
Less current portion .................          (2,113,000)          (2,113,000)
                                               -----------          -----------
                                               $ 2,200,000          $ 2,200,000
                                               ===========          ===========

     On December 31, 1986, the New York City Industrial Development Agency (the "NYIDA") issued an Industrial Development Revenue Bond (the "1986 Bond") on behalf of the Company in the amount of $2,113,000. During December 1994, the Bond's original maturity date of December 15, 1994 was extended to June 15, 1996. During June 1996, the Company and the NYIDA extended the maturity date an additional eighteen months to December 15, 1997. The proceeds from the sale of this Bond were used by the Company for the acquisition, construction and installation of the Company's research and development facility in New York City.

     In August 1990, the NYIDA issued another Industrial Development Revenue Bond (the "1990 Bond") in the amount of $2,200,000. The Bond is due May 1, 2004. The proceeds from the sale of the Bond were used by the Company for the acquisition, construction and installation of the Company's research and development facility in New York City.

     The Company has granted a security interest in substantially all equipment located in its New York City facility to secure the obligations of the Company to the NYIDA relating to the 1986 Bond and the 1990 Bond.

(6) Long-term Liabilities and Notes Payable

     (a) Other Long-term Liabilities

     Other long-term liabilities is comprised of the following:

                                                  December 31,    December 31,
                                                     1996            1995
                                                  ------------    ------------
Liability to reacquire IL-6m rights ............  $ 1,917,000     $ 2,400,000
Liability under capital lease  obligations .....      354,000         125,000
Liability under license agreement ..............       49,000          53,000
Less current portion ...........................   (1,745,000)     (2,471,000)
                                                  -----------     -----------
                                                  $   575,000     $   107,000
                                                  ===========     ===========

     In July 1993, the Company entered into an agreement with Erbamont, Inc., now a subsidiary of Pharmacia and Upjohn, Inc. ("Pharmacia"), to acquire the worldwide rights to IL-6m, a blood cell growth factor, which had been licensed to Pharmacia pursuant to a development and licensing agreement. In consideration of the return of rights and the transfer of certain material and information, the Company has paid $1.4 million and has further obligations to Pharmacia. Such obligations, including those to pay for IL-6 mutein material manufactured and supplied by Pharmacia, totaled $2.4 million at March 31, 1996. In addition, the Company is required to pay Pharmacia $2.7 million in royalties on eventual sales of IL-6m, if any. In March, 1996, the Company entered into a Repayment Agreement with Pharmacia (the "Repayment Agreement") pursuant to which it agreed to pay the $2.4 million over 24 months commencing in March 1996, with interest only payable during the first six months. At December 31, 1996 the remaining obligation to Pharmacia totaled $1.9 million. In connection with the Repayment Agreement, the Company signed a Confession of Judgment, which can be filed by Pharmacia with an appropriate court in the case of default by the Company. Pursuant to a Security Agreement entered into with Pharmacia, the Company pledged its interests in patents related to IL-6m and to heparanase to secure its obligations under the Repayment Agreement.

     During fiscal 1992, the Company entered into a capital lease agreement for laboratory equipment which was recorded as an asset in the amount of $262,000. The lease extends over a five-year period and has a bargain purchase option at the end of the lease term. At December 31, 1996, the accumulated depreciation on this equipment totaled $180,000. See also Note 10.

     In December 1996, the Company signed an agreement with Finova Technology Finance, Inc. ("Finova") to finance the lease of laboratory and computer-related equipment and make certain building and leasehold improvements to existing facilities involving payments aggregating approximately $2,500,000. The first of multiple intended leases was signed in December 1996 at a cost of $421,000 and related to equipment previously purchased by the Company during 1996. This capital lease has been treated as a sale-leaseback transaction and no gain or loss was recognized on the sale. Each lease has a fair market value purchase option at the expiration of a 42-month term. At December 31, 1996, accumulated depreciation on these assets totaled $6,000. Pursuant to the agreement, the Company issued to Finova a warrant expiring December 31, 1999 to purchase 23,220 shares of Common Stock at an exercise price of $9.69 per share. The Company recorded a non-cash debt discount of approximately $125,000 in connection with this financing, which discount is being amortized over the 42-month term of the first lease. See also Notes 10 and 11.

     In connection with the Company's production and eventual marketing of certain products, the Company entered into a license agreement which requires minimum annual royalty payments throughout the term of the agreement. The agreement expires in 2004 and calls for minimum annual payments of $10,000, which are creditable against royalties that may be due from sales. To the extent the minimum annual royalties are not expected to be offset by sales, the Company has charged the net present value of these payments to operations. An interest rate of 10% was used to discount the cash flows.

           (b) Long-term Notes Payable, net

         Long-term notes payable is comprised of the following:

                                                 December 31,    December 31,
                                                     1996           1995
                                                 ------------    ------------
Liability for director
  promissory note, including interest ........   $     --        $   186,000
Liability for long-term loan,
  including interest .........................         --          2,583,000
Less loan discount ...........................         --           (841,000)
                                                 ----------      -----------
                                                 $     --        $ 1,928,000
                                                 ==========      ===========

     In July 1995, a director loaned the Company $180,000 in exchange for a long-term note due two years from issuance at an annual interest rate of 8%. As part of the transaction, the director was granted 36,000 warrants to purchase Company common stock at $1.50 per share and an additional 36,000 warrants to purchase Company common stock at $3.00 per share. In May 1996, the Company and the director exchanged the note for 24,000 shares of Common Stock and the Company paid the accrued and unpaid interest on the note in the amount of $10,000 in cash. The Company recorded an extraordinary loss of $39,000 on the extinguishment of the debt. The Company has registered such shares of Common Stock with the Commission under a registration statement in accordance with the provisions of the Securities Act of 1933 (the "1933 Act").

     On August 11, 1995, the Oracle Group purchased 1,000,000 shares of Common Stock for a purchase price of $1.5 million and made a loan to the Company in the aggregate amount of $2.5 million with a two-year maturity, but subject to mandatory prepayment, in whole or in part, upon the occurrence of certain events, including the raising of certain additional funds. The loan carried an annual interest rate of 8%. The Oracle Group includes Oracle Partners, L.P., Quasar International Partners C.V., Oracle Institutional Partners L.P., Sam Oracle Fund, Inc. and Warren B. Kanders. The Oracle Group also received warrants exercisable at any time until August 10, 2000 entitling the holders thereof to purchase 500,000 shares of Common Stock at a price of $1.50 per share and 500,000 shares of Common Stock at a price of $3.00 per share. As a result of the Company's offerings of shares of its Common Stock in November 1995 and February 1996, the Oracle Group was entitled to require the Company to apply 20 percent of the gross proceeds of the sale of the shares of Common Stock from the offerings to repay the loan.

     In May 1996, the Company and the Oracle Group exchanged the notes in the aggregate outstanding principal amount of $2.5 million for 333,333 shares of Common Stock and the Company paid the accrued and unpaid interest on the notes in the amount of $143,000 in cash. The Company recorded an extraordinary loss of $1,228,000 on the extinguishment of the debt. The Company has registered such shares of Common Stock with the Commission under a registration statement in accordance with the provisions of the 1933 Act.

(7)  Research Agreements

     The Company has entered into several research and development agreements with third parties. Generally, the agreements provide for the Company to receive research and development funding, milestone payments, royalties, or license fees or a combination thereof. In return, the Company has granted licenses to these third parties to market or manufacture and market certain of its products in specified fields of use and in specified geographic areas.

     Revenues for the years ended December 31, 1996, December 31, 1995, and December 31, 1994 were $600,000, $800,000, and $950,000 respectively. Revenues for each year consisted of $300,000 from its corporate partnership with the Wyeth-Lederle Vaccine Division of American Home Products Corporation ("American Home") in infectious disease vaccines. In addition, revenues for the year ended December 31, 1996 included royalty fees of $225,000 from the Company's strategic alliance with Abbott Laboratories ("Abbott") in diagnostics. Revenues for the years ended December 31, 1995, and December 31, 1994 included contract research fees of $500,000 and $400,000, respectively, also from the Abbott alliance. The year ended December 31, 1996 also included $75,000 in license fees from the Company's cross-licensing agreement with Immunex Corporation ("Immunex") for novel hematopoietic growth factors. Finally, license fees of $250,000 were recognized from the Abbott alliance during the year ended December 31, 1994.

     Revenues for all three years were derived from United States sources.

(8)  Capital Stock

     (a) Stock Option Plans:

     In February 1986, the Company adopted an Incentive Stock Option Plan and a Nonqualified Stock Option Plan (the "86 Plans"). On February 25, 1996, the Company adopted an additional Stock Option Plan and Nonqualified Stock Option Plan (the "96 Plans") which were approved by shareholders at its Annual Meeting held June 3, 1996. Combined, the 86 and 96 Plans provide for the granting of options to purchase up to 3,000,000 shares of Common Stock to key employees and advisors. Incentive stock options may not be granted at a price less than the fair market value of the stock at the date of grant. Options under both the 86 and 96 Plans expire ten years from the date of grant. Certain options granted under these plans vest over three- to five-year periods. At December 31, 1996, options to purchase 2,103,577 shares of Common Stock were outstanding and 525,625 shares were available for grant.

     A summary of stock option activity follows:

                                                               Weighted average
                                                   Number of     exercise price
                                                    shares          per share
                                                   ----------      ----------
Balance at December 31, 1993 ................         969,321        $8.75
1994 activity
     Granted ................................         254,500         3.94
     Exercised ..............................            --
     Canceled ...............................        (331,742)       10.21
                                                   ----------
Balance at December 31, 1994 ................         892,079         6.83
1995 activity
     Granted ................................         752,000         1.91
     Exercised ..............................        (156,750)        1.04
     Canceled ...............................        (120,375)        1.45
                                                   ----------
Balance at December 31, 1995 ................       1,366,954         2.34
1996 activity
     Granted ................................       1,077,875         9.85
     Exercised ..............................        (266,275)        3.18
     Canceled ...............................         (74,977)        2.58
                                                   ----------
Balance at December 31, 1996 ................       2,103,577         6.08
                                                   ----------

     In June 1996, the Company granted options to purchase 116,000 shares of its Common Stock to certain Scientific Advisory Board members in consideration for future services. The fair value of the grant was approximately $756,000 as calculated using the Black-Scholes option pricing model. Compensation expense is being recognized ratably over the four year vesting period of the options. See
Note 8(c) for weighted average assumptions used. During the year ended December 31, 1996, the Company recognized approximately $95,000 in compensation expense relating to the above grants.

     During April 1995, the Company completed the sale of the remaining one-half of its shares of capital stock of Cadus for $3.0 million to High River. In exchange for receiving a now-expired right to repurchase all the outstanding shares of capital stock of Cadus, the Company granted to High River two options to purchase shares of Common Stock. One option is for 150,000 shares at an exercise price per share equal to $2.00, subject to adjustment under certain circumstances, and the other option is for 300,000 shares at an exercise price per share equal to $0.69, subject to adjustment under certain circumstances. Both options will expire on April 26, 2000. The 450,000 options have a weighted average exercise price of $1.13.

     On February 2, 1995, exercise prices for certain granted and outstanding Incentive and Nonqualified Stock Options with original exercise prices in excess of $1.25 per share were offered to be repriced to $1.25 per share, by vote of a Special Subcommittee of the Compensation Committee of the Board of Directors. Benefit of repricing was confined to individuals who continued to serve the Company as employees or consultants, and 645,000 options were repriced. In connection with the offer of repricing, the vesting schedule of those choosing to accept repriced options was extended to June 30, 1995 for options already vested or to vest prior to June 30, 1995. The closing trading price of the Company's common stock on February 2, 1995 was $0.69.

(b)  Warrants

     As of December 31, 1996, a total of 3,275,645 common shares were issuable under outstanding warrants. Such warrants have been issued to certain officers, directors and other employees of the Company, certain Scientific Advisory Board members, certain investors and certain credit providers and investors.

     A summary of warrant activity follows:
                                                                 Weighted
                                              Number of      Average Exercise
                                               Shares         Price Per Share
                                              ---------      ----------------
Balance at December 31, 1993 ........         2,983,970          $ 9.47
1994 Activity
     Granted ........................            24,600            0.69
     Exercised ......................              --               --
     Cancelled ......................          (536,003)           6.61
                                              ---------
Balance at December 31, 1994 ........         2,472,567           10.01

1995 Activity
     Granted ........................         1,434,300            3.03
     Exercised ......................           (15,300)           1.50
     Cancelled ......................              --               --
                                              ---------
Balance at December 31, 1995 ........         3,891,567            3.15

1996 Activity
     Granted .......................             23,220            9.69
     Exercised .....................           (604,892)           4.89
     Cancelled .....................            (34,250)          12.92
                                              ---------
Balance at December 31, 1996 .......          3,275,645            2.41
                                              =========

     During September 1996, the Company repriced certain warrants held by investors to purchase 80,700 shares of Common Stock in order to promote their exercise prior to pending expiration. The warrants were repriced to an amount which was ten percent less than the average closing price for the Common Stock for the thirty days leading up to and including the day prior to the date of exercise. The fair market value of the warrant was reflected as a cost of capital.

     During November 1996, the Company repriced certain warrants held by investors to purchase 130,000 shares of Common Stock in order to promote their exercise prior to pending expiration. The warrants were repriced to an amount which was ten percent less than the average closing price for the Common Stock for the thirty days leading up to and including the day prior to the date of exercise. The fair market value of the warrant was reflected as a cost of capital.

     In December 1995, the Company granted its President a ten-year warrant to purchase 350,000 common shares at an exercise price determined by the $5.50 trading price of the stock on the date of grant. The grant of the warrant was approved by shareholders at its Annual Meeting held June 3, 1996.

     On February 2, 1995 exercise prices for certain granted and outstanding warrants were offered to be repriced to $1.50 per share. The benefit of the repricing was confined to individuals who continued to serve the Company as employees or consultants, and 2,048,217 warrants were repriced. In consideration for the offer of repricing, those choosing to accept the repriced warrants are to pay the Company the difference in value before and after repricing as calculated by use of the Black-Scholes model, which payment can be made through promissory notes to the Company. The closing trading price of the Company's common stock on February 2, 1995 was $.69.

     The outstanding warrants expire and are exercisable for the number of shares of Common Stock as shown below:

March 1997....................................................         728,500
December 1999.................................................          47,820
March 2000....................................................          12,300
July 2000.....................................................          72,000
August 2000...................................................         925,000
November 2000.................................................          12,720
March 2001....................................................           2,500
May 2001......................................................       1,112,805
June 2003.....................................................          12,000
December 2005.................................................         350,000
                                                                    ----------
Total.............................................                   3,275,645
                                                                    ==========

(c)  SFAS No. 123:

     Options and Warrants

     In 1996, the Company adopted the provisions of SFAS No. 123, "Accounting for Stock Based Compensation". The following table summarizes the weighted average fair value of stock options and warrants granted during years ended December 31, 1996 and 1995:

                                                                Option Plans                     Warrant Plans
                                                   -----------------------------------   ----------------------------------
                                                           1996              1995             1996               1995
                                                   ------------------   --------------   -------------    -----------------
                                                     Shares      $       Shares    $     Shares    $        Shares      $
                                                   ----------  ------   -------- -----   ------  -----    ---------   -----
Exercise price equals market value at date
 of grant .....................................     1,077,875  $5.56    602,000  $1.07   23,220  $5.39    1,434,300   $0.64

Exercise price exceeds market value at date of
 grant ........................................          --    $  --    795,000  $0.32      --   $  --    2,048,217   $0.29


     The above table share amounts for 1995 reflect the impact of the re-pricing as discussed in Notes 8(a) and (b).

     The fair value of stock options and warrants was estimated using the Black-Scholes option pricing model. The Black-Scholes model considers a number of variables including the exercise price and the expected life of the option, the current price, the expected volatility and the dividend yield of the underlying stock, and the risk-free interest rate during the expected term of the option. The following summarizes the weighted average assumptions used:

                                                   Option Plans                      Warrant Plans
                                         ---------------------------------  --------------------------------
                                              1996             1995             1996              1995
                                         ---------------  ----------------  --------------   ---------------
     Expected life (years)...............     3.5              2.5              2.0 (1)           2.0
     Interest rate.......................     5.00%            5.00%            5.00%             5.00%
     Volatility..........................    85.13%           85.13%           85.13%            85.13%


(1) The weighted average expected life does not include the warrants repriced in 1996 as they were exercised simultaneously.

     The estimated volatility reflects the performance of the Company's Common Stock over the twelve-month period ended December 31, 1996. The expected life of the options and warrants reflects the anticipated holding period prior to exercise. The estimated risk-free interest rate used is based on risk-free investment products with similar terms.

     The  following  table  summarizes   information  concerning  stock  options
outstanding at December 31, 1996:


                                              Weighted
                                              Average       Weighted                    Weighted
                               Number         Remaining      Average      Number         Average
          Range of Exercise  Outstanding     Contractual     Exercise   Exercisable      Exercise
               Price         at 12/31/96        Term          Price     at 12/31/96       Price
          -----------------  -----------     -----------     --------   -----------      --------

       $ 0.33 - 0.69........      337,500         3.3          0.66        335,250       $ 0.66
         1.03 - 1.91........      387,800         5.7          1.21        275,825         1.24
         2.00...............      150,000         3.3          2.00        150,000         2.00
         3.19 - 3.88........       47,250         8.8          3.80         11,813         3.77
         4.00 - 5.69........      136,750         7.9          5.22         71,688         5.09
         6.38 - 7.88........      107,652         9.4          7.20          3,126         6.38
         8.33 - 9.75........       72,000         9.1          9.10         43,000         9.14
         10.88 - 12.88......      844,625         9.4         10.90        165,250        10.89
         13.33 - 16.00......       20,000         2.9         13.40         19,500        13.33
                                ---------                                ---------
                                2,103,577         7.1          6.08      1,075,452         3.49
                                =========                                =========

     As of December 31, 1996, the outstanding warrants to purchase 3,275,645 common shares were all exercisable. The weighted average remaining contractual term at December 31, 1996 for the 12,300 outstanding warrants exercisable at $.63 per share is 3.2 years, the 24,600 exercisable at $.69 per share is 3.0 years, the 2,285,525 exercisable at $1.50 per share is 3.6 years, the 498,500 exercisable at $3.00 per share is 5.8 years, the 21,500 exercisable at $4.00 per share is 0.2 years, the 350,000 exercisable at $5.50 per share is 9.0 years, the 12,000 exercisable at $7.00 per share is 6.5 years, the 23,220 exercisable at $9.69 per share is 3.0 years, the 6,000 exercisable at $10.00 per share is 3.9 years, and the 42,000 exercisable at $13.33 per share is 4.3 years.

     Pro forma net loss and loss per share reflect compensation cost of $3.6 million and $2.1 million, respectively, for the years ended December 31, 1996 and 1995.

(Thousands of dollars,
except per share amounts)                             1996          1995
-------------------------                             ----          ----
Net loss                     As reported            $(16,015)      $ (9,641)
                             Pro forma              $(19,653)      $(11,728)

Loss per share               As reported            $  (0.83)      $  (0.72)
                             Pro forma              $  (1.01)      $  (0.88)

     The amounts disclosed may not be representative of the effects on reported net loss for future years.

(9)  Income Taxes

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and December 31, 1995 are presented below.

                                                                      December 31,   December  31,
                                                                          1996           1995
                                                                      ------------   -------------
Deferred tax assets:
    Liability to reacquire IL-6m rights and materials.............       $863,000    $  1,147,000
    Gain on sale of Cadus shares .................................           --         1,367,000
    Equity in loss of affiliate ..................................           --           917,000
    Research and development credit carryforward .................      1,883,000       1,757,000
    Compensation relating to the issuance of
     stock options and warrants ..................................      2,740,000       3,038,000
    Net operating loss carryforwards .............................     44,374,000      31,870,000
    Other ........................................................        958,000         540,000
                                                                     ------------    ------------
             Total gross deferred tax assets .....................     50,818,000      40,636,000
             Less valuation allowance ............................    (50,818,000)    (40,636,000)
                                                                     ------------    ------------
             Net deferred tax assets .............................   $       --      $       --
                                                                     ------------    ------------
Deferred tax liabilities:
   Property and equipment, principally due to
      depreciation and amortization...............................   $       --      $       --
                                                                     ------------    ------------
             Total gross deferred tax liabilities ................   $       --      $       --
                                                                     ============    ============
             Net deferred tax asset ..............................   $       --      $       --
                                                                     ============    ============

     For the years ended December 31, 1996 and December 31, 1995, the Company established an aggregate valuation allowance of $50,818,000 and $40,636,000 respectively, to reflect management's belief that significant uncertainty exists regarding the ultimate realization of its deferred tax assets.

     At December 31, 1996, the Company had net operating loss carryforwards for federal income tax purposes of approximately $97,350,000 which expire at various dates from 2000 through 2011. At December 31, 1996 the Company had research credit carryforwards of approximately $1,883,000 which expire at various dates between years 2001 and 2011. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of the Company's net operating loss and research credit carryforwards may be limited if the Company experiences a change in ownership of more than 50% within a three-year period. The Company believes that one or more of such ownership changes may have occurred since 1986. Therefore, the Company may be significantly limited in utilizing its tax net operating loss carryforwards arising before such ownership change(s) to offset future taxable income. Similarly, the Company may be restricted in using its research credit carryforwards arising before such ownership change(s) to offset future federal income tax expense.

(10)  Commitments

Leases

     The Company leases premises under an operating lease, a portion of which expired in 1993 and a portion of which expires in 1999. The Company has extended the 1993 expired portion of the lease through 1997 at 85% of each year's fair market rental value and from 1997 to 1999 at 100% of each year's fair market rental value, for a portion of the premises. The rate for the remaining portion of the premises is $264,000 annually through March 31, 1997 and $285,000 annually through March 31, 1999. The estimated future lease payment schedule below is based on the exercise of the renewal options described above, using a fair market rental value of $10.00 per square foot. Rent expense for leased premises was approximately $508,000, $493,000, and $467,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

     Future minimum lease payments under the capital and operating leases are as follows:

                                                    Capital         Operating
                                                    Leases            Leases
                                                 ------------       ------------
Years ending December 31,
-------------------------
1997 ...................................         $   203,000          $  516,000
1998 ...................................             142,000             513,000
1999 ...................................             141,000             291,000
2000 ...................................              71,000               8,000
2001 ...................................                --                 1,000
Thereafter .............................                --                  --
                                                 -----------          ----------
                                                 $   557,000          $1,329,000
Less interest expense ..................            (203,000)               --
                                                 -----------          ----------
                                                 $   354,000          $1,329,000
                                                 ===========          ==========

Supported Research

     The Company has entered into various research and license agreements with certain universities to supplement the Company's research activities and to obtain for the Company rights to certain technology. The agreements generally require the Company to fund the research and to pay royalties based upon percentages of revenues, if any, on sales of products developed from technology arising under these agreements.

Consulting Agreements

     The Company has consulting agreements with several of its Scientific Advisory Board members and other consultants. These agreements generally are for a term of one year or are terminable at the Company's option.

(11) Supplemental Cash Flow Information and Non-cash Investing and Financing Activities are as Follows:

(In Thousands)                                               1996          1995         1994
                                                             ----          ----         ----
Supplemental Cash Flow Information
  Cash paid during the period for:
     Interest.............................................  $ 817.0       $ 504.0     $ 504.0
                                                            -------       -------     -------
Supplemental Non-cash Investing and Financing Activities
   Finova capital asset and lease obligation additions....    421.0          --           --
   Fair value of Finova warrant...........................    125.0          --           --
   Extinguishment of Oracle Group debt for stock..........  2,500.0          --           --
   Extinguishment of director debt for stock..............    180.0          --           --
   Unrealized loss on securities available for sale.......     49.0          --           --

(12)  Related Party Transactions

     The outstanding balance of total miscellaneous noninterest-bearing cash advances to the President and CEO of the Company on December 31, 1994 totaled approximately $156,000. The officer has provided the Company with a demand promissory note pursuant to which the officer is obligated to repay the debt over a twenty four month period ending April 30, 1997.

     During the year ended December 31, 1995, the Company made additional miscellaneous noninterest-bearing cash advances to the officer totaling $7,000. In addition, the officer repaid $31,000 of the demand promissory note during the year ended December 31, 1995. This brought the outstanding balance of total miscellaneous noninterest-bearing cash advances to the officer of $132,000 at December 31, 1995.

     During the year ended December 31, 1996, the Company made additional miscellaneous noninterest-bearing cash advances to the officer totaling $8,000. In addition, the officer repaid $39,000 of the demand promissory note during the year ended December 31, 1996. This brought the outstanding balance of total miscellaneous non-interest-bearing cash advances to the officer of $101,000 at December 31, 1996.

     In March 1995, two directors (one of whom is an officer) each loaned the Company $20,000 in exchange for short-term notes due sixty days from issuance. As part of the transaction, the directors were each granted 2,460 five-year warrants to purchase Company common stock at $.625 per share, the stock closing price on the date of the promissory note. Each lender could accept payment of principal and interest at 15% in Company shares in lieu of cash, also at $.625 per share. In May 1995, one director accepted payment of $20,493 which included principal and interest at 15%. The second lender accepted principal and interest totaling $15,493 and 8,000 shares of Company common stock at $.625 per share.

     Also in March 1995, a director and a shareholder each loaned the Company $30,000 in exchange for short-term notes due sixty days from issuance. As a part of the transaction, the director and shareholder were each granted 3,690 five-year warrants to purchase Company common stock at $.625 per share, the stock closing price on the date of the promissory note. Each lender could accept payment of principal and interest at 15% in Company shares in lieu of cash, also at $.625 per share. During May 1995, the director accepted payment of 49,184 shares of Company common stock at $.625 per share, while the shareholder accepted $30,740 which included principal and interest at 15%.

     In May 1995, the Company loaned an officer $20,000 in exchange for a demand promissory note. The officer was obligated to repay the debt over a sixteen month period ended September 17, 1996. The loan was paid in full in December 1995.

     In January 1996, the Company paid Concord International Investment Group, LP, approximately $163,000 for services rendered by it to the Company in connection with structuring a contemplated product related financing for C225. Mr. Robert F. Goldhammer, Chairman of the Board of Directors, is a limited partner of Concord International Investment Group, LP.

     In August 1995 and January 1996, the Company paid Delano & Kopperl Financial Advisors, Inc. a total of approximately $69,000 for services rendered by it to the Company in connection with structuring a contemplated product related financing for C225. Paul B. Kopperl, a director of the Company, is President, director, and 25% shareholder of Delano & Kopperl Financial Advisors, Inc.

(13) Fair Value of Financial Instruments

     For the years ended December 31, 1996 and 1995, the following methods and assumptions were used to estimate the fair value of each class of financial instrument:

     Cash and cash equivalents, accounts payable, accrued and other current liabilities:

     The carrying amounts approximate fair value because of the short maturity of those instruments.

Long-term debt and notes payable:

     Discounted cash flow analyses were used to determine the fair value of long-term debt and notes payable because quoted market prices on these instruments were unavailable. The fair value of these instruments approximated the carrying amount.

(14) Summary of Quarterly Results of Operations (Unaudited)

     The following unaudited quarterly financial information includes, in management's opinion, all normal and recurring adjustments necessary to fairly present the Company's results of operations and related information for the periods presented. Net loss per share has been computed using the weighted average shares outstanding during each quarter. Common stock equivalent shares are excluded where the effect of their inclusion would result in decreasing the net loss per share.

                                                                Quarter Ended
                                             ------------------------------------------------
(In thousands, except per share data)         3/31           6/30         9/30        12/31
                                             ---------    ---------     --------     --------
Year ended December 31, 1996
Revenues .................................   $    75       $    75      $    75      $   375
Operating expenses .......................     3,066         3,438        3,714        5,225
                                             -------       -------      -------      -------
Operating loss ...........................    (2,991)       (3,363)      (3,639)      (4,850)
Net interest and other expense(income) ...       154           (61)         (97)         (91)
                                             -------       -------      -------      -------
Loss before extraordinary item ...........    (3,145)       (3,302)      (3,542)      (4,759)
Extraordinary loss on extinguishment
   of debt................................      --           1,267         --           --
                                             -------       -------      -------      -------
Net loss .................................   $(3,145)      $(4,569)     $(3,542)     $(4,759)
                                             =======       =======      =======      =======
Net loss per common share:
Loss before extraordinary item ...........   $ (0.18)      $ (0.17)     $ (0.18)     $ (0.25)
Extraordinary loss on extinguishment
   of debt ...............................      --            0.06         --           --
                                             -------       -------      -------      -------
Net loss per common share ................   $ (0.18)      $ (0.23)     $ (0.18)     $ (0.25)
                                             =======       =======      =======      =======

Year ended December 31, 1995
Revenues .................................   $    75       $    75      $   575      $    75
Operating expenses .......................     2,871         2,745        2,823        4,068
                                             -------       -------      -------      -------
Operating loss ...........................    (2,796)       (2,670)      (2,248)      (3,993)
Net interest and other expense(income) ...       218        (2,837)         267          286
                                             -------       -------      -------      -------
Net income (loss) ........................    (3,014)          167       (2,515)      (4,279)
                                             -------       -------      -------      -------
Net income (loss) per share ..............   $ (0.24)      $  0.01      $ (0.19)     $ (0.29)
                                             =======       =======      =======      =======

(15) Events (Unaudited) Subsequent to the Date of the Independent Auditors'
     Report

     In March 1997, the Company completed a public sale of 3,000,000 shares of Common Stock at a per share price of $7.875. Net proceeds to the Company from the sale totaled approximately $23.2 million after deducting expenses of the offering.

     In March 1997, the Company extended for a two year period the term of an officer's warrant to purchase 397,000 shares of the Company's Common Stock at a per share exercise price equal to $1.50. In connection with this transaction, the Company recognized non-cash compensation expense of approximately $2.2 million.