Form 10-Q
period 1997-03-31
IMCLONE SYSTEMS INC/DE
filed 1997-05-15
CIK 765258

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

      [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from   ___________  to ___________

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

                                 (212) 645-1405
               Registrant's telephone number, including area code

                                 Not Applicable
               Former name, former address and former fiscal year,
                          if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes    X        No
                                    ---           ---
Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  Class                        Outstanding as of May 14, 1997
      -----------------------------            ------------------------------
      Common Stock, par value $.001                  24,075,930 Shares

                          IMCLONE SYSTEMS INCORPORATED

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

   Item 1.    Financial Statements

              Balance Sheets - March 31, 1997 (unaudited)
              and December 31, 1996                                        1

              Unaudited Statements of Operations - Three months
              ended March 31, 1997 and 1996                                2

              Unaudited Statements of Cash Flows - Three months
              ended March 31, 1997 and 1996                                3

              Notes to Financial Statements                                4

   Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations                5

PART II - OTHER INFORMATION

   Item 6.    Exhibits and Reports on Form 8-K                            10

Part 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                          IMCLONE SYSTEMS INCORPORATED

                                 Balance Sheets
                        (in thousands, except share data)

                                                                                   March 31,   December 31,
                               Assets                                                 1997         1996
                                                                                   ---------    ---------
                                                                                  (unaudited)
Current assets:
     Cash and cash equivalents..................................................   $   1,580    $   2,734
     Securities available for sale .............................................      30,788       10,780
     Prepaid expenses ..........................................................         187          122
     Other current assets ......................................................         149          479
                                                                                   ---------    ---------
                            Total current assets ...............................      32,704       14,115
                                                                                   ---------    ---------
Property and equipment:
     Land ......................................................................         340          340
     Building and building improvements ........................................       8,969        8,969
     Leasehold improvements ....................................................       4,832        4,832
     Machinery and equipment ...................................................       5,281        5,159
     Furniture and fixtures ....................................................         536          536
     Construction in progress ..................................................         534          320
                                                                                   ---------    ---------
                            Total cost .........................................      20,492       20,156

       Less accumulated depreciation and amortization ..........................     (10,012)      (9,606)
                                                                                   ---------    ---------
                            Property and equipment, net ........................      10,480       10,550
                                                                                   ---------    ---------
Patent costs, net ..............................................................         976          977
Deferred financing costs, net ..................................................          62           65
Amount due from officer and stockholder ........................................         113          101
Other assets ...................................................................          77           77
                                                                                   ---------    ---------
                                                                                   $  44,412    $  25,885
                                                                                   =========    =========
                                 Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable............................................................   $     869    $   1,059
    Accrued expenses and other .................................................         777        1,366
    Interest payable ...........................................................         342          238
    Current portion of long-term liabilities ...................................       3,732        3,858
                                                                                   ---------    ---------
                            Total current liabilities ..........................       5,720        6,521
                                                                                   ---------    ---------
Long-term debt .................................................................       2,200        2,200
Other long-term liabilities, less current portion ..............................         240          575
                                                                                   ---------    ---------
                            Total liabilities ..................................       8,160        9,296
                                                                                   ---------    ---------
Commitments and contingencies

Stockholders' equity:
    Preferred stock, $1.00 par value; authorized 4,000,000 shares;
         none issued and outstanding ...........................................        --           --
    Common stock, $.001 par value; authorized 30,000,000 shares;
         issued 23,724,122 and 20,248,122 at  March 31, 1997 and
         December 31, 1996, respectively; outstanding 23,690,199 and
         20,233,699 at March 31, 1997 and December 31, 1996, respectively ......          24           20
    Additional paid-in capital .................................................     145,118      118,760
    Accumulated deficit ........................................................    (108,326)    (101,973)
    Treasury stock, at cost; 33,923 and 14,423 shares at March 31, 1997
         and December 31, 1996, respectively ...................................        (342)        (169)
    Common stock subscription receivable .......................................        (150)        --
    Unrealized loss on securities available for sale ...........................         (72)         (49)
                                                                                   ---------    ---------
                            Total stockholders' equity .........................      36,252       16,589
                                                                                   ---------    ---------
                                                                                   $  44,412    $  25,885
                                                                                   =========    =========

                 See accompanying notes to financial statements.

                          IMCLONE SYSTEMS INCORPORATED

                            Statements of Operations
                      (in thousands, except per share data)

                                   (unaudited)

                                                             Three Months Ended
                                                                 March 31,
                                                           ---------------------
                                                             1997         1996
                                                           --------     --------
Revenues:
     License fees from third parties ...................   $   --      $   --
     Research and development funding from third
        parties and other ..............................         75          75
                                                           --------    --------
               Total revenues ......................             75          75
                                                           --------    --------
Operating expenses:
     Research and development ..........................      5,395       2,325
     General and administrative ........................      1,083         741
                                                           --------    --------
               Total operating expenses .............         6,478       3,066
                                                           --------    --------
Operating loss .........................................     (6,403)     (2,991)
                                                           --------    --------
Other (income) expense:
     Interest and other income .........................       (245)       (193)
     Interest and other expense ........................        195         347
                                                           --------    --------
               Net interest and other (income) expense          (50)        154
                                                           --------    --------
Net loss ...............................................   $ (6,353)   $ (3,145)
                                                           ========    ========
Net loss per common share ..............................   $  (0.30)   $  (0.18)
                                                           ========    ========
Weighted average shares outstanding ....................     21,231      17,865
                                                           ========    ========

                 See accompanying notes to financial statements.

                          IMCLONE SYSTEMS INCORPORATED

                            Statements of Cash Flows
                                 (in thousands)

                                   (unaudited)


                                                                                   Three Months Ended
                                                                                       March 31,
                                                                                 ---------------------
                                                                                   1997         1996
                                                                                 --------     --------
Cash flows from operating activities:
   Net loss ..................................................................   $ (6,353)   $ (3,145)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization ..........................................        433         453
      Expense associated with issuance
         of options and warrants ............................................       2,423        --
      Loss on sale of investments ............................................          3        --
      Changes in:
         Prepaid expenses ....................................................        (65)       (140)
         Other current assets ................................................        330         (85)
         Due from officer ....................................................        (12)          7
         Interest payable ....................................................        104         316
         Accounts payable ....................................................       (190)       (439)
         Accrued expenses and other ..........................................       (589)        (71)
                                                                                 --------    --------
                        Net cash used in operating activities ................     (3,916)     (3,104)
                                                                                 --------    --------
Cash flows from investing activities:
      Acquisitions of property and equipment .................................       (336)       (109)
      Purchases of securities available for sale..............................    (30,103)    (18,532)
      Sales of securities available for sale .................................     10,069        --
      Additions to patents ...................................................        (23)         (8)
                                                                                 --------    --------
                        Net cash used in investing activities ................    (20,393)    (18,649)
                                                                                 ========    ========
Cash flows from financing activities:
      Net proceeds from issuance of common stock .............................     23,196      13,567
      Proceeds from exercise of stock options and warrants ...................        593         223
      Purchase of treasury stock..............................................       (173)       --
      Payments of other liabilities ..........................................       (461)        (14)
                                                                                 --------    --------
                        Net cash provided by financing activities ............     23,155      13,776
                                                                                 --------    --------
Net decrease in cash and cash equivalents ....................................     (1,154)     (7,977)

Cash and cash equivalents at beginning of period .............................      2,734      10,207
                                                                                 --------    --------
Cash and cash equivalents at end of period ...................................   $  1,580    $  2,230
                                                                                 ========    ========

                 See accompanying notes to financial statements.

                          IMCLONE SYSTEMS INCORPORATED
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (unaudited)

(1)  Basis of Presentation

     The financial statements of ImClone Systems Incorporated (the "Company") as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 are unaudited. In the opinion of management, these unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission.

     Results for the interim periods are not necessarily indicative of results for the full years.

(2)  Related Party Transactions

     As of March 31, 1997, a promissory note given to the Company by its President and CEO totaled $113,000. The promissory note covers miscellaneous cash advances made to the President and CEO through the date of the issuance of the promissory note in March 1995. The promissory note bears interest at the rate of 8% compounded quarterly, and by its terms was payable in its entirety upon the earlier of on demand by the Company or April 30, 1997. The Company has accepted a new promissory note which replaces the original note (the "new promissory note") in the aggregate amount of $110,000 from the President and CEO, The new promissory note is payable as to $15,000 no later than May 15, 1997 and as to the remainder upon the earlier of on demand by the Company or December 31, 1997 and bears interest at the rate of 5% compounded quarterly. The new promissory note covers the remaining balance of the original note, interest thereon and additional miscellaneous cash advances made since the date of the original note totaling $15,000. As of May 15, 1997 the aggregate amount of the new promissory note, including interest totaled approximately $95,000.

(3)  Net Loss Per Share

     Net loss per share is computed based on the weighted average number of shares outstanding. Common stock equivalents are not included in the computation of average shares outstanding because they are anti-dilutive.

(4)  Reclassification

     Certain amounts previously reported have been reclassified to conform to current year presentation.

(5)  Capital Stock

     In March 1997, the Company completed a public sale of 3,000,000 shares of its common stock, $.001 par value, (the "Common Stock") at a per share price to the public of $7.875. Net proceeds to the Company from the sale totaled approximately $23,196,000 after deducting expenses payable by the Company in connection with the offering and the commission paid by the Company.

     In March 1997, the Company extended for a two year period the term of an officer's warrant to purchase 397,000 shares of the Company's Common Stock at a per share exercise price equal to $1.50. In connection with this transaction, the Company recognized a one-time non-cash compensation expense of approximately $2,233,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis by management is provided to identify certain significant factors which affected the Company's financial position and operating results during the period included in the accompanying financial statements.

Results of Operations

Three Months Ended March 31, 1997 and 1996

Revenues

     Revenues for each of the three-month periods ended March 31, 1997 and 1996 were $75,000 and represented research and development support fees from the Company's corporate partnership with the Wyeth/Lederle Vaccine division of American Home Products Corporation ("American Home") in infectious disease vaccines.

Operating: Research and Development

     Total operating expenses for the three-month periods ended March 31, 1997 and March 31, 1996 were $6,478,000 and $3,066,000, respectively. Research and development expenses for the three-month periods ended March 31, 1997 and March 31, 1996 were $5,395,000 and $2,325,000, respectively. Such amounts for the three-month periods ended March 31, 1997 and March 31, 1996 represented 83% and 76%, respectively, of total operating expenses. The $3,070,000 increase in research and development expenses was primarily attributable to a one-time $2,233,000 non-cash compensation expense recorded in connection with the extension of the term of an officer's warrant to purchase 397,000 shares of the Company's Common Stock. The increase is also attributable to costs associated with additional staffing and expenditures in the functional areas of product development, manufacturing and clinical and regulatory affairs to support the manufacture of C225 for human clinical trials as well as travel-related expenses to pursue strategic partnerships for C225 (and other product candidates). The remaining increase reflects growth in the area of discovery research for future product candidates.

General and Administrative

     General and administrative expenses include administrative personnel costs, costs incurred in connection with pursuing arrangements with corporate partners and technology licensors, and expenses associated with applying for patent protection for the Company's technology and products. Such expenses for the three-month periods ended March 31, 1997 and March 31, 1996 were $1,083,000 and $741,000, respectively, an increase of $342,000 or 46%. The increase in general and administrative expenses primarily reflects (i) $129,000 in non-cash compensation expense recorded in connection with an option grant to an officer and (ii) additional staffing to support the expanding research, clinical, development and manufacturing efforts of the Company, particularly with its lead therapeutic product candidate, C225. The Company expects general and administrative expenses to increase in future periods to support planned increases in research and development.

Interest and Other Income/Expense

     Interest and other income was $245,000 for the three-month period ended March 31, 1997 compared to $193,000 for the three-month period ended March 31, 1996, an increase of $52,000 or 27%. The increase was primarily attributable to the increased interest income earned from higher cash balances in the Company's investment portfolio resulting from the proceeds received from a public stock offering completed in March 1997. Interest and other expense was $195,000 and $347,000 for the three-month periods ended March 31, 1997 and March 31, 1996, respectively, a decrease of $152,000 or 44%. Interest and other expense for both periods primarily includes interest on two outstanding Industrial Development Revenue Bonds with an aggregate principal amount of $4,313,000 and interest recorded on the liability to Pharmacia and UpJohn Inc. ("Pharmacia"), for the reacquisition of the worldwide rights to IL-6m as well as clinical material manufactured and supplied by Pharmacia to the Company. The decrease was primarily attributable to the May 1996 exchange of debt for Company Common Stock with the Oracle Group and a Director. See "Liquidity and Capital Resources" for further discussion of these transactions.

Net Losses

     The Company had net losses of $6,353,000 or $0.30 per share for the three-month period ended March 31, 1997, compared with $3,145,000 or $0.18 per share for the three-month period ended March 31, 1996.


Liquidity and Capital Resources

     The Company's cash and cash equivalents and securities available for sale totaled $29,838,000 at May 14, 1997; on March 31, 1997 such balances totaled $32,368,000. The current balances in the Company's cash and cash equivalents and securities available for sale reflects the proceeds received from the March 1997 public offering of 3,000,000 shares of Common Stock .

     In May 1996, the Company extended its collaboration with Merck KGaA ("Merck") for the development of a therapeutic cancer vaccine, BEC-2, for use in small-cell carcinoma and in malignant melanoma. The collaboration continues a research and license agreement between the two companies signed in December 1990. Under the terms of the modified agreement, the Company could receive up to $11,700,000 in license fees, research and development support and milestone payments in addition to moneys previously received under the original agreement. In return, Merck will receive marketing rights to BEC-2 for all therapeutic indications outside North America. Formerly the rights of Merck were confined to Europe, Australia and New Zealand. Merck will also share in the development costs for the United States and Europe and will pay all development costs in other territories. The Company will be entitled to royalties based upon product sales outside of North America.

     In December 1996, the Company signed an agreement with Finova Technology Finance, Inc. to finance the lease of laboratory and computer-related equipment and make certain building and leasehold improvements to facilities involving payments aggregating approximately $2,500,000. At April 30, 1997, the Company had $2,079,000 available under this agreement.

     In December 1996, the Company entered into a technology cross-licensing agreement with Immunex Corporation ("Immunex") relating to FLT-3/FLK-2 ligand and its receptor. FLT-3 ligand is a hematopoietic growth factor. Under the terms of the agreement, the Company has exclusively licensed the receptor to Immunex for use in the manufacture of the ligand. In return, the Company is entitled to receive an initial payment of $150,000 and a royalty based on the sales of the ligand by Immunex and its sub-licensees. Of the initial $150,000 payment, $75,000 was recorded as license fee revenue for the year ended December 31, 1996 and received in March 1997. The remaining $75,000 is anticipated to be received during the second quarter of 1997. In addition, Immunex has granted the Company a non-exclusive license in the United States and Canada to use its patented FLT-3/FLK-2 ligand, manufactured by Immunex, for ex-vivo stem cell expansion together with an exclusive license to distribute the ligand with its own proprietary products for ex-vivo expansion. Immunex has agreed to seek to obtain the consent of its parent company, American Home, to expand the territory of this license to include the world outside North America.

     In December 1996, the Company and Abbott Laboratories ("Abbott") modified their 1992 diagnostic strategic alliance to provide for an exclusive sublicensing agreement with Chiron Diagnostics ("Chiron") for the Company's patented DNA signal amplification technology, AMPLIPROBE. Under the terms of the agreement, all sales of Chiron branched DNA diagnostic probe technology in countries covered by Company patents will be subject to a royalty to Abbott to be passed through to the Company. The initial royalty payment of approximately $225,000, which covered AMPLIPROBE sales from January 1992 through September 1996, was recorded as revenue for the year ended December 31, 1996. The Company received the initial royalty payment of $225,000 from Abbott in late January 1997. Future royalty revenue will be received quarterly on all Chiron sales of AMPLIPROBE.

     In May 1997, a European patent was issued for the Company's proprietary Repair Chain Reaction ("RCR") DNA probe technology which was licensed to Abbott under the 1992 strategic alliance discussed in the preceding paragraph. The issuance of the patent entitles the Company to receive two milestone payments totaling $1,000,000 and royalty payments on sales in covered European countries for products using the Company's RCR technology.

     In March 1997, the Company completed a public sale of 3,000,000 shares of Common Stock at a per share price to the public of $7.875. Net proceeds to the Company from the sale totaled approximately $23,196,000 after deducting expenses payable by the Company in connection with the offering and the commission paid by the Company.

     The Company has expended and will continue to expend in the future substantial funds to continue the research and development of its products, conduct pre-clinical and clinical trials, establish clinical-scale and commercial-scale manufacturing in its own facilities or in the facilities of others, and market its products. In addition, $2,113,000 and $2,200,000, respectively, in Industrial Development Revenue Bonds issued by the New York Industrial Development Agency ("NYIDA") on behalf of the Company in 1986 and 1990 become due in December 1997 and May 2004, respectively. The Company has granted a security interest in substantially all facility equipment located in its New York City facility to secure the obligations of the Company to the NYIDA relating to the 1986 and 1990 Industrial Development Revenue Bonds.

     In July 1993, the Company entered into a termination agreement with Erbamont, Inc., now a subsidiary of Pharmacia, to acquire the worldwide rights to IL-6m, a blood cell growth factor, which had been licensed to Pharmacia pursuant to a development and licensing agreement. In consideration of the return of rights and the transfer of certain material and information, the Company has paid $1,928,000 and has further obligations to Pharmacia. Such obligations, including those to pay for IL-6 mutein material manufactured and supplied by Pharmacia, totaled $2,400,000 at March 31, 1996. In addition, the Company is required to pay Pharmacia $2,700,000 in royalties on eventual sales of IL-6m, if any. In March, 1996, the Company entered into a Repayment Agreement with Pharmacia (the "Repayment Agreement") pursuant to which it agreed to pay the $2,400,000 over 24 months commencing in March 1996, with interest only payable during the first six months. At April 30, 1997 the remaining obligation to Pharmacia totaled $1,372,000. In connection with the Repayment Agreement, the Company signed a Confession of Judgment, which can be filed by Pharmacia with an appropriate court in the case of default by the Company. Pursuant to a Security Agreement entered into with Pharmacia, the Company pledged its interests in patents related to IL-6m and to heparanase to secure its obligations under the Repayment Agreement.

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

     The Company expects to incur substantial funding requirements for the expansion of operations, including (i) the expansion of the clinical trials of C225 and the related manufacturing program to support these trials and (ii) in an effort to develop new product candidates the expansion of research and development activities including among other things, increased staffing, the acquisition of equipment, and the consumation of new outside research agreements. In addition, the entire $1,504,000 of outstanding debt to Pharmacia is payable ratably throughout the period ending February 1998 and $2,113,000 of the Industrial Development Revenue Bonds issued by the NYIDA becomes due in December 1997. The Company expects that its capital resources, including the ongoing research support of its corporate partners will be sufficient to fund its operations for approximately the next two years. However, the receipt of certain of such ongoing research support is subject to attaining research and development milestones, certain of which have not yet been achieved. These milestones include the successful completion of a pilot manufacturing run relating to the BEC-2 cancer vaccine. No assurance can be given that there will be no change in projected research support (including research and development milestones) or expenses that would lead to the Company's capital being consumed at a faster rate than currently expected. In order to fund its capital needs beyond approximately the next two years, the Company will require significant levels of additional capital and intends to raise the necessary capital through additional equity or debt financings, arrangements with corporate partners or from other sources. There is no assurance that the Company will be successful in consummating any such financings, arrangements with corporate partners or securing other sources.

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

     The Company has outfitted and purchased equipment for a certain property to create a clinical-scale production facility that complies with current Good Manufacturing Practices regulations. To be successful, the Company's products must be manufactured in commercial quantities in compliance with regulatory requirements and at acceptable costs. Although the Company has developed products in the laboratory and in some cases has produced sufficient quantities of materials for pre-clinical animal trials and early stage clinical trials, production in late stage clinical or commercial quantities may create technical challenges for the Company. If it commercializes its products, the Company may adapt this facility for use as its commercial-scale manufacturing facility. However, the Company has limited experience in clinical-scale manufacturing and no experience in commercial-scale manufacturing, and no assurance can be given that the Company will be able to make the transition to late stage clinical or commercial production. The timing and any additional costs of adapting the facility for commercial manufacturing will depend on several factors, including the progress of products through clinical trials, and are not yet determinable.

     Total capital expenditures made during the three months ended March 31, 1997 were $336,000 of which $295,000 related to the refurbishment and equipping of the Company's manufacturing facility in New Jersey and $41,000 reflected equipment and computer-related purchases for the corporate office and research laboratories in New York.

Certain Factors Affecting Forward-Looking Statements--Safe Harbor Statement

     Except for the historical information contained herein, this Management's Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report contain forward-looking statements that involve certain risks and uncertainties. The Company's actual operations, performance and results could differ materially from those reflected in, or anticipated by, these forward-looking statements. In evaluating the Company and its operations, performance and results, investors should consider, among other things, the scientific and business risks and uncertainties of new product development in the biotechnology field, the risk of rapid and significant technological change, the risk of development by one or more competitors of products which compete with the Company's proposed products and the risks and uncertainties discussed in the Company's public filings with the Securities and Exchange Commission (the "Commission"), including the Company's most recent Annual Report on Form 10-K under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Recently Issued Accounting Standards

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 128 (SFAS 128), "Earnings Per Share". SFAS 128 establishes standards for computing and presenting earnings per share. In accordance with the effective date of SFAS 128, the Company will adopt SFAS 128 as of December 31, 1997. This statement is not expected to have a material impact on the Company's financial statements.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               27.1 -  Financial Data Schedule

          (b)  Reports on Form 8-K:

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



                                                 IMCLONE SYSTEMS INCORPORATED
                                                 (Registrant)

Date:  May 14, 1997                         By   /s/ Samuel D. Waksal
                                                 -------------------------------
                                                 Samuel D. Waksal
                                                 President and
                                                    Chief Executive Officer



Date: May 14, 1997                          By   /s/ Carl S. Goldfischer
                                                 -------------------------------
                                                 Carl S. Goldfischer
                                                 Vice President, Finance and
                                                     Chief Financial Officer