Form 10-Q
period 1997-06-30
IMCLONE SYSTEMS INC/DE
filed 1997-08-13
CIK 765258

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

Commission file number 0-19612

                          IMCLONE SYSTEMS INCORPORATED
             (Exact name of registrant as specified in its charter)

            DELAWARE                                       04-2834797
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

    180 VARICK STREET, NEW YORK, NY                            10014
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

                               Yes__X__      No_____

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                                Outstanding as of August 12, 1997
          -----                                ---------------------------------
Common Stock, par value $.001                           24,105,055 Shares

                          IMCLONE SYSTEMS INCORPORATED

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

      Item 1.    Financial Statements

                 Balance Sheets - June 30, 1997 (unaudited)
                 and December 31, 1996                                      1

                 Unaudited Statements of Operations - Three and six
                 months ended June 30, 1997 and 1996                        2

                 Unaudited Statements of Cash Flows - Six
                 months ended June 30, 1997 and 1996                        3

                 Notes to Financial Statements                              4

      Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations              5

PART II - OTHER INFORMATION

      Item 4.    Submission of Matters to a Vote of Security Holders       11

      Item 6.    Exhibits and Reports on Form 8-K                          12

Part 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                          IMCLONE SYSTEMS INCORPORATED
                                 Balance Sheets
                        (in thousands, except share data)


                                                         June 30,   December 31,
                      Assets                               1997         1996
                                                        ----------  ------------
                                                        (unaudited)
Current assets:
  Cash and cash equivalents ........................   $   2,559      $   2,734
  Securities available for sale ....................      28,532         10,780
  Prepaid expenses .................................         450            122
  Other current assets .............................       1,294            479
                                                       ---------      ---------
         Total current assets ......................      32,835         14,115
                                                       ---------      ---------
Property and equipment:
   Land ............................................         340            340
   Building and building improvements ..............       8,969          8,969
   Leasehold improvements ..........................       4,832          4,832
   Machinery and equipment .........................       5,576          5,159
   Furniture and fixtures ..........................         536            536
   Construction in progress ........................         627            320
                                                       ---------      ---------
         Total cost ................................      20,880         20,156
    Less accumulated depreciation and amortization .     (10,418)        (9,606)
                                                       ---------      ---------
         Property and equipment, net ...............      10,462         10,550
                                                       ---------      ---------
Patent costs, net ..................................       1,048            977
Deferred financing costs, net ......................          60             65
Amount due from officer and stockholder ............          90            101
Other assets .......................................          85             77
                                                       ---------      ---------
                                                       $  44,580      $  25,885
                                                       =========      =========
         Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable .................................   $   1,384      $   1,059
  Accrued expenses and other .......................         731          1,366
  Interest payable .................................         191            238
  Deferred revenue .................................         208           --
  Current portion of long-term liabilities .........       3,380          3,858
                                                       ---------      ---------
         Total current liabilities .................       5,894          6,521
                                                       ---------      ---------
Long-term debt .....................................       2,200          2,200
Other long-term liabilities, less current portion ..         435            575
                                                       ---------      ---------
         Total liabilities .........................       8,529          9,296
                                                       ---------      ---------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $1.00 par value;
    authorized 4,000,000 shares;
    none issued and outstanding ....................        --             --
Common stock, $.001 par value;
    authorized 45,000,000 shares;
    issued 24,138,872 and 20,248,122 at
    June 30, 1997 and December 31, 1996,
    respectively; outstanding 24,088,055 and
    20,233,699 at June 30, 1997 and
    December 31, 1996, respectively ................          24             20
Additional paid-in capital .........................     145,912        118,760
Accumulated deficit ................................    (109,364)      (101,973)
Treasury stock, at cost; 50,817 and 14,423 shares
    at June 30, 1997 and December 31, 1996,
    respectively ...................................        (492)          (169)
Unrealized loss on securities available for sale ...         (29)           (49)
                                                       ---------      ---------
         Total stockholders' equity ................      36,051         16,589
                                                       ---------      ---------
                                                       $  44,580      $  25,885
                                                       =========      =========

                 See accompanying notes to financial statements.

                          IMCLONE SYSTEMS INCORPORATED
                            Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                                          Three Months Ended       Six Months Ended
                                                               June 30,                June 30,
                                                         --------------------    --------------------
                                                            1997        1996        1997        1996
                                                         --------    --------    --------    --------
Revenues:
   Product development milestone revenues ............   $  2,500    $   --      $  2,500    $   --
   Research and development funding from third
        parties and other ............................        696          75         771         150
                                                         --------    --------    --------    --------
                 Total revenues ......................      3,196          75       3,271         150
                                                         --------    --------    --------    --------
Operating expenses:
   Research and development ..........................      3,257       2,593       8,652       4,918
   General and administrative ........................      1,272         845       2,355       1,587
                                                         --------    --------    --------    --------
                Total operating expenses .............      4,529       3,438      11,007       6,505
                                                         --------    --------    --------    --------
Operating loss .......................................     (1,333)     (3,363)     (7,736)     (6,355)
                                                         --------    --------    --------    --------
Other (income) expense:
   Interest and other income .........................       (440)       (261)       (685)       (454)
   Interest and other expense ........................        145         200         340         547
                                                         --------    --------    --------    --------
               Net interest and other (income) expense       (295)        (61)       (345)         93
                                                         --------    --------    --------    --------

Net loss before extraordinary item ...................     (1,038)     (3,302)     (7,391)     (6,448)

Extraordinary loss on extinguishment of debt .........       --         1,267        --         1,267
                                                         --------    --------    --------    --------
Net loss .............................................   $ (1,038)   $ (4,569)   $ (7,391)   $ (7,715)
                                                         ========    ========    ========    ========
Net loss per common share:
     Loss before extraordinary loss on
       extinguishment of debt ........................   $  (0.04)   $  (0.17)   $  (0.33)   $  (0.34)

     Extraordinary loss on extinguishment of debt ....       --         (0.06)       --         (0.07)

                                                         --------    --------    --------    --------
               Net loss per common share .............   $  (0.04)   $  (0.23)   $  (0.33)   $  (0.41)
                                                         ========    ========    ========    ========

Weighted average shares outstanding ..................     24,033      19,595      22,702      18,730
                                                         ========    ========    ========    ========


                 See accompanying notes to financial statements.

                          IMCLONE SYSTEMS INCORPORATED
                            Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                               --------------------
                                                                                 1997        1996
                                                                               --------    --------
Cash flows from operating activities:
 Net loss ..................................................................   $ (7,391)   $ (7,715)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Extraordinary loss on extinguishment of debt ............................       --         1,267
   Depreciation and amortization ...........................................        866         910
   Discounted interest amortization ........................................       --           156
   Expense associated with issuance
       of options and warrants .............................................      2,634        --
   Loss on sale of investments .............................................          3        --
   Changes in:
      Prepaid expenses .....................................................       (328)       (145)
      Other current assets .................................................       (815)       (285)
      Due from officer .....................................................         11          13
      Other assets .........................................................         (8)       --
      Interest payable .....................................................        (47)       (111)
      Accounts payable .....................................................        325         (75)
      Accrued expenses and other ...........................................       (635)       (251)
      Deferred revenue .....................................................        208        --
                                                                               --------    --------
             Net cash used in operating activities .........................     (5,177)     (6,236)
                                                                               --------    --------

Cash flows from investing activities:
   Acquisitions of property and equipment ..................................       (436)       (294)
   Purchases of securities available for sale ..............................    (54,777)    (25,635)
   Sales of securities available for sale ..................................     37,042       7,047
   Additions to patents ....................................................       (120)        (44)
                                                                               --------    --------
             Net cash used in investing activities .........................    (18,291)    (18,926)
                                                                               ========    ========

Cash flows from financing activities:
   Net proceeds from issuance of common stock ..............................     23,162      13,560
   Proceeds from exercise of stock options and warrants ....................      1,360       1,831
   Purchase of treasury stock ..............................................       (323)        (19)
   Payments of other liabilities ...........................................       (906)        (29)
                                                                               --------    --------
             Net cash provided by financing activities .....................     23,293      15,343
                                                                               --------    --------


Net decrease in cash and cash equivalents ..................................       (175)     (9,819)

Cash and cash equivalents at beginning of period ...........................      2,734      10,207
                                                                               --------    --------
Cash and cash equivalents at end of period .................................   $  2,559    $    388
                                                                               ========    ========

                 See accompanying notes to financial statements.

                          IMCLONE SYSTEMS INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

(1) Basis of Presentation

     The financial statements of ImClone Systems Incorporated (the "Company") as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996 are unaudited. In the opinion of management, these unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission (the "Commission").

     Results for the interim periods are not necessarily indicative of results for the full years.

(2) Related Party Transactions

     As of June 30, 1997, a promissory note (the "new promissory note") in the original principal amount of $110,000 given to the Company by its President and CEO totaled $90,000. The new promissory note replaces an original promissory note (the "original promissory note") which was due upon the earlier of on demand by the Company or April 30, 1997, bore interest at the rate of 8% compounded quarterly and covered miscellaneous cash advances made to the President and CEO through the date of its issuance in March 1995. The new promissory note was payable as to $15,000 no later than May 15, 1997 and as to the remainder upon the earlier of on demand by the Company or December 31, 1997 and bears interest at the rate of 5% compounded quarterly. The new promissory note covers the remaining balance of the original promissory note, interest thereon and additional miscellaneous cash advances made since the date of the original note totaling $15,000. As of August 12, 1997 the aggregate amount of the new promissory note, including interest totaled approximately $88,000.

(3) Net Loss Per Share

     Net loss per share is computed based on the weighted average number of shares outstanding. Common stock equivalents are not included in the computation of average shares outstanding because they are anti-dilutive.

(4) Reclassification

     Certain amounts previously reported have been reclassified to conform to current year presentation.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis by management is provided to identify certain significant factors which affected the Company's financial position and operating results during the period included in the accompanying financial statements.

Results of Operations

Six Months Ended June 30, 1997 and 1996

Revenues

     Revenues for the six-month periods ended June 30, 1997 and June 30, 1996 were $3,271,000 and $150,000, respectively. Revenues in both periods included research and development support fees of $150,000 from the Company's corporate partnership with the Wyeth/Lederle Vaccine division of American Home Products Corporation ("American Home") in infectious disease vaccines. Revenues for the six-month period ended June 30, 1997 also included milestone revenue of $1,500,000 and contract research support of $417,000 from the Company's research and license agreement with Merck KGaA ("Merck") in cancer vaccines.
Additionally, the six-month period ended June 30, 1997 included milestone revenue of $1,000,000 and royalty fees of $204,000 from the Company's strategic alliance with Abbott Laboratories ("Abbott") in diagnostics.

Operating: Research and Development

     Total operating expenses for the six-month periods ended June 30, 1997 and June 30, 1996 were $11,007,000 and $6,505,000, respectively. Research and development expenses for the six-month periods ended June 30, 1997 and June 30, 1996 were $8,652,000 and $4,918,000, respectively. Such amounts for the six-month periods ended June 30, 1997 and June 30, 1996 represented 79% and 76%, respectively, of total operating expenses. The $3,734,000 increase in research and development expenses for the six-month period ended June 30, 1997 was primarily attributable to a one-time $2,233,000 non-cash compensation expense recorded in connection with the extension of the term of an officer's warrant to purchase 397,000 shares of the Company's common stock, $.001 par value (the "Common Stock"). The increase is also attributable to costs associated with additional staffing, contract manufacturing and testing, and expenditures in the functional areas of product development, manufacturing and clinical and regulatory affairs to support the manufacture of C225 for human clinical trials as well as travel-related expenses to pursue strategic partnerships for C225 (and other product candidates). The remaining increase reflects growth in the area of discovery research for future product candidates.

General and Administrative

     General and administrative expenses include administrative personnel costs, costs incurred in connection with pursuing arrangements with corporate partners and technology licensors, and expenses associated with applying for patent protection for the Company's technology and products. Such expenses for the six-month periods ended June 30, 1997 and June 30, 1996 were $2,355,000 and $1,587,000, respectively, an increase of $768,000 or 48%. The increase in general and administrative expenses primarily reflects (i) $279,000 in non-cash compensation expense recorded in connection with an option grant to an officer and (ii) additional staffing to support the expanding research, clinical, development and manufacturing efforts of the Company, particularly with its lead therapeutic product candidate, C225. The Company expects general and administrative expenses to increase in future periods to support planned increases in research and development.

Interest and Other Income/Expense

     Interest and other income was $685,000 for the six-month period ended June 30, 1997 compared to $454,000 for the six-month period ended June 30, 1996, an increase of $231,000 or 51%. The increase was primarily attributable to the increased interest income earned from higher cash balances in the Company's investment portfolio resulting from the proceeds received from a public stock offering completed in March 1997. Interest and other expense was $340,000 and $547,000 for the six-month periods ended June 30, 1997 and June 30, 1996, respectively, a decrease of $207,000 or 38%. Interest and other expense for both periods primarily included interest on two outstanding Industrial Development Revenue Bonds with an aggregate principal amount of $4,313,000 and interest recorded on the liability to Pharmacia and UpJohn Inc. ("Pharmacia"), for the reacquisition of the worldwide rights to Interleukin - 6 mutein ("IL-6m") as well as clinical material manufactured and supplied by Pharmacia to the Company. The decrease was primarily attributable to the May 1996 exchange of debt for Company Common Stock with the Oracle Group and a Company Director.

Net Losses

     The Company had net losses of $7,391,000 or $0.33 per share for the six-month period ended June 30, 1997, compared with $7,715,000 or $0.41 per share for the six-month period ended June 30, 1996. The decrease in the net loss for the six-month period ended June 30, 1997 was primarily due to the fact that the net loss for the six-month period ended June 30, 1996 included a $1,267,000 or $0.07 per share extraordinary loss on early extinguishment of debt. This extraordinary loss resulted from the issuance of Company Common Stock in lieu of cash repayment of a $2,500,000 loan due the Oracle Group and a $180,000 long-term note owed to a Company Director.

Three Months Ended June 30, 1997 and 1996

Revenues

     Revenues for the three-month periods ended June 30, 1997 and June 30, 1996 were $3,196,000 and $75,000, respectively. Revenues in both periods included research and development support fees of $75,000 from the Company's corporate partnership with American Home in infectious disease vaccines. Revenues for the three-month period ended June 30, 1997 also included milestone revenue of $1,500,000 and contract research support of $417,000 from the Company's research and license agreement with Merck in cancer vaccines. Additionally, the three-month period ended June 30, 1997 included milestone revenue of $1,000,000 and royalty fees of $204,000 from the Company's strategic alliance with Abbott in diagnostics.

Operating: Research and Development

     Total operating  expenses for the  three-month  periods ended June 30, 1997 and June 30, 1996 were $4,529,000 and $3,438,000, respectively. Research and development expenses for the three-month periods ended June 30, 1997 and June 30, 1996 were $3,257,000 and $2,593,000, respectively. Such amounts for the three-month periods ended June 30, 1997 and June 30, 1996 represented 72% and 75%, respectively, of total operating expenses. The $664,000 increase in research and development expenses for the six-month period ended June 30, 1997 was primarily attributable to costs associated with additional staffing, contract manufacturing and testing, and expenditures in the functional areas of product development, manufacturing and clinical and regulatory affairs to support the manufacture of C225 for human clinical trials as well as travel-related expenses to pursue strategic partnerships for C225 (and other product candidates). The remaining increase reflects growth in the area of discovery research for future product candidates.

General and Administrative

     General and administrative expenses include administrative personnel costs, costs incurred in connection with pursuing arrangements with corporate partners and technology licensors, and expenses associated with applying for patent protection for the Company's technology and products. Such expenses for the three-month periods ended June 30, 1997 and June 30, 1996 were $1,272,000 and $845,000, respectively, an increase of $427,000 or 51%. The increase in general and administrative expenses primarily reflects (i) $150,000 in non-cash compensation expense recorded in connection with an option grant to an officer and (ii) additional staffing to support the expanding research, clinical, development and manufacturing efforts of the Company, particularly with its lead therapeutic product candidate, C225. The Company expects general and administrative expenses to increase in future periods to support planned increases in research and development.

Interest and Other Income/Expense

     Interest and other income was $440,000 for the three-month period ended June 30, 1997 compared to $261,000 for the three-month period ended June 30, 1996, an increase of $179,000 or 69%. The increase was primarily attributable to the increased interest income earned from higher cash balances in the Company's investment portfolio resulting from the proceeds received from a public stock offering completed in March 1997. Interest and other expense was $145,000 and $200,000 for the three-month periods ended June 30, 1997 and June 30, 1996, respectively, a decrease of $55,000 or 28%. Interest and other expense for both periods primarily included interest on two outstanding Industrial Development Revenue Bonds with an aggregate principal amount of $4,313,000 and interest recorded on the liability to Pharmacia, for the reacquisition of the worldwide rights to IL-6m as well as clinical material manufactured and supplied by Pharmacia to the Company. The decrease was primarily attributable to the May 1996 exchange of debt for Company Common Stock with the Oracle Group and a Company Director.

Net Losses

     The Company had net losses of $1,038,000 or $0.04 per share for the three-month period ended June 30, 1997, compared with $4,569,000 or $0.23 per share for the three-month period ended June 30, 1996. The decrease in the net loss for the three-month period ended June 30, 1997 was primarily due to the fact that the net loss for the three-month period ended June 30, 1996 included a $1,267,000 or $0.06 per share extraordinary loss on early extinguishment of debt. This extraordinary loss resulted from the issuance of Company Common Stock in lieu of cash repayment of a $2,500,000 loan due the Oracle Group and a $180,000 long-term note owed to a Company Director.

Liquidity and Capital Resources

     The Company's cash and cash equivalents and securities available for sale totaled $28,950,000 at August 12, 1997; on June 30, 1997 such balances totaled $31,091,000. The current balances in the Company's cash and cash equivalents and securities available for sale primarily reflects the proceeds received from the March 1997 public offering of 3,000,000 shares of Common Stock .

     In May 1996, the Company extended its collaboration with Merck for the development of a therapeutic cancer vaccine, BEC-2, for use in small-cell carcinoma and in malignant melanoma. The collaboration continues a research and license agreement between the two companies signed in December 1990. Under the terms of the modified agreement, the Company could receive up to $11,700,000 in license fees, research and development support and milestone payments in addition to moneys previously received under the original agreement. Of such $11,700,000, as of June 30, 1997, the Company earned $1,500,000 in milestone payments, and research and support payments of $417,000 which is the first of eight quarterly research and support payments totalling $4,700,000. In return, Merck will receive marketing rights to BEC-2 for all therapeutic indications outside North America. Formerly the rights of Merck were confined to Europe, Australia and New Zealand. Merck will also share in the development costs for the United States and Europe and will pay all development costs in other territories. The Company will be entitled to royalties based upon product sales outside of North America, if any.

     In December 1996, the Company signed an agreement with Finova Technology Finance, Inc. to finance the lease of laboratory and computer-related equipment and make certain building and leasehold improvements to facilities involving payments aggregating approximately $2,500,000. At July 31, 1997, the Company had $1,799,000 available under this agreement.

     In December 1996, the Company and Abbott modified their 1992 diagnostic strategic alliance to provide for an exclusive sublicensing agreement with Chiron Diagnostics ("Chiron") for the Company's patented DNA signal amplification technology, AMPLIPROBE. Under the terms of the agreement, all sales of Chiron branched DNA diagnostic probe technology in countries covered by Company patents will be subject to a royalty to Abbott to be passed through to the Company. Royalties on all Chiron sales of AMPLIPROBE are paid on a quarterly basis by Abbott and recognized upon receipt by the Company.

     In May 1997, a European patent was issued for the Company's proprietary Repair Chain Reaction ("RCR") DNA probe technology which was licensed to Abbott under the 1992 strategic alliance discussed in the preceding paragraph. The issuance of the patent entitled the Company to receive two milestone payments totaling $1,000,000 and royalty payments on sales in covered European countries for products using the Company's RCR technology. Abbott will be entitled to deduct from royalties otherwise due, 25% of such royalties due for a two-year period and 50% thereafter until a total of $500,000 has been deducted. The $1,000,000 in milestone payments and $75,000 in royalty payments covering 1995 and 1996 were received in June 1997.

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

     In July 1993, the Company entered into a termination agreement with Erbamont, Inc., now a subsidiary of Pharmacia, to acquire the worldwide rights to IL-6m, a blood cell growth factor, which had been licensed to Pharmacia pursuant to a development and licensing agreement. In consideration of the return of rights and the transfer of certain material and information, the Company has paid $1,928,000 and has further obligations to Pharmacia. Such obligations, including those to pay for IL-6m material manufactured and supplied by Pharmacia, totaled $2,400,000 at March 31, 1996. In addition, the Company is required to pay Pharmacia $2,700,000 in royalties on eventual sales of IL-6m, if any. In March, 1996, the Company entered into a Repayment Agreement with Pharmacia (the "Repayment Agreement") pursuant to which it agreed to pay the $2,400,000 over 24 months commencing in March 1996, with interest only payable during the first six months. At August 1, 1997 the remaining obligation to Pharmacia totaled $835,000. In connection with the Repayment Agreement, the Company signed a Confession of Judgment, which can be filed by Pharmacia with an appropriate court in the case of default by the Company. Pursuant to a Security Agreement entered into with Pharmacia, the Company pledged its interests in patents related to IL-6m and to heparanase to secure its obligations under the Repayment Agreement.

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

     The Company expects to incur substantial funding requirements for the expansion of operations, including (i) the expansion of the clinical trials of C225 and the related manufacturing program to support these trials and (ii) in an effort to develop new product candidates the expansion of research and development activities including among other things, increased staffing, the acquisition of equipment, and the consummation of new outside research agreements. In addition, the entire $835,000 of outstanding debt to Pharmacia is payable ratably throughout the period ending February 1998 and $2,113,000 of the Industrial Development Revenue Bonds issued by the NYIDA becomes due in December 1997. The Company expects that its capital resources, including the ongoing research support of its corporate partners will be sufficient to fund its operations for approximately the next two years. However, the receipt of certain of such ongoing research support is subject to attaining research and development milestones, certain of which have not yet been achieved. These milestones include, but are not limited to, receiving regulatory permission for the filing of an Investigational New Drug ("IND") application for the initiation of a small cell lung carcinoma clinical trial and reaching certain enrollment levels for such trial relating to the BEC-2 cancer vaccine. No assurance can be given that there will be no change in projected research support (including research and development milestones) or expenses that would lead to the Company's capital being consumed at a faster rate than currently expected. In order to fund its capital needs beyond approximately the next two years, the Company will require significant levels of additional capital and intends to raise the necessary capital through additional arrangements with corporate partners, equity or debt financings or from other sources. There is no assurance that the Company will be successful in consummating any such arrangements with corporate partners, financings or securing other sources.

         The Company has entered into preliminary discussions with several major pharmaceutical companies concerning the funding of research and development for certain of its products in research. No assurance can be given that the Company will be successful in pursuing any such alternatives. In addition, the Company may seek to enter into a significant strategic partnership with a pharmaceutical company for the development of its lead product candidate, C225. Such a strategic alliance could include an up-front equity investment and technology access fees plus milestone fees and revenue sharing. There can be no assurance that the Company will be successful in achieving such an alliance, nor can the Company predict the amount of funds which might be available to it if it entered into such an alliance or the time at which such funds would be made available.

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

     Total capital expenditures made during the six months ended June 30, 1997 were $724,000 of which $567,000 related to the refurbishment and equipping of the Company's manufacturing facility in New Jersey and $157,000 reflected equipment and computer-related purchases for the corporate office and research laboratories in New York.

Certain Factors Affecting Forward-Looking Statements--Safe Harbor Statement

     Except for the historical information contained herein, this Management's Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report contain forward-looking statements that involve certain risks and uncertainties. The Company's actual operations, performance and results could differ materially from those reflected in, or anticipated by, these forward-looking statements. In evaluating the Company and its operations, performance and results, investors should consider, among other things, the scientific and business risks and uncertainties of new product development in the biotechnology field, the risk of rapid and significant technological change, the risk of development by one or more competitors of products which compete with the Company's proposed products and the risks and uncertainties discussed in the Company's public filings with the Commission, including the Company's most recent Annual Report on Form 10-K under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

     (a) An annual meeting of stockholders was held on June 3, 1997 (the "Annual Meeting").

     (b) The directors elected at the Annual Meeting were Richard Barth, Jean Carvais, Vincent T. DeVita, Jr., Robert F. Goldhammer, David M. Kies, Paul B. Kopperl, William R. Miller, Harlan W. Waksal and Samuel D. Waksal. Such persons are all of the directors of the Company whose term of office as a director continued after the Annual Meeting.

     (c) The matters voted upon at the Annual Meeting and the results of the voting, including broker non-votes where applicable, are set forth below.

     (i) Election of directors


Name                                In Favor       Withheld     Broker Non-Votes
----                                --------       --------     ----------------
Richard Barth                     20,671,171        778,505           N/A
Jean Carvais                      20,671,671        778,005           N/A
Vincent T. DeVita, Jr             20,671,671        778,005           N/A
Robert F. Goldhammer              20,671,671        778,005           N/A
David M. Kies                     20,761,371        778,305           N/A
Paul B. Kopperl                   20,671,571        778,105           N/A
William R. Miller                 20,671,671        778,005           N/A
Harlan W. Waksal                  20,671,571        778,105           N/A
Samuel D. Waksal                  20,671,271        778,405           N/A

     (ii) The stockholders approved a proposal to amend the Company's 1996 Incentive Stock Option Plan (the "1996 ISO Plan"), generally to (i) increase the total number of shares of Common Stock which may be issued pursuant to options which may be granted under the 1996 ISO Plan from 1,500,000 to 3,000,000, which number shall be reduced by the number of shares of Common Stock which have been or may be issued pursuant to options granted under the Company's 1996 Non-Qualified Stock Option Plan (the "1996 Non-Qualified Plan"); and (ii) change certain administration provisions of the 1996 ISO Plan. The stockholders voted 8,737,903 shares in favor, 4,057,048 shares against, 45,245 shares abstained from voting and there were 8,609,480 broker non-votes.

     (iii) The stockholders approved a proposal to amend the Company's 1996 Non-Qualified Stock Option Plan, generally to (i) increase the total number of shares of Common Stock which may be issued pursuant to options which may be granted under the 1996 Non-Qualified Plan from 1,500,000 to 3,000,000, which number shall be reduced by the number of shares of Common Stock which have been or may be issued pursuant to options granted under the 1996 ISO Plan; (ii) change certain administration provisions of the 1996 Non-Qualified Plan and
(iii) clarify those persons eligible to participate in the 1996 Non-Qualified Plan. The stockholders voted 8,975,273 shares in favor, 3,819,798 shares against, 45,125 shares abstained from voting and there were 8,609,480 broker non-votes.

     (iv)  The   stockholders   approved  a  proposal  to  amend  the  Company's
Certificate of Incorporation to increase the total number of shares of Common Stock the Company is authorized to issue from 30,000,000 shares to 45,000,000 shares. The stockholders voted 19,145,871 shares in favor, 915,585 shares against, 33,875 shares abstained from voting and there were 1,354,345 broker non-votes.

     (v) The stockholders ratified the appointment by the Board of Directors of KPMG Peat Marwick LLP as the Company's independent certified public accountants for the fiscal year ending December 31, 1997. The stockholders voted 21,310,356 shares in favor, 112,160 shares against, and 27,160 shares abstained from voting. Broker non-votes were not applicable.

Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

        Exhibit No.                        Description
        -----------                        -----------
            3.1         Certificate of Incorporation and all amendments thereto
           27.1         Financial Data Schedule
           99.1         1996 Incentive Stock Option Plan, as amended
           99.3         1996 Non-Qualified Stock Option Plan, as amended

     (b) Reports on Form 8-K:

        Date of Report                     Items Reported
        --------------                     --------------
         April 14, 1997                        Item 5
         June 3, 1997                          Item 5

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    IMCLONE SYSTEMS INCORPORATED
                                                    (Registrant)

Date:  August 13, 1997                           By  /s/ Samuel D. Waksal
                                                     ---------------------------
                                                     Samuel D. Waksal
                                                     President and Chief
                                                     Executive Officer

Date: August 13, 1997                            By  /s/ Carl S. Goldfischer
                                                     ---------------------------
                                                     Carl S. Goldfischer
                                                     Vice President , Finance
                                                     and Chief Financial Officer