Form 10-Q
period 1997-09-30
IMCLONE SYSTEMS INC/DE
filed 1997-11-14
CIK 765258

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1997

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ________ to ________

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

                                Yes [X]   No [ ]

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                             Outstanding as of November 12, 1997
-----------------------------                -----------------------------------
Common Stock, par value $.001                         24,201,830 Shares

                          IMCLONE SYSTEMS INCORPORATED

                                      INDEX

                                                                        Page No.
                                                                        --------
         PART I - FINANCIAL INFORMATION

                  Item 1. Financial Statements

                          Balance Sheets - September 30, 1997 (unaudited)
                          and December 31, 1996                              1

                          Unaudited Statements of Operations - Three and
                          nine months ended September 30, 1997 and 1996      2

                          Unaudited Statements of Cash Flows - Nine
                          months ended September 30, 1997 and 1996           3

                          Notes to Financial Statements                      4

                  Item 2. Management's Discussion and Analysis of
                          Financial Condition and Results of Operations      5

         PART II - OTHER INFORMATION

                  Item 6. Exhibits and Reports on Form 8-K                   11

Part 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                          IMCLONE SYSTEMS INCORPORATED

                                 Balance Sheets
                        (in thousands, except share data)


                                                      September 30, December 31,
                        Assets                             1997         1996
                                                      ------------  -----------
                                                       (unaudited)
Current assets:
  Cash and cash equivalents ........................     $   1,775    $   2,734
  Securities available for sale ....................        24,506       10,780
  Prepaid expenses .................................           337          122
  Other current assets .............................         1,799          479
                                                         ---------    ---------
                Total current assets ...............        28,417       14,115
                                                         ---------    ---------
Property and equipment:
  Land .............................................           340          340
  Building and building improvements ...............         8,969        8,969
  Leasehold improvements ...........................         4,832        4,832
  Machinery and equipment ..........................         5,960        5,159
  Furniture and fixtures ...........................           536          536
  Construction in progress .........................         1,117          320
                                                         ---------    ---------

                Total cost .........................        21,754       20,156

  Less accumulated depreciation and amortization ...       (10,812)      (9,606)
                                                         ---------    ---------
                Property and equipment, net ........        10,942       10,550
                                                         ---------    ---------

Patent costs, net ..................................         1,084          977
Deferred financing costs, net ......................            58           65
Amount due from officer and stockholder ............            82          101
Other assets .......................................            85           77
                                                         ---------    ---------
                                                         $  40,668    $  25,885
                                                         =========    =========
      Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable .................................     $   1,253    $   1,059
  Accrued expenses and other .......................           617        1,366
  Interest payable .................................           277          238
  Current portion of long-term liabilities .........         2,967        3,858
                                                         ---------    ---------
                 Total current liabilities .........         5,114        6,521
                                                         ---------    ---------

Long-term debt .....................................         2,200        2,200
Other long-term liabilities, less current portion ..           412          575
                                                         ---------    ---------
                 Total liabilities .................         7,726        9,296
                                                         ---------    ---------

Commitments and contingencies

Stockholders' equity :
  Preferred stock, $1.00 par value;
   authorized 4,000,000 shares;
    none issued and outstanding ....................          --           --
  Common stock, $.001 par value;
   authorized 45,000,000 shares;
    issued 24,236,772 and 20,248,122 at
    September 30, 1997 and December 31, 1996,
    respectively; outstanding 24,185,955 and
    20,233,699 at September 30, 1997 and
    December 31, 1996, respectively ................            24           20
Additional paid-in capital .........................       146,118      118,760
Accumulated deficit ................................      (112,698)    (101,973)
Treasury stock, at cost; 50,817 and 14,423
    shares at September 30, 1997
    and December 31, 1996, respectively ............          (492)        (169)
Unrealized loss on securities
    available for sale .............................           (10)         (49)
                                                        ----------   ----------
                Total stockholders' equity .........        32,942       16,589
                                                        ----------   ----------
                                                        $   40,668   $   25,885
                                                        ==========   ==========

                 See accompanying notes to financial statements.

                          IMCLONE SYSTEMS INCORPORATED

                            Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                                                            Three Months Ended                 Nine Months Ended
                                                                               September 30,                     September 30,
                                                                        -------------------------         -------------------------
                                                                          1997             1996              1997            1996
                                                                        --------         --------         --------         --------
Revenues:
  Product development milestone revenues .......................        $   --           $   --           $  2,500         $   --
  Research and development funding from third
       parties and other .......................................             742               75            1,513              225
                                                                        --------         --------         --------         --------
               Total revenues ..................................             742               75            4,013              225
                                                                        --------         --------         --------         --------
Operating expenses:
     Research and development ..................................           3,320            2,683           11,972            7,601
     General and administrative ................................           1,039            1,031            3,394            2,618
                                                                        --------         --------         --------         --------
               Total operating expenses ........................           4,359            3,714           15,366           10,219
                                                                        --------         --------         --------         --------
Operating loss .................................................          (3,617)          (3,639)         (11,353)          (9,994)
                                                                        --------         --------         --------         --------
Other (income) expense:
     Interest and other income .................................            (414)            (241)          (1,099)            (695)
     Interest and other expense ................................             131              144              471              691
                                                                        --------         --------         --------         --------
                Net interest and other income ..................            (283)             (97)            (628)              (4)
                                                                        --------         --------         --------         --------
Net loss before extraordinary item .............................          (3,334)          (3,542)         (10,725)          (9,990)

Extraordinary loss on extinguishment of debt ...................            --               --               --              1,267
                                                                        --------         --------         --------         --------
Net loss .......................................................        $ (3,334)        $ (3,542)        $(10,725)        $(11,257)
                                                                        ========         ========         ========         ========
Net loss per common share:
  Loss before extraordinary loss on
   extinguishment of debt ......................................        $  (0.14)        $  (0.18)        $  (0.46)        $  (0.52)

  Extraordinary loss on extinguishment of debt .................            --               --               --               0.07
                                                                        --------         --------         --------         --------
                Net loss per common share ......................        $  (0.14)        $  (0.18)        $  (0.46)        $  (0.59)
                                                                        ========         ========         ========         ========
Weighted average shares outstanding ............................          24,123           19,925           23,193           19,131
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

                          IMCLONE SYSTEMS INCORPORATED

                            Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                             Nine Months Ended
                                                                September 30,
                                                           ---------------------
                                                              1997       1996
                                                           ---------   ---------
Cash flows from operating activities:
  Net loss ..............................................  $(10,725)   $(11,257)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
   Extraordinary loss on extinguishment of debt .........      --         1,267
   Depreciation and amortization ........................     1,286       1,348
   Discounted interest amortization .....................      --           156
   Expense associated with issuance
     of options and warrants ............................     2,681        --
   Loss on sale of investments ..........................         2        --
   Changes in:
     Prepaid expenses ...................................      (215)        (54)
     Other current assets ...............................    (1,320)       (273)
     Due from officer ...................................        19          17
     Other assets .......................................        (8)       --
     Interest payable ...................................        39          17
     Accounts payable ...................................       194        (595)
     Accrued expenses and other .........................      (749)       (161)
                                                           --------    --------
         Net cash used in operating activities ..........    (8,796)     (9,535)
                                                           --------    --------


Cash flows from investing activities:
     Acquisitions of property and equipment .............    (1,570)       (450)
     Proceeds from sale of equipment ....................       280        --
     Purchases of securities available for sale .........   (61,318)    (27,628)
     Sales of securities available for sale .............    47,629      13,987
     Additions to patents ...............................      (180)       (104)
                                                           --------    --------
         Net cash used in investing activities ..........   (15,159)    (14,195)
                                                           --------    --------

Cash flows from financing activities:
     Net proceeds from issuance of common stock .........    23,154      13,560
     Proceeds from exercise of stock options and warrants     1,526       1,991
     Purchase of treasury stock .........................      (323)        (19)
     Payments of other liabilities ......................    (1,361)       (209)
                                                           --------    --------
         Net cash provided by financing activities ......    22,996      15,323
                                                           --------    --------


Net decrease in cash and cash equivalents ...............      (959)     (8,407)

Cash and cash equivalents at beginning of period ........     2,734      10,207
                                                           ========    ========
Cash and cash equivalents at end of period ..............  $  1,775    $  1,800
                                                           ========    ========


                See accompanying notes to financial statements.

                          IMCLONE SYSTEMS INCORPORATED
                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)

(1)  Basis of Presentation

         The financial statements of ImClone Systems Incorporated ("ImClone" or the "Company") as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996 are unaudited. In the opinion of management, these unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission (the "Commission").

         Results for the interim periods are not necessarily indicative of results for the full years.

(2) Related Party Transactions

         As of September 30, 1997, a promissory note (the "new promissory note") in the original principal amount of $110,000 given to the Company by its President and CEO totaled $82,000. The new promissory note replaces an original promissory note (the "original promissory note") which was due upon the earlier of on demand by the Company or April 30, 1997, bore interest at the rate of 8% compounded quarterly and covered miscellaneous cash advances made to the President and CEO through the date of its issuance in March 1995. The new promissory note was payable as to $15,000 no later than May 15, 1997 and as to the remainder upon the earlier of on demand by the Company or December 31, 1997 and bears interest at the rate of 5% compounded quarterly. The new promissory note covers the remaining balance of the original promissory note, interest thereon and additional miscellaneous cash advances made since the date of the original promissory note totaling $15,000. As of November 12, 1997 the aggregate amount of the new promissory note, including interest totaled approximately $79,000.

(3)  Net Loss Per Share

         Net loss per share is computed based on the weighted average number of shares outstanding. Common stock equivalents are not included in the computation of average shares outstanding because they are anti-dilutive.

(4)  Reclassification

         Certain amounts previously reported have been reclassified to conform to current year presentation.

(5)  Subsequent Event

         In October 1997, the Company entered into a Collaborative Research and License Agreement with CombiChem, Inc. ("CombiChem"), a private company, to discover and develop novel small molecules against selected targets for the treatment of cancer. The companies will utilize CombiChem's Discovery Engine(TM) and Universal Informer Library(TM) to generate small molecules for screening in ImClone's assays for identification of lead candidates. ImClone will provide CombiChem with research funding for two years, milestone payments and royalties on marketed products, if any. ImClone will have exclusive worldwide rights to develop and market products resulting from the collaboration, if any.
Concurrently with the execution of the Collaborative Research and License Agreement, the Company entered into a Stock Purchase Agreement pursuant to which the Company purchased 1,000,000 shares of the common stock of CombiChem for aggregate consideration of $2,000,000. This purchase will be recorded by the Company at the lower of cost or net realizable value. Subsequent to the purchase of these shares of common stock, CombiChem effected a 4 for 1 reverse split of its common stock.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis by management is provided to identify certain significant factors which affected the Company's financial position and operating results during the period included in the accompanying financial statements.

Results of Operations

Nine Months Ended September 30, 1997 and 1996

Revenues

         Revenues for the nine-month periods ended September 30, 1997 and September 30, 1996 were $4,013,000 and $225,000, respectively. Revenues in both periods included research and development support fees of $225,000 from the Company's corporate partnership with the Wyeth/Lederle Vaccine division of American Home Products Corporation ("American Home") in infectious disease vaccines. Revenues for the nine-month period ended September 30, 1997 also included milestone revenue of $1,500,000 and contract research support of $1,042,000 from the Company's research and license agreement with Merck KGaA ("Merck") in cancer vaccines. Additionally, the nine-month period ended September 30, 1997 included milestone revenue of $1,000,000 and royalty fees of $246,000 from the Company's strategic alliance with Abbott Laboratories ("Abbott") in diagnostics.

Operating: Research and Development

         Total operating expenses for the nine-month periods ended September 30, 1997 and September 30, 1996 were $15,366,000 and $10,219,000, respectively.
Research and development expenses for the nine-month periods ended September 30, 1997 and September 30, 1996 were $11,972,000 and $7,601,000, respectively. Such amounts for the nine-month periods ended September 30, 1997 and September 30, 1996 represented 78% and 74%, respectively, of total operating expenses. The $4,371,000 or 58% increase in research and development expenses for the nine-month period ended September 30, 1997 was primarily attributable to a one-time $2,233,000 non-cash compensation expense recorded in connection with the extension of the term of an officer's warrant to purchase 397,000 shares of the Company's common stock, $.001 par value (the "Common Stock"). The increase is also attributable to costs associated with additional staffing, contract manufacturing and testing, and expenditures in the functional areas of product development, manufacturing and clinical and regulatory affairs to support its lead therapeutic product candidate, C225 for human clinical trials as well as travel-related expenses to pursue strategic partnerships for C225 (and other product candidates). The remaining increase reflects growth in the area of discovery research for future product candidates.

General and Administrative

         General and administrative expenses include administrative personnel costs, costs incurred in connection with pursuing arrangements with corporate partners and technology licensors, and expenses associated with applying for patent protection for the Company's technology and products. Such expenses for the nine-month periods ended September 30, 1997 and September 30, 1996 were $3,394,000 and $2,618,000, respectively, an increase of $776,000 or 30%. The increase in general and administrative expenses primarily reflects (i) $279,000 in non-cash compensation expense recorded in connection with an option grant to an officer of the Company and (ii) additional support staffing for the expanding research, clinical, development and manufacturing efforts of the Company, particularly with C225. The Company expects general and administrative expenses to increase in future periods to support planned increases in research and development.

Interest and Other Income/Expense

         Interest and other income was $1,099,000 for the nine-month period ended September 30, 1997 compared to $695,000 for the nine-month period ended September 30, 1996, an increase of $404,000 or 58%. The increase was primarily attributable to the increased interest income earned from higher cash balances in the Company's investment portfolio resulting from the proceeds received from a public stock offering completed in March 1997. Interest and other expense was $471,000 and $691,000 for the nine-month periods ended September 30, 1997 and September 30, 1996, respectively, a decrease of $220,000 or 32%. Interest and other expense for both periods primarily included interest on two outstanding Industrial Development Revenue Bonds with an aggregate principal amount of $4,313,000 and interest recorded on the liability to Pharmacia and UpJohn Inc. ("Pharmacia"), for the reacquisition of the worldwide rights to Interleukin-6 mutein ("IL-6m") as well as clinical material manufactured and supplied by Pharmacia to the Company. The decrease was primarily attributable to the May 1996 exchange of debt for Company Common Stock with the Oracle Group and a Company Director.

Net Losses

         The Company had net losses of $10,725,000 or $0.46 per share for the nine-month period ended September 30, 1997, compared with $11,257,000 or $0.59 per share for the nine-month period ended September 30, 1996. The decrease in the net loss for the nine-month period ended September 30, 1997 is due primarily to the fact that the net loss for the nine-month period ended September 30, 1996 included a $1,267,000 or $0.07 per share extraordinary loss on early extinguishment of debt. This extraordinary loss resulted from the issuance of Common Stock in lieu of cash repayment of a $2,500,000 loan due the Oracle Group and a $180,000 long-term note owed to a Company Director. The decrease in net loss per share is due primarily to the increased number of shares of Common Stock outstanding as a result of the March 1997 public offering.


Three Months Ended September 30, 1997 and 1996

Revenues

         Revenues for the three-month periods ended September 30, 1997 and September 30, 1996 were $742,000 and $75,000, respectively. Revenues in both periods included research and development support fees of $75,000 from the Company's corporate partnership with American Home in infectious disease vaccines. Revenues for the three-month period ended September 30, 1997 also included contract research support of $625,000 from the Company's research and license agreement with Merck in cancer vaccines. Additionally, the three-month period ended September 30, 1997 included royalty fees of $42,000 from the Company's strategic alliance with Abbott in diagnostics.

Operating: Research and Development

         Total operating expenses for the three-month periods ended September 30, 1997 and September 30, 1996 were $4,359,000 and $3,714,000, respectively.
Research and development expenses for the three-month periods ended September 30, 1997 and September 30, 1996 were $3,320,000 and $2,683,000, respectively.
Such amounts for the three-month periods ended September 30, 1997 and September 30, 1996 represented 76% and 72%, respectively, of total operating expenses. The $637,000 or 24% increase in research and development expenses for the three-month period ended September 30, 1997 was primarily attributable to costs associated with additional staffing, contract manufacturing and testing, and expenditures in the functional areas of product development, manufacturing and clinical and regulatory affairs to support C225 for human clinical trials as well as travel-related expenses to pursue strategic partnerships for C225 (and other product candidates). The remaining increase reflects growth in the area of discovery research for future product candidates.

General and Administrative

         General and administrative expenses include administrative personnel costs, costs incurred in connection with pursuing arrangements with corporate partners and technology licensors, and expenses associated with applying for patent protection for the Company's technology and products. Such expenses for the three-month periods ended September 30, 1997 and September 30, 1996 were $1,039,000 and $1,031,000, respectively. The Company expects general and administrative expenses to increase in future periods to support planned increases in research and development.

Interest and Other Income/Expense

         Interest and other income was $414,000 for the three-month period ended September 30, 1997 compared to $241,000 for the three-month period ended September 30, 1996, an increase of $173,000 or 72%. The increase was primarily attributable to the increased interest income earned from higher cash balances in the Company's investment portfolio resulting from the proceeds received from a public stock offering completed in March 1997. Interest and other expense for the three-month period ended September 30, 1997 remained relatively constant at $131,000 compared to $144,000 for the three-month period ended September 30, 1996. Interest and other expense for both periods primarily included interest on two outstanding Industrial Development Revenue Bonds with an aggregate principal amount of $4,313,000 and interest recorded on the liability to Pharmacia, for the reacquisition of the worldwide rights to IL-6m as well as clinical material manufactured and supplied by Pharmacia to the Company.

Net Losses

         The Company had net losses of $3,334,000 or $0.14 per share for the three-month period ended September 30, 1997, compared with $3,542,000 or $0.18 per share for the three-month period ended September 30, 1996. The decrease in the net loss for the three-month period ended September 30, 1997 is due primarily to the increase in contract research support revenue received by the Company, offset in part by the increase in research and development expenses. The decrease in the net loss per share is due primarily to the increased number of shares of Common Stock outstanding as a result of the March 1997 public stock offering.


Liquidity and Capital Resources

         The Company's cash and cash equivalents and securities available for sale totaled $22,731,000 at November 12, 1997; on September 30, 1997 such balances totaled $26,281,000.

         In May 1996, the Company extended its collaboration with Merck for the development of a therapeutic cancer vaccine, BEC2, for use in small-cell carcinoma and in malignant melanoma. The collaboration continues a research and license agreement between the two companies signed in December 1990. Under the terms of the modified agreement, the Company could receive up to $11,700,000 in license fees, research and development support and milestone payments in addition to moneys previously received under the original agreement. Of such $11,700,000, as of September 30, 1997, the Company had earned $1,500,000 in milestone payments, and research and support payments of $1,042,000 which represents the first two of eight quarterly research and support payments totaling $4,700,000. In return, Merck will receive marketing rights to BEC2 for all therapeutic indications outside North America. Formerly the rights of Merck were confined to Europe, Australia and New Zealand. Merck will also share in the development costs for the United States and Europe and will pay all development costs in other territories. The Company will be entitled to royalties based upon product sales outside of North America, if any.

         In December 1996, the Company signed an agreement with Finova Technology Finance, Inc. to finance the lease of laboratory and computer-related equipment and make certain building and leasehold improvements to facilities involving payments aggregating approximately $2,500,000. At October 31, 1997, the Company had $1,258,000 available under this agreement.

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

         In May 1997, a European patent was issued for the Company's proprietary Repair Chain Reaction ("RCR") DNA probe technology which was licensed to Abbott under the 1992 strategic alliance discussed in the preceding paragraph. The issuance of the patent entitled the Company to receive two milestone payments totaling $1,000,000 and royalty payments on sales in covered European countries for products using the Company's RCR technology. Abbott will be entitled to deduct from royalties otherwise due, 25% of such royalties due for a two-year period and 50% thereafter until a total of $500,000 has been deducted. In June 1997 the Company received $1,000,000 in milestone payments and as of September 30, 1997 had received a total of $117,000 in royalty fees.

         The Company has expended and will continue to expend in the future substantial funds to continue the research and development of its products, conduct pre-clinical and clinical trials, establish clinical-scale and commercial-scale manufacturing in its own facilities or in the facilities of others, and market its products.

         In October 1997, the Company entered into a Collaborative Research and License Agreement with CombiChem, a private company, to discover and develop novel small molecules against selected targets for the treatment of cancer. The companies will utilize CombiChem's Discovery Engine and Universal Informer Library to generate small molecules for screening in ImClone's assays for identification of lead candidates. ImClone will provide CombiChem with research funding for two years, milestone payments and royalties on marketed products, if any. ImClone will have exclusive worldwide rights to develop and market products resulting from the collaboration, if any. Concurrently with the execution of the Collaborative Research and License Agreement, the Company entered into a Stock Purchase Agreement pursuant to which the Company purchased 1,000,000 shares of the common stock of CombiChem for aggregate consideration of $2,000,000. This purchase will be recorded by the Company at the lower of cost or net realizable value. Subsequent to the purchase of these shares of common stock, CombiChem effected a 4 for 1 reverse split of its common stock.

         In July 1993, the Company entered into a termination agreement with Erbamont, Inc., now a subsidiary of Pharmacia, to acquire the worldwide rights to IL-6m, a blood cell growth factor, which had been licensed to Pharmacia pursuant to a development and licensing agreement. At March 31, 1996, the Company's remaining obligations in connection with the return of such rights and certain obligations to pay for IL-6m material manufactured and supplied by Pharmacia, totaled $2,400,000. In addition, the Company is required to pay Pharmacia $2,700,000 in royalties on eventual sales of IL-6m, if any. In March 1996, the Company entered into a Repayment Agreement with Pharmacia (the "Repayment Agreement") pursuant to which it agreed to pay the $2,400,000 over 24 months commencing in March 1996, with only interest payable during the first six months. At November 4, 1997 the remaining obligation to Pharmacia totaled $428,000, including interest. In connection with the Repayment Agreement, the Company signed a Confession of Judgment, which can be filed by Pharmacia with an appropriate court in the case of default by the Company. Pursuant to a Security Agreement entered into with Pharmacia, the Company pledged its interests in patents related to IL-6m and to heparanase to secure its obligations under the Repayment Agreement.

         The Company's future working capital and capital requirements will depend upon numerous factors, including, but not limited to, the progress of the Company's research and development programs, pre-clinical testing and clinical trials, the Company's corporate partners fulfilling their obligations to the Company, the timing and cost of seeking regulatory approvals, the level of resources that the Company devotes to the development of manufacturing, marketing and sales capabilities, technological advances, the status of competitors and the ability of the Company to maintain existing and establish new collaborative arrangements with other companies to provide funding to the Company to support these activities.

         The Company expects to incur substantial funding requirements for the expansion of operations, including (i) the expansion of the clinical trials of C225 and the related manufacturing program to support these trials and (ii) in an effort to develop new product candidates, the expansion of research and development activities including among other things, increased staffing, the acquisition of equipment, and the consummation of new outside research agreements. In addition, the entire $428,000 of outstanding debt to Pharmacia is payable ratably throughout the period ending February 1998, and $2,113,000 of the Industrial Development Revenue Bonds (the "1986 Bonds") issued by the New
York Industrial Development Agency ("NYIDA") becomes due in December 1997. The Company is currently negotiating the possible extension of the due date for the 1986 Bonds for an additional one year period. Additionally, $2,200,000 of the Industrial Development Bonds issued by NYIDA in 1990 scheduled to become due in 2004 shall become due upon the termination of the lease (the "Lease") for the Company's New York facility. The Lease is scheduled to expire in March 1999 and the Company is currently in discussions regarding its extension and considering other alternatives. Assuming the extension of the Lease, the Company expects that its capital resources, including the ongoing research support of its corporate partners will be sufficient to fund its operations for approximately the next eighteen months. However, the receipt of certain of such ongoing research support is subject to attaining research and development milestones, certain of which have not yet been achieved. No assurance can be given that there will be no change in projected research support (including research and development milestones) or expenses that would lead to the Company's capital being consumed at a faster rate than currently expected, or that the 1986 Bonds or the Lease will be extended. Upon exhaustion of its capital resources, the Company will require significant levels of additional capital and intends to raise the necessary capital through additional arrangements with corporate partners, equity or debt financings or from other sources. There is no assurance that the Company will be successful in consummating any such arrangements.

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

         The Company has outfitted and purchased equipment for its Somerville, New Jersey facility to create a clinical-scale production facility that complies with current Good Manufacturing Practices regulations. To be successful, the Company's products must be manufactured in commercial quantities in compliance with regulatory requirements and at acceptable costs. Although the Company has developed products in the laboratory and in some cases has produced sufficient quantities of materials for pre-clinical animal trials and early stage clinical trials, production in late stage clinical or commercial quantities may create technical challenges for the Company. If it commercializes its products, the Company may adapt this facility for use as its commercial-scale manufacturing facility. However, the Company has limited experience in clinical-scale manufacturing and no experience in commercial-scale manufacturing, and no assurance can be given that the Company will be able to make the transition to late stage clinical or commercial production. The timing and any additional costs of adapting the facility for commercial manufacturing will depend on several factors, including the progress of products through clinical trials, and are not yet determinable.

         Total capital expenditures made during the nine months ended September 30, 1997 were $1,598,000, of which $1,182,000 related to the expansion of the production capacity and pilot plant capability of the Company's manufacturing facility in New Jersey and $416,000 reflected equipment and computer-related purchases for the corporate office and research laboratories in New York.

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

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

          (a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

               Exhibit No.               Description
               -----------               -----------
                 10.76*                  Collaborative Research and License
                                         Agreement between the Company and
                                         CombiChem, Inc. dated October 10 1997.

                 27.1                    Financial Data Schedule

          (b)  Reports on Form 8-K:

               None.

* This Exhibit is incorporated herein by reference to Exhibit 10.22 of Amendment No. 1 to the CombiChem, Inc. Registration Statement on Form S-1 (File No. 333-37981). Certain confidential portions of this Exhibit are omitted by redacting a portion of the text (the "Mark"). It has been filed separately with the Secretary of the Commission without the Mark pursuant to an Application Requesting Confidential Treatment.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        IMCLONE SYSTEMS INCORPORATED
                                        (Registrant)

Date:  November 13, 1997                By /s/ Samuel D. Waksal
                                           --------------------------
                                           Samuel D. Waksal
                                           President and Chief Executive Officer

Date:  November 13, 1997                By /s/ Carl S. Goldfischer
                                           --------------------------
                                           Carl S. Goldfischer
                                           Vice President , Finance and
                                           Chief Financial Officer