Form 10-Q/A
period 1997-09-30
IMCLONE SYSTEMS INC/DE
filed 1998-02-12
CIK 765258

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-Q/A1

      [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1997

      [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ____________ to ___________

Commission file number  0-19612


                          IMCLONE SYSTEMS INCORPORATED
             (Exact name of registrant as specified in its charter)

             DELAWARE                                       04-2834797
 (State or other jurisdiction of              (IRS Employer Identification No.)
  incorporation or organization)

       180 VARICK STREET, NEW YORK, NY                         10014
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

                              Yes __X__     No __

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  Class                     Outstanding as of November 12, 1997
      Common Stock, par value $.001                  24,201,830 Shares

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

          (a) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

                   Exhibit No.     Description
                   -----------     -----------

                    10.76* Collaborative Research and License Agreement between the Company and CombiChem, Inc. dated October 10 1997.

                    27.1           Financial Data Schedule

          (b)  Reports on Form 8-K:

               None.

* Certain confidential portions of this Exhibit are omitted by redacting a portion of the text (the "Mark"). It has been filed separately with the Secretary of the Commission without the Mark pursuant to an Application Requesting Confidential Treatment.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              IMCLONE SYSTEMS INCORPORATED
                                              (Registrant)


Date: February 11, 1998                    By /s/ Carl S. Goldfischer
                                              ----------------------------------
                                              Carl S. Goldfischer
                                              Vice President , Finance and Chief
                                              Financial Officer