Form 10-K
period 1997-12-31
IMCLONE SYSTEMS INC/DE
filed 1998-03-31
CIK 765258

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 (212) 645-1405
              (Regristrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities  registered  pursuant to Section 12(g) of the Act: Common Stock,  par value $.001

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]        No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 27, 1998 was $178,172,328.

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

               Class                         Outstanding as of March  27, 1998
   -----------------------------             ---------------------------------
   Common Stock, par value $.001                         24,327,685

      Documents Incorporated by Reference: The registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 27, 1998 to be filed with the Commission not later than 120 days after the close of the registrant's fiscal year, has been incorporated by reference, in whole or in part, into Part III, Items 10, 11, 12 and 13 of this Annual Report on Form 10-K.

                     IMCLONE SYSTEMS INCORPORATED
                     1997 Form 10-K Annual Report

                           TABLE OF CONTENTS

                                                                           Page

                                PART I

Item 1.      Business                                                       1
Item 2.      Properties                                                    12
Item 3.      Legal Proceedings                                             13
Item 4.      Submission of Matters to a Vote of
             Security Holders                                              13

                                PART II

Item 5.      Market for the Registrant's Common Equity and
             Related Stockholder Matters                                   13
Item 6.      Selected Financial Data                                       14
Item 7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           15
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk    20
Item 8.      Financial Statements and Supplementary Data                   20
Item 9.      Changes in and Disagreements With Accountants
             on Accounting and Financial Disclosure                        20

                               PART III

Item 10.     Directors and Executive Officers of the Registrant            20
Item 11.     Executive Compensation                                        20
Item 12.     Security Ownership of Certain Beneficial Owners
             and Management                                                20
Item 13.     Certain Relationships and Related Transactions                20

                                PART IV

Item 14.     Exhibits, Financial Statement Schedules and
             Reports on Form 8-K                                           21

                            ------------------------

Cautionary Factors With Respect to Forward-Looking Statements

Those statements contained herein that do not relate to historical information are forward-looking statements. There can be no assurance that the future results covered by such forward-looking statements will be achieved. Actual results may differ materially due to the risks and uncertainties inherent in the Company's business, including without limitation, the risks and uncertainties associated with completing pre-clinical and clinical trials of the Company's compounds that demonstrate such compounds' safety and effectiveness; obtaining additional financing to support the Company's operations; obtaining and maintaining regulatory approval for such compounds and complying with other governmental regulations applicable to the Company's business; obtaining the raw materials necessary in the development of such compounds; consummating collaborative arrangements with corporate partners for product development; achieving milestones under collaborative arrangements with corporate partners; developing the capacity to manufacture, market and sell the Company's products, either directly or with collaborative partners; developing market demand for and acceptance of such products; competing effectively with other pharmaceutical and biotechnological products; obtaining adequate reimbursement from third party payors; attracting and retaining key personnel; protecting proprietary rights; and those other factors set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview and Risk Factors," all as are further discussed herein.


                                      (i)

                                     PART I

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

DEVELOPMENT PROGRAMS

      C225 Cancer Therapeutic. The Company's lead interventional therapeutic for cancer is a chimerized (part mouse, part human) antibody that acts to block the Epidermal Growth Factor receptor ("EGFr"). EGFr has been shown to be over-expressed in the cells of approximately one-third of all solid cancers. It is also expressed in select normal tissue. In vivo animal studies with human tumors have shown that C225 in combination with various chemotherapeutic agents (doxorubicin, cisplatin or paclitaxel) demonstrates a pronounced enhancement of the anti-tumor effect of the chemotherapeutic agents, resulting in the elimination of human tumors established in these animals. The studies have demonstrated long-term tumor-free survival of animals. The Company's research has also shown that C225 used alone has efficacy in renal cell carcinoma animal models.

      Since December 1994, the Company has initiated several Phase Ib/IIa clinical trials of C225 at Memorial Hospital (the patient care arm of Memorial Sloan-Kettering Cancer Center) ("Sloan-Kettering"), Yale Cancer Center, University of Virginia, MD Anderson Cancer Center and the University of Alabama, among others. These studies have involved intravenous administration of escalating doses of C225, both with and without chemotherapeutic agents, in patients with various solid cancers. Several of these studies are ongoing. These studies have shown that the drug is generally well-tolerated. In 1997, the Company initiated Phase Ib/IIa studies in head and neck cancer patients using C225 alone (begun in July 1997), in conjunction with cisplatin (begun in April
1997) and in conjunction with radiation (begun in April 1997). Additionally, in December 1997, the Company initiated a multi-center, open label Phase II clinical trial to evaluate the effect of C225 on time to progression of disease in 53 patients with metastatic renal cell carcinoma. ImClone expects to initiate Phase II/III studies to evaluate the potential of C225 in various additional tumor types, such as head and neck and pancreatic cancers.

      BEC2 Cancer Vaccine. BEC2 is a monoclonal anti-idiotypic antibody which the Company believes may be useful to prevent or delay the onset of recurrent primary tumors or metastatic disease. The antibody, which mimics the ganglioside GD3, has been tested since 1991 in Phase I clinical trials at Sloan-Kettering against certain forms of cancer, including small cell lung carcinoma and melanoma. BEC2 has shown prolonged survival of patients with small cell lung carcinoma in a pilot study at Sloan-Kettering. The Company has granted Merck KGaA, formerly E. Merck ("Merck"), a German-based pharmaceutical company, rights to manufacture and market BEC2 worldwide, except that in North America, Merck does not have the right to manufacture BEC2 and the Company has retained the right to co-promote BEC2. It is the intent of the parties that ImClone will be the bulk product manufacturer to support worldwide sales. In return, Merck is paying ImClone research support, and is required to pay milestone fees and royalties on future sales, if any, and will share revenues in North America. A Phase III multinational clinical trial for BEC2 in treatment of limited disease small cell lung carcinoma has been opened and patients are being screened for treatment.

      Chimerized Monoclonal Antibody Inhibitor of Angiogenesis. The Company has developed a monoclonal antibody, c-p1C11, which is specific for the KDR receptor for Vascular Endothelial Growth Factor ("VEGF"). The antibody is currently in pre-clinical studies in preparation for the filing of an Investigational New Drug ("IND") Application and the further testing of the product as a cancer therapeutic. The Company is also preparing a humanized form of the antibody, in conjunction with MRC Collaborative Centre. KDR and VEGF are known to be involved in angiogenesis, which is the natural process of growth of new blood vessels. A therapeutic product that would inhibit angiogenesis could be of value in treatment of cancer as well as other diseases that depend on growth of blood vessels, such as diabetic retinopathy, macular degeneration and rheumatoid arthritis.

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

      In addition to its chimerized monoclonal antibody in development, the Company is seeking to develop other antibodies that inhibit angiogenesis. In connection with this research and development of the chimerized angiogenesis inhibitor, the Company is sponsoring research programs at various academic institutions to test KDR specific therapeutics in animal models.

      The Company has also initiated a program to develop small molecule antagonists of growth factor receptors, including both angiogenic growth factor receptors and EGF receptors. In October 1997, the Company entered into an agreement with CombiChem, Inc. ("CombiChem"), a combinatorial chemistry company, pursuant to which the Company has access to CombiChem's library of small molecules for screening in ImClone's assays for identification of lead candidates. See "Corporate Collaborations and Out-licensing Arrangements - CombiChem, Inc." The Company has also entered into an agreement with the Institute for Molecular Medicine in Freiburg, Germany to screen small molecule therapeutic candidates, including those provided by the compound libraries of CombiChem, against various tyrosine receptors.

      The Company is conducting research on the validation of vascular-specific cadherin ("VE-cadherin") as a novel potential drug target to inhibit cancer-associated angiogenesis. VE-cadherin is believed to play an important role in angiogenesis by enabling the assembly of endothelial cells into vascular tubes. Cancer growth is dependent on the formation of a capillary blood vessel network in the tumor, and VE-cadherin antagonists may thus have utility as anti-cancer agents. ImClone will test monoclonal antibodies against VE-cadherin as potential angiogenesis inhibitors and use its high-throughput assays for the identification of small molecule VE-cadherin inhibitors. In connection with this program, the Company has also acquired exclusive rights to VE-cadherin-2 and to antibodies to VE-cadherin and initiated a collaboration with Mario Negri Institute for Pharmacological Research (Milan, Italy) to conduct pharmacological research in the role of VE-cadherins in angiogenesis. See "Research Collaborations and In-Licensing Arrangements - Mario Negri Institute for Pharmacological Research." The National Cancer Institute (the "NCI") has awarded to the Company a Phase I Small Business Innovation Research ("SBIR") grant of approximately $100,000 to support its VE-cadherin program.

Cancer Vaccines

      ImClone seeks to discover potential cancer vaccines as another route to cancer treatment. Cancer vaccines would activate immune responses to tumors to protect against local spread, distant metastases or recurrence of cancer. Choosing appropriate cancer cell targets and generating effective immune responses are the focus of ImClone's cancer vaccine program. For example, research is being conducted on a possible malignant melanoma vaccine based on the tumor associated antigen known as gp75. Patients with malignant melanoma are known to produce antibodies and T cells that recognize gp75. Animal studies have shown that a gp75 cancer vaccine is highly effective in eliciting an immune response against melanoma cells and preventing growth of experimental melanoma tumors in mice.

Endothelial Stem Cell Technology

      The Company has proprietary technology capable of isolating endothelial stem cells and is exploring uses of endothelial stem cells for stimulation of collateral blood circulation in ischemias (e.g., myocardial ischemia and peripheral vascular disease) as well as for gene therapy delivery. The Company is considering whether to pursue this research directly or through its recently established wholly-owned subsidiary, EndoClone Incorporated.

Hematopoiesis

      The Company is conducting research in hematopoiesis (growth and development of blood cell elements) aimed at discovering factors to support hematopoietic stem cells and to control the proliferation, differentiation and functional deterioration of hematopoietic elements.

      The Company has an exclusive license from The National Institutes of Health ("NIH") to the delta-like ("DLK") protein and gene for use in stem cell and gene therapy. DLK is a member of a family of proteins which appear to have the ability to maintain cells in an undifferentiated state.

      The Company also has entered into a non-exclusive license and supply agreement with Immunex Corporation ("Immunex") for use of the FLK-2/FLT-3 ligand for ex vivo cell therapies. Immunex has taken a license from the Company to the FLK-2 receptor, limited to the use by Immunex in the manufacture of the FLK-2/FLT-3 ligand. Immunex is currently testing the ligand in human trials, for stem cell mobilization, and for tumor inhibition.

      The Company also has rights to a recombinant mutein form of Interleukin-6 ("Interleukin-6m" or "IL-6m") which it has tested in human trials in cancer patients to seek to stimulate platelet production. The Company is currently monitoring third party research with IL-6m to explore the possibility that IL-6m may be a critical factor in liver cell regeneration.

LICENSED DIAGNOSTICS AND INFECTIOUS DISEASE VACCINES

      The Company has licensed its diagnostic and infectious disease vaccine product areas, based on its earlier research, to corporate partners for further development and commercialization. The Company has granted the Wyeth/Lederle vaccine and pediatrics division of American Home Products Corporation ("American Home") a worldwide license to manufacture and market its infectious disease vaccines, which are in development. In January 1998, this agreement was extended to allow the continuation through September 1999 of pre-clinical research in preparation for clinical trials of infectious disease candidate vaccines for the treatment of gonorrhea. ImClone receives annual funding under this agreement in the amount of $300,000. The Company has also entered into a strategic alliance with Abbott Laboratories ("Abbott") pursuant to which the Company has licensed certain of its diagnostic products to Abbott on a worldwide basis. In mid-1995, Abbott launched in Europe its first DNA-based test, using the Company's proprietary Repair Chain Reaction ("RCR") DNA probe technology, for the diagnosis of the sexually transmitted disease chlamydia. Abbott has added tests for gonorrhea and mycobacteria, and has launched sales in the U.S. as well. In June 1997, the Company received two milestone payments from Abbott totaling $1,000,000 as a result of a patent issuance in Europe for the Company's RCR technology. The issuance of the patent also entitles the Company to receive royalty payments on sales in covered European countries for products using the Company's RCR technology. Abbott will be entitled to deduct from royalties otherwise due, 25% of such royalties due for a two-year period and 50% thereafter until a total of $500,000 has been deducted. In December 1996, the Company and Abbott modified this agreement to provide for an exclusive sublicensing agreement with Chiron Diagnostics ("Chiron") for the Company's patented DNA signal amplification technology, AMPLIPROBE. Under the terms of the agreement all sales of Chiron branched DNA diagnostic probe technology in countries covered by Company patents will be subject to a royalty to Abbott to be passed through to the Company. For the year ended December 31, 1997, the Company earned a total of $381,000 in royalty fees pursuant to its strategic alliance with Abbott.

RESEARCH AND DEVELOPMENT

      ImClone initiated its in-house research and development in 1986. The Company has assembled a scientific staff with a variety of complementary skills in a broad base of advanced research technologies, including oncology, immunology, molecular and cell biology, antibody engineering, protein and synthetic chemistry and high-throughput screening. The Company has also recruited a staff of technical and professional employees to carry out manufacturing of clinical trial materials at its Somerville, New Jersey manufacturing facility. In addition to its research programs pursued in-house, ImClone collaborates with certain academic institutions and corporations to support research in areas of ImClone's product development efforts. The Company has also entered into collaborations with major pharmaceutical companies in order to obtain funding and product development and commercialization assistance for certain of its therapeutic product candidates in exchange for specific product licensing rights. The Company intends to enter into additional agreements of this nature with appropriate pharmaceutical company partners with the resources and experience to assist the Company financially to successfully bring its products to market, both in the U.S. and abroad. There can be no assurance, however, that the Company will be successful in consummating any such arrangements.

      The  Company  has   recorded   expenses  of   approximately   $16,455,000,
$11,482,000, and $8,768,000 for research and development in the years ended December 31, 1997, 1996 and 1995, respectively.

RESEARCH COLLABORATIONS AND IN-LICENSING ARRANGEMENTS

      The Company's primary research collaborations which are non-clinical in nature are the following.

      CombiChem, Inc, San Diego, California. In October 1997, the Company entered into a Collaborative Research and License Agreement with CombiChem, a private company, to discover and develop novel small cell molecules for use against selected targets for the treatment of cancer. The companies are utilizing CombiChem's Discovery Engine and Universal Informer Library to generate small molecules for screening in ImClone's assays for identification of lead candidates. ImClone is providing CombiChem with research funding through October 1999 in the amount of $500,000 annually (of which the first $500,000 was paid in October 1997), milestone payments and royalties on marketed products resulting from the collaboration, if any. Concurrently with the execution of the Collaborative Research and License Agreement, the Company entered into a Stock Purchase Agreement pursuant to which the Company purchased 250,000 shares of the common stock of CombiChem, as adjusted, for aggregate consideration of $2,000,000. CombiChem has agreed to use the proceeds from the sale of its stock to ImClone for general corporate purposes.

      Mario Negri Institute for Pharmacological Research, Milan, Italy. The Company has a supported research agreement with Mario Negri Institute for Pharmacological Research pursuant to which it supports the work of Dr. Elisabetta Dejana who is investigating the role of a recently discovered protein family, VE-cadherins, in angiogenesis. VE-cadherins are believed to enable the formation of capillary blood vessels in solid tumors. In connection with the commencement of this supported research program, the Company also acquired proprietary rights to VE-cadherin-2 and to antibodies to VE-cadherin. The NCI has awarded to the Company a Phase I SBIR grant in the amount of $100,000 to support its VE-cadherin program.

      Memorial Sloan-Kettering Cancer Center, New York, New York. The Company has a supported research agreement with Sloan-Kettering to support research in several areas, including potential cancer vaccine product, gp75. The Company has an exclusive license from Sloan-Kettering to the gp75 tumor antigen and to the BEC2 cancer vaccine and is required under the license to make good faith efforts to proceed diligently with the manufacture and sale of these products.

      Princeton University, Princeton, New Jersey. The Company has supported research under the direction of certain faculty members at Princeton University. The Company supported the research of Dr. Arnold Levine, Chairman of Princeton's Department of Molecular Biology, in the area of the p53 tumor suppressor gene. The Company has an exclusive license to the results of this research, which license is terminable by the university if the Company does not meet certain milestones in connection with the development of the licensed technology.

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

      MRC Collaborative Centre, Mill Hill, United Kingdom. The Company is funding research at the MRC Collaborative Centre on the humanization of its C225 and anti-KDR antibodies and in the expression of its C225 antibody in a non-mouse cell line.

      The University of North Carolina at Chapel Hill. The Company supports research at The University of North Carolina at Chapel Hill in a number of areas, including work of Dr. P. Frederick Sparling in connection with vaccine candidates for N. gonorrhea and N. meningitidis, the results of which are exclusively licensed to the Company. The Company also has exclusively licensed from the university rights in connection with IL-6m.

      The Company's primary in-licensing arrangements which have resulted in the transfer of intellectual property rights to the Company are the following:

      National Institutes of Health. In October 1996, the Company obtained an exclusive, worldwide patent license from the NIH for the DLK protein and gene. The agreement provides the Company with an exclusive license to stem cell and gene therapy applications of the DLK protein and gene, as well as related diagnostic uses.

      Rhone-Poulenc Rorer. In June 1994, the Company obtained an exclusive worldwide license from the pharmaceutical company, Rhone-Poulenc Rorer, Inc. ("Rhone-Poulenc Rorer") to pending patent applications covering the use of EGFr monoclonal antibodies in combination with specific chemotherapeutic regimens.

      The University of California at San Diego. In April 1993, the Company obtained an exclusive worldwide license from the University of California to a United States patent covering monoclonal antibodies that bind to EGFr. The Company's C225 product is the chimerized form of one such antibody.

      Generally, subject to earlier termination provisions contained in the agreements, the licenses described above terminate upon the expiration of the life of any patent or a related period on unpatented technology.

CLINICAL COLLABORATIONS

      The Company's principal collaborations that are related to its clinical trials are the following:

      Memorial Sloan-Kettering Cancer Center. The Company has agreements with Sloan-Kettering to support research in several areas, including the study of potential cancer vaccine products BEC2 and gp75. The Company has an exclusive license to the results of the research in the areas covered by the agreements. The BEC2 antibody has been tested since 1991 in Phase I clinical trials at Sloan-Kettering against certain forms of cancer, including small cell lung carcinoma and melanoma.

      The Company also has agreements with certain institutions by which such institutions serve as sites for certain of the Company's clinical trials. For example, for its C225 trials, the Company has entered into such agreements with Yale Cancer Center, Sloan-Kettering, the University of Virginia, MD Anderson Cancer Center and the University of Alabama, among others. For its BEC2 trials, it is anticipated that numerous institutions in both the United States and Europe will serve as clinical trial sites.

      The European Organization for Research and Treatment of Cancer ("EORTC"), an oncology research clinical group, is involved in the Phase III multi-national clinical trial for BEC2 in the treatment of limited disease small cell lung carcinoma, having responsibility for monitoring the trial in Europe at various centers, as well as randomizing patients and managing data for the worldwide study. It is anticipated that Quintiles, Inc., a contract research organization, will serve as the Company's representative in coordinating and monitoring the study in the United States.

      The Company anticipates that arrangements similar to the above may be employed for certain future Phase II/III studies for C225.

CORPORATE COLLABORATIONS AND OUT-LICENSING ARRANGEMENTS

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

Merck KGaA (Darmstadt, Germany)

      The Company entered into a research and license agreement with Merck in December 1990, which was subsequently amended, most recently in December 1997 (the "Amended License Agreement"). Under the Amended License Agreement, the Company has granted Merck a license, with the right to sublicense, to manufacture and market the Company's BEC2 product and its recombinant gp75 antigen, for all indications throughout the world; except that in North America the Company has granted Merck a sole license, without the right to sublicense, to market but not to manufacture BEC2. The Company retains the right to co-promote BEC2 within North America. It is the intent of the parties that ImClone will be the bulk product manufacturer to support worldwide sales. The Company is required to give Merck the opportunity to negotiate a license in North America to gp75 before granting such a license to any third party. The Amended License Agreement requires Merck to make research support and milestone payments to ImClone based on milestones achieved in the licensed products' development, and to make royalty payments to ImClone on all sales of the licensed products outside North America, if any, with a portion of the earlier funding received by the Company under the agreement being creditable against the amount of royalties due to the Company. The Amended License Agreement provides for milestone payments of a total of $22,500,000 of which $3,000,000 have been earned to date. Gross sales of BEC2 in North America will be distributed in accordance with the terms of a co-promotion agreement for BEC2 to be negotiated by the parties. Pursuant to the Amended License Agreement, conduct of the clinical trials and regulatory submissions outside North America are the responsibility of Merck and within North America are the responsibility of ImClone. Costs worldwide to conduct a multi-site, multi-national Phase III clinical trial to obtain approval for the indication of the treatment of limited disease small cell lung carcinoma for BEC2, including out-of-pocket costs of ImClone (but not including costs of establishing a manufacturing facility) for manufacturing materials for clinical trials, conduct of clinical trials and regulatory submissions (other than drug approval fees which are the responsibility of Merck or ImClone in their respective territories) are the responsibility of Merck; provided, however, that should the expenses of such clinical trial exceed 17 million Deutsche Marks, such excess expenses will be shared 60% by Merck and 40% by ImClone. Costs for the conduct of additional clinical trials for other indications shall be subject to separate budgets to be negotiated by the parties. ImClone is responsible for providing the supply of the active agent outside of North America at the expense of Merck, and it is the intention of the parties that the cost of goods sold in North America be paid out of gross sales of any licensed product in North America in accordance with a co-promotion agreement to be negotiated.

      The Amended License Agreement terminates upon the later of the last to expire of any patents issued and covered by the technology or fifteen years from the date of the first commercial sale, after which such license shall survive without further royalty payment and is irrevocable. The Amended License Agreement may be terminated earlier by ImClone in the event Merck fails to pursue in a timely fashion regulatory approval or sale of a licensed product in a country in which it has the right to do so. It also may be terminated earlier by Merck if milestones are not achieved.

      In the year ended December 31, 1997, the Company recorded $3,667,000 in revenue from Merck under the Amended License Agreement, which is composed of milestone and research and support payments.

      In connection with the December 1997 amendment to the Amended License Agreement, Merck purchased from the Company 400,000 shares of the Company's Series A Convertible Preferred Stock (the "Series A Preferred Shares" or "Series A Preferred Stock") for total consideration of $40,000,000, before issuance costs of $3,000. The holders of the Series A Preferred Shares are entitled to receive annual cumulative dividends of $6.00 per share. Dividends accrue as of the issuance date of the Series A Preferred Shares and are payable on the outstanding Series A Preferred Shares in cash on December 31 of each year beginning December 31, 1999 or at the time of conversion or redemption of the Series A Preferred Shares on which the dividend is to be paid, whichever is sooner. Up to 100,000 Series A Preferred Shares are currently convertible into the Company's common stock, $.001 par value (the "Common Stock") and an additional 100,000 Series A Preferred Shares will become convertible on each of January 1, 2000, January 1, 2001 and January 1, 2002. During the period from issuance through December 31, 1999, the Series A Preferred Shares are convertible at a price equal to $12.50 per share; during the period from January 1, 2000 through December 31, 2000 the Series A Preferred Shares are convertible at a price equal to the average of the closing prices for the Common Stock for the five trading days ending on December 31, 1999; during the period from January 1, 2001 through December 31, 2001 the Series A Preferred Shares are convertible at a price equal to the average of the closing prices for the Common Stock for the five trading days ending on December 31, 2000; during the period from January 1, 2002 through December 31, 2002 the Series A Preferred Shares are convertible at a price equal to 88% of the average of the closing prices for the Common Stock for the five trading days ending on December 31, 2001; and anytime after January 1, 2003 the Series A Preferred Shares are convertible at a price equal to the average of the closing prices for the Common Stock for the five trading days ending on December 31, 2002. The conversion price is subject to adjustment in the case of certain dilutive events. Further, in the event the average market price of the Common Stock for the five consecutive trading days ending one trading day prior to any trading day during which any Series A Preferred Shares are outstanding exceeds 150% of the conversion price then in effect, the Company has the right to require the holder of the Series A Preferred Shares to convert all such shares that may be convertible. The Company may also redeem in whole or any part of the Series A Preferred Shares then outstanding at a redemption price of $120 per Preferred Share, plus accrued and unpaid dividends thereon. In connection with the purchase of the Series A Preferred Shares, Merck was granted certain registration rights with respect to the shares of Common Stock underlying the Preferred Shares, and Merck agreed to refrain from selling such shares of Common Stock for certain specified periods of time. In accordance with the terms of the Series A Preferred Stock, the holder is able to realize an assured incremental yield of $5,455,000 on the conversion of the Series A Preferred Stock if converted from January 1, 2002 through December 31, 2002. Such amount is being amortized as a preferred stock dividend over a five-year period beginning with the day of issuance. Accrued dividends on the Series A Preferred Stock were $112,000 plus the incremental yield on the conversion discount of $51,000 at December 31, 1997.

Abbott Laboratories

      The Company entered into a research and license agreement with Abbott in December 1992, which provides Abbott an exclusive worldwide license to manufacture and distribute diagnostic products arising out of certain of ImClone's research in diagnostics, including but not limited to ImClone's RCR and Ampliprobe technologies for cancer detection and prognosis. This agreement requires Abbott to exercise its best reasonable efforts to develop and commercialize products incorporating RCR technology, failing which it can lose its exclusive license to this technology. Abbott has the right on 30 days notice to ImClone to terminate a product license in a particular country. In mid-1995, Abbott launched in Europe its first DNA-based test, using the Company's RCR technology, for the diagnosis of the sexually transmitted disease chlamydia. Abbott has added tests for gonorrhea and mycobacteria, and has launched sales in the U.S. as well. In December 1996, the Company and Abbott modified this agreement to provide for an exclusive sublicensing agreement with Chiron for the Company's patented DNA signal amplification technology, AMPLIPROBE. Under the terms of the agreement all sales of Chiron branched DNA diagnostic probe technology in countries covered by Company patents will be subject to a royalty to Abbott to be passed through to the Company.

      Under the agreement Abbott has paid ImClone up-front fees and research support, and is obligated to pay milestone fees and royalties on sales. In June 1997, the Company received two milestone payments from Abbott totaling $1,000,000 as a result of a patent issuance in Europe for the Company's RCR technology, which is partially creditable against royalties as set forth below. The issuance of the patent also entitles the Company to receive royalty payments on sales in covered European countries for products using the Company's RCR technology. Abbott will be entitled to deduct from royalties otherwise due, 25% of such royalties due for a two-year period and 50% thereafter until a total of $500,000 has been deducted. For the year ended December 31, 1997, the Company earned a total of $381,000 in royalty fees pursuant to its strategic alliance with Abbott. The agreement terminates upon the later of the last to expire of any patents issued covered by the technology or, if no patents are granted, twenty years, subject to certain earlier termination provisions contained in the agreement.

American Home Products

      In December 1987, the Company entered into a vaccine development and licensing agreement with American Cyanamid Company ("Cyanamid") that provided Cyanamid an exclusive worldwide license to manufacture and sell vaccines developed during the research period of the agreement. In connection with the agreement, Cyanamid purchased 410,001 shares of Common Stock of the Company. During the three-year research period of the agreement, which period expired in December 1990, the Company was engaged in the development of two vaccine candidates, the first of which was for N. gonorrhea based on recombinant proteins, and the second of which was for Herpes Simplex Virus based on recombinant glycoproteins B and D.

      In September 1993, the Company and Cyanamid, through its Lederle-Praxis Biologicals division, entered into a research collaboration agreement which by its terms supersedes the earlier agreement as to N. gonorrhea vaccine candidates, but not as to Herpes Simplex Virus vaccine candidates. The successor to Cyanamid, American Home, has the responsibility under this agreement to pay research support to the Company, as well as milestone fees and royalties on sales of any N. gonorrhea vaccine that might arise from the collaboration. In January 1998, this agreement was extended to continue annual research funding payable to ImClone in the amount of $300,000 through September 1999 and to extend through such date the period by which American Home is required to have initiated clinical trials with a vaccine candidate.

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

      In the year ended December 31, 1997, the Company recorded revenues of $300,000 under the American Home agreements.

Immunex Corporation

      In December 1996, the Company entered into technology cross-licensing agreements with Immunex relating to FLK-2/FLT-3 ligand and its receptor. FLT-3 ligand is a hematopoietic growth factor. Under the terms of the agreements, the Company has granted to Immunex an exclusive worldwide license to the receptor for use in the manufacture of the ligand. In return, the Company will receive an initial payment and a royalty based on the sales of the ligand by Immunex and its sub-licensees, if any. In addition, Immunex has granted the Company a non-exclusive license in the United States and Canada to use its patented FLK-2/FLT-3 ligand, manufactured by Immunex, for ex-vivo stem cell expansion together with an exclusive license to distribute the ligand with its own proprietary products for ex-vivo expansion. Immunex has agreed to seek to obtain the consent of its parent company, American Home, to expand the territory of this license to include the world outside North America. Immunex will also supply FLK-2/FLT-3 ligand to ImClone. The Company has been advised that Immunex is conducting human clinical studies with FLK-2/FLT-3 ligand for stem cell mobilization and for tumor inhibition. Subject to earlier termination provisions contained in the agreements, ImClone's license terminates in December 2001, subject to a five- year renewal period, and Immunex's license terminates thirteen years after the first commercial sale of the product.

      In the year ended December 31, 1997, the Company recorded no revenue from Immunex under this agreement.

MANUFACTURING

      For the Company to support its ongoing research and development it maintains, supplies and staffs a facility for the preparation, analysis and distribution of clinical supplies to various study centers. The Company operates a clinical grade manufacturing facility for biologics in Somerville, New Jersey that includes laboratories, storage areas, mechanical systems and qualified staff for the production of and analysis of biological materials according to the appropriate Federal, state and local regulations. At this facility, the Company is currently producing C225, the EGFr antibody, to supply its clinical trials, and packaging and distributing to clinical sites both the BEC2 antibody and C225 antibody. This facility is operated according to current Good Manufacturing Practices ("cGMP") which is a requirement for product manufactured for use in clinical trials and for commercial sale. In January 1998, ImClone completed the construction and commissioning of a new 1,750 square foot process development center at this facility dedicated to manufacturing process optimization for existing products and the pre-clinical and Phase I development of new biological therapeutics.

      ImClone has also established relationships with qualified contract vendors to perform specialized testing and manufacturing operations not performed by ImClone. The Company has in the past and expects to continue to establish defined development and manufacturing arrangements with third party qualified contract vendors to perform bulk and final product development and production to support ImClone clinical program needs.

      The materials that are used to manufacture the Company's products include qualified cell lines developed by the Company and specially qualified raw materials and components which the Company can obtain from a number of sources. ImClone maintains necessary Quality Control and Quality Assurance oversights of all materials used in the manufacture of the Company's clinical supplies.

      Should any of the Company's products be approved for commercial sale, such products will need to be manufactured in commercial quantities in compliance with regulatory requirements and at acceptable costs. Although the Company has developed products in the laboratory and in some cases has produced sufficient quantities of materials for pre-clinical and clinical trials, production in later stage clinical trials or commercial quantities may create technical challenges for the Company. If the Company commercializes its products, the Company may adapt its Somerville, New Jersey facility for use as its commercial-scale manufacturing facility. To this end, the Company has taken steps to complete a formal design concept for large scale manufacturing at this facility. The Company is also evaluating the requirements of establishing a separate commercial manufacturing facility at the Company's New Jersey location or at some other location. The Company has limited experience in later stage clinical-scale manufacturing and no experience in commercial-scale manufacturing, and no assurance can be given that the Company will be able to make the transition to later stage clinical or commercial production.

MARKETING

      The Company does not have pharmaceutical marketing experience. If the Company were to market its products itself or with a partner, significant additional expenditures and management resources would be required to develop an internal sales force and there can be no assurance that the Company would be successful in penetrating the markets for any products developed or that internal marketing capabilities would successfully be developed at all. The Company has co-promotion rights for commercialization of its BEC2 cancer vaccine product in North America pursuant to its Amended License Agreement with Merck, and expects that, in other instances, it may enter into development agreements with third parties that may include co-marketing or co-promotion arrangements. In the alternative, the Company could grant exclusive marketing rights to its corporate partners in return for up-front fees, milestone payments and royalties on sales. Under these arrangements, the Company's partner may have the responsibility for a significant portion of development of the product and regulatory approval. In the event that the partner fails to develop a marketable product or fails to market a product successfully, the Company's business may be adversely affected.

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

      The Company currently is exclusive licensee or assignee of 39 issued patents world-wide, 24 of which are issued United States patents. The Company has the exclusive right to develop certain anti-EGFr receptor antibodies with potential anti-tumor activity under a United States patent owned by the University of California. Ten of the Company's U.S. patents are licensed from Princeton University. Six of the Princeton patents relate to hematopoietic receptor genes and the proteins they encode, such as the tyrosine kinase receptors FLK-1 and FLK-2. The other four Princeton patents relate to a DNA signal amplification system and p53 detection systems.

      To date, the Company is the assignee or exclusive licensee of approximately 35 families of United States and foreign patent applications. The patent applications relate to a number of technologies including the use of EGFr antibodies with chemotherapeutic agents; anti-idiotypic antibodies for treating cancer, such as BEC2, antibodies to receptor tyrosine kinases, such as FLK-1 and FLK-2; methods for amplifying and detecting DNA, such as the RCR technology; and hematopoietic factors.

      With respect to C225, the Company's EGFr cancer inhibiting antibody, the Company is the exclusive licensee of an issued U.S. patent from the University of California covering certain monoclonal antibodies that inhibit epidermal cell growth. The Company is also the exclusive licensee from Rhone-Poulenc Rorer of a family of patent applications seeking to cover antibodies to EGFr used in conjunction with chemotherapeutic agents. The EGFr antibodies being developed by the Company include chimerized monoclonal antibodies. Chimerized monoclonal antibodies are the subject of patent applications and patents held by third parties.

      ImClone also has pending patent applications covering the chimeric and humanized forms of the antibody and fragments thereof, in synergy with anti-neoplastic agents, such as doxorubicin and cisplatin. Additionally, humanized forms of the antibody and antibody fragments, are claimed, as well as methods of inhibiting human tumors with C225 alone.

      The Company's proprietary position with respect to its anti-tumor BEC2 monoclonal anti-idiotypic antibody is based on a patent application filed by Sloan-Kettering and exclusively licensed to the Company. The Company is aware that patents have been issued in the United States and Europe to a third party covering anti-idiotypic antibodies and/or their use in the treatment of tumors.

      With respect to the Company's research on inhibitors to angiogenesis based on the FLK-1 receptor, the Company is the exclusive licensee of a family of patents and patent applications covering the FLK-1 receptor and antibodies thereto. The Company is also the assignee of a family of patent applications filed by Company scientists covering angiogenesis-inhibiting antibodies to receptors that bind VEGF. A specific patent application of such family claims specifically the use of FLK-1 receptor antibodies to isolate cells expressing the FLK-1 receptor on their cell surface. Additionally, the Company is a co-owner of a recently filed patent application claiming the use of FLK-1 receptor antibodies to isolate endothelial progenitor cells that express FLK-1 on their cell surface. At present, the Company is seeking exclusive rights to this invention from the co-owners.

      The Company is also the exclusive licensee of a family of patent applications covering novel cadherin molecules that are involved in endothelial cell interactions; such interactions are believed to be involved in angiogenic processes. The subject patent applications cover antibodies that bind to, and affect, the cadherin molecules.

      The United States Patent and Trademark Office has granted two patents for the Company's cysteine-depleted IL-6 molecular variant, IL-6m, and the DNA that encodes IL-6m. The patent and patent applications are co-owned by the Company and the University of North Carolina, whose rights have been exclusively licensed to the Company. The Company is aware of patents issued to a third party in the United States and Europe covering cysteine depleted proteins. In addition, the Company is aware of third-party patents for both recombinant and native IL-6 and methods for its production. The Company is aware of a European patent for the DNA encoding for human recombinant IL-6 and methods for its production which has been exclusively licensed on a worldwide basis to a pharmaceutical company. The Company has entered into a Settlement Agreement with the pharmaceutical company whereby the pharmaceutical company has agreed to not enforce its patent against the Company based on the Company's use of its IL-6m patent or patent applications.

      The Company's diagnostics program has been licensed for commercial development to Abbott. The program includes target amplification and detection methods, such as RCR technology, signal amplification methods, such as AMPLIPROBE, and p53 mutation detection for assisting in cancer diagnosis. The Company's proprietary position with respect to its diagnostics program is based on numerous families of patents and patent applications, of which ImClone is either the assignee or exclusive licensee. The Company currently is exclusive licensee of an issued patent assigned to Princeton University related to the underlying technology for its AMPLIPROBE DNA amplification and detection system. The Company is aware that patent applications have been filed by, and that patents have been issued to, third parties in the field of signal amplification technology for DNA assays.

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

      The process of obtaining requisite FDA approval has historically been costly and time consuming. Current FDA requirements before a new human drug, biological product or new diagnostic product (a medical device for which efficacy must be proven) may be marketed in the United States include (i) the successful conclusion of pre-clinical laboratory and animal tests, if appropriate, to gain preliminary information on the product's safety, (ii) filing with the FDA of an IND application to conduct human clinical trials for drugs or biologics, (iii) the successful completion of adequate and well-controlled human clinical investigations to establish the safety and efficacy of the product for its recommended use and (iv) filing by a company and approval by the FDA of a New Drug Application ("NDA") for a drug product or a Biological License Application ("BLA") for a biological product to allow commercial manufacturing of the drug or biologic.

      Pre-clinical tests include laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of the product and its formulation. The results of the pre-clinical tests are submitted to the FDA as part of an IND.

      Clinical trials involve the administration of the product to patients under the supervision of a qualified principal investigator. Such trials are typically conducted in three sequential phases, although the phases may overlap. In Phase I, the initial introduction of the drug into human subjects, the product is tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. Phase II involves studies in a limited patient population to (i) determine the biological or clinical activity of the product for specific, targeted indications, (ii) determine dosage tolerance and optimal dosage, and (iii) identify possible adverse effects and safety risks. If Phase II evaluations indicate that a product is effective and has an acceptable safety profile, Phase III trials may be undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population at multiple clinical study sites. The FDA reviews the results of the clinical trials and may order the temporary or permanent discontinuation of clinical trials at any time if it believes that clinical subjects are being exposed to an unacceptable health risk. Investigational products used in both pre-clinical and clinical tests must be produced in compliance with cGMP regulations pursuant to FDA regulations.

      In October 1988, the FDA issued new procedures designed to speed the availability of new therapies to patients suffering from life-threatening diseases such as AIDS and cancer. These procedures permit early consultation with and commitment from the FDA regarding pre-clinical and clinical studies necessary to gain market approval and to permit NDA's and BLA's to be approved on the basis of expanded Phase II clinical data results.

      Under current law, each domestic and foreign drug product manufacturing establishment must be registered with, and determined to be adequate by, the FDA before product approval. Domestic manufacturing establishments are subject to inspections by the FDA for compliance with cGMP regulations and licensing specifications after an NDA, BLA or PMA has been approved. Domestic and foreign manufacturing facilities are subject to periodic FDA inspections and inspections by the foreign regulatory authorities where applicable.

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

      The Company's products under development and in clinical trials are expected to address major markets within the cancer sector. The Company's competition will be determined in part by the potential indications for which the Company's compounds are developed and ultimately approved by regulatory authorities. Additionally, the timing of market introduction of some of the Company's potential products or of competitors' products may be an important competitive factor. Accordingly, the relative speed with which the Company can develop products, complete pre-clinical testing, clinical trials and approval processes and supply commercial quantities to market are expected to be important competitive factors. The Company expects that competition among products approved for sale will be based on various factors, including product efficacy, safety, reliability, availability, price and patent position.

HUMAN RESOURCES

      ImClone initiated its in-house research and development in 1986. The Company has assembled a scientific staff with a variety of complementary skills in a broad base of advanced research technologies, including oncology, immunology, molecular and cell biology, antibody engineering, protein and synthetic chemistry and high-throughput screening. The Company has also recruited a staff of technical and professional employees to carry out manufacturing of clinical trial materials at its Somerville, New Jersey facility. Of the Company's 110 full-time personnel on March 27, 1998, 44 were employed in its product development, clinical and manufacturing programs, 39 in research and 27 in administration. The Company's staff includes 15 persons with Ph.D.s and 2 with M.D.s.

Item 2. Properties.

RESEARCH FACILITY--NEW YORK, NEW YORK

      The Company currently occupies two contiguous leased floors at 180 Varick Street in New York City, in which it is using approximately 30,000 of a total available 40,000 square feet on the two floors. A portion of the lease expired in 1993 and a portion expires in March 1999. The Company has extended the 1993 expired portion of the lease through March 1997 at 85% of each year's fair market rental value and from 1997 to March 1999 at 100% of each year's fair market rental value, for a portion of the premises. The rate for the remaining portion of the premises is $264,000 annually through March 31, 1997 and $285,000 annually through March 31, 1999. Rent expense for the New York facility was approximately $554,000, $508,000 and $493,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The Company is currently in discussions regarding the extension of the lease and considering other alternatives.

      The acquisition, construction and installation of the Company's New York research and development facilities were financed principally through the sale of Industrial Development Revenue Bonds (the "IDA Bonds") issued by the New York City Industrial Development Agency (the "NYIDA"). These facilities secure the payment of debt service on the outstanding IDA Bonds.

MANUFACTURING FACILITY--SOMERVILLE, NEW JERSEY

      In June 1992, the Company acquired certain property and a building in Somerville, New Jersey at a cost to the Company of approximately $4,665,000, including expenses. The Company has retrofitted the building to serve as its clinical-grade manufacturing facility. When purchased, the facility had in place various features, including clean rooms, air handling, electricity and water for injection systems and administrative offices. The cost for completion of facility modifications was approximately $5,400,000.

      Currently the facility is being operated to develop and manufacture materials for the Company's clinical trials. Under certain circumstances, the Company also may use the facility for the manufacturing of commercial products. The timing and any additional costs of adapting the facility for commercial manufacturing depend on several factors, including the progress of products through clinical trials. In January 1998, ImClone completed the construction and commissioning of a new 1,750 square foot process development center at this facility dedicated to manufacturing process optimization for existing products and the pre-clinical and Phase I development of new biological therapeutics. In addition, the Company has taken steps to complete a formal design concept for large scale manufacturing at this facility.

Item 3.  Legal Proceedings.

      There is no material legal proceeding pending against the Company or any of its property, nor was any such proceeding terminated during the fourth quarter of the year ended December 31, 1997.

Item 4.  Submission of Matters to a Vote of Security Holders.

      None.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

MARKET INFORMATION

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

                                             High           Low
                                             ----           ---
      Year ended December 31, 1997
            First Quarter .............   $ 10 1/8     $   5  3 /4
            Second Quarter ............   $  7 7/8     $   4  5 /8
            Third Quarter .............   $  8 1/8     $   4  5 /8
            Fourth Quarter ............   $  8 1/2     $   5 21/32



                                              High          Low
                                              ----          ---
      Year ended December 31, 1996
            First Quarter .............   $  9 3/8      $  6
            Second Quarter ............   $ 17 3/8      $  7 1/4
            Third Quarter .............   $  9 7/8      $  5 3/4
            Fourth Quarter ............   $ 11          $  6 7/8

STOCKHOLDERS

      As of the close of business on March 27, 1998, there were approximately 195 holders of record of the Company's Common Stock. The Company estimates that there are approximately 4,900 beneficial owners of its Common Stock.

DIVIDENDS

      The Company has never declared cash dividends on its Common Stock and has no present intention of declaring such cash dividends in the foreseeable future. Pursuant to the terms of the Company's Series A Preferred Stock, the holders of Series A Preferred Shares are entitled to receive cumulative dividends at the annual rate of $6.00 per share, compounded annually, which dividends began to accrue when the Series A Preferred Shares were issued on December 15, 1997. Dividends on the outstanding Series A Preferred Shares are payable in cash on December 31st of each year beginning on December 31, 1999, or at the time of conversion, whichever is sooner. Series A Preferred Shares are of senior rank to all shares of Common Stock with respect to payment of dividends.

RECENT SALES OF UNREGISTERED SECURITIES

      In December 1997, the Company sold to Merck 400,000 Series A Preferred Shares for total consideration of $40,000,000 pursuant to an exemption from registration under Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"). In March 1997, the Company issued 20,000 shares of unregistered Common Stock to a single individual upon exercise of outstanding warrants for aggregate consideration of $30,000. In March 1997, the Company issued an aggregate of 190,000 shares of unregistered Common Stock jointly to two individuals upon exercise of outstanding warrants for aggregate consideration of $285,000. Such issuances were consummated as private sales pursuant to Section 4(2) of the Securities Act.

Item 6. Selected Financial Data

                                                                   Year Ended December 31,
                                               --------------------------------------------------------
(In thousands, except per share data)              1997        1996       1995        1994        1993
                                                   ----        ----       ----        ----        ----
Statements of Operations Data:
Revenues                                       $  5,348    $    600    $    800    $    950    $  5,403
Operating expenses:
  Research and development                       16,455      11,482       8,768      11,816      13,876
  General and administrative                      5,356       3,961       3,739       3,348       4,375
Interest and other income                        (1,523)       (918)     (3,120)     (3,186)       (573)
Interest and other expense                          551         823       1,054         821         587
Equity in loss of affiliate                        --          --          --           342       1,140
                                               ---------   ---------   --------    --------    --------
Loss before extraordinary item                   (15,491)    (14,748)    (9,641)    (12,191)    (14,002)
Extraordinary loss on extinguishment of debt        --          1,267       --          --          --
                                               ---------   ---------   --------    --------    --------
Net loss                                         (15,491)    (16,015)    (9,641)    (12,191)    (14,002)
Preferred dividends (including incremental
  yield of $51)                                      163       --          --           --          --
                                               ---------   ---------   --------    --------    --------
Net loss to common stockholders                $ (15,654)  $ (16,015)  $ (9,641)   $(12,191)   $(14,002)
                                               =========   =========   ========    ========    ========
Basic and diluted net loss per common share:
Loss before extraordinary item                 $   (0.67)  $   (0.76)  $  (0.72)   $  (1.12)   $  (1.58)
Extraordinary loss on extinguishment of debt        --          0.07        --          --          --
                                               ---------   ---------   --------    --------    --------
Net loss                                       $   (0.67)  $   (0.83)  $  (0.72)   $  (1.12)   $  (1.58)
                                               =========   =========   ========    ========    ========
Weighted average shares outstanding               23,457       19,371    13,311      10,903       8,879


(In thousands)             1997       1996       1995       1994       1993
                           ----       ----       ----       ----       ----
Balance Sheet Data:
Cash and securities (1)  $ 59,610   $ 13,514   $ 10,207   $  3,032   $  7,301
Working capital            56,671      7,695      3,735     (1,470)     1,215
Total assets               75,780     25,885     22,803     17,467     24,208
Long-term obligations       3,430      2,775      4,235      4,487      3,636
Accumulated deficit      (117,464)  (101,973)   (85,958)   (76,317)   (64,126)
Stockholders' equity       68,226     16,589     11,823      8,176     14,812

(1) Includes $532,000 as of December 31, 1993 which was restricted for use only for construction and equipping the Company's New York City facility under the terms of certain industrial development bonds.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion and analysis by management is provided to identify certain significant factors which affected the Company's financial position and operating results during the periods included in the accompanying financial statements.

OVERVIEW AND RISK FACTORS

      The Company is a biopharmaceutical company engaged primarily in the research and development of therapeutic products for the treatment of selected cancers and cancer-related disorders. The products under development include cancer therapeutics, cancer vaccines and inhibitors of angiogenesis. Since its inception in April 1984, the Company has devoted substantially all of its efforts and resources to research and development conducted on its own behalf and through collaborations with corporate partners and academic research and clinical institutions. The Company has generated a cumulative net loss of approximately $117,464,000 for the period from its inception to December 31, 1997. The Company expects to incur significant additional operating losses over each of the next several years. The major sources of the Company's working capital have been the proceeds from the public and private sale of equity securities, the sale of the IDA Bonds by the NYIDA (the proceeds of which have been used for the acquisition, construction and installation of the Company's research and development facility in New York City), license fees and contract research and development fees and royalties from collaborative partners and interest earned on these funds.

      Substantially  all of the  Company's  products  are in  various  stages of development, clinical studies or research. Substantially all the Company's revenues were generated from license and research arrangements with collaborative partners. The Company's revenues under its research and license agreements with corporate sponsors have fluctuated and are expected to fluctuate significantly from period to period. Similarly, the Company's results of operations have fluctuated and are expected to fluctuate significantly from period to period. These variations have been, and are expected to be, based primarily on the timing of entering into supported research and license agreements, the status of the Company's various products, the timing and level of revenues from sales by its partner in diagnostics, Abbott, of products bearing the Company's technology, the addition or termination of research programs or funding support, performance by the Company's corporate collaborators of their funding and marketing obligations, the achievement of specified research or development milestones, including those relating to the Company's Amended License Agreement with Merck, and variations in the level of expenditures for the Company's proprietary products during any given period. The Company's products will require substantial additional development and clinical testing and investment prior to commercialization. To achieve profitable operations, the Company, alone or with others, must successfully develop, introduce and market its products. No assurance can be given that any of the Company's product development efforts will be successfully completed, that required regulatory approvals can be obtained or that any products, if developed, will be successfully manufactured or marketed or achieve customer acceptance.

RESULTS OF OPERATIONS

Years Ended December 31, 1997 and December 31, 1996

Revenues

      Revenues for the years ended December 31, 1997 and 1996 were $5,348,000 and $600,000 respectively, an increase of $4,748,000. Revenue for the year ended December 31, 1997 consisted of (i) $300,000 in research support from the Company's partnership with American Home Products in infectious disease vaccines, (ii) $2,000,000 in milestone payments and $1,667,000 in research and support payments from the Company's Amended License Agreement with Merck, and
(iii) $1,000,000 in milestone payments and $381,000 in royalty revenue from the Company's strategic alliance with Abbott in diagnostics. Revenues for the year ended December 31, 1996 consisted of (i) $300,000 in research support from the Company's partnership with the Wyeth/Lederle vaccine and pediatrics division of American Home in infectious disease vaccines, (ii) $225,000 in royalty revenue from the Abbott alliance, and (iii) $75,000 in license fees from the Company's cross-licensing agreement with Immunex for novel hematopoietic growth factors. Increased revenues for the year ended December 31, 1997 were primarily attributable to the Company's having achieved development milestones under the Company's Amended License Agreement with Merck and the Company's strategic license with Abbott.

Operating; Research and Development Expenses

      Total operating expenses for the years ended December 31, 1997 and 1996 were $21,811,000 and $15,443,000, respectively, an increase of $6,368,000 or
41%. Research and development expenses for the years ended December 31, 1997 and 1996 were $16,455,000 and $11,482,000, respectively, an increase of $4,973,000 or 43%. Such amounts for the years ended December 31, 1997 and December 31, 1996 represented 75% and 74%, respectively, of total operating expenses. The increase in research and development expenses for the year ended December 31, 1997 was partly attributable to a one-time $2,233,000 non-cash compensation expense recorded in connection with the extension of the term of an officer's warrant to purchase 397,000 shares of Common Stock. The increase is also attributable to costs associated with additional staffing, contract manufacturing and testing, and expenditures in the functional areas of product development, manufacturing and clinical and regulatory affairs to support the Company's lead therapeutic product candidate, C225, as well as travel-related expenses to pursue strategic partnerships for C225 and other product candidates. The remaining increase reflects growth in the area of discovery research for future product candidates.

General and Administrative Expenses

      General and administrative expenses include administrative personnel costs, costs incurred in connection with pursuing arrangements with corporate partners and technology licensors, and expenses associated with applying for patent protection for the Company's technology and products. Such expenses for the years ended December 31, 1997 and 1996 were $5,356,000 and $3,961,000, respectively, an increase of $1,395,000 or 35%. The increase in general and administrative expenses primarily reflects (i) $279,000 non-cash compensation expense recorded in connection with an option grant to an officer of the Company and (ii) additional support staffing for the expanding research, clinical, development and manufacturing efforts of the Company, particularly with respect to C225. The Company expects general and administrative expenses to increase in future periods to support planned increases in research and development.

Interest and Other Income and Expenses

      Interest and other income was $1,523,000 for the year ended December 31, 1997 compared to $918,000 for the year ended December 31, 1996, an increase of $605,000 or 66%. The increase was primarily attributable to the increased interest income earned from higher cash balances in the Company's investment portfolio resulting from the proceeds received from a public offering of Common Stock completed in March 1997 and a private placement of Series A Preferred Stock completed in December 1997. Interest expense was $551,000 and $823,000 for the years ended December 31, 1997 and 1996, respectively, a decrease of $272,000 or 33%. Interest expense for both periods primarily included interest on two then outstanding IDA Bonds with an aggregate principal amount of $4,313,000 ($2,113,000 of which was repaid in December 1997) and interest recorded on the liability to Pharmacia and UpJohn Inc. ("Pharmacia"), for the reacquisition of the worldwide rights to IL-6m as well as clinical material manufactured and supplied by Pharmacia to the Company. The decrease was primarily attributable to the May 1996 exchange of debt for Common Stock with the Oracle Group and a Company Director.

Net Losses

      The Company had net losses to common stockholders of $15,654,000 or $0.67 per share for the year ended December 31, 1997, compared with $16,015,000 or $0.83 per share for the year ended December 31, 1996. The year ended December 31, 1996 included a $1,267,000 or $0.07 per share extraordinary loss on early extinguishment of debt. This extraordinary loss resulted from the issuance of Common Stock in lieu of cash repayment of a $2,500,000 loan due the Oracle Group and a $180,000 long-term note owed to a Company Director. The decrease in the per share net loss to common stockholders is due primarily to the increased number of shares of Common Stock outstanding as a result of the March 1997 public offering of Common Stock.

Years Ended December 31, 1996 and December 31, 1995

Revenues

      Revenues for the years ended December 31, 1996 and 1995 were $600,000 and $800,000, respectively, a decrease of $200,000. Revenues for 1996 consisted of
(i) $300,000 in research support from the Company's corporate partnership with the Wyeth/Lederle vaccine and pediatrics division of American Home, (ii) royalty revenue of $225,000 from the Company's strategic alliance with Abbott, (iii) and $75,000 in license fees from the Company's cross-licensing agreement with Immunex. Revenues for 1995 consisted of (i) $300,000 in research support from the Company's corporate partnership with the Wyeth/Lederle vaccine and pediatrics division of American Home, and (ii) contract research fees of $500,000 from the Company's strategic alliance with Abbott.

Operating; Research and Development Expenses

      Total operating expenses for the years ended December 31, 1996 and December 31, 1995 were $15,443,000 and $12,507,000, respectively, an increase of $2,936,000 or 23%. Research and development expenses for the years ended December 31, 1996 and December 31, 1995 were $11,482,000 and $8,768,000, respectively, an increase of $2,714,000 or 31%. Such amounts for the years ended December 31, 1996 and December 31, 1995 represented 74% and 70%, respectively, of total operating expenses. The increase in research and development expenses is primarily attributable to costs incurred for C225, the Company's lead therapeutic product candidate. This includes additional staffing and expenditures in the functional areas of product development, manufacturing and clinical and regulatory affairs to support the manufacture of C225 for human clinical trials and travel-related expenses to pursue strategic partnerships for C225 (and other product candidates). The remaining increase reflects growth in the area of discovery research for future product candidates.

General and Administrative Expenses

      General and administrative expenses include administrative personnel costs, costs incurred in connection with pursuing arrangements with corporate partners and technology licensors, and expenses associated with applying for patent protection for the Company's technology and products. Such expenses for the year ended December 31, 1996 were $3,961,000 compared to $3,739,000 for the year ended December 31, 1995, an increase of $222,000 or 6%. The increase primarily reflects additional staffing to support the expanding research, clinical, development and manufacturing efforts of the Company, particularly with its lead therapeutic product candidate, C225. The Company expects general and administrative expenses to increase in future years to support planned increases in research and development.

Interest and Other Income and Expenses

      Interest and other income was $918,000 for the year ended December 31, 1996 as compared to $3,120,000 for the year ended December 31, 1995, a decrease of $2,202,000 or 71%. Other income for the year ended December 31, 1995 included the Company's sale of the remaining one-half of its shares of capital stock of Cadus Pharmaceutical Corporation, a company it assisted in founding in 1992, for $3,000,000 to High River, LP. The greater interest income earned during the year ended December 31, 1996 reflects the Company's improved cash position from the November 1995 and February 1996 public sales of shares of its Common Stock. Interest expense was $823,000 and $1,054,000 for the years ended December 31, 1996 and December 31, 1995, respectively, a decrease of $231,000 or 22%. Such expense for both years primarily included interest on two then outstanding IDA Bonds with an aggregate principal amount of $4,313,000 ($2,113,000 of which was repaid in December 1997), interest recorded on the liability to Pharmacia for the reacquisition of the worldwide rights to IL-6m and the contract manufacture of clinical material, and interest accrued and the amortization of the non-cash debt discount recorded in connection with the Company's August 1995 financing with the Oracle Group.

Net Losses

      The Company had net losses to common stockholders of $16,015,000 or $0.83 per share, and $9,641,000 or $0.72 per share, for the years ended December 31, 1996 and December 31, 1995, respectively. The net loss to common stockholders for the year ended December 31, 1996 included a $1,267,000 or $0.07 per share extraordinary loss on early extinguishment of debt through the May issuance of Common Stock in lieu of cash repayment of a $2,500,000 loan due the Oracle Group and a $180,000 long-term note owed to a Company Director.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 1997, the Company's principal sources of liquidity consisted of cash and cash equivalents and securities available for sale of approximately $59,600,000. The Company has financed its operations since inception primarily through the public and private sales of equity securities, the sale of the IDA Bonds through the NYIDA, license fees and contract research and development fees and royalties received under agreements with collaborative partners and interest earned on these funds. Since inception, public and private sales of equity securities have raised approximately $163,799,000 in net proceeds, including approximately $23,200,000 raised in a public offering of 3,000,000 shares of Common Stock in March 1997 and approximately $39,997,000 raised in a private placement of 400,000 Series A Preferred Shares in December 1997. The sale of the IDA Bonds in each of 1985, 1986 and 1990 raised an aggregate of $6,313,000, the proceeds of which have been used for the acquisition, construction and installation of the Company's research and development facility in New York City, and of which $2,200,000 is currently outstanding. Since inception, the Company has earned approximately $28,662,000 from license fees, contract research and development fees and royalties from collaborative partners, including approximately $5,348,000 received in 1997. Since inception the Company has earned approximately $5,447,000 in interest income, including approximately $1,523,000 in 1997.

      The Company has obligations under various capital leases for certain laboratory, office and computer equipment and also certain building improvements primarily under a December 1996 financing agreement with Finova Technology Finance, Inc. ("Finova"). The agreement allows the Company to finance the lease of equipment and make certain building and leasehold improvements to existing facilities involving amounts aggregating approximately $2,500,000. As of
December 31, 1997, the Company had entered into six individual leases aggregating a total cost of $1,745,000. Each lease has a fair market value purchase option at the expiration of a 42-month term. Pursuant to the agreement, the Company issued to Finova a warrant expiring December 31, 1999 to purchase 23,220 shares of Common stock at an exercise price of $9.69 per share. The Company recorded a non-cash debt discount of approximately $125,000 in connection with this financing, which discount is being amortized over the 42-month term of the first lease. The financing agreement with Finova expired in December 1997 and the Company did not utilize the full $2,500,000 under the agreement. The Company anticipates that it will enter into a new financing agreement with Finova during the second quarter of 1998 aggregating approximately $2,000,000; however, no assurance can be given that such agreement will be consummated.

      The Company has expended and will continue to expend in the future substantial funds to continue the research and development of its products, conduct pre-clinical and clinical trials, establish clinical-scale and commercial-scale manufacturing in its own facilities or in the facilities of others, and market its products. The Company has entered into preliminary discussions with several major pharmaceutical companies regarding various alternatives concerning the funding of research and development for certain of its products. No assurance can be given that the Company will be successful in consummating any such alternatives. These discussions have included potential significant strategic alliances for the development and commercialization of the Company's lead product candidate, C225. Such strategic alliances could include up-front license fees plus milestone fees and revenue sharing. There can be no assurance that the Company will be successful in achieving such alliances, nor can the Company predict the amount of funds which might be available to it if it entered into such alliances or the time at which such funds would be made available.

      In January 1998, the Company completed the construction and commissioning of a new 1,750 square foot process development center at its Somerville, New Jersey facility at a cost of approximately $1,650,000. The Company has also taken steps to complete a formal design concept for large scale manufacturing at this facility. If the Company adapts this facility to large scale manufacturing or does so at another location, it will incur substantial additional costs. The lease on the Company's New York City facility expires in March 1999. The Company is currently in discussions regarding the extension of the lease and is considering other alternatives, such as relocating its executive offices and laboratories to a new facility. Were the Company to relocate its executive offices and laboratories, it would incur substantial additional costs.

      The IDA Bond issued in 1990 (the "1990 IDA Bond") in the outstanding principal amount of $2,200,000 becomes due in 2004. If the lease on the Company's New York City facility is terminated, the 1990 IDA Bond provides that it will become due 60 days prior to such termination. Interest payable on the 1990 IDA Bond will aggregate approximately $250,000 during 1998. The Company has granted the NYIDA a security interest in substantially all facility equipment located in the New York facility to secure the obligations of the Company to the NYIDA under the 1990 IDA Bond. In December 1997, the Company paid off the outstanding principal on the IDA Bond issued in 1986 in the aggregate principal amount of $2,113,000, plus accrued and unpaid interest thereon.

      The holders of the Series A Preferred Shares are entitled to receive cumulative dividends at an annual rate of $6.00 per share. Dividends accrue as of the issuance date of the Series A Preferred Shares and are payable on the outstanding Series A Preferred Shares in cash on December 31 of each year beginning December 31, 1999 or at the time of conversion or redemption of the Series A Preferred Shares on which the dividend is to be paid, whichever is sooner. Accrued dividends were $112,000 plus the incremental yield on the conversion discount of $51,000 at December 31, 1997.

      Total capital expenditures made during the year ended December 31, 1997 were $2,981,000. Of the total capital expenditures made during the year ended December 31, 1997, $1,324,000 has been reimbursed in accordance with the terms of the Finova agreement discussed above which provides for improvements and equipping of the Company's manufacturing facility in New Jersey. The balance of capital additions was for equipment and computer-related purchases for both the New Jersey facility and the corporate office and research laboratories in New York.

      The Company anticipates that its existing capital resources, including the on-going research support of its corporate partners, should enable it to maintain its current and planned operations through the end of the year 2000. However, the receipt of such ongoing research support is subject to attaining research and development milestones, certain of which have not yet been achieved. There can be no assurance that the Company will achieve these milestones. The Company's future working capital and capital requirements will depend upon numerous factors, including the progress of the Company's research and development programs, pre-clinical testing and clinical trials, the Company's corporate partners fulfilling their obligations to the Company, the timing and cost of seeking regulatory approvals, the cost of manufacturing scale-up and effective commercialization activities and arrangements, the level of resources that the Company devotes to the development of marketing and sales capabilities, the costs involved in filing, prosecuting and enforcing patent claims, technological advances, the status of competitors and the ability of the Company to maintain existing and establish new collaborative arrangements with other companies to provide funding to the Company to support these activities. In order to fund its capital needs after the end of the year 2000, the Company will require significant levels of additional capital and intends to raise the capital through additional arrangements with corporate partners, equity or debt financings or from other sources. There is no assurance the Company will be successful in consummating any such arrangements. If adequate funds are not available, the Company may be required to significantly curtail its planned operations.

      Uncertainties associated with the length and expense of pre-clinical and clinical testing of any of the Company's products could greatly increase the cost of development of such product and affect the timing of anticipated revenues from product sales, and failure by the Company to obtain regulatory approval for any product will preclude its commercialization. In addition, the failure by the Company to obtain patent protection for its products may make certain of its products commercially unattractive.

      At December 31, 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $115,000,000 which expire at various dates from 2000 through 2012. At December 31, 1997 the Company had research credit carryforwards of approximately $2,303,000 which expire at various dates between years 2001 and 2012. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of the Company's net operating loss and research credit carryforwards may be limited if the Company experiences a change in ownership of more than 50 percentage points within a three-year period. Since 1986, the Company experienced two ownership changes. Accordingly, the Company is significantly limited in utilizing its tax net operating loss carryforwards arising before such ownership changes to offset future federal taxable income. Similarly, the Company is significantly restricted in using its research credit carryforwards arising before such ownership changes to offset future federal income tax expense.

OTHER ITEMS

      The Company is  evaluating  the risks and costs  associated  with the year
2000 conversion. The Company intends to communicate with those organizations with which it does business to ensure that year 2000 issues will be resolved in a timely manner. If necessary modifications and conversions by those with which the Company does business are not completed timely, the year 2000 conversion issue may have a material adverse effect on the Company's consolidated financial position and results of operations. Based on the Company's ongoing evaluation, management does not currently believe that the costs to achieve year 2000 compliance will be material to the Company's financial position or results of operations.

Item  7A. Quantitative and Qualitative Disclosures About Market Risk.

      Not Applicable.

Item  8.  Financial Statements and Supplementary Data.

      The response to this item is submitted as a separate section of this report commencing on Page F-1.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      Not Applicable.

                                    PART III

      The information required by "Item 10. - Directors and Executive Officers of the Registrant"; "Item 11. - Executive Compensation"; "Item 12. - Security Ownership of Certain Beneficial Owners and Management"; and "Item 13. - Certain relationships and Related Transactions" is incorporated into Part III of this Annual Report on Form 10-K by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 27, 1998.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1)and(2). The  response  to  this  portion  of Item 14. is  submitted  as  a separate section of this report commencing on page F-1. (a) (3) Exhibits (numbered in accordance with Item 601 of Regulation S-K).

                                                                   Incorporation
Exhibit No.                         Description                     by Reference
-----------                         -----------                     ------------
 3.1          Certificate of Incorporation, and all amendments
              thereto                                              N (3.1)
 3.2          Amended and Restated By-Laws of the Company          M (3.2)
 4.1          Form of Warrant issued to the Company's officers
              and directors under Warrant Agreements               A (4.1)
 4.2          Stock Purchase Agreement between Erbamont Inc. and
              the Company, dated May 1, 1989                       A (4.2)
 4.3          Stock Purchase Agreement between American Cyanamid
              Company (Cyanamid) and the Company dated December
              18, 1987                                             A (4.3)
 4.4          Form of Subscription Agreement entered into in
              connection with September 1991 private placement     A (4.4)
 4.5          Form of Warrant issued in connection with
              September 1991 private placement                     A(4.5)
 4.6          Preferred Stock Purchase Agreement between the
              Company and Merck KGaA ("Merck") dated December
              3, 1997                                              P
 4.7          Certificate of Designations, Preferences and
              Rights of Series A Convertible Preferred Stock       P
10.1          Company's 1986 Employee Incentive Stock Option
              Plan, including form of Incentive Stock Option
              Agreement                                            F (10.1)
10.2          Company's 1986 Non-qualified Stock Option Plan,
              including form of Non-qualified Stock Option
              Agreement                                            F (10.2)
10.3          Company's 401(k) Plan                                F (10.3)
10.4          Research and License Agreement between Merck and
              the Company dated December 19, 1990                  B (10.4)
10.5          Hematopoietic Growth Factors License Agreement
              between Erbamont, N.V. and the Company, dated May
              1, 1989, and Supplemental Amendatory Agreement
              between Erbamont, N.V. and the Company dated
              September 28, 1990                                   B (10.6)
10.6          Agreement between Cyanamid and the Company dated
              December 18, 1987 and supplemental letter
              agreement between Cyanamid and the Company dated
              September 6, 1991                                    B (10.7)
10.7          Agreement between Hadasit Medical Research
              Services & Development, Ltd. and the Company         B (10.8)
10.8          Agreement between Hadasit Medical Research
              Services & Development, Ltd. and the Company dated
              September 21, 1989                                   B (10.9)
10.9          Supported Research Agreement between Memorial
              Sloan-Kettering Cancer Center (MSKCC) and the
              Company dated March 26, 1990                         A (10.10)
10.10         License Agreement between MSKCC and the Company,
              dated March 26, 1990                                 B (10.11)
10.11         License Agreement between MSKCC and the Company,
              dated March 26, 1990                                 B (10.12)
10.12         License Agreement between MSKCC and the Company,
              dated March 26, 1990                                 B (10.13)
10.13         Research Agreement between the Trustees of
              Princeton University (Princeton) and the Company
              dated January 1, 1991                                B (10.14)
10.14         Research Agreement between Princeton and the
              Company dated May 1, 1991                            B (10.15)
10.15         Research Agreement between Princeton and the
              Company dated May 1, 1991                            B (10.16)
10.16         License Agreement between Princeton and the
              Company dated March 20, 1991                         B (10.17)
10.17         License Agreement between Princeton and the
              Company dated May 29, 1991                           B (10.18)
10.18         License Agreement between Princeton and Oncotech,
              Inc. dated September 3, 1987                         B (10.19)
10.19         Supported Research Agreement between The
              University of North Carolina at Chapel Hill
              ("UNC") and the Company effective July 5, 1988       B (10.20)
10.20         License Agreement between UNC and the Company
              dated July 5, 1988                                   B (10.21)
10.21         License Agreement between UNC and the Company
              dated July 27, 1988                                  B (10.22)
10.22         Supported Research Agreement between UNC and the
              Company effective April 1, 1989                      B (10.23)
10.23         License Agreement between UNC and the Company
              dated July 1, 1991                                   B (10.24)
10.24         Agreement between Celltech Limited and the Company
              dated May 23, 1991                                   B (10.25)
10.25         Form of Non-disclosure and Discovery Agreement
              between employees of the Company and the Company     A (10.30)
10.26         Industrial Development Bond Documents:               A (10.31)
10.26.1       Industrial Development Revenue Bonds (1985 ImClone
              Systems Incorporated Project)                        A (10.31.1)

10.26.1.1     Lease Agreement, dated as of October 1, 1985,
              between the New York City Industrial Development
              Agency (NYCIDA) and the Company, as Lessee           A (10.31.1.3)
10.26.1.2     Indenture of Trust, dated as of October 1, 1985,
              between NYCIDA and United States Trust Company of
              New York (US Trust), as Trustee                      A (10.31.1.2)
10.26.1.3     Company Sublease Agreement, dated as of October 1,
              1985, between the Company and NYCIDA                 A (10.31.1.3)
10.26.1.4     Tax Regulatory Agreement, dated October 9, 1985,
              from NYCIDA and the Company to US Trust, as
              Trustee                                              A (10.31.1.4)
10.26.1.5     Lessee Guaranty Agreement, dated as of October 1,
              1985, between the Company and US Trust, as Trustee   A (10.31.1.5)
10.26.1.6     First Supplemental Indenture of Trust, dated as of
              November 1, 1985 from the NYCIDA to US Trust         A (10.31.1.6)
10.26.1.7     Third Supplemental Indenture of Trust, dated as of
              October 12, 1990 from NYCIDA to US Trust             A (10.31.1.7)
10.26.2       Industrial Development Revenue Bonds (1986 ImClone
              Systems Incorporated Project)                        A (10.31.2)
10.26.2.1     First Amendment to Company Sublease Agreement,
              dated as of December 1, 1986, between the Company,
              as Sublessor, and NYCIDA as Sublessee                A (10.31.2.1)
10.26.2.2     First Amendment to Lease Agreement, dated as of
              December 1, 1986, between NYCIDA and the Company,
              as Lessee                                            A (10.31.2.2)
10.26.2.3     Second Supplement Indenture of Trust, dated as of
              December 1, 1986 between NYCIDA and US Trust, as
              Trustee                                              A (10.31.2.3)
10.26.2.4     Tax Regulatory Agreement, dated December 31, 1986,
              from NYCIDA and the Company to US Trust, as
              Trustee                                              A (10.31.2.4)
10.26.2.5     First Amendment to Lessee Guaranty Agreement,
              dated as of December 1, 1986, between the Company
              and US Trust, as Trustee                             A (10.31.2.5)
10.26.2.6     Bond Purchase Agreement, dated as of December 31,
              1986, between NYCIDA and New York Muni Fund, Inc.,
              as Purchaser                                         A(10.31.2.6)
10.26.2.7     Letter of Representation and Indemnity Agreement,
              dated as of December 31, 1986, from the Company to
              NYCIDA and New York Muni Fund, Inc., as Purchaser    A(10.31.2.7)
10.26.3       Industrial Development Revenue Bonds (1990 ImClone
              Systems Incorporated Project)                        A(10.31.3)
10.26.3.1     Lease Agreement, dated as of August 1, 1990,
              between NYCIDA and the Company, as lessee            A(10.31.3.1)
10.26.3.2     Company Sublease Agreement, dated as of August 1,
              1990, between the Company, as Sublessor, and
              NYCIDA                                               A (10.31.3.2)
10.26.3.3     Indenture of Trust, dated as of August 1, 1990,
              between NYCIDA and US Trust, as Trustee              A (10.31.3.3)
10.26.3.4     Guaranty Agreement, dated as of August 1, 1990,
              from the Company to US Trust, as Trustee             A (10.31.3.4)
10.26.3.5     Tax Regulatory Agreement, dated August 1, 1990,
              from the Company and NYC.IDA to US Trust, as
              Trustee                                              A(10.31.3.5)
10.26.3.6     Agency Security Agreement, dated as of August 1,
              1990, from the Company, as Debtor, and the NYCIDA
              to US Trust, as Trustee                              A(10.31.3.6)
10.26.3.7     Letter of Representation and Indemnity Agreement,
              dated as of August 14, 1990, from the Company to
              NYCIDA, New York Mutual Fund, Inc., as the
              Purchaser and Chase Securities, Inc., as Placement
              Agent Company to NYCIDA                              A(10.31.3.7)
10.27         Lease Agreement between 180 Varick Street
              Corporation and the Company, dated October 8,
              1985, and Additional Space and Modification
              Agreement between 180 Varick Street Corporation
              and the Company, dated June 13, 1989                 A(10.32)
10.28         License Agreement between The Board of Trustees of
              the Leland Stanford Junior University and the
              Company effective May 1, 1991                        A(10.33)
10.29         License Agreement between Genentech, Inc. and the
              Company dated December 28, 1989                      A(10.34)
10.30         License Agreement between David Segev and the
              Company dated December 28, 1989                      B(10.35)
10.31         Letter of Intent between the Company and Dr. David
              Segev dated November 18, 1991                        C(10.40)
10.32         Agreement between the Company and Celltech Limited
              dated March 11, 1992                                 C(10.42)
10.33         Agreement of Sale dated June 19, 1992 between the
              Company and Korsch Tableting Inc.                    D(10.45)
10.34         Research and License Agreement, having an
              effective date of December 15, 1992, between the
              Company and Abbott Laboratories                      E(10.46)
10.35         Research and License Agreement between the Company
              and Chugai Pharmaceutical Co., Ltd. dated January
              25, 1993                                             E(10.47)

10.36         License Agreement between the Company and the
              Regents of the University of California dated
              April 9, 1993                                        G (10.48)
10.37         Contract between the Company and John Brown, a
              division of Trafalgar House, dated January 19,
              1993                                                 H (10.49)
10.38         Collaboration and License Agreement between the
              Company and the Cancer Research Campaign
              Technology, Ltd., signed April 4, 1994, with an
              effective date of April 1, 1994.                     G (10.50)
10.39         Termination Agreement between the Company and
              Erbamont Inc. dated July 21, 1993                    H (10.51)
10.40         Research and License Agreement between the Company
              and Cyanamid dated September 15, 1993                G (10.52)
10.41         Clinical Trials Agreement between the Company and
              the National Cancer Institute dated November 23,
              1993                                                 H (10.53)
10.42         License Agreement between the Company and UNC
              dated December 1, 1993                               G (10.54)
10.43         Notice of Termination for the research
              collaboration between the Company and Chugai
              Pharmaceutical Co., Ltd. dated December 17, 1993     H (10.55)
10.44         License Agreement between the Company and
              Rhone-Poulenc Rorer dated June 13, 1994              I (10.56)
10.45         Offshore Securities Subscription Agreement between
              ImClone Systems Incorporated and GFL Ultra Fund
              Limited dated August 12, 1994                        I (10.57)
10.46         Offshore Securities Subscription Agreement between
              ImClone Systems Incorporated and GFL Ultra Fund
              Limited dated November 4, 1994                       I (10.58)
10.47         Offshore Securities Subscription Agreement between
              ImClone Systems Incorporated and Anker Bank
              Zuerich dated November 10, 1994                      I (10.59)
10.48         Option Agreement, dated as of April 27, 1995,
              between ImClone Systems Incorporated and High
              River Limited Partnership relating to capital
              stock of Cadus Pharmaceutical Corporation            J (10.60)
10.49         Option Agreement, dated as of April 27, 1995,
              between ImClone Systems Incorporated and High
              River Limited Partnership relating to 300,000
              shares of Common Stock of ImClone Systems
              Incorporated                                         J (10.61)
10.50         Option Agreement, dated as of April 27, 1995,
              between ImClone Systems Incorporated and High
              River Limited Partnership relating to 150,000
              shares Common Stock of ImClone Systems
              Incorporated                                         J (10.62)
10.51         Stock Purchase Agreement, dated as of August 10,
              1995, by and between ImClone Systems Incorporated
              and the members of the Oracle Group                  J (10.63)
10.52         Form of Warrant issued to the members of the
              Oracle Group                                         J (10.64)
10.53         Loan Agreement, dated as of August 10, 1995, by
              and between ImClone Systems Incorporated and the
              members of the Oracle Group                          J (10.65)
10.54         Security Agreement, dated as of August 10, 1995,
              by and between ImClone Systems Incorporated and
              the members of the Oracle Group                      J (10.66)
10.55         Mortgage, dated August 10, 1995, made by ImClone
              Systems Incorporated for the benefit of Oracle
              Partners, L.P., as Agent                             J (10.67)
10.56         Financial Advisory Agreement entered into between
              the Company and Genesis Merchant Group Securities
              dated November 2, 1995                               K (10.68)
10.57         Repayment Agreement (with Confession of Judgment,
              and Security Agreement) entered into between the
              Company and Pharmacia, Inc. on March 6, 1996         K (10.69)
10.58         License Amendment entered into between the Company
              and Abbott Laboratories on August 28,
              1995,amending the Research and License Agreement
              between the parties dated December 15, 1992          K (10.70
10.59         Amendment of September 1993 to the Research and
              License Agreement between the Company and Merck of
              April 1, 1990                                        K (10.71)
10.60         Amendment of October 1993 to the Research and
              License Agreement between the Company and Merck of
              April 1, 1990                                        K (10.72)
10.61         Employment agreement dated May 17, 1996 between
              the Company and Carl S. Goldfischer                  L (10.73)
10.62         Financial Advisory Agreement dated February 26,
              1997 between the Company and Hambrecht & Quist LLC   L (10.74)
10.63         Exchange Agreement exchanging debt for Common
              Stock dated as of April 15, 1996 among the Company
              and members of The Oracle Group.                     L (10.75)
10.64         Collaborative Research and License Agreement
              between the Company and CombiChem, Inc. dated
              October 10, 1997                                     L (10.76)

10.65         Amendment of May 1996 to Research and License
              Agreement between the Company and Merck of April
              1, 1990                                              O
10.66         Amendment of December 1997 to Research and License
              Agreement between the Company and Merck of April
              1, 1990                                              O
21.1          Subsidiaries                                         P
23.1          Consent of KPMG Peat Marwick LLP                     P
27.1          Financial Data Schedule                              P
99.1          1996 Incentive Stock Option Plan, as amended         N (99.1)
99.2          1996 Non-Qualified Stock Option Plan, as amended     N (99.2)

----------
A Previously filed with the Commission; incorporated by reference to Registration Statement on Form S-1, File No. 33-43064.

B Previously filed with the Commission; incorporated by reference to Registration Statement on Form S-1, File No. 33-43064. Confidential treatment was granted for a portion of this exhibit.

C Previously filed with the Commission; incorporated by reference to Registration Statement on Form S-1, File No. 33-48240. Confidential treatment was granted for a portion of this exhibit.

D Previously filed with the Commission; incorporated by reference to the Company's Annual Report on Form 10-K, filed June 26, 1992.

E Previously filed with the Commission; incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992. Confidential treatment was granted for a portion of this Exhibit.

F Previously filed with the Commission; incorporated by reference Amendment No. 1 to Registration Statement on to Form S-1, File No. 33-61234.

G Previously filed with the Commission; incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993. Confidential Treatment was granted for a portion of this Exhibit.

H Previously filed with the Commission; incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

I Previously filed with the Commission; incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

J Previously filed with the Commission; incorporated by reference to Registration Statement on Form S-2, File No. 33-98676.

K Previously filed with the Commission, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

L Previously filed with the Commission; incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, as amended. Confidential treatment was granted for a portion of this Exhibit.

M Previously filed with the Commission; incorporated by reference to the Company's Current Report on Form 8-K dated January 21, 1998.

N Previously filed with the Commission; incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

O Filed herewith. Confidential treatment has been requested with respect to certain portions of this Exhibit.

P     Filed herewith.

(b)  Reports on Form 8-K

      On December 9, 1997, the Company filed with the Securities and Exchange Commission (the "Commission") a Current Report on Form 8-K dated December 4, 1997 relating to the Company's entering into an amendment with Merck to the Company's Research and License Agreement with Merck and the purchase by Merck from the Company of 400,000 shares of Series A Preferred Stock (Item 5).

      On October 15, 1997, the Company filed with the Commission a Current Report on Form 8-K dated October 10, 1997 relating to the Company's entering into a Collaborative Research and License Agreement with CombiChem and the purchase of shares of CombiChem Common Stock (Item 5).

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           IMCLONE SYSTEMS INCORPORATED

March 27, 1998                             By /s/ Samuel D. Waksal
                                              ----------------------------------
                                           Samuel D. Waksal
                                           President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


        Signature                         Title                        Date
        ---------                         -----                        ----

/s/ Robert F. Goldhammer   Chairman of the Board of Directors     March 27, 1998
--------------------------
(Robert F. Goldhammer)

/s/ Samuel D. Waksal       President, Chief Executive Officer     March 27, 1998
-------------------------- and Director
(Samuel D. Waksal)         (Principal Executive Officer)

/s/ Harlan W. Waksal       Executive Vice President,              March 27, 1998
-------------------------- Chief Operating Officer and Director
(Harlan W. Waksal)

/s/ Carl S. Goldfischer    Vice President, Financial and          March 27, 1998
-------------------------- Strategic Planning and Chief Financial
(Carl S. Goldfischer)      Officer (Principal Financial Officer)

/s/ Richard Barth          Director                               March 27, 1998
--------------------------
(Richard Barth)

/s/ Jean Carvais           Director                               March 27, 1998
--------------------------
(Jean Carvais)

/s/ Vincent T. DeVita, Jr. Director                               March 27, 1998
--------------------------
(Vincent T. DeVita, Jr.)


/s/ David M. Kies          Director                               March 27, 1998
--------------------------
(David M. Kies)

__________________________ Director                               March 27, 1998
(Paul B. Kopperl)

/s/ John Mendelsohn        Director                               March 27, 1998
--------------------------
(John Mendelsohn)

/s/ William R. Miller      Director                               March 27, 1998
--------------------------
(William R. Miller)

                              FINANCIAL STATEMENTS

                          Index to Financial Statements

Financial Statements
Independent Auditors' Report .............................................   F-2
Balance Sheets at December 31, 1997 and 1996 .............................   F-3
Statements of Operations for the Years Ended
 December 31, 1997, 1996, and 1995 .......................................   F-4
Statements of Stockholders' Equity for the Years
 Ended December 31, 1997, 1996, and 1995 .................................   F-5
Statements of Cash Flows for the Years Ended
 December 31, 1997, 1996, and 1995 .......................................   F-6
Notes to Financial Statements ............................................   F-7

INDEPENDENT AUDITORS' REPORT

The Board of Directors of ImClone Systems Incorporated:

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ImClone Systems Incorporated as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                           /s/  KPMG Peat Marwick LLP
                                           ----------------------------
                                               KPMG Peat Marwick LLP

New York, New York
February 20, 1998

                          IMCLONE SYSTEMS INCORPORATED

                                 Balance Sheets
                        (in thousands, except share data)

                                                       December 31, December 31,
                                     Assets                1997          1996
                                                       -----------  ------------
Current assets:
     Cash and cash equivalents ......................... $   2,558    $   2,734
     Securities available for sale .....................    57,052       10,780
     Prepaid expenses ..................................       596          122
     Amount due from officer and stockholder ...........      --            101
     Other current assets ..............................       589          479
                                                         ---------    ---------
                      Total current assets .............    60,795       14,216
                                                         ---------    ---------
Property and equipment:
     Land ..............................................       340          340
     Building and building improvements ................     8,969        8,969
     Leasehold improvements ............................     4,832        4,832
     Machinery and equipment ...........................     6,315        5,159
     Furniture and fixtures ............................       550          536
     Construction in progress ..........................     2,159          320
                                                         ---------    ---------
                      Total cost .......................    23,165       20,156
     Less accumulated depreciation
            and amortization ...........................   (11,294)      (9,606)
                                                         ---------    ---------
                      Property and equipment, net ......    11,871       10,550
                                                         ---------    ---------
Patent costs, net ......................................       944          977
Deferred financing costs, net ..........................        55           65
Other assets ...........................................     2,115           77
                                                         ---------    ---------
                                                         $  75,780    $  25,885
                                                         =========    =========

                      Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable .................................. $   1,731    $   1,059
     Accrued expenses and other ........................     1,440        1,366
     Interest payable ..................................        68          238
     Deferred revenue ..................................       208         --
     Current portion of long-term liabilities ..........       677        3,858
                                                         ---------    ---------
                      Total current liabilities ........     4,124        6,521
                                                         ---------    ---------
Long-term debt .........................................     2,200        2,200
Other long-term liabilities, less current portion ......     1,230          575
                                                         ---------    ---------
                      Total liabilities ................     7,554        9,296
                                                         ---------    ---------
Commitments and contingencies

Stockholders' equity:
     Preferred stock, $1.00 par value;  authorized
          4,000,000 shares;  issued and outstanding
          Series A  Convertible:  400,000 and none
          at December 31, 1997 and December 31, 1996,
          respectively (preference in liquidation
          $40,112 and none, respectively)  .............       400         --
     Common stock, $.001 par value; authorized
          45,000,000 shares; issued 24,265,072
          and 20,248,122 at December 31, 1997 and
          December 31, 1996, respectively;
          outstanding 24,214,255 and
          20,233,699 at December 31, 1997 and
          December 31, 1996, respectively ..............        24           20
     Additional paid-in capital ........................   185,706      118,760
     Accumulated deficit ...............................  (117,464)    (101,973)
     Treasury stock, at cost; 50,817 and 14,423
          shares at December 31, 1997
          and December 31, 1996, respectively ..........      (492)        (169)
     Unrealized gain (loss) on securities
          available for sale ...........................        52          (49)
                                                         ---------    ---------
                      Total stockholders' equity .......    68,226       16,589
                                                         ---------    ---------
                                                         $  75,780    $  25,885
                                                         =========    =========

                 See accompanying notes to financial statements.

                          IMCLONE SYSTEMS INCORPORATED

                            Statements of Operations
                      (in thousands, except per share data)

                                                   Year Ended December 31,
                                              -------------------------------
                                                1997       1996        1995
                                              -------    --------    --------
Revenues:
  License fees from third parties ......     $  3,000    $     75    $   --
  Research and development funding
   from third parties and other ........        2,348         525         800
                                             --------    --------    --------
    Total revenues .....................        5,348         600         800
                                             --------    --------    --------
Operating expenses:
  Research and development .............       16,455      11,482       8,768
  General and administrative ...........        5,356       3,961       3,739
                                             --------    --------    --------
    Total operating expenses ...........       21,811      15,443      12,507
                                             --------    --------    --------
Operating loss .........................      (16,463)    (14,843)    (11,707)
                                             --------    --------    --------
Other:
  Interest and other income ............       (1,523)       (918)     (3,120)
  Interest expense .....................          551         823       1,054
                                             --------    --------    --------
    Net interest and other income ......         (972)        (95)     (2,066)
                                             --------    --------    --------
Loss before extraordinary item .........      (15,491)    (14,748)     (9,641)

Extraordinary loss on
 extinguishment of debt ................         --         1,267        --
                                             --------    --------    --------
Net loss ...............................      (15,491)    (16,015)     (9,641)

Preferred dividends (including
 incremental yield of $51) .............          163        --          --
                                             --------    --------    --------
Net loss to common stockholders ........     $(15,654)   $(16,015)   $ (9,641)
                                             ========    ========    ========
Net loss per common share:
  Basic and diluted:
    Loss before extraordinary item .....     $  (0.67)   $  (0.76)   $  (0.72)
    Extraordinary loss on
     extinguishment of debt ............         --          0.07        --
                                             --------    --------    --------
  Net loss .............................     $  (0.67)   $  (0.83)   $  (0.72)
                                             ========    ========    ========
Weighted average shares outstanding ....       23,457      19,371      13,311
                                             ========    ========    ========

                 See accompanying notes to financial statements.

                          IMCLONE SYSTEMS INCORPORATED

                       Statements of Stockholders' Equity
                  Years Ended December 31, 1995, 1996, and 1997
                        (in thousands, except share data)

                                              Preferred Stock                Common Stock           Additional
                                         -------------------------    --------------------------     Paid-in     Accumulated
                                           Shares       Amount           Shares        Amount        Capital        Deficit
                                         ----------    -----------    -----------    -----------   -----------   -----------
Balance at December 31, 1994  .......          --      $      --       12,577,685    $        13   $    84,630   $   (76,317)
                                        -----------    -----------    -----------    -----------   -----------   -----------
Issuance of common stock ............                                   4,000,000              4        11,998
Options exercised ...................                                     156,750                          162
Warrants exercised ..................                                      15,300                           23
Payment of promissory notes .........                                      57,184                           36
Proceeds from promissory notes ......                                                                        2
Debt discount .......................                                                                    1,063
Net loss ............................                                                                                 (9,641)
                                        -----------    -----------    -----------    -----------   -----------   -----------
Balance at December 31, 1995  .......          --      $      --       16,806,919    $        17   $    97,914   $   (85,958)
                                        -----------    -----------    -----------    -----------   -----------   -----------
Issuance of common stock ............                                   2,200,000              2        13,560
Options exercised ...................                                     266,275                          846
Warrants exercised ..................                                     604,892              1         2,960
Options granted to non-employees ....                                                                       95
Extinguishment of debt ..............                                     357,333                        3,260
Debt discount .......................                                                                      125
Treasury shares .....................                                      (1,720)
Changes in unrealized loss on
    securities available for sale ...
Net loss ............................                                                                                (16,015)
                                        -----------    -----------    -----------    -----------   -----------   -----------
Balance at December 31, 1996  .......          --      $      --       20,233,699    $        20   $   118,760   $  (101,973)
                                        -----------    -----------    -----------    -----------   -----------   -----------
Issuance of preferred stock .........       400,000            400                                      39,597
Issuance of common stock ............                                   3,000,000              3        23,152
Options exercised ...................                                     147,450                          223
Warrants exercised ..................                                     869,500              1         1,385
Options granted to non-employees ....                                                                      189
Options/warrants granted to
 employees ..........................                                                                    2,512
Treasury shares .....................                                     (36,394)
Changes in unrealized gain on
    securities available for sale ...
Preferred stock dividends ...........                                                                     (112)
Net loss ............................                                                                                (15,491)
                                        -----------    -----------    -----------    -----------   -----------   -----------
Balance at December 31, 1997  .......       400,000    $       400     24,214,255    $        24   $   185,706   $  (117,464)
                                        ===========    ===========    ===========    ===========   ===========   ===========

                                                      Unrealized
                                                      (Loss) on
                                                      Securities
                                        Treasury      Available
                                          Stock        for Sale        Total
                                       ----------    -----------    -----------
Balance at December 31, 1994  .......  $     (150)   $      --      $     8,176
                                       ----------    -----------    -----------
Issuance of common stock ............                                    12,002
Options exercised ...................                                       162
Warrants exercised ..................                                        23
Payment of promissory notes .........                                        36
Proceeds from promissory notes ......                                         2
Debt discount .......................                                     1,063
Net loss ............................                                    (9,641)
                                       ----------    -----------    -----------
Balance at December 31, 1995  .......  $     (150)   $      --      $    11,823
                                       ----------    -----------    -----------
Issuance of common stock ............                                    13,562
Options exercised ...................                                       846
Warrants exercised ..................                                     2,961
Options granted to non-employees ....                                        95
Extinguishment of debt ..............                                     3,260
Debt discount .......................                                       125
Treasury shares .....................         (19)                          (19)
Changes in unrealized loss on
    securities available for sale ...                        (49)           (49)
Net loss ............................                                   (16,015)
                                       ----------    -----------    -----------
Balance at December 31, 1996  .......  $     (169)   $       (49)   $    16,589
                                       ----------    -----------    -----------
Issuance of preferred stock .........                                    39,997
Issuance of common stock ............                                    23,155
Options exercised ...................                                       223
Warrants exercised ..................                                     1,386
Options granted to non-employees ....                                       189
Options/warrants granted to
 employees ..........................                                     2,512
Treasury shares .....................        (323)                         (323)
Changes in unrealized gain on
    securities available for sale ...                        101            101
Preferred stock dividends ...........                                      (112)
Net loss ............................                                   (15,491)
                                       ----------    -----------    -----------
Balance at December 31, 1997  .......  $     (492)   $        52    $    68,226
                                       ==========    ===========    ===========

                 See accompanying notes to financial statements.

                          IMCLONE SYSTEMS INCORPORATED

                            Statements of Cash Flows
                                 (in thousands)

                                                                    Year Ended December 31,
                                                            ------------------------------------
                                                               1997         1996         1995
                                                            ----------   ----------   ----------
Cash flows from operating activities:
  Net loss ..............................................   $ (15,491)   $ (16,015)   $  (9,641)
  Adjustments to reconcile net loss to net
        cash used in operating activities:
    Depreciation and amortization .......................       1,797        1,704        1,789
    Expense associated with issuance
        of options and warrants .........................       2,729           95         --
    Extraordinary loss on extinguishment of debt ........        --          1,267         --
    Discounted interest amortization ....................        --            156          222
    Write-off of fixed assets ...........................        --           --              2
    Write-off of patent costs ...........................         146         --            126
    Loss on sale of investments .........................           2         --           --
    Changes in:
      Prepaid expenses ..................................        (474)          (7)         (37)
      Other current assets ..............................        (110)        (453)          42
      Due from officer ..................................         101           31           24
      Other assets ......................................         (37)         (14)         115
      Interest payable ..................................        (170)        (105)         328
      Accounts payable ..................................         672           67         (624)
      Accrued expenses and other ........................          75          540          421
      Deferred revenue ..................................         208         --           --
                                                            ---------    ---------    ---------
         Net cash used in operating activities ..........     (10,552)     (12,734)      (7,233)
                                                            ---------    ---------    ---------
Cash flows from investing activities:
  Acquisitions of property and equipment ................      (1,657)        (272)         (36)
  Purchases of securities available for sale ............    (241,623)     (32,665)        --
  Sales of securities available for sale ................     195,450       21,836         --
  Investment in CombiChem, Inc ..........................      (2,000)        --           --
  Additions to patents ..................................        (212)        (343)        (186)
                                                            ---------    ---------    ---------
         Net cash used in investing activities ..........     (50,042)     (11,444)        (222)
                                                            ---------    ---------    ---------
Cash flows from financing activities:
  Net proceeds from issuance of preferred stock .........      39,997         --           --
  Net proceeds from issuance of common stock ............      23,154       13,562       12,002
  Proceeds from exercise of stock options and
     warrants............................................       1,581        3,807          185
  Purchase of treasury stock ............................        (323)         (19)        --
  Proceeds from long-term notes payable .................        --           --          2,680
  Proceeds from short-term notes payable ................        --           --            100
  Repayment of long-term debt ...........................      (2,113)        --           --
  Repayment of short-term notes payable .................        --           --           (284)
  Payments of other liabilities .........................      (1,878)        (645)         (53)
                                                            ---------    ---------    ---------
          Net cash provided by financing activities .....      60,418       16,705       14,630
                                                            ---------    ---------    ---------
Net (decrease) increase in cash and cash equivalents ....        (176)      (7,473)       7,175

Cash and cash equivalents at beginning of period ........       2,734       10,207        3,032
                                                            ---------    ---------    ---------
Cash and cash equivalents at end of period ..............   $   2,558    $   2,734    $  10,207
                                                            =========    =========    =========

                 See accompanying notes to financial statements.

                          IMCLONE SYSTEMS INCORPORATED

                          Notes To Financial Statements

      (1) Organization and Basis of Preparation

      ImClone Systems Incorporated (the "Company") is a biopharmaceutical company engaged primarily in the research and development of therapeutic products for the treatment of cancer and cancer related disorders. The Company employs accounting policies that are in accordance with generally accepted accounting principles in the United States.

      The biopharmaceutical industry is subject to rapid and significant technological change. The Company has numerous competitors, including major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions. These competitors may succeed in developing technologies and products that are more effective than any that are being developed by the Company or that would render the Company's technology and products obsolete and non-competitive. Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than the Company. In addition, many of the Company's competitors have significantly greater experience than the Company in pre-clinical testing and human clinical trials of new or improved pharmaceutical products and in obtaining Food and Drug Administration ("FDA") and other regulatory approvals on products for use in health care. The Company is aware of various products under development or manufactured by competitors that are used for the prevention, diagnosis or treatment of certain diseases the Company has targeted for product development, some of which use therapeutic approaches that compete directly with certain of the Company's product candidates. The Company has limited experience in conducting and managing pre-clinical testing necessary to enter clinical trials required to obtain government approvals and has limited experience in conducting clinical trials. Accordingly, the Company's competitors may succeed in obtaining FDA approval for products more rapidly than the Company, which could adversely affect the Company's ability to further develop and market its products. If the Company commences significant commercial sales of its products, it will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which the Company has limited or no experience.

      (2) Summary of Significant Accounting Policies

      (a)Cash Equivalents

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

      At December 31, 1997, all investments in securities were classified as available-for-sale.

      (c) Long-Lived Assets

      Long-lived assets include:

      o Fixed assets are stated at cost. Depreciation of fixed assets is provided by straight-line methods over estimated useful lives of three to twelve years, and leasehold improvements are being amortized over the related lease term (including optional renewal periods (Note 12)) or the service lives of the improvements, whichever is shorter.

      o Patent and patent application costs are amortized on a straight-line basis over their respective expected useful lives, up to a 15-year period. Capitalized patent costs are reviewed for impairment whenever events or circumstances provide evidence that suggests that the carrying amount may not be recoverable. The Company assesses the recoverability of net capitalized patent costs by determining if the unamortized balance can be recovered through future cash flows.

     The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their full carrying value may not be recovered. Assets are considered to be impaired and written down to fair value if expected associated cash flows are less than the carrying amounts. Fair value is generally the present value of the expected associated cash flows.

      (d) Deferred Financing Costs

      Costs incurred in obtaining the Industrial Development Revenue Bonds (Note
6) are amortized using the straight-line method over the terms of the related bonds.

      (e) Gain on Sale of Investment in Affiliate

      Cadus Pharmaceutical Corporation ("Cadus") was incorporated in January 1992 to develop novel classes of therapeutics that target signal transduction pathways. The Company held a 50% investment in the capital stock of Cadus through November 1994. During 1994 and 1995, the Company sold its capital stock holding in Cadus to High River Limited Partnership ("High River"). The Statement of Operations for the year ended December 31, 1995 includes in interest and other income the gain on the sale of the Cadus stock sold during that period. In exchange for receiving a now-expired right to repurchase all the outstanding shares of capital stock of Cadus held by High River, the Company granted to High River two options to purchase shares of the Company's common stock (the "Common Stock"). One option is for 150,000 shares at an exercise price per share equal to $2.00, subject to adjustment under certain circumstances, and the other option is for 300,000 shares at an exercise price per share equal to $0.69, subject to adjustment under certain circumstances. Both options will expire on April 26, 2000.

      (f) Revenue Recognition

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

      Royalty revenue is recognized upon receipt by the Company and is derived from sales of products by corporate partners using licensed Company technology.

      Revenue recognized in the accompanying statements of operations is not subject to repayment. Revenue received that is related to future performance under such contracts is deferred and recognized as revenue when earned.

      (g) Stock Option Plans

      Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the market price on the date of grant of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. ("SFAS") 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

      (h) Research and Development

      Research and development expenditures made pursuant to certain research and development contracts with academic institutions, and other research and development costs, are expensed as incurred.

      (i) Income Taxes

      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      (j) Use of Estimates

      Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

      (k) Net Loss Per Share

      The Company adopted the provisions of SFAS No. 128, "Earnings Per Share" ("EPS") for the year ended December 31, 1997. This statement simplifies the standards for computing EPS and makes them more comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the statement of operations of all entities with complex capital structures. SFAS 128 also requires a reconciliation of the numerator and denominator of the diluted EPS calculation. Potentially dilutive securities, including convertible preferred stock, options and warrants, have not been included in the diluted EPS computation because they are anti-dilutive.

      (l) Reclassification

      Certain amounts previously reported have been reclassified to conform to current year's presentation.

(3) Securities Available-For-Sale

      The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale securities by major security type at December 31, 1997 and 1996, were as follows:

At December 31, 1997:

                                                               Gross
                                                            Unrealized         Gross
                                              Amortized       Holding        Unrealized
                                                Cost           Gains       Holding Losses    Fair Value
                                                ----           -----       --------------    ----------
Commercial paper ........................   $ 12,104,000   $      4,000    $       --      $ 12,108,000
U.S. Government debt ....................     23,568,000         24,000          (5,000)     23,587,000
U.S. corporate debt .....................      3,992,000          4,000            --         3,996,000
Foreign corporate debt ..................      4,719,000          7,000            --         4,726,000
Foreign Government/Agency
 guaranteed debt.........................     12,617,000         18,000            --        12,635,000
                                            ------------   ------------    ------------    ------------
                                            $ 57,000,000   $     57,000    $     (5,000)   $ 57,052,000
                                            ============   ============    ============    ============
At December 31, 1996:

U.S. Government debt ....................   $ 10,829,000   $       --      $    (49,000)   $ 10,780,000
                                            ============   ============    ============    ============

      Maturities of debt securities classified as available-for-sale were as follows at December 31, 1997:

      Years Ended December 31,
                                      Amortized Cost          Fair Value
                                      --------------          ----------
      1998 ......................      $25,849,000           $25,859,000
      1999 ......................        6,984,000             6,983,000
      2000 ......................       24,167,000            24,210,000
                                       -----------           -----------
                                       $57,000,000           $57,052,000
                                       ===========           ===========

      Proceeds from the sale of investment securities available-for-sale were $195,450,000 and $21,836,000 in 1997 and 1996, respectively. Gross realized gains included in income in 1997 were $1,000 and gross realized losses included in income 1997 were $3,000. There were no realized gains or losses in 1996.

(4) Other Assets

      The following items are included in other assets:

                                                    December 31,    December 31,
                                                       1997             1996
                                                    ----------      ----------
Deposits .......................................    $  115,000      $   77,000
Investment in CombiChem, Inc. ..................     2,000,000            --
                                                    ----------      ----------
                                                    $2,115,000      $   77,000
                                                    ==========      ==========

      In October 1997, the Company entered into a Collaborative Research and License Agreement with CombiChem, Inc. ("CombiChem"), a private company, to discover and develop novel small molecules for use against selected targets for the treatment of cancer. The companies are utilizing CombiChem's Discovery EngineTM and Universal Informer LibraryTM to generate small-molecules for screening in the Company's assays for identification of lead candidates. The Company is providing CombiChem with research funding through October 1999 in the amount of $500,000 annually (of which the first $500,000 was paid in October
1997), milestone payments and royalties on marketed products resulting from the collaboration, if any. Concurrent with the execution of the Collaborative Research and License Agreement, the Company entered into a Stock Purchase Agreement pursuant to which the Company purchased 250,000 shares of common stock of CombiChem, as adjusted, for aggregate consideration of $2,000,000. The Company has recorded its investment in CombiChem using the cost method of accounting which approximates market value.

(5) Accrued Expenses and Other

      The following items are included in accrued expenses and other:

                                                    December 31,    December 31,
                                                       1997             1996
                                                    -----------     -----------
Salaries and other payroll
  related expenses .............................    $  773,000       $  782,000
Legal and accounting fees ......................       169,000          217,000
Other ..........................................       498,000          367,000
                                                    ==========       ==========
                                                    $1,440,000       $1,366,000
                                                    ==========       ==========

(6) Long-term Debt

      Long-term debt consists of the following:

                                                   December 31,     December 31,
                                                      1997              1996
                                                   -----------      -----------
10.75% Bond due 1997  ..........................   $      --        $ 2,113,000
11.25% Bond due 2004 ...........................     2,200,000        2,200,000
                                                   -----------      -----------
                                                     2,200,000        4,313,000
Less current portion ...........................          --         (2,113,000)
                                                   ===========      ===========
                                                   $ 2,200,000      $ 2,200,000
                                                   ===========      ===========

      On December 31, 1986, the New York City Industrial Development Agency (the "NYIDA") issued on behalf of the Company an Industrial Development Revenue Bond (the "1986 Bond") in the amount of $2,113,000 with a maturity date of December 15, 1994. The proceeds from the sale of the 1986 Bond were used by the Company for the acquisition, construction and installation of the Company's research and development facility in New York City. During December 1994, the 1986 Bond's original maturity date of December 15, 1994 was extended to June 15, 1996. During June 1996, the Company and the NYIDA extended the maturity date an additional eighteen months to December 15, 1997. The Company repaid the obligation on December 15, 1997.

      In August 1990, the NYIDA issued another Industrial Development Revenue Bond (the "1990 Bond") in the amount of $2,200,000. The 1990 Bond is due May 1, 2004. If the Company terminates its lease on its New York City facility (the "Lease") the 1990 Bond will become due 60 days prior to such date. The Lease is scheduled to expire in March 1999 and the Company is currently in discussions regarding its extension and considering other alternatives. The proceeds from the sale of the 1990 Bond were used by the Company for the acquisition, construction and installation of the Company's research and development facility in New York City.

      The Company has granted a security interest in substantially all equipment located in its New York City facility to secure the obligations of the Company to the NYIDA relating to the 1990 Bond. Interest expense on the 1986 and 1990 Bonds for the years ended December 31, 1997 and 1996 was $465,000 and $475,000 respectively.

(7) Other Long-term Liabilities

      Other long-term liabilities are comprised of the following:

                                                   December 31,     December 31,
                                                      1997              1996
                                                   -----------      -----------
Liability to reacquire IL-6m rights ..........     $   283,000      $ 1,917,000
Liability under capital lease obligations ....       1,469,000          354,000
Liability under license agreement ............          43,000           49,000
Preferred stock dividends payable ............         112,000             --
                                                   -----------      -----------
                                                     1,907,000        2,320,000
Less current portion .........................        (677,000)      (1,745,000)
                                                   -----------      -----------
                                                   $ 1,230,000      $   575,000
                                                   ===========      ===========

      In July 1993, the Company entered into an agreement with Erbamont, Inc., now a subsidiary of Pharmacia and Upjohn, Inc. ("Pharmacia"), to acquire the worldwide rights to IL-6m, a blood cell growth factor, which had been licensed to Pharmacia pursuant to a development and licensing agreement. In consideration of the return of rights and the transfer of certain material and information, the Company had paid $1.4 million and had further obligations to Pharmacia totaling $283,000 at December 31, 1997. In February 1998, such amount was paid off in its entirety. In addition, the Company is required to pay Pharmacia up to $2.7 million in royalties on eventual sales of IL-6m, if any.

      The Company is obligated under various capital leases for certain laboratory, office and computer equipment and also certain building improvements primarily under a December 1996 financing agreement with Finova Technology Finance, Inc. ("Finova"). The agreement allows the Company to finance the lease of equipment and make certain building and leasehold improvements to existing facilities involving amounts aggregating approximately $2,500,000. As of
December 31, 1997, the Company had entered into six individual leases aggregating a total cost of $1,745,000. Each lease has a fair market value purchase option at the expiration of a 42-month term. Pursuant to the agreement, the Company issued to Finova a warrant expiring December 31, 1999 to purchase 23,220 shares of Common Stock at an exercise price of $9.69 per share. The Company recorded a non-cash debt discount of approximately $125,000 in connection with this financing, which discount is being amortized over the 42-month term of the first lease. The financing agreement with Finova expired in December 1997 and the Company did not utilize the full $2,500,000 under the agreement. The Company anticipates that it will enter into a new financing agreement with Finova during the second quarter of 1998 aggregating approximately $2,000,000; however, no assurance can be given that such agreement will be consummated. See Notes 12 and 14.

      At December 31, 1997 and 1996, the gross amount of laboratory and office equipment and building improvements and the related accumulated depreciation and amortization recorded under all capital leases were as follows:

                                                     December 31,   December 31,
                                                        1997            1996
                                                     -----------    -----------
Laboratory, office and computer equipment ........   $ 1,204,000    $   406,000
Building improvements ............................       831,000        297,000
                                                     -----------    -----------
                                                       2,035,000        703,000
Less accumulated depreciation and amortization ...      (291,000)      (190,000)
                                                     -----------    -----------
                                                     $ 1,744,000    $   513,000
                                                     ===========    ===========

      In connection with the Company's production and eventual marketing of certain products, the Company entered into a license agreement that requires minimum annual royalty payments throughout the term of the agreement. The agreement expires in 2004 and calls for minimum annual payments of $10,000, which are creditable against royalties that may be due from sales. To the extent the minimum annual royalties are not expected to be offset by sales, the Company has charged the net present value of these payments to operations. An interest rate of 10% was used to discount the cash flows.

      In July 1995, a director loaned the Company $180,000 in exchange for a long-term note due two years from issuance at an annual interest rate of 8%. As part of the transaction, the director was granted 36,000 warrants to purchase Company Common Stock at $1.50 per share and an additional 36,000 warrants to purchase Common Stock at $3.00 per share. In May 1996, the Company and the director exchanged the note for 24,000 shares of Common Stock and the Company paid the accrued and unpaid interest on the note in the amount of $10,000 in cash. The Company recorded an extraordinary loss of $39,000 on the extinguishment of the debt. The Company has registered such shares of Common Stock with the Securities and Exchange Commission (the "Commission") under a registration statement in accordance with the provisions of the Securities Act of 1933 (the "1933 Act").

      On August 11, 1995, the Oracle Group purchased 1,000,000 shares of Common Stock for a purchase price of $1.5 million and made a loan to the Company in the aggregate amount of $2.5 million with a two-year maturity, but subject to mandatory prepayment, in whole or in part, upon the occurrence of certain events, including the raising of certain additional funds. The loan carried an annual interest rate of 8%. The Oracle Group includes Oracle Partners, LP, Quasar International Partners C.V., Oracle Institutional Partners LP, Sam Oracle Fund, Inc. and Warren B. Kanders. The Oracle Group also received warrants exercisable at any time until August 10, 2000 entitling the holders thereof to purchase 500,000 shares of Common Stock at a price of $1.50 per share and 500,000 shares of Common Stock at a price of $3.00 per share. As a result of the Company's offerings of shares of its Common Stock in November 1995 and February 1996, the Oracle Group was entitled to require the Company to apply 20 percent of the gross proceeds of the sale of the shares of Common Stock from the offerings to repay the loan.

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

(8) Research Agreements

      The Company has entered into several research and development agreements with third parties. Generally, the agreements provide for the Company to receive research and development funding, milestone payments, royalties, or license fees or a combination thereof. In return, the Company has granted licenses to these third parties to market or manufacture and market certain of its products in specified fields of use and in specified geographic areas. Pursuant to the Company's research and license agreement with Merck KGaA ("Merck"), the Company has the right to co-promote its BEC2 product in North America.

      Revenues for the years ended December 31, 1997, 1996, and 1995 were $5,348,000, $600,000, and $800,000 respectively. Revenues for each year consisted of $300,000 in research support from the Company's corporate partnership with the Wyeth-Lederle vaccine and pediatrics division of American Home Products Corporation ("American Home") in infectious disease vaccines. The year ended December 31, 1997 included $2,000,000 in milestone payments and $1,667,000 in research and support payments from the Company's research and license agreement with Merck. In addition, revenues for the years ended December 31, 1997 and 1995 included milestone payments of $1,000,000 and $500,000, respectively, from the Company's strategic alliance with Abbott Laboratories ("Abbott") in diagnostics. The years ended December 31, 1997 and 1996 also included royalty revenue of $381,000 and $225,000, respectively, from the Abbott alliance. Finally, the year ended December 31, 1996 included $75,000 in license fees from the Company's cross-licensing agreement with Immunex Corporation ("Immunex") for novel hematopoietic growth factors.

Revenues were derived from the following geographic areas:

                                             Year Ended December 31,
                                  ---------------------------------------------
                                     1997              1996              1995
                                  ----------        ----------        ----------
United States ............        $1,681,000        $  600,000        $  800,000
Europe ...................         3,667,000              --                --
                                  ----------        ----------        ----------
                                  $5,348,000        $  600,000        $  800,000
                                  ==========        ==========        ==========

(9) Preferred Stock

      In connection with the December 1997 amendment to the Company's research and license agreement with Merck, Merck purchased from the Company in December 1997 400,000 shares of the Company's Series A Convertible Preferred Stock (the "Series A Preferred Shares" or "Series A Preferred Stock") for total consideration of $40,000,000, before issuance costs of $3,000. The holders of the Series A Preferred Shares are entitled to receive annual cumulative dividends of $6.00 per share. Dividends accrue as of the issuance date of the Series A Preferred Shares and are payable on the outstanding Series A Preferred Shares in cash annually on December 31 of each year beginning December 31, 1999 or at the time of conversion or redemption of the Series A Preferred Shares on which the dividend is to be paid, whichever is sooner. Up to 100,000 Series A Preferred Shares are currently convertible and an additional 100,000 Series A Preferred Shares will become convertible on each of January 1, 2000, January 1, 2001 and January 1, 2002. During the period from issuance through December 31, 1999, the Series A Preferred Shares are convertible at a price equal to $12.50 per share; during the period from January 1, 2000 through December 31, 2000 the Series A Preferred Shares are convertible at a price equal to the average of the closing prices for the Common Stock for the five trading days ending on December 31, 1999; during the period from January 1, 2001 through December 31, 2001 the Series A Preferred Shares are convertible at a price equal to the average of the closing prices for the Common Stock for the five trading days ending on December 31, 2000; during the period from January 1, 2002 through December 31, 2002 the Series A Preferred Shares are convertible at a price equal to 88% of the average of the closing prices for the Common Stock for the five trading days ending on December 31, 2001; and anytime after January 1, 2003 the Series A Preferred Shares are convertible at a price equal to the average of the closing prices for the Common Stock for the five trading days ending on December 31, 2002. The conversion price is subject to adjustment in the case of certain dilutive events. Further, in the event the average market price of the Common Stock for the five consecutive trading days ending one trading day prior to any trading day during which any Series A Preferred Shares are outstanding exceeds 150% of the conversion price then in effect, the Company has the right to require the holder of the Series A Preferred Shares to convert all such shares that may be convertible. The Company may also redeem in whole or any part of the Series A Preferred Shares then outstanding at a redemption price of $120 per Preferred Share, plus accrued and unpaid dividends thereon. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Series A Preferred Shares shall be entitled to receive in cash out of the assets of the Company, whether from capital or from earnings, available for distribution to its stockholders, before any amount shall be paid the holders of the Common Stock or holders of shares of other classes or series of capital stock of the Company, an amount equal to the preference in liquidation; provided that, if the assets are insufficient to pay the full amount due to the holders of Series A Preferred Shares, such holders will receive a pro rata portion thereof. In accordance with the terms of the Series A Preferred Stock, the holder is able to realize an assured incremental yield of $5,455,000 on the conversion of the Series A Preferred Stock if converted from January 1, 2002 through December 31, 2002. Such amount is being amortized as a preferred stock dividend over a five-year period beginning with the day of issuance. Accrued dividends were $112,000 plus the incremental yield on the conversion discount of $51,000 at December 31, 1997.

(10) Stock Options and Warrants

      (a) Stock Option Plans:

      In February 1986, the Company adopted and the shareholders thereafter approved an Incentive Stock Option Plan and a Non-Qualified Stock Option Plan (the "86 Plans"). In February 1996, the Company's Board of Directors adopted and the shareholders thereafter approved an additional Incentive Stock Option Plan and Non-Qualified Stock Option Plan (the "96 Plans"). Combined, the 86 Plans and 96 Plans, as amended, provide for the granting of options to purchase up to 4,500,000 shares of Common Stock to key employees, directors, consultants and advisors of the Company. Incentive stock options may not be granted at a price less than the fair market value of the stock at the date of grant and may not be granted to non-employees. Options under both the 86 Plans and 96 Plans, unless earlier terminated, expire ten years from the date of grant. Certain options granted under these plans vest over one-to-five-year periods. At December 31, 1997, options to purchase 2,377,095 shares of Common Stock were outstanding and 1,592,156 shares were available for grant. Options may no longer be granted under the 86 Plans pursuant to the terms of the Plans.

A summary of stock option activity follows:

                                                                      Weighted
                                                                      average
                                                                      exercise
                                                      Number of      price per
                                                       shares          share
                                                     ----------      ---------
Balance at December 31, 1994  ................         892,079        $   6.83
1995 activity:
    Granted ..................................         752,000            1.91
    Exercised ................................        (156,750)           1.04
    Canceled .................................        (120,375)           1.45
                                                     ---------
Balance at December 31, 1995  ................       1,366,954            2.34
1996 activity:
    Granted ..................................       1,077,875            9.32
    Exercised ................................        (266,275)           3.18
    Canceled .................................         (74,977)           2.58
                                                     ---------
Balance at December 31, 1996  ................       2,103,577            5.80
1997 activity:
    Granted ..................................         456,194            6.62
    Exercised ................................        (147,450)           1.51
    Canceled .................................         (35,226)           8.60
                                                     ---------
Balance at December 31, 1997  ................       2,377,095        $   6.19
                                                     =========

      During the years ended December 31, 1997 and 1996, the Company granted options to purchase 32,000 shares and 116,000 shares, respectively, of its Common Stock to certain Scientific Advisory Board members in consideration for future services. The fair value of these grants was $124,000 and $756,000, respectively, as calculated using the Black-Scholes option pricing model. Compensation expense is being recognized ratably over the respective vesting period of the options. See Note 10(c) for weighted average assumptions used. During the years ended December 31, 1997 and 1996, the Company recognized approximately $189,000 and $95,000, respectively, in compensation expense relating to the options granted to Scientific Advisory Board members.

      During April 1995, the Company completed the sale of the remaining one-half of its shares of capital stock of Cadus for $3.0 million to High River. In exchange for receiving a now-expired right to repurchase all the outstanding shares of capital stock of Cadus held by High River, the Company granted to High River two options to purchase shares of Common Stock. One option is for 150,000 shares at an exercise price per share equal to $2.00, subject to adjustment under certain circumstances, and the other option is for 300,000 shares at an exercise price per share equal to $0.69, subject to adjustment under certain circumstances. Both options will expire on April 26, 2000. The 450,000 options have a weighted average exercise price of $1.13.

      On February 2, 1995, exercise prices for certain outstanding options granted under the 1986 Plans with original exercise prices in excess of $1.25 per share were offered to be repriced to $1.25 per share, by vote of a Special Subcommittee of the Compensation Committee of the Board of Directors. Benefit of repricing was confined to individuals who continued to serve the Company as employees or consultants, and 645,000 options were repriced. In connection with the offer of repricing, the vesting schedule of those choosing to accept repriced options was extended to June 30, 1995 for options already vested or to vest prior to June 30, 1995. The closing trading price of the Company's Common Stock on February 2, 1995 was $0.69.

      (b) Warrants

      As of December 31, 1997, a total of 2,406,145 shares of Common Stock were issuable upon exercise of outstanding warrants. Such warrants have been issued to certain officers, directors and other employees of the Company, certain Scientific Advisory Board members, certain investors and certain credit providers and investors.

A summary of warrant activity follows:

                                                                      Weighted
                                                                      average
                                                                      exercise
                                                      Number of      price per
                                                       shares          share
                                                     ----------      ---------
Balance at December 31, 1994  ...............        2,472,567       $   10.01
1995 activity:
    Granted .................................        1,434,300            3.03
    Exercised ...............................          (15,300)           1.50
    Canceled ................................             --               --
                                                     ---------
Balance at December 31, 1995  ...............        3,891,567            3.15
1996 activity:
    Granted .................................           23,220            9.69
    Exercised ...............................         (604,892)           4.89
    Canceled ................................          (34,250)          12.92
                                                     ---------
Balance at December 31, 1996  ...............        3,275,645            2.41
1997 activity:
    Granted .................................          397,000            1.50
    Exercised ...............................         (869,500)           1.56
    Canceled ................................         (397,000)           1.50
                                                     ---------
Balance at December 31, 1997  ...............        2,406,145       $    2.71
                                                     =========

      In March 1997, the Company extended for a two-year period the term of an officer's warrant to purchase 397,000 shares of the Company's Common Stock at a per share exercise price equal to $1.50. In connection with this transaction, the Company recognized non-cash compensation expense of approximately $2,233,000.

      During September 1996, the Company repriced certain warrants held by investors to purchase 80,700 shares of Common Stock in order to promote their exercise prior to pending expiration. The warrants were repriced to an amount which was ten percent less than the average closing price for the Common Stock for the thirty days leading up to and including the day prior to the date of exercise. The fair market value of the warrants was reflected as a cost of capital.

      During November 1996, the Company repriced certain warrants held by investors to purchase 130,000 shares of Common Stock in order to promote their exercise prior to pending expiration. The warrants were repriced to an amount which was ten percent less than the average closing price for the Common Stock for the thirty days leading up to and including the day prior to the date of exercise. The fair market value of the warrants was reflected as a cost of capital.

      In December 1995, the Company granted its President a ten-year warrant to purchase 350,000 shares of Common Stock at an exercise price equal to the $5.50 trading price of the Common Stock on the date of grant. The grant of the warrant was approved by shareholders at the Company's Annual Meeting held June 3, 1996.

      On February 2, 1995, exercise prices for certain granted and outstanding warrants were offered to be repriced to $1.50 per share. The benefit of the repricing was confined to individuals who continued to serve the Company as employees, directors or consultants, and 2,048,217 warrants were repriced. In consideration for the offer of repricing, those choosing to accept the repriced warrants were to pay the Company the difference in value before and after repricing as calculated by use of the Black-Scholes model, which payment could be made through promissory notes to the Company. The closing trading price of the Company's Common Stock on February 2, 1995 was $.69.

      The outstanding warrants expire and are exercisable for the number of shares of Common Stock as shown below:

December 1999  ............................................        47,820
March 2000 ................................................        12,300
July 2000 .................................................        72,000
August 2000  ..............................................       925,000
November 2000  ............................................        12,720
March 2001  ...............................................         2,500
May 2001  .................................................       971,805
June 2003  ................................................        12,000
December 2005 .............................................       350,000
                                                                ---------
   Total ..................................................     2,406,145
                                                                =========

      (c) SFAS No. 123:

      In 1996, the Company adopted the provisions of SFAS No. 123, "Accounting for Stock Based Compensation." The following table summarizes the weighted average fair value of stock options and warrants granted to employees and directors during the years ended December 31, 1997 and 1996:

                                                                      Option Plans
                                        ------------------------------------------------------------------------
                                               1997                       1996                      1995
                                        -------------------       --------------------       -------------------
                                        Shares         $          Shares          $          Shares         $
                                        ------      -------       ------       -------       ------      -------
Exercise price equals market value
at date of grant ..................    424,194(1)   $   4.29    961,875(1)    $   5.56       602,000     $   1.07
Exercise price exceeds market value
at date of grant ..................       --        $    --         --        $    --        795,000     $   0.32

      (1) Does not include 32,000 shares in 1997 and 116,000 shares in 1996 under options granted to non-employees. The fair value of these non-employee grants has been recorded as compensation expense as prescribed under SFAS 123 and is being recognized ratably over the respective vesting period of the options.

                                                                        Warrants
                                        ------------------------------------------------------------------------
                                               1997                       1996                      1995
                                        -------------------       --------------------       -------------------
                                        Shares         $          Shares          $          Shares         $
                                        ------      -------       ------       -------       ------      -------
Exercise price equals market value
at date of grant ..................        --       $   --       23,220        $  5.39      1,434,300    $  0.64
Exercise price is less than market
value at date of grant ............    397,000(1)   $  5.91         --         $   --            --      $   --
Exercise price exceeds market value
at date of grant ..................        --       $   --          --         $   --       2,048,217    $  0.29

      (1) The only grant of warrants during 1997 was the extension of an officer's warrant to purchase 397,000 shares of Common Stock. The extension has been considered a cancellation of the original grant and the issuance of a new below market grant. Accordingly, the Company recognized compensation expense consistent with APB Opinion No. 25.

      The fair value of stock options and warrants was estimated using the Black-Scholes option pricing model. The Black-Scholes model considers a number of variables including the exercise price and the expected life of the option, the current price of the Common Stock, the expected volatility and the dividend yield of the underlying Common Stock, and the risk-free interest rate during the expected term of the option. The following summarizes the weighted average assumptions used:

                                          Option Plans                                   Warrants
                             ---------------------------------------     ----------------------------------------
                               1997           1996           1995           1997           1996           1995
                             ---------      ---------      ---------     ----------     ----------      ---------
Expected life (years) ...      5.0             3.5            2.5           2.0           2.0 (1)          2.0
Interest rate ...........     6.00%           5.00%          5.00%         6.00%           5.00%          5.00%
Volatility ..............     72.29%         85.13%         85.13%         72.29%         85.13%         85.13%
Dividend yield ..........       0%             0%             0%             0%             0%             0%

(1) The weighted average expected life does not include the warrants repriced in 1996 as they were exercised simultaneously.

      The estimated volatility for the year ended December 31, 1997 reflects the performance of the Company's Common Stock over the fourteen-month period ended March 1998. The estimated volatility for the years ended December 31, 1996 and 1995 reflects the performance of the Company's Common Stock over the twelve-month period ended December 1996. The expected life of the options and warrants reflects the anticipated holding period prior to exercise. The estimated risk-free interest rate used is based on risk-free investment products with similar terms.

      The following table summarizes information concerning stock options outstanding at December 31, 1997:

                                                 Weighted
                                                  Average      Weighted                    Weighted
                                    Number       Remaining     Average         Number      Average
          Range of                Outstanding   Contractual    Exercise     Exercisable    Exercise
       Exercise Prices            at 12/31/97      Term         Price       at 12/31/97     Price
------------------------------    -----------   -----------    --------     -----------    --------
$0.563 - 1.063 ...............      413,625         3.61        $ 0.78         358,625     $  0.73
 1.25 - 2.00 .................      329,625         3.42          1.60         319,125        1.61
 3.75 - 5.938 ................      189,000         8.01          5.05         124,002        5.14
 6.00 ........................      302,250         9.90          6.00            --           --
 6.125 - 8.125 ...............      161,626         8.73          7.15          36,502        7.13
 8.30 - 10.00 ................      356,800         8.61          8.63         153,459        8.57
 10.875 - 16.00 ..............      624,169         8.18         10.99         260,060       11.09
                                  ---------                                  ---------
                                  2,377,095         7.03          6.19       1,251,773        4.69
                                  =========                                  =========

      As of December 31, 1997, the outstanding warrants to purchase 2,406,145 common shares were all exercisable. The weighted average remaining contractual term at December 31, 1997 for the 12,300 outstanding warrants exercisable at $.63 per share is 2.2 years, the 24,600 exercisable at $.69 per share is 2.0 years, the 1,437,525 exercisable at $1.50 per share is 3.1 years, the 498,500 exercisable at $3.00 per share is 2.6 years, the 350,000 exercisable at $5.50 per share is 8.0 years, the 12,000 exercisable at $7.00 per share is 5.5 years, the 23,220 exercisable at $9.69 per share is 2.0 years, the 6,000 exercisable at $10.00 per share is 2.9 years, and the 42,000 exercisable at $13.33 per share is
3.3 years.

      The Company applies APB Opinion 25 and related Interpretations in accounting for its options and warrants. Except as previously indicated, no compensation cost has been recognized for its stock option and warrant grants. Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below.

                                                                 Year Ended December 31,
                                                      --------------------------------------------
                                                          1997            1996            1995
                                                      -----------    -------------   -------------
Net loss to common stockholders    As reported       $(15,654,000)   $ (16,015,000)  $ (9,641,000)
                                   Pro forma          (13,511,000)     (19,653,000)   (11,728,000)

Loss per share                     Basic and diluted:
                                   As reported              (0.67)           (0.83)         (0.72)
                                   Pro forma                (0.58)           (1.01)         (0.88)

      The pro forma effect on the loss for the years ended December 31, 1997, 1996, and 1995 is not necessarily indicative of the pro forma effect on future years operating results since it does not take into effect the pro forma compensation expense related to grants made prior to January 1, 1995.

(11) Income Taxes

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and December 31, 1996 are presented below.

                                                  December 31,     December 31,
                                                     1997              1996
                                                  ------------     ------------
Deferred tax assets:
   Liability to reacquire IL-6m
     rights and materials ..................     $    262,000      $    863,000
   Research and development
     credit carryforward ...................        2,303,000         1,883,000
   Compensation relating to the
     issuance of stock options
     and warrants ..........................          189,000         2,740,000
   Net operating loss carryforwards ........       52,408,000        44,374,000
   Other ...................................        1,116,000           958,000
                                                 ------------      ------------
Total gross deferred tax assets ............       56,278,000        50,818,000
   Less valuation allowance ................      (56,278,000)      (50,818,000)
                                                 ------------      ------------
   Net deferred tax assets .................             --                --
                                                 ------------      ------------
Deferred tax liabilities:
   Total gross deferred tax
     liabilities ...........................             --                --
                                                 ------------      ------------
   Net deferred tax ........................     $       --        $       --
                                                 ============      ============

      At December 31, 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $115,000,000 which expire at various dates from 2000 through 2012. At December 31, 1997, the Company had research credit carryforwards of approximately $2,303,000 which expire at various dates between years 2001 and 2012. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of the Company's net operating loss and research credit carryforwards may be limited if the Company experiences a change in ownership of more than 50 percentage points within a three-year period. Since 1986, the Company experienced two ownership changes. Accordingly, the Company is significantly limited in utilizing its tax net operating loss carryforwards arising before such ownership changes to offset future federal taxable income. Similarly, the Company is significantly restricted in using its research credit carryforwards arising before such ownership changes to offset future federal income tax expense.

(12) Commitments

   Leases

      The Company leases premises under an operating lease, a portion of which expired in 1993 and a portion of which expires in 1999. The Company has extended the 1993 expired portion of the lease through 1997 at 85% of each year's fair market rental value and from 1997 to 1999 at 100% of each year's fair market rental value, for a portion of the premises. The rate for the remaining portion of the premises is $264,000 annually through March 31, 1997 and $285,000 annually through March 31, 1999. Rent expense for leased premises was approximately $554,000, $508,000, and $493,000 for the years ended December 31, 1997, 1996 and 1995, respectively. See also Note 7.

      Future minimum lease payments under the capital and operating leases are as follows:

                                                 Capital          Operating
    Years ending December 31,                     Leases            Leases
                                               -----------       -----------
1998  ....................................     $   510,000       $   564,000
1999  ....................................         559,000           323,000
2000  ....................................         505,000             9,000
2001  ....................................         143,000             1,000
2002  ....................................           3,000              --
                                               -----------       -----------
                                                 1,720,000           897,000
Less interest expense ....................        (251,000)             --
                                               -----------       -----------
                                               $ 1,469,000       $   897,000
                                               ===========       ===========

   Supported Research

      The Company has entered into various research and license agreements with certain academic institutions and others to supplement the Company's research activities and to obtain for the Company rights to certain technology. The agreements generally require the Company to fund the research and to pay royalties based upon percentages of revenues, if any, on sales of products developed from technology arising under these agreements.

   Consulting Agreements

      The Company has consulting agreements with several of its Scientific Advisory Board members and other consultants. These agreements generally are for a term of one year or are terminable at the Company's option.

(13) Retirement Plans

     The Company maintains a 401(k) retirement plan available to all full-time, eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain contributions to the plan. No such contributions have been made to the plan during the years ended December 31, 1997, 1996 and 1995.

(14) Supplemental Cash Flow Information and Non-cash Investing and Financing

Activities are as follows:

                                                     Year Ended December 31,
                                                --------------------------------
                                                   1997        1996       1995
                                                ----------  ---------   --------
Cash paid during the year for:
   Interest .................................   $ 707,000   $ 817,000   $504,000
                                                =========   =========   ========
Non-cash investing and finance
 activities:
  Finova capital asset and lease
    obligations additions ...................   1,324,000     421,000       --
                                                =========   =========   ========
  Fair value of Finova warrant ..............        --       125,000       --
                                                =========   =========   ========
  Other capital lease obligations ...........      28,000        --         --
                                                =========   =========   ========
  Unrealized gain (loss) on securities
    available-for-sale ......................     101,000     (49,000)      --
                                                =========   =========   ========
  Extinguishment of Oracle Group
    debt for stock ..........................        --     2,500,000       --
                                                =========   =========   ========
  Extinguishment of director
    debt for stock ..........................        --       180,000       --
                                                =========   =========   ========
  Preferred Stock dividend ..................     163,000        --         --
                                                =========   =========   ========

(15) Related Party Transactions

      Through March 1995, the Company made miscellaneous noninterest-bearing cash advances to the President and CEO of the Company totaling approximately $156,000. The officer provided the Company with a demand promissory note pursuant to which the officer was obligated to repay the debt over a twenty-four month period ending April 30, 1997. In March 1997, the Company accepted a new promissory note (the "new promissory note") in the aggregate amount of $110,000 from the officer. The new promissory note was payable as to $15,000 no later than May 15, 1997 and the remainder upon the earlier of on demand by the Company or December 31, 1997 and bore interest at the rate of 5% compounded quarterly. The new promissory note covered the remaining balance of the original note, interest thereon and additional miscellaneous cash advances made since the date of the original note totaling $15,000. At December 31, 1997, the new promissory note was paid in full by the officer.

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

      In January 1998, the Company accepted a promissory note totaling approximately $131,000 from its President and CEO in connection with the exercise of a warrant to purchase 87,305 shares of the Company's Common Stock. The note is due no later than two years from issuance and bears annual interest at the rate of 8.5%.

(16) Fair Value of Financial Instruments

      For the years ended December 31, 1997 and 1996, the following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash  and  cash  equivalents,   accounts  payable,  accrued  and  other  current
liabilities

      The carrying amounts approximate fair value because of the short maturity of those instruments.

Long-term debt

    Discounted cash flow analyses were used to determine the fair value of long-term debt because quoted market prices on these instruments were unavailable. The fair value of these instruments approximated the carrying amount.

(17) Summary of Quarterly Results of Operations (Unaudited)

      The following unaudited quarterly financial information includes, in management's opinion, all normal and recurring adjustments necessary to fairly present the Company's results of operations and related information for the periods presented.

                                                                   Quarter Ended
                                              ---------------------------------------------------------
                                                March 31        June 30     September 30    December 31
                                              ------------   -----------    ------------    -----------
Year ended December 31, 1997:
 Revenues .................................   $    75,000    $ 3,196,000    $   742,000    $ 1,335,000
 Operating expenses .......................     6,478,000      4,529,000      4,359,000      6,445,000
                                              -----------    -----------    -----------     ----------
 Operating loss ...........................    (6,403,000)    (1,333,000)    (3,617,000)    (5,110,000)
 Net interest and other income ............       (50,000)      (295,000)      (283,000)      (344,000)
                                              -----------    -----------    -----------     ----------
 Net loss .................................    (6,353,000)    (1,038,000)    (3,334,000)    (4,766,000)
 Preferred stock dividends
   (including incremental
   yield of $51,000)  .....................          --             --             --          163,000
                                              -----------    -----------    -----------     ----------
 Net loss to common stockholders ..........   $(6,353,000)   $(1,038,000)   $(3,334,000)   $(4,929,000)
                                              ===========    ===========    ===========    ===========
 Basic and diluted net loss
   per common share .......................   $     (0.30)   $     (0.04)   $     (0.14)   $     (0.20)
                                              ===========    ===========    ===========    ===========
Year ended December 31, 1996:
 Revenues .................................   $    75,000    $    75,000    $    75,000    $   375,000
 Operating expenses .......................     3,066,000      3,438,000      3,714,000      5,225,000
                                              -----------    -----------    -----------     ----------
 Operating loss ...........................    (2,991,000)    (3,363,000)    (3,639,000)    (4,850,000)
 Net interest and other expense
   (income) ...............................       154,000        (61,000)       (97,000)       (91,000)
                                              -----------    -----------    -----------     ----------
 Loss before extraordinary item ...........    (3,145,000)    (3,302,000)    (3,542,000)    (4,759,000)
 Extraordinary loss on
   extinguishment of debt .................          --        1,267,000           --             --
                                              -----------    -----------    -----------     ----------
 Net loss .................................   $(3,145,000)   $(4,569,000)   $(3,542,000)   $(4,759,000)
                                              ===========    ===========    ===========    ===========
 Basic and diluted net loss per
   common share:
 Loss before extraordinary item ...........   $     (0.18)   $     (0.17)   $     (0.18)   $     (0.24)
 Extraordinary loss on extinguishment
   of debt ................................          --             0.06           --             --
                                              -----------    -----------    -----------     ----------
 Net loss per common share ................   $     (0.18)   $     (0.23)   $     (0.18)   $     (0.24)
                                              ===========    ===========    ===========    ===========