Form 10-Q
period 1998-03-31
IMCLONE SYSTEMS INC/DE
filed 1998-05-14
CIK 765258

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

      [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from____________to____________

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

                                Yes _X_    No ___

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

               Class                             Outstanding as of May 12, 1998
               -----                             ------------------------------
   Common Stock, par value $.001                      24,351,160 Shares

                          IMCLONE SYSTEMS INCORPORATED

                                     INDEX

                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets - March 31, 1998 (unaudited)
                  and December 31, 1997                                     1

                  Unaudited Statements of Operations - Three
                   months ended March 31, 1998 and 1997                     2

                  Unaudited Statements of Cash Flows - Three
                  months ended March 31, 1998 and 1997                      3

                  Notes to Financial Statements                             4

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             5

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                               9

PART II - OTHER INFORMATION

         Item 5.  Other Information                                        10

         Item 6.  Exhibits and Reports on Form 8-K                         11

Part 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                          IMCLONE SYSTEMS INCORPORATED

                                 Balance Sheets
                        (in thousands, except share data)

                                                        March 31,   December 31,
                      Assets                               1998         1997
                                                       -----------  ------------
                                                       (unaudited)
Current assets:
  Cash and cash equivalents ........................   $   3,754     $   2,558
  Securities available for sale ....................      51,636        57,052
  Prepaid expenses .................................         506           596
  Other current assets .............................         679           589
                                                       ---------     ---------
                Total current assets ...............      56,575        60,795
                                                       ---------     ---------
Property and equipment:
  Land .............................................         340           340
  Building and building improvements ...............      10,471         8,969
  Leasehold improvements ...........................       4,832         4,832
  Machinery and equipment ..........................       7,353         6,315
  Furniture and fixtures ...........................         597           550
  Construction in progress- ........................        --           2,159
                                                       ---------     ---------
                Total cost .........................      23,593        23,165

  Less accumulated depreciation and amortization ...     (11,706)      (11,294)
                                                       ---------     ---------
                Property and equipment, net ........      11,887        11,871
                                                       ---------     ---------

Patent costs, net ..................................         942           944
Deferred financing costs, net ......................          53            55
Other assets .......................................       2,115         2,115
                                                       ---------     ---------
                                                       $  71,572     $  75,780
                                                       =========     =========

       Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable .................................   $   1,261     $   1,731
  Accrued expenses and other .......................         715         1,440
  Interest payable .................................         104            68
  Deferred revenue .................................         358           208
  Current portion of long-term liabilities .........         405           677
                                                       ---------     ---------
                Total current liabilities ..........       2,843         4,124
                                                       ---------     ---------

Long-term debt .....................................       2,200         2,200
Other long-term liabilities, less
  current portion ..................................         998         1,118
Preferred stock dividends payable ..................         704           112
                                                       ---------     ---------
                Total liabilities ..................       6,745         7,554
                                                       ---------     ---------

Commitments and contingencies

Stockholders' equity :
  Preferred stock, $1.00 par value;
    authorized 4,000,000 shares; issued and
    outstanding Series A Convertible: 400,000
    at March 31, 1998 and December 31, 1997
    (preference in liquidation $40,704
    and $40,112, respectively) .....................         400           400
  Common stock, $.001 par value; authorized
    45,000,000 shares; issued 24,378,502
    and 24,265,072 at  March 31, 1998 and
    December 31, 1997, respectively;
    outstanding 24,327,685 and 24,214,255
    at March 31, 1998 and December 31, 1997,
    respectively ...................................          24            24
  Additional paid-in capital .......................     185,364       185,706
  Accumulated deficit ..............................    (120,457)     (117,464)
  Treasury stock, at cost; 50,817 shares
    at March 31, 1998 and December 31, 1997 ........        (492)         (492)
  Common stock subscription receivable .............        (133)         --
  Accumulated other comprehensive income:
    Unrealized gain on securities
       available for sale ..........................         121            52
                                                       ---------     ---------
                Total stockholders' equity .........      64,827        68,226
                                                       ---------     ---------
                                                       $  71,572     $  75,780
                                                       =========     =========

                See accompanying notes to financial statements.

                          IMCLONE SYSTEMS INCORPORATED

               Statements of Operations and Comprehensive Income
                     (in thousands, except per share data)
                                  (unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                           1998          1997
                                                          ------        ------
Revenues:
  License fees from third parties ..................     $  1,000      $   --
  Research and development
     funding from third
     parties and other .............................          850            75
                                                         --------      --------
                Total revenues .....................        1,850            75
                                                         --------      --------

Operating expenses:
  Research and development .........................        4,171         5,395
  General and administrative .......................        1,413         1,083
                                                         --------      --------
                Total operating expenses ...........        5,584         6,478
                                                         --------      --------

Operating loss .....................................       (3,734)       (6,403)
                                                         --------      --------
Other:
  Interest and other income ........................         (831)         (245)
  Interest expense .................................           90           195
                                                         --------      --------
                Net interest and other income ......         (741)          (50)
                                                         --------      --------

Net loss ...........................................       (2,993)       (6,353)

Preferred dividends (including
  incremental yield of $266) .......................          858          --
                                                         --------      --------

Net loss to common stockholders ....................       (3,851)       (6,353)
                                                         --------      --------

Other comprehensive income (loss):
  Unrealized gain (loss) on
    securities available for sale:
    Unrealized holding gain (loss)
      arising during the period ....................           69           (72)
    Less: Reclassification adjustment
      for realized gain (loss)
      included in net income .......................            1            (3)
                                                         --------      --------
                Total other comprehensive
                  income (loss) ....................           68           (69)
                                                         --------      --------
Comprehensive loss .................................     $ (3,783)     $ (6,422)
                                                         ========      ========

Basic and diluted net loss
  per common share .................................     $  (0.16)     $  (0.30)
                                                         ========      ========

Weighted average shares outstanding ................       24,228        21,231
                                                         ========      ========

                See accompanying notes to financial statements.

                          IMCLONE SYSTEMS INCORPORATED

                            Statements of Cash Flows
                                 (in thousands)
                                  (unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
                                                           1998        1997
                                                          ------      ------

Cash flows from operating activities:
   Net loss ..........................................  $ (2,993)    $ (6,353)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
      Depreciation and amortization ..................       440          433
      Expense associated with issuance
          of options and warrants ....................        80        2,423
      (Gain) loss on sale of investments .............        (1)           3
      Changes in:
         Prepaid expenses ............................        90          (65)
         Other current assets ........................       (90)         330
         Due from officer ............................      --            (12)
         Interest payable ............................        36          104
         Accounts payable ............................      (470)        (190)
         Accrued expenses and other ..................      (725)        (589)
         Deferred revenue ............................       150         --
                                                        --------     --------
                Net cash used in
                  operating activities ...............    (3,483)      (3,916)
                                                        --------     --------

Cash flows from investing activities:
      Acquisitions of property and equipment .........      (428)        (336)
      Purchases of securities available for sale .....   (23,461)     (30,103)
      Sales of securities available for sale .........    28,947       10,069
      Additions to patents ...........................       (24)         (23)
                                                        --------     --------
                Net cash provided by (used in)
                  investing activities ...............     5,034      (20,393)
                                                        --------     --------
Cash flows from financing activities:
      Net proceeds from issuance of common stock .....      --         23,196
      Proceeds from exercise of stock
        options and warrants .........................        37          593
      Purchase of treasury stock .....................      --           (173)
      Payments of other liabilities ..................      (392)        (461)
                                                        --------     --------
                Net cash (used in) provided
                  by financing activities ............      (355)      23,155
                                                        --------     --------
Net increase (decrease) in cash
  and cash equivalents ...............................     1,196       (1,154)

Cash and cash equivalents at
  beginning of period ................................     2,558        2,734
                                                        --------     --------
Cash and cash equivalents at
  end of period ......................................  $  3,754     $  1,580
                                                        ========     ========

                See accompanying notes to financial statements.

                          IMCLONE SYSTEMS INCORPORATED

                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)

(1)  Basis of Presentation

      The financial statements of ImClone Systems Incorporated ("ImClone" or the "Company") as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 are unaudited. In the opinion of management, these unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission (the "Commission").

      Results for the interim periods are not necessarily indicative of results for the full years.

(2) Related Party Transactions

      In January 1998, the Company accepted a promissory note totaling approximately $131,000 from its President and CEO in connection with the exercise of a warrant to purchase 87,305 shares of the Company's common stock, $.001 par value (the "Common Stock"). The note is due no later than two years from issuance, bears annual interest at the rate of 8.5% and is full recourse. At March 31, 1998, the total amount due the Company, including interest, is approximately $133,000 and is classified in the stockholders' equity section of the balance sheet as common stock subscription receivable.

(3)  Earnings Per Share

      Basic and diluted Earnings Per Share ("EPS") are computed based on the weighted average number of shares outstanding. Potentially dilutive securities, including convertible preferred stock, options and warrants, have not been included in the diluted EPS computation because they are anti-dilutive.

(4)  Comprehensive Income

      On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components. In accordance with SFAS 130, the Company has displayed the components of "Other comprehensive income (loss)" and "Comprehensive loss" in the accompanying Financial Statements. All prior-period data has been reclassified to conform with the provisions of SFAS 130.

(5)  Reclassification

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 and 1997

Revenues

      Revenues for the three-months ended March 31, 1998 and 1997 were $1,850,000 and $75,000 respectively, an increase of $1,775,000. Revenues for the three-months ended March 31, 1998 consisted of (i) $75,000 in research support from the Company's partnership with the Wyeth/Lederle Vaccine and Pediatrics Division of American Home Products Corporation ("American Home") in infectious diseases, (ii) $1,000,000 in milestone payments and $625,000 in research and support payments from the Company's research and license agreement with Merck KGaA ("Merck") with respect to the Company's BEC2 product candidate, (iii)
$52,000 in royalty revenue from the Company's strategic alliance with Abbott Laboratories ("Abbott") in diagnostics, and (iv) $98,000 from a Phase I Small Business Innovation Research ("SBIR") grant from the National Cancer Institute (the "NCI") for a program in cancer-related angiogenesis. Revenues for the three-months ended March 31, 1997 consisted of $75,000 in research support from the Company's partnership with American Home.

Operating; Research and Development Expenses

      Total operating expenses for the three-months ended March 31, 1998 and 1997 were $5,584,000 and $6,478,000, respectively, a decrease of $894,000 or
14%. Research and development expenses for the three-months ended March 31, 1998 and 1997 were $4,171,000 and $5,395,000, respectively, a decrease of $1,224,000 or 23%. Such amounts for the three-months ended March 31, 1998 and 1997 represented 75% and 83%, respectively, of total operating expenses. The decrease in research and development expenses for the three-months ended March 31, 1998 was attributable to the one-time $2,233,000 non-cash compensation expense recorded for the three-months ended March 31, 1997 in connection with the extension of the term of an officer's warrant to purchase 397,000 shares of Common Stock. This decrease is partially offset by increased costs in the three-months ended March 31, 1998 associated with additional staffing in the area of discovery research, the initiation of new supported research programs with academic institutions and the establishment of corporate in-licensing arrangements, and expenditures in the functional areas of product development, manufacturing and clinical and regulatory affairs to support the Company's lead therapeutic product candidate, C225, for human clinical trials.

General and Administrative Expenses

      General and administrative expenses include administrative personnel costs, costs incurred in connection with pursuing arrangements with corporate partners and technology licensors, and expenses associated with applying for patent protection for the Company's technology and products. Such expenses for the three-months ended March 31, 1998 and 1997 were $1,413,000 and $1,083,000, respectively, an increase of $330,000 or 30%. The increase in general and administrative expenses primarily reflects (i) additional support staffing for the expanding research, clinical, development and manufacturing efforts of the Company, particularly with respect to C225 and (ii) expenses associated with the pursuit of strategic corporate alliances and other corporate development expenses. The Company expects general and administrative expenses to increase in future periods to support planned increases in research, clinical, development and manufacturing efforts of the Company.

Interest and Other Income and Interest Expense

      Interest and other income was $831,000 for the three-months ended March 31, 1998 compared to $245,000 for the three-months ended March 31, 1997, an increase of $586,000. The increase was primarily attributable to the increased interest income earned from higher cash balances in the Company's investment portfolio resulting from a public offering of Common Stock completed in March 1997 and a private placement of Series A Convertible Preferred Stock (the "Series A Preferred Shares" or "Series A Preferred Stock") completed in December 1997. Interest expense was $90,000 and $195,000 for the three-months ended March 31, 1998 and 1997, respectively, a decrease of $105,000 or 54%. Interest expense for both periods primarily included interest on an outstanding Industrial Development Revenue Bond issued in 1990 (the "1990 IDA Bond") with a principal amount of $2,200,000, interest recorded on capital lease obligations, and interest recorded on a liability to Pharmacia and UpJohn Inc. ("Pharmacia"), for the reacquisition of the worldwide rights to a recombinant mutein form of Interleukin-6 ("IL-6m") as well as clinical material manufactured and supplied by Pharmacia to the Company. The decrease was primarily attributable to the December 1997 repayment of an IDA Bond issued in 1986 (the "1986 IDA Bond") with a principal amount of $2,113,000 and the February 1998 repayment of the remaining liability to Pharmacia.

Net Losses

      The Company had net losses to common stockholders of $3,851,000 or $0.16 per share for the three-months ended March 31, 1998, compared with $6,353,000 or $0.30 per share for the three-months ended March 31, 1997. The decrease in the net losses and per share net loss to common stockholders is due to the factors mentioned in the preceding paragraphs as well as the increased number of shares of Common Stock outstanding primarily as a result of the March 1997 public offering of Common Stock.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 1998, the Company's principal sources of liquidity consisted of cash and cash equivalents and securities available for sale of approximately $55,390,000. The Company has financed its operations since inception primarily through the public and private sales of equity securities, the sale of three issues of IDA Bonds through the New York City Industrial Development Agency (the "NYIDA"), license fees and contract research and development fees and royalties received under agreements with collaborative partners and interest earned on these funds. Since inception, public and private sales of equity securities in financing transactions have raised approximately $163,799,000 in net proceeds. The sale of the IDA Bonds in each of 1985, 1986 and 1990 raised an aggregate of $6,313,000, the proceeds of which have been used for the acquisition, construction and installation of the Company's research and development facility in New York City, and of which $2,200,000 is currently outstanding. Since inception, the Company has earned approximately $30,512,000 from license fees, contract research and development fees and royalties from collaborative partners, including approximately $1,850,000 earned during the three-months ended March 31, 1998. Since inception the Company has earned approximately $6,277,000 in interest income, including approximately $830,000 earned during the three-months ended March 31, 1998.

      The Company has obligations under various capital leases for certain laboratory, office and computer equipment and also certain building improvements primarily under a December 1996 financing agreement (the "1996 Financing Agreement") with Finova Technology Finance, Inc. ("Finova"). The 1996 Financing Agreement allows the Company to finance the lease of equipment and make certain building and leasehold improvements to existing facilities involving amounts aggregating approximately $2,500,000. As of March 31, 1998, the Company had entered into six individual leases aggregating a total cost of $1,745,000. Each lease has a fair market value purchase option at the expiration of a 42-month term. Pursuant to the 1996 Financing Agreement, the Company issued to Finova a warrant expiring December 31, 1999 to purchase 23,220 shares of Common stock at an exercise price of $9.69 per share. The Company recorded a non-cash debt discount of approximately $125,000 in connection with this financing, which discount is being amortized over the 42-month term of the first lease. The 1996 Financing Agreement with Finova expired in December 1997 and the Company did not utilize the full $2,500,000 under the agreement. In April 1998, the Company entered into a new financing agreement (the "1998 Financing Agreement") with Finova aggregating approximately $2,000,000. The terms of the 1998 Financing Agreement are substantially similar to the now expired 1996 Financing Agreement except that each lease has a 48-month term.

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

      The IDA Bond issued in 1990 (the "1990 IDA Bond") in the outstanding principal amount of $2,200,000 becomes due in 2004. If the lease on the Company's New York City facility is terminated, the 1990 IDA Bond provides that it will become due 60 days prior to such termination. The Company will incur interest on the 1990 IDA Bond aggregating approximately $250,000 during 1998. The Company has granted the NYIDA a security interest in substantially all facility equipment located in the New York facility to secure the obligations of the Company to the NYIDA under the 1990 IDA Bond.

      The holders of the Series A Preferred Shares are entitled to receive cumulative dividends at an annual rate of $6.00 per share. Dividends accrue as of the issuance date of the Series A Preferred Shares and are payable on the outstanding Series A Preferred Shares in cash on December 31 of each year beginning December 31, 1999 or at the time of conversion or redemption of the Series A Preferred Shares on which the dividend is to be paid, whichever is sooner. Accrued dividends were $704,000 at March 31, 1998.

      Total capital expenditures made during the three-months ended March 31, 1998 were $428,000. Of the total capital expenditures made during the three-months ended March 31, 1998, $365,000 related to improving and equipping the Company's manufacturing facility in New Jersey. The balance of capital additions was for equipment and computer-related purchases for the corporate office and research laboratories in New York.

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

      Uncertainties associated with the length and expense of pre-clinical and clinical testing of any of the Company's products could greatly increase the cost of development of such product and affect the timing of any anticipated revenues from product sales, and failure by the Company to obtain regulatory approval for any product will preclude its commercialization. In addition, the failure by the Company to obtain patent protection for its products may make certain of its products commercially unattractive.

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

Certain Factors Affecting Forward-Looking Statements--Safe Harbor Statement

      Those statements contained herein that do not relate to historical information are forward-looking statements. There can be no assurance that the future results covered by such forward-looking statements will be achieved. Actual results may differ materially due to the risks and uncertainties inherent in the Company's business, including without limitation, the risks and uncertainties associated with completing pre-clinical and clinical trials of the Company's compounds that demonstrate such compounds' safety and effectiveness; obtaining additional financing to support the Company's operations; obtaining and maintaining regulatory approval for such compounds and complying with other governmental regulations applicable to the Company's business; obtaining the raw materials necessary in the development of such compounds; consummating collaborative arrangements with corporate partners for product development; achieving milestones under collaborative arrangements with corporate partners; developing the capacity to manufacture, market and sell the Company's products, either directly or with collaborative partners; developing market demand for and acceptance of such products; competing effectively with other pharmaceutical and biotechnological products; obtaining adequate reimbursement from third party payors; attracting and retaining key personnel; protecting proprietary rights; and those other factors set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview and Risk Factors," in the Company's most recent Annual Report on Form 10-K.

Item 3  - Quantitative and Qualitative Disclosures About Market

      Not applicable.

PART II - OTHER INFORMATION

Item 5 - Other Information

      On May 12, 1998 the Company announced that the U.S. Patent and Trademark Office has issued Patent No. 5,747,651 to the Company for antibodies against the extracellular portion of the tyrosine kinase receptor KDR/FLK-1. This receptor, known as the KDR/FLK-1 receptor, is expressed on tumor associated capillary blood vessels and plays a major role in the vascularization of tumors and their malignant growth. On March 30, 1998 at the annual meeting of the American Association for Cancer Research, ImClone's researchers presented data demonstrating the development of a monoclonal antibody that blocks in vitro binding of VEGF to the human KDR receptor and inhibits VEGF stimulated growth of endothelial cells. Primary data suggests that the antibody also inhibits the growth of human tumor-associated blood vessels.

Item 6 - Exhibits and Reports on Form 8-K

      (a)   Exhibits (numbered in accordance with Item 601 of Regulation S-K)

            Exhibit No.                Exhibit No.
            -----------                -----------

            27.1                       Financial Data Schedule

      (b)   Reports on Form 8-K

      On February 10, 1998, the Company filed with the Commission a Current Report on Form 8-K dated January 21, 1998 (i) relating to the election to the Board of Directors of John Mendelsohn, and (ii) filing as an Exhibit thereto the Company's Amended and Restated By-laws.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           IMCLONE SYSTEMS INCORPORATED
                                           (Registrant)

Date:  May 14, 1998                   By   /s/ Samuel D. Waksal
                                           -------------------------------------
                                           Samuel D. Waksal
                                           President and Chief Executive Officer

Date: May 14, 1998                    By   /s/ Carl S. Goldfischer
                                           -------------------------------------
                                           Carl S. Goldfischer
                                           Vice President, Finance and Chief
                                           Financial Officer