Form 10-Q
period 1998-06-30
IMCLONE SYSTEMS INC/DE
filed 1998-08-13
CIK 765258

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

           [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

            Class                            Outstanding as of August 12, 1998
Common Stock, par value $.001                        24,420,025 Shares

                          IMCLONE SYSTEMS INCORPORATED

                                      INDEX


                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

      Item 1. Financial Statements

              Balance Sheets - June 30, 1998 (unaudited)
              and December 31, 1997                                          1

              Unaudited Statements of Operations and
              Comprehensive Loss - Three and Six
              months ended June 30, 1998 and 1997                            2

              Unaudited Statements of Cash Flows - Six
              months ended June 30, 1998 and 1997                            3

              Notes to Financial Statements                                  4



      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations                  5

      Item 3. Quantitative and Qualitative Disclosures About
              Market Risk                                                   10


PART II - OTHER INFORMATION


      Item 4. Submission of Matters to a Vote of Security Holders           11

      Item 5. Other Information                                             12

      Item 6. Exhibits and Reports on Form 8-K                              12

Part 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                          IMCLONE SYSTEMS INCORPORATED
                                 Balance Sheets
                        (in thousands, except share data)


                                                       June 30,   December 31,
                    Assets                              1998         1997
                                                      ---------    ---------
                                                     (unaudited)
Current assets:
   Cash and cash equivalents                          $   3,874    $   2,558
   Securities available for sale                         47,852       57,052
   Prepaid expenses                                         576          596
   Other current assets                                     638          589
                                                      ---------    ---------
          Total current assets                           52,940       60,795
                                                      ---------    ---------
Property and equipment:
   Land                                                     340          340
   Building and building improvements                    10,471        8,969
   Leasehold improvements                                 4,832        4,832
   Machinery and equipment                                7,608        6,315
   Furniture and fixtures                                   623          550
   Construction in progress                                --          2,159
                                                      ---------    ---------
          Total cost                                     23,874       23,165

     Less accumulated depreciation and amortization     (12,120)     (11,294)
                                                      ---------    ---------
          Property and equipment, net                    11,754       11,871
                                                      ---------    ---------

Patent costs, net                                           972          944
Deferred financing costs, net                                51           55
Other assets                                              2,318        2,115
                                                      ---------    ---------
                                                      $  68,035    $  75,780
                                                      =========    =========
          Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                    $   1,580    $   1,731
  Accrued expenses and other                                696        1,440
  Interest payable                                           43           68
  Deferred revenue                                          283          208
  Current portion of long-term liabilities                  583          677
                                                      ---------    ---------
          Total current liabilities                       3,185        4,124
                                                      ---------    ---------

Long-term debt                                            2,200        2,200
Other long-term liabilities, less current portion         1,429        1,118
Preferred stock dividends payable                         1,302          112
                                                      ---------    ---------
          Total liabilities                               8,116        7,554
                                                      ---------    ---------

Commitments and contingencies

Stockholders' equity :
  Preferred stock, $1.00 par value; authorized
    4,000,000 shares; issued and outstanding
    Series A Convertible: 400,000 at June 30,
    1998 and December 31, 1997 (preference in
    liquidation $41,302 and $40,112, respectively)          400          400
  Common stock, $.001 par value; authorized
    45,000,000 shares; issued 24,439,142 and
    24,265,072 at  June 30, 1998 and December 31,
    1997, respectively; outstanding 24,388,325, and
    24,214,255 at June 30, 1998 and December 31,
    1997, respectively                                       24           24
  Additional paid-in capital                            185,112      185,706
  Accumulated deficit                                  (125,245)    (117,464)
  Treasury stock, at cost; 50,817 shares at
    June 30, 1998 and December 31, 1997                    (492)        (492)
  Note receivable from officer and stockholder             (136)        --
  Accumulated other comprehensive income:
    Unrealized gain on securities available for sale        256           52
                                                      ---------    ---------
          Total stockholders' equity                     59,919       68,226
                                                      ---------    ---------
                                                      $  68,035    $  75,780
                                                      =========    =========


                 See accompanying notes to financial statements.
                                     Page 1

                          IMCLONE SYSTEMS INCORPORATED
                 Statements of Operations and Comprehensive Loss
                      (in thousands, except per share data)
                                   (unaudited)

                                                            Three Months Ended       Six Months Ended
                                                                 June 30,                 June 30,
                                                           --------------------    --------------------
                                                             1998        1997        1998        1997
                                                           --------    --------    --------    --------
Revenues:
   Product development milestone revenues                  $   --      $  2,500    $  1,000    $  2,500
   Research and development funding from third
        parties and other                                       765         696       1,615         771
                                                           --------    --------    --------    --------
             Total revenues                                     765       3,196       2,615       3,271
                                                           --------    --------    --------    --------
Operating expenses:
   Research and development                                   4,675       3,257       8,846       8,652
   General and administrative                                 1,546       1,272       2,959       2,355
                                                           --------    --------    --------    --------
             Total operating expenses                         6,221       4,529      11,805      11,007
                                                           --------    --------    --------    --------

Operating loss                                               (5,456)     (1,333)     (9,190)     (7,736)
                                                           --------    --------    --------    --------
Other:
   Interest and other income                                   (778)       (440)     (1,609)       (685)
   Interest expense                                             110         145         200         340
                                                           --------    --------    --------    --------
             Net interest  and other income                    (668)       (295)     (1,409)       (345)
                                                           --------    --------    --------    --------

Net loss                                                     (4,788)     (1,038)     (7,781)     (7,391)

Preferred dividends (including assumed incremental yield
  of $317 for the three-months ended June 30, 1998 and
  $635 the six-months ended June 30, 1998)                      967        --         1,825        --
                                                           --------    --------    --------    --------

Net loss to common stockholders                            $ (5,755)   $ (1,038)   $ (9,606)   $ (7,391)
                                                           ========    ========    ========    ========

Net loss                                                   $ (4,788)   $ (1,038)   $ (7,781)   $ (7,391)

Other comprehensive income:
  Unrealized gain on securities available for sale:
    Unrealized holding gain arising during the period           135          43         204          20
    Less: Reclassification adjustment for realized gain
          (loss) included in net income                        --          --             2          (3)
                                                           --------    --------    --------    --------
             Total other comprehensive income                   135          43         202          23
                                                           --------    --------    --------    --------
Comprehensive loss                                         $ (4,653)   $   (995)   $ (7,579)   $ (7,368)
                                                           ========    ========    ========    ========

Basic and diluted net loss per common share                $  (0.24)   $  (0.04)   $  (0.40)   $  (0.33)
                                                           ========    ========    ========    ========

Weighted average shares outstanding                          24,273      24,033      24,251      22,702
                                                           ========    ========    ========    ========


                 See accompanying notes to financial statements.
                                     Page 2

                          IMCLONE SYSTEMS INCORPORATED

                            Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                           --------------------
                                                             1998        1997
                                                           --------    --------

Cash flows from operating activities:
 Net loss                                                  $ (7,781)   $ (7,391)
 Adjustments to reconcile net loss to net
      cash used in operating activities:
    Depreciation and amortization                               883         866
    Expense associated with issuance
      of options and warrants                                   310       2,634
    (Gain) loss on sale of investments                           (2)          3
    Changes in:
       Prepaid expenses                                          20        (328)
       Other current assets                                     (49)       (815)
       Due from officer                                        --            11
       Other assets                                             (35)         (8)
       Interest payable                                         (25)        (47)
       Accounts payable                                        (151)        325
       Accrued expenses and other                              (744)       (635)
       Deferred revenue                                          75         208
                                                           --------    --------
         Net cash used in operating activities               (7,499)     (5,177)
                                                           --------    --------
Cash flows from investing activities:
    Acquisitions of property and equipment                     (570)       (436)
    Purchases of securities available for sale              (28,760)    (54,777)
    Sales of securities available for sale                   37,997      37,042
    Additions to patents                                        (81)       (120)
                                                           --------    --------
         Net cash provided by (used in) investing
            activities                                        8,586     (18,291)
                                                           --------    --------
Cash flows from financing activities:
    Net proceeds from issuance of common stock                 --        23,162
    Proceeds from exercise of stock options and warrants        150       1,360
    Purchase of treasury stock                                 --          (323)
    Proceeds from equipment and building improvement
      financings                                                593        --
    Payments of other liabilities                              (514)       (906)
                                                           --------    --------
         Net cash provided by financing activities              229      23,293
                                                           --------    --------
Net increase (decrease) in cash and cash equivalents          1,316        (175)

Cash and cash equivalents at beginning of period              2,558       2,734
                                                           --------    --------
Cash and cash equivalents at end of period                 $  3,874    $  2,559
                                                           ========    ========


                 See accompanying notes to financial statements.
                                     Page 3

                          IMCLONE SYSTEMS INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

(1) Basis of Presentation

      The financial statements of ImClone Systems Incorporated ("ImClone" or the "Company") as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 are unaudited. In the opinion of management, these unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission.

      Results for the interim periods are not necessarily indicative of results for the full years.

(2) Related Party Transactions

      In January 1998, the Company accepted a promissory note totaling approximately $131,000 from its President and CEO in connection with the exercise of a warrant to purchase 87,305 shares of the Company's common stock, $.001 par value (the "Common Stock"). The note is due no later than two years from issuance and is full recourse. Interest is payable on the first anniversary date of the promissory note and on the stated maturity or any accelerated maturity at the annual rate of 8.5%. At June 30, 1998, the total amount due the Company, including interest, is approximately $136,000 and is classified in the stockholders' equity section of the balance sheet as a note receivable from officer and stockholder.

(3) Earnings Per Share

      Basic and diluted Earnings Per Share ("EPS") are computed based on the weighted average number of shares outstanding. Potentially dilutive securities, including convertible preferred stock, options and warrants, have not been included in the diluted EPS computation because they are anti-dilutive.

(4) Comprehensive Income

      On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components. In accordance with SFAS 130, the Company has displayed the components of "Other comprehensive income" and "Comprehensive loss" in the accompanying Financial Statements. All prior-period data has been reclassified to conform with the provisions of SFAS 130.

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

RESULTS OF OPERATIONS

Six Months Ended June 30, 1998 and 1997

Revenues

      Revenues for the six-months ended June 30, 1998 and 1997 were $2,615,000 and $3,271,000 respectively, a decrease of $656,000, or 20%. The decrease in revenues for the six-months ended June 30, 1998 was primarily attributable to a decrease in milestone revenue which can vary widely from period to period depending upon the timing of the achievement of various research and development milestones for products under development. Revenues for the six-months ended June 30, 1998 consisted of (i) $150,000 in research support from the Company's partnership with the Wyeth/Lederle Vaccine and Pediatrics Division of American Home Products Corporation ("American Home") in infectious diseases, (ii) $1,000,000 in milestone revenue and $1,250,000 in research and support payments from the Company's research and license agreement with Merck KGaA ("Merck") with respect to the Company's BEC2 product candidate, (iii) $117,000 in royalty revenue from the Company's strategic alliance with Abbott Laboratories ("Abbott") in diagnostics and (iv) $98,000 from a Phase I Small Business Innovation Research grant from the National Cancer Institute for a program in cancer-related angiogenesis. Revenues for the six-months ended June 30, 1997 consisted of (i) $150,000 in research support from the Company's partnership with American Home, (ii) $1,500,000 in milestone revenue and $417,000 in research and support payments from the Company's research and license agreement with Merck and (iii) $1,000,000 in milestone revenue and $204,000 in royalty revenue from the Company's strategic alliance with Abbott.

Operating: Research and Development Expenses

      Total operating expenses for the six-months ended June 30, 1998 and 1997 were $11,805,000 and $11,007,000, respectively, an increase of $798,000, or 7%.
Research and development expenses for the six-months ended June 30, 1998 and 1997 were $8,846,000 and $8,652,000, respectively, an increase of $194,000 or
2%. Such amounts for the six-months ended June 30, 1998 and 1997 represented 75% and 79%, respectively, of total operating expenses. The increase in research and development expenses for the six-months ended June 30, 1998 was attributable to increased expenditures associated with additional staffing in the area of discovery research, the initiation of new supported research programs with academic institutions, the establishment of corporate in-licensing arrangements, and expenditures in the functional areas of product development, manufacturing and clinical and regulatory affairs to support the Company's lead therapeutic product candidate, C225, for human clinical trials. This increase was partially offset by the one-time $2,233,000 non-cash compensation expense recorded for the six-months ended June 30, 1997 in connection with the extension of the term of an officer's warrant to purchase 397,000 shares of Common Stock.

General and Administrative Expenses

      General and administrative expenses include administrative personnel costs, costs incurred in connection with pursuing arrangements with corporate partners and technology licensors, and expenses associated with applying for patent protection for the Company's technology and products. Such expenses for the six-months ended June 30, 1998 and 1997 were $2,959,000 and $2,355,000, respectively, an increase of $604,000, or 26%. The increase in general and administrative expenses primarily reflected (i) additional support staffing for the expanding research, clinical, development and manufacturing efforts of the Company, particularly with respect to C225 and (ii) expenses associated with the pursuit of strategic corporate alliances and other corporate development expenses. The Company expects general and administrative expenses to increase in future periods to support planned increases in research, clinical, development and manufacturing efforts of the Company.

Interest and Other Income and Interest Expense

      Interest and other income was $1,609,000 for the six-months ended June 30, 1998 compared to $685,000 for the six-months ended June 30, 1997, an increase of $924,000, or 135%. The increase was primarily attributable to the increased interest income earned from higher cash balances in the Company's investment portfolio resulting from a private placement of Series A Convertible Preferred Stock (the "Series A Preferred Shares" or "Series A Preferred Stock") completed in December 1997. Interest expense was $200,000 and $340,000 for the six-months ended June 30, 1998 and 1997, respectively, a decrease of $140,000 or 41%. Interest expense for both periods primarily included interest on an outstanding Industrial Development Revenue Bond issued in 1990 (the "1990 IDA Bond") with a principal amount of $2,200,000, interest recorded on capital lease obligations, and interest recorded on a liability to Pharmacia and UpJohn Inc. ("Pharmacia"), for the reacquisition of the worldwide rights to a recombinant mutein form of Interleukin-6 as well as clinical material manufactured and supplied by Pharmacia to the Company. The decrease was primarily attributable to the December 1997 repayment of an IDA Bond issued in 1986 (the "1986 IDA Bond") with a principal amount of $2,113,000 and the February 1998 repayment of the remaining liability to Pharmacia.

Net Losses

      The Company had net losses to common stockholders of $9,606,000 or $0.40 per share for the six-months ended June 30, 1998 compared with $7,391,000 or $0.33 per share for the six-months ended June 30, 1997. The increase in the net losses and per share net loss to common stockholders was due primarily to the accrued dividends to preferred stockholders and to the factors mentioned in the preceding paragraphs.

Three Months Ended June 30, 1998 and 1997

Revenues

      Revenues for the three-months ended June 30, 1998 and June 30, 1997 were $765,000 and $3,196,000, respectively, a decrease of $2,431,000, or 76%. The decrease in revenues for the three-months ended June 30, 1998 was primarily attributable to a decrease in milestone revenue which can vary widely from period to period depending upon the timing of the achievement of various research and development milestones for products under development. Revenues for the three-months ended June 30, 1998 consisted of (i) $75,000 in research support from the Company's partnership with American Home, (ii) $625,000 in research and support payments from the Company's research and license agreement with Merck, and (iii) $65,000 in royalty revenue from the Company's strategic alliance with Abbott. Revenues for the three-months ended June 30, 1997 consisted of (i) $75,000 in research support from the Company's partnership with American Home, (ii) $1,500,000 in milestone revenue and $417,000 in research and support payments from the Company's research and license agreement with Merck, and (iii) $1,000,000 in milestone revenue and $204,000 in royalty revenue from the Company's strategic alliance with Abbott.

Operating: Research and Development

      Total operating expenses for the three-months ended June 30, 1998 and 1997 were $6,221,000 and $4,529,000, respectively, an increase of $1,692,000 or 37%.
Research and development expenses for the three-months ended June 30, 1998 and 1997 were $4,675,000 and $3,257,000, respectively, an increase of $1,418,000 or
44%. Such amounts for the three-months ended June 30, 1998 and 1997 represented 75% and 72%, respectively, of total operating expenses. The increase in research and development expenses for the six-months ended June 30, 1998 was attributable to increased expenditures associated with additional staffing in the area of discovery research, the initiation of new supported research programs with academic institutions, the establishment of corporate in-licensing arrangements, and expenditures in the functional areas of product development, manufacturing and clinical and regulatory affairs to support the Company's lead therapeutic product candidate, C225, for human clinical trials.

General and Administrative

      General and administrative expenses include administrative personnel costs, costs incurred in connection with pursuing arrangements with corporate partners and technology licensors, and expenses associated with applying for patent protection for the Company's technology and products. Such expenses for the three-months ended June 30, 1998 and 1997 were $1,546,000 and $1,272,000, respectively, an increase of $274,000 or 22%. The increase in general and administrative expenses primarily reflected (i) additional support staffing for the expanding research, clinical, development and manufacturing efforts of the Company, particularly with respect to C225 and (ii) expenses associated with the pursuit of strategic corporate alliances and other corporate development expenses. The Company expects general and administrative expenses to increase in future periods to support planned increases in research, clinical, development and manufacturing efforts of the Company.

Interest and Other Income/Expense

      Interest and other income was $778,000 for the three-months ended June 30, 1998 compared to $440,000 for the three-months ended June 30, 1997, an increase of $338,000, or 77%. The increase was primarily attributable to the increased interest income earned from higher cash balances in the Company's investment portfolio resulting from a private placement of Series A Preferred Stock completed in December 1997. Interest expense was $110,000 and $145,000 for the three-months ended June 30, 1998 and June 30, 1997, respectively, a decrease of $35,000 or 24%. Interest and other expense for both periods primarily included interest on the 1990 IDA Bond with an aggregate principal amount of $2,200,000 and interest recorded on capital lease obligations. The decrease was primarily attributable to the December 1997 repayment of the 1986 IDA Bond with a principal amount of $2,113,000.

Net Losses

      The Company had net losses to common stockholders of $5,755,000 or $0.24 per share for the three-months ended June 30, 1998 compared with $1,038,000 or $0.04 per share for the three-months ended June 30, 1997. The increase in the net losses and per share net loss to common stockholders was due primarily to the accrued dividends to preferred stockholders and to the factors mentioned in the preceding paragraphs.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 1998, the Company's principal sources of liquidity consisted of cash and cash equivalents and securities available for sale of approximately $51,726,000. The Company has financed its operations since inception primarily through the public and private sales of equity securities, the sale of three issues of IDA bonds (collectively, the "IDA Bonds") through the New York City Industrial Development Agency (the "NYIDA"), license fees and contract research and development fees and royalties received under agreements with collaborative partners and interest earned on these funds. Since inception, public and private sales of equity securities in financing transactions have raised approximately $163,799,000 in net proceeds. The sale of the IDA Bonds in each of 1985, 1986 and 1990 raised an aggregate of $6,313,000, the proceeds of which have been used for the acquisition, construction and installation of the Company's research and development facility in New York City, and of which $2,200,000 is currently outstanding. Since inception, the Company has earned approximately $31,277,000 from license fees, contract research and development fees and royalties from collaborative partners, including approximately $2,615,000 earned during the six-months ended June 30, 1998. Since inception the Company has earned approximately $7,054,000 in interest income, including approximately $1,607,000 earned during the six-months ended June 30, 1998.

      The Company has obligations under various capital leases for certain laboratory, office and computer equipment and also certain building improvements primarily under a December 1996 financing agreement (the "1996 Financing
Agreement") and an April 1998 financing agreement (the "1998 Financing Agreement") with Finova Technology Finance, Inc. ("Finova"). The 1996 Financing Agreement allowed the Company to finance the lease of equipment and make certain building and leasehold improvements to existing facilities involving amounts aggregating approximately $2,500,000. Each lease has a fair market value purchase option at the expiration of a 42-month term. Pursuant to the 1996 Financing Agreement, the Company issued to Finova a warrant expiring December 31, 1999 to purchase 23,220 shares of Common Stock at an exercise price of $9.69 per share. The Company recorded a non-cash debt discount of approximately $125,000 in connection with this financing, which discount is being amortized over the 42-month term of the first lease. The 1996 Financing Agreement with Finova expired in December 1997 and the Company did not utilize the full $2,500,000 under the agreement. In April 1998, the Company entered into the 1998 Financing Agreement with Finova aggregating approximately $2,000,000. The terms of the 1998 Financing Agreement are substantially similar to the now expired 1996 Financing Agreement except that each lease has a 48-month term. As of June 30, 1998, the Company had entered into eight individual leases under both the 1996 Financing Agreement and the 1998 Financing Agreement aggregating a total cost of $2,478,000 and had $1,267,000 available under the 1998 Financing Agreement.

      The Company has expended and will continue to expend in the future substantial funds to continue the research and development of its products, conduct pre-clinical and clinical trials, establish clinical-scale and commercial-scale manufacturing in its own facilities or in the facilities of others, and market its products. The Company has entered into preliminary discussions with several major pharmaceutical companies regarding various alternatives concerning the funding of research and development for certain of its products. No assurance can be given that the Company will be successful in consummating any such alternatives. These discussions have included potential significant strategic alliances for the development and commercialization of the Company's lead product candidate, C225. Such strategic alliances could include up-front license fees plus milestone fees and revenue sharing. There can be no assurance that the Company will be successful in achieving such alliances, nor can the Company predict the amount of funds which might be available to it if it entered into such alliances or the time at which such funds would be made available or the other terms of any such alliances.

      In January 1998, the Company completed the construction and commissioning of a new 1,750 square foot process development center at its Somerville, New Jersey facility at a cost of approximately $1,650,000. The Company has also taken steps to complete a formal design concept for large scale manufacturing at this facility. If the Company adapts this facility to large-scale manufacturing or does so at another location, it will incur substantial additional costs. The lease on the Company's New York City facility expires in March 1999. The Company expects to extend the lease and retrofit the facility to fit its needs.

      The 1990 IDA Bond in the outstanding principal amount of $2,200,000 becomes due in 2004. If the lease on the Company's New York City facility is terminated, the 1990 IDA Bond provides that it will become due 60 days prior to such termination. The Company will incur interest on the 1990 IDA Bond aggregating approximately $250,000 during 1998. The Company has granted the NYIDA a security interest in substantially all facility equipment located in the New York facility to secure the obligations of the Company to the NYIDA under the 1990 IDA Bond.

      The holders of the Series A Preferred Shares are entitled to receive cumulative dividends at an annual rate of $6.00 per share. Dividends accrue as of the issuance date of the Series A Preferred Shares and are payable on the outstanding Series A Preferred Shares in cash on December 31 of each year beginning December 31, 1999 or at the time of conversion or redemption of the Series A Preferred Shares on which the dividend is to be paid, whichever is sooner. Accrued dividends were $1,302,000 at June 30, 1998.

      Total capital expenditures made during the six-months ended June 30, 1998 were $709,000. Of such expenditures, $139,000 have been reimbursed in accordance with the terms of the 1998 Financing Agreement with Finova. Of the total capital expenditures made during the six-months ended June 30, 1998, $537,000 related to improving and equipping the Company's manufacturing facility in New Jersey. The balance of capital additions was for equipment and computer-related purchases for the corporate office and research laboratories in New York.

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

      Uncertainties associated with the length and expense of pre-clinical and clinical testing of any of the Company's product candidates could greatly increase the cost of development of such products and affect the timing of any anticipated revenues from product sales, and failure by the Company to obtain regulatory approval for any product will preclude its commercialization. In addition, the failure by the Company to obtain patent protection for its products may make certain of its products commercially unattractive.

      At December 31, 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $115,000,000 which expire at various dates from 2000 through 2012. At December 31, 1997 the Company had research credit carryforwards of approximately $2,303,000 which expire at various dates between years 2001 and 2012. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company's net operating loss and research credit carryforwards may be limited if the company experiences a change in ownership of more than 50 percentage points within a three-year period. Since 1986, the Company experienced two ownership changes. Accordingly, the Company's net operating loss carryforwards available to offset future federal taxable income arising before such ownership changes are limited to $5,159,000 annually. Similarly, the Company is restricted in using its research credit carryforwards arising before such ownership changes to offset future federal income tax expense.

Other Items

      The Company is evaluating the risks and costs associated with the year 2000 conversion. The Company is communicating with those organizations with which it does business to ensure that year 2000 issues are being resolved in a timely manner. If necessary, modifications and conversions by those with which the Company does business are not completed timely, the year 2000 conversion issue may have a material adverse effect on the Company's consolidated financial position and results of operations. Based on the Company's ongoing evaluation, management does not currently believe that the costs to achieve year 2000 compliance will be material to the Company's financial position or results of operations.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

      Not applicable.

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

      (a) An annual meeting of stockholders was held on May 27, 1998 (the "Annual Meeting").

      (b) The directors elected at the Annual Meeting were Richard Barth, Jean Carvais, Vincent T. DeVita, Jr., Robert F. Goldhammer, David M. Kies, Paul B. Kopperl, John Mendelsohn, William R. Miller, Harlan W. Waksal and Samuel D. Waksal. Such persons are all of the directors of the Company whose term of office as a director continued after the Annual Meeting.

      (c) The matters voted upon at the Annual Meeting and the results of the voting, are set forth below. Broker non-votes were not applicable.

      (I) Election of directors


             Name                                In Favor           Withheld
             ----                                --------           --------

             Richard Barth                      20,225,747          159,159
             Jean Carvais                       20,225,947          158,959
             Vincent T. DeVita, Jr.             20,228,708          156,198
             Robert F. Goldhammer               20,105,567          279,339
             David M. Kies                      20,231,947          152,959
             Paul B. Kopperl                    20,231,947          152,959
             John Mendelsohn                    20,232,147          152,759
             William R. Miller                  20,226,147          158,759
             Harlan W. Waksal                   20,232,207          152,669
             Samuel D. Waksal                   20,108,767          276,139

      (ii) The stockholders approved the Company's 1998 Employee Stock Purchase Plan. The stockholders voted 19,790,050 shares in favor, 388,426 shares against and 206,430 shares abstained from voting.

      (iii) The stockholders ratified the appointment by the Board of Directors of KPMG Peat Marwick LLP as the Company's independent certified public accountants for the fiscal year ending December 31, 1997. The stockholders voted 20,161,112 shares in favor, 211,739 shares against and 57,055 shares abstained from voting.

Item 5 - Other Information

      None.

Item 6 - Exhibits and Reports on Form 8-K

      (a)   Exhibits (numbered in accordance with Item 601 of Regulation S-K)

            Exhibit No.        Description
            -----------        -----------

            10.67              Equipment leasing commitment from
                               Finova Technology Finance, Inc.

            10.68              1998 Employee Stock Purchase Plan

            10.69              1998 Non-Qualified Stock Option Plan,
                               as amended

            27.1               Financial Data Schedule


      (b)   Reports on Form 8-K

            None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          IMCLONE SYSTEMS INCORPORATED
                                          (Registrant)

Date:  August 13, 1998                By   /s/ Samuel D. Waksal
                                           -------------------------------------
                                           Samuel D. Waksal
                                           President and Chief Executive Officer

Date: August 13, 1998                 By   /s/ Carl S. Goldfischer
                                           -------------------------------------
                                           Carl S. Goldfischer
                                           Vice President, Finance and Chief
                                           Financial Officer