Form 10-Q
period 1998-09-30
IMCLONE SYSTEMS INC/DE
filed 1998-11-13
CIK 765258

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

      [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

      [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ______________

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

                            Yes _X_      No ___

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                Class                    Outstanding as of November 12, 1998
      -----------------------------      -----------------------------------
      Common Stock, par value $.001                24,453,647 Shares

                          IMCLONE SYSTEMS INCORPORATED

                                     INDEX

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Balance Sheets - September 30, 1998 (unaudited)
              and December 31, 1997                                          1

              Unaudited Statements of Operations and
              Comprehensive Loss - Three and nine
              months ended September 30, 1998 and 1997                       2

              Unaudited Statements of Cash Flows - Nine
              months ended September 30, 1998 and 1997                       3

              Notes to Financial Statements                                  4

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                  6

     Item 3.  Quantitative and Qualitative Disclosures About
              Market Risk                                                   12

PART II - OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds                     12

     Item 6.  Exhibits and Reports on Form 8-K                              12

              Signature                                                     13

Part 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                          IMCLONE SYSTEMS INCORPORATED

                                 Balance Sheets
                       (in thousands, except share data)

                                                     September 30,  December 31,
                        Assets                           1998          1997
                                                     -------------  ------------
                                                      (unaudited)
Current assets:
  Cash and cash equivalents .......................   $   2,599      $   2,558
  Securities available for sale ...................      44,917         57,052
  Prepaid expenses ................................         214            596
  Other current assets ............................         909            589
                                                      ---------      ---------
                  Total current assets ............      48,639         60,795
                                                      ---------      ---------
Property and equipment:
  Land ............................................         340            340
  Building and building improvements ..............      10,498          8,969
  Leasehold improvements ..........................       4,832          4,832
  Machinery and equipment .........................       7,766          6,315
  Furniture and fixtures ..........................         629            550
  Construction in progress ........................          31          2,159
                                                      ---------      ---------
                  Total cost ......................      24,096         23,165
    Less accumulated depreciation and
       amortization ...............................     (12,528)       (11,294)
                                                      ---------      ---------
                  Property and equipment, net .....      11,568         11,871
                                                      ---------      ---------
Patent costs, net .................................       1,112            944
Deferred financing costs, net .....................          48             55
Other assets ......................................       1,412          2,115
                                                      ---------      ---------
                                                      $  62,779      $  75,780
                                                      =========      =========

         Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable ................................   $   1,302      $   1,731
  Accrued expenses and other ......................       2,463          1,440
  Interest payable ................................         106             68
  Deferred revenue ................................         358            208
  Current portion of long-term liabilities ........         598            677
                                                      ---------      ---------
                  Total current liabilities .......       4,827          4,124
                                                      ---------      ---------
Long-term debt ....................................       2,200          2,200
Other long-term liabilities, less
  current portion .................................       1,267          1,118
Preferred stock dividends payable .................       1,907            112
                                                      ---------      ---------
                  Total liabilities ...............      10,201          7,554
                                                      ---------      ---------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $1.00 par value;
     authorized 4,000,000 shares; issued
     and outstanding Series A Convertible:
     400,000 at September 30, 1998 and
     December 31, 1997 (preference in
     liquidation $41,907 and $40,112,
     respectively) ................................         400            400
  Common stock, $.001 par value; authorized
     45,000,000 shares; issued 24,489,933
     and 24,265,072 at  September 30, 1998 and
     December 31, 1997, respectively;
     outstanding 24,439,116, and 24,214,255
     at September 30, 1998 and December 31, 1997,
     respectively .................................          24             24
  Additional paid-in capital ......................     184,882        185,706
  Accumulated deficit .............................    (131,411)      (117,464)
  Treasury stock, at cost; 50,817 shares
     at September 30, 1998
     and December 31, 1997 ........................        (492)          (492)
  Note receivable - officer and stockholder .......        (139)          --
  Accumulated other comprehensive income (loss):
     Unrealized (loss) gain on securities
        available for sale ........................        (686)            52
                                                      ---------      ---------
                  Total stockholders' equity ......      52,578         68,226
                                                      ---------      ---------
                                                      $  62,779      $  75,780
                                                      =========      =========

                See accompanying notes to financial statements.

                          IMCLONE SYSTEMS INCORPORATED

                 Statements of Operations and Comprehensive Loss
                      (in thousands, except per share data)
                                   (unaudited)

                                                       Three Months Ended        Nine Months Ended
                                                          September 30,            September 30,
                                                       ------------------       -------------------
                                                         1998      1997          1998        1997
                                                       --------   -------       -------    --------
Revenues:
  Product development milestone revenues ...........   $   --      $   --      $  1,000    $  2,500
  Research and development funding from third
     parties and other .............................        819         742       2,434       1,513
                                                       --------    --------    --------    --------
             Total revenues ........................        819         742       3,434       4,013
                                                       --------    --------    --------    --------

Operating expenses:
  Research and development .........................      6,423       3,320      15,269      11,972
     General and administrative ....................      1,215       1,039       4,174       3,394
                                                       --------    --------    --------    --------
             Total operating expenses ..............      7,638       4,359      19,443      15,366
                                                       --------    --------    --------    --------

Operating loss .....................................     (6,819)     (3,617)    (16,009)    (11,353)
                                                       --------    --------    --------    --------

Other:
  Interest and other income ........................       (773)       (414)     (2,382)     (1,099)
  Interest expense .................................        120         131         320         471
                                                       --------    --------    --------    --------
             Net interest and other income .........       (653)       (283)     (2,062)       (628)
                                                       --------    --------    --------    --------
Net loss ...........................................     (6,166)     (3,334)    (13,947)    (10,725)

Preferred dividends (including assumed
  incremental yield of $317 for the three
  months ended September 30, 1998 and
  $952 the nine months ended
  September 30, 1998) ..............................        922        --         2,747        --
                                                       --------    --------    --------    --------

Net loss to common stockholders ....................   $ (7,088)   $ (3,334)   $(16,694)   $(10,725)
                                                       ========    ========    ========    ========

Net loss ...........................................   $ (6,166)   $ (3,334)   $(13,947)   $(10,725)

Other comprehensive income (loss):
  Unrealized gain on securities
     available for sale:
        Unrealized holding gain (loss)
           arising during the period ...............       (910)         20        (704)         37
        Less: Reclassification adjustment
           for realized gain (loss)
           included in net income ..................         32           1          34          (2)
                                                       --------    --------    --------    --------
             Total other comprehensive income (loss)       (942)         19        (738)         39
                                                       --------    --------    --------    --------

Comprehensive loss .................................   $ (7,108)   $ (3,315)   $(14,685)   $(10,686)
                                                       ========    ========    ========    ========

Basic and diluted net loss per common share ........   $  (0.29)   $  (0.14)   $  (0.69)   $  (0.46)
                                                       ========    ========    ========    ========

Weighted average shares outstanding ................     24,328      24,123      24,277      23,193
                                                       ========    ========    ========    ========

                See accompanying notes to financial statements.

                          IMCLONE SYSTEMS INCORPORATED

                            Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                            Nine Months Ended
                                                               September 30,
                                                          ----------------------
                                                            1998          1997
                                                          --------      --------

Cash flows from operating activities:
   Net loss ..........................................    $(13,947)    $(10,725)
   Adjustments to reconcile net loss to net
          cash used in operating activities:
      Depreciation and amortization ..................       1,341        1,286
      Expense associated with issuance
          of options and warrants ....................         416        2,681
      (Gain) loss on sale of investments .............         (34)           2
      Changes in:
         Prepaid expenses ............................         382         (215)
         Other current assets ........................        (320)      (1,320)
         Due from officer ............................        --             19
         Other assets ................................         (47)          (8)
         Interest payable ............................          38           39
         Accounts payable ............................        (429)         194
         Accrued expenses and other ..................       1,023         (749)
         Deferred revenue ............................         150         --
                                                          --------     --------
               Net cash used in
                 operating activities ................     (11,427)      (8,796)
                                                          --------     --------

Cash flows from investing activities:
      Acquisitions of property and equipment .........        (812)      (1,570)
      Proceeds from sale of equipment ................        --            280
      Purchases of securities available for sale .....     (38,322)     (61,318)
      Sales of securities available for sale .........      50,503       47,629
      Additions to patents ...........................        (248)        (180)
                                                          --------     --------
               Net cash provided by (used in)
                  investing activities ...............      11,121      (15,159)
                                                          --------     --------

Cash flows from financing activities:
      Net proceeds from issuance of common stock .....        --         23,154
      Proceeds from exercise of stock
        options and warrants .........................         404        1,526
      Proceeds from issuance of common stock
        under the employee stock purchase plan .......          12         --
      Purchase of treasury stock .....................        --           (323)
      Proceeds from equipment and building
        improvement financings .......................         593         --
      Payments of other liabilities ..................        (662)      (1,361)
                                                          --------     --------
               Net cash provided by
                  financing activities ...............         347       22,996
                                                          --------     --------

Net increase (decrease) in cash and
      cash equivalents ...............................          41         (959)

Cash and cash equivalents at beginning of period .....       2,558        2,734
                                                          --------     --------
Cash and cash equivalents at end of period ...........    $  2,599     $  1,775
                                                          ========     ========

                See accompanying notes to financial statements.

                          IMCLONE SYSTEMS INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

(1)  Basis of Presentation

      The financial statements of ImClone Systems Incorporated ("ImClone" or the "Company") as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997 are unaudited. In the opinion of management, these unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission.

      Results for the interim periods are not necessarily indicative of results for the full years.

(2) Financing Agreement

      In April, the Company entered into a financing agreement (the "1998 Financing Agreement") with Finova Technology Finance, Inc. ("Finova"). The 1998 Financing Agreement allows the Company to finance the lease of equipment and make certain building and leasehold improvements to existing facilities involving amounts aggregating approximately $2,000,000. Each lease has a fair market value purchase option at the expiration of a 48-month term. As of September 30, 1998, the Company had entered into eight individual leases under both the 1998 Financing Agreement and a now expired 1996 financing agreement with Finova aggregating a total cost of $2,478,000. The Company has $1,267,000 available under the 1998 Financing Agreement.

(3) Commitments

      The Company has an agreement in principle for the supplemental further development, production scale-up and manufacture of its lead therapeutic product candidate, C225, for use in human clinical trials. Services pursuant to this agreement commenced in April 1998. The total project cost is DM8,490,000, or currently approximately $5,100,000. As of September 30, 1998, the Company has recorded a $1,875,000 liability for services provided to date under this agreement which amount is classified on the balance sheet in accrued expenses and other.

(4) Related Party Transactions

      In January 1998, the Company accepted a promissory note totaling approximately $131,000 from its President and CEO in connection with the exercise of a warrant to purchase 87,305 shares of the Company's common stock, $.001 par value (the "Common Stock"). The note is due no later than two years from issuance and is full recourse. Interest is payable on the first anniversary date of the promissory note and on the stated maturity or any accelerated maturity at the annual rate of 8.5%. At September 30, 1998, the total amount due the Company, including interest, is approximately $139,000 and is classified in the stockholders' equity section of the balance sheet as a note receivable from officer and stockholder.

      In October 1998, the Company accepted an unsecured promissory note totaling $100,000 from its Executive Vice President and COO. The note is payable on demand including interest at the annual rate of 8.25% for the period that the loan is outstanding. It is expected that payment of the note in full will be made in November 1998.

(5)  Earnings Per Share

      Basic and diluted Earnings Per Share ("EPS") are computed based on the weighted average number of shares outstanding. Potentially dilutive securities, including convertible preferred stock, options and warrants, have not been included in the diluted EPS computation because they are anti-dilutive.

(6)  Comprehensive Income (Loss)

      On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components. In accordance with SFAS 130, the Company has displayed the components of "Other comprehensive income (loss)" and "Comprehensive income
(loss)" in the accompanying Financial Statements. All prior-period data have been reclassified to conform with the provisions of SFAS 130.

(7)  Employee Stock Purchase Plan

      In April 1998, the Company's board of directors adopted the ImClone Systems Incorporated 1998 Employee Stock Purchase Plan (the "ESPP"), subject to shareholder approval which was received in May 1998. The ESPP allows eligible employees to purchase shares of the Company's Common Stock through payroll deductions at the end of quarterly purchase periods. To be eligible, an individual must be employed for a period of not less than six months, he or she is required to work more than 20 hours per week for at least 5 months per calendar year and he or she may not own greater than 5% of the Company's Common Stock. Pursuant to the ESPP, the Company has reserved 500,000 shares of Common Stock for issuance. On the first day of each quarterly purchase period, each eligible employee participating in such quarterly purchase period will be granted an option to purchase a number of shares of Common Stock determined by dividing such employee's contributions accumulated prior to the last day of the quarterly period by the purchase price. The purchase price is equal to 85% of the market price per share on the last day of each quarterly purchase period. An employee may purchase stock from the accumulation of payroll deductions of up to a maximum of 15% of his or her compensation, limited to $25,000 per year. As of September 30, 1998, participating employees have purchased 1,594 shares of Common Stock at an aggregate purchase price of $11,856. No compensation expense has been recorded in connection with the ESPP.

(8)  Reclassification

      Certain amounts previously reported have been reclassified to conform to the current year presentation.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis by management is provided to identify certain significant factors which affected the Company's financial position and operating results during the periods included in the accompanying financial statements.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 1998 and 1997

Revenues

      Revenues for the nine-months ended September 30, 1998 and 1997 were $3,434,000 and $4,013,000, respectively, a decrease of $579,000, or 14%. The decrease in revenues for the nine-months ended September 30, 1998 was primarily attributable to a decrease in milestone revenue which can vary widely from period to period depending upon the timing of the achievement of various research and development milestones for products under development. Revenues for the nine-months ended September 30, 1998 consisted of (i) $225,000 in research support from the Company's partnership with the Wyeth/Lederle Vaccine and Pediatrics Division of American Home Products Corporation ("American Home") in infectious diseases, (ii) $1,000,000 in milestone revenue and $1,875,000 in research and support payments from the Company's research and license agreement with Merck KGaA ("Merck") with respect to the Company's BEC2 product candidate,
(iii) $236,000 in royalty revenue from the Company's strategic alliance with Abbott Laboratories ("Abbott") in diagnostics, and (iv) $98,000 from a Phase I Small Business Innovation Research grant from the National Cancer Institute for a program in cancer-related angiogenesis. Revenues for the nine-months ended September 30, 1997 consisted of (i) $225,000 in research support from the Company's partnership with American Home, (ii) $1,500,000 in milestone revenue and $1,042,000 in research and support payments from the Company's research and license agreement with Merck, and (iii) $1,000,000 in milestone revenue and $246,000 in royalty revenue from the Company's strategic alliance with Abbott.

Operating: Research and Development Expenses

      Total operating expenses for the nine-months ended September 30, 1998 and 1997 were $19,443,000 and $15,366,000, respectively, an increase of $4,077,000, or 27%. Research and development expenses for the nine-months ended September 30, 1998 and 1997 were $15,269,000 and $11,972,000, respectively, an increase of
$3,297,000 or 28%. Such amounts for the nine-months ended September 30, 1998 and 1997 represented 79% and 78%, respectively, of total operating expenses. The increase in research and development expenses for the nine-months ended September 30, 1998 was partially attributable to the costs associated with an agreement in principle for the contract manufacturing of clinical grade C225, the Company's lead therapeutic product candidate, to support ongoing and future human clinical trials. Additionally, the increase in research and development expenses is due to expenditures associated with additional staffing in the area of discovery research, the initiation of new supported research programs with academic institutions, the establishment of corporate in-licensing arrangements, and expenditures in the functional areas of product development, manufacturing, clinical and regulatory affairs associated with C225. This increase was partially offset by the one-time $2,233,000 non-cash compensation expense recorded for the nine-months ended September 30, 1997 in connection with the extension of the term of an officer's warrant to purchase 397,000 shares of Common Stock.

General and Administrative Expenses

      General and administrative expenses include administrative personnel costs, costs incurred in connection with pursuing arrangements with corporate partners and technology licensors, and expenses associated with applying for patent protection for the Company's technology and products. Such expenses for the nine-months ended September 30, 1998 and 1997 were $4,174,000 and $3,394,000, respectively, an increase of $780,000, or 23%. The increase in general and administrative expenses primarily reflected (i) additional support staffing for the expanding research, clinical, development and manufacturing efforts of the Company, particularly with respect to C225, and (ii) expenses associated with the pursuit of strategic corporate alliances and other corporate development expenses. The Company expects general and administrative expenses to increase in future periods to support planned increases in research, clinical, development and manufacturing efforts of the Company.

Interest and Other Income and Interest Expense

      Interest and other income was $2,382,000 for the nine-months ended September 30, 1998 compared to $1,099,000 for the nine-months ended September
30, 1997, an increase of $1,283,000, or 117%. The increase was primarily attributable to the increased interest income earned from higher cash balances in the Company's investment portfolio resulting from a private placement of Series A Convertible Preferred Stock (the "Series A Preferred Shares" or "Series A Preferred Stock") completed in December 1997. Interest expense was $320,000 and $471,000 for the nine-months ended September 30, 1998 and 1997, respectively, a decrease of $151,000 or 32%. Interest expense for both periods primarily included interest on an outstanding Industrial Development Revenue Bond issued in 1990 (the "1990 IDA Bond") with a principal amount of $2,200,000, interest recorded on capital lease obligations, and interest recorded on a liability to Pharmacia and UpJohn Inc. ("Pharmacia"), for the reacquisition of the worldwide rights to a recombinant mutein form of Interleukin-6 as well as clinical material manufactured and supplied by Pharmacia to the Company. The decrease was primarily attributable to the December 1997 repayment of an IDA Bond issued in 1986 (the "1986 IDA Bond") with a principal amount of $2,113,000 and the February 1998 repayment of the remaining liability to Pharmacia.

Net Losses

      The Company had net losses to common stockholders of $16,694,000 or $0.69 per share for the nine-months ended September 30, 1998 compared with $10,725,000 or $0.46 per share for the nine-months ended September 30, 1997. The increase in the net losses and per share net loss to common stockholders was due primarily to the accrued dividends to preferred stockholders and to the factors mentioned in the preceding paragraphs.

Three Months Ended September 30, 1998 and 1997

Revenues

      Revenues for the three-months ended September 30, 1998 and 1997 were $819,000 and $742,000, respectively, an increase of $77,000, or 10%. The increase in revenues for the three-months ended September 30, 1998 was primarily attributable to increased royalty revenue from the Company's strategic alliance with Abbott. Revenues for the three-months ended September 30, 1998 consisted of
(i) $75,000 in research support from the Company's partnership with American Home, (ii) $625,000 in research and support payments from the Company's research and license agreement with Merck, and (iii) $119,000 in royalty revenue from the Company's strategic alliance with Abbott. Revenues for the three-months ended
September 30, 1997 consisted of (i) $75,000 in research support from the Company's partnership with American Home, (ii) $625,000 in research and support payments from the Company's research and license agreement with Merck, and (iii) $42,000 in royalty revenue from the Company's strategic alliance with Abbott.

Operating: Research and Development

      Total operating expenses for the three-months ended September 30, 1998 and 1997 were $7,638,000 and $4,359,000, respectively, an increase of $3,279,000 or
75%. Research and development expenses for the three-months ended September 30, 1998 and 1997 were $6,423,000 and $3,320,000, respectively, an increase of $3,103,000 or 93%. Such amounts for the three-months ended September 30, 1998 and 1997 represented 84% and 76%, respectively, of total operating expenses. The increase in research and development expenses for the three-months ended September 30, 1998 was primarily attributable to the costs associated with an agreement in principle for the contract manufacturing of clinical grade C225, the Company's lead therapeutic product candidate, to support ongoing and future human clinical trials. Additionally, the increase in research and development expenses is due to expenditures associated with additional staffing in the area of discovery research, the initiation of new supported research programs with academic institutions, the establishment of corporate in-licensing arrangements, and expenditures in the functional areas of product development, manufacturing, clinical and regulatory affairs associated with C225.

General and Administrative

      General and administrative expenses include administrative personnel costs, costs incurred in connection with pursuing arrangements with corporate partners and technology licensors, and expenses associated with applying for patent protection for the Company's technology and products. Such expenses for the three-months ended September 30, 1998 and 1997 were $1,215,000 and $1,039,000, respectively, an increase of $176,000 or 17%. The increase in general and administrative expenses primarily reflected (i) additional support staffing for the expanding research, clinical, development and manufacturing efforts of the Company, particularly with respect to C225 and (ii) expenses associated with the pursuit of strategic corporate alliances and other corporate development expenses. The Company expects general and administrative expenses to increase in future periods to support planned increases in research, clinical, development and manufacturing efforts of the Company.

Interest and Other Income/Expense

      Interest and other income was $773,000 for the three-months ended September 30, 1998 compared to $414,000 for the three-months ended September 30, 1997, an increase of $359,000, or 87%. The increase was primarily attributable to the increased interest income earned from higher cash balances in the Company's investment portfolio resulting from a private placement of Series A Preferred Stock completed in December 1997. Interest expense was $120,000 and $131,000 for the three-months ended September 30, 1998 and 1997, respectively, a decrease of $11,000 or 8%. Interest and other expense for both periods primarily included interest on the 1990 IDA Bond with an aggregate principal amount of $2,200,000 and interest recorded on capital lease obligations. The decrease was primarily attributable to the December 1997 repayment of the 1986 IDA Bond with a principal amount of $2,113,000.

Net Losses

      The Company had net losses to common stockholders of $7,088,000 or $0.29 per share for the three-months ended September 30, 1998 compared with $3,334,000 or $0.14 per share for the three-months ended September 30, 1997. The increase in the net losses and per share net loss to common stockholders was due primarily to the accrued dividends to preferred stockholders and to the factors mentioned in the preceding paragraphs.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 1998, the Company's principal sources of liquidity consisted of cash and cash equivalents and short-term securities available for sale of approximately $47,516,000. The Company has financed its operations since inception primarily through the public and private sales of equity securities, the sale of three issues of IDA bonds (collectively, the "IDA Bonds") through the New York City Industrial Development Agency (the "NYIDA"), license fees and contract research and development fees and royalties received under agreements with collaborative partners and interest earned on these funds. Since inception, public and private sales of equity securities in financing transactions have raised approximately $163,799,000 in net proceeds. The sale of the IDA Bonds in each of 1985, 1986 and 1990 raised an aggregate of $6,313,000, the proceeds of which have been used for the acquisition, construction and installation of the Company's research and development facility in New York City, and of which $2,200,000 is currently outstanding. Since inception, the Company has earned approximately $32,096,000 from license fees, contract research and development fees and royalties from collaborative partners, including approximately $3,434,000 earned during the nine-months ended September 30, 1998. Since inception the Company has earned approximately $7,796,000 in interest income, including approximately $2,349,000 earned during the nine-months ended September 30, 1998.

      In October 1997, the Company entered into a Collaborative Research and License Agreement with CombiChem, Inc. ("CombiChem") to discover and develop novel small molecules against selected targets for the treatment of cancer. Concurrent with the execution of the Collaborative Research and License Agreement, the Company entered into a Stock Purchase Agreement pursuant to which the Company purchased 312,500 shares of common stock of CombiChem, as adjusted, for aggregate consideration of $2,000,000. The investment has been classified as a long-term asset. During the nine months ended September 30, 1998 the Company recorded an unrealized loss of $750,000 on this investment due to a reduction in the market value of the stock. The Company deems this reduction in market value to be temporary.

      The Company has obligations under various capital leases for certain laboratory, office and computer equipment and also certain building improvements primarily under a December 1996 financing agreement (the "1996 Financing
Agreement") and an April 1998 financing agreement (the "1998 Financing Agreement") with Finova Technology Finance, Inc. ("Finova"). The 1996 Financing Agreement allowed the Company to finance the lease of equipment and make certain building and leasehold improvements to existing facilities involving amounts aggregating approximately $2,500,000. Each lease has a fair market value purchase option at the expiration of a 42-month term. Pursuant to the 1996 Financing Agreement, the Company issued to Finova a warrant expiring December 31, 1999 to purchase 23,220 shares of Common Stock at an exercise price of $9.69 per share. The Company recorded a non-cash debt discount of approximately $125,000 in connection with this financing, which discount is being amortized over the 42-month term of the first lease. The 1996 Financing Agreement with Finova expired in December 1997 and the Company did not utilize the full $2,500,000 under the agreement. In April 1998, the Company entered into the 1998 Financing Agreement with Finova aggregating approximately $2,000,000. The terms of the 1998 Financing Agreement are substantially similar to the now expired 1996 Financing Agreement except that each lease has a 48-month term. As of September 30, 1998, the Company had entered into eight individual leases under both the 1996 Financing Agreement and the 1998 Financing Agreement aggregating a total cost of $2,478,000 and had $1,267,000 available under the 1998 Financing Agreement.

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

      In January 1998, the Company completed the construction and commissioning of a new 1,750 square foot process development center at its Somerville, New Jersey facility at a cost of approximately $1,650,000. The Company has also taken steps to complete a formal design concept for large scale manufacturing at this facility. If the Company adapts this facility to large-scale manufacturing or does so at another location, it will incur substantial additional costs. The lease on the Company's New York City facility expires in March 1999, however, the Company currently expects to be able to extend the lease and retrofit the facility to better suit its needs, although there is no assurance that it will be able to do so.

      The 1990 IDA Bond in the outstanding principal amount of $2,200,000 becomes due in 2004. If the lease on the Company's New York City facility is terminated, the 1990 IDA Bond provides that it will become due and payable in full 60 days prior to such termination. The Company will incur interest on the 1990 IDA Bond aggregating approximately $250,000 during 1998. The Company has granted the NYIDA a security interest in substantially all facility equipment located in the New York facility to secure the obligations of the Company to the NYIDA under the 1990 IDA Bond.

      The holders of the Series A Preferred Shares are entitled to receive cumulative dividends at an annual rate of $6.00 per share. Dividends accrue as of the issuance date of the Series A Preferred Shares and are payable on the outstanding Series A Preferred Shares in cash on December 31 of each year beginning December 31, 1999 or at the time of conversion or redemption of the Series A Preferred Shares on which the dividend is to be paid, whichever is sooner. Accrued dividends were $1,907,000 at September 30, 1998.

      Total capital expenditures made during the nine-months ended September 30, 1998 were $951,000. Of such expenditures, $139,000 have been reimbursed in accordance with the terms of the 1998 Financing Agreement with Finova. Of the total capital expenditures made during the nine-months ended September 30, 1998, $589,000 related to improving and equipping the Company's manufacturing facility in New Jersey. The balance of capital additions was for equipment and computer-related purchases for the corporate office and research laboratories in New York.

      The Company anticipates that its existing capital resources should enable it to maintain its current and planned operations through September 2000. The Company's research and support payments from corporate partners have defined expiration dates during 1999. Under these existing corporate partnerships, the Company expects to receive final research and support payments of approximately $1,458,000 which will be recognized during the remainder of 1998 through the third quarter of 1999. Additionally, certain milestone payments are subject to attaining research and development milestones, many of which have not yet been achieved. There can be no assurance that the Company will achieve these milestones. The Company's future working capital and capital requirements will depend upon numerous factors, including, but not limited to, the progress of the Company's research and development programs, pre-clinical testing and clinical trials, the Company's corporate partners fulfilling their obligations to the Company, the timing and cost of seeking and obtaining regulatory approvals, the timing and cost of manufacturing scale-up and effective commercialization activities and arrangements, the level of resources that the Company devotes to the development of marketing and sales capabilities, the costs involved in filing, prosecuting and enforcing patent claims, technological advances, the status of competitors and the ability of the Company to maintain existing and establish new collaborative arrangements with other companies to provide funding to the Company to support these activities. In order to fund its capital needs after the end of the year 2000, the Company will require significant levels of additional capital and intends to raise the capital through additional arrangements with corporate partners, equity or debt financings or from other sources. There is no assurance the Company will be successful in consummating any such arrangements. If adequate funds are not available, the Company may be required to significantly curtail its planned operations.

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

      At December 31, 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $115,000,000 which expire at various dates from 2000 through 2012. At December 31, 1997 the Company had research credit carryforwards of approximately $2,303,000 which expire at various dates between years 2001 and 2012. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company's net operating loss and research credit carryforwards may be limited if the Company experiences a change in ownership of more than 50 percentage points within a three-year period. Since 1986, the Company experienced two ownership changes. Accordingly, the Company's net operating loss carryforwards available to offset future federal taxable income arising before such ownership changes are limited to $5,159,000 annually. Similarly, the Company is restricted in using its research credit carryforwards arising before such ownership changes to offset future federal income tax expense. There can be no assurance that the Company will ever generate income which would enable it to utilize these net operating loss carryforwards.

Other Items

      The Company has completed a review of its business systems including its research and development, product development, manufacturing, financial, communication and administrative operations. Based on such review, systems critical to its business which have been identified as non-year 2000 compliant are either being replaced or corrected through programming modifications. The Company expects to have identified and replaced or corrected all non-compliant systems by the end of the first quarter of 1999. This includes the purchase of third party software and required hardware to support such software. The Company estimates the cost of its Year 2000 efforts to be approximately $300,000, of which approximately $162,000 has been incurred to date. All costs of the Year 2000 project will be funded from the Company's cash reserves. The total cost estimate is based on management's current assessment and is subject to change.

      In addition to the review of internal systems, the Company has begun to make inquiries about Year 2000 readiness to vendors, corporate partners, academic collaborators, contract manufacturers, clinical study sites, service suppliers, communications providers and banks whose system failures or non-compliant products could have a significant impact on its operations. There can be no assurance that the systems or products of such parties will be timely converted. The Company cannot accurately predict the occurrence or the outcome of any such problems, nor can the dollar amount of any such problems be estimated.

      The failure to identify and remedy Year 2000 problems could disrupt important operations such as discovery research, product development, manufacturing and ongoing clinical trials. Such disruptions could affect the development and ultimate marketing of potential products as well as put the Company at a competitive disadvantage relative to companies that have corrected such problems. The Company has not yet developed contingency plans to address these potential problems with internal systems and with the third parties mentioned earlier. The Company intends to develop preliminary plans during the next several months, which may need to be refined as more information becomes available.

Certain Factors Affecting Forward-Looking Statements--Safe Harbor Statement

      Those statements contained herein that do not relate to historical information are forward-looking statements. There can be no assurance that the future results covered by such forward-looking statements will be achieved. Actual results may differ materially due to the risks and uncertainties inherent in the Company's business, including without limitation, the risks and uncertainties associated with completing pre-clinical and clinical trials of the Company's compounds that demonstrate such compounds' safety and effectiveness; obtaining additional financing to support the Company's operations; obtaining and maintaining regulatory approval for such compounds and complying with other governmental regulations applicable to the Company's business; obtaining the raw materials necessary in the development of such compounds; consummating collaborative arrangements with corporate partners for product development; achieving milestones under collaborative arrangements with corporate partners; developing the capacity and ability to manufacture, as well as market and sell the Company's products, either directly or with collaborative partners;
developing market demand for and acceptance of such products; competing effectively with other pharmaceutical and biotechnological products; obtaining adequate reimbursement from third party payors; attracting and retaining key personnel; protecting proprietary rights; failing to remedy Year 2000 problems by the Company or the failure by those entities associated with the Company; and those other factors set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview and Risk Factors," in the Company's most recent Annual Report on Form 10-K.

Item 3  - Quantitative and Qualitative Disclosures About Market Risk

      Not applicable.

PART II - OTHER INFORMATION

Item 2. - Changes in Securities and Use of Proceeds

      (a)   Not applicable.

      (b)   Not applicable.

      (c) In July 1998, the Company issued 3,000 shares of unregistered Common Stock to its Vice President, Business Development and General Counsel upon exercise of outstanding warrants for aggregate consideration of $4,500. Such issuance was consummated as a private sale pursuant to Section 4(2) of the Securities Act of 1933, as amended.

      (d)   Not applicable.

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

                                           IMCLONE SYSTEMS INCORPORATED
                                           (Registrant)

Date:  November 13, 1998              By   /s/ Samuel D. Waksal
                                           -------------------------------------
                                           Samuel D. Waksal
                                           President and Chief Executive Officer

Date: November 13, 1998               By   /s/ Carl S. Goldfischer
                                           -------------------------------------
                                           Carl S. Goldfischer
                                           Vice President, Finance and Chief
                                           Financial Officer