Form 10-K
period 1998-12-31
IMCLONE SYSTEMS INC/DE
filed 1999-03-31
CIK 765258

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

                                 (212) 645-1405
              (Registrant's telephone number, including area code)

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

      The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 26, 1999 was $342,927,580.

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

               Class                          Outstanding as of March  26, 1999
 -----------------------------                ----------------------------------
 Common stock, par value $.001                            24,599,358

      Documents Incorporated by Reference: The registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 24, 1999 to be filed with the Commission not later than 120 days after the close of the registrant's fiscal year, has been incorporated by reference, in whole or in part, into Part III, Items 10, 11, 12 and 13 of this Annual Report on Form 10-K.

                          IMCLONE SYSTEMS INCORPORATED

                          1998 Form 10-K Annual Report

                                TABLE OF CONTENTS

                                                                            Page

                                                                            ----
                                     PART I

Item 1.   Business                                                             1
Item 2.   Properties                                                          16
Item 3.   Legal Proceedings                                                   17
Item 4.   Submission of Matters to a Vote of
          Security Holders                                                    17

                                     PART II

Item 5.   Market for the Registrant's Common Equity and
          Related Stockholder Matters                                         17
Item 6.   Selected Financial Data                                             19
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 19
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk          26
Item 8.   Financial Statements and Supplementary Data                         26
Item 9.   Changes in and Disagreements With Accountants
          on Accounting and Financial Disclosure                              26

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant                  27
Item 11.  Executive Compensation                                              27
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management                                                      27
Item 13.  Certain Relationships and Related Transactions                      27

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                                                 27

----------------
Cautionary Factors With Respect to Forward-Looking Statements

Those statements contained herein that do not relate to historical information are forward-looking statements. There can be no assurance that the future results covered by such forward-looking statements will be achieved. Actual results may differ materially due to the risks and uncertainties inherent in our business, including without limitation, the risks and uncertainties associated with completing pre-clinical and clinical trials of our compounds that demonstrate such compounds' safety and effectiveness; obtaining additional financing to support our operations; obtaining and maintaining regulatory approval for such compounds and complying with other governmental regulations applicable to our business; obtaining the raw materials necessary in the development of such compounds; consummating collaborative arrangements with corporate partners for product development; achieving milestones under collaborative arrangements with corporate partners; developing the capacity to manufacture, market and sell our products, either directly or with collaborative partners; developing market demand for and acceptance of such products; competing effectively with other pharmaceutical and biotechnological products; obtaining adequate reimbursement from third party payers; attracting and retaining key personnel; protecting proprietary rights; and those other factors set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview and Risk Factors," all as are further discussed herein.


                                      (i)

PART I
Item 1. Business.

                                    OVERVIEW

We are a biopharmaceutical company, primarily engaged in the research and development of drugs and other products for the treatment of cancer and cancer-related disorders.

When we have successfully tested our products, we intend to sell them to the public when and if we receive Food and Drug Administration ("FDA") and any other required regulatory approvals. We may manufacture and market the products by ourselves or in cooperation with others.

ImClone's Cancer-Related Products.

We currently have three cancer-related products that we are developing, two of which we are testing in clinical trials. A clinical trial is a study in which a product being tested is administered to patients under the supervision of a qualified principal investigator. A clinical study is intended to determine, among other things, the product's safety and effectiveness. We have not yet commercialized and marketed any of these products or sold them to the public. We are currently involved in developing the following cancer-related products:

o C225 Cancer Therapeutic ("C225").

o BEC2 Cancer Vaccine ("BEC2").

o c-p1C11 Monoclonal Antibody Inhibitor of Angiogenesis ("c-p1C11").

We discuss each of these products more fully below under the heading "Development Programs."

Licensing of Diagnostics and Infectious Disease
    Products.

We have also researched, developed and tested products to diagnose, and vaccines for, infectious diseases such as the sexually transmitted diseases gonorrhea and chlamydia. We have licensed the rights to these diagnostic and infectious disease products and vaccines to corporate partners. We use the licensing, research support and royalty fee revenues that we receive from these corporate partners, in part, to fund our ongoing research and development of cancer-related products.

Research Programs.

In addition to our development programs, we also continue to conduct research in various areas. We conduct such research to discover new treatments for cancer. We conduct such research in-house, as well as in cooperation with certain corporate partners and academic institutions.

Background and Facilities.

ImClone was incorporated in Delaware in 1984 and began its principal research and development operations in March 1986. ImClone's principal executive offices and laboratories are located at 180 Varick Street, New York, New York, 10014, and the telephone number is (212) 645-1405.

We also operate a facility in Somerville, New Jersey where we manufacture materials for product candidates of sufficient quality and in sufficient quantity for human clinical trials.

                              DEVELOPMENT PROGRAMS

C225 Cancer Therapeutic.

Our main interventional therapeutic product candidate for cancer, C225, is a chimerized (part mouse, part human) monoclonal antibody that blocks the Epidermal Growth Factor ("EGF") receptor. An interventional therapeutic product for cancer is a drug that interferes with the growth of tumors, and is used to treat people who have developed cancer. An antibody is a protein that directly recognizes foreign substances in the body, including tumors. The "monoclonal" nature of an antibody means that the antibody is derived from a single antibody-producing cell, called a hybridoma cell. C225 works to treat cancer in the same manner as other growth factor receptor inhibitors, which process is discussed in greater detail under the heading "ImClone's Research Programs -Research on Interventional Therapeutics."

The EGF receptor is found in excessive amounts in the cells of approximately one-third of all solid cancers. It is also found in select normal tissue. In vivo animal studies, which for cancer studies can be studies in which animals have been implanted with human tumors, have shown that C225, when used together with various agents used in chemotherapy (doxorubicin, cisplatin or paclitaxel) or with radiotherapy, helps these chemotherapeutic or radiotherapeutic agents fight the tumors more effectively. These studies showed that the human tumors established in these animals were eliminated, and the animals survived tumor-free for a significant period of time. We have also found that C225 used alone helps reduce tumors in animals that have been implanted with renal cell carcinoma (kidney cancer) and pancreatic carcinoma (pancreatic cancer).

Our C225 product is now in clinical trials. Clinical trials are typically conducted in three sequential phases, Phase I, Phase II and Phase III, although the phases may overlap. In Phase I, the initial introduction of the drug into human subjects, the product is tested for safety, dosage tolerance, absorption, metabolism, distribution, and excretion. A Phase II clinical trial studies a limited number of patients to determine (1) if the drug has any effect on the disease, (2) the correct dosage of the drug needed to produce the desired effect and (3) the side effects of the dosage selected. A "Phase III" clinical trial is conducted following a Phase II study which has shown that a product is effective and acceptably safe. "Phase III" trials further evaluate clinical effectiveness and further test for safety in a greater number of patients at multiple clinical study sites.

Since December 1994, we have initiated several Phase Ib/IIa clinical trials of C225 at Memorial Hospital (the patient care arm of Memorial Sloan-Kettering Cancer Center) (referred to as "Sloan-Kettering"), Yale Cancer Center, University of Virginia, MD Anderson Cancer Center and the University of Alabama, among others. In these C225 Phase Ib/IIa studies, we have given C225 intravenously at selected doses, both alone and in combination with chemotherapeutic drugs or radiotherapeutic agents, to patients with various solid cancers, such as breast, prostate, head, and neck and renal cancers. Certain of these studies are ongoing. These studies have shown that the drug is generally well tolerated by patients.

A series of C225 pivotal studies is planned for 1999 based on positive results from the Phase Ib/IIa studies. A pivotal study is a study after whose completion FDA approval could be granted. One study will involve the administration to head and neck cancer patients of C225 plus radiation therapy versus radiation therapy alone, and in March 1999, the FDA gave us approval to initiate a Phase III trial. A second trial will involve the use in head and neck cancer patients of the drug plus cisplatin against cisplatin alone. A third trial will combine C225 and chemotherapy agents in patients who have failed prior chemotherapy in squamous cell head and neck cancers. We also expect to begin in the near future several additional Phase II clinical trials to continue to determine the types of tumors on which C225 is most effective. In these clinical trials, we expect C225 will be used in combination with chemotherapeutic agents or immune system agents called cytokines.

In December 1998, we entered into an agreement with Merck KGaA ("Merck"), a German-based drug company, relating to the development and commercialization of C225. Under this agreement:

o We have granted Merck the exclusive right to market C225 outside of North America.

o   We have retained the right to market C225 within North America.

o   We have retained the right to be the exclusive manufacturer of C225.

o   We will co-develop C225 in Japan with Merck.

In return, Merck (1) paid us an upfront fee, (2) is paying to us early cash-based milestone payments based upon our achievement of certain milestones set forth in the agreement, (3) is paying to us, assuming we achieve further milestones, additional milestone payments for which Merck will receive equity in ImClone which will be priced at varying premiums to the then market price of the common stock depending upon the timing of the achievement of the respective milestones, (4) is providing to us subject to certain terms a secured line of credit or guaranty for the build-out of a manufacturing facility by us for the commercial production of C225, (5) is funding clinical development of C225 outside of North America, and (6) is required to pay us royalties on future sales of C225 outside North America, if any.

BEC2 Cancer Vaccine.

BEC2 is our principal cancer vaccine product candidate. A cancer vaccine is intended to be given to a patient after initial treatment of a tumor in order to activate immune responses to protect against local spread, distant metastases, or recurrence of the cancer. It is currently in the clinical development stage. BEC2 is a monoclonal anti-idiotypic antibody. Anti-idiotypic antibodies are antibodies directed against the site of another antibody to which antigens bind. An antigen is a substance in the body that stimulates the body to produce antibodies and/or T cells to fight disease. T cells are cells that are involved in the immune system's response to fight disease. In certain cases, the anti-idiotypic antibody can resemble the original antigen and thus stimulate an immune system response. Often, such an anti-idiotypic antibody produces a stronger immune response than the immune response produced by the original antigen, which it resembles. As a result, the immune system of cancer patients injected with an anti-idiotypic antibody that resembles an antigen on a tumor will recognize the tumor antigen and destroy the tumor.

We have tested together with Sloan-Kettering scientists, the BEC2 antibody since 1991 in Phase I clinical trials at Sloan-Kettering against certain forms of cancer, including both limited disease and extensive disease small cell lung carcinoma and melanoma (skin cancer). Limited disease small cell lung carcinoma is limited to the lungs. Extensive disease small cell lung carcinoma means that the disease has migrated to other parts of the body. A statistically significant number of patients with small cell lung carcinoma who participated in a pilot study involving BEC2 at Sloan-Kettering had a considerably longer disease-free period after treatment with BEC2 than would otherwise have been expected. We have begun a Phase III multinational clinical trial for BEC2 in the treatment of limited disease small cell lung carcinoma.

In December 1990, we entered into an agreement with Merck relating to the development and commercialization of BEC2. Under this agreement, as subsequently amended:

o We have granted Merck exclusive rights to manufacture and market BEC2 worldwide, but for North America where the parties share the right to co-market BEC2.

o The parties intend that ImClone will be the bulk product manufacturer of BEC2 to support worldwide sales.

In return, Merck (1) is paying us research support, (2) is required to pay us certain milestone fees, and (3) is required to pay us royalties on future sales of BEC2 by Merck outside North America, if any with a portion of the earlier funding being creditable against royalties.

Monoclonal Antibody Inhibitor of  Angiogenesis.

We have developed c-p1C11 as an inhibitor of angiogenesis. Angiogenesis is the natural process of growth of new blood vessels. Vascular Endothelial Growth Factor ("VEGF") regulates angiogenesis. VEGF is a natural growth factor, which is also produced by tumor cells. Once produced by the tumor, it stimulates the body's endothelial cells, which are the cells that line all blood vessels, to grow. This results in the production of new blood vessels and ensures an adequate blood supply to the tumor. The growth of a tumor depends upon the growth of new blood vessels in this manner. KDR is a growth factor receptor found almost exclusively on the surface of human endothelial cells. VEGF must recognize and bind to this KDR receptor in order to stimulate the endothelial cells to grow.

C-p1C11 is a chimerized monoclonal antibody, which specifically binds to the KDR receptor for VEGF. By doing so, it prevents VEGF from binding to that receptor, which, in turn, blocks endothelial cell growth and inhibits angiogenesis. The c-p1C11 antibody, therefore, helps inhibit or eliminate cancer by preventing the growth of new blood vessels and depriving the tumor of the blood supply that it requires to grow. The c-p1C11 antibody is called "chimerized" because part of the antibody is derived from a mouse, while the other part is derived from a human. The benefit of the chimerization of this antibody in this way is that the human part causes the antibody to be less immunogenic. That is, it lessens the chance that the body will recognize the antibody as foreign and reject it. An antibody such as c-p1C11 that inhibits angiogenesis may also be useful in treating other diseases that, like cancer, depend on the growth of new blood vessels. Such diseases include diabetic retinopathy, age-related macular degeneration, and rheumatoid arthritis.

We are now conducting pre-clinical studies before filing an Investigational New Drug Application ("IND") with the FDA to allow us to further test c-p1C11 as a possible cancer therapeutic. Preliminary animal data demonstrate that c-p1C11 binds to blood vessels during tumor induced angiogenesis. Pre-clinical studies are conducted before the beginning of clinical trials, and include both laboratory evaluation of the chemistry of the product and animal studies to determine the safety and effectiveness of the product. The results of the pre-clinical studies are submitted to the FDA as part of the IND.

We are also working with MRC Collaborative Center in England to prepare a "humanized" form of c-p1C11. A "humanized" form of c-p1C11 would essentially be a human antibody that contains only a minimal amount of mouse components that are necessary for the antibody to have therapeutic value without resulting in the body rejecting the antibody. The humanized form of c-p1C11 would serve as a back up, in the event that the chimerized c-p1C11 antibody causes an immune response in the human body due to the presence of the mouse component.

IMCLONE'S RESEARCH PROGRAMS

General.

In addition to concentrating on our products in development, we perform ongoing research in a number of related areas. We conduct research in-house. We also cooperate with corporate partners and academic institutions on research. We hope that such research efforts will identify, among other things, additional drugs, and techniques to treat and prevent cancer which we can develop, test and ultimately commercialize to manufacture and sell to the public.

Research on Interventional Therapeutics.

Tyrosine Kinase Receptor Inhibitors. We are conducting a research program to develop inhibitors of tyrosine kinase receptors. Tyrosine kinase receptors are a type of growth factor receptor. Tumor cells often depend on growth factors to allow the tumor to continue to grow and multiply rapidly. These growth factors act by binding to tyrosine kinase receptors, which are receptors located on the surface of cells. When the growth factor binds to the receptor, this activates the enzyme (kinase) part of the receptor, which initiates an "on signal" in the cells. The kinase activity initiates the process of cell division, which results in tumor growth. Therefore a product that inhibits tyrosine kinase receptors would prevent the growth factor from binding with the tyrosine kinase receptor. This would, in turn, prevent or inhibit the kinase activity that would result from such binding, as well as the resulting cell division and tumor cell growth.

In the past, we have chosen to inhibit tyrosine kinase receptors with antibodies that block the binding of growth factors to the receptors. For example, C225 blocks the binding of EGF to its receptor, EGFr and c-p1C11 blocks the binding of VEGF to its receptor, KDR. More recently, we have started a discovery program to identify small molecules that inhibit the enzyme part of growth factor receptors. In October 1997, we entered into an agreement with CombiChem, Inc., ("CombiChem") a combinational chemistry company. Under our agreement, we can use CombiChem's library of structures of chemical compounds to help us identify candidates that interfere with the function of growth factor receptors. CombiChem will also synthesize novel and improved molecules that act as inhibitors of the growth factor receptors. We have also entered into an agreement with the Institute for Molecular Medicine in Freiburg, Germany, which permits us to test small molecules as therapeutic candidates to see if they are effective in inhibiting various tyrosine kinase receptors.

VE-cadherin. In connection with our anti-angiogenesis research program, we are also doing research to see whether antibodies that inhibit vascular-specific cadherin ("VE-cadherin") also inhibit angiogenesis. Cadherins are a family of cell surface molecules that help organize tissue structures. Researchers believe that VE-cadherin plays an important role in angiogenesis by organizing the assembly of endothelial cells into vascular tubes, which is a necessary step in the formation of new blood vessels. As we stated above, advanced tumor growth is dependent on the formation of a capillary blood vessel network in the tumor to ensure an adequate blood supply to the tumor. Therefore, antibodies that inhibit VE-cadherin may inhibit such capillary formation in tumors, and help fight cancer by cutting-off an adequate blood supply to the tumor. We intend to test various monoclonal antibodies against VE-cadherin to see if they are effective in inhibiting the function of the VE-cadherin, and the growth of blood vessels.

We also intend to use our chemical analysis techniques as well as CombiChem's libraries to identify small molecules, in addition to antibodies, that inhibit VE-cadherin. In connection with our VE-cadherin research program, we have been assigned the exclusive rights to VE-cadherin-2, a recently developed form of vascular-specific cadherin, and to antibodies that inhibit VE-cadherin. We also collaborate with the Mario Negri Institute for Pharmacological Research (Milan, Italy) to do pharmacological research to better determine the role of VE-cadherin in angiogenesis.

Research on Potential Cancer Vaccines.

We are conducting research to discover possible cancer vaccines as another route to cancer treatment. Cancer vaccines would activate immune responses to tumors to protect against local spread, distant metastases, or recurrence of cancer. Our BEC2 product is a cancer vaccine under development. We focus our research efforts in our cancer vaccine research program on choosing appropriate cancer cell targets and producing effective immune responses.

For example, we are now doing research on a possible melanoma vaccine based on the melanoma antigen gp75. A melanoma is a tumor or cancerous growth of the skin. The gp75 antigen stimulates the body to produce antibodies and T cells to attack the malignant melanoma. Animal studies have shown that a gp75 cancer vaccine is very effective in creating an immune response in the body against melanoma cells, and may prevent or inhibit growth of experimental melanoma tumors in mice.

Research on Endothelial Stem Cell Technology.

We have developed the technology necessary to isolate endothelial stem cells. Endothelial stem cells are cells that may originate in the bone marrow. These stem cells contribute to the development of new blood vessels throughout the entire body. Endothelial stem cells help produce endothelial cells. We are exploring the use of endothelial stem cells to stimulate collateral blood circulation in ischemias. Ischemias are disease conditions where an organ of the body does not receive enough blood. For example, a myocardial ischemia is caused by the clogging of the blood vessels in the heart.

We believe that the ability to isolate endothelial stem cells could allow us to use these cells to treat many ischemia conditions by using them to stimulate the growth of new blood vessels to increase the supply of blood to a targeted area of the body. We also believe that the isolated endothelial stem cells could be used to treat other conditions where the stimulation of new blood vessel growth is desired. These uses include the treatment of burn patients and the healing of wounds.

We are also exploring the use of endothelial stem cells in connection with gene therapy. Gene therapy involves inserting one or more genes into cells. The cells may then be delivered by various mechanisms to specific parts of the body in order to treat disease. For example, in diabetes, a condition in which the pancreas does not produce enough insulin, a gene therapy technique could be used to alter cells to produce insulin and deliver such insulin producing cells to the pancreas.

We believe that a gene therapy delivery approach could also be used with endothelial cells in order to treat cancer. Tumors require angiogenesis to grow. Tumors must attract endothelial stem cells in order for angiogenesis to occur. We believe that a gene therapy technique could be used to alter endothelial stem cells to express tumor-destroying molecules and to deliver these altered endothelial stem cells to the tumors.

This research on endothelial stem cells is being conducted through our wholly-owned subsidiary, EndoClone Incorporated.

Research on Hematopoiesis.

We are conducting research in hematopoiesis, which is the growth and development of blood cell elements. Current cancer treatments such as radiation and chemotherapy are limited because they are harmful to bone marrow, the part of the body that manufactures the cellular elements of blood. Radiation and chemotherapy would be less harmful and could be used more effectively if the hematopoietic stem cells in the bone marrow (i.e., the cells that make blood cells) could be shielded from these harmful effects. This could be accomplished if these blood cell-making stem cells could be removed from the patient before treatment with radiation or chemotherapy and returned to the patient afterwards. Therefore, our research, on hematopoiesis has been aimed at discovering factors to support these blood-making stem cells and to control their proliferation, differentiation, and functional deterioration. Our goal is to permit them to be maintained in culture outside of the body without harming them.

Most stem cells, when they are removed from the patient's bone marrow, quickly differentiate, that is, they become designated for a specific function and lose their ability to make blood cells. The delta-like protein ("DLK") is a protein which may help to maintain stem cells in their undifferentiated state while they are outside the patient's body during radiation treatment or chemotherapy. We have an exclusive license from The National Institutes of Health ("NIH") to DLK for use in our studies involving stem cells. DLK may also be useful in gene therapy using stem cells. DLK could be used to maintain the stem cells in their undifferentiated state while they are genetically manipulated outside the body. Then, the stem cells could be returned to the body as functioning, rather than differentiated, stem cells.

In the course of our research on hematopoiesis, we discovered the FLK-2/FLT-3 receptor (originally referred to by ImClone as FLK-2, by others as FLT-3, and herein as FLK-2/FLT-3). We are the exclusive licensee of a family of patents and patent applications covering the FLK-2/FLT-3 receptor. FLK-2/FLT-3 ligand is a protein that binds to and activates the FLK-2/FLT-3 receptor. The FLK-2/FLT-3 ligand's role seems to be to stimulate the growth of the hematopoietic blood making stem cells. In addition, the FLK-2/FLT-3 ligand stimulates the production of dendritic cells, which are potent cells that specialize in processing foreign antigens and presenting these antigens to the immune system. The addition of the FLK-2/ FLT-3 ligand to stem cells may help stem cells reproduce themselves while outside of the body during radiation treatment or chemotherapy. This would increase the number of stem cells, and speed up the bone marrow recovery process after return of the stem cells to the patient's body after treatment.

We have entered into a non-exclusive license and supply agreement with Immunex Corporation ("Immunex") under which we have granted Immunex a license to the FLK-2/FLT-3 receptor for the limited use of the manufacture of the FLK-2/FLT-3 ligand. Immunex has granted us a license to use the FLK-2/FLT-3 ligand for use in our ex vivo research on stem cells.

CORPORATE PARTNERSHIPS FOR IMCLONE'S INFECTIOUS DISEASE VACCINES AND DIAGNOSTICS

We have licensed our diagnostic and infectious disease vaccine products and techniques, which are based on our earlier research, to corporate partners for further development and commercialization.

Diagnostic Technologies.

We have a strategic alliance with Abbott Laboratories ("Abbott"). We have licensed some of our diagnostic products and techniques to Abbott on a worldwide basis. In mid-1995, Abbott launched its first DNA-based diagnostic test in Europe, using our Repair Chain Reaction ("RCR") DNA probe technology. Abbott's test is used to diagnose the sexually transmitted diseases chlamydia and gonorrhea, as well as mycobacteria. The RCR DNA probe technology uses DNA amplification techniques to detect the presence of DNA or RNA in biological samples thereby indicating the presence of disease.

In December 1996, we amended our agreement with Abbott to allow Abbott to exclusively license our patented DNA signal amplification technology, AMPLIPROBE, to Chiron Diagnostics. DNA signal amplification technology such as AMPLIPROBE uses

DNA amplification signal techniques in detecting the presence of DNA or RNA in biological samples, thereby indicating the presence of disease. Abbott receives a royalty payment from Chiron on all sales of Chiron branched DNA diagnostic probe technology in countries covered by our patents. Abbott, in turn, pays any such royalties it receives to us. Abbott has recently sold the Chiron branched DNA diagnostic probe technology to Bayer Pharmaceutical Corporation.

Infectious Disease Vaccines.

We have given the Wyeth/Lederle vaccine and pediatrics division of American Home Products Corporation ("American Home") a worldwide license to manufacture and market our infectious disease vaccines. These vaccines are being developed by American Home. In January 1998, we extended our agreement with American Home to allow them to continue pre-clinical research on these vaccines through September 1999, in preparation for clinical trials of possible infectious disease vaccines for the treatment of gonorrhea. Under the modified agreement, American Home must pay us an annual license fee of $300,000, in semi-annual installments of $150,000 each, until September 1999.

RESEARCH AND DEVELOPMENT

We initiated our in-house research and development in 1986. We have assembled a scientific staff with a variety of complementary skills in a broad base of advanced research technologies. These research technologies include oncology, immunology, molecular and cellular biology, antibody engineering, protein and synthetic chemistry and high-throughput screening. We also have recruited a staff of technical and professional employees to carry out manufacturing of clinical trial materials at our Somerville, New Jersey manufacturing facility.

In addition to our research programs pursued in-house, we collaborate with certain academic institutions and corporations to support research in areas of our product development efforts. We also have entered into collaborations with major pharmaceutical companies in order to obtain funding and product development and commercialization assistance for certain of our therapeutic product candidates in exchange for specific product licensing rights. We intend to enter into additional agreements of this nature with appropriate pharmaceutical company partners with the resources and experience to assist us financially to successfully bring our products to market, both in the U.S. and abroad. There can be no assurance, however, that we will be successful in consummating any such arrangements.

We have recorded expenses of approximately $21,049,000, $16,455,000 and $11,482,000 for research and development in the years ended December 31, 1998, 1997 and 1996, respectively.

RESEARCH COLLABORATIONS AND IN-LICENSING ARRANGEMENTS

Our primary research collaborations which are non-clinical in nature are the following:

CombiChem, Inc, San Diego, California. In October 1997, we entered into a Collaborative Research and License Agreement with CombiChem to discover and develop novel small molecules for use against selected targets for the treatment of cancer. The companies are utilizing CombiChem's Discovery Engine(TM) and Universal Informer Library(TM) to generate small molecules. These small molecules are screened to identify lead candidates for development into drugs. We provided CombiChem with $500,000 in October 1997 and $500,000 in October 1998 for these services through October 1999. We will pay CombiChem milestone payments and royalties on marketed products resulting from the collaboration, if any. At the same time, we also entered into a Stock Purchase Agreement pursuant to which we purchased 312,500 shares of the common stock of CombiChem, as adjusted, for a total purchase price of $2,000,000. CombiChem has agreed to use the proceeds from the sale of its stock to us for general corporate purposes.

Mario Negri Institute for Pharmacological Research, Milan, Italy. We have a supported research agreement with Mario Negri Institute for Pharmacological Research. Under the agreement we support the work of Dr. Elisabetta Dejana who is investigating the role of a recently discovered protein family, VE-cadherins, in angiogenesis. VE-cadherins are believed to enable the formation of capillary blood vessels in solid tumors. In connection with the commencement of this supported research program, we also acquired proprietary rights to VE-cadherin-2 and to antibodies to VE-cadherin. The National Cancer Institute ("NCI") has awarded to us a Phase I SBIR grant in the amount of $100,000 to support our VE-cadherin program.

Memorial Sloan-Kettering Cancer Center, New York, New York. We have a supported research agreement with Sloan-Kettering to support research in several areas, including potential cancer vaccine product, gp75. We have an exclusive license from Sloan-Kettering to the gp75 tumor antigen and to the BEC2 cancer vaccine and we are required under the license to make good faith efforts to proceed diligently with the manufacture and sale of these products.

Princeton University, Princeton, New Jersey. We have supported research under the direction of certain faculty members at Princeton University. Specifically, we have supported the research of Dr. Arnold Levine, Chairman of Princeton's Department of Molecular Biology, in the area of the p53 tumor suppressor gene. We have an exclusive license to the results of this research. This license is terminable by Princeton University if we do not meet certain milestones in connection with the development of the licensed technology.

We also have funded research of Dr. Ihor Lemischka of Princeton University on tyrosine kinase receptors, including FLK-2, antibodies and ligands to such receptors, and hematopoietic stem cells. We have an exclusive license from Princeton University to the results of this research. This license is terminable by the university if we do not meet certain developmental milestones. We also have initiated work with Dr. Lemischka in identifying important stem cell or stromal cell gene. Libraries of such genes are developed by Dr. Lemischka, and then arrayed and sequenced by a third party, paid for by us and the information gathered is studied to determine if unique genes have resulted. These genes could be useful for a variety of purposes, including for hematopoiesis.

MRC Collaborative Centre, Mill Hill, United Kingdom. We are funding research at the MRC Collaborative Centre on the humanization of our C225 and anti-KDR antibodies and in the expression of our C225 antibody in a non-mouse cell line.

The University of North Carolina at Chapel Hill. We support research at The University of North Carolina at Chapel Hill in a number of areas, including work of Dr. P. Frederick Sparling in connection with vaccine candidates for N. gonorrhea and N. meningitidis. These results are exclusively licensed to us.

Our primary in-licensing arrangements, which have resulted in the transfer of intellectual property rights to us are the following:

The University of California at San Diego. In April 1993, we obtained an exclusive worldwide license from the University of California to a United States patent covering specific monoclonal antibodies that bind to EGFr. Our C225 product is the chimerized form of one such antibody.

Rhone-Poulenc Rorer, Inc. In June 1994, we obtained an exclusive worldwide license from the pharmaceutical company, Rhone-Poulenc Rorer, Inc. ("Rhone-Poulenc Rorer") to pending patent applications covering the use of EGFr monoclonal antibodies in combination with specific chemotherapeutic regimens.

National Institutes of Health. In October 1996, we obtained an exclusive, worldwide patent license from the NIH for the DLK protein and gene. The agreement provides us with an exclusive license to stem cell and gene therapy applications of the DLK protein and gene, as well as related diagnostic uses.

Generally, subject to earlier termination provisions contained in the agreements, the licenses described above terminate upon the expiration of the life of any patent or a related period on unpatented technology.

CLINICAL COLLABORATIONS

Our principal collaborations that are related to our clinical trials are the following:

Memorial Sloan-Kettering Cancer Center. We have agreements with Sloan-Kettering to support research in several areas. These include the study of our potential cancer vaccine products, BEC2 and gp75. We have an exclusive license to the results of the research in the areas covered by the agreements. The BEC2 antibody has been tested since 1991 in Phase I clinical trials at Sloan-Kettering against certain forms of cancer, including small cell lung carcinoma and melanoma.

We also have agreements with certain institutions by which such institutions serve as sites for our clinical trials.

The European Organization for Research and Treatment of Cancer ("EORTC"), an oncology research clinical group, is involved in the Phase III multi-national clinical trial for BEC2 in the treatment of limited disease small cell lung carcinoma. The EORTC has responsibility for monitoring the trial in Europe at various centers. It also randomizes patients and manages data for the worldwide study. We utilize a contract research organization to coordinate and monitor the study in the United States.

We anticipate utilizing a contract research organization to coordinate and monitor in the United States our Phase III Study utilizing C225 in combination with radiation therapy. We anticipate that arrangements similar to the above may be employed for certain other future Phase II/III studies for C225.

CORPORATE COLLABORATIONS AND OUT-LICENSING ARRANGEMENTS

To facilitate commercialization of certain of our products, we have entered into agreements with major pharmaceutical companies. Although the terms of each agreement differ, these agreements generally provide for us to receive license fees, research funding and royalties on net sales of any future products during the life of any relevant patent or a related period on unpatented technology. In some cases, license fees include payments related to the achievement of regulatory or product development milestones.

Merck KGaA (Darmstadt, Germany)

BEC2 Research and License Agreement.

In April 1990, we entered into an agreement with Merck relating to the development and commercialization of BEC2 and the recombinant gp75 antigen. It has been amended a number of times, most recently in December 1997.

Under this agreement:

o We have granted Merck a license, with the right to sublicense, to manufacture and market our BEC2 product and the recombinant gp75 antigen. This license is for all indications.

o The territory that the license covers is the world; except that in North America we have granted Merck a sole license, without the right to sublicense, to market but not to manufacture BEC2.

o     We retain the right to co-promote BEC2 within North America.

o It is the intent of ourselves and Merck that we will be the bulk product manufacturer of BEC2 to support worldwide sales.

o We are required to give Merck the opportunity to negotiate a license in North America to gp75 before granting such a license to any third party.

In return, Merck:

o Is making research support payments to us totaling $4,700,000, of which $4,375,000 has been received to date.

o is required to make milestone payments to us of up to $22,500,000, of which $3,000,000 has been received to date, based on milestones achieved in the product development of BEC2.

o is required to make royalty payments to us on all sales of the licensed products outside North America, if any, with a portion of the earlier funding received under the agreement being creditable against the amount of royalties due.

In addition, under the agreement, gross sales of BEC2 in North America will be distributed in accordance with the terms of a co-promotion agreement for BEC2 to be negotiated by the parties. Conduct of the clinical trials and regulatory submissions outside North America are the responsibility of Merck and within North America are our responsibility. Costs worldwide to conduct a multi-site, multi-national Phase III clinical trial to obtain approval for the indication of the treatment of limited disease small cell lung carcinoma for BEC2 are the responsibility of Merck. These include our out-of-pocket costs (but do not include costs of establishing a manufacturing facility) for manufacturing materials for clinical trials, conduct of clinical trials and regulatory submissions (other than drug approval fees which are the responsibility of Merck or ourselves in our respective territories). If these expenses exceed DM 17,000,000, such excess expenses will be shared 60% by Merck and 40% by us. Costs for the conduct of additional clinical trials for other indications will be subject to separate budgets to be negotiated by the parties. We are responsible for providing the supply of the active agent outside of North America at the expense of Merck, and it is the intention of the parties that the cost of goods sold in North America be paid out of gross sales of any licensed product in North America in accordance with a co-promotion agreement to be negotiated.

The agreement terminates upon the later of (i) the last to expire of any patents issued and covered by the technology (ii) or fifteen years from the date of the first commercial sale. After termination the license will survive without further royalty payment and is irrevocable. The agreement may be terminated earlier by us in the event Merck fails to pursue in a timely fashion regulatory approval or sale of a licensed product in a country in which it has the right to do so. It also may be terminated earlier by Merck if milestones are not achieved.

In the year ended December 31, 1998, we recorded $3,500,000 in revenue from Merck under this agreement, which consisted of milestone and research and support payments.

In connection with the December 1997 amendment to the agreement with Merck for BEC2, Merck purchased from us 400,000 shares of our Series A Convertible Preferred Stock (the "Series A Preferred Shares" or "Series A Preferred Stock") for a total price of approximately $40,000,000. The holders of the Series A Preferred Shares are entitled to receive annual cumulative dividends of $6.00 per share. Dividends accrue as of the issuance date of the Series A Preferred Shares. These dividends are payable on the outstanding Series A Preferred Shares in cash on December 31 of each year beginning December 31, 1999 or at the time of conversion or redemption of the Series A Preferred Shares on which the dividend is to be paid, whichever is sooner. 100,000 of the Series A Preferred Shares could be immediately converted into shares of our common stock beginning on December 15, 1997. An additional 100,000 Series A Preferred Shares will be able to be converted into shares of our common stock on or after each of January 1, 2000, January 1, 2001 and January 1, 2002. To date, no Series A Preferred Shares have been converted

Any Series A Preferred Shares converted into common stock before January 1, 2000 will be converted at a conversion price of $12.50 per share of common stock. After that, the number of shares of common stock into which Series A Preferred Shares are convertible is not fixed. Instead, the conversion price is determined under a formula based upon the market price of our common stock at specified measurement dates, which are generally one year apart. The lower the market price of our common stock on the measurement date in question, the greater the number of shares of common stock into which the Series A Preferred Shares may be converted (i.e., the lower the conversion price). The conversion price is determined as of the measurement date, and remains fixed until adjusted on the next measurement date to reflect the market price of our common stock. During the year 2002, the conversion price is 88% of the market price of our common stock. If the market price of our common stock declines (or, in the case of the year 2002 remains constant) after the measurement date in question is fixed, the common stock may be purchased at a price that is lower than the price at which the common stock is being sold on the open market.

The terms of the Series A Preferred Shares also give us the right, in certain circumstances, to require the holders of the Series A Preferred Shares to convert those shares into common stock at the conversion price then in effect. Generally, if after the determination of the conversion price for the Series A Preferred Shares on a measurement date, the average market price of our common stock for any period of five trading days is greater than 150% of that conversion price, we can require the conversion of the then convertible Series A Preferred Shares at that conversion price. We also may redeem (i.e., repurchase) all or any part of the Series A Preferred Shares at a price of $120 per share, plus accrued dividends.

In connection with the purchase of the Series A Preferred Shares, Merck was granted certain registration rights with respect to the shares of common stock underlying the Series A Preferred Shares. Merck also agreed to refrain from selling such shares of common stock for certain specified periods of time. These terms were modified in connection with the execution of the C225 License and Development Agreement with Merck in December 1998. In accordance with the terms of the Series A Preferred Stock, we are required to recognize an assumed incremental yield of $5,455,000 (calculated at the date of issuance and based on the beneficial conversion feature noted above). Such amount is being amortized as a preferred stock dividend over a four-year period beginning with the day of issuance. Accrued dividends payable on the Series A Preferred Stock were $2,512,000 at December 31, 1998. Additionally, we have recognized an incremental yield on the conversion discount of $1,319,000 at December 31, 1998.

C225 License and Development Agreement.

In December 1998, we entered into an agreement with Merck relating to the development and commercialization of C225. Under this agreement:

o     We have granted Merck exclusive rights to market C225 outside of North
      America.

o     We have retained the right to market C225 within North America.

o     We will co-develop C225 in Japan with Merck.

o We will be the manufacturer of C225 and Merck will purchase product from us for clinical trials and commercialization in its territory.

o Merck has agreed not to own greater than 19.9% of our voting securities through December 3, 2002.

In return, Merck is:

o paying to us $30 million in upfront fees and early cash-based milestone payments based upon our achievement of certain milestones set forth in the agreement, of which $4,000,000 has been received to date.

o paying to us an additional $30 million assuming we achieve further milestones for which Merck will receive equity (the "Milestone Shares") in our company which will be priced at varying premiums to the then market price of the common stock depending upon the timing of the achievement of the respective milestones.

o providing to us subject to certain terms a $30 million secured line of credit or guaranty for the build-out of a manufacturing facility by us for the commercial production of C225.

o     funding clinical development of C225 outside of North America.

o required to pay us royalties on future sales of C225 outside of North America, if any.

The Milestone Shares, if issued, will be shares of our common stock (or a non-voting preferred stock or other non-voting stock convertible into our common stock). The number of shares issued to Merck will be determined by dividing the particular milestone payment due by the purchase price of the common stock when the milestone is achieved. The purchase price will relate to the then market price of our common stock, plus a premium which varies, depending upon whether we achieve the milestone early, on-time or late. The Milestone Shares will be a non-voting preferred stock or other non-voting stock convertible into our common stock if the shares of common stock that otherwise would be issued to Merck would result in Merck owning greater than 19.9% of our common stock. This 19.9% limitation is in place through December 2002. These convertible securities will not have voting rights. They will be convertible at a price determined in the same manner as the purchase price for shares of our common stock if shares of common stock were to be issued. They will not be convertible if as a result of the conversion Merck would own greater than 19.9% of our common stock. This 19.9% limitation is in place through December 2002 except that after this date, Merck must sell shares it receives as a result of conversion to the extent such shares result in Merck's owning in excess of 19.9% of our common stock. We have granted Merck certain registration rights regarding the shares of common stock that they may acquire upon conversion of the Series A Preferred Shares and Milestone Shares.

This agreement may be terminated (1) by either Merck or ourselves in the event of the material breach of the other party, (2) by Merck in various other instances, including (a) at its discretion on any date on which a milestone is achieved (in which case no milestone payment will be made), (b) for a one-year period after first commercial sale of C225 in Merck's territory, upon Merck's reasonable determination that the product is economically unfeasible (in which case Merck is entitled to receive back 50% of the cash based milestones then paid to date, but only based upon a royalty rate applied to our sales in North America, if any), or (c) in the event we do not timely obtain certain collateral license agreements in which case Merck also is entitled to a return of all milestone payments to date. In the event of termination of the agreement, the due date for the payment of the credit for the manufacturing facility will be accelerated, or in the event of a guaranty, we will be required to use our best reasonable efforts to release Merck as guarantor. Also, in the event by April 15, 1999 we fail to agree with Merck on a production concept for the manufacturing facility or Merck fails to provide us with the credit facility or guaranty then the agreement may be terminated by either of us, in which case Merck is entitled to receive back all milestone payments made to date.

In the year ended December 31, 1998, we recorded $4,000,000 as a fee potentially refundable from our corporate partner under this agreement.

Abbott Laboratories

We have licensed some of our diagnostic products and techniques to Abbott on a worldwide basis. In mid-1995, Abbott launched its first DNA-based diagnostic test in Europe, using our DNA probe technology. Abbott's test is used to diagnose the sexually transmitted diseases chlamydia and gonorrhea, as well as mycobacteria. The RCR DNA probe technology uses DNA amplification techniques to detect the presence of DNA or RNA in biological samples thereby indicating the presence of disease.

In December 1996, we amended our agreement with Abbott to allow Abbott to exclusively license our patented DNA signal amplification technology, AMPLIPROBE, to Chiron Diagnostics. DNA signal amplification technology such as AMPLIPROBE also uses DNA signal amplification techniques in detecting the presence of DNA or RNA in biological samples, thereby indicating the presence of disease. Abbott receives a royalty payment from Chiron on all sales of Chiron branched DNA diagnostic probe technology in countries covered by our patents. Abbott, in turn, pays any such royalties it receives to us. Abbott has recently sold the Chiron branched DNA diagnostic probe technology to Bayer Pharmaceutical Corporation.

Under the agreement Abbott has paid us up-front fees and research support, and is obligated to pay milestone fees and royalties on sales. In June 1997, we received two milestone payments from Abbott totaling $1,000,000, as a result of a patent issuance in Europe for our RCR technology. This is partially creditable against royalties as described below. The issuance of the patent also entitles us to receive royalty payments on sales in covered European countries for products using our RCR technology. Abbott will be entitled to deduct from royalties otherwise due, 25% of such royalties due for a two-year period and 50% thereafter until a total of $500,000 has been deducted. In March 1999, we received a notice of allowance from the U.S. Patent Office for our RCR technology. The patent issuance upon this notice of allowance will entitle us to a $500,000 milestone payment from Abbott and royalties on sales for a two year period from initiation of U.S. sales by Abbott for products using our RCR technology. The agreement terminates upon the later of (i) the last to expire of any patents issued covered by the technology or (ii), if no patents are granted, twenty years, subject to certain earlier termination provisions contained in the agreement.

For the year ended December 31, 1998, we received a total of $295,000 in royalty fees pursuant to our strategic alliance with Abbott.

American Home Products

In December 1987, we entered into a vaccine development and licensing agreement with American Cyanamid Company ("Cyanamid") that provided Cyanamid an exclusive worldwide license to manufacture and sell vaccines developed during the research period of the agreement. In connection with the agreement, Cyanamid purchased 410,001 shares of our common stock. During the three-year research period of the agreement, which period expired in December 1990, we were engaged in the development of two vaccine candidates, the first of which was for N. gonorrhea based on recombinant proteins, and the second of which was for Herpes Simplex Virus based on recombinant glycoproteins B and D.

In September 1993, Cyanamid's Lederle-Praxis Biologicals division and ImClone entered into a research collaboration agreement which by its terms supersedes the earlier agreement as to N. gonorrhea vaccine candidates, but not as to Herpes Simplex Virus vaccine candidates. The successor to Cyanamid, American Home, has the responsibility under this agreement to pay research support to us, as well as milestone fees and royalties on sales of any N. gonorrhea vaccine that might arise from the collaboration. In January 1998, this agreement was extended to continue annual research funding payable to us in the amount of $300,000 through September 1999 and to extend through such date the period by which American Home is required to have initiated clinical trials with a vaccine candidate.

American Home has the responsibility under both agreements for conducting pre-clinical and clinical trials of the vaccine candidates, obtaining regulatory approval, and manufacturing and marketing the vaccines. There are penalties payable by American Home in the event it fails to have filed for the commencement of clinical trials by certain dates yet intends to continue to develop the product, otherwise the product will revert to us. American Home is required to pay royalties to us in connection with sales of the vaccines, if any.

In the year ended December 31, 1998, we recorded revenues of $300,000 under the American Home agreements.

Immunex Corporation

In the course of our research on hematopoiesis, we discovered the FLK-2/FLT-3 receptor. We are the exclusive licensees of a family of patents and patent applications covering the FLK-2/FLT-3 receptor. FLK-2/FLT-3 ligand is a protein that binds to and activates the FLK-2/FLT-3 receptor. The FLK-2/FLT-3 ligand is owned by Immunex.

In December 1996, we entered into a non-exclusive license and supply agreement with Immunex under which we granted Immunex an exclusive worldwide license to the FLK-2/FLT-3 receptor for the limited use of the manufacture of the FLK-2/FLT-3 ligand. Immunex is currently testing the ligand in human trials for stem cell stimulation and for tumor inhibition. Under this agreement, we receive royalty and licensing fees from Immunex, and Immunex has granted us a license to use the FLK-2/FLT-3 ligand for use in our ex vivo research on stem cells. In addition, Immunex has granted us a non-exclusive license in the United States and Canada to use and sell the FLK-2/FLT-3 ligand, manufactured by Immunex, for ex-vivo stem cell expansion, together with an exclusive license to distribute the ligand with our own proprietary products for ex-vivo expansion. Immunex has agreed to seek to obtain the consent of its parent company, American Home, to expand the territory of this license to include the world outside North America. Immunex will also supply FLK-2/FLT-3 ligand to us. Subject to earlier termination provisions contained in the agreements, our license terminates in December 2001, subject to a five- year renewal period, and Immunex's license terminates thirteen years after the first commercial sale of the product.

In the year ended December 31, 1998, we recorded no revenue from Immunex under this agreement.

MANUFACTURING

For us to support our ongoing research and development we maintain, supply and staff a facility for the preparation, analysis and distribution of clinical supplies to various clinical study sites. We operate a manufacturing facility for biologics in Somerville, New Jersey. This facility includes laboratories, storage areas, mechanical systems and qualified staff for the production and analysis of biological materials according to the appropriate Federal, state and local regulations. At this facility, we are currently producing C225, the EGFr antibody, to supply our clinical trials, and packaging and distributing to clinical study sites both the BEC2 antibody and C225 antibody. We are also developing the purification process for c-p1C11 and are in the early stages of production. This facility is operated according to current Good Manufacturing Practices ("cGMP") which is a requirement for product manufactured for use in clinical trials and for commercial sale. In January 1998, we completed the construction and commissioning of a new 1,750 square foot process development center at this facility dedicated to manufacturing process optimization for existing products and the pre-clinical and Phase I development of new biological therapeutics.

We also have established relationships with qualified contract vendors to perform specialized testing and manufacturing operations not performed by us. We have in the past and expect to continue to establish defined development and manufacturing arrangements with third party qualified contract vendors to perform bulk and final product development and production to support our clinical program needs.

We have an agreement in principle for the supplemental further development, production, scale-up, and manufacture of our C225 antibody for use in our clinical trials. Services pursuant to this agreement commenced in April 1998. The total project cost is DM 8,950,000 (or currently approximately $5,424,000 of which $1,897,000 was incurred for the year ended December 31, 1998).

Under our agreement with Merck for C225, we are taking the lead in developing, in consultation with Merck, a production concept for a new manufacturing facility. Merck is providing us, subject to certain terms, with a $30 million secured line of credit or guaranty for the build-out of this facility. It is anticipated that the facility will (i) be dedicated to the production of C225,
(ii) contain multiple 10,000 liter fermenters to be used in the fermentation of the antibody (which is a necessary part of its production), (iii) be versatile enough to adapt in the future for the production of other antibodies if necessary or desired and (iv) have an area of approximately 100,000 square feet. Under the terms of the agreement, if by April 15, 1999 we don't come to an agreement with Merck on the production concept for the facility or Merck fails to provide us with the credit facility or guaranty then the agreement may be terminated by either party. We are reviewing whether to erect this facility adjacent to our New Jersey manufacturing facility or at another site.

The materials that are used to manufacture our products include qualified cell lines developed by us and specially qualified raw materials and components, which we can obtain from a number of sources. We maintain necessary Quality Control and Quality Assurance oversights of all materials used in the manufacture of our clinical supplies.

Should any of our products be approved for commercial sale, such products will need to be (1) manufactured in commercial quantities (2) in compliance with regulatory requirements and (3) at acceptable costs. Although we have developed products in the laboratory and in some cases have produced sufficient quantities of materials for pre-clinical and clinical trials, production in later stage clinical trials or commercial quantities may create technical challenges for us.

We expect that commercial production for C225 initially would be done at the new facility and by the contract manufacturer providing us with supplemental clinical supply of material. Ultimately, we expect to be the sole manufacturer for commercial production. We would expect that a similar arrangement would be followed for other products under development.

We have limited experience in later stage clinical-scale manufacturing and no experience in commercial-scale manufacturing, and no assurance can be given that we will be able to make the transition to later stage clinical or commercial production or make the transition in a cost effective manner.

MARKETING

We do not have pharmaceutical marketing experience. We have recently hired a Vice President of Marketing to develop our internal marketing capabilities. If we were to market our products ourselves or with a partner, significant additional expenditures and management resources would be required to develop an internal sales force and there can be no assurance we would be successful in penetrating the markets for any products developed or that internal marketing capabilities would successfully be developed at all. We have co-promotion rights for commercialization of our BEC2 cancer vaccine product in North America pursuant to our agreement with Merck. In our agreement with Merck for C225, we retained all rights to commercialize C225 in North America. We expect that in other instances, we may enter into development agreements with third parties that may include co-marketing or co-promotion arrangements or pursuant to which we retain all such rights in a given territory. In the alternative, we could grant exclusive marketing rights to our corporate partners in return for up-front fees, milestone payments, and royalties on sales. Under these arrangements, our partner may have the responsibility for a significant portion of development of the product and regulatory approval. In the event that the partner fails to develop a marketable product or fails to market a product successfully, business may be adversely affected.

PATENTS AND TRADE SECRETS

Generally.

We seek patent protection for our proprietary technology and products in the United States and abroad. Patent applications have been submitted and are pending in the United States, Canada, Europe and Japan as well as other countries. The patent position of biopharmaceutical firms generally is highly uncertain and involves complex legal and factual questions. Our success will depend, in part, on whether we can;

o     Obtain patents to protect our own products.

o Obtain licenses to use the technologies of third parties, which may be protected by patents.

o     Protect our trade secrets and know-how.

o Operate without infringing the intellectual property and proprietary rights of others.

Patent Rights; Licenses.

We currently have exclusive licenses or assignments of 49 issued patents worldwide, 27 of which are issued United States patents. We have the exclusive right to develop certain anti-EGFr antibodies with potential anti-tumor activity under a United States patent owned by the University of California. Ten of our U.S. patents are licensed from Princeton University. Six of the Princeton patents relate to hematopoietic and angiogenic receptor genes and the proteins they encode, such as the tyrosine kinase receptors FLK-1 and FLK-2/FLT-3. The other four Princeton patents relate to a DNA signal amplification system and p53 detection systems.

We currently have exclusive licenses or assignments to approximately 39 families of patent applications that relate to our proprietary technology in the U.S. and in foreign countries. The patent applications relate to a number of technologies including the use of EGFr antibodies with chemotherapeutic agents; anti-idiotypic antibodies for treating cancer, such as BEC2; antibodies to receptor tyrosine kinases, such as FLK-1 and FLK-2/FLT-3; methods for amplifying and detecting DNA, such as the RCR and AMPLIPROBE technologies; antiangiogenic factors and proangiogenic factors; and hematopoietic factors. We cannot be certain that patents will be issued as a result of any of these applications. Nor can we be certain that any issued patents would protect or benefit us or give us adequate protection from competing products. For example, issued patents may be challenged and declared invalid. In addition, under many of the agreements under which we have licenses to the patents or patent applications of others, we are required to meet specified milestone or diligence requirements in order to keep our license. We cannot be certain that we will satisfy any of these requirements.

We hold rights under the patents of certain third parties that we consider necessary for the development of our technology. We will most likely need to obtain additional licenses to patents of others in order to commercialize certain of the products that we are currently developing. We cannot be certain that we will be able to obtain any such licenses or, if we can do so, how much they will cost. We know that others have filed patent applications in various countries that relate to several areas in which we are developing products. Some of these patent applications have already been issued as patents and some are still pending. The pending patent applications may issue as patents. Issued patents are entitled to a rebuttable presumption of validity under the laws of the U.S. and certain other countries. These issued patents may therefore limit our ability to develop commercial products. If we need licenses to such patents to permit us to develop or market our products, we cannot be certain that we would be able to get such licenses on acceptable terms.

C225.

We have an exclusive license to an issued U.S. patent for the murine form of C225, our EGF receptor antibody product. Our licensor did not obtain patent protection outside the U.S. for this antibody. However, we have sought additional patent protection by exclusively licensing from a major pharmaceutical company a family of patent applications seeking to cover antibodies to EGFr used in conjunction with chemotherapeutic agents. A patent application also has been filed on the use of anti-EGFr antibodies with radiation. We also have filed patent applications covering the chimeric and humanized forms of the antibody and fragments of the antibody, in synergy with chemotherapeutic agents or radiation. Additionally, humanized forms of the antibody and antibody fragments, are claimed as well as methods of inhibiting human tumors with C225 alone.

C225 is a "chimerized" monoclonal antibody, which means it is made of antibody fragments derived from more than one type of animal. Patents have been issued to other biotechnology companies that cover the chimerization of antibodies. Therefore, we may be required to obtain licenses under these patents before we can commercialize our own chimerized monoclonal antibodies, including C225. We cannot be certain that we will be able to obtain such licenses in the territories where we want to commercialize, or how much such licenses would cost.

BEC2.

We have exclusively licensed from Sloan-Kettering a family of patents and patent applications relating to our BEC2 monoclonal anti-idiotypic antibody. We know that others have been issued patents in the U.S. and Europe covering anti-idiotypic antibodies and/or their use for the treatment of tumors. These patents, if valid, could be interpreted to cover our BEC2 monoclonal antibody and certain uses of BEC2. Merck, our licensee of BEC2, has informed us that it has obtained non-exclusive, worldwide licenses to these patents in order to market BEC2 in its territory. We are entitled to co-promote

BEC2 in the U.S., however, we cannot be certain that we could obtain such licenses on commercially acceptable terms, if at all.

Angiogenesis Inhibitors.

With respect to our research on inhibitors to angiogenesis based on the FLK-1 receptor, we are the exclusive licensees of a family of patents and patent applications covering the FLK-1 receptor and antibodies to the receptor and its human homolog, KDR. We are also the assignee of a family of patent applications filed by our scientists covering angiogenesis-inhibiting antibodies to receptors that bind VEGF. A specific patent application of such family claims specifically the use of FLK-1/KDR receptor antibodies to isolate cells expressing the FLK-1/KDR receptor on their cell surface. Additionally, we are a co-owner of a recently filed patent application claiming the use of FLK-1/KDR receptor antibodies to isolate endothelial progenitor cells that express FLK-1/KDR on their cell surface. At present, we are seeking exclusive rights to this invention from the co-owners.

VE Cadherin.

We have an exclusive license to a family of patent applications covering novel cadherin molecules that are involved in endothelial cell interactions. These interactions are believed to be involved in angiogenic processes. The subject patent applications also cover antibodies that bind to, and affect, the cadherin molecules.

Diagnostics.

Our diagnostics program has been licensed for commercial development to Abbott. The program includes target amplification technology and detection methods, such as RCR technology, signal amplification technology, such as AMPLIPROBE and p53 mutation detection for assisting in cancer diagnosis. Our proprietary position with respect to our diagnostics program is based on numerous families of patents and patent applications. We have either an assignment or exclusive license to these families of patents and patent applications. We have an exclusive license to an issued patent assigned to Princeton University related to the underlying technology for our AMPLIPROBE DNA amplification and detection system. We are aware that patent applications have been filed by, and that patents have been issued to, third parties in the field of DNA amplification technology. This could affect our ability or Abbott's ability to commercialize our diagnostic products.

Trade Secrets.

With respect to certain aspects of our technology, we rely, and intend to continue to rely, on trade secrets, unpatented proprietary know-how and continuing technological innovation to protect our competitive position. Such aspects of our technology include methods of isolating and purifying antibodies and other proteins, collections of plasmids in viable host systems, and antibodies that are specific for proteins that are of interest to us. There is no assurance that others will not independently develop substantially equivalent proprietary information or techniques.

Relationships between us and our employees, scientific consultants and collaborators provide these persons with access to our trade secrets, know-how and technological innovation under confidentiality agreements with the parties involved. Similarly, our employees and consultants enter into agreements with us which require that they do not disclose confidential information of ours and they assign to us all rights to any inventions made while in our employ relating to our activities.

We seek patent protection for our proprietary technology and products, in the United States and abroad. Patent applications have been submitted and are pending in the United States, Canada, Europe and Japan as well as other countries.

GOVERNMENT REGULATION

The research and development, manufacture and marketing of human pharmaceutical and diagnostic products are subject to regulation primarily by the FDA in the United States and by comparable authorities in other countries. These national agencies and other federal, state and local entities regulate, among other things, research and development activities and the testing, manufacturing, safety, handling, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of the products that the we are developing. Noncompliance with applicable requirements can result in refusal to approve product license or other applications, or revocation of approvals previously granted. Noncompliance also can result in fines, criminal prosecution, recall or seizure of products, total or partial suspension of production or refusal to allow a Company to enter into governmental supply contracts.

The process of obtaining requisite FDA approval has historically been costly and time consuming. Current FDA requirements before a new human drug or biological product may be marketed in the United States include (i) the successful conclusion of pre-clinical laboratory and animal tests, if appropriate, to gain preliminary information on the product's safety, (ii) filing with the FDA of an IND application to conduct human clinical trials for drugs or biologics, (iii) the successful completion of adequate and well-controlled human clinical investigations to establish the safety and efficacy of the product for its recommended use and (iv) filing by a company and approval by the FDA of a New Drug Application ("NDA") for a drug product or a Biological License Application ("BLA") for a biological product to allow commercial distribution of the drug or biologic.

Pre-clinical tests include laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of the product and its formulation. The results of the pre-clinical tests are submitted to the FDA as part of an IND.

Clinical trials involve administration of the product to patients under supervision of a qualified principal investigator. Such trials are typically conducted in three sequential phases, although the phases may overlap. In Phase I, the initial introduction of the drug into human subjects, the product is tested for safety, dosage tolerance, absorption, metabolism, distribution, and excretion. Phase II involves studies in a limited patient population to (i) determine the biological or clinical activity of the product for specific, targeted indications, (ii) determine dosage tolerance and optimal dosage, and
(iii) identify possible adverse effects and safety risks. If Phase II evaluations indicate that a product is effective and has an acceptable safety profile, Phase III trials may be undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population at multiple clinical study sites. The FDA reviews the results of the clinical trials and may order the temporary or permanent discontinuation of clinical trials at any time if it believes that clinical subjects are being exposed to an unacceptable health risk. Investigational products used in both pre-clinical and clinical tests must be produced in compliance with "cGMP" pursuant to FDA regulations.

In October 1988, the FDA issued procedures designed to speed the availability of new therapies to patients suffering from life-threatening diseases such as AIDS and cancer. These procedures permit early consultation with and commitment from the FDA regarding pre-clinical and clinical studies necessary to gain market approval and to permit NDAs and BLAs to be approved on the basis of expanded Phase II clinical data results.

Diagnostic products are regulated by the FDA as medical devices. In general, a new diagnostic product that is not "substantially equivalent" to a legally marketable product is subject to premarket approval requirements much like those for drugs and biological products. Specifically, the device must be tested under an investigational device exemption ("IDE") and approved by the FDA under a premarket approval application ("PMA") before it can be commercially marketed.

Under current law, each domestic and foreign drug and device product-manufacturing establishment must be registered with, and determined to be adequate by, the FDA before product approval. Domestic manufacturing establishments are subject to inspections by the FDA for compliance with cGMP regulations and licensing specifications after an NDA, BLA or PMA has been approved. Domestic and foreign manufacturing facilities are subject to periodic FDA inspections and inspections by the foreign regulatory authorities where applicable.

Sales outside the United States of products we develop will also be subject to regulatory requirements governing human clinical trials and marketing for drugs and biological products and devices. The requirements vary widely from country to country, but typically the registration and approval process takes several years and requires significant resources. In most cases, products that have not been approved by the FDA for sale in the United States may be exported for sale outside of the United States only if they have been approved in any one of the following countries: the European Union, Canada, Australia, New Zealand, Japan, Israel, Switzerland and South Africa.

Our research and development programs involve the use of biohazardous materials. Accordingly, our business is subject to regulations under federal, state and local laws regarding work force safety, environmental protection and hazardous substance control, and to other present and possible future federal, state and local regulations. We believe that our safety procedures for handling hazardous materials comply with the requirements of such laws and regulations.

Our ability to earn sufficient returns on our products may depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health coverage insurers and other organizations. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and there can be no assurance that adequate third-party coverage will be available.

COMPETITION

Competition in the biopharmaceutical industry is intense and based significantly on scientific and technological factors; the availability of patent and other protection for technology and products, the ability to commercialize technological developments and the ability to obtain governmental approval for testing, manufacturing and marketing. We compete with specialized biopharmaceutical firms in the United States, Europe and elsewhere, as well as a growing number of large pharmaceutical companies that are applying biotechnology to their operations. Many biopharmaceutical companies have focused their development efforts in the human therapeutics area, including cancer. Many major pharmaceutical companies have developed or acquired internal biotechnology capabilities or made commercial arrangements with other biopharmaceutical companies. These companies, as well as academic institutions, governmental agencies and private research organizations, also compete with us in recruiting and retaining highly qualified scientific personnel and consultants. Our ability to compete successfully with other companies in the pharmaceutical field will also depend to a considerable degree on the continuing availability of capital to us.

We are aware of certain products under development or manufactured by competitors that are used for the prevention, diagnosis, or treatment of certain diseases we have targeted for product development. Various companies are developing biopharmaceutical products that potentially directly compete with our product candidates. These include areas such as (1) the use of small molecules to the receptor or antibodies to those receptors to treat cancer, (2) the use of anti-idiotypic antibody or recombinant antigen approaches to cancer vaccine therapy, (3) the development of inhibitors to angiogenesis, (4) and the use of hematopoietic growth factors to treat blood system disorders to or for stem cell or gene therapy. Some of these product candidates are in advanced stages of clinical trials.

Our products under development and in clinical trials are expected to address major markets within the cancer sector. Our competition will be determined in part by the potential indications for which drugs are developed and ultimately approved by regulatory authorities. Additionally, the timing of market introduction of some of our potential products or of competitors' products may be an important competitive factor. Accordingly, the relative speed with which we can develop products, complete pre-clinical testing, clinical trials and approval processes and supply commercial quantities to market are expected to be important competitive factors. We expect that competition among products approved for sale will be based on various factors, including product efficacy, safety, reliability, availability, price, and patent position.

HUMAN RESOURCES

We initiated our in-house research and development in 1986. We have assembled a scientific staff with a variety of complementary skills in a broad base of advanced research technologies, including oncology, immunology, molecular and cell biology, antibody engineering, protein and synthetic chemistry and high-throughput screening. We have also recruited a staff of technical and professional employees to carry out manufacturing of clinical trial materials at our Somerville, New Jersey facility. Of our 138 full-time personnel on March 26, 1999, 56 were employed in our product development, clinical and manufacturing programs, 43 in research (including two engaged in research for EndoClone), and 39 in administration. Our staff includes 23 persons with Ph.D.s and three with M.D.s.

ENDOCLONE INCORPORATED

In January 1998, we formed a wholly-owned subsidiary, EndoClone Incorporated. Through EndoClone we are exploring the use of endothelial stem cells to stimulate collateral blood circulation in ischemias. We believe that the ability to isolate endothelial stem cells could allow us to use these cells to treat many ischemia conditions by using them to stimulate the growth of new blood vessels to increase the supply of blood to a targeted area of the body. We also believe that the isolated endothelial stem cells could be used to treat other conditions where the stimulation of new blood vessel growth is desired. These uses include the treatment of burn patients and healing of wounds. We are exploring the use of endothelial stem cells in connection with gene therapy. We believe that a gene therapy delivery approach could also be used with endothelial cells in order to treat cancer. Tumors require angiogenesis to grow. Tumors must attract endothelial stem cells in order for angiogenesis to occur. We believe that a gene therapy technique could be used to alter endothelial stem cells to express tumor-destroying molecules and to deliver these altered endothelial stem cells to the tumors. We have begun hiring research scientists to devote their time to this research area.

Item 2. Properties.

RESEARCH FACILITY--NEW YORK, NEW YORK

We currently occupy two contiguous leased floors at 180 Varick Street in New York City. Currently we use approximately 30,000 of a total available 40,000 square feet on the two floors. The lease for the two floors was due to expire March 31, 1999. We have entered into a new lease for the two floors which was effective as of January 1, 1999 and expires in December 2004. The annual rent under the lease for 1999 is $720,000, which increases by 3% per year for subsequent years. Rent expense for the New York facility was approximately $574,000, $554,000, and $508,000 for the years ended December 31, 1998, 1997 and 1996, respectively. We have completed a design concept to renovate the facility to better fit our needs as a result of our growth since originally occupying the facility. The renovation will utilize all 40,000 square feet of space. It is expected to cost approximately $1.6 million and is expected to be completed in approximately one year.

The original acquisition, construction and installation of our New York research and development facilities were financed principally through the sale of Industrial Development Revenue Bonds (the "IDA Bonds") issued by the New York City Industrial Development Agency (the "NYIDA"). These facilities secure the payment of debt service on the outstanding IDA Bonds.

MANUFACTURING FACILITY--SOMERVILLE, NEW JERSEY

In June 1992, we acquired certain property and a building in Somerville, New Jersey at a cost to us of approximately $4,665,000, including expenses. We have retrofitted the building to serve as our clinical-grade manufacturing facility. When purchased, the facility had in place various features, including clean rooms, air handling, electricity, and water for injection systems and administrative offices. The cost for completion of facility modifications was approximately $5,400,000.

Currently the facility is being operated to develop and manufacture materials for our clinical trials. Under certain circumstances, we also may use the facility for the manufacturing of commercial products. The timing and any additional costs of adapting the facility for commercial manufacturing depend on several factors, including the progress of products through clinical trials. In January 1998, we completed the construction and commissioning of a new 1,750 square foot process development center at this facility dedicated to manufacturing process optimization for existing products and the pre-clinical and Phase I development of new biological therapeutics. Under our agreement with Merck for C225, we are taking the lead in developing, in consultation with Merck, a production concept for a new manufacturing facility. We are reviewing whether to erect this facility adjacent to our New Jersey manufacturing facility or at another site.

Item 3.  Legal Proceedings.

There is no material legal proceeding pending against us or any of our property, nor was any such proceeding terminated during the fourth quarter of the year ended December 31, 1998.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

MARKET INFORMATION

Our common stock is traded in the over-the-counter market and prices are reported on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "IMCL".

The following table sets forth, for the periods indicated, the range of high and low sale prices for the common stock on the Nasdaq National Market, as reported by The Nasdaq Stock Market. The quotations shown represent inter-dealer prices without adjustment for retail mark-ups, mark downs or commissions, and may not necessarily reflect actual transactions.

''''''''''''''''''''''''''''''''''''''''''''''''''''''''''''''''''''''''''''''''
                                              High             Low
--------------------------------------------------------------------------------
    Year ended December 31, 1998

         First Quarter ...................   $ 8 7/16        $ 5 5/8
         Second Quarter ..................   $13 7/8         $ 7 5/8
         Third Quarter ...................   $13 7/8         $ 8 1/4
         Fourth Quarter ..................   $12 1/8         $ 5 9/16
''''''''''''''''''''''''''''''''''''''''''''''''''''''''''''''''''''''''''''''''
                                               High            Low
--------------------------------------------------------------------------------
    Year ended December 31, 1997

         First Quarter ...................   $10 1/8         $ 5 3/4
         Second Quarter ..................   $ 7 7/8         $ 4 5/8
         Third Quarter ...................   $ 8 1/8         $ 4 5/8
         Fourth Quarter ..................   $ 8 1/2         $ 5 21/32
''''''''''''''''''''''''''''''''''''''''''''''''''''''''''''''''''''''''''''''''

STOCKHOLDERS

As of the close of business on March 26, 1999, there were approximately 281 holders of record of our common stock. We estimate that there are approximately 7,700 beneficial owners of our common stock.

DIVIDENDS

We have never declared cash dividends on our common stock and have no present intention of declaring such cash dividends in the foreseeable future. The holders of our Series A Preferred Stock are entitled to receive cumulative dividends. They may receive dividends at the annual rate of $6.00 per share, compounded annually. The dividends began to accrue when the Series A Preferred Shares were issued on December 15, 1997. Dividends on the outstanding Series A Preferred Shares are payable in cash on December 31st of each year beginning on December 31, 1999, or at the time of conversion, whichever is sooner. Series A Preferred Shares are of senior rank to all shares of common stock with respect to payment of dividends.

RECENT SALES BY THE COMPANY OF UNREGISTERED SECURITIES

In October 1998, we issued 15,000 shares of unregistered common stock to our Vice President, Business Development and General Counsel upon exercise of outstanding warrants for a total purchase price of $22,500. In December 1998, we issued a total of 7,460 shares of unregistered common stock to a member of our Board of Directors upon exercise of outstanding warrants and options for a total purchase price of $15,757. Such issuances were consummated as private sales by the Company pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Selected Financial Data

-----------------------------------------------------------------------------------------------------------
                                                                     Year Ended December 31,

(In thousands, except share and per share data)      1998         1997       1996         1995        1994
Statements of Operations Data:
Revenues                                          $   4,193   $  5,348     $    600    $    800    $     950
Operating expenses:
  Research and development                           21,049     16,455       11,482       8,768       11,816
  General and administrative                          7,145      5,356        3,961       3,739        3,348
Interest and other income                            (3,054)    (1,523)        (918)     (3,120)      (3,186)
Interest and other expense                              435        551          823       1,054          821
Equity in loss of affiliate                              --         --           --          --          342
                                                  ---------   --------     --------    --------    ---------
Loss before extraordinary item                      (21,382)   (15,491)     (14,748)     (9,641)     (12,191)
Extraordinary loss on extinguishment of debt             --         --        1,267          --           --
                                                  ---------   --------     --------    --------    ---------
Net loss                                            (21,382)   (15,491)     (16,015)     (9,641)     (12,191)
Preferred dividends (including assumed
incremental yield attributable to beneficial
conversion feature of $1,268 in 1998 and $51 in
 1997)                                                3,668        163           --          --           --
                                                  ---------   --------     --------    --------    ---------
Net loss to common stockholders                   $ (25,050)  $(15,654)    $(16,015)   $ (9,641)   $ (12,191)
                                                  =========   ========     ========    ========    =========
Basic and Diluted net loss per common share:
Loss before extraordinary item                    $   (1.03)  $  (0.67)    $  (0.76)   $  (0.72)   $   (1.12)
Extraordinary loss on extinguishment of debt             --         --        (0.07)         --           --
                                                  ---------   --------     --------    --------    ---------
Net loss                                              (1.03)     (0.67)       (0.83)      (0.72)       (1.12)
                                                  =========   ========     ========    ========    =========
Weighted average shares outstanding                  24,301     23,457       19,371      13,311       10,903

                                                                          December 31,
(In thousands)                                       1998       1997         1996         1995        1994
Balance Sheet Data:
Cash and securities                               $  46,739   $ 59,610     $ 13,514     $10,207    $   3,032

Working capital                                      35,073     56,671        7,695       3,735       (1,470)
Total assets                                         62,252     75,780       25,885      22,803      (17,467)
Long-term obligations                                 3,746      3,430        2,775       4,235        4,487
Accumulated deficit                                (138,846)  (117,464)    (101,973)    (85,958)     (76,317)
Stockholders' equity                                 45,174     68,226       16,589      11,823        8,176

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis by our management is provided to identify certain significant factors which affected our financial position and operating results during the periods included in the accompanying financial statements.

OVERVIEW AND RISK FACTORS

We are a biopharmaceutical company engaged primarily in the research and development of therapeutic products for the treatment of selected cancers and cancer-related disorders. Our products under development include (i) cancer therapeutics, (ii) cancer vaccines and (iii) inhibitors of angiogenesis. Since our inception in April 1984, we have devoted substantially all of our efforts and resources to research and development conducted on our own behalf and through collaborations with corporate partners and academic research and clinical institutions. We have generated a cumulative net loss of approximately $138,846,000 for the period from our inception to December 31, 1998. We expect to incur significant additional operating losses over each of the next several years. The major sources of our working capital have been:

o     the proceeds from the public and private sale of equity securities.

o the sale of the IDA Bonds by the NYIDA (the proceeds of which have been used for the acquisition, construction and installation of our research and development facility in New York City).

o     license fees.

o     contract research and development fees.

o     royalties from collaborative partners.

o     interest earned on these funds.

Substantially all of our products are in various stages of development, clinical studies or research. Substantially all our revenues were generated from license and research arrangements with collaborative partners. Our revenues under research and license agreements with corporate sponsors have fluctuated and are expected to fluctuate significantly from period to period. Similarly, our results of operations have fluctuated and are expected to fluctuate significantly from period to period. These variations have been, and are expected to be, based primarily on:

o     The status of development of our various products.

o The time at which we enter into research and license agreements with corporate partners that provide for payments to us, and the timing of payments to us under these agreements.

o Whether or not we achieve specified research or commercialization milestones.

o     Timely payment by our corporate partners of amounts payable to us.

o     The addition or termination of research programs or funding support.

o The timing of sales by Abbott, our partner in diagnostics, of products that use our technology, and the amount for which such products are sold.

o Variations in the level of expenses related to our proprietary products during any given period.

Our products are only in the development stage. Before we can commercialize our products and begin to sell them to generate revenues, they will need substantial additional development and clinical testing, which will cost a lot of money. Generally, to make a profit we will need to successfully develop, test, introduce and market our products. It is not certain that any of our products will be successfully developed or that required regulatory approvals to commercialize them can be obtained. Further, even if we successfully develop a product, there is no assurance that we will be able to successfully manufacture or market that product or that customers will buy it.

Our products will require substantial additional development and clinical testing and investment prior to commercialization. To achieve profitable operations, we, alone or with others, must successfully develop, introduce and market our products. No assurance can be given that any of our product development efforts will be successfully completed, that required regulatory approvals can be obtained or that any products, if developed, will be successfully manufactured or marketed or achieve customer acceptance.

RESULTS OF OPERATIONS

Years Ended December 31, 1998 and 1997

Revenues.

Revenues for the years ended December 31, 1998 and 1997 were $4,193,000 and $5,348,000, respectively, a decrease of $1,155,000, or 22%. Revenues for the year ended December 31, 1998 consisted of (i) $300,000 in research support from our partnership with American Home in infectious disease vaccines, (ii) $1,000,000 in milestone revenue and $2,500,000 in research and support payments from our agreement with Merck for BEC2, (iii) $295,000 in royalty revenue from our strategic alliance with Abbott in diagnostics and (iv) $98,000 from a Phase I Small Business Innovation Research grant from the National Cancer Institute for a program in cancer-related angiogenesis. Revenues for the year ended December 31, 1997 consisted of (i) $300,000 in research support from our partnership with American Home in infectious disease vaccines, (ii) $2,000,000 in milestone revenue and $1,667,000 in research and support payments from our agreement with Merck for BEC2 and (iii) $1,000,000 in milestone revenue and $381,000 in royalty revenue from our strategic alliance with Abbott in diagnostics. The decrease in revenues for the year ended December 31, 1998 was primarily attributable to a decrease in milestone revenue which can vary widely from period to period depending upon the timing of the achievement of various research and development milestones for products under development.

Operating; Research and Development Expenses.

Total operating expenses for the years ended December 31, 1998 and 1997 were $28,194,000 and $21,811,000, respectively, an increase of $6,383,000, or 29%.
Research and development expenses for the years ended December 31, 1998 and 1997 were $21,049,000 and $16,455,000, respectively, an increase of $4,594,000 or
28%. Such amounts for both years ended December 31, 1998 and 1997 represented 75% of total operating expenses. The increase in research and development expenses for the year ended December 31, 1998 was partially attributable to (i) the costs associated with an agreement in principle for the supplemental further development and manufacture of clinical grade C225 to support ongoing and future human clinical trials, (ii) expenditures associated with additional staffing in the area of discovery research, (iii) the initiation of new supported research programs with academic institutions, (iv) the establishment of corporate in-licensing arrangements and (v) expenditures in the functional areas of product development, manufacturing, clinical and regulatory affairs associated with C225. This increase was partially offset by the one-time $2,233,000 non-cash compensation expense recorded for the year ended December 31, 1997 in connection with the extension of the term of an officer's warrant to purchase 397,000 shares of common stock.

General and Administrative Expenses.

General and administrative expenses include administrative personnel costs, costs incurred in connection with pursuing arrangements with corporate partners and technology licensors, and expenses associated with applying for patent protection for our technology and products. Such expenses for the years ended December 31, 1998 and 1997 were $7,145,000 and $5,356,000, respectively, an increase of $1,789,000, or 33%. The increase in general and administrative expenses primarily reflected (i) additional support staffing for the expanding research, development, clinical and manufacturing efforts of the Company, particularly with respect to C225 and (ii) expenses associated with the pursuit of strategic corporate alliances and other corporate development expenses. We expect general and administrative expenses to increase in future periods to support our planned increases in research, development, clinical and manufacturing efforts.

Interest and Other Income and Interest Expense.

Interest and other income was $3,054,000 for the year ended December 31, 1998 compared to $1,523,000 for the year ended December 31, 1997, an increase of $1,531,000, or 101%. The increase was primarily attributable to the increased interest income earned from higher cash balances in our investment portfolio resulting from the private placement of Series A Preferred Stock completed in December 1997. Interest expense was $435,000 and $551,000 for the years ended December 31, 1998 and 1997, respectively, a decrease of $116,000 or 21%. Interest expense for both periods primarily included (i) interest on an outstanding Industrial Development Revenue Bond issued in 1990 (the "1990 IDA Bond") with a principal amount of $2,200,000, (ii) interest recorded on capital lease obligations and (iii) interest recorded on a liability to Pharmacia and UpJohn Inc. ("Pharmacia"), for the reacquisition of the worldwide rights to a recombinant mutein form of Interleukin-6 ("IL-6m") as well as clinical material manufactured and supplied to us by Pharmacia. The decrease was primarily attributable to the (i) December 1997 repayment of an IDA Bond issued in 1986 (the "1986 IDA Bond") with a principal amount of $2,113,000 and (ii) February 1998 repayment of the remaining liability to Pharmacia.

Net Losses.

We had net losses to common stockholders of $25,050,000 or $1.03 per share for the year ended December 31, 1998 compared with $15,654,000 or $0.67 per share for the year ended December 31, 1997. The increase in the net losses and per share net loss to common stockholders was due primarily to the factors noted above and the accrued dividends and incremental yield on the Series A Preferred Shares.

Years Ended December 31, 1997 and December 31, 1996

Revenues.

Revenues for the years ended December 31, 1997 and 1996 were $5,348,000 and $600,000 respectively, an increase of $4,748,000. Revenue for the year ended December 31, 1997 consisted of (i) $300,000 in research support from our partnership with American Home in infectious disease vaccines, (ii) $2,000,000 in milestone revenue and $1,667,000 in research and support payments from our agreement with Merck for BEC2, and (iii) $1,000,000 in milestone payments and $381,000 in royalty revenue from our strategic alliance with Abbott in diagnostics. Revenues for the year ended December 31, 1996 consisted of (i) $300,000 in research support from our partnership with American Home in infectious disease vaccines, (ii) $225,000 in royalty revenue from our strategic alliance with Abbott in diagnostics, and (iii)

$75,000 in license fees from our cross-licensing agreement with Immunex for novel hematopoietic growth factors. The increase in revenues for the year ended December 31, 1997 was primarily attributable to (i) our having achieved development milestones under our agreement with Merck for BEC2, and (ii) our strategic alliance with Abbott. Milestone revenue can vary widely from period to period depending upon the timing of the achievement of various research and development milestones for products under development.

Operating; Research and Development Expenses.

Total operating expenses for the years ended December 31, 1997 and 1996 were $21,811,000 and $15,443,000, respectively, an increase of $6,368,000 or 41%.
Research and development expenses for the years ended December 31, 1997 and 1996 were $16,455,000 and $11,482,000, respectively, an increase of $4,973,000 or
43%. Such amounts for the years ended December 31, 1997 and December 31, 1996 represented 75% and 74%, respectively, of total operating expenses. The increase in research and development expenses for the year ended December 31, 1997 was partly attributable to (i) a one-time $2,233,000 non-cash compensation expense recorded in connection with the extension of the term of an officer's warrant to purchase 397,000 shares of our common stock, and (ii) costs associated with additional staffing, contract manufacturing and testing, and expenditures in the functional areas of product development, manufacturing and clinical and regulatory affairs associated with C225, and (iii) growth in the area of discovery research for future product candidates.

General and Administrative Expenses.

General and administrative expenses include administrative personnel costs, costs incurred in connection with pursuing arrangements with corporate partners and technology licensors, and expenses associated with applying for patent protection for our technology and products. Such expenses for the years ended December 31, 1997 and 1996 were $5,356,000 and $3,961,000, respectively, an increase of $1,395,000 or 35%. The increase in general and administrative expenses primarily reflects (i) $279,000 non-cash compensation expense recorded in connection with an option grant to one of our officers, and (ii) additional support staffing for our expanding research, development, clinical and manufacturing efforts, particularly with respect to C225. We expect general and administrative expenses to increase in future periods to support planned increases in research and development.

Interest and Other Income and Interest Expense.

Interest and other income was $1,523,000 for the year ended December 31, 1997 compared to $918,000 for the year ended December 31, 1996, an increase of $605,000 or 66%. The increase was primarily attributable to the increased interest income earned from higher cash balances in our investment portfolio resulting from the proceeds received from a public offering of our common stock completed in March 1997 and a private placement of Series A Preferred Stock completed in December 1997. Interest expense was $551,000 and $823,000 for the years ended December 31, 1997 and 1996, respectively, a decrease of $272,000 or 33%. Interest expense for both periods primarily included (i) interest on two then outstanding IDA Bonds with an aggregate principal amount of $4,313,000 ($2,113,000 of which was repaid in December 1997), and (ii) interest recorded on the liability to Pharmacia, for the reacquisition of the worldwide rights to IL-6m as well as clinical material manufactured and supplied to us by Pharmacia. The decrease was primarily attributable to the May 1996 exchange of debt for our common stock with the Oracle Group and one of our Directors.

Net Losses.

We had net losses to common stockholders of $15,654,000 or $0.67 per share for the year ended December 31, 1997, compared with $16,015,000 or $0.83 per share for the year ended December 31, 1996. The year ended December 31, 1996 included a $1,267,000 or $0.07 per share extraordinary loss on early extinguishment of debt. This extraordinary loss resulted from the issuance of our common stock in lieu of cash repayment of a $2,500,000 loan due the Oracle Group and a $180,000 long-term note owed to one of our Directors. The decrease in the per share net loss to common stockholders is due primarily to the increased number of shares of our common stock outstanding as a result of the March 1997 public offering of our common stock.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, our principal sources of liquidity consisted of cash and cash equivalents and short-term securities available for sale of approximately $46,739,000. We have financed our operations since inception primarily through:

o     the proceeds from the public and private sales of our equity securities.

o     the sale of three issues of IDA Bonds through the NYIDA.

o     license fees.

o     contract research and development fees.

o     royalties received under agreements with collaborative partners.

o     interest earned on these funds.

Since inception:

o public and private sales of equity securities in financing transactions have raised approximately $163,799,000 in net proceeds.

o the sale of the IDA Bonds in each of 1985, 1986 and 1990 raised an aggregate of $6,313,000, the proceeds of which have been used for the acquisition, construction and installation of our research and development facility in New York City, and of which $2,200,000 is currently outstanding.

o we have earned approximately $32,855,000 from license fees, contract research and development fees and royalties from collaborative partners, including approximately $4,193,000 earned during the year ended December 31, 1998.

o We have earned approximately $8,463,000 in interest income, including approximately $3,016,000 earned during the year ended December 31,1998.

In April 1998, we entered into an agreement in principle with a pharmaceutical manufacturer for the supplemental further development, production scale-up and manufacture of our lead therapeutic product candidate, C225, for use in human clinical trials. Services pursuant to this agreement commenced in April 1998 and are anticipated to conclude in October 1999. The total project cost is DM 8,950,000, or currently approximately $5,424,000. As of December 31, 1998, we had incurred a liability of approximately $1,897,000 for services provided under this agreement.

In October 1997, we entered into a Collaborative Research and License Agreement with CombiChem to discover and develop novel small molecules against selected targets for the treatment of cancer. At the same time as we entered into this agreement, we entered into a Stock Purchase Agreement pursuant to which we purchased 312,500 shares of common stock of CombiChem, as adjusted, for a total purchase price of $2,000,000. The investment has been classified as a long-term asset. During the year ended December 31, 1998 we recorded an unrealized loss of $652,000 on this investment due to a reduction in the market value of the stock. We deem this reduction in market value to be temporary and therefore, the unrealized loss was recorded as a component of accumulated other comprehensive loss.

We have obligations under various capital leases for certain laboratory, office and computer equipment and also certain building improvements primarily under a December 1996 financing agreement (the "1996 Financing Agreement") and an April 1998 financing agreement (the "1998 Financing Agreement") with Finova Technology Finance, Inc. ( "Finova" ). The 1996 Financing Agreement allowed us to finance the lease of equipment and make certain building and leasehold improvements to existing facilities involving amounts totalling approximately $2,500,000. Each lease has a fair market value purchase option at the expiration of a 42-month term. Pursuant to the 1996 Financing Agreement, we issued to Finova a warrant expiring December 31, 1999 to purchase 23,220 shares of our common stock at an exercise price of $9.69 per share. We recorded a non-cash debt discount of approximately $125,000 in connection with this financing, which discount is being amortized over the 42-month term of the first lease. The 1996 Financing Agreement with Finova expired in December 1997 and we utilized only $1,745,000 of the full $2,500,000 under the agreement. In April 1998, we entered into the 1998 Financing Agreement with Finova totalling approximately $2,000,000. The terms of the 1998 Financing Agreement are substantially similar to the now expired 1996 Financing Agreement except that each lease has a 48-month term. As of December 31, 1998, we had entered into ten individual leases under both the 1996 Financing Agreement and the 1998 Financing Agreement aggregating a total cost of $3,069,000 and had $676,000 available under the 1998 Financing Agreement. The 1998 Financing Agreement terminates on March 31, 1999 and we are in discussions regarding its extension for an additional 60 day period.

We have spent and will continue to spend in the future substantial funds to continue the research and development of our products, conduct pre-clinical and clinical trials, establish clinical-scale and commercial-scale manufacturing in our own facilities or in the facilities of others, and market our products. We have entered into preliminary discussions with several major pharmaceutical companies regarding various alternatives concerning the funding of research and development for certain of our products. No assurance can be given that we will be successful in consummating any such alternatives. Such strategic alliances could include up-front license fees plus milestone fees and revenue sharing. There can be no assurance that we will be successful in achieving such alliances, nor can we predict the amount of funds which might be available to us if we entered into such alliances or the time at which such funds would be made available or the other terms of any such alliances.

In January 1998, we completed the construction and commissioning of a new 1,750 square foot process development center at our Somerville, New Jersey facility at a cost of approximately $1,650,000. Under our agreement with Merck for C225, we are taking the lead in developing, in consultation with Merck, a production concept for a new manufacturing facility. Merck is providing us, subject to certain terms, with a $30 million secured line of credit or guaranty for the build-out of this facility. We are reviewing whether to erect this facility adjacent to our current manufacturing facility in New Jersey or at another location.

We rent our New York City facility under a lease which was scheduled to expire in March 1999. We renewed the entire lease for a term commencing as of January 1, 1999 through December 2004 and plan to retrofit the facility to better suit our needs at a cost of approximately $1,600,000.

The 1990 IDA Bond in the outstanding principal amount of $2,200,000 becomes due in 2004. We will incur annual interest on the 1990 IDA Bond aggregating approximately $250,000. We have granted the NYIDA a security interest in substantially all facility equipment located in the New York facility to secure our obligations to the NYIDA under the 1990 IDA Bond.

The holders of the 400,000 shares of Series A Preferred Shares are entitled to receive cumulative dividends at an annual rate of $6.00 per share. Dividends accrue as of the issuance date of the Series A Preferred Shares and are payable on the outstanding Series A Preferred Shares in cash on December 31 of each year beginning December 31, 1999 or at the time of conversion or redemption of the Series A Preferred Shares on which the dividend is to be paid, whichever is sooner. Accrued dividends were $2,512,000 at December 31, 1998.

Total capital expenditures made during the year ended December 31, 1998 were $1,203,000. Of such expenditures, $731,000 have been reimbursed in accordance with the terms of the 1998 Financing Agreement with Finova. Of the total capital expenditures made during year ended December 31, 1998, $730,000 related to improving and equipping our manufacturing facility in New Jersey. The balance of capital additions was for leasehold improvements, equipment and computer-related purchases for the corporate office and research laboratories in New York.

We expect that our existing capital resources should enable us to maintain our current and planned operations through March 2001. Certain of our research and support payments from corporate partners have defined expiration dates during 1999. Under these existing corporate partnerships, we expect to receive final research and support payments of approximately $758,000 which will be recognized through the third quarter of 1999. Additionally, certain milestone payments are subject to attaining research and development milestones, many of which have not yet been achieved. There can be no assurance that we will achieve these milestones. Our future working capital and capital requirements will depend upon numerous factors, including, but not limited to:

o progress of our research and development programs, pre-clinical testing and clinical trials.

o     our corporate partners fulfilling their obligations to us.

o     timing and cost of seeking and obtaining regulatory approvals.

o timing and cost of manufacturing scale-up and effective commercialization activities and arrangements.

o level of resources that we devote to the development of marketing and sales capabilities.

o     costs involved in filing, prosecuting and enforcing patent claims.

o     technological advances.

o     status of competitors.

o our ability to maintain existing and establish new collaborative arrangements with other companies to provide funding to us to support these activities.

o costs of establishing both clinical scale and commercial scale manufacturing capacity in our facility and those of others.

In order to fund our capital needs after March 2001, we will require significant levels of additional capital and we intend to raise the capital through additional arrangements with corporate partners, equity or debt financings or from other sources including the proceeds of product sales, if any. There is no assurance that we will be successful in consummating any such arrangements. If adequate funds are not available, we may be required to significantly curtail our planned operations.

Uncertainties associated with the length and expense of pre-clinical and clinical testing of any of our product candidates could greatly increase the cost of development of such products and affect the timing of any anticipated revenues from product sales. Our failure to obtain regulatory approval for any product will preclude its commercialization. In addition, our failure to obtain patent protection for our products may make certain of our products commercially unattractive.

At December 31, 1998, we had net operating loss carryforwards for federal income tax purposes of approximately $129,485,000 which expire at various dates from 2000 through 2018. At December 31, 1998 we had research credit carryforwards of approximately $3,642,000 which expire at various dates between years 2009 and 2018. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company's net operating loss and research credit carryforwards may be limited if the company experiences a change in ownership of more than 50 percentage points within a three-year period. Since 1986, we experienced two ownership changes. Accordingly, our net operating loss carryforwards available to offset future federal taxable income arising before such ownership changes are limited to $5,159,000 annually. Similarly, we are restricted in using our research credit carryforwards arising before such ownership changes to offset future federal income tax expense.

Year 2000

The "Year 2000 problem" involves mainly the inability of certain computer programs and microprocessing devices to differentiate between the year 1900 and the year 2000 because two-digit rather than four-digit fields were used to identify the year. There are a variety of related "date" problems, including the use by older programs and devices of algorithms that will fail to correctly identify the year 2000 and certain other years in the twenty-first century as leap years. A Year 2000 problem could cause a computer system or microprocessor that is date sensitive to malfunction, resulting in system failures. Such failures could cause disruptions of our operations, including, without limitation, the systems in place at our Branchburg clinical-scale manufacturing facility, computers, communication devices and laboratory instrumentation and systems which use dated information in our research and development and scientific testing or, possibly, in our pre-clinical or clinical trials.

To deal with the Year 2000 problem we have developed a year 2000 program that has three main phases: (i) review of information technology ("IT") and non-IT systems for the purposes of assessing the potential impact of Year 2000 on our business and identifying non-Year 2000 compliant systems; (ii) remediation and development of contingency plans; and (iii) testing. These phases are not necessarily sequential. We have a Year 2000 team to coordinate and carry out the various phases and Reporting Responsible Persons in each critical area, including computer hardware, software, other hardware, laboratory equipment, collaborators and process/clinical development. While we believe that our program is and will be adequate to address Year 2000 problems, there can be no assurance that our operations will not be adversely affected. While we have devoted significant resources to dealing with the Year 2000 problem, our efforts to date have not caused the deferral of any other significant IT projects.

We have completed phase one with regard to our own systems. We reviewed the potential impact of the "Y2K" bug on our research and development, product development, manufacturing, financial, communication and administrative operations. We determined which systems are critical to our business. We also determined which systems were non-year 2000 compliant.

As for the second phase, we are in the process of remediating through corrective programming modifications or system replacement all mission critical systems that we identified as non-compliant. We estimate that this process is 80% complete and that it will be finished by June 30, 1999. In addition, for systems that we have identified as non-mission critical, we also intend to either correct them through programming changes or replace them with compliant software and any necessary hardware or, possibly, simply discontinue using the system.

We have already developed testing protocols and have begun testing for all mission-critical systems and have completed approximately 60% of the testing we currently anticipate. We expect to have completed testing of all mission critical systems no later than June 30, 1999. We are also in the process of testing other systems, and expect to have completed that process no later than June 30, 1999.

The Company estimates the cost of its Year 2000 program to be approximately $350,000, of which approximately $165,000 has been spent through December 31, 1998. This includes the purchase of third-party software and required hardware to run such software as well as the cost of modifying software. This estimate is management's good faith estimate based on a variety of contingency assessments and is subject to change. Such expenditures will be funded from the Company's internal resources.

In addition to the review of internal systems, we have identified and begun to make inquiries of our critical suppliers, corporate partners, manufacturers, clinical study sites, service suppliers, communications providers, lessor utilities, and banks whose system failures or non-compliant products could have an adverse impact on our operations. We expect to complete the identification and assessment process for such entities prior to June 30, 1999. While we are not currently aware of any material Year 2000 problems involving such entities that are likely to adversely affect us, there can be no assurance that there will not be such problems or that, if discovered, they will be timely remediated.

We are in the process of developing contingency plans to deal with possible disruptions of important operations such as discovery research, product development, manufacturing and ongoing clinical trials. Such disruptions could affect the development and ultimate marketing of potential products as well as put us at a competitive disadvantage relative to companies that have corrected such problems. These contingency plans may need to be refined as more information becomes available.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our holdings of financial instruments are comprised of U.S. corporate debt, foreign corporate debt, U.S. government debt, foreign government/agency guaranteed debt and commercial paper. All such instruments are classified as securities available for sale. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest in the shorter-end of the maturity spectrum or highly liquid investments.

The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio:

                             1999           2000         2001       2002    2003    Thereafter        Total       Fair Value
                         -----------     ---------    ---------    ------  ------   ----------      ----------    ----------
Fixed Rate               $ 2,000,000    $3,156,000         --        --      --           --       $ 5,156,000   $ 5,199,000
Average Interest Rate           5.41%         5.09%        --        --      --           --              5.21%         --

Variable Rate            $ 9,257,000    $3,995,000   $1,764,000      --      --    $22,651,000(1)  $37,667,000   $37,652,000
Average Interest Rate           5.49%         5.63%        5.17%     --      --           5.56%           5.53%         --
                         -----------    ----------   ----------    ------  ------  -----------     -----------   -----------
                         $11,257,000    $7,151,000   $1,764,000      --      --    $22,651,000(1)  $42,823,000   $42,851,000
                         ===========    ==========   ==========    ======  ======  ===========     ===========   ===========

(1) These holdings are highly liquid and we consider the potential for loss of principal to be minimal.

Item 8.  Financial Statements and Supplementary Data.

The response to this item is submitted as a separate section of this report commencing on Page F-1.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not Applicable.

                                    PART III

The information required by "Item 10. - Directors and Executive Officers of the Registrant"; "Item 11. Executive Compensation"; "Item 12. - Security Ownership of Certain Beneficial Owners and Management"; and "Item 13. - Certain relationships and Related Transactions" is incorporated into Part III of this Annual Report on Form 10-K by reference to our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 24, 1999.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1) and (2).   The response to this portion of Item 14. is submitted as a separate section of this report commencing on  page F-1.

(a)(3)            Exhibits (numbered in accordance with Item 601 of
                  Regulation S-K).

                                                                                                         Incorporation
Exhibit No.                         Description                                                           by Reference
-----------                         -----------                                                           ------------
 3.1        Certificate of Incorporation, and all amendments thereto                                        O (3.1)
 3.2        Amended and Restated By-Laws of the Company                                                     N (3.2)
 4.1        Form of Warrant issued to the Company's officers and directors under Warrant Agreements         A (4.1)
 4.2        Stock Purchase Agreement between Erbamont Inc. and the Company, dated May 1, 1989               A (4.2)
 4.3        Stock Purchase Agreement between American Cyanamid Company (Cyanamid) and the Company           A (4.3)
            dated December 18, 1987
 4.4        Form of Subscription Agreement entered into in connection with September 1991 private           A (4.4)
            placement
 4.5        Form of Warrant issued in connection with September 1991 private placement                      A(4.5)
 4.6        Preferred Stock Purchase Agreement between the Company and Merck KGaA ("Merck") dated
            December 3, 1997                                                                                P
 4.7        Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock     P
10.1        Company's 1986 Employee Incentive Stock Option Plan, including form of Incentive Stock          F (10.1)
            Option Agreement
10.2        Company's 1986 Non-qualified Stock Option Plan, including form of Non-qualified Stock Option    F (10.2)
            Agreement
10.3        Company's 401(k) Plan                                                                           F (10.3)
10.4        Research and License Agreement between Merck and the Company dated December 19, 1990            B (10.4)
10.5        Hematopoietic Growth Factors License Agreement between Erbamont, N.V.  and the Company,         B (10.6)
            dated May 1, 1989, and Supplemental Amendatory Agreement between Erbamont, N.V. and the
            Company dated September 28, 1990
10.6        Agreement between Cyanamid and the Company dated December 18, 1987 and supplemental             B (10.7)
            letter agreement between Cyanamid and the Company dated September 6, 1991
10.7        Agreement between Hadasit Medical Research Services & Development, Ltd. and the Company         B (10.8)
10.8        Agreement between Hadasit Medical Research Services & Development, Ltd. and the Company         B (10.9)
            dated September 21, 1989
10.9        Supported Research Agreement between Memorial Sloan-Kettering Cancer Center (MSKCC) and         A (10.10)
            the Company dated March 26, 1990
10.10       License Agreement between MSKCC and the Company, dated March 26, 1990                           B (10.11)
10.11       License Agreement between MSKCC and the Company, dated March 26, 1990                           B (10.12)
10.12       License Agreement between MSKCC and the Company, dated March 26, 1990                           B (10.13)
10.13       Research Agreement between the Trustees of Princeton University (Princeton) and the Company
            dated January 1, 1991                                                                           B (10.14)
10.14       Research Agreement between Princeton and the Company dated May 1, 1991                          B (10.15)
10.15       Research Agreement between Princeton and the Company dated May 1, 1991                          B (10.16)
10.16       License Agreement between Princeton and the Company dated March 20, 1991                        B (10.17)
10.17       License Agreement between Princeton and the Company dated May 29, 1991                          B (10.18)


10.18       License Agreement between Princeton and Oncotech, Inc. dated September 3, 1987                  B (10.19)
10.19       Supported Research Agreement between The University of North Carolina at Chapel Hill ("UNC")    B (10.20)
            and the Company effective July 5, 1988
10.20       License Agreement between UNC and the Company dated July 5, 1988                                B (10.21)
10.21       License Agreement between UNC and the Company dated July 27, 1988                               B (10.22)
10.22       Supported Research Agreement between UNC and the Company effective April 1, 1989                B (10.23)
10.23       License Agreement between UNC and the Company dated July 1, 1991                                B (10.24)
10.24       Agreement between Celltech Limited and the Company dated May 23, 1991                           B (10.25)
10.25       Form of Non-disclosure and Discovery Agreement between employees of the Company and the
            Company                                                                                         A (10.30)
10.26       Industrial Development Bond Documents:                                                          A (10.31)
10.26.1     Industrial Development Revenue Bonds (1985 ImClone Systems Incorporated Project)                A (10.31.1)
10.26.1.1   Lease Agreement, dated as of October 1, 1985, between the New York City Industrial
            Development Agency (NYCIDA) and the Company, as Lessee                                          A (10.31.1.3)
10.26.1.2   Indenture of Trust, dated as of October 1, 1985, between NYCIDA and United States Trust
            Company of New York (US Trust), as Trustee A (10.31.1.2)
10.26.1.3   Company Sublease Agreement, dated as of October 1, 1985, between the Company and
            NYCIDA                                                                                          A (10.31.1.3)

10.26.1.4   Tax Regulatory Agreement, dated October 9, 1985, from NYCIDA and the Company to US Trust,
            as Trustee                                                                                      A (10.31.1.4)
10.26.1.5   Lessee Guaranty Agreement, dated as of October 1, 1985, between the Company and US Trust,
            as Trustee                                                                                      A (10.31.1.5)
10.26.1.6   First Supplemental Indenture of Trust, dated as of November 1, 1985 from the NYCIDA
            to US Trust                                                                                     A (10.31.1.6)
10.26.1.7   Third Supplemental Indenture of Trust, dated as of October 12, 1990 from NYCIDA
            to US Trust                                                                                     A (10.31.1.7)
10.26.2     Industrial Development Revenue Bonds (1986 ImClone Systems Incorporated Project)                A (10.31.2)
10.26.2.1   First Amendment to Company Sublease Agreement, dated as of December 1, 1986, between
            the Company, as Sublessor, and NYCIDA as Sublessee                                              A (10.31.2.1)
10.26.2.2   First Amendment to Lease Agreement, dated as of December 1, 1986, between NYCIDA
            and the Company, as Lessee                                                                      A (10.31.2.2)
10.26.2.3   Second Supplement Indenture of Trust, dated as of December 1, 1986 between NYCIDA and
            US Trust, as Trustee                                                                            A (10.31.2.3)
10.26.2.4   Tax Regulatory Agreement, dated December 31, 1986, from NYCIDA and
            the Company to US Trust, as Trustee                                                             A (10.31.2.4)
10.26.2.5   First Amendment to Lessee Guaranty Agreement, dated as of December 1, 1986, between the
            Company and US Trust, as Trustee                                                                A (10.31.2.5)
10.26.2.6   Bond Purchase Agreement, dated as of December 31, 1986, between NYCIDA and New York
            Muni Fund, Inc., as Purchaser                                                                   A (10.31.2.6)
10.26.2.7   Letter of Representation and Indemnity Agreement, dated as of December 31, 1986, from
            the Company to NYCIDA and New York Muni Fund, Inc., as Purchaser                                A (10.31.2.7)
10.26.3     Industrial Development Revenue Bonds (1990 ImClone Systems Incorporated Project)                A (10.31.3)
10.26.3.1   Lease Agreement, dated as of August 1, 1990, between NYCIDA and the Company, as lessee          A (10.31.3.1)
10.26.3.2   Company Sublease Agreement, dated as of August 1, 1990, between the Company, as
            Sublessor,  and NYCIDA                                                                          A (10.31.3.2)
10.26.3.3   Indenture of Trust, dated as of August 1, 1990, between NYCIDA and US Trust, as Trustee         A (10.31.3.3)
10.26.3.4   Guaranty Agreement, dated as of August 1, 1990, from the Company to US Trust, as Trustee        A (10.31.3.4)
10.26.3.5   Tax Regulatory Agreement, dated August 1, 1990, from the Company and NYCIDA to US
            Trust,  as Trustee                                                                              A (10.31.3.5)
10.26.3.6   Agency Security Agreement, dated as of August 1, 1990, from the Company, as Debtor, and
            the NYCIDA to US Trust, as  Trustee                                                             A (10.31.3.6)
10.26.3.7   Letter of Representation and Indemnity Agreement, dated as of August 14, 1990, from the Company to NYCIDA, New York Mutual Fund, Inc., as the Purchaser and Chase Securities,
            Inc., as Placement Agent Company to NYCIDA                                                      A (10.31.3.7)
10.27       Lease Agreement between 180 Varick Street Corporation and the Company, dated October 8, 1985, and Additional Space and Modification Agreement between 180 Varick Street Corporation and the
            Company, dated June 13, 1989                                                                    A (10.32)
10.28       License Agreement between The Board of Trustees of the Leland Stanford Junior University and
            the Company effective May 1, 1991                                                               A (10.33)


10.29       License Agreement between Genentech, Inc. and the Company dated December 28, 1989               A (10.34)
10.30       License Agreement between David Segev and the Company dated December 28, 1989                   B (10.35)
10.31       Letter of Intent between the Company and Dr. David Segev dated November 18, 1991                C (10.40)
10.32       Agreement between the Company and Celltech Limited dated March 11, 1992                         C (10.42)
10.33       Agreement of Sale dated June 19, 1992 between the Company and Korsch Tableting Inc.             D (10.45)
10.34       Research and License Agreement, having an effective date of December 15, 1992, between the
            Company and Abbott Laboratories                                                                 E (10.46)
10.35       Research and License Agreement between the Company and Chugai Pharmaceutical Co., Ltd.
            dated January 25, 1993                                                                          E (10.47)
10.36       License Agreement between the Company and the Regents of the University of California dated
            April 9, 1993                                                                                   G (10.48)
10.37       Contract between the Company and John Brown, a division of Trafalgar House, dated               H (10.49)
            January 19, 1993
10.38       Collaboration and License Agreement between the Company and the Cancer Research Campaign
            Technology, Ltd., signed April 4, 1994, with an effective date of April 1, 1994.                G (10.50)
10.39       Termination Agreement between the Company and Erbamont Inc. dated July 21, 1993                 H (10.51)
10.40       Research and License Agreement between the Company and Cyanamid dated September 15, 1993        G (10.52)
10.41       Clinical Trials Agreement between the Company and the National Cancer Institute dated           H (10.53)
            November 23, 1993
10.42       License Agreement between the Company and UNC dated December 1, 1993                            G (10.54)
10.43       Notice of Termination for the research collaboration between the Company and Chugai             H (10.55)
            Pharmaceutical Co., Ltd. dated December 17, 1993
10.44       License Agreement between the Company and Rhone-Poulenc Rorer dated June 13, 1994               I (10.56)
10.45       Offshore Securities Subscription Agreement between ImClone Systems Incorporated and GFL         I (10.57)
            Ultra Fund Limited dated August 12, 1994

10.46       Offshore Securities Subscription Agreement between ImClone Systems Incorporated and GFL         I (10.58)
            Ultra Fund Limited dated November 4, 1994
10.47       Offshore Securities Subscription Agreement between ImClone Systems Incorporated and             I (10.59)
            Anker Bank Zuerich dated November 10, 1994
10.48       Option Agreement, dated as of April 27, 1995, between ImClone Systems Incorporated and
            High River Limited Partnership relating to capital stock of Cadus Pharmaceutical Corporation    J (10.60)
10.49       Option Agreement, dated as of April 27, 1995, between ImClone Systems Incorporated and High
            River Limited Partnership relating to 300,000 shares of common stock of ImClone
            Systems Incorporated                                                                            J (10.61)
10.50       Option Agreement, dated as of April 27, 1995, between ImClone Systems Incorporated and          J (10.62)
            High River Limited Partnership relating to 150,000 shares common stock of ImClone Systems
            Incorporated
10.51       Stock Purchase Agreement, dated as of August 10, 1995, by and between ImClone Systems
            Incorporated and the members of the Oracle Group                                                J (10.63)
10.52       Form of Warrant issued to the members of the Oracle Group                                       J (10.64)
10.53       Loan Agreement, dated as of August 10, 1995, by and between ImClone Systems Incorporated        J (10.65)
            and the members of the Oracle Group
10.54       Security Agreement, dated as of August 10, 1995, by and between ImClone Systems Incorporated    J (10.66)
            and the members of the Oracle Group
10.55       Mortgage, dated August 10, 1995, made by ImClone Systems Incorporated for the benefit of
            Oracle Partners, L.P., as Agent                                                                 J (10.67)
10.56       Financial Advisory Agreement entered into between the Company and Genesis Merchant Group
            Securities dated November 2, 1995                                                               K (10.68)
10.57       Repayment Agreement (with Confession of Judgment, and Security Agreement) entered into between
            the Company and Pharmacia, Inc. on March 6, 1996                                                K (10.69)
10.58       License Amendment entered into between the Company and Abbott Laboratories on
            August 28, 1995, amending the Research  and License Agreement between the parties
            dated December 15, 1992                                                                         K (10.70)
10.59       Amendment of September 1993 to the Research and License Agreement between the Company and       K (10.71)
            Merck of April 1, 1990
10.60       Amendment of October 1993 to the Research and License Agreement between the Company and         K (10.72)
            Merck of April 1, 1990
10.61       Employment agreement dated May 17, 1996 between the Company and Carl S. Goldfischer             L (10.73)


10.62       Financial Advisory Agreement dated February 26, 1997 between the Company and Hambrecht &
            Quist LLC                                                                                       L (10.74)
10.63       Exchange Agreement exchanging debt for common stock dated as of April 15, 1996 among the        L (10.75)
            Company and members of The Oracle Group.
10.64       Collaborative Research and License Agreement between the Company and CombiChem, Inc.            M (10.76)
            dated October 10, 1997
10.65       Amendment of May 1996 to Research and License Agreement between the Company and Merck           P (10.65)
            of April 1, 1990
10.66       Amendment of December 1997 to Research and License Agreement between the Company and            P (10.66)
            Merck of April 1, 1990
10.67       Equipment Leasing Commitment from Finova Technology Finance, Inc.                               Q (10.67)
10.68       Development and License Agreement between the Company and Merck KGaA dated
            December 14, 1998                                                                               R (10.70)
10.69       Lease dated as of December 15, 1998 for the Company's premises at 180 Varick Street,
            New York, New York                                                                              T
10.70       Engagement Agreement, as amended between the Company and Diaz & Altschul Capital LLC            T
10.71       Amendment dated March 2, 1999 to Development and License Agreement between the Company
            and Merck KGaA                                                                                  T
21.1        Subsidiaries                                                                                    T
23.1        Consent of KPMG LLP                                                                             T
27.1        Financial Data Schedule                                                                         T
99.1        1996 Incentive Stock Option Plan, as amended                                                    O (99.1)
99.2        1996 Non-Qualified Stock Option Plan, as amended                                                O (99.2)
99.3        ImClone Systems Incorporated 1998 Non-Qualified Stock Option Plan                               S (99.1)
99.4        ImClone Systems Incorporated 1998 Employee Stock Purchase Plan                                  S (99.2)
99.5        Option Agreement, dated as of September 1, 1998, between the Company and Ron Martell            S (99.3)

------------------------
A Previously filed with the Commission; incorporated by reference to Registration Statement on Form S-1, File No. 33-43064.

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

J Previously filed with the Commission; incorporated by reference to Registration Statement on Form S-2, File No. 33-98676.

K Previously filed with the Commission, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

L Previously filed with the Commission, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

M Previously filed with the Commission; incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, as amended. Confidential treatment was granted for a portion of this Exhibit.

N Previously filed with the Commission; incorporated by reference to the Company's Current Report on Form 8-K dated January 21, 1998.

O Previously filed with the Commission; incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

P Previously filed with the Commission; incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Confidential treatment was granted for a portion of this Exhibit.

Q Previously filed with the Commission; incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

R Previously filed with the Commission; incorporated by reference to the Company's Registration Statement on Form S-3, File No. 333-67335. Confidential treatment was granted for a portion of this Exhibit.

S Previously filed with the Commission; incorporated by reference to the Company's Registration Statement on Form S-8, File No. 333-64827.

T     Filed herewith.

(b)  Reports on Form 8-K

On December 16, 1998, we filed with the Securities and Exchange Commission (the "Commission") a Current Report on Form 8-K dated December 14, 1998 relating to our signing of a Development and Licensing Agreement with Merck (Item 5).

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   IMCLONE SYSTEMS INCORPORATED

       March 29, 1999              By     /s/ Samuel D. Waksal
                                          -------------------------------------
                                          Samuel D. Waksal
                                          President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                     Title                                Date
---------                     -----                                ----
/s/ Robert F. Goldhammer      Chairman of the Board of Directors   March 29,1999
----------------------------
(Robert F. Goldhammer)

/s/ Samuel D. Waksal          President, Chief Executive Officer   March 29,1999
----------------------------  and Director (Principal Executive
(Samuel D. Waksal)            Officer)

/s/ Harlan W. Waksal          Executive Vice President,            March 29,1999
----------------------------  Chief Operating Officer and
(Harlan W. Waksal)             Director

/s/ Carl S. Goldfischer       Vice President, Finance and          March 29,1999
----------------------------  Chief Financial Officer
(Carl S. Goldfischer)         (Principal Financial Officer)

/s/ Richard Barth             Director                             March 29,1999
----------------------------
(Richard Barth)

/s/ Jean Carvais              Director                             March 29,1999
----------------------------
(Jean Carvais)

/s/ Vincent T. DeVita, Jr.    Director                             March 29,1999
----------------------------
(Vincent T. DeVita, Jr.)

/s/ David M. Kies             Director                             March 29,1999
----------------------------
(David M. Kies)

/s/ Paul B. Kopperl           Director                             March 29,1999
----------------------------
(Paul B. Kopperl)

/s/ John Mendelsohn           Director                             March 29,1999
----------------------------
(John Mendelsohn)

/s/ William R. Miller         Director                             March 29,1999
----------------------------
(William R. Miller)

                              FINANCIAL STATEMENTS

                          Index to Financial Statements

Financial Statements
Independent Auditors' Report .............................................   F-2
Consolidated Balance Sheets at December 31, 1998 and 1997 ................   F-3
Consolidated Statements of Operations and Comprehensive Loss
   for the Years Ended December 31, 1998, 1997, and 1996 .................   F-4
Consolidated Statements of Stockholders' Equity for the Years Ended
   December 31, 1998, 1997, and 1996 .....................................   F-5
Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1998, 1997, and 1996 .....................................   F-6
Notes to the Consolidated Financial Statements ...........................   F-7

                          INDEPENDENT AUDITORS' REPORT

      ImClone Systems Incorporated:

      The Board of Directors and Stockholders

      We have audited the consolidated financial statements of ImClone Systems Incorporated and subsidiary as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ImClone Systems Incorporated and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                       /s/  KPMG LLP
                                                       -------------------------
                                                            KPMG LLP

Princeton, New Jersey
February 19, 1999

                          IMCLONE SYSTEMS INCORPORATED

                           Consolidated Balance Sheets
                 (in thousands, except per share and share data)

                                                                       December 31,          December 31,
                                     Assets                                1998                  1997
                                                                       -----------           -----------
Current assets:
  Cash and cash equivalents ........................................    $   3,888             $   2,558
  Securities available for sale ....................................       42,851                57,052
  Prepaid expenses .................................................          470                   596
  Other current assets .............................................        1,196                   589
                                                                        ---------             ---------
                Total current assets ...............................       48,405                60,795
                                                                        ---------             ---------
Property and equipment:
  Land .............................................................          340                   340
  Building and building improvements ...............................       10,519                 8,969
  Leasehold improvements ...........................................        4,846                 4,832
  Machinery and equipment ..........................................        7,834                 6,315
  Furniture and fixtures ...........................................          640                   550
  Construction in progress .........................................          115                 2,159
                                                                        ---------             ---------
                Total cost .........................................       24,294                23,165

   Less accumulated depreciation and amortization ..................      (12,877)              (11,294)
                                                                        ---------             ---------
                Property and equipment, net ........................       11,417                11,871
                                                                        ---------             ---------

Patent costs, net ..................................................          860                   944
Deferred financing costs, net ......................................           46                    55
Other assets .......................................................        1,524                 2,115
                                                                        ---------             ---------
                                                                        $  62,252             $  75,780
                                                                        =========             =========
                      Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable .................................................    $   1,109             $   1,731
  Accrued expenses and other .......................................        4,847                 1,440
  Interest payable .................................................           45                    68
  Deferred revenue .................................................           75                   208
  Fee potentially refundable from corporate partner ................        4,000                  --
  Current portion of long-term liabilities .........................          744                   677
  Preferred stock dividends payable ................................        2,512                  --
                                                                        ---------             ---------
                Total current liabilities ..........................       13,332                 4,124
                                                                        ---------             ---------

Long-term debt .....................................................        2,200                 2,200
Other long-term liabilities, less current portion ..................        1,546                 1,118
Preferred stock dividends payable ..................................         --                     112
                                                                        ---------             ---------
                Total liabilities ..................................       17,078                 7,554
                                                                        ---------             ---------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $1.00 par value; authorized
    4,000,000 shares; issued and outstanding
    Series A Convertible: 400,000 at December
    31, 1998 and December 31, 1997 (preference
    in liquidation $42,512 and $40,112, respectively)  .............          400                   400
  Common stock, $.001 par value; authorized 45,000,000
    shares; issued 24,567,312 and 24,265,072 at December
    31, 1998 and December 31, 1997, respectively;
    outstanding 24,516,495, and 24,214,255 at December
    31, 1998 and December 31, 1997, respectively ...................           25                    24
  Additional paid-in capital .......................................      184,853               185,706
  Accumulated deficit ..............................................     (138,846)             (117,464)
  Treasury stock, at cost; 50,817 shares at
    December 31, 1998 and December 31, 1997  .......................         (492)                 (492)
  Note receivable - officer and stockholder ........................         (142)                 --
  Accumulated other comprehensive income (loss):
    Unrealized (loss) gain on securities available for sale ........         (624)                   52
                                                                        ---------             ---------
                Total stockholders' equity .........................       45,174                68,226
                                                                        ---------             ---------
                                                                        $  62,252             $  75,780
                                                                        =========             =========

                 See accompanying notes to financial statements.

                          IMCLONE SYSTEMS INCORPORATED

          Consolidated Statements of Operations and Comprehensive Loss
                      (in thousands, except per share data)

                                                                               Year Ended December 31,
                                                                      ------------------------------------------
                                                                        1998             1997             1996
                                                                      --------         --------         --------
Revenues:
   License fees from third parties ...............................    $  1,000         $  3,000         $     75
   Research and development funding from third
     parties and other ...........................................       3,193            2,348              525
                                                                      --------         --------         --------
                   Total revenues ................................       4,193            5,348              600
                                                                      --------         --------         --------
Operating expenses:
   Research and development ......................................      21,049           16,455           11,482
   General and administrative ....................................       7,145            5,356            3,961
                                                                      --------         --------         --------
                   Total operating expenses ......................      28,194           21,811           15,443
                                                                      --------         --------         --------

Operating loss ...................................................     (24,001)         (16,463)         (14,843)
                                                                      --------         --------         --------
Other:
   Interest and other income .....................................      (3,054)          (1,523)            (918)
   Interest expense ..............................................         435              551              823
                                                                      --------         --------         --------
                   Net interest and other income .................      (2,619)            (972)             (95)
                                                                      --------         --------         --------
Loss before extraordinary item ...................................     (21,382)         (15,491)         (14,748)

Extraordinary loss on extinguishment of debt .....................        --               --              1,267
                                                                      --------         --------         --------

Net loss .........................................................     (21,382)         (15,491)         (16,015)

Preferred dividends (including assumed incremental
   yield attributible to beneficial conversion
   feature of $1,268 and $51 for the years ended
   December 31, 1998 and 1997, respectively) .....................       3,668              163             --
                                                                      --------         --------         --------
Net loss to common stockholders ..................................    $(25,050)        $(15,654)        $(16,015)
                                                                      ========         ========         ========
Net loss per common share:
   Basic and diluted:

     Loss before extraordinary item ..............................       (1.03)           (0.67)           (0.76)
     Extraordinary loss on extinguishment of debt ................        --               --              (0.07)
                                                                      --------         --------         --------
   Net loss ......................................................    $  (1.03)        $  (0.67)        $  (0.83)
                                                                      ========         ========         ========
Weighted average shares outstanding ..............................      24,301           23,457           19,371
                                                                      ========         ========         ========
Comprehensive loss:

Net loss .........................................................    $(21,382)        $(15,491)        $(16,015)

Other comprehensive income (loss):
   Unrealized gain on securities available for sale:
     Unrealized holding gain (loss) arising during the period ....        (638)              99              (49)
     Less: Reclassification adjustment for realized gain
        (loss) included in net loss ..............................          38               (2)            --
                                                                      --------         --------         --------
                   Total other comprehensive income (loss)  ......        (676)             101              (49)
                                                                      --------         --------         --------
Total Comprehensive loss .........................................    $(22,058)        $(15,390)        $(16,064)
                                                                      ========         ========         ========

                 See accompanying notes to financial statements.

                          IMCLONE SYSTEMS INCORPORATED

                 Consolidated Statements of Stockholders' Equity
                  Years Ended December 31, 1998, 1997 and 1996
                        (in thousands, except share data)


                                                Preferred Stock           Common Stock       Additional
                                           -----------------------   ----------------------   Paid-in   Accumulated    Treasury
                                             Shares       Amount       Shares      Amount     Capital     Deficit        Stock
                                           ----------   ----------   ----------  ----------  ----------  ----------   ----------
Balance at December 31, 1995 ............        --     $     --     16,819,622  $       17  $   97,914  $  (85,958)  $     (150)
                                           ----------   ----------   ----------  ----------  ----------  ----------   ----------
Issuance of common stock ................                             2,200,000           2      13,560
Options exercised .......................                               266,275                     846
Warrants exercised ......................                               604,892           1       2,960
Options granted to non-employees ........                                                            95
Extinguishment of debt ..................                               357,333                   3,260
Debt discount ...........................                                                           125
Treasury shares .........................                                                                                    (19)
Changes in unrealized loss on
   securities available for sale ........
Net loss ................................                                                                   (16,015)
                                           ----------   ----------   ----------  ----------  ----------  ----------   ----------
Balance at December 31, 1996 ............        --           --     20,248,122          20     118,760    (101,973)        (169)
                                           ----------   ----------   ----------  ----------  ----------  ----------   ----------
Issuance of preferred stock .............     400,000          400                               39,597
Issuance of common stock ................                             3,000,000           3      23,152
Options exercised .......................                               147,450                     223
Warrants exercised ......................                               869,500           1       1,385
Options granted to non-employees ........                                                           189
Options/warrants granted to employees ...                                                         2,512
Treasury shares .........................                                                                                   (323)
Changes in unrealized loss on
   securities available for sale ........
Preferred stock dividends ...............                                                          (112)
Net loss ................................                                                                   (15,491)
                                           ----------   ----------   ----------  ----------  ----------  ----------   ----------
Balance at December 31, 1997 ............     400,000          400   24,265,072          24     185,706    (117,464)        (492)
                                           ----------   ----------   ----------  ----------  ----------  ----------   ----------
Options exercised .......................                               154,097           1         613
Warrants exercised ......................                               143,755                     200
Issuance of shares through employee stock
   purchase plan ........................                                 4,388                      33
Options granted to non-employees ........                                                           540
Options granted to employees ............                                                           150
Changes in unrealized gain on
   securities available for sale ........
Note receivable - officer and stockholder
Interest on note receivable - officer
   and stockholder ......................                                                            11
Preferred stock dividends ...............                                                        (2,400)
Net loss ................................                                                                   (21,382)
                                           ----------   ----------   ----------  ----------  ----------  ----------   ----------
Balance at December 31, 1998 ............     400,000   $      400   24,567,312  $       25  $  184,853  $ (138,846)  $     (492)
                                           ==========   ==========   ==========  ==========  ==========  ==========   ==========

                                              Note       Accumulated
                                           Receivable       Other
                                           Officer and  Comprehensive
                                           Stockholder       Loss         Total
                                           ----------     ----------   ----------
Balance at December 31, 1995 ............  $     --       $     --     $   11,823
                                           ----------     ----------   ----------
Issuance of common stock ................                                  13,562
Options exercised .......................                                     846
Warrants exercised ......................                                   2,961
Options granted to non-employees ........                                      95
Extinguishment of debt ..................                                   3,260
Debt discount ...........................                                     125
Treasury shares .........................                                     (19)
Changes in unrealized loss on
   securities available for sale ........                        (49)         (49)
Net loss ................................                                 (16,015)
                                           ----------     ----------   ----------
Balance at December 31, 1996 ............        --              (49)      16,589
                                           ----------     ----------   ----------
Issuance of preferred stock .............                                  39,997
Issuance of common stock ................                                  23,155
Options exercised .......................                                     223
Warrants exercised ......................                                   1,386
Options granted to non-employees ........                                     189
Options/warrants granted to employees ...                                   2,512
Treasury shares .........................                                    (323)
Changes in unrealized loss on
   securities available for sale ........                        101          101
Preferred stock dividends ...............                                    (112)
Net loss ................................                                 (15,491)
                                           ----------     ----------   ----------
Balance at December 31, 1997 ............        --               52       68,226
                                           ----------     ----------   ----------
Options exercised .......................                                     614
Warrants exercised ......................                                     200
Issuance of shares through employee stock
   purchase plan ........................                                      33
Options granted to non-employees ........                                     540
Options granted to employees ............                                     150
Changes in unrealized gain on
   securities available for sale ........                       (676)        (676)
Note receivable - officer and stockholder        (131)                       (131)
Interest on note receivable - officer
   and stockholder ......................         (11)                       --
Preferred stock dividends ...............                                  (2,400)
Net loss ................................                                 (21,382)
                                           ----------     ----------   ----------
Balance at December 31, 1998 ............  $     (142)    $     (624)  $   45,174
                                           ==========     ==========   ==========

                 See accompanying notes to financial statements

                          IMCLONE SYSTEMS INCORPORATED

                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                           Year Ended December 31,
                                                                      ---------------------------------
                                                                         1998        1997        1996
                                                                      ---------   ---------   ---------
Cash flows from operating activities:
  Net loss .........................................................  $ (21,382)  $ (15,491)  $ (16,015)
  Adjustments to reconcile net loss to net
      cash used in operating activities:
    Depreciation and amortization ..................................      1,769       1,797       1,704
    Expense associated with issuance
      of options and warrants ......................................        690       2,729          95
    Extraordinary loss on extinguishment of debt ...................       --          --         1,267
    Discounted interest amortization ...............................       --          --           156
    Write-off of patent costs ......................................        235         146        --
    (Gain) loss on sale of investments .............................        (38)          2        --
    Changes in:
      Prepaid expenses .............................................        126        (474)         (7)
      Other current assets .........................................       (607)       (110)       (453)
      Due from officer and stockholder .............................       --           101          31
      Other assets .................................................        (62)        (37)        (14)
      Interest payable .............................................        (23)       (170)       (105)
      Accounts payable .............................................       (622)        672          67
      Accrued expenses and other ...................................      3,407          75         540
      Deferred revenue .............................................       (133)        208        --
      Fee potentially refundable from corporate partner ............      4,000        --          --
                                                                      ---------   ---------   ---------
                Net cash used in operating activities ..............    (12,640)    (10,552)    (12,734)
                                                                      ---------   ---------   ---------
Cash flows from investing activities:
    Acquisitions of property and equipment .........................       (472)     (1,657)       (272)
    Purchases of securities available for sale .....................    (62,779)   (241,623)    (32,665)
    Sales and maturities of securities available for sale ..........     76,996     195,450      21,836
    Investment in CombiChem, Inc. ..................................       --        (2,000)       --
    Additions to patents ...........................................       (254)       (212)       (343)
                                                                      ---------   ---------   ---------
                Net cash provided by (used in) investing activities      13,491     (50,042)    (11,444)
                                                                      ---------   ---------   ---------
Cash flows from financing activities:
    Net proceeds from issuance of preferred stock ..................       --        39,997        --
    Net proceeds from issuance of common stock .....................       --        23,154      13,562
    Proceeds from exercise of stock options and warrants ...........        682       1,581       3,807
    Proceeds from issuance of common stock under
        the employee stock purchase plan ...........................         33        --          --
    Purchase of treasury stock .....................................       --          (323)        (19)
    Proceeds from equipment and building improvement financings ....        594        --          --
    Repayment of long-term debt ....................................       --        (2,113)       --
    Payments of other liabilities ..................................       (830)     (1,878)       (645)
                                                                      ---------   ---------   ---------
                Net cash provided by financing activities ..........        479      60,418      16,705
                                                                      ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents ...............      1,330        (176)     (7,473)

Cash and cash equivalents at beginning of period ...................      2,558       2,734      10,207
                                                                      ---------   ---------   ---------
Cash and cash equivalents at end of period .........................  $   3,888   $   2,558   $   2,734
                                                                      =========   =========   =========

                 See accompanying notes to financial statements.

                          IMCLONE SYSTEMS INCORPORATED

                   Notes To Consolidated Financial Statements

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

     (2) Summary of Significant Accounting Policies

     (a) Principles of Consolidation

     The consolidated financial statements include the financial statements of ImClone Systems Incorporated and its wholly-owned subsidiary Endoclone Incorporated. All significant intercompany balances and transactions have been eliminated in consolidation.

     (b) Cash Equivalents

     Cash equivalents consist primarily of U.S. Government instruments, commercial paper, master notes and other readily marketable debt instruments. The Company considers all highly liquid debt instruments with original maturities not exceeding three months to be cash equivalents.

     (c) Investments in Securities

     The Company classifies its investment in debt and equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those debt securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

     Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated comprehensive loss until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

     A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. Dividend and interest income is recognized when earned.

     At December 31, 1998 and 1997, all investments in securities were classified as available-for-sale.

     (d) Long-Lived Assets

     Property and equipment are stated at cost. Equipment under capital leases are stated at the present value of minimum lease payments. Depreciation of fixed assets is provided by straight-line methods over estimated useful lives of three to twelve years, and leasehold improvements are being amortized over the related lease term or the service lives of the improvements, whichever is shorter.

     Patent and patent application costs are capitalized and amortized on a straight-line basis over their respective expected useful lives, up to a 15-year period.

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

     Royalty revenue is recognized when earned and collection is probable. Royalty revenue is derived from sales of products by corporate partners using licensed Company technology.

     Revenue recognized in the accompanying statements of operations is not subject to repayment. Amounts received that are subject to repayment if certain specified goals are not met are classified as fees potentially refundable and recognized as revenue upon the achievement of such specified goals. Revenue received that is related to future performance is classified as deferred revenue and recognized when the revenue is earned.

     (g) Stock-Based Compensation Plans

     The Company has two types of stock-based compensation plans, stock option plans and a stock purchase plan. The Company accounts for its stock-based compensation plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the market price on the date of grant of the underlying stock exceeded the exercise price. The Company provides the pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in Statement of Financial Accounting Standards ("SFAS") No. 123 had been applied.

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

     (k) Net Loss Per Common Share

     Basic and diluted loss per common share is based on the net loss for the relevant period, adjusted for cumulative Series A Preferred Stock dividends and the assumed incremental yield attributable to beneficial conversion feature of $3,668,000, $163,000 and none for the years ended December 31, 1998, 1997 and 1996, respectively, divided by the weighted average number of shares issued and outstanding during the period. For purposes of the diluted loss per share calculation, the exercise or conversion of all potential common shares is not included since their effect would be anti-dilutive for all years presented. As of December 31, 1998, 1997 and 1996, the Company had approximately 10,933,000, 9,444,000 and 5,380,000, respectively, potential common shares outstanding including convertible preferred stock, stock options and stock warrants. The potential shares of Common Stock to which the Series A Preferred Stock is convertible is based on the future market price of the Company's Common Stock. The potential Common Stock outstanding relating to Preferred Stock conversion for the years ended December 31, 1998 and 1997 has been estimated based on the respective closing prices of the Common Stock at December 31, 1998 and December 31, 1997.

      (l) Comprehensive Income (Loss)

     On January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income (loss) consists of net income (loss) and net unrealized gains (losses) on securities and is presented in the consolidated statements of operations and comprehensive loss. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

      (m) Reclassification

      Certain amounts previously reported have been reclassified to conform to the current year's presentation.

(3) Securities Available for Sale

      The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale securities by major security type at December 31, 1998 and 1997, were as follows:

At December 31, 1998:

                                                   Gross         Gross
                                                Unrealized    Unrealized
                                   Amortized     Holding       Holding          Fair
                                      Cost        Gains         Losses          Value
                                   ----------   ---------    -----------     -----------
Commercial  paper ..............  $ 4,738,000   $    --      $       --      $ 4,738,000
U.S. government debt ...........    2,000,000       2,000            --        2,002,000
U.S. corporate  debt ...........   21,633,000      69,000         (48,000)    21,654,000
Foreign corporate debt .........   14,150,000      44,000         (42,000)    14,152,000
Foreign government/agency
  guaranteed  debt .............      302,000       3,000            --          305,000
                                  -----------   ---------    ------------    -----------
                                  $42,823,000   $ 118,000    $    (90,000)   $42,851,000
                                  ===========   =========    ============    ===========

At December 31, 1997:


                                                    Gross         Gross
                                                 Unrealized    Unrealized
                                   Amortized      Holding       Holding          Fair
                                      Cost         Gains         Losses          Value
                                   ----------    ---------    -----------     -----------
Commercial paper ...............  $12,104,000    $  4,000             $--    $12,108,000
U.S. government debt ...........   23,568,000      24,000          (5,000)    23,587,000
U.S. corporate debt ............    3,992,000       4,000            --        3,996,000
Foreign corporate debt .........    4,719,000       7,000            --        4,726,000
Foreign government/agency
  guaranteed debt ..............   12,617,000      18,000            --       12,635,000
                                  -----------    --------    ------------    -----------
                                  $57,000,000    $ 57,000    $     (5,000)   $57,052,000
                                  ===========    ========    ============    ===========

      Maturities of debt securities classified as available-for-sale were as follows at December 31, 1998:

Years ended December 31,

                                                       Amortized       Fair
                                                         Cost          Value
                                                      -----------   -----------
1999 ...............................................  $11,257,000   $11,260,000
2000 ...............................................    7,151,000     7,198,000
2001 ...............................................    1,764,000     1,757,000
2002 ...............................................         --            --
2003 ...............................................         --            --
2004 and thereafter ................................   22,651,000    22,636,000
                                                      -----------   -----------
                                                      $42,823,000   $42,851,000
                                                      ===========   ===========

      Proceeds from the sale of investment securities available-for-sale were $35,604,000, $9,115,000 and $2,596,000 for the years ended December 31, 1998,
1997 and 1996, respectively. Gross realized gains included in income in 1998 and 1997 were $41,000 and $1,000, respectively and gross realized losses included in income in 1998 and 1997 were $3,000 in both years. There were no realized gains or losses in 1996.

(4) Other Assets

      The following items are included in other assets:

                                                   December 31,     December 31,
                                                       1998             1997
                                                   -----------      ------------
Deposits ...................................        $  176,000       $  115,000
Investment in CombiChem, Inc. ..............         1,348,000        2,000,000
                                                    ----------       ----------
                                                    $1,524,000       $2,115,000
                                                    ==========       ==========

      In October 1997, the Company entered into a Collaborative Research and License Agreement with CombiChem, Inc. ("CombiChem") to discover and develop novel small molecules for use against selected targets for the treatment of cancer. The companies are utilizing CombiChem's Discovery Engine(TM) and Universal Informer Library(TM) to generate small molecules for screening in the Company's assays for identification of lead candidates. The Company is providing CombiChem with research funding through October 1999 in the amount of $500,000 annually and milestone payments and royalties on marketed products, if any, resulting from the collaboration. Concurrent with the execution of the Collaborative Research and License Agreement, the Company entered into a Stock Purchase Agreement pursuant to which the Company purchased 312,500 shares of common stock of CombiChem, as adjusted, for aggregate consideration of $2,000,000. The Company recorded an unrealized loss of $652,000 and none as of December 31, 1998 and 1997, respectively, on this investment due to a reduction in the market value of the stock. The Company deems this reduction in market value to be temporary and therefore this unrealized loss was recorded as a component of accumulated other comprehensive loss.

(5) Accrued Expenses and Other

      The following items are included in accrued expenses and other:

                                                    December 31,    December 31,
                                                        1998           1997
                                                    ------------    ------------
Salaries and other payroll related  expenses .....  $1,256,000       $  773,000
Legal and accounting fees ........................     484,000          169,000
Research and development contract services .......   2,032,000             --
Other ............................................   1,075,000          498,000
                                                    ----------       ----------
                                                    $4,847,000       $1,440,000
                                                    ==========       ==========

(6) Long-term Debt

      On December 31, 1986, the New York City Industrial Development Agency (the "NYIDA") issued on behalf of the Company an Industrial Development Revenue Bond (the "1986 Bond") bearing annual interest at 10.75% in the amount of $2,113,000 with a maturity date of December 15, 1994. The proceeds from the sale of the 1986 Bond were used by the Company for the acquisition, construction and installation of the Company's research and development facility in New York City. During December 1994, the 1986 Bond's original maturity date of December 15, 1994 was extended to June 15, 1996. During June 1996, the Company and the NYIDA extended the maturity date an additional eighteen months to December 15, 1997. The Company repaid the obligation on December 15, 1997.

      In August 1990, the NYIDA issued another Industrial Development Revenue Bond (the "1990 Bond") bearing annual interest at 11.25% in the amount of $2,200,000. The 1990 Bond is due May 1, 2004. The 1990 Bond includes a provision that if the Company terminates its lease on its New York City facility, a portion of which was scheduled to expire in March 1999, the 1990 Bond will become due 60 days prior to such date. The Company renewed the entire lease for the New York City facility effective as of January 1, 1999 through December 2004. The proceeds from the sale of the 1990 Bond were used by the Company for the acquisition, construction and installation of the Company's research and development facility in New York City.

     The Company has granted a security interest in substantially all equipment located in its New York City facility to secure the obligation of the Company to the NYIDA relating to the 1990 Bond. Interest expense on the 1986 and 1990 Bonds was approximately $248,000 for the year ended December 31, 1998, and $465,000 for each of the years ended December 31, 1997 and 1996, respectively.

(7) Other Long-term Liabilities

      Other long-term liabilities are comprised of the following:

                                                   December 31,    December 31,
                                                        1998           1997
                                                   -----------    --------------
Liability to reacquire IL-6m rights ..........     $    --          $   283,000
Liability under capital lease obligations ....       2,253,000        1,469,000
Liability under license agreement                       37,000           43,000
                                                   -----------      -----------
                                                     2,290,000        1,795,000
Less current portion .........................        (744,000)        (677,000)
                                                   -----------      -----------
                                                   $ 1,546,000      $ 1,118,000
                                                   ===========      ===========

      In July 1993, the Company entered into an agreement with Erbamont, Inc., now a subsidiary of Pharmacia and Upjohn, Inc. ("Pharmacia"), to acquire the worldwide rights to IL-6m, a blood cell growth factor, which had been licensed to Pharmacia pursuant to a development and licensing agreement. In consideration of the return of rights and the transfer of certain material and information, the Company had paid $1,400,000 and entered into a repayment agreement for an additional $2,400,000 payable over 24 months commencing March 1996. At December 31, 1998, all amounts due Pharmacia under the repayment agreement were paid in full. Additionally, the Company is required to pay Pharmacia up to $2.7 million in royalties on eventual sales of IL-6m, if any.

      The Company is obligated under various capital leases for certain laboratory, office and computer equipment and also certain building improvements primarily under a December 1996 financing agreement (the "1996 Financing
Agreement") and an April 1998 financing agreement (the "1998 Financing Agreement") with Finova Technology Finance, Inc. ("Finova"). The 1996 Financing Agreement allowed the Company to finance the lease of equipment and make certain building and leasehold improvements to existing facilities involving amounts aggregating approximately $2,500,000. Each lease has a fair market value purchase option at the expiration of a 42-month term. Pursuant to the 1996 Financing Agreement, the Company issued to Finova a warrant expiring December 31, 1999 to purchase 23,220 shares of Common Stock at an exercise price of $9.69 per share. The Company recorded a non-cash debt discount of approximately $125,000 in connection with this financing, which discount is being amortized over the 42-month term of the first lease. The 1996 Financing Agreement with Finova expired in December 1997 and the Company did not utilize the full $2,500,000 under the agreement. In April 1998, the Company entered into the 1998 Financing Agreement with Finova aggregating approximately $2,000,000. The terms of the 1998 Financing Agreement are substantially similar to the now expired 1996 Financing Agreement except that each lease has a 48-month term and no warrants were issued. As of December 31, 1998, the Company had entered into ten individual leases under both the 1996 Financing Agreement and the 1998 Financing Agreement aggregating a total cost of $3,069,000 and had $676,000 available under the 1998 Financing Agreement. The 1998 Financing Agreement terminates March 31, 1999 and the Company is in discussions regarding its extension for an additional 60 days. There are no financial covenants associated with these financing agreements. See Notes 13 and 15.

      At December 31, 1998 and 1997, the gross amount of laboratory equipment, office equipment, building improvements and furniture and fixtures and the related accumulated depreciation and amortization recorded under all capital leases were as follows:

                                                  December 31,      December 31,
                                                      1998              1997
                                                  ------------      ------------
Laboratory, office and computer equipment ....     $ 2,407,000      $ 1,204,000
Building  improvements .......................         861,000          831,000
Furniture and fixtures .......................          92,000             --
                                                   -----------      -----------
                                                     3,360,000        2,035,000
Less accumulated depreciation and ............        (643,000)        (291,000)
                                                   ===========      ===========
                                                   $ 2,717,000      $ 1,744,000
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

(8) Collaborative Agreements

      In December 1990, the Company entered into a development and commercialization agreement with Merck KGaA ("Merck") with respect to its principal cancer vaccine product candidate, BEC2 and the recombinant gp75 antigen (collectively "BEC2"). The agreement has been amended a number of times, most recently in December 1997. The agreement grants Merck a license, with the right to sublicense, to manufacture and market BEC2 for all indications outside of North America. Merck has also been granted a license, without the right to sublicense, to market but not manufacture BEC2 in North America. The Company has the right to co-promote BEC2 in North America. In return, the Company is entitled to $4,700,000, of which $4,167,000 has been recognized as of December 31, 1998, in research support payments. Merck is also required to make milestone payments up to $22,500,000, of which $3,000,000 has been recognized as of December 31, 1998, based on milestones achieved in the licensed products' development. Merck is also required to pay royalties on the eventual sales of BEC2 outside of North America, if any. Revenues arising from sales of BEC2 in North America will be distributed in accordance with the terms of a co-promotion agreement to be negotiated by the parties.

      In December 1998, the Company entered into a development and license agreement with Merck with respect to its lead interventional therapeutic product candidate for cancer, C225. In exchange for exclusive rights to market C225 outside of North America and co-development rights in Japan, the Company can receive $30,000,000, of which $4,000,000 has been received as of December 31, 1998, in up-front fees and early cash-based milestone payments assuming achievement of defined milestones. An additional $30,000,000 can be received assuming the achievement of further milestones for which Merck will receive equity in the Company. The equity underlying these milestone payments will be priced at varying premiums to the then market price of the Common Stock depending upon the timing of the achievement of the respective milestones.
Additionally, Merck will, subject to certain terms, provide the Company a $30,000,000 secured line of credit or guaranty for the build-out of a manufacturing facility for the commercial development of C225. Merck will pay the Company a royalty on future sales of C225 outside of North America, if any. Merck has also agreed not to own greater than 19.9% of the Company's voting securities through December 3, 2002. The agreement may be terminated by Merck on any date on which a milestone is achieved (in which case no milestone payment will be made) or for a one year period after the first commercial sale of C225 in Merck's territory, upon Merck's reasonable determination that the product is economically unfeasible (in which case Merck is entitled to receive back 50% of the cash based milestones then paid to date, but only based upon a royalty rate applied to the Company's sales in North America, if any). In the event of termination of the agreement, the due date for the payment of the line of credit for the manufacturing facility will be accelerated, or in the event of a guaranty, the Company will be required to use its best efforts to release Merck as guarantor. In the event by April 15, 1999 the Company and Merck fail to agree on a concept for the manufacturing facility or Merck fails to provide the
Company with the credit facility or guaranty then the agreement may be terminated by either party, in which case Merck is entitled to receive back all milestone payments made to date. Additionally, the Company must timely obtain certain collateral license agreements and the failure to do so will also entitle Merck to receive back all milestone payments made to date. The $4,000,000 milestone payment received in December 1998 has been recorded as a fee potentially refundable from corporate partner and will be recognized as revenue upon the parties mutual agreement of the manufacturing facility concept and obtaining the defined collateral license agreements.

      Revenues for the years ended December 31, 1998, 1997 and 1996 were $4,193,000, $5,348,000 and $600,000 respectively. Revenues for the year ended December 31, 1998 consisted of (i) $300,000 in research support from the Company's partnership with the Wyeth/Lederle Vaccine and Pediatrics Division of American Home Products Corporation ("American Home") in infectious disease vaccines, (ii) $1,000,000 in milestone revenue and $2,500,000 in research and support payments from the Company's research and license agreement with Merck KGaA ("Merck") with respect to the Company's BEC2 product candidate, (iii) $295,000 in royalty revenue from the Company's strategic alliance with Abbott Laboratories ("Abbott") in diagnostics, and (iv) $98,000 from a Phase I Small Business Innovation Research grant from the National Cancer Institute for a program in cancer-related angiogenesis. Revenues for the year ended December 31, 1997 consisted of (i) $300,000 in research support from the Company's partnership with American Home in infectious disease vaccines, (ii) $2,000,000 in milestone revenue and $1,667,000 in research and support payments from the Company's research and license agreement with Merck with respect to the Company's BEC2 product candidate, and (iii) $1,000,000 in milestone revenue and $381,000 in royalty revenue from the Company's strategic alliance with Abbott in diagnostics. Revenues for the year ended December 31, 1996 consisted of (i) $300,000 in research support from the Company's partnership with American Home in infectious diseases, (ii) $225,000 in royalty revenue from the Company's strategic alliance with Abbott in diagnostics, and (iii) $75,000 in license fees from the Company's cross-licensing agreement with Immunex Corporation ("Immunex") for novel hematopoietic growth factors.

      Revenues were derived from the following geographic areas:

                                                Year Ended December 31,
                                    --------------------------------------------
                                       1998              1997            1996
                                    ----------        ----------     -----------
United States ..............        $  693,000        $1,681,000       $600,000
Germany ....................         3,500,000         3,667,000           --
                                    ----------        ----------       --------
                                    $4,193,000        $5,348,000       $600,000
                                    ==========        ==========       ========

(9) Preferred Stock

      In connection with the December 1997 amendment to the Company's research and license agreement with Merck, Merck purchased from the Company in December 1997 400,000 shares of the Company's Series A Convertible Preferred Stock (the "Series A Preferred Shares" or "Series A Preferred Stock") for total consideration of $40,000,000. The holders of the Series A Preferred Shares are entitled to receive annual cumulative dividends of $6.00 per share. Dividends accrue as of the issuance date of the Series A Preferred Shares and are payable on the outstanding Series A Preferred Shares in cash annually on December 31 of each year beginning December 31, 1999 or at the time of conversion or redemption of the Series A Preferred Shares on which the dividend is to be paid, whichever is sooner. Up to 100,000 Series A Preferred Shares as of December 31, 1998 were convertible and an additional 100,000 Series A Preferred Shares will become convertible on each of January 1, 2000, January 1, 2001 and January 1, 2002. During the period from issuance through December 31, 1999, the Series A Preferred Shares are convertible at a price equal to $12.50 per share; during the period from January 1, 2000 through December 31, 2000 the Series A Preferred Shares are convertible at a price equal to the average of the closing prices for the Common Stock for the five trading days ending on December 31, 1999; during the period from January 1, 2001 through December 31, 2001 the Series A Preferred Shares are convertible at a price equal to the average of the closing prices for the Common Stock for the five trading days ending on December 31, 2000; during the period from January 1, 2002 through December 31, 2002 the Series A Preferred Shares are convertible at a beneficial conversion price equal to 88% of the average of the closing prices for the Common Stock for the five trading days ending on December 31, 2001; and anytime after January 1, 2003 the Series A Preferred Shares are convertible at a price equal to the average of the closing prices for the Common Stock for the five trading days ending on December 31, 2002. The conversion price is subject to adjustment in the case of certain dilutive events. Further, in the event the average market price of the Common Stock for the five consecutive trading days ending one trading day prior to any trading day during which any Series A Preferred Shares are outstanding exceeds 150% of the conversion price then in effect, the Company has the right to require the holder of the Series A Preferred Shares to convert all such shares that may be convertible. The Company may also redeem in whole or any part of the Series A Preferred Shares then outstanding at a redemption price of $120 per Preferred Share, plus accrued and unpaid dividends thereon. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Series A Preferred Shares shall be entitled to receive in cash out of the assets of the Company, whether from capital or from earnings, available for distribution to its stockholders, before any amount shall be paid the holders of the Common Stock or holders of other classes or series of capital stock of the Company, an amount equal to the preference in liquidation; provided that, if the assets are insufficient to pay the full amount due to the holders of Series A Preferred Shares, such holders will receive a pro rata portion thereof. In accordance with the terms of the Series A Preferred Stock, the Company is required to recognize an assumed incremental yield of $5,455,000 (calculated at the date of issuance and based on the beneficial conversion feature noted above). Such amount is being amortized as a preferred stock dividend over a four-year period beginning with the day of issuance. Accrued dividends payable were $2,512,000 or $6.28 per share at December 31, 1998. Additionally, the Company has recognized an incremental yield attributable to a beneficial conversion feature of $1,319,000 at December 31, 1998.

(10) Stock Options and Warrants

      (a) Stock Option Plans:

      In February 1986, the Company adopted and the shareholders thereafter approved an Incentive Stock Option Plan and a Non-Qualified Stock Option Plan (the "86 Plans"). In February 1996, the Company's Board of Directors adopted and the shareholders thereafter approved an additional Incentive Stock Option Plan and Non-Qualified Stock Option Plan (the "96 Plans"). In May 1998, the Company's Board of Directors adopted an additional Non-Qualified Stock Option Plan (the "98 Plan") which shareholders are not required to approve. Combined, the 86 Plans, the 96 Plans, as amended, and the 98 Plan provide for the granting of options to purchase up to 5,500,000 shares of Common Stock to key employees, directors, consultants and advisors of the Company. Incentive stock options may not be granted at a price less than the fair market value of the stock at the date of grant and may not be granted to non-employees. Options may not be granted under the 98 Plan to officers or directors. Options under all the plans, unless earlier terminated, expire ten years from the date of grant. Certain options granted under these plans vest over one-to-five-year periods. At December 31, 1998, options to purchase 4,409,124 shares of Common Stock were outstanding and 453,405 shares were available for grant. Options may no longer be granted under the 86 Plans pursuant to the terms of the 86 Plans.

      A summary of stock option activity follows:

                                                                      Weighted
                                                                      average
                                                                      exercise
                                                    Number of        price per
                                                      shares           share
                                                    ---------        -----------
Balance at December 31, 1995 ................       1,366,954          $ 2.34
1996 activity:
   Granted ..................................       1,077,875            9.32
   Exercised ................................        (266,275)           3.18
   Canceled .................................         (74,977)           2.58
                                                    ---------
Balance at December 31, 1996 ................       2,103,577            5.80
1997 activity:
   Granted ..................................         456,194            6.62
   Exercised ................................        (147,450)           1.51
   Canceled .................................         (35,226)           8.60
                                                    ---------
Balance at December 31, 1997 ................       2,377,095            6.19
1998 activity:
   Granted ..................................       2,432,976           10.19
   Exercised ................................        (154,097)           3.98
   Canceled .................................        (246,850)          11.04
                                                    ---------
Balance at December 31, 1998 ................       4,409,124          $ 8.20
                                                    =========

      In May 1996, the Company granted an officer an option to purchase 225,000 shares of the Company's Common Stock at an exercise price below the market price of the stock on the date of grant. The Company is recognizing compensation expense as prescribed under APB Opinion No. 25.

      In September 1998 and January 1999, the Company granted options to its Vice President of Marketing and Vice President of Product and Process Development to respectively purchase 60,000 shares of Common Stock. These options were not granted under any of the above mentioned Incentive Stock Option or Non-Qualified Stock Option Plans. The terms of these options are substantially similar to those granted under the 98 Plan.

      During the years ended December 31, 1998, 1997 and 1996, the Company granted options to purchase 124,000, 32,000 and 116,000 shares, respectively, of its Common Stock to certain Scientific Advisory Board members and outside consultants in consideration for future services. The fair value of these grants was calculated using the Black-Scholes option pricing model. See Note 10(c) for weighted average assumptions used. During the years ended December 31, 1998, 1997 and 1996, the Company recognized approximately $540,000, $189,000 and $95,000, respectively, in compensation expense relating to the options granted to Scientific Advisory Board members and outside consultants. During the years ended December 31, 1998, 1997 and 1996, the Company granted options to outside members of its Board of Directors to purchase approximately 44,000, 153,000 and 158,000 shares, respectively, of its Common Stock.

      During April 1995,the company completed the sale of the remaining one-half of its shares of capital stock of Cadus for $3.0 million to High River. In exchange for receiving a now-expired right to repurchase all outstanding shares of capital stock of Cadus held by High River, the Company granted to High River two options to purchase shares of Common Stock. One option if for 150,000 shares at an exercise price per share equal to $2.00, subject to adjustment under certain circumstances, and the other option is for 300,000 shares at an exercise price per share equal to $0.69, subject to adjustment under certain circumstances. Both options will expire on April 26, 2000. The 450,000 options have a weighted average exercise price of $1.13.

      (b) Warrants

      As of December 31, 1998, a total of 2,263,590 shares of Common Stock were issuable upon exercise of outstanding warrants. Such warrants have been issued to certain officers, directors and other employees of the Company, certain Scientific Advisory Board members, certain investors and certain credit providers and investors.

      A summary of warrant activity follows:

                                                                      Weighted
                                                                      average
                                                                      exercise
                                                   Number of         price per
                                                     shares            share
                                                   ---------        -----------
Balance at December 31, 1995 ................      3,891,567          $ 3.15
1996 activity:
Granted .....................................         23,220            9.69
Exercised ...................................       (604,892)           4.89
Canceled ....................................        (33,050)          12.92
                                                   ---------
Balance at December 31, 1996 ................      3,276,845            2.41
1997 activity:
Granted .....................................        397,000            1.50
Exercised ...................................       (869,500)           1.56
Canceled ....................................       (397,000)           1.50
                                                   ---------
Balance at December 31, 1997 ................      2,407,345            2.71
1998 activity:
Granted .....................................           --               --
Exercised ...................................       (143,755)           1.39
Canceled ....................................           --               --
                                                   ---------
Balance at December 31, 1998 ................      2,263,590          $ 2.80
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

      The outstanding warrants (which are all currently exercisable) expire and are exercisable for the number of shares of Common Stock as shown below:

December 1999 ....................................................       35,520
March 2000 .......................................................        6,150
July 2000 ........................................................       72,000
August 2000 ......................................................      925,000
November 2000 ....................................................       12,720
March 2001 .......................................................        2,500
May 2001 .........................................................      847,700
June 2003 ........................................................       12,000
December 2005 ....................................................      350,000
                                                                      ---------
Total ............................................................    2,263,590
                                                                      =========

      (c) SFAS No. 123 Disclosures:

      The following tables summarize the weighted average fair value of stock options and warrants granted to employees and directors during the years ended December 31, 1998, 1997 and 1996:

                                                               Option Plans
                                     --------------------------------------------------------------------
                                              1998                   1997                     1996
                                     --------------------    ------------------     ---------------------
                                       Shares        $         Shares      $         Shares         $
                                     ---------    ------     ----------  ------     ---------     -------
Exercise price is less than market
value at date of grant.............      --       $   --         --       $ --       225,000      $ 6.36
Exercise price equals market value
at date of grant ..................  900,476(1)   $ 5.52     424,194(1)   $ 4.29     736,875(1)     $ 5.31
Exercise price exceeds market
value at date of grant ............  1,408,500    $ 6.28         --         --            --       --

      (1) Does not include 124,000 shares in 1998, 32,000 shares in 1997 and 116,000 shares in 1996 under options granted to non-employees. The fair value of these non-employee grants has been recorded as compensation expense as prescribed by SFAS No. 123.

                                                                   Warrants
                                     --------------------------------------------------------------------
                                              1998                   1997                     1996
                                     --------------------    ------------------     ---------------------
                                       Shares        $         Shares      $         Shares         $
                                     ---------    ------     ----------  ------     ---------     -------
Exercise price is less than market
value at date of grant .............      --       $ --     397,000(1)   $ 5.91        --         $  --
Exercise price equals market value
at date of grant ...................      --       $ --         --       $  --       23,220       $ 5.39
Exercise price exceeds market
value at date of grant .............      --       $ --         --       $  --         --         $  --

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

                                  Option Plans                  Warrants
                          --------------------------   -------------------------
                           1998     1997      1996     1998    1997     1996
                           ----     ----      ----     ----    ----     ----
Expected life (years) ..   5.3        5.0      3.5      --      2.0    2.0 (1)
Interest rate ..........  5.58%      6.00%    5.00%     --     6.00%    5.00%
Volatility ............. 76.03%    72.29%   85.13%      --    72.29%   85.13%
Dividend yield .........     0%        0%       0%      --      0%       0%

      (1) The weighted average expected life does not include the warrants repriced in 1996 as they were exercised simultaneously.

      The following table summarizes information concerning stock options outstanding at December 31, 1998:

                                    Weighted
                                    Average    Weighted                 Weighted
                       Number      Remaining    Average      Number      Average
   Range of         Outstanding   Contractual  Exercise   Exercisable   Exercise
Exercise Prices     at 12/31/98      Term        Price    at 12/31/98     Price
---------------     -----------      ----        -----    -----------     -----
 $0.563 - 2.00 ...    665,825        2.36       $ 1.13      637,575     $ 1.14
  3.75 - 6.00 ....    510,125        8.38         5.71      396,751       5.73
  6.063 - 7.875 ..    602,727        8.76         6.44       66,003       7.08
  8.125 - 10.625 .    492,300        8.13         8.95      257,092       8.57
 10.875 - 11.33 ..    504,147        7.40        10.88      300,602      10.88
 11.375 ..........  1,319,000        9.42        11.38          --        --
 11.50 - 13.33 ...    315,000        9.23        11.84       14,250      13.03
                    ---------                              ---------
                    4,409,124        7.76       $ 8.20     1,672,273    $ 5.46
                    =========                              =========

      As of December 31, 1998, the outstanding warrants to purchase 2,263,590 common shares were all exercisable and have a weighted average remaining contractual term of 2.9 years. The weighted average remaining contractual term at December 31, 1998 for the 6,150, outstanding warrants exercisable at $.63 per share is 1.2 years, the 12,300 exercisable at $.69 per share is 1.0 year, the 1,313,420 exercisable at $1.50 per share is 2.1 years, the 498,500 exercisable at $3.00 per share is 1.6 years, the 350,000 exercisable at $5.50 per share is
7.0 years, the 12,000 exercisable at $7.00 per share is 4.5 years, the 23,220 exercisable at $9.69 per share is 1.0 year, the 6,000 exercisable at $10.00 per share is 1.9 years, and the 42,000 exercisable at $13.33 per share is 2.3 years.

      The Company applies APB Opinion No. 25 and related Interpretations in accounting for its options and warrants. Except as previously indicated, no compensation cost has been recognized for its stock option and warrant grants. Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been increased or decreased to the pro forma amounts indicated below.

                                                  Year Ended December 31,
                                      ------------------------------------------
                                           1998          1997          1996
                                      ------------  ------------   -------------
Net loss to common As reported        $(25,050,000) $(15,654,000)  $(16,015,000)
stockholders       Pro forma           (32,306,000)  (17,283,000)   (19,653,000)

Loss per share     Basic and diluted:
                   As reported        $      (1.03) $      (0.67)  $      (0.83)
                   Pro forma                 (1.33)        (0.74)         (1.01)

      The pro forma effect on the loss for the years ended December 31, 1998, 1997, and 1996 is not necessarily indicative of the pro forma effect on future years' operating results since it does not take into effect the pro forma compensation expense related to grants made prior to January 1, 1995.

(11) Employee Stock Purchase Plan

      In April 1998, the Company's Board of Directors adopted the ImClone Systems Incorporated 1998 Employee Stock Purchase Plan (the "ESPP"), subject to shareholders' approval which was received in May 1998. The ESPP allows eligible employees to purchase shares of the Company's Common Stock through payroll deductions at the end of quarterly purchase periods. To be eligible, an individual must be employed for a period of not less than six months, he or she is required to work more than 20 hours per week for at least five months per calendar year and he or she may not own greater than 5% of the Company's Common Stock. Pursuant to the ESPP, the Company has
reserved 500,000 shares of Common Stock for issuance. On the first day of each quarterly purchase period, each eligible employee participating in such quarterly purchase period will be granted an option to purchase a number of shares of Common Stock determined by dividing such employee's contributions accumulated prior to the last day of the quarterly period by the purchase price. The purchase price is equal to 85% of the market price per share on the last day of each quarterly purchase period. An employee may purchase stock from the accumulation of payroll deductions of up to a maximum of 15% of his or her compensation, limited to $25,000 per year. As of December 31, 1998, participating employees have purchased 4,388 shares of Common Stock at an aggregate purchase price of approximately $33,000 and 495,612 shares were available for future purchases. No compensation expense has been recorded in connection with the ESPP.

(12) Income Taxes

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and December 31, 1997 are presented below.

                                                                December 31,  December 31,
                                                                    1998           1997
                                                               ------------    ------------
Deferred tax assets:
  Liability to reacquire IL-6m rights and materials ........   $       --      $    262,000
  Research and development credit carryforward .............      3,642,000       2,303,000
  Compensation relating to the issuance of stock options and
    warrants ...............................................        376,000         189,000
  Net operating loss carryforwards .........................     57,169,000      52,408,000
  Other ....................................................      3,424,000       1,116,000
                                                               ------------    ------------
        Total gross deferred tax assets ....................     64,611,000      56,278,000
             Less valuation allowance ......................    (64,611,000)    (56,278,000)
                                                               ------------    ------------
             Net deferred tax assets .......................           --              --
                                                               ------------    ------------
        Deferred tax liabilities:
                                                               ------------    ------------
             Total gross deferred tax liabilities ..........           --              --
                                                               ------------    ------------
              Net deferred tax .............................   $       --      $       --
                                                               ============    ============

         A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The net change in the total valuation allowance for the years ended December 31, 1998 and 1997 was an increase of $8,333,000 and $5,460,000, respectively. The tax benefit assumed using the Federal statutory tax rate of 34% has been reduced to an actual benefit of zero due principally to the aforementioned valuation allowance.

         At December 31, 1998, the Company had net operating loss carryforwards for federal income tax purposes of approximately $129,485,000 which expire at various dates from 2000 through 2018. At December 31, 1998, the Company had research credit carryforwards of approximately $3,642,000 which expire at various dates between years 2009 and 2018. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company's net operating loss and research credit carryforwards may be limited if the Company experiences a change in ownership of more than 50 percentage points within a three-year period. Since 1986, the Company experienced two such ownership changes. Accordingly, the Company's net operating loss carryforwards available to offset future federal taxable income arising before such ownership changes are limited to $5,159,000 annually. Similarly, the Company is restricted in using its research credit carryforwards arising before such ownership changes to offset future federal income tax expense.

(13) Commitments

     Leases

     The Company leases its New York City facility under an operating lease, a portion of which was scheduled to expire in March 1999. The Company renewed the entire lease effective as of January 1, 1999 through December 2004. The annual minimum rent for 1999 is $720,000 and increases 3% annually for each year thereafter. Rent expense for the New York City facility was approximately $574,000, $554,000, and $508,000 for the years ended December 31, 1998, 1997 and
1996, respectively. See also Note 6.

     Future minimum lease payments under the capital and operating leases are as follows:

                                                    Capital        Operating
Years ending December 31,                           Leases           Leases
                                                  ----------       ----------

1999 .........................................       900,000          769,000
2000 .........................................       889,000          780,000
2001 .........................................       520,000          794,000
2002 .........................................       248,000          815,000
2003 .........................................         --             823,000
2004 .........................................         --             835,000
                                                 -----------       ----------
                                                   2,557,000        4,816,000
Less interest expense ........................      (304,000)            --
                                                 -----------       ----------
                                                 $ 2,253,000       $4,816,000
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

     Contract Services

         In April, 1998, the Company entered into an agreement in principle with a pharmaceutical manufacturer for the supplemental further development, production scale-up and manufacture of its lead therapeutic product candidate, C225, for use in human clinical trials. Services pursuant to this agreement commenced in April 1998 and are anticipated to conclude in October 1999. The total project cost is DM8,950,000, or as of December 31, 1998 approximately $5,424,000. As of December 31, 1998, the Company had incurred a liability of approximately $1,897,000 (U.S. dollar equivalent) for services provided to date under this agreement.

(14) Retirement Plans

     The Company maintains a 401(k) retirement plan available to all full-time, eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain contributions to the plan. The Company contributed approximately $47,000 to the plan for the year ended December 31, 1998. No such contributions were made to the plan during the years ended December 31, 1997 and 1996.

(15) Supplemental Cash Flow Information and Non-cash Investing and Financing

     Activities are as follows:

                                                                             Year Ended December 31,
                                                                   -------------------------------------
                                                                       1998         1997        1996
                                                                   -----------   ----------  -----------
Cash paid during the year for:
Interest ........................................................  $   422,000   $  707,000  $   817,000
                                                                   ===========   ==========  ===========
Non-cash investing and finance activities:
    Finova capital asset and lease obligations additions ........      731,000    1,324,000      421,000
                                                                   ===========   ==========  ===========
    Fair value of Finova warrant ................................         --           --        125,000
                                                                   ===========   ==========  ===========
    Other capital lease obligations .............................         --         28,000         --
                                                                   ===========   ==========  ===========
    Unrealized gain (loss) on securities available-for-sale .....     (676,000)     101,000      (49,000)
                                                                   ===========   ==========  ===========
    Extinguishment of Oracle Group debt for stock ...............         --           --      2,500,000
                                                                   ===========   ==========  ===========
    Extinguishment of director debt for stock ...................         --           --        180,000
                                                                   ===========   ==========  ===========
    Preferred Stock dividend ....................................    2,400,000      163,000         --
                                                                   ===========   ==========  ===========
    Warrant exercise paid with a note, including accrued interest      142,000         --           --
                                                                   ===========   ==========  ===========

(16) Related Party Transactions

     The Company has scientific consulting agreements with two members of the Board of Directors. Expenses relating to these agreements were $112,000 for each of the years ended December 31, 1998, 1997 and 1996.

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

     In January 1998, the Company accepted a promissory note totaling approximately $131,000 from its President and CEO in connection with the exercise of a warrant to purchase 87,305 shares of the Company's common stock. The note is due no later than two years from issuance and is full recourse. Interest is payable on the first anniversary date of the promissory note and on the stated maturity or any accelerated maturity at the annual rate of 8.5%. At December 31, 1998, the total amount due the Company, including interest, was approximately $142,000 and is classified in the stockholders' equity section of the balance sheet as a note receivable from officer and stockholder.

     In October 1998, the Company accepted an unsecured promissory note totaling $100,000 from its Executive Vice President and COO. The note is payable on demand including interest at the annual rate of 8.25% for the period that the loan is outstanding. At December 31, 1998, the total amount due the Company, including interest, is approximately $102,000.

     In August 1998, the Company entered into a utilization agreement with a company to provide certain support services. This company is considered a related party because of common management. The Company is being reimbursed $2,000 per month for providing laboratory space and related support.

(17) Fair Value of Financial Instruments

     For the years ended December 31, 1998 and 1997, the following methods and assumptions were used to estimate the fair value of each class of financial instrument:

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