Form 10-Q
period 1999-03-31
IMCLONE SYSTEMS INC/DE
filed 1999-05-17
CIK 765258

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

      [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended   March 31, 1999
                                                -----------------

     [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ____________ to _____________

Commission file number  0-19612
                        -------

                          IMCLONE SYSTEMS INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                   04-2834797
----------------------------------------       ---------------------------------
   (State or other  jurisdiction of            (IRS Employer Identification No.)
    incorporation or organization)

    180 VARICK STREET, NEW YORK, NY                        10014
----------------------------------------       ---------------------------------
(Address of principal executive offices)                 (Zip Code)

                                 (212) 645-1405
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code

                                 Not Applicable
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                             Outstanding as of May 13, 1999
    -----------------------------              ------------------------------
    Common Stock, par value $.001                      25,308,961 Shares

                          IMCLONE SYSTEMS INCORPORATED

                                      INDEX

                                                                        Page No.
                                                                        --------

      PART I - FINANCIAL INFORMATION

            Item 1.     Financial Statements

                        Consolidated Balance Sheets - March 31, 1999
                        (unaudited) and December 31, 1998                   1

                        Unaudited Consolidated Statements of Operations -
                        Three months ended March 31, 1999 and 1998          2

                        Unaudited Consolidated Statements of Cash Flows -
                        Three months ended March 31, 1999 and 1998          3

                        Notes to Consolidated Financial Statements          4

            Item 2.     Management's Discussion and Analysis of
                        Financial Condition and Results of Operations       6

            Item 3.     Quantitative and Qualitative Disclosures About
                        Market Risk                                        11

      PART II - OTHER INFORMATION

            Item 6.    Exhibits and Reports on Form 8-K                    12

Part 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                          IMCLONE SYSTEMS INCORPORATED

                          Consolidated Balance Sheets
                (in thousands, except per share and share data)

                                                                               March 31                 December
                              Assets                                             1999                     1998
                                                                          -------------------      -----------------
                                                                              (unaudited)

Current assets:
     Cash and cash equivalents ........................................     $          842            $       3,888
     Securities available for sale ....................................             36,424                   42,851
     Prepaid expenses .................................................                459                      470
     Other current assets .............................................              1,400                    1,196
                                                                            ---------------           --------------
                            Total current assets ......................             39,125                   48,405
                                                                            ---------------           --------------
Property and equipment:
     Land..............................................................                340                      340
     Building and building improvements................................             10,525                   10,519
     Leasehold improvements ...........................................              4,878                    4,846
     Machinery and equipment ..........................................              8,162                    7,834
     Furniture and fixtures ...........................................                640                      640
     Construction in progress .........................................                659                      115
                                                                            ---------------           --------------
                           Total cost .................................             25,204                   24,294
     Less accumulated depreciation and amortization....................            (13,309)                 (12,877)
                                                                            ---------------           --------------
                            Property and equipment, net ...............             11,895                    1,417
                                                                            ---------------           --------------
Patent costs, net .....................................................                897                      860
Deferred financing costs, net .........................................                 44                       46
Other assets ..........................................................              1,468                    1,524
                                                                            ---------------           --------------
                                                                            $       53,429            $      62,252
                                                                            ===============           ==============
               Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable ..................................................     $        1,366            $       1,109
    Accrued expenses and other ........................................              2,470                    4,847
    Interest payable ..................................................                108                       45
    Deferred revenue ..................................................                 --                       75
    Fee potentially refundable from corporate partner .................              4,000                    4,000
    Current portion of long-term liabilities ..........................                749                      744
    Preferred stock dividends payable .................................              3,104                    2,512
                                                                            ---------------           --------------
                            Total current labilities ..................             11,797                   13,332
                                                                            ---------------           --------------
Long-term debt ........................................................              2,200                    2,200
Other long-term liabilities, less current portion .....................              1,342                    1,546
                                                                            ---------------           --------------
                            Total liabilities .........................             15,339                   17,078
                                                                            ---------------           --------------
Commitments and contingencies
Stockholders' equity :
    Preferred stock, $1.00 par value; authorized 4,000,000 shares;
      issued and outstanding Series A Convertible: 400,000 at
      March 31, 1999 and December 31, 1998 (preference in liquidation,
      including accrued dividends, $43,104 and $42,512, respectively)..                400                      400
    Common stock, $.001 par value; authorized 45,000,000 shares;
      issued 24,669,072 and 24,567,312 at  March 31, 1999 and
      December 31, 1998, respectively; outstanding 24,618,255, and
      24,516,495 at March 31, 1999 and December 31, 1998,
      respectively ....................................................                 25                       25
    Additional paid-in capital ........................................            185,005                  184,853
    Accumulated deficit ...............................................           (146,924)                (138,846)
    Treasury stock, at cost; 50,817 shares at March 31, 1999
       and December 31, 1988 ..........................................               (492)                    (492)
    Note receivable - officer and stockholder .........................               (145)                    (142)
    Accumulated other comprehensive income (loss):
         Unrealized (loss) gain on securities available for sale,
            net .......................................................                221                     (624)
                                                                            ---------------           --------------
                            Total stockholders' equity ................             38,090                   45,174
                                                                            ---------------           --------------
                                                                            $       53,429            $      62,252
                                                                            ===============           ==============


See accompanying notes to consolidated financial statements.

                          IMCLONE SYSTEMS INCORPORATED

                     Consolidated Statements of Operations
                     (in thousands, except per share data)
                                  (unaudited)

                                                                               Three Months Ended
                                                                                     March 31,
                                                                        ------------------------------------
                                                                              1999                1998
                                                                        ----------------    ----------------
Revenues:
     Product development milestone revenues ..........................     $         --        $     1,000
     Research and development funding from third
          parties and other ..........................................              629                850
                                                                           -------------       ------------
                   Total revenues ....................................              629              1,850
                                                                           -------------       ------------
Operating expenses:
     Research and development ........................................            6,354              4,171
     General and administrative ......................................            2,002              1,413
                                                                           -------------       ------------
                  Total operating expenses ...........................            8,356              5,584
                                                                           -------------       ------------
Operating loss .......................................................           (7,727)            (3,734)
                                                                           -------------       ------------
Other:
     Interest income .................................................             (604)              (830)
     Interest expense ................................................              123                 90
     Loss (gain) on securities available for sale ....................              832                 (1)
                                                                           -------------       ------------
                 Net interest  and other (income) loss ...............              351               (741)
                                                                           -------------       ------------
Net loss .............................................................           (8,078)            (2,993)
Preferred dividends (including assumed incremental yield
  attributable to beneficial conversion feature of $336
  and $266 for the three months ended March 31, 1999
  and 1998, respectively) ............................................              928                858
                                                                           -------------       ------------
Net loss to common stockholders ......................................     $     (9,006)       $    (3,851)
                                                                           =============       ============
Basic and diluted net loss per common share ..........................     $      (0.37)       $     (0.16)
                                                                           =============       ============
Weighted average shares outstanding ..................................           24,447             24,228
                                                                           =============       ============


          See accompanying notes to consolidated financial statements.

                          IMCLONE SYSTEMS INCORPORATED

                     Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (unaudited)

                                                                                                       Three Months Ended
                                                                                                            March 31,

                                                                                                ------------------------------------
                                                                                                     1999                 1998
                                                                                                ----------------    ----------------

Cash flows from operating activities:
   Net loss .................................................................................   $       (8,078)      $       (2,993)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
    Depreciation and amortization ...........................................................              464                  440
    Expense associated with issuance
     of options and warrants.................................................................              417                   80
    Loss (gain) on securities available for sale ............................................              832                   (1)
    Changes in:
         Prepaid expenses ...................................................................               11                   90
         Other current assets ...............................................................             (204)                 (90)
         Other assets .......................................................................             (119)
         Interest payable ...................................................................               63                   36
         Accounts payable ...................................................................              257                 (470)
         Accrued expenses and other .........................................................           (2,377)                (725)
         Deferred revenue ...................................................................              (75)                 150
                                                                                                ---------------       --------------
                        Net cash used in operating activities ..............................            (8,809)              (3,483)
                                                                                                ---------------       --------------
Cash flows from investing activities:
        Acquisitions of property and equipment .............................................              (910)                (428)
        Purchases of securities available for sale .........................................            (7,199)             (23,461)
        Sales and maturities of securities available for sale ..............................            13,814               28,947
        Additions to patents ...............................................................               (67)                 (24)
                                                                                                ---------------       --------------
                        Net cash provided by  investing activities .........................              5,638               5,034
                                                                                                ---------------       --------------
Cash flows from financing activities:
        Proceeds from exercise of stock options and warrants ...............................               311                   37
        Proceeds from issuance of common stock under the employee stock purchase plan ......                13
        Payments of other liabilities ......................................................              (199)                (392)
                                                                                                ---------------       --------------
                        Net cash provided by (used in) financing activities ................               125                 (355)
                                                                                                ---------------       --------------
Net (decrease) increase in cash and cash equivalents .......................................            (3,046)               1,196
Cash and cash equivalents at beginning of period ...........................................             3,888                2,558
                                                                                                ---------------       --------------
Cash and cash equivalents at end of period .................................................    $          842        $       3,754
                                                                                                ---------------       --------------



          See accompanying notes to consolidated financial statements.

                          IMCLONE SYSTEMS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

(1)  Basis of Presentation

The consolidated financial statements of ImClone Systems Incorporated ("ImClone" or the "Company") as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 are unaudited. In the opinion of management, these unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission.

Results for the interim periods are not necessarily indicative of results for the full years.

(2) Commitments

The Company agreed in principle in April 1998 and in April 1999 signed a definitive agreement with Boehringer Ingelheim Pharma KG for the further development, production scale-up and manufacture of the Company's lead therapeutic product candidate, C225, for use in human clinical trials. Services pursuant to this agreement commenced in April 1998. The total project cost is DM8,950,000, or at March 31, 1999 approximately $4,926,000. As of March 31, 1999, the Company has incurred approximately DM3,720,000 for services provided under this agreement. Additional material which could be provided under this agreement would cost up to an additional DM5,790,000, or at March 31, 1999, approximately $3,187,000.

(3) Related Party Transactions

In January 1998, the Company accepted a promissory note totaling approximately $131,000 from its President and CEO in connection with the exercise of a warrant to purchase 87,305 shares of the Company's common stock, $.001 par value (the "Common Stock"). The note is due no later than two years from issuance and is full recourse. Interest is payable on the first anniversary date of the promissory note and on the stated maturity or any accelerated maturity at the annual rate of 8.5%. At March 31, 1999, the total amount due the Company, including interest, is approximately $145,000 and is classified in the stockholders' equity section of the balance sheet as a note receivable from officer and stockholder.

In October 1998, the Company accepted an unsecured promissory note totaling $100,000 from its Executive Vice President and COO. The note is payable on demand including interest at the annual rate of 8.25% for the period that the loan is outstanding. At March 31, 1999, the total amount due the Company, including interest, was approximately $104,000 and is included as a component of other current assets. In April 1999, the note, including all interest, was paid in full.

In January 1999, the Company accepted an unsecured promissory note totaling $60,000 from its Vice President, Product and Process Development. The note is payable upon the earlier of on demand or July 28, 1999 and bears interest at an annual rate of 8.75% for the period that the loan is outstanding. The loan was made in connection with the acceptance of employment and the corresponding relocation of the officer. At March 31, 1999, the total amount due the Company, including interest, was approximately $61,000 and is included as a component of other current assets.

(4)  Earnings Per Share

Basic and diluted Earnings Per Share ("EPS") are computed based on the net loss for the relevant period, adjusted for cumulative Series A Convertible Preferred Stock dividends and the assumed incremental yield attributable to the beneficial conversion feature in the preferred stock, divided by the weighted average number of shares outstanding during the period. Potentially dilutive securities, including convertible preferred stock, options and warrants, have not been included in the diluted EPS computation because they are anti-dilutive.

(5)  Comprehensive Income (Loss)

The following table reconciles net loss to comprehensive loss:

                                                        Three Months Ended
                                                             March 31,
                                                  ----------------------------
                                                       1999           1998
                                                  ------------    ------------

Net loss                                           $(8,078,000)   $(2,993,000)

Other comprehensive income (loss):
  Unrealized holding gain arising during the
    period .....................................        13,000         70,000
  Less: Reclassification adjustment for realized
        gain (loss) included in net loss .......      (832,000)         1,000
                                                  ------------    -----------
        Total other comprehensive income .......       845,000         69,000
                                                  ------------    -----------
Total comprehensive loss........................  $ (7,233,000)  $ (2,924,000)
                                                  ============   ============

(6)  Loss on Securities Available for Sale

In October 1997, the Company entered into a Collaborative Research and License Agreement with CombiChem Inc. ("CombiChem"). Concurrent with this agreement, the Company entered into a Stock Purchase Agreement pursuant to which the Company purchased 312,500 shares of common stock of CombiChem, as adjusted, for a total purchase price of $2,000,000. The investment has been classified as available for sale and a long-term asset. The market value of the investment in CombiChem has declined substantially from the date of original investment to March 31, 1999. As of March 31, 1999, the Company has deemed this decline in market value to be other than temporary. Accordingly, the cost basis in the investment in CombiChem has been adjusted and a loss on securities available for sale of $828,000 was recorded. These securities have not been sold by the Company. The Company will continue to monitor its cost investment in CombiChem.

(7)  Reclassification

Certain amounts previously reported have been reclassified to conform to the current year's presentation.

(8)  Collaborative Agreements

The Company has a development and license agreement with Merck KGaA ("Merck") with respect to its lead interventional therapeutic product for the treatment of cancer, C225. In exchange for certain marketing and co-development rights, the Company can receive up to $60,000,000 in milestone payments ($30,000,000 of which are equity based) assuming the achievement of certain milestones and a $30,000,000 secured line of credit or guaranty for the build-out of a manufacturing facility for the commercial production of C225. The agreement provides that in addition to other reasons, it may be terminated by either party if the Company and Merck fail to agree on a production concept for the manufacturing facility or if Merck fails to provide the Company with the credit facility or guaranty by April 15, 1999. In April 1999, the parties agreed on the production concept for the manufacturing facility and are currently working towards securing the credit facility or guaranty.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis by our management is provided to identify certain significant factors which affected our financial position and operating results during the periods included in the accompanying financial statements.

                              RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 and 1998

Revenues.

Revenues for the three months ended March 31, 1999 and 1998 were $629,000 and $1,850,000, respectively, a decrease of $1,221,000, or 66%. Revenues for the three months ended March 31, 1999 primarily consisted of (i) $75,000 in research support from our partnership with American Home Products Corporation ("American Home") in infectious disease vaccines, (ii) $425,000 in research and support payments from our research and license agreement with Merck KGaA, Darmstadt, Germany ("Merck") for BEC2, and (iii) $124,000 in royalty revenue from our strategic alliance with Abbott Laboratories ("Abbott") in diagnostics. Revenues for the three months ended March 31, 1998 consisted of (i) $75,000 in research support from our partnership with American Home in infectious disease vaccines,
(ii) $1,000,000 in milestone revenue and $625,000 in research and support payments from our research and license agreement with Merck for BEC2 (iii) $52,000 in royalty revenue from our strategic alliance with Abbott in diagnostics and (iv) $98,000 from a Phase I Small Business Innovation Research grant from the National Cancer Institute for a program in cancer-related angiogenesis. The decrease in revenues for the three months ended March 31, 1999 was primarily attributable to a decrease in milestone revenue which can vary widely from period to period depending upon the timing of the achievement of various research and development milestones for products under development.

Operating; Research and Development Expenses.

Total operating expenses for the three months ended March 31, 1999 and 1998 were $8,356,000 and $5,584,000, respectively, an increase of $2,772,000, or 50%.
Research and development expenses for the three months ended March 31, 1999 and 1998 were $6,354,000 and $4,171,000, respectively, an increase of $2,183,000 or
52%. Such amounts for the three months ended March 31, 1999 and 1998 represented 76% and 75%, respectively, of total operating expenses. The increase in research and development expenses for the three months ended March 31, 1999 was primarily attributable to (i) the costs associated with an agreement for the supplemental further development and manufacture of clinical grade C225 to support ongoing and future human clinical trials, (ii) the costs associated with the initiation of Phase III clinical studies of C225, (iii) expenditures in the functional areas of product development, manufacturing, clinical and regulatory affairs associated with C225 and (iv) expenditures associated with additional staffing in the area of discovery research.

General and Administrative Expenses.

General and administrative expenses include administrative personnel costs, costs incurred in connection with pursuing arrangements with corporate partners and technology licensors, and expenses associated with applying for patent protection for our technology and products. Such expenses for the three months ended March 31, 1999 and 1998 were $2,002,000 and $1,413,000, respectively, an increase of $589,000, or 42%. The increase in general and administrative expenses primarily reflected (i) additional support staffing for the expanding research, development, clinical manufacturing and pre-marketing efforts of the Company, particularly with respect to C225 and (ii) expenses associated with the pursuit of strategic corporate alliances and other corporate development expenses. We expect general and administrative expenses to increase in future periods to support our planned increases in research, development, clinical and manufacturing efforts.

Interest and Other Income and Interest Expense.

Interest income was $604,000 for the three months ended March 31, 1999 compared to $830,000 for the three months ended March 31, 1998, a decrease of $226,000, or 27%. The decrease was primarily attributable to the decrease in our investment portfolio as a result of funding our operations. Interest expense was $123,000 and $90,000 for the three months ended March 31, 1999 and 1998, respectively, an increase of $33,000 or 37%. Interest expense for both periods primarily included (i) interest on an outstanding Industrial Development Revenue Bond issued in 1990 (the "1990 IDA Bond") with a principal amount of $2,200,000 and (ii) interest recorded on various capital lease obligations under a December 1996 Financing Agreement (the "1996 Financing Agreement") and an April 1998 Financing Agreement (the "1998 Financing Agreement") with Finova Technology Finance, Inc. ("Finova"). The increase was primarily attributable to entering into additional capital leases. We recorded losses on securities available for sale for the three months ended March 31, 1999 in the amount of $832,000 as compared to gains of $1,000 for the three months ended March 31, 1998. The loss for the three months ended March 31, 1999 is primarily attributable to the $828,000 write-down of our investment in CombiChem Inc. ("CombiChem") as a result of other than temporary impairment. See "Liquidity and Capital Resources".

Net Losses.

We had net losses to common stockholders of $9,006,000 or $0.37 per share for the three months ended March 31, 1999 compared with $3,851,000 or $0.16 per share for the three months ended March 31, 1998. The increase in the net losses and per share net loss to common stockholders was due primarily to the factors noted above and the Series A Preferred Stock dividends.

                         LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, our principal sources of liquidity consisted of cash and cash equivalents and short-term securities available for sale of approximately $37,266,000. We have financed our operations since inception primarily through:

      o the proceeds from the public and private sales of our equity securities.
      o     license fees.
      o     contract research and development fees.
      o     royalties  received under  agreements with  collaborative  partners.
      o     interest earned on these funds.
      o the sale of three issues of Industrial Development Revenue Bonds (the "IDA Bonds") through the New York Industrial Development Agency (the "NYIDA").

Since inception:

      o public and private sales of equity securities in financing transactions have raised approximately $163,799,000 in net proceeds.
      o we have earned approximately $33,484,000 from license fees, contract research and development fees and royalties from collaborative partners, including approximately $629,000 earned during the three months ended March 31, 1999.
      o we have earned approximately $9,067,000 in interest income, including approximately $604,000 earned during the three months ended March 31,1999.
      o the sale of the IDA Bonds in each of 1985, 1986 and 1990 raised an aggregate of $6,313,000, the proceeds of which have been used for the acquisition, construction and installation of our research and development facility in New York City, and of which $2,200,000 is currently outstanding.

We agreed in principle in April 1998 and in April 1999 signed a definitive agreement with Boehringer Ingelheim Pharma KG for the further development, production scale-up and manufacture of our lead therapeutic product candidate, C225, for use in human clinical trials. Services pursuant to this agreement commenced in April 1998. The total project cost is DM8,950,000, or at March 31, 1999 approximately $4,926,000. As of March 31, 1999, we have incurred approximately DM3,720,000 for services provided under this agreement. Additional material which could be provided under this agreement would cost up to an additional DM5,790,000, or at March 31, 1999, approximately $3,187,000.

In October 1997, we entered into a Collaborative Research and License Agreement with CombiChem to discover and develop novel small molecules against selected targets for the treatment of cancer. At the same time as we entered into this agreement, we entered into a Stock Purchase Agreement pursuant to which we purchased 312,500 shares of common stock of CombiChem, as adjusted, for a total purchase price of $2,000,000. The investment has been classified as a long-term asset. The market value of our investment in CombiChem has declined substantially from the date of our investment to March 31, 1999. As of March 31, 1999, we have deemed this decline in market value to be other than temporary. Accordingly, we have adjusted our cost basis in the investment and recorded a loss on securities available for sale of $828,000. These securities have not been sold by the Company. The Company will continue to monitor its cost investment in CombiChem.

We have obligations under various capital leases for certain laboratory, office and computer equipment and also certain building improvements primarily under the 1996 Financing Agreement and the 1998 Financing Agreement with Finova. The 1996 Financing Agreement allowed us to finance the lease of equipment and make certain building and leasehold improvements to existing facilities involving amounts totaling approximately $2,500,000. Each lease has a fair market value purchase option at the expiration of a 42-month term. Pursuant to the 1996 Financing Agreement, we issued to Finova a warrant expiring December 31, 1999 to purchase 23,220 shares of our common stock at an exercise price of $9.69 per share. We recorded a non-cash debt discount of approximately $125,000 in connection with this financing, which discount is being amortized over the 42-month term of the first lease. The 1996 Financing Agreement with Finova expired in December 1997 and we utilized only $1,745,000 of the full $2,500,000 under the agreement. In April 1998, we entered into the 1998 Financing Agreement with Finova totaling approximately $2,000,000. The terms of the 1998 Financing Agreement are substantially similar to the now expired 1996 Financing Agreement except that each lease has a 48-month term. As of March 31, 1999, we had entered into ten individual leases under both the 1996 Financing Agreement and the 1998 Financing Agreement aggregating a total cost of $3,069,000 and had $676,000 available under the 1998 Financing Agreement. The 1998 Financing Agreement was scheduled to terminate on March 31, 1999 and the term has been extended for an additional 60 day period.

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

In January 1998, we completed the construction and commissioning of a new 1,750 square foot process development center at our Somerville, New Jersey facility at a cost of approximately $1,650,000. Under our agreement with Merck for C225, we have developed, in consultation with Merck, a production concept for a new manufacturing facility. Merck is providing us, subject to certain terms, with a $30 million secured line of credit or guaranty for the build-out of this facility. We have determined to erect this facility adjacent to our current manufacturing facility in New Jersey.

We rent our New York City facility under a lease which was scheduled to expire in March 1999. We renewed the entire lease for a term commencing as of January 1, 1999 through December 2004 and have begun to retrofit the facility to better suit our needs at an expected cost of approximately $1,800,000.

The 1990 IDA Bond in the outstanding principal amount of $2,200,000 becomes due in 2004. We will incur annual interest on the 1990 IDA Bond aggregating approximately $250,000. We have granted the NYIDA a security interest in substantially all facility equipment located in the New York facility to secure our obligations to the NYIDA under the 1990 IDA Bond.

The holders of the 400,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock" or "Series A Preferred Shares") are entitled to receive cumulative dividends at an annual rate of $6.00 per share. Dividends accrue as of the issuance date of the Series A Preferred Shares and are payable on the outstanding Series A Preferred Shares in cash on December 31 of each year beginning December 31,

1999 or at the time of conversion or redemption of the Series A Preferred Shares on which the dividend is to be paid, whichever is sooner. Accrued dividends were $3,104,000 at March 31, 1999. Additionally, we have recognized an incremental yield on the conversion discount of 1,655,000 at March 31, 1999.

Total capital expenditures made during the three months ended March 31, 1999 were $910,000. Of such expenditures, $663,000 related to the purchase of equipment for and costs associated with the retrofit of our corporate office and research laboratories in New York. The balance of capital additions was related to improving and equipping our manufacturing facility in New Jersey. We expect to submit a portion of these expenditures for reimbursement under the 1998 Financing Agreement with Finova in May 1999.

We expect that our existing capital resources should enable us to maintain our current and planned operations through March 2001. Certain of our research and support payments from corporate partners have defined expiration dates during 1999. Under these existing corporate partnerships, we expect to receive final research and support payments of approximately $258,000 which will be recognized through the third quarter of 1999. Additionally, certain milestone payments are subject to attaining research and development milestones, many of which have not yet been achieved. There can be no assurance that we will achieve these milestones. Our future working capital and capital requirements will depend upon numerous factors, including, but not limited to:

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

At December 31, 1998, we had net operating loss carryforwards for federal income tax purposes of approximately $129,485,000 which expire at various dates from 2000 through 2018. At December 31, 1998 we had research credit carryforwards of approximately $3,642,000 which expire at various dates between years 2009 and 2018. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company's net operating loss and research credit carryforwards may be limited if the company experiences a change in ownership of more than 50 percentage points within a three-year period. Since 1986, we experienced two such ownership changes. Accordingly, our net operating loss carryforwards available to offset future federal taxable income arising before such ownership changes are limited to $5,159,000 annually. Similarly, we are restricted in using our research credit carryforwards arising before such ownership changes to offset future federal income tax expense.

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

The Company estimates the cost of its Year 2000 program to be approximately $350,000, of which approximately $280,000 has been spent through March 31, 1999. This includes the purchase of third-party software and required hardware to run such software as well as the cost of modifying software. This estimate is management's good faith estimate based on a variety of contingency assessments and is subject to change. Such expenditures will be funded from the Company's internal resources.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our holdings of financial instruments are comprised of U.S. corporate debt, foreign corporate debt, U.S. government debt, foreign government/agency guaranteed debt and commercial paper. All such instruments are classified as securities available for sale. Generally, we do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest in the shorter-end of the maturity spectrum and highly liquid investments. We also have certain foreign exchange currency risk, see footnote 2. We do not consider it necessary to implement a currency hedging program since we do not generally enter into contracts denominated in foreign currencies.

The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio:


                                                                           2004 and
                     1999          2000          2001      2002   2003    Thereafter          Total        Fair Value
                 ------------  ------------   ----------  ------- -----  -------------    ------------    ------------

Fixed Rate          $2,000,000    $3,162,000           --    --     --               --     $5,162,000      $5,196,000
Average
Interest Rate            5.38%         5.09%           --    --     --               --          5.20%              --

Variable Rate               --    $3,995,000   $2,133,000    --     --    $24,913,000(1)   $31,041,000     $31,228,000
Average
Interest Rate               --         5.25%        5.18%    --     --            5.17%          5.18%              --
                 -------------    ----------    ---------- ----   ----   -------------    ------------    ------------
                    $2,000,000    $7,157,000    $2,133,000   --     --    $24,913,000(1)   $36,203,000     $36,424,000
                 =============    ==========    ========== ====   ====   ==============   ============    ============


(1) These holdings consist of U.S. corporate and foreign corporate floating rate notes. Interest rates on the securities are adjusted at fixed dates using prevailing interest rates. These holdings are highly liquid and we consider the potential for loss of principal to be minimal.

PART II - OTHER INFORMATION

Item 6. - Exhibits and Reports on Form 8-K

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

                             IMCLONE SYSTEMS INCORPORATED
                             (Registrant)

Date:  May 13, 1999    By    /s/ Samuel D. Waksal
                             -------------------------------------
                             Samuel D. Waksal
                             President and Chief Executive Officer



Date: May 13, 1999     By    /s/ Carl S. Goldfischer
                             -------------------------------------
                             Carl S. Goldfischer
                             Vice President, Finance and Chief Financial Officer

ImClone Systems Incorporated
SEC Condensed Financial
Information