Form 10-Q
period 1999-06-30
IMCLONE SYSTEMS INC/DE
filed 1999-08-16
CIK 765258

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

      [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended  June 30, 1999

      [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from  ___________  to  ___________

Commission file number  0-19612

                          IMCLONE SYSTEMS INCORPORATED
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                            04-2834797
--------------------------------                             ------------------
 (State or other jurisdiction of                               (IRS Employer
  incorporation or organization)                             Identification No.)

    180 VARICK STREET, NEW YORK, NY                                 10014
---------------------------------------                            --------
(Address of principal executive offices)                          (Zip Code)

                                 (212) 645-1405
               --------------------------------------------------
               Registrant's telephone number, including area code

                                 Not Applicable
               --------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  _X_    No ___

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  Class                     Outstanding as of August 13, 1999
      -----------------------------         ---------------------------------
      Common Stock, par value $.001                 25,540,495  Shares

                          IMCLONE SYSTEMS INCORPORATED

                                      INDEX
                                      -----

                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

   Item 1.    Financial Statements

              Consolidated Balance Sheets - June 30, 1999 (unaudited)
              and December 31, 1998                                            1

              Unaudited Consolidated Statements of Operations - Three
              and six months ended June 30, 1999 and 1998                      2

              Unaudited Consolidated Statements of Cash Flows - Six
              months ended June 30, 1999 and 1998                              3

              Notes to Consolidated Financial Statements                       4

   Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations                    6

   Item 3.    Quantitative and Qualitative Disclosures About
              Market Risk                                                     13


PART II - OTHER INFORMATION


   Item 4.    Submission of Matters to a Vote of Security Holders             14

   Item 6.    Exhibits and Reports on Form 8-K                                15

Part 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                          IMCLONE SYSTEMS INCORPORATED

                           Consolidated Balance Sheets
                 (in thousands, except per share and share data)

                                                         June 30,   December 31,
                            Assets                         1999        1998
                                                        ----------  ------------
                                                        (unaudited)

Current assets:
     Cash and cash equivalents ......................... $   2,672    $   3,888
     Securities available for sale .....................    38,006       42,851
     Prepaid expenses ..................................       434          470
     Other current assets ..............................     1,378        1,196
                                                         ---------    ---------
                Total current assets ...................    42,490       48,405
                                                         ---------    ---------
Property and equipment:
     Land ..............................................       340          340
     Building and building improvements ................    10,690       10,519
     Leasehold improvements ............................     4,878        4,846
     Machinery and equipment ...........................     8,427        7,834
     Furniture and fixtures ............................       641          640
     Construction in progress ..........................     1,860          115
                                                         ---------    ---------
                Total cost .............................    26,836       24,294

       Less accumulated depreciation
          and amortization .............................   (13,742)     (12,877)
                                                         ---------    ---------
                Property and equipment, net ............    13,094       11,417
                                                         ---------    ---------

Patent costs, net ......................................       892          860
Deferred financing costs, net ..........................        41           46
Other assets ...........................................     1,581        1,524
                                                         ---------    ---------
                                                         $  58,098    $  62,252
                                                         =========    =========
               Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable ................................... $     944    $   1,109
    Accrued expenses and other .........................     3,568        4,847
    Interest payable ...................................        43           45
    Deferred revenue ...................................      --             75
    Fee potentially refundable from corporate partner ..    12,000        4,000
    Current portion of long-term liabilities ...........       919          744
    Preferred stock dividends payable ..................     3,702        2,512
                                                         ---------    ---------
                Total current liabilities ..............    21,176       13,332
                                                         ---------    ---------

Long-term debt .........................................     2,200        2,200
Other long-term liabilities, less current portion ......     1,586        1,546
                                                         ---------    ---------
                Total liabilities ......................    24,962       17,078
                                                         ---------    ---------

Commitments and contingencies

Stockholders' equity :
    Preferred stock, $1.00 par value;  authorized
         4,000,000 shares;  issued and outstanding
         Series A Convertible: 400,000 at June 30,
         1999 and December 31, 1998 (preference
         in liquidation $43,702 and $42,512,
         respectively) .................................       400          400
    Common stock, $.001 par value; authorized
         60,000,000 shares; issued 25,397,474 and
         24,567,312 at June 30, 1999 and December 31,
         1998, respectively; outstanding 25,346,657,
         and 24,516,495 at June 30, 1999 and December
         31, 1998, respectively ........................        25           25
    Additional paid-in capital .........................   188,118      184,853
    Accumulated deficit ................................  (155,055)    (138,846)
    Treasury stock, at cost; 50,817 shares
         at June 30, 1999 and
         December 31, 1998 .............................      (492)        (492)
    Note receivable - officer and stockholder ..........      (137)        (142)
    Accumulated other comprehensive income (loss):
         Unrealized gain (loss) on securities
              available for sale, net ..................       277         (624)
                                                         ---------    ---------
                 Total stockholders' equity ............    33,136       45,174
                                                         ---------    ---------
                                                         $  58,098    $  62,252
                                                         =========    =========

          See accompanying notes to consolidated financial statements.

                          IMCLONE SYSTEMS INCORPORATED

                      Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                                     Three Months Ended       Six Months Ended
                                                          June 30,                June 30,
                                                   ---------------------   ---------------------
                                                      1999       1998        1999        1998
                                                   ---------   ---------   ---------   ---------
Revenues:
     Product development milestone revenues ....   $   --      $   --      $   --      $  1,000
     Research and development funding from third
          parties and other ....................        254         765         883       1,615
                                                   --------    --------    --------    --------
                   Total revenues ..............        254         765         883       2,615
                                                   --------    --------    --------    --------
Operating expenses:
     Research and development ..................      7,151       4,675      13,505       8,846
     General and administrative ................      1,675       1,546       3,677       2,959
                                                   --------    --------    --------    --------
                  Total operating expenses .....      8,826       6,221      17,182      11,805
                                                   --------    --------    --------    --------

Operating loss .................................     (8,572)     (5,456)    (16,299)     (9,190)
                                                   --------    --------    --------    --------
Other:
     Interest income ...........................       (564)       (777)     (1,168)     (1,607)
     Interest expense ..........................        123         110         246         200
     Loss (gain) on securities available
        for sale ...............................       --            (1)        832          (2)
                                                   --------    --------    --------    --------
               Net interest  and other income ..       (441)       (668)        (90)     (1,409)
                                                   --------    --------    --------    --------
Net loss .......................................     (8,131)     (4,788)    (16,209)     (7,781)

Preferred  dividends (including assumed
     incremental  yield  attributable  to
     beneficial  conversion  feature of $336
     and $317 for the three months ended
     June 30, 1999 and 1998,  respectively
     and $672 and $635 for the six months
     ended June 30, 1999 and 1998,
     respectively) .............................        934         967       1,862       1,825
                                                   --------    --------    --------    --------
Net loss to common stockholders ................   $ (9,065)   $ (5,755)   $(18,071)   $ (9,606)
                                                   ========    ========    ========    ========
Basic and diluted net loss per common share ....   $  (0.36)   $  (0.24)   $  (0.73)   $  (0.40)
                                                   ========    ========    ========    ========
Weighted average shares outstanding ............     24,986      24,273      24,718      24,251
                                                   ========    ========    ========    ========

          See accompanying notes to consolidated financial statements.

                          IMCLONE SYSTEMS INCORPORATED

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                            Six Months Ended
                                                                 June 30,
                                                           --------------------
                                                             1999        1998
                                                           ---------   --------
Cash flows from operating activities:
 Net loss ................................................ $(16,209)   $ (7,781)
 Adjustments to reconcile net loss to net
        cash used in operating activities:
    Depreciation and amortization ........................      925         883
    Expense associated with issuance
        of options and warrants ..........................    1,064         310
    Loss (gain) on securities available for sale .........      832          (2)
    Changes in:
       Prepaid expenses ..................................      138          20
       Other current assets ..............................     (284)        (49)
       Other assets ......................................     (135)        (35)
       Interest payable ..................................       (2)        (25)
       Accounts payable ..................................     (165)       (151)
       Accrued expenses and other ........................   (1,279)       (744)
       Deferred revenue ..................................      (75)         75
       Fee potentially refundable from corporate partner .    8,000        --
                                                           --------    --------
              Net cash used in operating activities ......   (7,190)     (7,499)
                                                           --------    --------

Cash flows from investing activities:
    Acquisitions of property and equipment ...............   (2,010)       (570)
    Purchases of securities available for sale ...........  (18,508)    (28,760)
    Sales and maturities of securities available for sale    23,500      37,997
    Additions to patents .................................      (87)        (81)
                                                           --------    --------
              Net cash provided by investing activities  .    2,895       8,586
                                                           --------    --------

Cash flows from financing activities:
    Proceeds from exercise of stock options and warrants .    3,335         150
    Proceeds from issuance of common stock under the
        employee stock purchase plan .....................       50        --
    Proceeds from equipment and building improvement
        financings .......................................       94         593
    Payments of other liabilities ........................     (411)       (514)
    Interest received on note receivable - officer
        and stockholder ..................................       11        --
                                                           --------    --------
              Net cash provided by financing activities ..    3,079         229
                                                           --------    --------
Net (decrease) increase in cash and cash equivalents .....   (1,216)      1,316

Cash and cash equivalents at beginning of period .........    3,888       2,558
                                                           --------    --------
Cash and cash equivalents at end of period ............... $  2,672    $  3,874
                                                           ========    ========

          See accompanying notes to consolidated financial statements.

                          IMCLONE SYSTEMS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(1)  Basis of Presentation

The consolidated financial statements of ImClone Systems Incorporated ("ImClone" or the "Company") as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998 are unaudited. In the opinion of management, these unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission.

Results for the interim periods are not necessarily indicative of results for the full years.

(2) Commitments

The Company signed a definitive agreement in April 1999 with Boehringer Ingelheim Pharmaceuticals KG ("BI Pharmaceuticals") for the further development, production scale-up and manufacture of the Company's lead therapeutic product candidate, C225, for use in human clinical trials. Services pursuant to this agreement commenced in April 1998 pursuant to an agreement in principle. The Company estimates that the total cost under the agreement, including the cost of additional amounts of material the Company has the right to request, will be DM12,100,000 or $6,392,000. As of June 30, 1999, the Company has incurred approximately DM3,940,000, of which DM3,130,000 has been paid, for services provided under this agreement.

(3) Related Party Transactions

In January 1998, the Company accepted a promissory note totaling approximately $131,000 from its President and CEO in connection with the exercise of a warrant to purchase 87,305 shares of the Company's common stock, $.001 par value (the "Common Stock"). The note is due no later than two years from issuance and is full recourse. Interest was paid on the first anniversary date of the promissory note at an annual rate of 8.5% and is payable on the stated maturity or any accelerated maturity. At June 30, 1999, the total amount due the Company, including interest, was approximately $137,000 and is classified in the stockholders' equity section of the balance sheet as a note receivable from officer and stockholder.

In October 1998, the Company accepted an unsecured promissory note totaling $100,000 from its Executive Vice President and COO. The note was payable on demand including interest at the annual rate of 8.25% for the period that the loan is outstanding. In April 1999, the note, including all interest, was paid in full.

In January 1999, the Company accepted an unsecured promissory note totaling $60,000 from its Vice President, Product and Process Development. The note was payable upon the earlier of on the Company's demand or July 28, 1999 including interest at an annual rate of 8.75% for the period that the loan was outstanding. The loan was made in connection with the acceptance of employment and the corresponding relocation of the officer. At June 30, 1999, the total amount due the Company, including interest, was approximately $62,000 and is included as a component of other current assets. In July 1999, the note, including all interest, was paid in full.

(4)  Earnings Per Share

Basic and diluted Earnings Per Share ("EPS") are computed based on the net loss for the relevant period, adjusted for cumulative Series A Convertible Preferred Stock (the "Series A Preferred Stock" or "Series A Preferred Shares") dividends and the assumed incremental yield attributable to the beneficial conversion feature in the preferred stock, divided by the weighted average number of shares outstanding during the period. Potentially dilutive securities, including convertible preferred stock, options and warrants, have not been included in the diluted EPS computation because they are anti-dilutive.

(5)  Comprehensive Income (Loss)

The following table reconciles net loss to comprehensive loss:


                                                     Three Months Ended              Six Months Ended
                                                          June 30,                       June 30,
                                               ----------------------------    ----------------------------
                                                   1999            1998            1999            1998
                                               -------------   ------------    ------------    ------------
Net loss ...................................   $ (8,131,000)   $ (4,788,000)   $(16,209,000)   $ (7,781,000)

Other comprehensive income:
   Unrealized holding gain arising
   during the period .......................         56,000         135,000          69,000         204,000
   Less: Reclassification adjustment for
             realized  gain (loss)  included
             in net loss ...................           --              --          (832,000)          2,000
                                               ------------    ------------    ------------    ------------
      Total other comprehensive income .....         56,000         135,000         901,000         202,000
                                               ------------    ------------    ------------    ------------
Total comprehensive loss ...................   $ (8,075,000)   $ (4,653,000)   $(15,308,000)   $ (7,579,000)
                                               ============    ============    ============    ============

(6)  Loss on Securities Available for Sale

In October 1997, the Company entered into a Collaborative Research and License Agreement with CombiChem Inc. ("CombiChem"). Concurrent with this agreement, the Company entered into a Stock Purchase Agreement pursuant to which the Company purchased 312,500 shares of common stock of CombiChem, as adjusted, for a total purchase price of $2,000,000. The investment has been classified as available for sale and a long-term asset. The market value of the investment in CombiChem has declined substantially from the date of original investment and the Company has deemed this decline in market value to be other than temporary. Accordingly, the cost basis in the investment in CombiChem has been adjusted and a loss on securities available for sale of $828,000 was recorded in March 1999. These securities have not been sold by the Company.

(7)   Common Stock

On May 24, 1999, the date of the annual shareholders meeting, the stockholders approved the amendment of the Company's certificate of incorporation to increase the total number of shares of Common Stock the Company is authorized to issue from 45,000,000 shares to 60,000,000 shares.

(8)   Stock Options and Warrants

On May 24, 1999, the date of the annual shareholders meeting, the stockholders approved an amendment to the Company's 1996 Incentive Stock Option Plan (the
"1996 ISO Plan") to increase the total number of shares of Common Stock which may be issued pursuant to options which may be granted under the 1996 ISO Plan from 3,000,000 to 4,000,000, which number shall be reduced by the number of shares of Common Stock which have been or may be issued pursuant to options granted under the Company's 1996 Non-Qualified Stock Option Plan (the "1996 Non-Qualified Plan").

The stockholders also approved amendments to the Company's 1996 Non-Qualified Plan to (i) increase the total number of shares of Common Stock which may be issued pursuant to options which may be granted under the 1996 Non-Qualified Plan from 3,000,000 to 4,000,000, which number shall be reduced by the number of shares of common stock which have been or may be issued pursuant to options granted under the Company's 1996 ISO Plan, and (ii) increase the annual option grant made to members of the Board of Directors and the Chairman who are not full-time employees of the Company under the 1996 Non-Qualified Plan. The annual option grant to non-employee members of the Board of Directors increased from 2,500 to 15,000 and the annual option grant to the Chairman increased from 2,500 to 30,000.

The stockholders approved the grant of an option to the Company's President and Chief Executive Officer to purchase 1,000,000 shares of Common Stock at a per share exercise price equal to $18.25, the last reported sale price of the Common Stock on the date shareholder approval was obtained at the annual shareholders meeting. The option will vest no later than six years from the grant date and specified amounts are subject to earlier vesting if specified Company Common Stock price thresholds are met.

The stockholders approved the grant of an option to the Company's Executive Vice President and Chief Operating Officer to purchase 650,000 shares of Common Stock at a per share exercise price equal to $18.25, the last reported sale price of the Common Stock on the date shareholder approval was obtained at the annual shareholders meeting. The option will vest no later than six years from the grant date and specified amounts are subject to earlier vesting if specified Company Common Stock price thresholds are met.


(9)  Reclassification

Certain amounts previously reported have been reclassified to conform to the current year's presentation.

(10)  Collaborative Agreements

The Company has a development and license agreement with Merck KGaA ("Merck") with respect to C225, its lead interventional therapeutic product for the treatment of cancer. In exchange for certain marketing and development rights, the Company can receive up to $60,000,000 in milestone payments ($30,000,000 of which are equity based) assuming the achievement of certain milestones and a $30,000,000 secured line of credit or guaranty for the build-out of a manufacturing facility for the commercial production of C225. The agreement provides that among other reasons, it may be terminated by either party if the Company and Merck failed to agree on a production concept for the manufacturing facility or if Merck had not provided the Company with the credit facility or guaranty by April 15, 1999, in which case Merck is entitled to receive back all milestone payments made to date. Additionally, the Company must timely obtain certain collateral license agreements, and the failure to do so will entitle Merck to receive back all milestone payments made to date. In April 1999 the parties agreed on the production concept for the manufacturing facility and are currently working toward securing the credit facility or guaranty. As of June 30, 1999, the Company has received $12,000,000 in milestone payments. These payments have been recorded as fees potentially refundable from corporate partner and will be recognized as revenue upon Merck's providing the credit facility or guaranty and the Company's obtaining the defined collateral license agreements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis by our management is provided to identify certain significant factors which affected our financial position and operating results during the periods included in the accompanying financial statements.

                              RESULTS OF OPERATIONS

Six Months Ended June 30, 1999 and 1998

Revenues.

Revenues for the six months ended June 30, 1999 and 1998 were $883,000 and $2,615,000, respectively, a decrease of $1,732,000, or 66%. Revenues for the six months ended June 30, 1999 primarily consisted of (i) $150,000 in research support from our partnership with American Home Products Corporation ("American Home") in infectious disease vaccines, (ii) $533,000 in research and support payments from our research and license agreement with Merck for our principal cancer vaccine product candidate, BEC2, and (iii) $195,000 in royalty revenue from our strategic alliance with Abbott Laboratories ("Abbott") in diagnostics. Revenues for the six months ended June 30, 1998 consisted of (i) $150,000 in research support from our partnership with American Home in infectious disease vaccines, (ii) $1,000,000 in milestone revenue and $1,250,000 in research and support payments from our research and license agreement with Merck for BEC2
(iii) $117,000 in royalty revenue from our strategic alliance with Abbott in diagnostics and (iv) $98,000 from a Phase I Small Business Innovation Research grant from the National Cancer Institute for a program in cancer-related angiogenesis. The decrease in revenues for the six months ended June 30, 1999 was primarily attributable to (i) the decrease in research and support revenue as a result of the completion of all research and support payments due from our research and license agreement with Merck for BEC2 and (ii) a decrease in milestone revenue which can vary widely from period to period depending upon the timing of the achievement of various research and development milestones for products under development.

Operating; Research and Development Expenses.

Total operating expenses for the six months ended June 30, 1999 and 1998 were $17,182,000 and $11,805,000, respectively, an increase of $5,377,000, or 46%.
Research and development expenses for the six months ended June 30, 1999 and 1998 were $13,505,000 and $8,846,000, respectively, an increase of $4,659,000 or
53%. Such amounts for the six months ended June 30, 1999 and 1998 represented 79% and 75%, respectively, of total operating expenses. The increase in research and development expenses for the six months ended June 30, 1999 was primarily attributable to (i) the costs associated with an agreement for the supplemental further development and manufacture of clinical grade C225, our lead interventional therapeutic product candidate for cancer, to support ongoing and future human clinical trials, (ii) the costs associated with the initiation of Phase III clinical studies of C225, (iii) expenditures in the functional areas of product development, manufacturing, clinical and regulatory affairs associated with C225 and (iv) expenditures associated with additional staffing in the area of discovery research.

General and Administrative Expenses.

General and administrative expenses include administrative personnel costs, costs incurred in connection with pursuing arrangements with corporate partners and technology licensors, and expenses associated with applying for patent protection for our technology and products. Such expenses for the six months ended June 30, 1999 and 1998 were $3,677,000 and $2,959,000, respectively, an increase of $718,000, or 24%. The increase in general and administrative expenses primarily reflected (i) additional support staffing for the expanding research, development, clinical manufacturing and marketing efforts of the Company, particularly with respect to C225 and (ii) expenses associated with the pursuit of strategic corporate alliances and other corporate development expenses. We expect general and administrative expenses to increase in future periods to support our planned increases in research, development, clinical and manufacturing efforts.

Interest and Other Income or Loss and Interest Expense.

Interest income was $1,168,000 for the six months ended June 30, 1999 compared to $1,607,000 for the six months ended June 30, 1998, a decrease of $439,000, or 27%. The decrease was primarily attributable to the decrease in our investment portfolio as a result of funding our operations. Interest expense was $246,000 and $200,000 for the six months ended June 30, 1999 and 1998, respectively, an increase of $46,000 or 23%. Interest expense for both periods primarily included
(i) interest on an outstanding Industrial Development Revenue Bond issued in 1990 (the "1990 IDA Bond") with a principal amount of $2,200,000 and (ii) interest recorded on various capital lease obligations under a December 1996 Financing Agreement (the "1996 Financing Agreement") and an April 1998 Financing Agreement (the "1998 Financing Agreement") with Finova Technology Finance, Inc. ("Finova"). The increase was primarily attributable to entering into additional capital leases. We recorded losses on securities available for sale for the six months ended June 30, 1999 in the amount of $832,000 as compared to gains of $2,000 for the six months ended June 30, 1998. The loss for the six months ended June 30, 1999 is primarily attributable to the $828,000 write-down of our investment in CombiChem Inc. ("CombiChem") as a result of other an than temporary decline. See "Liquidity and Capital Resources".

Net Losses.

We had net losses to common stockholders of $18,071,000 or $0.73 per share for the six months ended June 30, 1999 compared with $9,606,000 or $0.40 per share for the six months ended June 30, 1998. The increase in the net losses and per share net loss to common stockholders was due primarily to the factors noted above.

Three Months Ended June 30, 1999 and 1998

Revenues.

Revenues for the three months ended June 30, 1999 and 1998 were $254,000 and $765,000, respectively, a decrease of $511,000, or 67%. Revenues for the three months ended June 30, 1999 consisted of (i) $75,000 in research support from our partnership with American Home in infectious disease vaccines, (ii) $108,000 in research and support payments from our research and license agreement with Merck for BEC2, and (iii) $71,000 in royalty revenue from our strategic alliance with Abbott in diagnostics. Revenues for the three months ended June 30, 1998 consisted of (i) $75,000 in research support from our partnership with American Home in infectious disease vaccines, (ii) $625,000 in research and support payments from our research and license agreement with Merck for BEC2 (iii) $65,000 in royalty revenue from our strategic alliance with Abbott in diagnostics. The decrease in revenues for the three months ended June 30, 1999 was primarily attributable to the decrease in research and support revenue as a result of the completion of all research and support payments due from our research and license agreement with Merck for BEC2.

Operating; Research and Development Expenses.

Total operating expenses for the three months ended June 30, 1999 and 1998 were $8,826,000 and $6,221,000, respectively, an increase of $2,605,000, or 42%.
Research and development expenses for the three months ended June 30, 1999 and 1998 were $7,151,000 and $4,675,000, respectively, an increase of $2,476,000 or
53%. Such amounts for the three months ended June 30, 1999 and 1998 represented 81% and 75%, respectively, of total operating expenses. The increase in research and development expenses for the three months ended June 30, 1999 was primarily attributable to (i) the costs associated with an agreement for the supplemental further development and manufacture of clinical grade C225 to support ongoing and future human clinical trials, (ii) the costs associated with the initiation of Phase III clinical studies of C225, (iii) expenditures in the functional areas of product development, manufacturing, clinical and regulatory affairs associated with C225 and (iv) expenditures associated with additional staffing in the area of discovery research.

General and Administrative Expenses.

General and administrative expenses include administrative personnel costs, costs incurred in connection with pursuing arrangements with corporate partners and technology licensors, and expenses associated with applying for patent protection for our technology and products. Such expenses for the three months ended June 30, 1999 and 1998 were $1,675,000 and $1,546,000, respectively, an increase of $129,000, or 8%. The increase in general and administrative expenses primarily reflected (i) additional support staffing for the expanding research, development, clinical manufacturing and marketing efforts of the Company, particularly with respect to C225 and (ii) expenses associated with the pursuit of strategic corporate alliances and other corporate development expenses. We expect general and administrative expenses to increase in future periods to support our planned increases in research, development, clinical and manufacturing efforts.

Interest and Other Income and Interest Expense.

Interest income was $564,000 for the three months ended June 30, 1999 compared to $777,000 for the three months ended June 30, 1998, a decrease of $213,000, or 27%. The decrease was primarily attributable to the decrease in our investment portfolio as a result of funding our operations. Interest expense was $123,000 and $110,000 for the three months ended June 30, 1999 and 1998, respectively, an increase of $13,000 or 12%. Interest expense for both periods primarily included
(i) interest on an outstanding 1990 IDA Bond with a principal amount of $2,200,000 and (ii) interest recorded on various capital lease obligations under the 1996 Financing Agreement and the 1998 Financing Agreement with Finova. The increase was primarily attributable to entering into additional capital leases.

Net Losses.

We had net losses to common stockholders of $9,065,000 or $0.36 per share for the three months ended June 30, 1999 compared with $5,755,000 or $0.24 per share for the three months ended June 30, 1998. The increase in the net losses and per share net loss to common stockholders was due primarily to the factors noted above.

                         LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, our principal sources of liquidity consisted of cash and cash equivalents and short-term securities available for sale of approximately $40,678,000. We have financed our operations since inception primarily through:

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

o we have earned approximately $33,738,000 from license fees, contract research and development fees and royalties from collaborative partners, including approximately $883,000 earned during the six months ended June 30, 1999. Additionally, we have received $12,000,000 in potentially refundable milestone fees from our C225 development and license agreement with Merck. These amounts have yet to be recognized as revenue. See Footnote 8, "Collaborative Agreements", of the Notes to Consolidated Financial Statements.

o we have earned approximately $9,631,000 in interest income, including approximately $1,168,000 earned during the six months ended June 30,1999.

o the sale of the IDA Bonds in each of 1985, 1986 and 1990 raised an aggregate of $6,313,000, the proceeds of which have been used for the acquisition, construction and installation of our research and development facility in New York City, and of which $2,200,000 is currently outstanding.

We signed a definitive agreement in April 1999 with Boehringer Ingelheim Pharmaceuticals KG ("BI Pharmaceuticals") for the further development, production scale-up and manufacture of the Company's lead therapeutic product candidate, C225, for use in human clinical trials. Services pursuant to this agreement commenced in April 1998 pursuant to an agreement in principle. We estimate that the total cost under the agreement, including the cost of additional amounts of material we have the right to request, will be DM12,100,000 or $6,392,000. As of June 30, 1999, we have incurred approximately DM3,940,000, of which DM3,130,000 has been paid, for services provided under this agreement.

In October 1997, we entered into a Collaborative Research and License Agreement with CombiChem to discover and develop novel small molecules against selected targets for the treatment of cancer. At the same time as we entered into this agreement, we entered into a Stock Purchase Agreement pursuant to which we purchased 312,500 shares of common stock of CombiChem, as adjusted, for a total purchase price of $2,000,000. The investment has been classified as a long-term asset. The market value of our investment in CombiChem had declined substantially from the date of our investment. In March 1999, we deemed this decline in market value to be other than temporary. Accordingly, we have adjusted our cost basis in the investment and recorded a loss on securities available for sale of $828,000 in the first quarter of 1999. These securities have not been sold and we will continue to monitor our cost investment in CombiChem.

We have obligations under various capital leases for certain laboratory, office and computer equipment and also certain building improvements primarily under the 1996 Financing Agreement and the 1998 Financing Agreement with Finova. The 1996 Financing Agreement allowed us to finance the lease of equipment and make certain building and leasehold improvements to existing facilities involving amounts totaling approximately $2,500,000. Each lease has a fair market value purchase option at the expiration of a 42-month term. Pursuant to the 1996 Financing Agreement, we issued to Finova a warrant expiring December 31, 1999 to purchase 23,220 shares of our common stock at an exercise price of $9.69 per share. We recorded a non-cash debt discount of approximately $125,000 in connection with this financing, which discount is being amortized over the 42-month term of the first lease. The 1996 Financing Agreement with Finova expired in December 1997 and we utilized only $1,745,000 of the full $2,500,000 under the agreement. In April 1998, we entered into the 1998 Financing Agreement with Finova totaling approximately $2,000,000. The terms of the 1998 Financing Agreement are substantially similar to the now expired 1996 Financing Agreement except that each lease has a 48-month term. As of June 30, 1999, we had entered into twelve individual leases under both the 1996 Financing Agreement and the 1998 Financing Agreement aggregating a total cost of $3,695,000. The 1998 Financing Agreement expired in May 1999.

We have spent and will continue to spend in the future substantial funds to continue the research and development of our products, conduct pre-clinical and clinical trials, establish clinical-scale and commercial-scale manufacturing in our own facilities or in the facilities of others, and market our products. We have continued to engage in discussions with major pharmaceutical and biopharmaceutical companies regarding various alternatives concerning the funding of research and development for certain of our products. No assurance can be given that we will be successful in consummating any such alternatives. Such strategic alliances could include up-front license fees plus milestone fees and revenue sharing. There can be no assurance that we will be successful in achieving such alliances, nor can we predict the amount of funds which might be available to us if we entered into such alliances or the time at which such funds would be made available or the other terms of any such alliances.

In January 1998, we completed the construction and commissioning of a new 1,750 square foot process development center at our Somerville, New Jersey facility at a cost of approximately $1,650,000.

Under our agreement with Merck for C225, we developed, in consultation with Merck, a production concept for a new manufacturing facility for the commercial production of C225. Merck is to provide us, subject to certain conditons, with a $30 million secured line of credit or guaranty for the build-out of this facility. We have determined to erect this facility adjacent to our current manufacturing facility in New Jersey which supplies C225 to support our clinical trials.

We rent our New York City facility under a lease which was scheduled to expire in March 1999. We renewed the entire lease for a term commencing as of January 1, 1999 through December 2004 and have begun to retrofit the facility to better suit our needs at an expected cost of approximately $2,000,000.

The 1990 IDA Bond in the outstanding principal amount of $2,200,000 becomes due in 2004. We will incur annual interest on the 1990 IDA Bond aggregating approximately $250,000. In order to secure our obligations to the NYIDA under the 1990 IDA Bond, we have granted the NYIDA a security interest in facility equipment purchased with the bond proceeds.

The holders of the 400,000 shares of Series A Convertible Preferred Stock are entitled to receive cumulative dividends at an annual rate of $6.00 per share. Dividends accrue as of the issuance date of the Series A Preferred Shares and are payable on the outstanding Series A Preferred Shares in cash on December 31 of each year beginning December 31, 1999 or at the time of conversion or redemption of the Series A Preferred Shares on which the dividend is to be paid, whichever is sooner. Accrued dividends were $3,702,000 at June 30, 1999.

Total capital expenditures made during the six months ended June 30, 1999 were $2,542,000, of which $532,000 have been reimbursed in accordance with the terms of the 1998 Financing Agreement with Finova. Of the total capital expenditures made during the six-months ended June 30, 1999, $1,392,000 related to the purchase of equipment for and costs associated with the retrofit of our corporate office and research laboratories in New York. The balance of capital additions include $933,000 associated with the build-out of the commercial manufacturing facility to be erected adjacent to our current manufacturing facility in New Jersey. The remaining $217,000 related to improving and equipping our existing manufacturing facility.

We expect that our existing capital resources and expected future cash flows should enable us to maintain our current and planned operations through June 2001. Certain milestone payments, including $18,000,000 in cash based milestone payments and $30,000,000 in equity based milestone payments from our C225 development and license agreement with Merck, are to be paid subject to our attaining research and development milestones. There can be no assurance that we will achieve these milestones. Additionally, the termination of the agreement due to Merck's failure to provide the credit facility or guaranty or our failure to obtain the necessary collateral license agreements would require us to return all milestone payments made to date. Our future working capital and capital requirements will depend upon numerous factors, including, but not limited to:

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

o     technological advances.

o     status of competitors.

o     our  ability  to  maintain   existing  and  establish  new   collaborative
      arrangements with other companies to provide funding to support these activities.

o     costs  of   establishing   both  clinical  scale  and   commercial   scale
      manufacturing capacity in our facility and those of others.

In order to fund our capital needs after June 2001, we will require significant levels of additional capital and we intend to raise the capital through additional arrangements with corporate partners, equity or debt financings, or from other sources including the proceeds of product sales, if any. There is no assurance that we will be successful in consummating any such arrangements. If adequate funds are not available, we may be required to significantly curtail our planned operations.

Uncertainties associated with the length and expense of pre-clinical and clinical testing of any of our product candidates could greatly increase the cost of development of such products and affect the timing of any anticipated revenues from product sales. Our failure to obtain regulatory approval for any product will preclude its commercialization. In addition, our failure to obtain sufficient patent protection for our products may make certain of our products commercially unattractive.

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

We have reviewed the potential impact of the "Y2K" bug on our research and development, product development, manufacturing, financial, communication and administrative operations. We determined which systems are critical to our business. We also determined which systems were non-year 2000 compliant.

We are in the process of remediating through corrective programming modifications or system replacement all mission critical systems that we identified as non-compliant. We estimate that this process is substantially completed and that it will be finished by September 30, 1999. In addition, for systems that we have identified as non-mission critical, we also intend to either correct them through programming changes or replace them with compliant software and any necessary hardware or, possibly, simply discontinue using the system.

We have already developed testing protocols and have begun testing for all mission-critical systems. We have substantially completed these testing protocols and expect to be finished no later than September 30, 1999. We are also in the process of testing other systems, and expect to have completed that process no later than September 30, 1999.

We have incurred  approximately  $350,000 on our Year 2000 program  through June
30, 1999. This includes the purchase of third-party software and required hardware to run such software as well as the cost of modifying software. We estimate that any additional costs incurred to complete the second phase will not be material.

In addition to the review of internal systems, we have identified and begun to make inquiries of our critical suppliers, corporate partners, manufacturers, clinical study sites, service suppliers, communications providers, lessors, utilities, and banks whose system failures or non-compliant products could have an adverse impact on our operations. We expect to complete the identification and assessment process for such entities prior to September 30, 1999. While we are not currently aware of any material Year 2000 problems involving such entities that are likely to adversely affect us, there can be no assurance that there will not be such problems or that, if discovered, they will be timely remediated.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our holdings of financial instruments are comprised of a mix of any of U.S. corporate debt, foreign corporate debt, U.S. government debt, foreign government/agency guaranteed debt and commercial paper. All such instruments are classified as securities available for sale. Generally, we do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest in the shorter-end of the maturity spectrum, or if longer, in highly liquid debt instruments with periodic interest rate adjustments. We also have certain foreign exchange currency risk, see footnote 2. We do not consider it necessary to implement a currency hedging program since currently, we do not generally enter into contracts denominated in foreign currencies.

The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of June 30, 1999:

                                                                         2004 and
                    1999       2000         2001        2002    2003    Thereafter          Total       Fair Value
                 ---------  ----------    ---------    ------  ------  ------------       --------      -----------

Fixed Rate           -      $2,739,000        -           -      -           -           $2,739,000      $2,744,000
Average
Interest Rate        -            5.10%       -           -      -           -                5.20%        -

Variable Rate        -            -      $1,136,000(1)    -      -     $33,952,000(1)   $35,088,000     $35,262,000
Average
Interest Rate        -            -            5.43%      -      -              5.17%         5.18%        -

                  --------   ----------  ------------  ------  ------  -------------    -----------     -----------
                     -       $2,739,000  $1,136,000(1)    -      -     $33,952,000(1)   $37,827,000     $38,006,000
                  ========   ==========  ============  ======  ======  =============    ===========     ===========

(1) These holdings consist of U.S. corporate and foreign corporate floating rate notes. Interest on the securities are adjusted at fixed dates using prevailing interest rates. These holdings are highly liquid and we consider the potential for loss of principal to be minimal.

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

      (a) An annual meeting of stockholders was held on May 24, 1999 (the "Annual Meeting").

      (b) The directors elected at the Annual Meeting were Richard Barth, Jean Carvais, Vincent T. DeVita, Jr., Robert F. Goldhammer, David M. Kies, Paul B. Kopperl, John Mendelsohn, William R. Miller, Harlan W. Waksal and Samuel D. Waksal. Such persons are all of the directors of the Company whose term of office as a director continued after the Annual Meeting.

      (c) The matters voted upon at the Annual Meeting and the results of the voting, including broker non-votes, where applicable, are set forth below.

      (i)   Election of directors

                                                                      Broker
   Name                          In Favor          Withheld          Non-Votes
   ----                          --------          --------          ---------
   Richard Barth                21,134,026          602,958             N/A
   Jean Carvais                 21,134,026          602,958             N/A
   Vincent T. DeVita, Jr.       21,134,026          602,958             N/A
   Robert F. Goldhammer         21,134,026          602,958             N/A
   David M. Kies                21,134,026          602,958             N/A
   Paul B. Kopperl              21,134,026          602,958             N/A
   John Mendelsohn              21,134,026          602,958             N/A
   William R. Miller            21,134,026          602,958             N/A
   Harlan W. Waksal             21,134,026          602,958             N/A
   Samuel D. Waksal             21,134,026          602,958             N/A

      (ii) The stockholders approved an amendment to the Company's 1996 Incentive Stock Option Plan (the "1996 ISO Plan") to increase the total number of shares of Common Stock which may be issued pursuant to options which may be granted under the 1996 ISO Plan from 3,000,000 to 4,000,000, which number shall be reduced by the number of shares of Common Stock which have been or may be issued pursuant to options granted under the Company's 1996 Non-Qualified Stock Option Plan (the "1996 Non-Qualified Plan"). The stockholders voted 7,365,864 shares in favor, 2,431,698 shares against, 74,069 shares abstained from voting and there were 11,865,353 broker non-votes.

      (iii) The stockholders approved amendments to the Company's 1996 Non-Qualified Plan to (i) increase the total number of shares of Common Stock which may be issued pursuant to options which may be granted under the 1996 Non-Qualified Plan from 3,000,000 to 4,000,000, which number shall be reduced by the number of shares of common stock which have been or may be issued pursuant to options granted under the Company's 1996 ISO Plan, and (ii) increase the annual option grant made to members of the Board of Directors and the Chairman who are not full-time employees of the Company under the 1996 Non-Qualified Plan. The stockholders voted 7,326,707 shares in favor, 2,460,425 shares against, 84,499 shares abstained from voting and there were 11,865,353 broker non-votes.

      (iv) The stockholders approved a proposal to amend the Company's certificate of incorporation to increase the total number of shares of Common Stock the Company is authorized to issue from 45,000,000 shares to 60,000,000 shares. The stockholders voted 21,245,136 shares in favor, 424,054 shares against and 67,794 shares abstained from voting. Broker non-votes were not applicable.

      (v) The stockholders approved the grant of an option to the Company's President and Chief Executive Officer to purchase 1,000,000 shares of common stock pursuant to a specified vesting schedule. The stockholders voted 7,512,857 shares in favor, 2,322,720 shares against, 131,454 shares abstained from voting and there were 11,769,953 broker non-votes.

      (vi) The stockholders approved the grant of an option to the Company's Executive Vice President and Chief Operating Officer to purchase 650,000 shares of common stock pursuant to a specified vesting schedule. The stockholders voted 7,364,733 shares in favor, 2,372,994 shares against, 133,904 shares abstained from voting and there were 11,865,353 broker non-votes.

      (vii) The stockholders ratified the appointment by the Board of Directors of KPMG LLP as the Company's independent certified public accountants for the fiscal year ending December 31, 1999. The stockholders voted 21,635,440 shares in favor, 50,475 shares against and 51,069 shares abstained from voting. Broker non-votes were not applicable.

Item 6 - Exhibits and Reports on Form 8-K

      (a)   Exhibits (numbered in accordance with Item 601 of Regulation S-K)

            Exhibit No. Description

             3.1A Amendment dated June 4, 1999 to the Company's certificate of incorporation, as amended

            10.72 Agreement for Supply of Material dated as of January 1, 1997 between the Company,
                        Connaught  Laboratories  Limited,  a
                        Pasteur Merieux Company, and Merck KGaA*

            10.73       Development and Supply Agreement dated
                        as of April 30, 1999 between the Company and Boehringer Ingelheim Pharma KG*

            27.1        Financial Data Schedule

            99.6        1996 Non-Qualified Stock Option Plan, as amended.

            99.7        1996 Incentive Stock Option Plan, as amended.

            * Confidential treatment has been requested for a portion of this exhibit.

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

                                        IMCLONE SYSTEMS INCORPORATED
                                        (Registrant)

Date: August 16, 1999              By   /s/ Samuel D. Waksal
                                        ----------------------------------------
                                        Samuel D. Waksal
                                        President and Chief Executive Officer

Date: August 16, 1999              By   /s/ Carl S. Goldfischer
                                        ----------------------------------------
                                        Carl S. Goldfischer
                                        Vice President, Finance and Chief
                                        Financial Officer