Form 10-Q
period 1999-09-30
IMCLONE SYSTEMS INC/DE
filed 1999-11-15
CIK 765258

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended     September 30, 1999

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from                 to

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


              Class                          Outstanding as of November 12, 1999
  Common Stock, par value $.001                          25,632,551 Shares

                          IMCLONE SYSTEMS INCORPORATED


                                      INDEX


                                                                         Page No.

PART I - FINANCIAL INFORMATION


     Item 1.  Financial Statements

              Consolidated Balance Sheets - September 30, 1999
              (unaudited) and December 31, 1998                                1

              Unaudited Consolidated Statements of Operations - Three
               and nine months ended September 30, 1999 and 1998               2

              Unaudited Consolidated Statements of Cash Flows - Nine
              months ended September 30, 1999 and 1998                         3

              Notes to Consolidated Financial Statements                       4



     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                    7

     Item 3.  Quantitative and Qualitative Disclosures About
              Market Risk                                                     14


PART II - OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K                                15

    PART 1 - FINANCIAL INFORMATION
     ITEM 1 - FINANCIAL STATEMENTS

                          IMCLONE SYSTEMS INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except per share and share data)


                                                                                                     SEPTEMBER 30,      DECEMBER 31,
                                                 ASSETS                                                  1999                 1998
                                                                                                               (UNAUDITED)
Current assets:
     Cash and cash equivalents .                                                                        $1,211               $3,888
     Securities available for sale                                                                      33,052               42,851
     Prepaid expenses                                                                                      239                  470
     Other current assets                                                                                1,528                1,196
                                                                                                     -------------      ------------
                            Total current assets                                                        36,030               48,405
                                                                                                     -------------      ------------

Property and equipment:
     Land                                                                                                  340                  340
     Building and building improvements                                                                 10,708               10,519
     Leasehold improvements                                                                              4,878                4,846
     Machinery and equipment                                                                             8,619                7,834
     Furniture and fixtures                                                                                653                  640
     Construction in progress                                                                            3,724                  115
                                                                                                     -------------      ------------
                            Total cost                                                                  28,922               24,294

       Less accumulated depreciation and amortization                                                  (14,162)             (12,877)
                                                                                                     -------------      ------------
                            Property and equipment, net                                                 14,760               11,417
                                                                                                     -------------      ------------

Patent costs, net                                                                                          897                  860
Deferred financing costs, net                                                                               39                   46
Other assets                                                                                             1,868                1,524
                                                                                                     -------------      ------------
                                                                                                       $53,594              $62,252
                                                                                                     =============      ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                                    $1,948               $1,109
    Accrued expenses and other                                                                           2,695                4,847
    Interest payable                                                                                       106                   45
    Deferred revenue                                                                                      --                     75
    Fees potentially refundable from corporate partner                                                  14,000                4,000
    Current portion of long-term liabilities                                                               913                  744
    Preferred stock dividends payable                                                                    4,307                2,512
                                                                                                     -------------      ------------
                            Total current liabilities                                                   23,969               13,332
                                                                                                     -------------      ------------

Long-term debt                                                                                           2,200                2,200
Other long-term liabilities, less current portion                                                        1,363                1,546
                                                                                                     -------------      ------------
                            Total liabilities                                                           27,532               17,078
                                                                                                     -------------      ------------

Commitments and contingencies

Stockholders' equity :
    Preferred stock, $1.00 par value; authorized 4,000,000 shares;
         issued and outstanding Series A Convertible: 400,000 at
         September 30, 1999 and December 31, 1998 (preference in
         liquidation $44,307 and $42,512, respectively)                                                    400                  400
    Common stock, $.001 par value; authorized 60,000,000 shares;
         issued 25,671,324 and 24,567,312 at September 30, 1999 and
         December 31, 1998, respectively; outstanding 25,620,507, and
         24,516,495 at September 30, 1999 and December 31, 1998,
         respectively                                                                                       26                   25
    Additional paid-in capital                                                                         191,094              184,853
    Accumulated deficit                                                                               (165,211)            (138,846)
    Treasury stock, at cost; 50,817 shares at September 30, 1999
         and December 31, 1998                                                                            (492)                (492)
    Note receivable - officer and stockholder                                                             (139)                (142)
    Accumulated other comprehensive income (loss):
         Unrealized gain (loss) on securities available for sale, net                                      384                 (624)
                                                                                                     -------------      ------------
                            Total stockholders' equity                                                  26,062               45,174
                                                                                                     -------------      ------------
                                                                                                       $53,594              $62,252
                                                                                                     =============      ============



          See accompanying notes to consolidated financial statements.
                                     Page 1

                          IMCLONE SYSTEMS INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                                SEPTEMBER 30,                  SEPTEMBER 30,
                                                                             1999           1998           1999              1998

Revenues:
     Product development milestone revenues                                $   --          $   --          $   --            $1,000
     Research and development funding from third
          parties and other                                                     138             819           1,021           2,434
                                                                           --------        --------        --------        --------
                   Total revenues                                               138             819           1,021           3,434
                                                                           --------        --------        --------        --------

Operating expenses:
     Research and development                                                 8,626           6,423          22,131          15,269
     General and administrative                                               2,107           1,215           5,784           4,174
                                                                           --------        --------        --------        --------
                  Total operating expenses                                   10,733           7,638          27,915          19,443
                                                                           --------        --------        --------        --------

Operating loss                                                              (10,595)         (6,819)        (26,894)        (16,009)
                                                                           --------        --------        --------        --------
Other:
     Interest income                                                           (589)           (741)         (1,757)         (2,348)
     Interest expense                                                           129             120             375             320
     Loss (gain) on securities available for sale                                21             (32)            853             (34)
                                                                           --------        --------        --------        --------
                 Net interest  and other income                                (439)           (653)           (529)         (2,062)
                                                                           --------        --------        --------        --------

Net loss                                                                    (10,156)         (6,166)        (26,365)        (13,947)

Preferred dividends (including assumed incremental yield
 attributable to beneficial conversion feature of $333 and
 $317 for the three months ended September 30, 1999
 and 1998, respectively and $1,005 and $952 for the
 nine months ended September 30, 1999 and 1998,
 respectively)                                                                  938             922           2,800           2,747
                                                                           --------        --------        --------          ------

Net loss to common stockholders                                            $(11,094)        $(7,088)       $(29,165)       $(16,694)
                                                                           ========        ========        ========        ========


Basic and diluted net loss per common share                                  $(0.44)         $(0.29)       $  (1.17)       $  (0.69)
                                                                           ========        ========        ========        ========

Weighted average shares outstanding                                          25,398          24,328          24,947          24,277
                                                                           ========        ========        ========        ========



          See accompanying notes to consolidated financial statements.
                                     Page 2

                         IMCLONE SYSTEMS INCORPORATED

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                                              Nine Months Ended
                                                                                                                 September 30,

                                                                                                            1999              1998
Cash flows from operating activities:
   Net loss                                                                                               $(26,365)        $(13,947)
   Adjustments to reconcile net loss to net
          cash used in operating activities:
      Depreciation and amortization                                                                          1,374            1,341
      Expense associated with issuance
          of options and warrants                                                                            1,979              416
      Loss (gain) on securities available for sale                                                             853              (34)
      Changes in:
         Prepaid expenses                                                                                      231              382
         Other current assets                                                                                 (332)            (320)
         Other assets                                                                                         (130)             (47)
         Interest payable                                                                                       61               38
         Accounts payable                                                                                      839             (429)
         Accrued expenses and other                                                                         (2,152)           1,023
         Deferred revenue                                                                                      (75)             150
         Fees potentially refundable from corporate partner                                                 10,000               --
                                                                                                          --------         --------
                        Net cash used in operating activities                                              (13,717)         (11,427)
                                                                                                          --------         --------
Cash flows from investing activities:
      Acquisitions of property and equipment                                                                (4,096)            (812)
      Purchases of securities available for sale                                                           (19,378)         (38,322)
      Sales and maturities of securities available for sale                                                 29,117           50,503
      Additions to patents                                                                                    (118)            (248)
                                                                                                          --------         --------
                        Net cash provided by  investing activities                                           5,525           11,121
                                                                                                          --------         --------

Cash flows from financing activities:
      Proceeds from exercise of stock options and warrants                                                   5,936              404
      Proceeds from issuance of common stock under the employee stock purchase plan                            114               12
      Proceeds from equipment and building improvement financings                                               94              593
      Payments of other liabilities                                                                           (640)            (662)
      Interest received on note receivable - officer and stockholder                                            11               --
                                                                                                          --------         --------
                        Net cash provided by financing activities                                            5,515              347
                                                                                                          --------         --------


Net (decrease) increase in cash and cash equivalents                                                        (2,677)              41

Cash and cash equivalents at beginning of period                                                             3,888            2,558
                                                                                                          --------         --------
Cash and cash equivalents at end of period                                                                  $1,211           $2,599
                                                                                                          ========         ========


                          IMCLONE SYSTEMS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(1)  BASIS OF PRESENTATION

The consolidated financial statements of ImClone Systems Incorporated ("ImClone" or the "Company") as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 are unaudited. In the opinion of management, these unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission.

Results for the interim periods are not necessarily indicative of results for the full years.

(2) SEGMENT INFORMATION

The Company is a biopharmaceutical company engaged in the research and development of novel cancer treatments. The Company is currently pursuing three research and development programs that it believes show promise for treating cancer: growth factor inhibitors, cancer vaccines and angiogenesis inhibitors. A substantial portion of the Company's efforts and resources are devoted to research and development conducted on its own behalf and through collaborations with corporate partners and academic research and clinical institutions. The Company has not derived any commercial revenue from product sales. The Company is managed and operated as one business. The entire business is comprehensively managed by a single management team that reports to the Chief Operating Officer. The Company does not operate separate lines of business or separate business entities with respect to any of its product candidates. In addition, the Company does not directly conduct any of its operations outside of the United States. Accordingly, the Company does not prepare discrete financial information with respect to separate product areas or by location and does not have separately reportable segments as defined by SFAS No. 131.

(3) FOREIGN CURRENCY TRANSACTIONS

Gains and losses from foreign currency transactions, such as those resulting from the translation and settlement of receivables and payables denominated in foreign currencies, are included in the consolidated statement of operations. The Company does not currently use derivative financial instruments to manage the risks associated with foreign currency fluctuations. The Company recorded gains on foreign currency transactions of approximately $9,000 for the nine months ended September 30, 1999 and losses on foreign currency transactions of approximately $131,000 for the nine months ended September 30, 1998. For the three months ended September 30, 1999 and September 30, 1998, the Company recorded foreign currency transaction losses of approximately $132,000 and $20,000, respectively.

(4) COMMITMENTS

The Company signed a definitive agreement in April 1999 with Boehringer Ingelheim Pharmaceuticals KG ("BI Pharmaceuticals") for the further development, production scale-up and manufacture of the Company's lead therapeutic product candidate, C225, for use in human clinical trials. Services pursuant to this agreement commenced in April 1998 pursuant to an agreement in principle. The Company estimates that the total cost under the agreement, including the cost of additional amounts of material the Company had the right to request, will be DM12,100,000 or $6,636,000 as of September 30, 1999. As of September 30, 1999,
the Company has incurred approximately DM3,940,000, of which DM3,720,000 has been paid, for services provided under this agreement.

(5) RELATED PARTY TRANSACTIONS

In January 1998, the Company accepted a promissory note totaling approximately $131,000 from its President and CEO in connection with the exercise of a warrant to purchase 87,305 shares of the Company's common stock, $.001 par value (the "Common Stock"). The note is due no later than two years from issuance and is full recourse. Interest was paid on the first anniversary date of the promissory note at an annual rate of 8.5% and is payable on the stated maturity or any accelerated maturity at the annual rate of 8.5%. At September 30, 1999, the total amount due the Company, including interest, was approximately $139,000 and is classified in the stockholders' equity section of the balance sheet as a note receivable from officer and stockholder.

(6)  EARNINGS PER SHARE

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

(7)  COMPREHENSIVE INCOME (LOSS)

The following table reconciles net loss to comprehensive loss:

                                                                    THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                         SEPTEMBER 30,
                                                                  ........................              ........................
                                                                  1999               1998               1999                1998
                                                                  .....              .....              .....               ....

Net loss                                                      $(10,156,000)       $(6,166,000)      $(26,365,000)     $(13,947 ,000)

Other comprehensive income:
   Unrealized holding gain arising
   during the period                                                86,000           (910,000)           155,000           (704,000)
   Less: Reclassification adjustment for
             realized gain (loss) included in
             net loss                                              (21,000)            32,000           (853,000)            34,000
                                                              ------------        -----------       ------------       ------------
      Total other comprehensive income                             107,000           (942,000)         1,008,000           (738,000)
                                                              ------------        -----------       ------------       ------------
Total comprehensive loss                                      $(10,049,000)       $(7,108,000)      $(25,357,000)      $(14,685,000)
                                                              ============        ===========       ============       ============

(8)  LOSS ON SECURITIES AVAILABLE FOR SALE

In October 1997, the Company entered into a Collaborative Research and License Agreement with CombiChem Inc. ("CombiChem"). Concurrent with this agreement, the Company entered into a Stock Purchase Agreement pursuant to which the Company purchased 312,500 shares of common stock of CombiChem, as adjusted, for a total purchase price of $2,000,000. The investment has been classified as available for sale and a long-term asset. The market value of the investment in CombiChem has declined substantially from the date of original investment and the Company has deemed this decline in market value to be other than temporary. Accordingly, the cost basis in the investment in CombiChem has been adjusted and a loss on securities available for sale of $828,000 was recorded in March 1999. These securities have not been sold by the Company. In October 1999, CombiChem announced that it is being acquired and holders of its shares will receive cash consideration of approximately $6.75 per share, subject to completion of the acquisition, which would represent a financial reporting gain with respect to the CombiChem shares of approximately $937,000, after considering the aforementioned write-down.

(9) COMMON STOCK

On May 24, 1999, the date of the annual shareholders meeting, the stockholders approved the amendment of the Company's certificate of incorporation to increase the total number of shares of Common Stock the Company is authorized to issue from 45,000,000 shares to 60,000,000 shares.

In September 1999, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-3 relating to the public offering and sale of up to 2,875,000 shares of its common stock. There can be no assurance that the Company will consummate the sale of any of these shares of common stock.

(10) STOCK OPTIONS AND WARRANTS

On May 24, 1999, the date of the annual shareholders meeting, the stockholders approved an amendment to the Company's 1996 Incentive Stock Option Plan (the "1996 ISO Plan") to increase the total number of shares of Common Stock that may be issued pursuant to options that may be granted under the 1996 ISO Plan from 3,000,000 to 4,000,000, which number shall be reduced by the number of shares of Common Stock that have been or may be issued pursuant to options granted under the Company's 1996 Non-Qualified Stock Option Plan (the "1996 Non-Qualified Plan").

The stockholders also approved amendments to the Company's 1996 Non-Qualified Plan to (i) increase the total number of shares of Common Stock that may be issued pursuant to options that may be granted under the 1996 Non-Qualified Plan from 3,000,000 to 4,000,000, which number shall be reduced by the number of shares of common stock that have been or may be issued pursuant to options granted under the Company's 1996 ISO Plan, and (ii) increase the annual option grant made to members of the Board of Directors and the Chairman who are not full-time employees of the Company under the 1996 Non-Qualified Plan. The annual option grant to non-employee members of the Board of Directors increased from 2,500 to 15,000 and the annual option grant to the Chairman increased from 2,500 to 30,000.

The stockholders approved the grant of an option to the Company's President and Chief Executive Officer to purchase 1,000,000 shares of Common Stock at a per share exercise price equal to $18.25, the last reported sale price of the Common Stock on the date shareholder approval was obtained at the annual shareholders meeting. The options will vest no later than six years from the grant date and specified amounts are subject to earlier vesting if specified Company Common Stock price thresholds are met.

The stockholders approved the grant of an option to the Company's Executive Vice President and Chief Operating Officer to purchase 650,000 shares of Common Stock at a per share exercise price equal to $18.25, the last reported sale price of the Common Stock on the date shareholder approval was obtained at the annual shareholders meeting. The options will vest no later than six years from the grant date and specified amounts are subject to earlier vesting if specified Company Common Stock price thresholds are met.

(11)  RECLASSIFICATION

Certain amounts previously reported have been reclassified to conform to the current year's presentation.

(12)  COLLABORATIVE AGREEMENTS

The Company has a development and license agreement with Merck KGaA with respect to C225, its lead interventional therapeutic product for the treatment of cancer. In exchange for certain marketing and development rights, the Company can receive up to $60,000,000 in milestone payments ($30,000,000 of which are equity based) assuming the achievement of certain milestones and a $30,000,000 secured line of credit or guaranty for the build-out of a manufacturing facility for the commercial production of C225. This agreement may be terminated by Merck KGaA in various instances, including (i) at its discretion on any date on which a milestone is achieved (in which case no milestone payment will be made), (ii) for a one-year period after first commercial sale of C225 in Merck KGaA's territory, upon Merck KGaA's reasonable determination that the product is economically unfeasible (in which case Merck KGaA is entitled to receive back 50% of the cash-based milestone payments then paid to date, but only out of revenues received, if any, based upon a royalty rate applied to the gross profit from C225 sales or C225 license fees in the United States and Canada), or (iii) in the event the Company does not obtain certain collateral license agreements in which case Merck KGaA also is entitled to a return of all cash amounts with respect to milestone payments to date, plus liquidated damages of $500,000. In April 1999, the parties agreed on the production concept for the manufacturing facility and are currently working toward securing Merck KGaA's guaranty of the Company's obligations under a $30,000,000 credit facility relating to the construction of the manufacturing facility. In the event of termination of the agreement, the

 Company will be required to use its best reasonable efforts to cause the release of Merck KGaA as guarantor. As of September 30, 1999, the Company has received $14,000,000 in milestone payments. And, as of October 27, 1999, Merck KGaA has confirmed the Company has achieved milestones, with respect to which the Company is entitled to receive an additional $6,000,000 in payments. These payments have been recorded as fees potentially refundable from corporate partner and will be recognized as revenue upon Merck's providing the credit facility or guaranty and the Company's obtaining the defined collateral license agreements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis by our management is provided to identify certain significant factors which affected our financial position and operating results during the periods included in the accompanying financial statements.


                              RESULTS OF OPERATIONS

Nine Months Ended September 30, 1999 and 1998

REVENUES.

Revenues for the nine months ended September 30, 1999 and 1998 were $1,021,000 and $3,434,000, respectively, a decrease of $2,413,000, or 70%. Revenues for the nine months ended September 30, 1999 primarily consisted of (i) $225,000 in research support from our partnership with American Home Products Corporation ("American Home") in infectious disease vaccines, (ii) $533,000 in research and support payments from our research and license agreement with Merck KGaA for our principal cancer vaccine product candidate, BEC2, and (iii) $258,000 in royalty revenue from our strategic alliance with Abbott Laboratories ("Abbott") in diagnostics. Revenues for the nine months ended September 30, 1998 consisted of
(i) $225,000 in research support from our partnership with American Home in infectious disease vaccines, (ii) $1,000,000 in milestone revenue and $1,875,000 in research and support payments from our research and license agreement with Merck for BEC2 (iii) $236,000 in royalty revenue from our strategic alliance with Abbott in diagnostics and (iv) $98,000 from a Phase I Small Business Innovation Research grant from the National Cancer Institute for a program in cancer-related angiogenesis. The decrease in revenues for the nine months ended September 30, 1999 was primarily attributable to (i) the decrease in research and support revenue as a result of the completion of all research and support payments due from our research and license agreement with Merck KGaA for BEC2 and (ii) a decrease in milestone revenue which can vary widely from period to period depending upon the timing of the achievement of various research and development milestones for products under development.

OPERATING; RESEARCH AND DEVELOPMENT EXPENSES.

Total operating expenses for the nine months ended September 30, 1999 and 1998 were $27,915,000 and $19,443,000, respectively, an increase of $8,472,000, or
44%. Research and development expenses for the nine months ended September 30, 1999 and 1998 were $22,131,000 and $15,269,000, respectively, an increase of $6,862,000 or 45%. Such amounts for the nine months ended September 30, 1999 and 1998 represented 79% of total operating expenses in both years. The increase in research and development expenses for the nine months ended September 30, 1999 was primarily attributable to (i) the costs associated with the initiation of a pivotal Phase III clinical trial of C225 in treating head and neck cancer in combination with radiation, (ii) the costs associated with the initiation of two additional Phase II clinical trials of C225, one in refractory head and neck cancer in combination with cisplatin and one in refractory colorectal cancer in combination with irinotecan, (iii) expenditures in the functional areas of product development, manufacturing, clinical and regulatory affairs associated with C225, (iv) expenses recognized in connection with the issuance of options granted to scientific consultants and collaborators and (v) expenditures associated with additional staffing in the area of discovery research. We expect research and development costs to increase in future periods as we continue to expand our efforts in product development and clinical trials.

GENERAL AND ADMINISTRATIVE EXPENSES.

General and administrative expenses include administrative personnel costs, costs incurred in connection with pursuing arrangements with corporate partners and technology licensors, and expenses associated with applying for patent protection for our technology and products. Such expenses for the nine months ended September 30, 1999 and 1998 were $5,784,000 and $4,174,000, respectively, an increase of $1,610,000, or 39%. The increase in general and administrative expenses primarily reflected (i) additional support staffing for the expanding research, development, clinical, manufacturing and marketing efforts of the Company, particularly with respect to C225 and (ii) expenses associated with the pursuit of strategic corporate alliances and other corporate development expenses. We expect general and administrative expenses to increase in future periods to support our planned increases in research, development, clinical and manufacturing efforts.

INTEREST AND OTHER INCOME OR LOSS AND INTEREST EXPENSE.

Interest income was $1,757,000 for the nine months ended September 30, 1999 compared with $2,348,000 for the nine months ended September 30, 1998, a decrease of $591,000, or 25%. The decrease was primarily attributable to the decrease in our investment portfolio as a result of funding our operations. Interest expense was $375,000 and $320,000 for the nine months ended September 30, 1999 and 1998, respectively, an increase of $55,000 or 17%. Interest expense for both periods primarily included (i) interest on an outstanding Industrial Development Revenue Bond issued in 1990 (the "1990 IDA Bond") with a principal amount of $2,200,000 and (ii) interest recorded on various capital lease obligations under a December 1996 Financing Agreement (the "1996 Financing Agreement") and an April 1998 Financing Agreement (the "1998 Financing Agreement") with Finova Technology Finance, Inc. ("Finova"). The increase was primarily attributable to entering into additional capital leases. We recorded losses on securities available for sale for the nine months ended September 30, 1999 in the amount of $853,000 as compared to gains of $34,000 for the nine months ended September 30, 1998. The loss for the nine months ended September 30, 1999 is primarily attributable to the $828,000 write-down of our investment in CombiChem Inc. ("CombiChem") as a result of an other than temporary decline. See "Liquidity and Capital Resources". In October 1999, CombiChem announced that it is being acquired and holders of its shares will receive cash consideration of approximately $6.75 per share, subject to completion of the acquisition, which would represent a financial reporting gain with respect to the CombiChem shares of approximately $937,000, after considering the aforementioned write-down. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

NET LOSSES.

We had net losses to common stockholders of $29,165,000 or $1.17 per share for the nine months ended September 30, 1999 compared with $16,694,000 or $0.69 per share for the nine months ended September 30, 1998. The increase in the net losses and per share net loss to common stockholders was due primarily to the factors noted above.

Three Months Ended September 30, 1999 and 1998

REVENUES.

Revenues for the three months ended September 30, 1999 and 1998 were $138,000 and $819,000, respectively, a decrease of $681,000, or 83%. Revenues for the three months ended September 30, 1999 consisted of (i) $75,000 in research support from our partnership with American Home in infectious disease vaccines, and (ii) $63,000 in royalty revenue from our strategic alliance with Abbott in diagnostics. Revenues for the three months ended September 30, 1998 consisted of
(i) $75,000 in research support from our partnership with American Home in infectious disease vaccines, (ii) $625,000 in research and support payments from our research and license agreement with Merck KGaA for BEC2 (iii) $119,000 in royalty revenue from our strategic alliance with Abbott in diagnostics. The decrease in revenues for the three months ended September 30, 1999 was primarily attributable to the decrease in research and support revenue as a result of the completion of all research and support payments due from our research and license agreement with Merck for BEC2.

OPERATING; RESEARCH AND DEVELOPMENT EXPENSES.

Total operating expenses for the three months ended September 30, 1999 and 1998 were $10,733,000 and $7,638,000, respectively, an increase of $3,095,000, or
41%. Research and development expenses for the three months ended September 30, 1999 and 1998 were $8,626,000 and $6,423,000, respectively, an increase of $2,203,000 or 34%. Such amounts for the three months ended September 30, 1999 and 1998 represented 80% and 84%, respectively, of total operating expenses. The increase in research and development expenses for the nine months ended September 30, 1999 was primarily attributable to (i) the costs associated with the initiation of a pivotal Phase III clinical trial of C225 in treating head and neck cancer in combination with radiation, (ii) the costs associated with the initiation of two additional Phase II clinical trials of C225, one in refractory head and neck cancer in combination with cisplatin and one in refractory colorectal cancer in combination with irinotecan, (iii) expenditures in the functional areas of product development, manufacturing, clinical and regulatory affairs associated with C225, (iv) expenses recognized in connection with the issuance of options granted to scientific consultants and collaborators and (v) expenditures associated with additional staffing in the area of discovery research. We expect research and development costs to increase in future periods as we continue to expand our efforts in product development and clinical trials.

GENERAL AND ADMINISTRATIVE EXPENSES.

General and administrative expenses include administrative personnel costs, costs incurred in connection with pursuing arrangements with corporate partners and technology licensors, and expenses associated with applying for patent protection for our technology and products. Such expenses for the three months ended September 30, 1999 and 1998 were $2,107,000 and $1,215,000, respectively, an increase of $892,000, or 73%. The increase in general and administrative expenses primarily reflected (i) additional support staffing for the expanding research, development, clinical, manufacturing and marketing efforts of the Company, particularly with respect to C225 and (ii) expenses associated with the pursuit of strategic corporate alliances and other corporate development expenses. We expect general and administrative expenses to increase in future periods to support our planned increases in research, development, clinical and manufacturing efforts.

INTEREST AND OTHER INCOME AND INTEREST EXPENSE.

Interest income was $589,000 for the three months ended September 30, 1999 compared with $741,000 for the three months ended September 30, 1998, a decrease of $152,000, or 21%. The decrease was primarily attributable to the decrease in our investment portfolio as a result of funding our operations. Interest expense was $129,000 and $120,000 for the three months ended September 30, 1999 and 1998, respectively, an increase of $9,000 or 8%. Interest expense for both periods primarily included (i) interest on the outstanding 1990 IDA Bond with a principal amount of $2,200,000 and (ii) interest recorded on various capital lease obligations under the 1996 Financing Agreement and the 1998 Financing Agreement with Finova.

NET LOSSES.

We had net losses to common stockholders of $11,094,000 or $0.44 per share for the three months ended September 30, 1999 compared with $7,088,000 or $0.29 per share for the three months ended September 30, 1998. The increase in the net losses and per share net loss to common stockholders was due primarily to the factors noted above.

                         LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, our principal sources of liquidity consisted of cash and cash equivalents and short-term securities available for sale of approximately $34,263,000. Since inception, we have financed our operations through the following means:

- Public and private sales of equity securities in financing transactions have raised approximately $163,799,000 in net proceeds.

- We have earned approximately $33,876,000 from license fees, contract research and development fees and royalties from collaborative partners, including approximately $1,021,000 earned during the nine months ended September 30, 1999. Additionally, we have received $14,000,000 in potentially refundable fees from our C225 development and license agreement with Merck KGaA. And, as of October 27, 1999, Merck KGaA has confirmed that we have achieved milestones, with respect to which we are entitled to receive an additional $6,000,000 in payments. The amounts from Merck KGaA with respect to C225 have yet to be recognized as revenue. See Footnote 12, "Collaborative Agreements", of the Notes to Consolidated Financial Statements.

- We have earned approximately $10,220,000 in interest income, including approximately $1,757,000 earned during the nine months ended September 30,1999.

- The sale of the Industrial Development Revenue Bonds ( the "IDA Bonds") in each of 1985, 1986 and 1990 through the New York Industrial Development Agency (the "NYIDA") raised an aggregate of $6,313,000, the proceeds of which have been used for the acquisition, construction and installation of our research and development facility in New York City, and of which $2,200,000 is currently outstanding.

The 1990 IDA Bond in the outstanding principal amount of $2,200,000 becomes due in 2004. We will incur annual interest on the 1990 IDA Bond aggregating approximately $250,000. In order to secure our obligations to the NYIDA under the 1990 IDA Bond, we have granted the NYIDA a security interest in facility equipment purchased with the bond proceeds.

We signed a definitive agreement in April 1999 with Boehringer Ingelheim Pharmaceuticals KG ("BI Pharmaceuticals") for the further development, production scale-up and manufacture of the Company's lead therapeutic product candidate, C225, for use in human clinical trials. Services pursuant to this agreement commenced in April 1998 pursuant to an agreement in principle. We estimate that the total cost under the agreement, including the cost of additional amounts of material we had the right to request, will be DM12,100,000 or $6,636,000 as of September 30, 1999. As of September 30, 1999,
we had incurred approximately DM3,940,000, of which DM3,720,000 has been paid, for services provided under this agreement. We do not currently hedge our exposure to the foreign currency risk associated with this agreement. We may pursue an agreement with another third party relating to the manufacture of C225 for both clinical trials and commercial sale. Any such agreement would likely require us to expend substantial funds over the next several years for process development and for supply of C225.

We have obligations under various capital leases for certain laboratory, office and computer equipment and also certain building improvements primarily under the 1996 Financing Agreement and the 1998 Financing Agreement with Finova. The 1996 Financing Agreement allowed us to finance the lease of equipment and make certain building and leasehold improvements to existing facilities involving amounts totaling approximately $2,500,000. Each lease has a fair market value purchase option at the expiration of a 42-month term. Pursuant to the 1996 Financing Agreement, we issued to Finova a warrant expiring December 31, 1999 to purchase 23,220 shares of our common stock at an exercise price of $9.69 per share. We recorded a non-cash debt discount of approximately $125,000 in connection with this financing, which discount is being amortized over the 42-month term of the first lease. The 1996 Financing Agreement with Finova expired in December 1997 and we utilized only $1,745,000 of the full $2,500,000 under the agreement. In April 1998, we entered into the 1998 Financing Agreement with Finova totaling approximately $2,000,000. The terms of the 1998 Financing Agreement are substantially similar to the now expired 1996 Financing Agreement except that each lease has a 48-month term. As of September 30, 1999, we had entered into twelve individual leases under both the 1996 Financing Agreement and the 1998 Financing Agreement aggregating a total cost of $3,695,000. The 1998 Financing Agreement expired in May 1999.

We rent our New York City facility under a lease that was scheduled to expire in March 1999. We renewed the entire lease for a term commencing as of January 1, 1999 through December 2004 and have begun to retrofit the facility to better suit our needs at an expected cost of approximately $2,000,000.

Under our agreement with Merck KGaA for C225, we developed, in consultation with Merck KGaA, a production concept for a new manufacturing facility for the commercial production of C225. Merck KGaA is to provide us, subject to certain conditions, with a guaranty under a $30,000,000 credit facility for the build-out of this facility. We have determined to erect this facility adjacent to our current manufacturing facility in New Jersey, which supplies C225 to support our clinical trials. We plan to begin construction on this facility in the first half of 2000 and estimate that the total cost will be approximately $45,000,000. We are currently in the process of finalizing the terms of the loan agreement and guaranty. We expect to fund the remaining cost of this facility through a combination of cash on hand and equipment financing transactions.

Total capital expenditures made during the nine months ended September 30, 1999 were $4,628,000, of which $532,000 have been reimbursed in accordance with the terms of the 1998 Financing Agreement with Finova. Of the total capital expenditures made during the nine months ended September 30, 1999, $1,788,000 related to the purchase of equipment for and costs associated with the retrofit of our corporate office and research laboratories in New York. The balance of capital additions include $1,821,000 in engineering and other pre-construction costs associated with the build-out of the commercial manufacturing facility to be erected adjacent to our current manufacturing facility in New Jersey. The remaining $1,019,000 related to improving and equipping our existing manufacturing facility.

The holders of the 400,000 shares of Series A Preferred Stock are entitled to receive cumulative dividends at an annual rate of $6.00 per share. Dividends accrue as of the issuance date of the Series A Preferred Stock and are payable on the outstanding Series A Preferred Stock in cash on December 31 of each year beginning December 31, 1999 or at the time of conversion or redemption of the Series A Preferred Stock on which the dividend is to be paid, whichever is sooner. Accrued dividends were $4,307,000 at September 30, 1999.

We have filed with the Securities and Exchange Commission a Registration Statement on Form S-3 relating to the public offering and sale of up to 2,875,000 shares of our common stock. There can be no assurance that we will consummate the sale of any of these shares of common stock.

We believe that our existing cash on hand and amounts expected to be available under our credit facilities, together with the net proceeds from the anticipated offering of our common stock, should enable us to maintain our current and planned operations through at least 2001. We are also entitled to reimbursement for certain research and development expenditures and to certain milestone payments, including $16,000,000 in cash-based milestone payments and $30,000,000 in equity-based milestone payments from our C225 development and license agreement with Merck KGaA, which are to be paid subject to our attaining research and development milestones, certain of which have recently been attained, and certain other conditions. There can be no assurance that we will achieve the unachieved milestones. Additionally, the termination of the agreement due to our failure to obtain the necessary collateral license agreements would require us to return all milestone payments made to date, plus $500,000 in liquidated damages. Our future working capital and capital requirements will depend upon numerous factors, including, but not limited to:

- progress of our research and development programs, pre-clinical testing and clinical trials

-        our corporate partners fulfilling their obligations to us

-        timing and cost of seeking and obtaining regulatory approvals

- timing and cost of manufacturing scale-up and effective commercialization activities and arrangements

- level of resources that we devote to the development of marketing and sales capabilities

-        costs involved in filing, prosecuting and enforcing patent claims

-        technological advances

-        status of competitors

- our ability to maintain existing and establish new collaborative arrangements with other companies to provide funding to support these activities

- costs of establishing both clinical scale and commercial scale manufacturing capacity in our facility and those of others

In order to fund our capital needs after 2001, we will require significant levels of additional capital and we intend to raise the capital through additional arrangements with corporate partners, equity or debt financings, or from other sources including the proceeds of product sales, if any. There is no assurance that we will be successful in consummating any such arrangements. If adequate funds are not available, we may be required to significantly curtail our planned operations.

At December 31, 1998, we had net operating loss carryforwards for United States federal income tax purposes of approximately $130,954,000 which expire at various dates from 2000 through 2018. At December 31, 1998 we had research credit carryforwards of approximately $4,725,000 which expire at various dates between years 2009 and 2018. Under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation's ability to use net operating loss and research credit carryforwards may be limited if the corporation experiences a change in ownership of more than 50 percentage points within a three-year period. Since 1986, we experienced two such ownership changes. As a result, we are only permitted to use in any one year approximately $5,159,000 of our available net operating loss carryforwards that relate to periods before these ownership changes. Similarly, we are limited in using our research credit carryforwards. It has not been determined whether the pending public offering of our common stock will result in additional ownership changes that would further limit the use of our net operating losses and research credit carryforwards.

YEAR 2000

The "Year 2000 problem" involves mainly the inability of certain computer programs and microprocessing devices to differentiate between the year 1900 and the year 2000 because two-digit rather than four-digit fields were used to identify the year. There are a variety of related "date" problems, including the use by older programs and devices of algorithms that will fail to correctly identify the year 2000 and certain other years in the twenty-first century as leap years. A Year 2000 problem could cause a computer system or microprocessor that is date sensitive to malfunction, resulting in system failures. Such failures could cause disruptions of our operations, including, without limitation, the systems in place at our Somerville, New Jersey clinical-scale manufacturing facility, computers, communication devices and laboratory instrumentation and systems which use date-based information in our research and development and scientific testing or, possibly, in our pre-clinical or clinical trials.

To deal with the Year 2000 problem we have developed a Year 2000 program that has three main phases: (1) review of information technology and non-information-technology systems for the purposes of assessing the potential impact of Year 2000 on our business and identifying non-Year 2000 compliant systems; (2) remediation and development of contingency plans; and (3) testing. These phases are not necessarily sequential. We have a Year 2000 team to coordinate and carry out the various phases and Reporting Responsible Persons in each critical area, including computer hardware, software, other hardware, laboratory equipment, collaborators and process/clinical development. While we believe that our program is and will be adequate to address Year 2000 problems, there can be no assurance that our operations will not be adversely affected. While we have devoted significant resources to dealing with the Year 2000 problem, our efforts to date have not caused the deferral of any other significant information technology projects.

We have reviewed the potential impact of the "Y2K" bug on our research and development, product development, manufacturing, financial, communication and administrative operations. We determined which systems are critical to our business. We also determined which systems were non-Year 2000 compliant.

We are in the process of remediating through corrective programming modifications or system replacement all mission critical systems that we identified as non-compliant. We believe that this process is substantially completed. In addition, for systems that we have identified as non-mission critical, we also intend to either correct them through programming changes or replace them with compliant software and any necessary hardware or, possibly, simply discontinue using the system.

We have incurred approximately $350,000 on our Year 2000 program through September 30, 1999. This includes the purchase of third-party software and required hardware to run such software as well as the cost of modifying software. We estimate that any additional costs incurred to complete our remediation plan will not be material.

In addition to the review of internal systems, we are making inquiries of our critical suppliers, corporate partners, manufacturers, clinical study sites, service suppliers, communications providers, lessors, utilities, and banks whose system failures or non-compliant products could have an adverse impact on our operations. While we are not currently aware of any material Year 2000 problems involving such entities that are likely to adversely affect us, there can be no assurance that there will not be such problems or that, if discovered, they will be timely remediated.

We have developed contingency plans to deal with possible disruptions of important operations such as discovery research, product development, manufacturing and ongoing clinical trials. Such disruptions could affect the development and ultimate marketing of potential products as well as put us at a competitive disadvantage relative to companies that have corrected such problems. These contingency plans may need to be refined as more information becomes available.

CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS--SAFE HARBOR STATEMENT

         Those statements contained herein that do not relate to historical information are forward-looking statements. There can be no assurance that the future results covered by such forward-looking statements will be achieved. Actual results may differ materially due to the risks and uncertainties inherent in the Company's business, including without limitation, the risks and uncertainties associated with completing pre-clinical and clinical trials of the Company's compounds that demonstrate such compounds' safety and effectiveness; obtaining additional financing to support the Company's operations; obtaining and maintaining regulatory approval for such compounds; complying with other governmental regulations applicable to the Company's business; obtaining the raw materials necessary in the development of such compounds; consummating collaborative arrangements with corporate partners for product development; achieving milestones under collaborative arrangements with corporate partners; developing the capacity and ability to manufacture, as well as to market and sell the Company's products, either directly or with collaborative partners; developing market demand for and acceptance of such products; competing effectively with other pharmaceutical and biotechnological products; obtaining adequate reimbursement from third party payors; attracting and retaining key personnel; obtaining patents to protect the Company's own products, licenses to use certain technologies of third parties and operating without infringing the intellectual property rights of others; successfully remedying Year 2000 problems by the Company and those entities associated with the Company; and those other factors set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview and Risk Factors," in the Company's most recent Registration Statement on Form S-3.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our holdings of financial instruments are comprised of a mix of any of U.S. corporate debt, foreign corporate debt, U.S. government debt, foreign government/agency guaranteed debt and commercial paper. All such instruments are classified as securities available for sale. Generally, we do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in investment grade fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest in the shorter-end of the maturity spectrum or if longer, in highly liquid debt instruments with periodic interest rate adjustments. We also have certain foreign exchange currency risk. See footnote 4.

The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of September 30, 1999:



                                                                        2004 AND
                    1999        2000        2001     2002    2003      THEREAFTER         TOTAL        FAIR VALUE
                    ----        ----        ----     ----    ----      ----------         -----        ----------

Fixed Rate           -         $2,844,000    -        -        -           -            $2,844,000      $2,843,000
Average
Interest Rate        -              5.10%    -        -        -           -                 5.10%        -

Variable Rate        -            -          -        -        -      $30,214,000(1)   $30,214,000     $30,209,000
Average
Interest Rate        -            -          -        -        -               5.59%         5.59%        -

                 ------        ----------  ------  -------  ------    ----------       -----------     -----------
                     -         $2,844,000    -        -        -      $30,214,000(1)   $33,058,000     $33,052,000
                 ======        =========== ======  =======  ======    ==========       ===========     ===========

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

PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits (numbered in accordance with Item 601 of Regulation S-K)

               Exhibit No.                        Description


               27.1                               Financial Data Schedule


         (b)   Reports on Form 8-K

               On October 7, 1999, the Company filed with the Commission a Current Report on Form 8-K, attaching a press release issued by the Company.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       IMCLONE SYSTEMS INCORPORATED
                                       (Registrant)

Date:  November 15, 1999          By   /s/ Samuel D. Waksal
                                       -----------------------------------------
                                       Samuel D. Waksal
                                       President and Chief Executive Officer



Date: November 15, 1999           By   /s/ Carl S. Goldfischer
                                       -----------------------------------------
                                       Carl S. Goldfischer
                                       Vice President, Finance and Chief
                                       Financial Officer