Form 10-K
period 1999-12-31
IMCLONE SYSTEMS INC/DE
filed 2000-03-30
CIK 765258

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
   SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
   SECURITIES EXCHANGE ACT OF 1934
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

        The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 28, 2000 was $2,562,514,413.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              CLASS                        OUTSTANDING AS OF MARCH 28, 2000
              -----                        --------------------------------
  COMMON STOCK, PAR VALUE $.001                       31,187,627

        Documents Incorporated by Reference: The registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 31, 2000 to be filed with the Commission not later than 120 days after the close of the registrant's fiscal year, has been incorporated by reference, in whole or in part, into Part III, Items 10, 11, 12 and 13 of this Annual Report on Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          IMCLONE SYSTEMS INCORPORATED

                          1999 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----
                                       PART I
Item 1.         Business....................................................      1
Item 2.         Properties..................................................     16
Item 3.         Legal Proceedings...........................................     17
Item 4.         Submission of Matters to a Vote of Security Holders.........     17
                                      PART II
Item 5.         Market for the Registrant's Common Equity and Related
                Stockholder Matters.........................................     18
Item 6.         Selected Financial Data.....................................     19
Item 7.         Management's Discussion and Analysis of Financial Condition
                and Results of Operations...................................     20
Item 7A.        Quantitative and Qualitative Disclosures About Market
                Risk........................................................     28
Item 8.         Financial Statements and Supplementary Data.................     28
Item 9.         Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure....................................     28
                                      PART III
Item 10.        Directors and Executive Officers of the Registrant..........     29
Item 11.        Executive Compensation......................................     29
Item 12.        Security Ownership of Certain Beneficial Owners and
                Management..................................................     29
Item 13.        Certain Relationships and Related Transactions..............     29
                                      PART IV
Item 14.        Exhibits, Financial Statement Schedules and Reports on Form
                8-K.........................................................     29

        As used in this Form 10-K, "ImClone," "company," "we," "ours," and "us" refer to ImClone Systems Incorporated, except where the context otherwise requires or as otherwise indicated.

                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
                        SAFE HARBOR CAUTIONARY STATEMENT

        This Form 10-K contains "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995, that are based on current expectations, estimates and projections. Statements that are not historical facts, including statements about our and our subsidiary's beliefs and expectations, are forward-looking statements. These statements involve potential risks and uncertainties; therefore, actual results may differ materially. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they were made. We do not undertake any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

        Important factors that may affect these expectations include, but are not limited to: the risks and uncertainties associated with completing pre-clinical and clinical trials of our compounds that demonstrate such compounds' safety and effectiveness; obtaining additional financing to support our operations; obtaining and maintaining regulatory approval for such compounds and complying with other governmental regulations applicable to our business; obtaining the raw materials necessary in the development of such compounds; consummating collaborative arrangements with corporate partners for product development; achieving milestones under collaborative arrangements with corporate partners; developing the capacity to manufacture, market and sell our products, either directly or with collaborative partners; developing market demand for and acceptance of such products; competing effectively with other pharmaceutical and biotechnological products; obtaining adequate reimbursement from third party payers; attracting and retaining key personnel; protecting proprietary rights; and those other factors set forth in "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Overview and Risk Factors," all as are further discussed herein.

                                     PART I

ITEM 1.  BUSINESS.

                                    OVERVIEW

          We are a biopharmaceutical company engaged in the research and development of novel cancer treatments. We focus on what we believe are three promising strategies for treating cancer: growth factor inhibitors, therapeutic cancer vaccines and angiogenesis inhibitors.

          Our lead product candidate, IMC-C225, is a therapeutic monoclonal antibody that inhibits stimulation of a receptor for growth factors upon which certain solid tumors depend in order to grow. IMC-C225 has been shown in several Phase I/II trials to have an acceptable safety profile, to be well tolerated and, when administered with either radiation therapy or chemotherapy, to enhance tumor reduction. IMC-C225 is currently in pivotal trials for treating head and neck cancer. Upon the receipt of regulatory approval, we intend to market IMC-C225 in the United States and Canada. We will rely on our development and marketing partner, Merck KGaA, to market IMC-C225 outside the United States and Canada and to pay us a royalty on all such sales. We are responsible for the manufacture and supply of IMC-C225 for all clinical trials and eventual commercial sales.

          Our next most advanced product candidate, BEC2, is a cancer vaccine. In partnership with Merck KGaA, we are testing BEC2 for preventing recurrence or progression of small-cell lung cancer in a Phase III pivotal trial. Upon the receipt of regulatory approval, we intend to co-promote BEC2 with Merck KGaA in North America. Merck KGaA will be responsible for developing and marketing BEC2 outside North America and will be obligated to pay us royalties on all such sales. In addition, we intend to be the worldwide manufacturer of BEC2.

          We are also developing inhibitors of angiogenesis, which could be used to treat various kinds of cancer and other diseases. We have identified IMC-1C11 as our lead clinical candidate for angiogenesis inhibition. IMC-1C11 is an antibody that binds selectively and with high affinity to KDR, a principal Vascular Endothelial Growth Factor ("VEGF") receptor, thereby inhibiting angiogenesis. We filed an application with the FDA in December 1999 in order to commence clinical trials of IMC-1C11, which we initiated in March 2000.

          In addition to the development of our lead product candidates, we continue to conduct research, both independently and in collaboration with academic and corporate partners, in a number of areas related to our core focus of growth factor inhibitors, therapeutic cancer vaccines and angiogenesis inhibitors. We have also developed diagnostic products and vaccines for certain infectious diseases, and we have licensed the rights to these products and vaccines to corporate partners.

DEVELOPMENT PROGRAMS

IMC-C225 CANCER THERAPEUTIC

          The activation of the Epidermal Growth Factor receptor, or EGF receptor, is believed to play a critical role in the rapid proliferation of certain types of tumor cells and select normal cells. Certain cancer types are characterized by the overexpression of the EGF receptor. For example, according to the National Cancer Institute ("NCI"), more than 61,000 cases of head and neck cancer are diagnosed in the United States each year. More than 90% of head and neck cancer cases have been shown to overexpress the EGF receptor on the surface of the tumor cells. Similarly, according to the NCI, there are approximately 132,000 cases of colorectal cancer diagnosed in the United States each year, and in roughly half of these cases, the tumor cells have an overexpression of the EGF receptor. Other types of cancer are also characterized, in certain patients, by overexpression of the EGF receptor including lung, renal and pancreatic cancer. By preventing the binding of critical growth factors to the EGF receptor, we believe it is possible to inhibit the growth of these tumors.

          IMC-C225 is a chimerized (part human, part mouse) monoclonal antibody that selectively binds to the EGF receptor and thereby inhibits growth of cells dependent upon activation of the EGF receptor for replication. We have tested IMC-C225 in numerous clinical trials, including several Phase I/II trials at Sloan Kettering Memorial Cancer Center ("SLOAN KETTERING"), Yale Cancer Center, University of Virginia, MD Anderson Cancer Center and the University of Alabama. In these studies, we have given IMC-C225 intravenously at selected doses, both alone and in combination with radiation therapy or chemotherapy. In completed trials to date, we have tested IMC-C225 in approximately 200 patients with various solid cancers, such as head and neck, colorectal, lung, renal, breast and prostate cancers.

          In June 1999, we completed a Phase I/II trial in which 12 patients with advanced head and neck cancer were treated with IMC-C225 in combination with cisplatin, a widely used chemotherapeutic drug. At the completion of the trial, two of the nine evaluable patients had achieved a complete response and four had achieved a partial response. Most of the patients had previously received treatment, including standard chemotherapy, radiation therapy or experimental treatments, and either did not respond or thereafter relapsed. In particular, three of the six responders (including the two complete responders) had previously been treated with a regimen containing cisplatin and relapsed following such treatment.

          In January 1999, we completed a Phase I/II trial in which 16 patients with advanced head and neck cancer were treated with IMC-C225 in combination with radiation therapy. At the completion of the trial, all 15 evaluable patients had responded to therapy; 13 of the patients had achieved a complete response and two had achieved a partial response. This compares with historical response rates of approximately 40% in similar patients treated with radiation alone.

          We believe these trials have established an appropriate dosing regimen and have provided preliminary evidence of efficacy. The primary side effect observed in these trials has been a folliculitis skin rash, similar in appearance to acne, that has varied in severity depending on the patient. The rash subsides following completion of therapy. Additionally, a review of the data from completed trials relating to the approximately 200 patients who have received IMC-C225 has shown that three have experienced an anaphylactic reaction to the drug. For that reason, we have established protocols for the initiation of therapy in any patient whereby an initial dose of limited quantity is administered in the presence of a physician. If an anaphylactic reaction is experienced, dosing is terminated immediately and appropriate measures are taken to mollify the symptoms.

          While the data from the IMC-C225 clinical trials conducted to date have been encouraging, the results from these trials are not sufficient to establish that IMC-C225 is safe or effective in treating cancer.

          In order to establish whether IMC-C225 is safe and effective in treating cancer in a large patient population and to continue to determine the types of tumors on which IMC-C225 is most effective, we have begun the Phase II and Phase III clinical trials summarized below. In each of these trials, IMC-C225 is being used in combination with standard cancer therapies.

                                                                       NUMBER OF
                                                                      PATIENTS TO
                                                                      BE ENROLLED
       TRIAL/INDICATION                       TREATMENT                 IN STUDY                 COMMENTS
       ----------------                       ---------               -----------                --------
Phase III                          - IMC-C225+ radiation (vs.             416         - open-label, stratified,
  Head and neck cancer               radiation alone)                                 randomized study
                                   - 8-week course of treatment                       - study initiated February 1999
                                                                                      - patient treatment commenced
                                                                                        April 1999
                                                                                      - 50+ sites expected
                                                                                      - primary endpoint: local
                                                                                      regional disease control at one
                                                                                        year
                                                                                      - study expanded into Europe in
                                                                                        December 1999
Phase III                          - IMC-C225+cisplatin (vs.              114         - double-blinded, placebo
  Head and neck cancer               placebo+cisplatin)                                 controlled, randomized study
                                   - 8-week course of treatment                       - conducted in cooperation with
                                                                                        the Eastern Cooperative
                                                                                        Oncology Group
                                                                                      - study initiated August 1999
                                                                                      - patient treatment commenced
                                                                                        December 1999
                                                                                      - 50+ sites expected
                                                                                      -primary endpoint: progression-
                                                                                       free survival
Phase II                           - IMC-C225+cisplatin                   175         - open-label, stratified, non-
  Refractory head and neck         - 6-week course of treatment                         randomized study
  cancer (patients previously                                                         - 98 patients expected to be
  failed regimen containing                                                             treated with IMC-C225
  cisplatin)                                                                          - patients are stratified by
                                                                                      disease progression or stable
                                                                                        disease
                                                                                      - study initiated August 1999
                                                                                      - patient treatment commenced
                                                                                        September 1999
                                                                                      - 40+ sites expected
                                                                                      - primary endpoint: response
                                                                                        rate
Phase II                           - IMC-C225+irinotecan                   98         - open-label, stratified, non-
  Refractory colorectal cancer     - 6-week course of treatment                         randomized study
  (patients previously failed                                                         - patients are stratified by
  regimen containing                                                                  disease progression or stable
  irinotecan)                                                                           disease
                                                                                      - study initiated October 1999
                                                                                      - patient treatment commenced
                                                                                        October 1999
                                                                                      - 20+ sites expected
                                                                                      - primary endpoint: response
                                                                                      rate

We expect that results will be available from the two Phase III studies described above during 2001. We expect that enough information may be available from the two Phase II studies described above during the first half of 2000 to determine whether the data are sufficient to support an application for Food and Drug Administration ("FDA") approval of IMC-C225.

          We expect to conduct several additional Phase II clinical trials to continue to determine whether IMC-C225 may be effective in treating other types of cancer. We recently initiated a Phase II clinical trial of IMC-C225 in combination with gemcitabine in treating pancreatic cancer. We also expect to initiate additional Phase II trials in treating lung and other cancers later this year. We recently expanded into Spain and France, with Merck KGaA, our ongoing Phase III clinical trial for the treatment of head and neck cancer in combination with radiation. In conjunction with Merck KGaA, we plan to expand this trial into other European countries and conduct additional European IMC-C225 clinical trials. There can be no assurance that we will receive regulatory approval for IMC-C225 based on the results of our ongoing Phase II clinical trials or any of our other ongoing or anticipated IMC-C225 clinical trials.

          We have entered into a development and marketing agreement with Merck KGaA relating to IMC-C225. Under this agreement, we have retained the right to develop and market IMC-C225 within the United States and Canada, and we have granted Merck KGaA the exclusive right, except in Japan (where we will co-develop and co-market IMC-C225 with Merck KGaA), to develop and market IMC-C225 outside of the United States and Canada. Under the agreement, we will manufacture IMC-C225. In return, Merck KGaA has agreed to pay up-front fees and to make cash milestone payments and equity investments in our business if specific milestones are achieved. Merck KGaA will also pay us royalties on any sales of IMC-C225 outside of the United States and Canada. Through March 15, 2000, we have received $20 million in up-front fees and milestone payments from Merck KGaA and Merck KGaA has confirmed that we have achieved milestones with respect to which we are entitled to receive an additional $6 million in payments under this agreement. In addition, Merck KGaA has agreed to provide a guaranty of our credit agreement obligations relating to the construction of our new IMC-C225 commercial manufacturing facility.

          As described above, we are testing IMC-C225 in several different types of cancer. While in certain cancer types, like head and neck cancer, the EGF receptor is overexpressed in nearly every patient with such cancer, in others, like colorectal cancer, many patients will not be positive for the EGF receptor. Currently, for the purpose of testing of patients in the colorectal cancer trial, a diagnostic assay must be used to determine which patients are positive for the EGF receptor. Patients must be positive for the EGF receptor to be included in this trial. Currently, such diagnostic tests are being performed in a laboratory setting as there are no commercialized assays available for such purpose. If IMC-C225 is approved for treating particular cancer types, standard diagnostic kits will need to be available commercially. We are in late stage discussions with a company capable of developing, obtaining regulatory approval for and commercializing such an assay in a timely fashion so that it will be readily available both for our ongoing clinical trials and for commercialization.

BEC2 CANCER VACCINE

          A cancer vaccine works by the administration of an antigen or the mimic of an antigen that is found on the surface of certain types of cancer cells and which activates immune responses to protect against metastasis or recurrence of the tumor. A cancer vaccine will generally be given after the tumor has responded to initial treatment. Often, an antigen mimic can produce a stronger immune response than that produced by the original antigen that it resembles.

          BEC2 is a monoclonal antibody that we are developing as a cancer vaccine. BEC2 mimics GD3, a molecule expressed on the surface of several types of cancer cells. By mimicking GD3, BEC2 stimulates an immune response against cells expressing GD3.

          We have tested BEC2 in Phase I clinical trials at Sloan Kettering against certain forms of cancer, including both limited disease and extensive disease small-cell lung carcinoma and melanoma (skin cancer). Limited disease small-cell lung carcinoma is limited to the lungs. Extensive disease small-cell lung carcinoma means that the disease has migrated to other parts of the body. In one such trial, 15 patients with small-cell lung carcinoma who had previously received chemotherapy and radiation therapy and achieved a partial or complete response were treated with BEC2. At the time the results were analyzed, approximately 27% of the patients had survived nearly five years following diagnosis. These survival rates are longer than historical survival rates for similar patients receiving conventional therapy and formed the basis for going forward with Phase III studies. This trial is not sufficient to establish that BEC2 is safe or effective in treating cancer.

          In conjunction with Merck KGaA, we have initiated a 570-patient multinational pivotal Phase III trial for BEC2 in the treatment of limited disease small-cell lung cancer. The trial will examine patient survival two years after course of therapy. We expect to complete enrollment in the trial during 2001.

          We have entered into a development and marketing agreement with Merck KGaA relating to BEC2. We have retained the right to co-promote BEC2 with Merck KGaA within North America, and we have granted Merck KGaA exclusive rights to develop and market BEC2 outside of North America. Under the agreement, Merck KGaA is also funding the Phase III pivotal trial. In addition, we intend to be the worldwide manufacturer of BEC2.

MONOCLONAL ANTIBODY INHIBITOR OF ANGIOGENESIS

          Our general experience with growth factors, particularly the use of IMC-C225 to block the EGF receptor, has enabled us to pursue another promising approach for the treatment of cancer, the inhibition of angiogenesis. Angiogenesis is the natural process of new blood vessel growth. VEGF is one of a group of molecules that helps regulate angiogenesis. Tumor cells as well as normal cells produce VEGF. Once produced by the tumor cells, VEGF stimulates the production of new blood ves-sels and ensures an adequate blood supply to the tumor, enabling the tumor to grow. KDR is a growth factor receptor found almost exclusively on the surface of human endothelial cells, which are the cells that line all blood vessels. VEGF must recognize and bind to this KDR receptor in order to stimulate the endothelial cells to grow and cause new blood vessels to form. We believe that interference with the binding of VEGF to the KDR receptor inhibits angiogenesis, and can potentially be used to slow or halt tumor growth.

          IMC-1C11 is a chimerized monoclonal antibody, which specifically binds to the KDR receptor. By doing so, it prevents VEGF from binding to that receptor, which, in turn, blocks endothelial cell growth and inhibits angiogenesis. IMC-1C11 therefore helps inhibit or eliminate cancer by preventing the growth of new blood vessels and depriving the tumor of the blood supply that it requires to grow. We filed an IND application with the FDA in December 1999 in order to commence clinical trials of IMC-1C11, which we initiated in March 2000.

          We believe IMC-1C11 will be effective in treating many solid and liquid tumors and that it may also be useful in treating other diseases such as diabetic retinopathy, age-related macular degeneration, and rheumatoid arthritis that, like cancer, depend on the growth of new blood vessels.

IMCLONE'S RESEARCH PROGRAMS

GENERAL

          In addition to concentrating on our products in development, we perform ongoing research, including research in each of the areas of our ongoing clinical programs of growth factor inhibitors, therapeutic cancer vaccines and angiogenesis inhibitors. We have assembled a scientific staff with expertise in a variety of disciplines, including oncology, immunology, molecular and cellular biology, antibody engineering, protein and synthetic chemistry and high-throughput screening. In addition to pursuing research programs in-house, we collaborate with academic institutions and corporations to support our research and development efforts.

RESEARCH ON GROWTH FACTOR INHIBITORS

          We are conducting a research program to develop inhibitors to the cell-signal transduction pathways of a class of enzymes referred to as tyrosine kinases. These pathways have been shown to be involved in the rapid proliferation of tumor cells. We are developing monoclonal antibodies to inhibit the binding of growth factors to cellular receptors that trigger these pathways, thereby potentially inhibiting cell division and tumor growth. We are also developing small molecule inhibitors to the tyrosine kinase pathways.

          In October 1997, we entered into an agreement with CombiChem, Inc. ("COMBICHEM") a combinational chemistry company recently acquired by E.I. du Pont de Nemours and Company, to utilize its library of structures of chemical compounds to help us identify and synthesize novel small molecule candidates that interfere with the function of growth factor receptors. Performance under this agreement is substantially complete. We have also entered into an agreement with the Institute for Molecular Medicine in Freiburg, Germany, which permits us to test small molecules as therapeutic candidates to see if they are effective in inhibiting various tyrosine kinase receptors.

RESEARCH ON CANCER VACCINES

          We are conducting research to discover possible cancer vaccines as another route to cancer treatment. Cancer vaccines would activate immune responses to tumors to protect against metastasis or recurrence of cancer. We are focusing our cancer-vaccine research efforts on developing melanoma vaccines.

          In addition to the development of BEC2, we are conducting research on a possible melanoma vaccine based on the melanoma antigen gp75. A melanoma is a tumor or cancerous growth of the skin. Animal studies have shown that a gp75 cancer vaccine is very effective in creating an immune response in the body against melanoma cells, and may prevent or inhibit growth of experimental melanoma tumors in mice. Additionally, we are investigating the use of other melanoma antigens to be used in conjunction with gp75 for the development of an effective vaccine. We are also investigating various modes of enhancing the capacity of the vaccine to elicit an immune response. We have retained North American marketing and manufacturing rights for gp75 and have licensed to Merck KGaA the rights to manufacture and market gp75 outside North America. We expect to commence human clinical trials of gp75 in 2000.

RESEARCH ON ANGIOGENESIS INHIBITORS

          We are continuing to work with DC101 in animal models. DC101 is an antibody that neutralizes the FLK-1 receptor, which is the mouse receptor to VEGF that corresponds to KDR in humans. Such models have shown that DC101 inhibits tumor growth, and we are now focusing on establishing protocols for combination therapies of DC101 with radiation therapy or chemotherapy. Preliminary studies have shown that such combination results in better efficacy than with the DC101 antibody alone. We are supporting research in this area at Sunnybrook Health Science Center, University of Toronto ("SUNNYBROOK HEALTH SCIENCE CENTER").

          In connection with our anti-angiogenesis research program, we are also doing research to see whether antibodies that inhibit vascular-specific cadherin ("VE-CADHERIN") also inhibit angiogenesis. Cadherins are a family of cell surface molecules that help organize tissue structures. Researchers believe that VE-cadherin plays an important role in angiogenesis by organizing endothelial cells into vascular tubes, which is a necessary step in the formation of new blood vessels. As we stated above, advanced tumor growth is dependent on the formation of a capillary blood vessel network in the tumor to ensure an adequate blood supply to the tumor. Therefore, antibodies that inhibit VE-cadherin may inhibit such capillary formation in tumors, and help fight cancer by cutting-off an adequate blood supply to the tumor. We intend to test various monoclonal antibodies against VE-cadherin to see if they are effective in inhibiting the function of the VE-cadherin, and the growth of blood vessels.

          In connection with our VE-cadherin research program, we have been assigned the exclusive rights to VE-cadherin-2, a recently developed form of VE-cadherin, and to antibodies that inhibit VE-cadherins. We also collaborate with the Mario Negri Institute for Pharmacological Research, Milan, Italy (the "MARIO NEGRI INSTITUTE"), to do pharmacological research to better determine the role of VE-cadherin in angiogenesis.

          We are conducting research on small molecules to develop inhibitors of enzymes important in angiogenesis.

MISCELLANEOUS RESEARCH AREAS

          We are conducting additional research outside of our three principal areas of clinical focus. These include: (1) a means to induce apoptosis (programmed cell-death) in order to enhance tumor cell killing, including looking for small molecules that enhance the apoptosic process; (2) efforts to isolate endothelial stem cells and to determine the utility of such isolated cells, possibly in stimulation of wound healing, muscle regeneration or repair of damage to blood-deprived tissues; and (3) development of a panel of genes potentially useful for the maintenance and stimulation of stem cells.

RESEARCH COLLABORATIONS AND CLINICAL COLLABORATIONS

          We engage in collaborations in the course of conducting our research and clinical studies. We support research at the Mario Negri Institute to explore the role that a family of proteins, called VE-cadherins, plays in angiogenesis. At the University of Texas, Southwestern Medical Center we are further studying the role VE-cadherins play in angiogenesis by studying VE-cadherin-2, a type of VE-cadherin, in animal models. At the Sunnybrook Health Science Center, we are supporting research to evaluate whether chemotherapy combined with neutralizing antibodies to the FLK-1/VEGF receptor will result in a synergistic anti-angiogenic response. At Princeton University and the University of Pennsylvania, we are collaborating in the development of an extensive panel of stem cell and stromal cell genes, toward the identification of genes critical to stem cell maintenance and stimulation.

          In the clinical area, at the University of Wisconsin-Madison Medical School, we are conducting additional studies of IMC-C225 in head and neck cancers in combination with radiation therapy. The European Organization for Research and Treatment of Cancer is involved in managing the worldwide data for the BEC2 Phase III study.

          At Sloan Kettering, we collaborate both in the research area and clinical area. We support research on both potential cancer vaccine products BEC2 and gp75. We have been testing BEC2 in Phase I clinical trials at Sloan Kettering against certain forms of cancer, including small-cell lung carcinoma and melanoma.

          Our collaborations with Merck KGaA in developing our IMC-C225 and BEC2 products are described in the following section.

COLLABORATIONS WITH MERCK KGAA

          IMC-C225 License and Development Agreement. In December 1998, we entered into an agreement with Merck KGaA relating to the development and commercialization of IMC-C225. Under this agreement:

          - we have retained the rights to market IMC-C225 within the United States and Canada

          - we have granted Merck KGaA exclusive rights, except in Japan, to market IMC-C225 outside of the United States and Canada

          - we have agreed to supply Merck KGaA, and Merck KGaA has agreed to purchase, IMC-C225 for the conduct of clinical trials and the commercialization of the product outside the United States and Canada

          - we will co-develop and co-market IMC-C225 in Japan with Merck KGaA

          - we have granted Merck KGaA an exclusive license outside of the United States and Canada, without the right to sublicense, to apply certain of our patents to a humanized EGF receptor antibody on which Merck KGaA has performed preclinical studies

In return, Merck KGaA is:

          - paying to us $30 million in up-front fees and early cash-based milestone payments based upon achievement of certain milestones set forth in the agreement, of which $20 million has been received through March 15, 2000, and Merck KGaA has confirmed that we have achieved milestones with respect to which we are entitled to receive an additional $6 million in payments

          - paying to us an additional $30 million assuming achievement of further milestones for which Merck KGaA will receive equity (the "MILESTONE SHARES") in our company, which will be at prices at varying premiums to the then market price of the common stock depending upon the timing of the achievement of the respective milestones

          - providing to us, if we so choose, subject to certain terms, a $30 million guaranty for the construction of a manufacturing facility by us for the commercial production of IMC-C225

          - funding clinical development of IMC-C225 outside of the United States and Canada

          - required to pay us royalties on its future sales of IMC-C225 outside of the United States and Canada, if any

          The milestone shares, if issued, will be shares of our common stock (or a non-voting security convertible into our common stock). The number of shares issued to Merck KGaA will be determined by dividing the particular milestone payment due by the purchase price of the common stock when the milestone is achieved. The purchase price will relate to the then market price of our common stock, plus a premium which varies, depending upon whether the milestone is achieved early, on-time or late. The milestone shares will be a non-voting preferred stock, or other non-voting stock convertible into our common stock if issuing shares of common stock to Merck KGaA would result in Merck KGaA owning greater than 19.9% of our common stock. These convertible securities will not have voting rights. They will be convertible at a price determined in the same manner as the purchase price for shares of our common stock if shares of common stock were to be issued. They will not be convertible into common stock if, as a result of the conversion, Merck KGaA would own greater than 19.9% of our common stock. This 19.9% limitation is in place through December 2002. After this date, Merck KGaA must sell shares it receives as a result of conversion to the extent such shares result in Merck KGaA's owning in excess of 19.9% of our common stock. We have granted Merck KGaA certain registration rights regarding the shares of common stock that it may acquire upon conversion of the series A preferred stock and milestone shares.

          This agreement may be terminated by Merck KGaA in various instances, including (1) at its discretion on any date on which a milestone is achieved (in which case no milestone payment will be made), (2) for a one-year period after first commercial sale of IMC-C225 in Merck KGaA's territory, upon Merck KGaA's reasonable determination that the product is economically unfeasible (in which case Merck KGaA is entitled to receive back 50% of the cash-based milestone payments then paid to date, but only out of revenues received, if any, based upon a royalty rate applied to the gross profit from IMC-C225 sales or IMC-C225 license fees in the United States and Canada), or (3) in the event we do not obtain certain collateral license agreements in which case Merck KGaA also is entitled to a return of all cash amounts with respect to milestone payments to date, plus liquidated damages of $500,000. In April 1999, the parties agreed on the production concept for the manufacturing facility and are currently working toward securing Merck KGaA's guaranty of our obligations under a $30 million credit facility relating to the construction of the manufacturing facility. In the event of termination of the agreement, we will be required to use our best reasonable efforts to cause the release of Merck KGaA as guarantor. Merck KGaA has also agreed to reimburse us for one-half of the outside contract service costs incurred with respect to the Phase III clinical trial of IMC-C225 in combination with radiation in head and neck cancer patients.

          As of December 31, 1999, we had recorded $20 million as fees potentially refundable from our corporate partner under this agreement.

          BEC2 Research and License Agreement. Effective April 1990, we entered into an agreement with Merck KGaA relating to the development and commercialization of BEC2 and the recombinant gp75 antigen. Under this agreement:

          - we have granted Merck KGaA a license to develop and market BEC2 worldwide and gp75 outside North America

          - we have retained the right to co-promote BEC2 within North America

          - it is intended that we will be the bulk product manufacturer of BEC2 to support worldwide sales

          - we are required to give Merck KGaA the opportunity to negotiate a license in North America to gp75 before granting such a license to any third party

In return, Merck KGaA:

          - has made research support payments to us totaling $4.7 million

          - is required to make milestone payments to us of up to $22.5 million, of which $3 million has been received through March 15, 2000, based on milestones achieved in the product development of BEC2

          - is required to make royalty payments to us on all sales of the licensed products outside North America, if any, with a portion of the earlier funding received under the agreement being creditable against the amount of royalties due

          Merck KGaA is responsible for conducting the clinical trials and regulatory submissions outside North America, and we are responsible for conducting those within North America. Costs worldwide to conduct a multi-site, multinational Phase III clinical trial to obtain approval for the indication of the treatment of limited disease small-cell lung carcinoma for BEC2 are the responsibility of Merck KGaA. These include our out-of-pocket costs (but do not include costs of establishing a manufacturing facility) for manufacturing materials for clinical trials, conduct of clinical trials and regulatory submissions (other than drug approval fees, which are the responsibility of Merck KGaA or us in our respective territories). If these expenses, including such expenses of Merck KGaA, exceed DM17 million, such excess expenses will be shared 60% by Merck KGaA and 40% by us. As of March 15, 2000, this expense level had not yet been reached. We will negotiate with Merck KGaA the allocation of costs for the conduct of additional clinical trials for other indications. We are responsible for providing the supply of the active agent outside of North America at the expense of Merck KGaA, and the parties intend that the cost of goods sold in North America be paid out of gross sales of any licensed product in North America in accordance with a co-promotion agreement to be negotiated.

          The agreement terminates upon the later of (1) the last to expire of any patents issued and covered by the technology or (2) fifteen years from the date of the first commercial sale. After termination, the license will survive without further royalty payment and is irrevocable. The agreement may be terminated earlier by us in the event Merck KGaA fails to pursue in a timely fashion regulatory approval or sale of a licensed product in a country in which it has the right to do so. It also may be terminated earlier by Merck KGaA if milestones are not achieved.

          In the year ended December 31, 1999, we recorded $533,000 in revenue from Merck KGaA under this agreement, which consisted of research and support payments.

          In connection with the December 1997 amendment to the agreement with Merck KGaA for BEC2, Merck KGaA purchased from us 400,000 shares of our series A convertible preferred stock (THE "SERIES A PREFERRED STOCK") for a total price of approximately $40 million, of which 300,000 shares are currently outstanding. In addition, Merck KGaA may nominate one member to our board of directors.

OTHER CORPORATE COLLABORATIONS

ABBOTT LABORATORIES

          We have licensed some of our diagnostic products and techniques to Abbott Laboratories ("ABBOTT") on a worldwide basis. In mid-1995, Abbott launched its first DNA-based diagnostic test in Europe, using our Repair Chain Reaction ("RCR") DNA probe technology. Abbott's test is used to diagnose the sexually transmitted diseases chlamydia and gonorrhea, as well as mycobacteria. The RCR DNA probe technology uses DNA amplification techniques to detect the presence of DNA or RNA in biological samples thereby indicating the presence of disease.

          In December 1996, we amended our agreement with Abbott to allow Abbott to exclusively license our patented DNA signal amplification technology, Ampliprobe, to Chiron Diagnostics. DNA signal amplification technology such as Ampliprobe also uses DNA signal amplification techniques in detecting the presence of DNA or RNA in biological samples, thereby indicating the presence of disease. Abbott receives a royalty payment from Chiron on all sales of Chiron branched DNA diagnostic probe technology in countries covered by our patents. Abbott, in turn, pays any such royalties it receives to us. The Chiron branched DNA diagnostic probe technology has recently been sold to Bayer Pharmaceutical Corporation.

          Under the agreement Abbott has paid us up-front fees and research support, and is obligated to pay milestone fees and royalties on sales. In June 1997, we received two milestone payments from Abbott totaling $1 million, as a result of a patent issuance in Europe for our RCR technology. This is partially creditable against royalties as described below. The issuance of the patent also entitles us to receive royalty payments on sales in covered European countries for products using our RCR technology. Abbott will be entitled to deduct from royalties otherwise due, 25% of such royalties due for a two-year period and 50% thereafter until a total of $500,000 has been deducted. In December 1999, a U.S. patent was issued for the RCR technology for which we have received a $500,000 milestone payment from Abbott and are entitled to receive royalties on sales for a two-year period from initiation of U.S. sales by Abbott for products using the RCR technology. In February 2000, a Japanese patent was issued on this technology and as a result we became entitled to a $250,000 milestone payment. The agreement terminates upon the later of (1) the last to expire of any patents issued covered by the technology or (2) if no patents are granted, twenty years, subject to certain earlier termination provisions contained in the agreement. We have an exclusive world-wide license to the RCR technology and the patents issued with respect to it.

          For the year ended December 31, 1999 we earned a total of $805,000 in fees pursuant to our strategic alliance with Abbott which consisted of milestone payments and royalties.

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

          In September 1993, Cyanamid's Lederle-Praxis Biologicals division and ImClone entered into a research collaboration agreement, which by its terms supersedes the earlier agreement as to N. gonorrhea vaccine candidates, but not as to Herpes Simplex Virus vaccine candidates. The successor to Cyanamid, American Home Products Corporation ("AMERICAN HOME"), has the responsibility under this agreement to pay research support to us, as well as milestone fees and royalties on sales of any N. gonorrhea vaccine that might arise from the collaboration. In January 1998, this agreement was extended to continue annual research funding payable to us in the amount of $300,000 through September 1999 and to extend the period by which American Home was required to have filed an IND application to initiate clinical trials with a vaccine candidate. In October 1999, this milestone was achieved, and American Home has made a $500,000 payment to us.

          American Home has the responsibility under both agreements for conducting pre-clinical and clinical trials of the vaccine candidates, obtaining regulatory approval, and manufacturing and marketing the vaccines. American Home is required to pay royalties to us in connection with sales of the vaccines, if any.

          In the year ended December 31, 1999 we recorded revenues of $725,000 under the American Home agreements which consisted of milestone payments and research and support payments.

IMMUNEX CORPORATION

          We are the exclusive licensee of a family of patents and patent applications covering the FLK-2/FLT-3 receptor. FLK-2/FLT-3 growth factor is a protein that binds to and activates the FLK-2/FLT-3 receptor. The FLK-2/FLT-3 growth factor is owned by Immunex.

          In December 1996, we entered into a non-exclusive license and supply agreement with Immunex Corporation ("IMMUNEX"), under which we granted Immunex an exclusive worldwide license to the FLK-2/FLT-3 receptor for the limited use of the manufacture of the FLK-2/FLT-3 growth factor. Immunex is currently testing the growth factor in human trials for stem cell stimulation and for tumor inhibition. Under this agreement, we receive royalty and licensing fees from Immunex, and Immunex has granted us a license to use the FLK-2/ FLT-3 growth factor for use in our ex vivo research on stem cells. In addition, Immunex has granted us a world-wide non-exclusive license to use and sell the FLK-2/FLT-3 growth factor, manufactured by Immunex, for ex vivo stem cell expansion, together with an exclusive license to distribute the growth factor with our own proprietary products for ex vivo expansion. Immunex will also supply FLK-2/ FLT-3 growth factor to us. Subject to earlier termination provisions contained in the agreements, our license terminates in December 2001, subject to a five-year renewal period, and Immunex's license terminates thirteen years after the first commercial sale of the product.

          In the year ended December 31, 1999, we recorded revenues of $75,000 under this agreement which consisted of a licensing fee.

SMITHKLINE BEECHAM

          In February 2000, we licensed to SmithKline Beecham certain patents and patent applications to meningitis antigens along with related know-how and materials, exclusively for the purpose of developing meningitis vaccines. In return we will receive license fees, as well as milestone fees should an antigen or antigens based on our claims be included in its vaccine candidate, and royalties on sales of such vaccine.

MANUFACTURING

          Under each of our IMC-C225 and BEC2 agreements with Merck KGaA we are required to supply to Merck KGaA and Merck KGaA is required to obtain from us IMC-C225 and BEC2, respectively, for clinical trials and commercial supply.

          We own and operate a manufacturing facility for biologics in Somerville, New Jersey for the manufacture of clinical trial materials. At this facility we manufacture a portion of the IMC-C225 utilized for clinical trials and are developing the purification process for IMC-1C11 and are in the early stages of its production for clinical trials. This facility is operated in accordance with current Good Manufacturing Practices ("CGMP"), which is a requirement for product manufactured for use in clinical trials and for commercial sale.

          We are building a new manufacturing facility adjacent to our current manufacturing facility in Somerville, New Jersey. This new facility will contain three 10,000 liter fermenters and will be dedicated to the commercial production of IMC-C225. Under our agreement with Merck KGaA for IMC-C225, Merck KGaA will provide to us, if we so choose, subject to certain terms, a $30 million guaranty to apply toward the build-out of this new facility. The facility will cost approximately $45 million and is being built on a lot adjacent to our Somerville, New Jersey facility, which we recently purchased for $700,000. The facility will be dedicated to the production of IMC-C225 and will have an area of approximately 80,000 square feet. We have incurred approximately $3,318,000 in engineering and other preconstruction costs associated with the new manufacturing facility through December 31, 1999.

          To date, Boehringer Ingelheim Pharma KG ("BI") has supplied us with quantities of IMC-C225 required for our clinical trials that exceed the capacity of our current facility under an April 1999 development agreement. The total cost under this agreement was approximately DM11,440,000. This material has been provided to Merck KGaA for use in trials in Europe and we have invoiced Merck KGaA for the majority of this amount pursuant to the terms of our agreement with Merck KGaA.

          In December 1999, we entered into a development and manufacturing services agreement with Lonza Biologies PLC ("LONZA"). Under the agreement, Lonza is engaging in process development and scale-up for the manufacture of IMC-C225. These steps are being taken to assure that its process will produce bulk material that conforms with our reference material. Under this agreement, Lonza will manufacture four 5,000 liter production runs under cGMP conditions of material that may be used for clinical and/or commercial supply. We also have agreed in principle with Lonza to the material terms of a three-year commercial supply agreement for which the definitive agreement is being completed.

          We intend to continue to utilize the services of a contract manufacturer to provide a supplemental supply of IMC-C225 for both clinical trials and commercial supply. If we obtain FDA approval of IMC-C225 prior to FDA approval of our proposed manufacturing facility, we will need to obtain commercial-scale quantities of IMC-C225 from contract manufacturers in order to have sufficient quantities of IMC-C225 for product launch.

MARKETING AND SALES

          We intend to develop the capacity to market our cancer therapeutic products directly in the U.S. and Canada. As part of this strategy, in our agreement with Merck KGaA for IMC-C225, we have retained all rights to commercialize IMC-C225 in the U.S. and Canada. We also have co-promotion rights for commercialization of our BEC2 cancer vaccine in North America pursuant to our BEC2 agreement with Merck KGaA. We intend to build an internal sales force and establish the appropriate promotional campaigns and infrastructure.

          In 1998, we hired a Vice-President of Marketing and Sales and have recently hired directors of marketing, field sales and sales operations, each with experience in the commercial launch of a monoclonal antibody cancer therapeutic, to develop our internal marketing and sales capabilities. We are preparing for the marketing and sale of IMC-C225 in the U.S. and Canada, and in that regard, will be hiring regional sales managers and approximately 40 sales people prior to the commencement of IMC-C225 sales. We believe that a sales force of this size can adequately address the North American oncology market for this drug, because a manageable number of oncologists are responsible for prescribing most of the cancer therapeutics in North America. Other functions related to commercialization will be outsourced, especially those requiring considerable manpower and infrastructure resources such as inventory control, distribution, accounts receivable and reimbursement. We are currently designing our campaign to elicit the active involvement of leaders in the oncology field to broaden the knowledge of the potential significance of IMC-C225.

          We intend that the sales capability we will build for IMC-C225 will allow us to directly market other cancer therapeutics that we may develop, including IMC-1C11, when and if we receive such regulatory approval.

          We expect that with respect to other cancer therapeutics that we may develop, we may enter into development agreements with third parties that may include co-marketing or co-promotion arrangements. In the alternative, we may grant exclusive marketing rights to our corporate partners in return for up-front fees, milestone payments, and royalties on sales.

PATENTS AND TRADE SECRETS

GENERALLY

          We seek patent protection for our proprietary technology and products in the United States and abroad. Patent applications have been submitted and are pending in the United States, Canada, Europe and Japan as well as other countries. The patent position of biopharmaceutical firms generally is highly uncertain and involves complex legal and factual questions. Our success will depend, in part, on whether we can:

          - obtain patents to protect our own products

          - obtain licenses to use the technologies of third parties, which may be protected by patents

          - protect our trade secrets and know-how

          - operate without infringing the intellectual property and proprietary rights of others

PATENT RIGHTS; LICENSES

          We currently have exclusive licenses or assignments to 64 issued patents worldwide that relate to our proprietary technology in the United States and foreign countries, 38 of which are issued United States patents. In addition, we currently have exclusive licenses or assignments to approximately 43 families of patent applications.

          IMC-C225. We have an exclusive license from the University of California at San Diego to an issued U.S. patent for the murine form of IMC-C225, our EGF receptor antibody product. We believe that this patent covers IMC-C225 under the patent law doctrine of equivalents. Under this doctrine, the subject matter of a claim is deemed to cover variations that do substantially the same thing, in substantially the same way, to achieve the same result, especially if the variation is known and routine. We believe, in this instance, the doctrine of equivalents would extend protection to IMC-C225. Our licensor did not obtain patent protection outside the U.S. for this antibody. While this patent covers only our antibody and would not block third parties from obtaining patents covering other antibodies to the EGF receptor, we are pursuing additional patent protection that may limit the ability of third parties to commercialize EGF receptor antibodies for the treatment of cancer. Specifically, we are pursuing patent protection for the use of any antibody that inhibits the EGF receptor in combination with chemotherapy or radiation therapy. We have exclusively licensed, from Rhone-Poulenc Rorer Pharmaceuticals, now known as Aventis, a family of patent applications seeking to cover the use of antibodies to the EGF receptor in conjunction with chemotherapeutic agents. A Canadian patent was issued in this family, and the patent examiner in Europe has indicated an intent to issue a European patent. U.S. prosecution continues. We have filed additional patent applications based on our own research that would cover the use of IMC-C225 or any other EGF receptor inhibitor in conjunction with radiation therapy, and the use of IMC-C225 or any other EGF receptor inhibitor in refractory patients, either alone or in combination with chemotherapy or radiation therapy. We have patent applications pending that include claims on (1) the use of IMC-C225 to significantly inhibit the growth of tumor cells, (2) humanized forms of the antibody and antibody fragments and (3) chimeric and humanized forms of the antibody and fragments of the antibody used with other drugs, including chemotherapeutic agents.

          Our exclusive license agreements with the University of California, San Diego and Aventis require us to pay royalties on sales of IMC-C225 that are covered by these licenses.

          We are aware of a U.S. patent issued to a third party that includes claims covering the use, subject to certain restrictions, of antibodies to the EGF receptor and cytotoxic factors to inhibit tumor growth. Our patent counsel has advised us that in its opinion, subject to the assumptions and qualifications set forth in such opinion, no valid claim of this third party patent is infringed by reason of our manufacture or sale, or medical professionals' use, of IMC-C225 alone or in combination with chemotherapy or radiation therapy and, therefore, in the event of litigation for infringement of this third party patent, a court should find that no valid claim of this third party patent is infringed. Based upon this opinion, as well as our review, in conjunction with our patent counsel, of other relevant patents, we believe that we will be able to commercialize IMC-C225 alone and in combination with chemotherapy and radiation therapy provided we successfully complete our clinical trials and receive the necessary FDA approvals. This opinion of counsel, however, is not binding on any court or the U.S. Patent and Trademark Office. In addition, there can be no assurance that we will not in the future, in the U.S. or any other country, be subject to patent infringement claims, patent interference proceedings or adverse judgments in patent litigation.

          IMC-C225 is a "chimerized" monoclonal antibody, which means it is made of antibody fragments derived from more than one type of animal. Patents have been issued to other biotechnology companies that cover the chimerization of antibodies. Therefore, we may be required to obtain licenses under these patents before we can commercialize our own chimerized monoclonal antibodies, including IMC-C225. Some of these licenses have already been obtained. We cannot be certain that we will be able to obtain the rest of such licenses in the territories where we want to commercialize IMC-C225, or how much such licenses would cost.

          BEC2. We have exclusively licensed from Sloan Kettering a family of patents and patent applications relating to our BEC2 monoclonal anti-idiotypic antibody. We know that others have been issued patents in the U.S. and Europe covering anti-idiotypic antibodies or their use for the treatment of tumors. These patents, if valid, could be interpreted to cover our BEC2 monoclonal antibody and certain uses of BEC2. Merck KGaA, our licensee of BEC2, has informed us that it has obtained non-exclusive, worldwide licenses to these patents in order to market BEC2 in its territory. We are entitled to co-promote BEC2 in North America with Merck KGaA, however, we cannot be certain that we could obtain such licenses on commercially acceptable terms, if at all.

          Our license from Sloan Kettering requires us to pay royalties on sales of BEC2.

          Angiogenesis Inhibitors. With respect to our research on inhibitors to angiogenesis based on the FLK-1 receptor, we are the exclusive licensee from Princeton University of a family of patents and patent applications covering the FLK-1 receptor and antibodies to the receptor and its human homolog, KDR. We are also the assignee of a family of patents and patent applications filed by our scientists covering angiogenesis-inhibiting antibodies to receptors that bind VEGF. One of the patents licensed from Princeton University claims the use of FLK-1/KDR receptor antibodies to isolate cells expressing the FLK-1/KDR receptor on their cell surfaces. Additionally, we are a co-owner of a recently filed patent application claiming the use of FLK-1/KDR receptor antibodies to isolate endothelial progenitor cells that express FLK-1/KDR on their cell surfaces. At present, we are seeking exclusive rights to this invention from the co-owners.

          Our license from Princeton University requires us to pay royalties on sales that would otherwise infringe the licensed patents, which cover antibodies to the FLK-1/KDR receptor including IMC-1C11.

          VE Cadherin. We have an assignment of a family of patent applications covering novel cadherin molecules that are involved in endothelial cell interactions. These interactions are believed to be involved in angiogenic processes. The subject patent applications also cover antibodies that bind to, and affect, the cadherin molecules.

          Diagnostics. Our diagnostics program has been licensed for commercial development to Abbott. The program includes target amplification technology and detection methods, such as RCR technology, signal amplification technology, such as Ampliprobe, and p53 mutation detection for assisting in cancer diagnosis. Our proprietary position with respect to our diagnostics program is based on numerous families of patents and patent applications. We have either an assignment from our own scientists or exclusive license from academic institutions to these families of patents and patent applications. We have an exclusive license to an issued patent assigned to Princeton University related to the underlying technology for our Ampliprobe signal amplification and detection system. We are aware that patent applications have been filed by, and that patents have been issued to, third parties in the field of DNA amplification technology. This could affect Abbott's ability to commercialize our diagnostic products, and our ability to collect royalties for such commercialization.

          There has been significant litigation in the biopharmaceutical industry over patents and other proprietary rights. The defense and prosecution of intellectual property suits and related legal and administrative proceedings can be both costly and time consuming. Litigation and interference proceedings could result in substantial expense to us and significant diversion of effort by our technical and management personnel. An adverse determination in any such interference or litigation, particularly with respect to IMC-C225, to which we may become a party could subject us to significant liabilities to third parties or require us to seek licenses from third parties. If required, the necessary licenses may not be available on acceptable terms or at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us, in whole or in part, from commercializing our products, which could have a material adverse effect on our business, financial condition and results of operations.

          Trade Secrets. With respect to certain aspects of our technology, we rely, and intend to continue to rely, on trade secrets, unpatented proprietary know-how and continuing technological innovation to protect our competitive position. Such aspects of our technology include methods of isolating and purifying antibodies and other proteins, collections of plasmids in viable host systems, and antibodies that are specific for proteins that are of interest to us. We cannot be certain that others will not independently develop substantially equivalent proprietary information or techniques.

          Relationships between us and our employees, scientific consultants and collaborators provide these persons with access to our trade secrets, know-how and technological innovation under confidentiality agreements with the parties involved. Similarly, our employees and consultants enter into agreements with us that require that they do not disclose confidential information of ours and they assign to us all rights to any inventions made while in our employ relating to our activities.

          We seek patent protection for our proprietary technology and products, in the United States and abroad. Patent applications have been submitted and are pending in the United States, Canada, Europe and Japan as well as other countries.

GOVERNMENT REGULATION

          The research and development, manufacture and marketing of human therapeutic and diagnostic products are subject to regulation primarily by the FDA in the United States and by comparable authorities in other countries. These national agencies and other federal, state and local entities regulate, among other things, research and development activities (including testing in animals and in humans) and the testing, manufacturing, handling, labeling, storage, record keeping, approval, advertising and promotion of the products that we are developing. Noncompliance with applicable requirements can result in refusal to approve product licenses or other applications, or revocation of approvals previously granted. Noncompliance also can result in fines, criminal prosecution, recall or seizure of products, total or partial suspension of production or refusal to allow a company to enter into governmental supply contracts.

          The process of obtaining requisite FDA approval has historically been costly and time consuming. Current FDA requirements before a new human drug or biological product may be marketed in the United States include (1) the successful conclusion of pre-clinical laboratory and animal tests, if appropriate, to gain preliminary information on the product's safety, (2) filing with the FDA of an Investigational New Drug ("IND") Application to conduct human clinical trials for drugs or biologics, (3) the successful completion of adequate and well-controlled human clinical investigations to establish the safety and efficacy of the product for its recommended use and (4) filing by a company and approval by the FDA of a New Drug Application ("NDA") for a drug product or a Biological License Application ("BLA") for a biological product to allow commercial distribution of the drug or biologic.

          Pre-clinical tests include the evaluation of the product in the laboratory and in animal studies to assess the potential safety and efficacy of the product and its formulation. The results of the pre-clinical tests are submitted to the FDA as part of an IND application to support the evaluation of the product in human subjects or patients.

          Clinical trials involve administration of the product to patients under supervision of a qualified principal investigator. Such trials are typically conducted in three sequential phases, although the phases may overlap. In Phase I, the initial introduction of the drug into human subjects, the product is tested for safety, dosage tolerance, absorption, metabolism, distribution, and excretion. Phase II involves studies in a limited patient population to (1) determine the biological or clinical activity of the product for specific, targeted indications, (2) determine dosage tolerance and optimal dosage, and (3) identify possible adverse effects and safety risks. If Phase II evaluations indicate that a product is effective and has an acceptable benefit-to-risk relationship, Phase III trials may be undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population.

          The FDA reviews the results of the clinical trials and may order the temporary or permanent discontinuation of clinical trials at any time if it believes the product candidate exposes clinical subjects to an unacceptable health risk. Investigational products used in clinical studies must be produced in compliance with cGMP pursuant to FDA regulations.

          On November 21, 1997, President Clinton signed into law the Food and Drug Administration Modernization Act. That act codified the FDA's policy of granting "fast track" approval for cancer therapies and other therapies intended to treat severe or life threatening diseases and having potential to address unmet medical needs. Previously, the FDA approved cancer therapies primarily based on patient survival rates or data on improved quality of life. The FDA considered evidence of partial tumor shrinkage, while often part of the data relied on for approval, insufficient by itself to warrant approval of a cancer therapy, except in limited situations. Under the FDA's new policy, which became effective on February 19, 1998, the FDA has broadened authority to consider evidence of partial tumor shrinkage or other clinical outcomes for approval. This new policy is intended to facilitate the study of cancer therapies and shorten the total time for marketing approvals. We intend to take advantage of this policy; however, it is too early to tell what effect, if any, these provisions may have on the approval of our product candidates.

          Some of our cancer treatments require the use of in vitro diagnostic products to test patients for particular traits. In vitro diagnostic products are generally regulated by the FDA as medical devices. In general, the FDA must approve a new diagnostic product that is not "substantially equivalent" to a legally marketable product much in the way it must approve drugs and biological products. Specifically, the device must be tested under an investigational device exemption ("IDE") and receive FDA approval under a premarket approval application ("PMA") before it can be commercially marketed. Substantially equivalent devices go through a clearance process at the FDA that is generally less onerous than the PMA process but also can require data submission and other rigorous review.

          Under current law, each domestic and foreign drug and device product-manufacturing establishment must be registered with the FDA before product approval. Domestic and foreign manufacturing establishments must meet strict standards for compliance with cGMP regulations and licensing specifications after the FDA has approved an NDA, BLA or PMA. The FDA and foreign regulatory authorities periodically inspect domestic and foreign manufacturing facilities where applicable.

          Sales outside the United States of products we develop will also be subject to regulatory requirements governing human clinical trials and marketing for drugs and biological products and devices. The requirements vary widely from country to country, but typically the registration and approval process takes several years and requires significant resources. In most cases, if the FDA has not approved a product for sale in the United States the product may be exported for sale outside of the United States only if it has been approved in any one of the following countries: the European Union, Canada, Australia, New Zealand, Japan, Israel, Switzerland and South Africa. There are specific FDA regulations that govern this process.

          Our ability to earn sufficient returns on our products may depend in part on the extent to which government health administration authorities, private health coverage insurers and other organizations will provide reimbursement for the costs of such products and related treatments. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and there can be no assurance that adequate third-party coverage will be available.

ENVIRONMENTAL AND SAFETY MATTERS

          We use hazardous materials, chemicals, viruses and various radioactive compounds in our research and development activities. Accordingly, we are subject to regulations under federal, state and local laws regarding work force safety, environmental protection and hazardous substance control, and to other present and possible future federal, state and local regulations. We have in place safety procedures for storing, handling and disposing of these materials. However, we cannot completely eliminate the risk of contamination or injury. We could be held liable for any resulting damages, injuries or civil penalties, and our trials could be suspended. In addition, environmental laws or regulations may impose liability for the clean-up of contamination at properties we own or operate, regardless of fault.

          These environmental laws and regulations do not currently materially adversely affect our operations, business or assets. However, these laws may become more stringent, other facts may emerge, and our processes may change, and therefore the amount and timing of expenditures in the future may vary substantially from those currently anticipated.

COMPETITION

          Competition in the biopharmaceutical industry is intense and based significantly on scientific and technological factors. These factors include the availability of patent and other protection for technology and products, the ability to commercialize technological developments and the ability to obtain governmental approval for testing, manufacturing and marketing. We compete with specialized biopharmaceutical firms in the United States, Europe and elsewhere, as well as a growing number of large pharmaceutical companies that are applying biotechnology to their operations. Many biopharmaceutical companies have focused their development efforts in the human therapeutics area, including cancer. Many major pharmaceutical companies have developed or acquired internal biotechnology capabilities or made commercial arrangements with other biopharmaceutical companies. These companies, as well as academic institutions, governmental agencies and private research organizations, also compete with us in recruiting and retaining highly qualified scientific personnel and consultants. Our ability to compete successfully with other companies in the pharmaceutical field will also depend to a considerable degree on the continuing availability of capital to us.

          We are aware of certain products under development or manufactured by competitors that are used for the prevention, diagnosis, or treatment of certain diseases we have targeted for product development. Various companies are developing biopharmaceutical products that potentially directly compete with our product candidates. These include areas such as (1) the use of small molecules to the receptor or antibodies to those receptors to treat cancer, (2) the use of anti-idiotypic antibody or recombinant antigen approaches to cancer vaccine therapy, (3) the development of inhibitors to angiogenesis, and (4) the use of hematopoietic growth factors to treat blood system disorders to or for stem cell or gene therapy. Some of these product candidates are in advanced stages of clinical trials.

          We expect that our products under development and in clinical trials will address major markets within the cancer sector. Our competition will be determined in part by the potential indications for which drugs are developed and ultimately approved by regulatory authorities. Additionally, the timing of market introduction of some of our potential products or of competitors' products may be an important competitive factor. Accordingly, the relative speed with which we can develop products, complete pre-clinical testing, clinical trials and approval processes and supply commercial quantities to market are expected to be important competitive factors. We expect that competition among products approved for sale will be based on various factors, including product efficacy, safety, reliability, availability, price, and patent position.

HUMAN RESOURCES

          We initiated our in-house research and development in 1986. We have assembled a scientific staff with a variety of complementary skills in a broad base of advanced research technologies, including oncology, immunology, molecular and cell biology, antibody engineering, protein and synthetic chemistry and high-throughput screening. We have also recruited a staff of technical and professional employees to carry out manufacturing of clinical trial materials at our Somerville, New Jersey facility. Of our 179 full-time personnel on March 15, 2000, 79 were employed in our product development, clinical and manufacturing programs, 52 in research, and 48 in administration. Our staff includes 21 persons with Ph.D.s and three with M.D.s.

ITEM 2.  PROPERTIES

RESEARCH FACILITY -- NEW YORK, NEW YORK

          We have occupied two contiguous leased floors at 180 Varick Street in New York City since 1986. The current lease for the two floors was effective as of January 1, 1999 and expires in December 2004. The rent under the lease increases by 3% per year. Rent expense for the New York facility was approximately $817,000, 574,000, and $554,000 for the years ended December 31, 1999, 1998 and 1997, respectively. We are in the process of renovating the facility to better fit our needs. The renovation is expected to cost approximately $2.0 million and is substantially complete.

          The original acquisition, construction and installation of our New York research and development facilities were financed principally through the sale of Industrial Development Agency Revenue Bonds (THE "IDA BONDS") issued by the New York Industrial Development Agency ("NYIDA"). Equipment at these facilities purchased with the proceeds of the bond secure the payment of debt service on the outstanding IDA Bond.

MANUFACTURING FACILITY -- SOMERVILLE, NEW JERSEY

          In June 1992, we acquired certain property and a building in Somerville, New Jersey at a cost to us of approximately $4,665,000, including expenses. We have retrofitted the building to serve as our clinical-grade manufacturing facility. When purchased, the facility had in place various features, including clean rooms, air handling, electricity, and water for injection systems and administrative offices. The cost for completion of facility modifications was approximately $5.4 million.

          We currently operate the facility to develop and manufacture materials for our clinical trials. Under certain circumstances, we also may use the facility for the manufacturing of commercial products. In January 1998, we completed the construction and commissioning of a new 1,750 square foot process development center at this facility dedicated to manufacturing process optimization for existing products and the pre-clinical and Phase I development of new biological therapeutics.

          We recently purchased for $700,000 a lot adjacent to our Somerville, New Jersey facility on which we have broken ground for the building of a new manufacturing facility for commercial supply of IMC-C225.

ITEM 3.  LEGAL PROCEEDINGS

          There are currently no material legal proceedings pending against us or any of our property.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

          Our common stock is traded in the over-the-counter market and prices are reported on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "IMCL".

          The following table sets forth, for the periods indicated, the range of high and low sale prices for the common stock on the Nasdaq National Market, as reported by The Nasdaq Stock Market. The quotations shown represent inter-dealer prices without adjustment for retail mark-ups, mark downs or commissions, and may not necessarily reflect actual transactions.
------------------------------------------------------

                               HIGH    LOW
-----------------------------
Year ended December 31, 1999
  First Quarter..............  $16 15/16 $ 8 3/4
  Second Quarter.............  $26     $15 1/2
  Third Quarter..............  $39 1/2 $21 5/16
  Fourth Quarter.............  $43 3/4 $16 1/4

------------------------------------------------------

                               HIGH    LOW
-----------------------------
Year ended December 31, 1998
  First Quarter..............  $ 8 7/16 $ 5 5/8
  Second Quarter.............  $13 7/8 $ 7 5/8
  Third Quarter..............  $13 7/8 $ 8 1/4
  Fourth Quarter.............  $12 1/8 $ 5 9/16

STOCKHOLDERS

          As of the close of business on March 15, 2000, there were approximately 369 holders of record of our common stock. We estimate that there are approximately 23,000 beneficial owners of our common stock.

DIVIDENDS

          We have never declared cash dividends on our common stock and have no present intention of declaring such cash dividends in the foreseeable future. The holders of our series A preferred stock are entitled to receive cumulative dividends. They may receive dividends at the annual rate of $6.00 per share, compounded annually. The dividends began to accrue when the series A preferred stock was issued on December 15, 1997. Dividends on the outstanding series A preferred stock are payable in cash on December 31st of each year beginning on December 31, 1999, or at the time of conversion, whichever is sooner. The series A preferred stock is of senior rank to all shares of common stock with respect to payment of dividends. Accrued dividends of approximately $4,894,000 were paid in December 1999 with respect to the 100,000 shares of series A preferred stock that were converted in December 1999 and the 300,000 shares of series A preferred stock that remained outstanding at December 31, 1999.

RECENT SALES BY THE COMPANY OF UNREGISTERED SECURITIES

          In 1999, we issued an aggregate of 494,220 shares of unregistered common stock to holders of warrants upon exercise of such warrants for a total purchase price of $1,243,502, which were consummated as private sales under
Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

                                                         YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                             1999       1998       1997       1996      1995
                                           --------   --------   --------   --------   -------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues................................   $  2,143   $  4,193   $  5,348   $    600   $   800
Operating expenses:
Research and development................     30,027     21,049     16,455     11,482     8,768
General and administrative..............      9,354      7,145      5,356      3,961     3,739
Net interest and other income(1)........     (2,627)    (2,619)      (972)       (95)   (2,066)
                                           --------   --------   --------   --------   -------
Loss before extraordinary item..........    (34,611)   (21,382)   (15,491)   (14,748)   (9,641)
Extraordinary loss on extinguishment of
  debt..................................         --         --         --      1,267        --
                                           --------   --------   --------   --------   -------
Net loss................................    (34,611)   (21,382)   (15,491)   (16,015)   (9,641)
Preferred dividends.....................      3,713      3,668        163         --        --
                                           --------   --------   --------   --------   -------
Net loss to common stockholders.........   $(38,324)  $(25,050)  $(15,654)  $(16,015)  $(9,641)
                                           ========   ========   ========   ========   =======
Basic and diluted net loss per common
  share.................................   $  (1.51)  $  (1.03)  $  (0.67)  $  (0.83)  $ (0.72)
                                           ========   ========   ========   ========   =======
Weighted average shares outstanding.....     25,447     24,301     23,457     19,371    13,311

                                                                DECEMBER 31,
                                          --------------------------------------------------------
                                            1999        1998        1997        1996        1995
                                          ---------   ---------   ---------   ---------   --------
                                                               (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and securities.....................  $ 119,368   $  46,739   $  59,610   $  13,514   $ 10,207
Working capital.........................     97,064      35,073      56,671       7,695      3,735
Total assets............................    145,694      62,252      75,780      25,885     22,803
Long-term obligations...................      3,335       3,746       3,430       2,775      4,235
Accumulated deficit.....................   (173,457)   (138,846)   (117,464)   (101,973)   (85,958)
Stockholders' equity....................  $ 112,298   $  45,174   $  68,226   $  16,589   $ 11,823

---------------
(1) Net interest and other income is presented net of interest income, interest expense and realized gains and losses on securities available for sale.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis by our management is provided to identify certain significant factors which affected our financial position and operating results during the periods included in the accompanying financial statements.

OVERVIEW AND RISK FACTORS

          We are a biopharmaceutical company advancing oncology care by developing a portfolio of targeted biologic treatments, which address the unmet medical needs of patients with a variety of cancers. Our three programs include growth factor blockers, cancer vaccines and anti-angiogenesis therapeutics. Since our inception in April 1984, we have devoted substantially all of our efforts and resources to research and development conducted on our own behalf and through collaborations with corporate partners and academic research and clinical institutions. We have not derived any commercial revenue from product sales. As a result of our substantial research and development costs, we have incurred significant operating losses and we have generated a cumulative net loss of approximately $173 million for the period from our inception to December 31, 1999. We expect to incur significant additional operating losses.

          Substantially all of our revenues were generated from license and research arrangements with collaborative partners. Such revenues, as well as our results of operations, have fluctuated and are expected to continue to fluctuate significantly from period to period due to:

          - the status of development of our various products

          - the time at which we enter into research and license agreements with corporate partners that provide for payments to us, and the timing and accounting treatment of payments to us under these agreements

          - whether or not we achieve specified research or commercialization milestones

          - timely payment by our corporate partners of amounts payable to us

          - the addition or termination of research programs or funding support

          - variations in the level of expenses related to our proprietary products during any given period

          Before we can commercialize our products and begin to sell them to generate revenues, they will need additional development and clinical testing, which will require significant additional funds. Generally, to make a profit we will need to successfully develop, test, introduce and market our products. It is not certain that any of our products will be successfully developed or that required regulatory approvals to commercialize them can be obtained. Further, even if we successfully develop a product, there is no assurance that we will be able to successfully manufacture or market that product or that customers will buy it.

          In December 1998, we entered into an agreement with Merck KGaA, a German-based drug company, relating to the development, marketing and sale of IMC-C225. Under this agreement: we have retained the rights to develop and market IMC-C225 within the United States and Canada; we have granted Merck KGaA exclusive rights, except in Japan, to develop and market IMC-C225 outside of the United States and Canada; we have agreed to supply Merck KGaA, and Merck KGaA will purchase from us, IMC-C225 for the conduct of clinical trials and the commercialization of the product outside of the United States and Canada; we will co-develop and co-market IMC-C225 in Japan with Merck KGaA; and we have granted Merck KGaA an exclusive license outside of the United States and Canada, without the right to sublicense, to certain of our patents to apply to a humanized antibody to the EGF receptor on which Merck KGaA has performed preclinical studies.

          In return, Merck KGaA has agreed, subject to the terms of the agreement, to (1) pay us $30 million in up-front fees and early cash-based milestone payments based upon our achievement of the milestones set forth in the agreement, (2) pay us an additional $30 million if further milestones are achieved for which Merck KGaA will receive equity in ImClone which will be priced at varying premiums to the then-market price of the common stock depending upon the timing of the achievement of the respective milestones, (3) provide us, subject to certain terms, a guaranty of our obligations under a $30 million credit facility relating to the construc-tion of a new IMC-C225 commercial manufacturing facility, (4) fund clinical development of IMC-C225 outside of the United States and Canada, and (5) pay us royalties on future sales of IMC-C225 in its territory, if any.

          This agreement may be terminated by Merck KGaA in various instances, including (1) at its discretion on any date on which a milestone is achieved (in which case no milestone payment will be made), (2) for a one-year period after first commercial sale of IMC-C225 in Merck KGaA's territory, upon Merck KGaA's reasonable determination that the product is economically unfeasible (in which case Merck KGaA is entitled to receive back 50% of the cash-based milestone payments then paid to date, but only out of revenues received, if any, based upon a royalty rate applied to the gross profit from IMC-C225 sales or IMC-C225 license fees in the United States and Canada), or (3) in the event we do not obtain certain collateral license agreements, in which case Merck KGaA also is entitled to a return of all cash milestone payments to date, plus liquidated damages of $500,000. Upon termination of the agreement, we would also be required to use our best reasonable efforts to cause the release of Merck KGaA as guarantor of the credit facility for our new manufacturing facility.

          Through December 31, 1999, Merck KGaA has paid us $20 million in up-front and milestone fees and has confirmed that we have achieved additional milestones with respect to which we are entitled to receive an additional $6 million in payments. The $20 million received through December 31, 1999 has been recorded as fees potentially refundable from a corporate partner and revenue recognition of all or a portion of such amounts will commence upon Merck KGaA's agreeing on the production concept for the new IMC-C225 manufacturing facility and our obtaining the necessary collateral license agreements. In April 1999, the parties agreed on the production concept for the manufacturing facility and are currently working toward securing Merck KGaA's guaranty of our obligations under a $30 million credit facility. We are also in the process of negotiating the necessary collateral license agreements. Merck has also agreed to reimburse us for one-half of the outside contract service costs incurred with respect to our Phase III clinical trial using C225 with radiation in head and neck cancer patients.

          We have also granted Merck KGaA a license to develop and market BEC2 worldwide. We have retained the right to co-promote BEC2 with Merck KGaA within North America and it is intended that we will be the bulk manufacturer of BEC2 for worldwide production. In return, Merck KGaA has made research support payments to us totaling $4.7 million and is required to make milestone payments to us of up to $22.5 million, of which $3 million has been received through December 31, 1999. In addition, Merck KGaA is required to make royalty payments to us on any sales of BEC2 outside North America, with a portion of the milestone and research support payments received under the agreement being creditable against the amount of royalties due.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1999 AND 1998

          Revenues. Revenues for the years ended December 31, 1999 and 1998 were $2,143,000 and $4,193,000, respectively, a decrease of $2,050,000, or 49%.
Revenues for the year ended December 31, 1999 primarily consisted of (1) $500,000 in milestone revenue and $225,000 in research support from our partnership with American Home in infectious disease vaccines, (2) $533,000 in research and support payments from our research and license agreement with Merck KGaA for our principal cancer vaccine product candidate, BEC2, (3) $500,000 in milestone revenue and $305,000 in royalty revenue from our strategic alliance with Abbott in diagnostics, and (4) $75,000 in license fees from our cross-licensing agreement with Immunex for novel hematopoietic growth factors. Revenues for the year ended December 31, 1998 consisted of (1) $300,000 in research support from our partnership with American Home in infectious disease vaccines, (2) $1,000,000 in milestone revenue and $2,500,000 in research and support payments from our agreement with Merck KGaA for BEC2, (3) $295,000 in royalty revenue from our strategic alliance with Abbott in diagnostics and (4) $98,000 from a Phase I Small Business Innovation Research grant from the NCI for a program in cancer-related angiogenesis. The decrease in revenues for the year ended December 31, 1999 was primarily attributable to the decrease in research and support revenue as a result of the completion of all research and support payments due from our research and license agreement with Merck KGaA for BEC2.

          Operating Expenses: Research and Development. Total operating expenses for the years ended December 31, 1999 and 1998 were $39,381,000 and $28,194,000, respectively, an increase of $11,187,000, or 40%. Research and development expenses for the years ended December 31, 1999 and 1998 were $30,027,000 and $21,049,000, respectively, an increase of $8,978,000 or 43%.
Such amounts for the years ended December 31, 1999 and 1998 represented 76% and 75%, respectively, of total operating expenses. The increase in research and development expenses for the year ended December 31, 1999 was primarily attributable to (1) the costs associated with the initiation of two pivotal Phase III clinical trials of IMC-C225 in treating head and neck cancer, one in combination with radiation and one in combination with cisplatin, (2) the costs associated with the initiation of two additional Phase II clinical trials of IMC-C225, one in refractory head and neck cancer in combination with cisplatin and one in refractory colorectal cancer in combination with irinotecan, (3) expenditures in the functional areas of product development, manufacturing, clinical and regulatory affairs associated with IMC-C225, (4) non-cash expenses recognized in connection with the issuance of options granted to scientific consultants and collaborators and (5) expenditures associated with additional staffing in the area of discovery research. We expect research and development costs to increase in future periods as we continue to expand our efforts in product development and clinical trials.

          General and Administrative Expenses. General and administrative expenses include administrative personnel costs, costs incurred in connection with pursuing arrangements with corporate partners and technology licensors, and expenses associated with applying for patent protection for our technology and products. Such expenses for the years ended December 31, 1999 and 1998 were $9,354,000 and $7,145,000, respectively, an increase of $2,209,000, or 31%. The increase in general and administrative expenses primarily reflected (1) additional support staffing for expanding our research, development, clinical, manufacturing and marketing efforts, particularly with respect to IMC-C225 and
(2) expenses associated with the pursuit of strategic corporate alliances and other corporate development expenses. We expect general and administrative expenses to increase in future periods to support our planned increases in research, development, clinical, manufacturing and marketing and sales efforts.

          Interest and Other Income and Interest Expense. Interest income was $2,842,000 for the years ended December 31, 1999 compared with $3,016,000 for the year ended December 31, 1998, a decrease of $174,000, or 6%. Interest expense was $292,000 and $435,000 for the years ended December 31, 1999 and 1998, respectively, a decrease of $143,000 or 33%. Interest expense for both periods primarily included (1) interest on an outstanding Industrial Development Revenue Bond issued in 1990 (THE "1990 IDA BOND") with a principal amount of $2,200,000 and (2) interest recorded on various capital lease obligations under a December 1996 Financing Agreement (THE "1996 FINANCING AGREEMENT") and an April 1998 Financing Agreement (THE "1998 FINANCING AGREEMENT") with Finova Technology Finance, Inc. ("FINOVA"). The decrease was primarily attributable to capitalizing interest costs during the construction period of our new manufacturing facility. The decrease was partially offset by entering into additional capital leases. We recorded gains on securities available for sale for the year ended December 31, 1999 in the amount of $77,000 as compared with gains of $34,000 for the year ended December 31, 1998. The gain for the year ended December 31, 1999 includes an $828,000 write-down of our investment in CombiChem as a result of an other than temporary decline in the first quarter of 1999. In November 1999, CombiChem was acquired by E.I. du Pont de Nemours and Company for cash consideration of $6.75 per share, which represented a financial reporting gain to us of approximately $937,000 in the fourth quarter of 1999, after considering the aforementioned write-down. The resulting net gain on the investment in CombiChem was $109,000 for the year ended December 31, 1999.

          Net Losses. We had net losses to common stockholders of $38,324,000 or $1.51 per share for the year ended December 31, 1999 compared with $25,050,000 or $1.03 per share for the year ended December 31, 1998. The increase in the net loss and per share net loss to common stockholders was due primarily to the factors noted above.

YEARS ENDED DECEMBER 31, 1998 AND 1997

          Revenues. Revenues for the years ended December 31, 1998 and 1997 were $4,193,000 and $5,348,000, respectively, a decrease of $1,155,000, or 22%.
Revenues for the year ended December 31, 1998 consisted of (1) $300,000 in research support from our partnership with American Home in infec-tious disease vaccines, (2) $1 million in milestone revenue and $2.5 million in research and support payments from our agreement with Merck KGaA for BEC2, (3) $295,000 in royalty revenue from our strategic alliance with Abbott in diagnostics and (4) $98,000 from a Phase I Small Business Innovation Research grant from the NCI for a program in cancer-related angiogenesis. Revenues for the year ended December 31, 1997 consisted of (1) $300,000 in research support from our partnership with American Home in infectious disease vaccines, (2) $2,000,000 in milestone revenue and $1,667,000 in research and support payments from our agreement with Merck KGaA for BEC2 and (3) $1,000,000 in milestone revenue and $381,000 in royalty revenue from our strategic alliance with Abbott in diagnostics. The decrease in revenues for the year ended December 31, 1998 was primarily attributable to a decrease in milestone revenue which can vary widely from period to period depending upon the timing of the achievement of various research and development milestones for products under development.

          Operating Expenses: Research and Development. Total operating expenses for the years ended December 31, 1998 and 1997 were $28,194,000 and $21,811,000, respectively, an increase of $6,383,000, or 29%. Research and development expenses for the years ended December 31, 1998 and 1997 were $21,049,000 and $16,455,000, respectively, an increase of $4,594,000 or 28%.
Such amounts for both years ended December 31, 1998 and 1997 represented 75% of total operating expenses. The increase in research and development expenses for the year ended December 31, 1998 was partially attributable to (1) the costs associated with an agreement in principle for the supplemental further development and manufacture of clinical grade IMC-C225 to support ongoing and future human clinical trials, (2) expenditures associated with additional staffing in the area of discovery research, (3) the initiation of new supported research programs with academic institutions, (4) the establishment of corporate in-licensing arrangements and (5) expenditures in the functional areas of product development, manufacturing, clinical and regulatory affairs associated with IMC-C225. This increase was partially offset by the one-time $2.2 million non-cash compensation expense recorded for the year ended December 31, 1997 in connection with the extension of the term of an officer's warrant to purchase 397,000 shares of common stock.

          General and Administrative Expenses. General and administrative expenses include administrative personnel costs, costs incurred in connection with pursuing arrangements with corporate partners and technology licensors, and expenses associated with applying for patent protection for our technology and products. Such expenses for the years ended December 31, 1998 and 1997 were $7,145,000 and $5,356,000, respectively, an increase of $1,789,000, or 33%. The increase in general and administrative expenses primarily reflected (1) additional support staffing for expanding our research, development, clinical and manufacturing efforts, particularly with respect to IMC-C225 and (2) expenses associated with the pursuit of strategic corporate alliances and other corporate development expenses. We expect general and administrative expenses to increase in future periods to support our planned increases in research, development, clinical and manufacturing efforts.

          Interest and Other Income and Interest Expense. Interest and other income was $3,054,000 for the year ended December 31, 1998 compared with $1,523,000 for the year ended December 31, 1997, an increase of $1,531,000, or 101%. The increase was primarily attributable to the increased interest income earned from higher cash balances in our investment portfolio resulting from the private placement of series A preferred stock completed in December 1997. Interest expense was $435,000 and $551,000 for the years ended December 31, 1998 and 1997, respectively, a decrease of $116,000, or 21%. Interest expense for both periods primarily included (1) interest on the 1990 IDA Bond, which has a principal amount of $2.2 million, (2) interest recorded on capital lease obligations and (3) interest recorded on a liability to Pharmacia and Upjohn Inc. ("PHARMACIA"), for the reacquisition of the worldwide rights to a recombinant mutein form of Interleukin-6 ("IL-6M") as well as clinical material manufactured and supplied to us by Pharmacia. The decrease was primarily attributable to the (1) December 1997 repayment of an IDA Bond issued in 1986 (THE "1986 IDA BOND") with a principal amount of $2.1 million and (2) February 1998 repayment of the remaining liability to Pharmacia.

          Net Losses. We had net losses to common stockholders of $25,050,000, or $1.03 per share, for the year ended December 31, 1998 compared with $15,654,000, or $0.67 per share, for the year ended December 31, 1997. The increase in the net loss and per share net loss to common stockholders was due primarily to the factors noted above and the accrued dividends and incremental yield on the series A preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

          At December 31, 1999, our principal sources of liquidity consisted of cash and cash equivalents and short-term securities available for sale of approximately $119.4 million. This includes approximately $94.1 million in net proceeds from our November 1999 public sale of 3,162,500 shares of common stock. From inception through December 31, 1999 we have financed our operations through the following means:

          - Public and private sales of equity securities in financing transactions have raised approximately $258.0 million in net proceeds

          - We have earned approximately $35.0 million from license fees, contract research and development fees and royalties from collaborative partners. Additionally, we have received $20.0 million in potentially refundable fees from our IMC-C225 development and license agreement with Merck KGaA. As of March 15, 2000, Merck KGaA has confirmed that we have achieved milestones, with respect to which we are entitled to receive an additional $6.0 million in payments. The amounts from Merck KGaA with respect to IMC-C225 have yet to be recognized as revenue because they are refundable under certain circumstances

          - We have earned approximately $11.3 million in interest income

          - The sale of the IDA Bonds in each of 1985, 1986 and 1990 raised an aggregate of $6.3 million, the proceeds of which have been used for the acquisition, construction and installation of our research and development facility in New York City, and of which $2.2 million is currently outstanding

          We may from time to time consider a number of strategic alternatives designed to increase shareholder value, including joint ventures, acquisitions and other forms of alliances as well as the sale of all or part of the company.

          The 1990 IDA Bond in the outstanding principal amount of $2.2 million becomes due in 2004. We will incur annual interest on the 1990 IDA Bond aggregating approximately $248,000. In order to secure our obligations to the New York Industrial Development Agency under the 1990 IDA Bond, we have granted the NYIDA a security interest in facility equipment purchased with the bond proceeds.

          In February 2000, we completed a private placement of $240 million in convertible subordinated notes due March 1, 2005. We received net proceeds from this offering of approximately $232.2 million, after deducting expenses associated with the offering. The notes bear interest at an annual rate of 5.5% payable semi-annually on September 1 and March 1 of each year, beginning September 1, 2000. A holder may convert all or a portion of a note into common stock at any time on or before March 1, 2005 at a conversion price of $110.18 per share, subject to adjustment if certain events affecting our common stock occur. We may redeem some or all of the notes at specified redemption prices prior to March 6, 2003 if specified common stock price thresholds are met. On or after March 6, 2003, we may redeem some or all of the notes at specified redemption prices.

          We signed a definitive agreement in April 1999 with BI for the further development, production scale-up and manufacture of our lead therapeutic product candidate, IMC-C225, for use in human clinical trials. This material has been provided to Merck KGaA for use in trials in Europe and we have invoiced Merck KGaA for this material pursuant to the terms of our agreement with Merck KGaA. We did not hedge our exposure to the foreign currency risk associated with this agreement.

          In December 1999, we entered into a development and manufacturing services agreement with Lonza. Under the agreement, Lonza is engaging in process development and scale-up for the manufacture of IMC-C225. These steps are being taken to assure that its process will produce bulk material that conforms with our reference material. Under this agreement, Lonza will manufacture four 5,000 liter production runs under cGMP conditions of material that may be used for clinical and/or commercial supply. We also have agreed in princi-ple with Lonza to the material terms of a three-year commercial supply agreement for which the definitive agreement is being completed.

          We have obligations under various capital leases for certain laboratory, office and computer equipment and also certain building improvements primarily under the 1996 Financing Agreement and the 1998 Financing Agreement with Finova. The 1996 Financing Agreement allowed us to finance the lease of equipment and make certain building and leasehold improvements to existing facilities involving amounts totaling approximately $2.5 million. Each lease has a fair market value purchase option at the expiration of a 42-month term. Pursuant to the 1996 Financing Agreement, we issued to Finova a warrant due to expire in December 31, 2000 to purchase 23,220 shares of our common stock at an exercise price of $9.69 per share which they exercised in November 1999. We recorded a non-cash debt discount of approximately $125,000 in connection with this financing, which discount is being amortized over the 42-month term of the first lease. The 1996 Financing Agreement with Finova expired in December 1997 and we utilized only $1.7 million of the full $2.5 million under the agreement. In April 1998, we entered into the 1998 Financing Agreement with Finova totaling approximately $2 million. The terms of the 1998 Financing Agreement are substantially similar to the now expired 1996 Financing Agreement except that each lease has a 48-month term. As of December 31, 1999, we had entered into twelve individual leases under both the 1996 Financing Agreement and the 1998 Financing Agreement aggregating a total cost of $3.7 million. The 1998 Financing Agreement expired in May 1999. In January and February 2000, we entered into financing arrangements with Finova and Transamerica Business Credit Corporation under which we may obtain at our option up to an aggregate of $25,000,000 for our utilization primarily in connection with the build-out of our new commercial manufacturing facility. The funds may be obtained through multiple leases for not less than specified minimum amounts. Each lease contains a balloon purchase option at the end of a 48-month term. The Company paid $100,000 in application fees associated with these agreements, which may be applied against future principal and interest payments.

          We rent our New York City facility under a lease that was scheduled to expire in March 1999. We renewed the entire lease for a term commencing as of January 1, 1999 through December 2004 and are in the process of renovating the facility to better fit our needs. The renovation is expected to cost approximately $2.0 million and is substantially complete.

          Under our agreement with Merck KGaA for IMC-C225, we developed, in consultation with Merck KGaA, a production concept for a new manufacturing facility for the commercial production of IMC-C225. Merck KGaA is to provide us, if we so choose, subject to certain conditions, with a guaranty under a $30 million credit facility for the build-out of this facility. We have determined to erect this facility adjacent to our current manufacturing facility in New Jersey, which supplies IMC-C225 to support our clinical trials. We broke ground on the facility in January 2000 and estimate that the total cost will be approximately $45 million. We are currently in the process of negotiating the terms of the loan agreement and guaranty. We expect to fund the remaining cost of this facility through a combination of cash on hand, proceeds from our February 2000 private placement of convertible notes and equipment financing transactions.

          In 1998, we hired a Vice-President of Marketing and Sales and have recently hired directors of marketing, field sales and sales operations, each with experience in the commercial launch of a monoclonal antibody cancer therapeutic, to develop our internal marketing and sales capabilities. We are preparing for the marketing and sale of IMC-C225 in the U.S. and Canada, and in that regard, we are hiring regional sales managers and approximately 40 sales people prior to the commencement of IMC-C225 sales.

          Total capital expenditures made during the year ended December 31, 1999 were $7,650,000, of which $532,000 have been reimbursed in accordance with the terms of the 1998 Financing Agreement with Finova. Of the total capital expenditures made during the year ended December 31, 1999, $3,020,000 related to the purchase of equipment for and costs associated with the retrofit of our corporate office and research laboratories in New York and other capital expenditures relating to our New York facility. We incurred $4,002,000 for the purchase of land, engineering and other pre-construction costs associated with the build-out of the commercial manufacturing facility to be erected adjacent to our current manufacturing facility in New Jersey. The remaining $628,000 is related to improving and equipping our existing manufacturing facility.

          The holders of the series A preferred stock are entitled to receive cumulative dividends at an annual rate of $6.00 per share. Dividends accrue as of the issuance date of the series A preferred stock and are payable on the outstanding series A preferred stock in cash on December 31 of each year beginning December 31, 1999 or at the time of conversion or redemption of the series A preferred stock on which the dividend is to be paid, whichever is sooner. In December 1999, we paid the dividend then accrued on the series A preferred stock equal to $4,894,000.

          We believe that our existing cash on hand including the proceeds from our February 2000 private placement of convertible notes and amounts expected to be available under our credit facilities should enable us to maintain our current and planned operations through at least 2002. We are also entitled to reimbursement for certain research and development expenditures and to certain milestone payments, including $10 million in cash-based milestone payments and $30 million in equity-based milestone payments from our IMC-C225 development and license agreement with Merck KGaA, which are to be paid subject to our attaining research and development milestones, certain of which have recently been attained, and certain other conditions. There can be no assurance that we will achieve the unachieved milestones. Additionally, the termination of the agreement due to our failure to obtain the necessary collateral license agreements would require us to return all milestone payments made to date, plus $500,000 in liquidated damages. Our future working capital and capital requirements will depend upon numerous factors, including, but not limited to:

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

          - technological advances

          - status of competitors

          - our ability to maintain existing and establish new collaborative arrangements with other companies to provide funding to support these activities

          - costs of establishing both clinical scale and commercial scale manufacturing capacity in our facility and those of others

          In order to fund our capital needs after 2002, we will require significant levels of additional capital and we intend to raise the capital through additional arrangements with corporate partners, equity or debt financings, or from other sources including the proceeds of product sales, if any. There is no assurance that we will be successful in consummating any such arrangements. If adequate funds are not available, we may be required to significantly curtail our planned operations.

          At December 31, 1999, we had net operating loss carryforwards for United States federal income tax purposes of approximately $151 million, which expire at various dates from 2000 through 2019. At December 31, 1999 we had research credit carryforwards of approximately $7.7 million, which expire at various dates from 2009 through 2019. Under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation's ability to use net operating loss and research credit carryforwards may be limited if the corporation experiences a change in ownership of more than 50 percentage points within a three-year period. Since 1986, we have experienced at least two such ownership changes. As a result, we are only permitted to use in any one year approximately $5.2 million of our available net operating loss carryforwards that relate to periods before these ownership changes. Similarly, we are limited in using our research credit carryforwards. It has not been determined whether the November 1999 public common stock offering and the February 2000 private placement of convertible notes resulted in additional ownership changes that would further limit the use of our net operating losses and research credit carryforwards.

YEAR 2000 READINESS

          In order to ready our systems for the Year 2000 (Y2K), we incurred aggregate expense in 1999 and 1998 of approximately $350,000. This included costs for general systems improvements. Year 2000 preparations were completed as planned, and no major impacts on us were experienced.

RECENTLY ISSUED ACCOUNTING STANDARDS

          In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements, including the recognition of non-refundable fees received upon entering into arrangements. We are in the process of evaluating this SAB and the effect it will have on our financial statements and current revenue recognition policies.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Our holdings of financial instruments comprise a mix of any of U.S. corporate debt, foreign corporate debt, U.S. government debt, foreign government/agency guaranteed debt and commercial paper. All such instruments are classified as securities available for sale. Generally, we do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in investment grade fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We invest in securities which have a range of maturity dates. Typically, those with a short-term maturity are fixed-rate, highly liquid, debt instruments and those with longer-term maturities are debt instruments with periodic interest rate adjustments. We also have certain foreign exchange currency risk. See footnote 2 of the financial statements. The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of December 31, 1999:

                                                                                      2005 AND
                           2000          2001         2002      2003      2004       THEREAFTER        TOTAL        FAIR VALUE
                        -----------   ----------   ----------   ----   ----------    -----------    ------------   ------------
Fixed Rate............  $21,611,000   $1,887,000   $1,452,000    $--   $       --    $        --    $ 24,950,000   $ 24,933,000
Average Interest
  Rate................         5.04%        5.50%         8.0%   --            --             --            5.25%            --
Variable Rate.........           --           --           --    --     5,922,000(1) $76,459,000(1) $ 82,381,000   $ 82,419,000
Average Interest
  Rate................           --           --           --    --          5.86%          6.44%           6.40%            --
                        -----------   ----------   ----------    --    ----------    -----------    ------------   ------------
                        $21,611,000   $1,887,000   $1,452,000    --     5,922,000    $76,459,000(1) $107,331,000   $107,352,000
                        ===========   ==========   ==========    ==    ==========    ===========    ============   ============

---------------
(1) These holdings consist of U.S. corporate and foreign corporate floating rate notes. Interest on the securities is adjusted at fixed dates using prevailing interest rates. These holdings are highly liquid and we consider the potential for loss of principal to be minimal.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The response to this item is submitted as a separate section of this report commencing on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                    PART III

          The information required by "Item 10. -- Directors and Executive Officers of the Registrant"; "Item 11. -- Executive Compensation"; "Item 12. -- Security Ownership of Certain Beneficial Owners and Management"; and "Item
13. -- Certain relationships and Related Transactions" is incorporated into Part III of this Annual Report on Form 10-K by reference to our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 31, 2000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) and (2)   The response to this portion of Item 14. is submitted as a separate section of this report commencing on page F-1.
(a)(3)           Exhibits (numbered in accordance with Item 601 of Regulation
                 S-K).

 EXHIBIT                                                                  INCORPORATION
   NO.                              DESCRIPTION                           BY REFERENCE
 -------                            -----------                           -------------
 3.1        Certificate of Incorporation, as amended through December
            31, 1998....................................................  O (3.1)
 3.1A       Amendment dated June 4, 1999 to the Company's Certificate of
            Incorporation, as amended...................................  U (3.1A)
 3.2        Amended and Restated By-Laws of the Company.................  N (3.2)
 4.1        Form of Warrant issued to the Company's officers and
            directors under Warrant Agreements..........................  A (4.1)
 4.2        Stock Purchase Agreement between Erbamont Inc. and the
            Company, dated May 1, 1989..................................  A (4.2)
 4.3        Stock Purchase Agreement between American Cyanamid Company
            (Cyanamid) and the Company dated December 18, 1987..........  A (4.3)
 4.4        Form of Subscription Agreement entered into in connection
            with September 1991 private placement.......................  A (4.4)
 4.5        Form of Warrant issued in connection with September 1991
            private placement...........................................  A (4.5)
 4.6        Preferred Stock Purchase Agreement between the Company and
            Merck KGaA ("Merck") dated December 3, 1997.................  P (4.6)
 4.7        Certificate of Designations, Preferences and Rights of
            Series A Convertible Preferred Stock........................  P (4.7)
10.1        Company's 1986 Employee Incentive Stock Option Plan,
            including form of Incentive Stock Option Agreement..........  F (10.1)
10.2        Company's 1986 Non-qualified Stock Option Plan, including
            form of Non-qualified Stock Option Agreement................  F (10.2)
10.3        Company's 401(k) Plan.......................................  F (10.3)
10.4        Research and License Agreement between Merck and the Company dated December 19, 1990.....................................  B (10.4)
10.5        Hematopoietic Growth Factors License Agreement between
            Erbamont, N.V. and the Company, dated May 1, 1989, and
            Supplemental Amendatory Agreement between Erbamont, N.V. and the Company dated September 28, 1990........................  B (10.6)
10.6        Agreement between Cyanamid and the Company dated December
            18, 1987 and supplemental letter agreement between Cyanamid and the Company dated September 6, 1991.....................  B (10.7)

 EXHIBIT                                                                  INCORPORATION
   NO.                              DESCRIPTION                           BY REFERENCE
 -------                            -----------                           -------------
10.7        Agreement between Hadasit Medical Research Services &
            Development, Ltd. and the Company...........................  B (10.8)
10.8        Agreement between Hadasit Medical Research Services &
            Development, Ltd. and the Company dated September 21,
            1989........................................................  B (10.9)
10.9        Supported Research Agreement between Memorial Sloan
            Kettering Cancer Center (MSKCC) and the Company dated March
            26, 1990....................................................  A (10.10)
10.10       License Agreement between MSKCC and the Company, dated March
            26, 1990....................................................  B (10.11)
10.11       License Agreement between MSKCC and the Company, dated March
            26, 1990....................................................  B (10.12)
10.12       License Agreement between MSKCC and the Company, dated March
            26, 1990....................................................  B (10.13)
10.13       Research Agreement between the Trustees of Princeton
            University (Princeton) and the Company dated January 1,
            1991........................................................  B (10.14)
10.14       Research Agreement between Princeton and the Company dated
            May 1, 1991.................................................  B (10.15)
10.15       Research Agreement between Princeton and the Company dated
            May 1, 1991.................................................  B (10.16)
10.16       License Agreement between Princeton and the Company dated
            March 20, 1991..............................................  B (10.17)
10.17       License Agreement between Princeton and the Company dated
            May 29, 1991................................................  B (10.18)
10.18       License Agreement between Princeton and Oncotech, Inc. dated
            September 3, 1987...........................................  B (10.19)
10.19       Supported Research Agreement between The University of North
            Carolina at Chapel Hill ("UNC") and the Company effective
            July 5, 1988................................................  B (10.20)
10.20       License Agreement between UNC and the Company dated July 5,
            1988........................................................  B (10.21)
10.21       License Agreement between UNC and the Company dated July 27,
            1988........................................................  B (10.22)
10.22       Supported Research Agreement between UNC and the Company
            effective April 1, 1989.....................................  B (10.23)
10.23       License Agreement between UNC and the Company dated July 1,
            1991........................................................  B (10.24)
10.24       Agreement between Celltech Limited and the Company dated May
            23, 1991....................................................  B (10.25)
10.25       Form of Non-disclosure and Discovery Agreement between
            employees of the Company and the Company....................  A (10.30)
10.26       Industrial Development Bond Documents:......................  A (10.31)
10.26.1     Industrial Development Revenue Bonds (1985 ImClone Systems
            Incorporated Project).......................................  A (10.31.1)
10.26.1.1   Lease Agreement, dated as of October 1, 1985, between the
            New York City Industrial Development Agency (NYCIDA) and the
            Company, as Lessee..........................................  A (10.31.1.3)
10.26.1.2   Indenture of Trust, dated as of October 1, 1985, between
            NYCIDA and United States Trust Company of New York (US
            Trust), as Trustee..........................................  A (10.31.1.2)

 EXHIBIT                                                                  INCORPORATION
   NO.                              DESCRIPTION                           BY REFERENCE
 -------                            -----------                           -------------
10.26.1.3   Company Sublease Agreement, dated as of October 1, 1985,
            between the Company and NYCIDA..............................  A (10.31.1.3)
10.26.1.4   Tax Regulatory Agreement, dated October 9, 1985, from NYCIDA and the Company to US Trust, as Trustee.....................  A (10.31.1.4)
10.26.1.5   Lessee Guaranty Agreement, dated as of October 1, 1985,
            between the Company and US Trust, as Trustee................  A (10.31.1.5)
10.26.1.6   First Supplemental Indenture of Trust, dated as of November
            1, 1985 from the NYCIDA to US Trust.........................  A (10.31.1.6)
10.26.1.7   Third Supplemental Indenture of Trust, dated as of October
            12, 1990 from NYCIDA to US Trust............................  A (10.31.1.7)
10.26.2     Industrial Development Revenue Bonds (1986 ImClone Systems
            Incorporated Project).......................................  A (10.31.2)
10.26.2.1   First Amendment to Company Sublease Agreement, dated as of
            December 1, 1986, between the Company, as Sublessor, and
            NYCIDA as Sublessee.........................................  A (10.31.2.1)
10.26.2.2   First Amendment to Lease Agreement, dated as of December 1,
            1986, between NYCIDA and the Company, as Lessee.............  A (10.31.2.2)
10.26.2.3   Second Supplement Indenture of Trust, dated as of December
            1, 1986 between NYCIDA and US Trust, as Trustee.............  A (10.31.2.3)
10.26.2.4   Tax Regulatory Agreement, dated December 31, 1986, from
            NYCIDA and the Company to US Trust, as Trustee..............  A (10.31.2.4)
10.26.2.5   First Amendment to Lessee Guaranty Agreement, dated as of
            December 1, 1986, between the Company and US Trust, as
            Trustee.....................................................  A (10.31.2.5)
10.26.2.6   Bond Purchase Agreement, dated as of December 31, 1986,
            between NYCIDA and New York Muni Fund, Inc., as Purchaser...  A (10.31.2.6)
10.26.2.7   Letter of Representation and Indemnity Agreement, dated as of December 31, 1986, from the Company to NYCIDA and New
            York Muni Fund, Inc., as Purchaser..........................  A (10.31.2.7)
10.26.3     Industrial Development Revenue Bonds (1990 ImClone Systems
            Incorporated Project).......................................  A (10.31.3)
10.26.3.1   Lease Agreement, dated as of August 1, 1990, between NYCIDA and the Company, as lessee..................................  A (10.31.3.1)
10.26.3.2   Company Sublease Agreement, dated as of August 1, 1990,
            between the Company, as Sublessor, and NYCIDA...............  A (10.31.3.2)
10.26.3.3   Indenture of Trust, dated as of August 1, 1990, between
            NYCIDA and US Trust, as Trustee.............................  A (10.31.3.3)
10.26.3.4   Guaranty Agreement, dated as of August 1, 1990, from the
            Company to US Trust, as Trustee.............................  A (10.31.3.4)
10.26.3.5   Tax Regulatory Agreement, dated August 1, 1990, from the
            Company and NYCIDA to US Trust, as Trustee..................  A (10.31.3.5)
10.26.3.6   Agency Security Agreement, dated as of August 1, 1990, from the Company, as Debtor, and the NYCIDA to US Trust, as
            Trustee.....................................................  A (10.31.3.6)
10.26.3.7   Letter of Representation and Indemnity Agreement, dated as of August 14, 1990, from the Company to NYCIDA, New York
            Mutual Fund, Inc., as the Purchaser and Chase Securities,
            Inc., as Placement Agent Company to NYCIDA..................  A (10.31.3.7)

 EXHIBIT                                                                  INCORPORATION
   NO.                              DESCRIPTION                           BY REFERENCE
 -------                            -----------                           -------------
10.27       Lease Agreement between 180 Varick Street Corporation and
            the Company, dated October 8, 1985, and Additional Space and
            Modification Agreement between 180 Varick Street Corporation and the Company, dated June 13, 1989........................  A (10.32)
10.28       License Agreement between The Board of Trustees of the
            Leland Stanford Junior University and the Company effective
            May 1, 1991.................................................  A (10.33)
10.29       License Agreement between Genentech, Inc. and the Company
            dated December 28, 1989.....................................  A (10.34)
10.30       License Agreement between David Segev and the Company dated
            December 28, 1989...........................................  B (10.35)
10.31       Letter of Intent between the Company and Dr. David Segev
            dated November 18, 1991.....................................  C (10.40)
10.32       Agreement between the Company and Celltech Limited dated
            March 11, 1992..............................................  C (10.42)
10.33       Agreement of Sale dated June 19, 1992 between the Company
            and Korsch Tableting Inc....................................  D (10.45)
10.34       Research and License Agreement, having an effective date of
            December 15, 1992, between the Company and Abbott
            Laboratories................................................  E (10.46)
10.35       Research and License Agreement between the Company and
            Chugai Pharmaceutical Co., Ltd. dated January 25, 1993......  E (10.47)
10.36       License Agreement between the Company and the Regents of the
            University of California dated April 9, 1993................  G (10.48)
10.37       Contract between the Company and John Brown, a division of
            Trafalgar House, dated January 19, 1993.....................  H (10.49)
10.38       Collaboration and License Agreement between the Company and the Cancer Research Campaign Technology, Ltd., signed April
            4, 1994, with an effective date of April 1, 1994............  G (10.50)
10.39       Termination Agreement between the Company and Erbamont Inc.
            dated July 21, 1993.........................................  H (10.51)
10.40       Research and License Agreement between the Company and
            Cyanamid dated September 15, 1993...........................  G (10.52)
10.41       Clinical Trials Agreement between the Company and the
            National Cancer Institute dated November 23, 1993...........  H (10.53)
10.42       License Agreement between the Company and UNC dated December
            1, 1993.....................................................  G (10.54)
10.43       Notice of Termination for the research collaboration between the Company and Chugai Pharmaceutical Co., Ltd. dated
            December 17, 1993...........................................  H (10.55)
10.44       License Agreement between the Company and Rhone-Poulenc
            Rorer dated June 13, 1994...................................  I (10.56)
10.45       Offshore Securities Subscription Agreement between ImClone
            Systems Incorporated and GFL Ultra Fund Limited dated August
            12, 1994....................................................  I (10.57)
10.46       Offshore Securities Subscription Agreement between ImClone
            Systems Incorporated and GFL Ultra Fund Limited dated
            November 4, 1994............................................  I (10.58)
10.47       Offshore Securities Subscription Agreement between ImClone
            Systems Incorporated and Anker Bank Zuerich dated November
            10, 1994....................................................  I (10.59)

 EXHIBIT                                                                  INCORPORATION
   NO.                              DESCRIPTION                           BY REFERENCE
 -------                            -----------                           -------------
10.48       Option Agreement, dated as of April 27, 1995, between
            ImClone Systems Incorporated and High River Limited
            Partnership relating to capital stock of Cadus
            Pharmaceutical Corporation..................................  J (10.60)
10.49       Option Agreement, dated as of April 27, 1995, between
            ImClone Systems Incorporated and High River Limited
            Partnership relating to 300,000 shares of common stock of
            ImClone Systems Incorporated................................  J (10.61)
10.50       Option Agreement, dated as of April 27, 1995, between
            ImClone Systems Incorporated and High River Limited
            Partnership relating to 150,000 shares common stock of
            ImClone Systems Incorporated................................  J (10.62)
10.51       Stock Purchase Agreement, dated as of August 10, 1995, by
            and between ImClone Systems Incorporated and the members of the Oracle Group............................................  J (10.63)
10.52       Form of Warrant issued to the members of the Oracle Group...  J (10.64)
10.53       Loan Agreement, dated as of August 10, 1995, by and between
            ImClone Systems Incorporated and the members of the Oracle
            Group.......................................................  J (10.65)
10.54       Security Agreement, dated as of August 10, 1995, by and
            between ImClone Systems Incorporated and the members of the
            Oracle Group................................................  J (10.66)
10.55       Mortgage, dated August 10, 1995, made by ImClone Systems
            Incorporated for the benefit of Oracle Partners, L.P., as
            Agent.......................................................  J (10.67)
10.56       Financial Advisory Agreement entered into between the
            Company and Genesis Merchant Group Securities dated November
            2, 1995.....................................................  K (10.68)
10.57       Repayment Agreement (with Confession of Judgment, and
            Security Agreement) entered into between the Company and
            Pharmacia, Inc. on March 6, 1996............................  K (10.69)
10.58       License Amendment entered into between the Company and
            Abbott Laboratories on August 28, 1995, amending the
            Research and License Agreement between the parties dated
            December 15, 1992...........................................  K (10.70)
10.59       Amendment of September 1993 to the Research and License
            Agreement between the Company and Merck of April 1, 1990....  K (10.71)
10.60       Amendment of October 1993 to the Research and License
            Agreement between the Company and Merck of April 1, 1990....  K (10.72)
10.61       Employment agreement dated May 17, 1996 between the Company and Carl S. Goldfischer.....................................  L (10.73)
10.62       Financial Advisory Agreement dated February 26, 1997 between the Company and Hambrecht & Quist LLC.......................  L (10.74)
10.63       Exchange Agreement exchanging debt for common stock dated as of April 15, 1996 among the Company and members of The
            Oracle Group................................................  L (10.75)
10.64       Collaborative Research and License Agreement between the
            Company and CombiChem, Inc. dated October 10, 1997..........  M (10.76)
10.65       Amendment of May 1996 to Research and License Agreement
            between the Company and Merck of April 1, 1990..............  P (10.65)
10.66       Amendment of December 1997 to Research and License Agreement
            between the Company and Merck of April 1, 1990..............  P (10.66)
10.67       Equipment Leasing Commitment from Finova Technology Finance,
            Inc.........................................................  Q (10.67)
10.68       Development and License Agreement between the Company and
            Merck KGaA dated December 14, 1998..........................  R (10.70)

 EXHIBIT                                                                  INCORPORATION
   NO.                              DESCRIPTION                           BY REFERENCE
 -------                            -----------                           -------------
10.69       Lease dated as of December 15, 1998 for the Company's
            premises at 180 Varick Street, New York, New York...........  T (10.69)
10.70       Engagement Agreement, as amended between the Company and
            Diaz & Altschul Capital LLC.................................  T (10.70)
10.71       Amendment dated March 2, 1999 to Development and License
            Agreement between the Company and Merck KGaA................  T (10.71)
10.72       Agreement for Supply of Material dated as of January 1, 1997 between the Company, Connaught Laboratories Limited, a
            Pasteur Merieux Company and Merck KGaA......................  U (10.72)
10.73       Development and Supply Agreement dated as of April 30, 1999 between the Company and Beohringer Ingelheim Pharma KG......  V (10.73)
10.74       Indenture dated as of February 29, 2000 by and between the
            Company and The Bank of New York, as Trustee................  W
10.75       Form of 5 1/2% Convertible Subordinated Notes Due 2005......  W
21.1        Subsidiaries................................................  T (21.1)
23.1        Consent of KPMG LLP.........................................  W
27.1        Financial Data Schedule.....................................  W
99.1        1996 Incentive Stock Option Plan, as amended................  X (99.1)
99.2        1996 Non-Qualified Stock Option Plan, as amended............  X (99.2)
99.3        ImClone Systems Incorporated 1998 Non-Qualified Stock Option
            Plan........................................................  X (99.3)
99.4        ImClone Systems Incorporated 1998 Employee Stock Purchase
            Plan........................................................  W
99.5        Option Agreement, dated as of September 1, 1998, between the
            Company and Ron Martell.....................................  S (99.3)
99.6        Option Agreement, dated as of January 4, 1999, between the
            Company and S. Joseph Tarnowski.............................  X (99.4)

---------------
(A) Previously filed with the Commission; incorporated by reference to Registration Statement on Form S-1, File No. 33-43064.

(B) Previously filed with the Commission; incorporated by reference to Registration Statement on Form S-1, File No. 33-43064. Confidential treatment was granted for a portion of this exhibit.

(C) Previously filed with the Commission; incorporated by reference to Registration Statement on Form S-1, File No. 33-48240. Confidential treatment was granted for a portion of this exhibit.

(D) Previously filed with the Commission; incorporated by reference to the Company's Annual Report on Form 10-K, filed June 26, 1992.

(E) Previously filed with the Commission; incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992. Confidential treatment was granted for a portion of this Exhibit.

(F) Previously filed with the Commission; incorporated by reference Amendment No. 1 to Registration Statement on to Form S-1, File No. 33-61234.

(G) Previously filed with the Commission; incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993. Confidential Treatment was granted for a portion of this Exhibit.

(H) Previously filed with the Commission; incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(I) Previously filed with the Commission; incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(J) Previously filed with the Commission; incorporated by reference to Registration Statement on Form S-2, File No. 33-98676.

(K) Previously filed with the Commission, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(L) Previously filed with the Commission, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(M) Previously filed with the Commission; incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, as amended. Confidential treatment was granted for a portion of this Exhibit.

(N) Previously filed with the Commission; incorporated by reference to the Company's Current Report on Form 8-K dated January 21, 1998.

(O) Previously filed with the Commission; incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(P) Previously filed with the Commission; incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Confidential treatment was granted for a portion of this Exhibit.

(Q) Previously filed with the Commission; incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(R) Previously filed with the Commission; incorporated by reference to the Company's Registration Statement on Form S-3, File No. 333-67335. Confidential treatment was granted for a portion of this Exhibit.

(S) Previously filed with the Commission; incorporated by reference to the Company's Registration Statement on Form S-8, File No. 333-64827.

(T) Previously filed with the Commission; incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(U) Previously filed with the Commission; incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(V) Previously filed with the Commission; incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999. Confidential Treatment has been granted for a portion of this exhibit.

(W) Filed herewith

(X) Previously filed with the Commission; incorporated by reference to the Company's Registration Statement on Form S-8; File No. 333-30172.

(b) Reports on Form 8-K

On October 7, 1999, the Company filed with the Commission a Current Report on Form 8-K under Item 5.

                                   SIGNATURES

        PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          IMCLONE SYSTEMS INCORPORATED
                    March 29, 2000
                                          By /s/ SAMUEL D. WAKSAL
                                            ------------------------------------
                                            SAMUEL D. WAKSAL
                                            PRESIDENT AND CHIEF EXECUTIVE
                                             OFFICER

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

SIGNATURE                                                           TITLE                    DATE
---------                                                           -----                    ----

/s/ ROBERT F. GOLDHAMMER                               Chairman of the Board of         March 29, 2000
---------------------------------------------------    Directors
(ROBERT F. GOLDHAMMER)

/s/ SAMUEL D. WAKSAL                                   President, Chief Executive       March 29, 2000
---------------------------------------------------    Officer and Director (Principal
(SAMUEL D. WAKSAL)                                     Executive Officer)

/s/ HARLAN W. WAKSAL                                   Executive Vice President, Chief  March 29, 2000
---------------------------------------------------    Operating Officer and Director
(HARLAN W. WAKSAL)

/s/ CARL S. GOLDFISCHER                                Vice President, Finance and      March 29, 2000
---------------------------------------------------    Chief Financial Officer
(CARL S. GOLDFISCHER)                                  (Principal Financial Officer)

/s/ RICHARD BARTH                                      Director                         March 29, 2000
---------------------------------------------------
(RICHARD BARTH)

/s/ VINCENT T. DEVITA, JR.                             Director                         March 29, 2000
---------------------------------------------------
(VINCENT T. DEVITA, JR.)

/s/ DAVID M. KIES                                      Director                         March 29, 2000
---------------------------------------------------
(DAVID M. KIES)

/s/ PAUL B. KOPPERL                                    Director                         March 29, 2000
---------------------------------------------------
(PAUL B. KOPPERL)

/s/ JOHN MENDELSOHN                                    Director                         March 29, 2000
---------------------------------------------------
(JOHN MENDELSOHN)

/s/ WILLIAM R. MILLER                                  Director                         March 29, 2000
---------------------------------------------------
(WILLIAM R. MILLER)

                         INDEX TO FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS:

Independent Auditors' Report................................  F-2
Consolidated Balance Sheets at December 31, 1999 and 1998...  F-3
Consolidated Statements of Operations for the Years Ended
  December 31, 1999, 1998 and 1997..........................  F-4
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1999, 1998 and 1997..............  F-5
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999, 1998 and 1997..........................  F-6
Notes to Consolidated Financial Statements..................  F-7

                          INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND STOCKHOLDERS
IMCLONE SYSTEMS INCORPORATED:

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ImClone Systems Incorporated and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                          KPMG LLP

Princeton, New Jersey
March 3, 2000

                          IMCLONE SYSTEMS INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1999            1998
                                                              ------------    ------------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 12,016        $  3,888
  Securities available for sale.............................     107,352          42,851
  Prepaid expenses..........................................         158             470
  Other current assets......................................       7,599           1,196
                                                                --------        --------
         Total current assets...............................     127,125          48,405
                                                                --------        --------
Property and equipment:
  Land......................................................       1,087             340
  Building and building improvements........................      10,810          10,519
  Leasehold improvements....................................       4,891           4,846
  Machinery and equipment...................................       9,049           7,834
  Furniture and fixtures....................................         898             640
  Construction in progress..................................       5,209             115
                                                                --------        --------
         Total cost.........................................      31,944          24,294
  Less accumulated depreciation and amortization............     (14,729)        (12,877)
                                                                --------        --------
         Property and equipment, net........................      17,215          11,417
                                                                --------        --------
Patent costs, net...........................................       1,013             860
Deferred financing costs, net...............................          37              46
Other assets................................................         304           1,524
                                                                --------        --------
                                                                $145,694        $ 62,252
                                                                ========        ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  3,987        $  1,109
  Accrued expenses..........................................       5,123           4,847
  Interest payable..........................................          45              45
  Deferred revenue..........................................          --              75
  Fees potentially refundable from corporate partner........      20,000           4,000
  Current portion of long-term liabilities..................         906             744
  Preferred stock dividends payable.........................          --           2,512
                                                                --------        --------
         Total current liabilities..........................      30,061          13,332
                                                                --------        --------
Long-term debt..............................................       2,200           2,200
Other long-term liabilities, less current portion...........       1,135           1,546
                                                                --------        --------
         Total liabilities..................................      33,396          17,078
                                                                --------        --------
Commitments and contingencies
Stockholders' equity :
  Preferred stock, $1.00 par value; authorized 4,000,000
    shares; issued and outstanding Series A Convertible:
    300,000 and 400,000 at December 31, 1999 and December
    31, 1998, respectively (preference in liquidation
    $30,000 and $42,512, respectively)......................         300             400
  Common stock, $.001 par value; authorized 60,000,000
    shares; issued 29,703,090 and 24,567,312 at December 31,
    1999 and December 31, 1998, respectively; outstanding
    29,652,273, and 24,516,495 at December 31, 1999 and
    December 31, 1998, respectively.........................          30              25
  Additional paid-in capital................................     286,038         184,853
  Accumulated deficit.......................................    (173,457)       (138,846)
  Treasury stock, at cost; 50,817 shares at December 31,
    1999 and December 31, 1998..............................        (492)           (492)
  Note receivable -- officer and stockholder................        (142)           (142)
  Accumulated other comprehensive income (loss):
    Unrealized gain (loss) on securities available for
     sale...................................................          21            (624)
                                                                --------        --------
         Total stockholders' equity.........................     112,298          45,174
                                                                --------        --------
                                                                $145,694        $ 62,252
                                                                ========        ========

          See accompanying notes to consolidated financial statements

                          IMCLONE SYSTEMS INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
Revenues:
  License fees from third parties..........................  $  1,080    $  1,000    $  3,000
  Research and development funding from third parties and
     other.................................................     1,063       3,193       2,348
                                                             --------    --------    --------
          Total revenues...................................     2,143       4,193       5,348
                                                             --------    --------    --------
Operating expenses:
  Research and development.................................    30,027      21,049      16,455
  General and administrative...............................     9,354       7,145       5,356
                                                             --------    --------    --------
          Total operating expenses.........................    39,381      28,194      21,811
                                                             --------    --------    --------
                 Operating loss............................   (37,238)    (24,001)    (16,463)
                                                             --------    --------    --------
Other:
  Interest and other income................................    (2,919)     (3,054)     (1,523)
  Interest expense.........................................       292         435         551
                                                             --------    --------    --------
          Net interest and other income....................    (2,627)     (2,619)       (972)
                                                             --------    --------    --------
                 Net loss..................................   (34,611)    (21,382)    (15,491)
Preferred dividends (including assumed incremental yield
  attributible to beneficial conversion feature of $1,331,
  $1,268 and $51 for the years ended December 31, 1999,
  1998, and 1997, respectively)............................     3,713       3,668         163
                                                             --------    --------    --------
                 Net loss to common stockholders...........  $(38,324)   $(25,050)   $(15,654)
                                                             ========    ========    ========
Basic and diluted net loss per common share................  $  (1.51)   $  (1.03)   $  (0.67)
                                                             ========    ========    ========
Weighted average shares outstanding........................    25,447      24,301      23,457
                                                             ========    ========    ========

          See accompanying notes to consolidated financial statements

                          IMCLONE SYSTEMS INCORPORATED

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                                      NOTE
                                    PREFERRED STOCK       COMMON STOCK       ADDITIONAL                            RECEIVABLE
                                   -----------------   -------------------    PAID-IN     ACCUMULATED   TREASURY   OFFICER AND
                                    SHARES    AMOUNT     SHARES     AMOUNT    CAPITAL       DEFICIT      STOCK     STOCKHOLDER
                                   --------   ------   ----------   ------   ----------   -----------   --------   -----------
Balance at December 31, 1996.....        --   $  --    20,248,122    $20      $118,760     $(101,973)    $(169)       $  --
                                   --------   -----    ----------    ---      --------     ---------     -----        -----
Issuance of preferred stock......   400,000     400                             39,597
Issuance of common stock.........                       3,000,000      3        23,152
Options exercised................                         147,450                  223
Warrants exercised...............                         869,500      1         1,385
Options granted to
 non-employees...................                                                  189
Options/warrants granted to
 employees.......................                                                2,512
Treasury shares..................                                                                         (323)
Preferred stock dividends........                                                 (112)
Comprehensive loss:
Net loss.........................                                                            (15,491)
Other comprehensive income (loss)
 Unrealized holding gain arising
   during the period.............
 Less: Reclassification
   adjustment for realized loss
   included in net loss..........
      Total other comprehensive
        income...................
Comprehensive loss...............
                                   --------   -----    ----------    ---      --------     ---------     -----        -----
Balance at December 31, 1997.....   400,000     400    24,265,072     24       185,706      (117,464)     (492)          --
                                   --------   -----    ----------    ---      --------     ---------     -----        -----
Options exercised................                         154,097      1           613
Warrants exercised...............                         143,755                  200
Issuance of shares through
 employee stock purchase plan....                           4,388                   33
Options granted to
 non-employees...................                                                  540
Options granted to employees.....                                                  150
Note receivable -- officer
 and stockholder.................                                                                                      (131)
Interest on note
 receivable -- officer and
 stockholder.....................                                                   11                                  (11)
Preferred stock dividends........                                               (2,400)
Comprehensive loss:
Net loss.........................                                                            (21,382)
Other comprehensive income (loss)
 Unrealized holding loss arising
   during the period.............
 Less: Reclassification
   adjustment for realized gain
   included in net loss..........
      Total other comprehensive
        loss.....................
Comprehensive loss...............
                                   --------   -----    ----------    ---      --------     ---------     -----        -----
Balance at December 31, 1998.....   400,000     400    24,567,312     25       184,853      (138,846)     (492)        (142)
                                   ========   =====    ==========    ===      ========     =========     =====        =====
Conversion of preferred stock....  (100,000)   (100)      800,000      1            99
Issuance of common stock.........                       3,162,500      3        94,122
Options exercised................                         671,305      1         5,315
Warrants exercised...............                         495,220                1,257
Issuance of shares through
 employee stock purchase plan....                           6,753                  177
Options granted to
 non-employees...................                                                2,411
Options granted to employees.....                                                  175
Interest received on note
 receivable -- officer and
 stockholder.....................                                                                                        11
Interest accrued on note
 receivable -- officer and
 stockholder.....................                                                   11                                  (11)
Preferred stock dividends........                                               (2,382)
Comprehensive loss:
Net loss.........................                                                            (34,611)
Other comprehensive income (loss)
 Unrealized holding gain arising
   during the period.............
 Less: Reclassification
   adjustment for realized gain
   included in net loss..........
      Total other comprehensive
        income...................
Comprehensive loss...............
                                   --------   -----    ----------    ---      --------     ---------     -----        -----
Balance at December 31, 1999.....   300,000   $ 300    29,703,090    $30      $286,038     $(173,457)    $(492)       $(142)
                                   ========   =====    ==========    ===      ========     =========     =====        =====

                                    ACCUMULATED
                                       OTHER
                                   COMPREHENSIVE
                                      INCOME
                                      (LOSS)        TOTAL
                                   -------------   --------
Balance at December 31, 1996.....      $(49)       $ 16,589
                                       ----        --------
Issuance of preferred stock......                    39,997
Issuance of common stock.........                    23,155
Options exercised................                       223
Warrants exercised...............                     1,386
Options granted to
 non-employees...................                       189
Options/warrants granted to
 employees.......................                     2,512
Treasury shares..................                      (323)
Preferred stock dividends........                      (112)
Comprehensive loss:
Net loss.........................                   (15,491)
Other comprehensive income (loss)
 Unrealized holding gain arising
   during the period.............        99              99
 Less: Reclassification
   adjustment for realized loss
   included in net loss..........        (2)             (2)
                                       ----        --------
      Total other comprehensive
        income...................       101             101
                                                   --------
Comprehensive loss...............                   (15,390)
                                       ----        --------
Balance at December 31, 1997.....        52          68,226
                                       ----        --------
Options exercised................                       614
Warrants exercised...............                       200
Issuance of shares through
 employee stock purchase plan....                        33
Options granted to
 non-employees...................                       540
Options granted to employees.....                       150
Note receivable -- officer
 and stockholder.................                      (131)
Interest on note
 receivable -- officer and
 stockholder.....................                        --
Preferred stock dividends........                    (2,400)
Comprehensive loss:
Net loss.........................                   (21,382)
Other comprehensive income (loss)
 Unrealized holding loss arising
   during the period.............      (638)           (638)
 Less: Reclassification
   adjustment for realized gain
   included in net loss..........        38              38
                                       ----        --------
      Total other comprehensive
        loss.....................      (676)           (676)
                                                   --------
Comprehensive loss...............                   (22,058)
                                       ----        --------
Balance at December 31, 1998.....      (624)         45,174
                                       ====        ========
Conversion of preferred stock....                        --
Issuance of common stock.........                    94,125
Options exercised................                     5,316
Warrants exercised...............                     1,257
Issuance of shares through
 employee stock purchase plan....                       177
Options granted to
 non-employees...................                     2,411
Options granted to employees.....                       175
Interest received on note
 receivable -- officer and
 stockholder.....................                        11
Interest accrued on note
 receivable -- officer and
 stockholder.....................                        --
Preferred stock dividends........                    (2,382)
Comprehensive loss:
Net loss.........................                   (34,611)
Other comprehensive income (loss)
 Unrealized holding gain arising
   during the period.............       722             722
 Less: Reclassification
   adjustment for realized gain
   included in net loss..........        77              77
                                       ----        --------
      Total other comprehensive
        income...................       645             645
                                                   --------
Comprehensive loss...............                   (33,966)
                                       ----        --------
Balance at December 31, 1999.....      $ 21        $112,298
                                       ====        ========

          See accompanying notes to consolidated financial statements

                          IMCLONE SYSTEMS INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1999        1998        1997
                                                              --------    --------    --------
Cash flows from operating activities:
  Net loss..................................................  $(34,611)   $(21,382)   $(15,491)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................     1,968       1,769       1,797
    Expense associated with issuance of options and
      warrants..............................................     2,586         690       2,729
    Write-off of patent costs...............................        86         235         146
    Loss (gain) on securities available for sale............       (77)        (38)          2
    Changes in:
      Prepaid expenses......................................       312         126        (474)
      Other current assets..................................    (6,505)       (607)       (110)
      Due from officers and stockholders....................       102          --         101
      Other assets..........................................      (128)        (62)        (37)
      Interest payable......................................        --         (23)       (170)
      Accounts payable......................................     2,878        (622)        672
      Accrued expenses......................................       276       3,407          75
      Deferred revenue......................................       (75)       (133)        208
      Fees potentially refundable from corporate partner....    16,000       4,000          --
                                                              --------    --------    --------
         Net cash used in operating activities..............   (17,188)    (12,640)    (10,552)
                                                              --------    --------    --------
Cash flows from investing activities:
    Acquisitions of property and equipment..................    (7,118)       (472)     (1,657)
    Purchases of securities available for sale..............  (105,520)    (62,779)   (241,623)
    Sales and maturities of securities available for sale...    40,980      76,996     195,450
    Sale (purchase) of investment in CombiChem, Inc.........     2,109          --      (2,000)
    Additions to patents....................................      (346)       (254)       (212)
                                                              --------    --------    --------
         Net cash (used in) provided by investing
           activities.......................................   (69,895)     13,491     (50,042)
                                                              --------    --------    --------
Cash flows from financing activities:
    Net proceeds from issuance of preferred stock...........        --          --      39,997
    Net proceeds from issuance of common stock..............    94,125          --      23,154
    Proceeds from exercise of stock options and warrants....     6,573         682       1,581
    Proceeds from issuance of common stock under the
      employee stock purchase plan..........................       177          33          --
    Purchase of treasury stock..............................        --          --        (323)
    Proceeds from equipment and building improvement
      financings............................................        94         594          --
    Repayment of long-term debt.............................        --          --      (2,113)
    Payment of preferred stock dividends....................    (4,893)         --          --
    Payments of other liabilities...........................      (876)       (830)     (1,878)
    Interest received on note receivable -- officer and
      stockholder...........................................        11          --          --
                                                              --------    --------    --------
         Net cash provided by financing activities..........    95,211         479      60,418
                                                              --------    --------    --------
         Net increase (decrease) in cash and cash
           equivalents......................................     8,128       1,330        (176)
Cash and cash equivalents at beginning of year..............     3,888       2,558       2,734
                                                              --------    --------    --------
Cash and cash equivalents at end of year....................  $ 12,016    $  3,888    $  2,558
                                                              ========    ========    ========

          See accompanying notes to consolidated financial statements

                          IMCLONE SYSTEMS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND BASIS OF PREPARATION

        ImClone Systems Incorporated (the "Company") is a biopharmaceutical company advancing oncology care by developing a portfolio of targeted biologic treatments, which address the unmet medical needs of patients with a variety of cancers. The Company's three programs include growth factor blockers, cancer vaccines and anti-angiogenesis therapeutics. A substantial portion of the Company's efforts and resources are devoted to research and development conducted on its own behalf and through collaborations with corporate partners and academic research and clinical institutions. The Company has not derived any commercial revenue from product sales. The Company is managed and operated as one business. The entire business is comprehensively managed by a single management team that reports to the Chief Operating Officer. The Company does not operate separate lines of business or separate business entities with respect to any of its product candidates. In addition, the Company does not conduct any of its operations outside of the United States. Accordingly, the Company does not prepare discrete financial information with respect to separate product areas or by location and does not have separately reportable segments as defined by SFAS No. 131. The Company employs accounting policies that are in accordance with generally accepted accounting principles in the United States.

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

(C) INVESTMENTS IN SECURITIES

        The Company classifies its investment in debt and equity securities as available-for-sale.

        Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated comprehensive (income) loss until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

        A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend and interest income is recognized when earned.

(D) LONG-LIVED ASSETS

        Property and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation of fixed assets is provided by straight-line methods over estimated useful lives of three to twelve years, and leasehold improvements are being amortized over the related lease term or the service lives of the improvements, whichever is shorter.

        Patent and patent application costs are capitalized and amortized on a straight-line basis over their respective expected useful lives, up to a 15-year period.

        The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their full carrying value may not be recovered. Assets are considered to be impaired and are written down to fair value if expected associated undiscounted cash flows are less than the carrying amounts. Fair value is generally the present value of the expected associated cash flows.

(E) DEFERRED FINANCING COSTS

        Costs incurred in obtaining the Industrial Development Revenue Bonds (Note 6) are amortized using the straight-line method over the terms of the related bonds.

(F) REVENUE RECOGNITION

        License fees are recognized when the Company executes license agreements with third parties that provide for the payment of non-refundable fees or when all parties concur that specified goals are achieved. These fees are recognized as license fee revenues in accordance with the terms of the particular agreement.

        Research and development funding revenue is derived from collaborative agreements with third parties and is recognized in accordance with the terms of the respective contracts.

        Royalty revenue is recognized when earned and collection is probable. Royalty revenue is derived from sales of products by corporate partners using licensed Company technology.

        Revenue recognized in the accompanying consolidated statements of operations is not subject to repayment. Amounts received that are subject to repayment if certain specified goals are not met are classified as fees potentially refundable from corporate partner; revenue recognition of such amounts will commence upon the achievement of such specified goals. Revenue received that is related to future performance is classified as deferred revenue and recognized when the revenue is earned.

        In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements and specifically addresses revenue recognition in the biotechnology industry for non-refundable technology access fees and other non-refundable fees. SAB 101 is effective for fiscal years beginning after December 15, 1999. The Company is evaluating SAB 101 and the effect it may have on the consolidated financial statements and its current revenue recognition policies.

(G) FOREIGN CURRENCY TRANSACTIONS

        Gains and losses from foreign currency transactions, such as those resulting from the translation and settlement of receivables and payables denominated in foreign currencies, are included in the consolidated statements of operations. The Company does not currently use derivative financial instruments to manage the risks associated with foreign currency fluctuations. The Company recorded losses on foreign currency transactions of approximately $7,000, $153,000 and $24,000 for the years ended December 31,1999, 1998 and
1997, respectively.

(H) STOCK-BASED COMPENSATION PLANS

        The Company has two types of stock-based compensation plans, stock option plans and a stock purchase plan. The Company accounts for its stock-based compensation plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant of an option only if the market price of the underlying stock on the date of grant exceeded the exercise price. The Company provides the pro forma net income and pro forma earnings per share disclosures for employee and director stock option grants made in 1995 and future years as if the fair-value-based method defined in Statement of Financial Accounting Standards ("SFAS") No. 123 had been applied.

(I) RESEARCH AND DEVELOPMENT

        Research and development expenditures are expensed as incurred.

(J) INCOME TAXES

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

(K) USE OF ESTIMATES

        Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(L) NET LOSS PER COMMON SHARE

        Basic and diluted loss per common share is based on the net loss for the relevant period, adjusted for series A convertible preferred stock ("series A preferred stock") dividends and the assumed incremental yield attributable to the beneficial conversion feature aggregating $3,713,000, $3,668,000 and $163,000 for the years ended December 31, 1999, 1998 and 1997, respectively, divided by the weighted average number of shares issued and outstanding during the period. For purposes of the diluted loss per share calculation, the exercise or conversion of all potential common shares is not included since their effect would be anti-dilutive for all years presented. As of December 31, 1999, 1998 and 1997, the Company had approximately 9,750,000, 10,933,000 and 9,444,000, respectively, potential common shares outstanding including shares underlying convertible preferred stock, stock options and stock warrants. The potential shares of common stock into which the series A preferred stock is convertible are based on the future market price of the Company's common stock. The potential common stock outstanding relating to series A preferred stock conversion for the years ended December 31, 1999, 1998 and 1997 has been estimated based on the respective closing prices of the common stock at December 31, 1999, 1998 and December 31, 1997.

(M) COMPREHENSIVE INCOME (LOSS)

        SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income (loss) consists of net income (loss) and net unrealized gains (losses) on securities and is presented in the consolidated statements of stockholders' equity.

(3) SECURITIES AVAILABLE FOR SALE

        The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale securities by major security type at December 31, 1999 and 1998 were as follows:

        At December 31, 1999:

                                                         GROSS            GROSS
                                      AMORTIZED       UNREALIZED        UNREALIZED
                                         COST        HOLDING GAINS    HOLDING LOSSES     FAIR VALUE
                                     ------------    -------------    --------------    ------------
U.S. Government debt...............  $    997,000       $    --          $     --       $    997,000
U.S. corporate debt................    30,710,000        57,000            (9,000)        30,758,000
Foreign corporate debt.............    68,215,000        29,000           (56,000)        68,188,000
Foreign government/agency
  guaranteed debt..................     7,409,000            --                --          7,409,000
                                     ------------       -------          --------       ------------
                                     $107,331,000       $86,000          $(65,000)      $107,352,000
                                     ============       =======          ========       ============

        At December 31, 1998:

                                                          GROSS            GROSS
                                        AMORTIZED      UNREALIZED        UNREALIZED
                                          COST        HOLDING GAINS    HOLDING LOSSES    FAIR VALUE
                                       -----------    -------------    --------------    -----------
Commercial paper.....................  $ 4,738,000      $     --          $     --       $ 4,738,000
U.S. Government debt.................    2,000,000         2,000                --         2,002,000
U.S. corporate debt..................   21,633,000        69,000           (48,000)       21,654,000
Foreign corporate debt...............   14,150,000        44,000           (42,000)       14,152,000
Foreign government/agency guaranteed
  debt...............................      302,000         3,000                --           305,000
                                       -----------      --------          --------       -----------
                                       $42,823,000      $118,000          $(90,000)      $42,851,000
                                       ===========      ========          ========       ===========

        Maturities of debt securities classified as available-for-sale were as follows at December 31, 1999:

        Years ended December 31,

                                                   AMORTIZED          FAIR
                                                      COST           VALUE
                                                  ------------    ------------
     2000.......................................  $ 21,611,000    $ 21,599,000
     2001.......................................     1,887,000       1,881,000
     2002.......................................     1,452,000       1,453,000
     2003.......................................            --              --
     2004.......................................     5,922,000       5,925,000
     2005 and thereafter........................    76,459,000      76,494,000
                                                  ------------    ------------
                                                  $107,331,000    $107,352,000
                                                  ============    ============

        Proceeds from the sale of investment securities available-for-sale were $25,081,000, $35,604,000 and $9,115,000 for the years ended December 31, 1999,
1998 and 1997, respectively. Gross realized gains included in income in the years ended December 31, 1999, 1998 and 1997 were $33,000, $41,000 and $1,000, respectively, and gross realized losses included in income in the years ended December 31, 1999, 1998 and

1997 were $65,000, $3,000 and $3,000, respectively. Additionally, during 1999 the Company recognized a net gain of $109,000 on the sale of its investment in CombiChem, Inc. ("CombiChem"). See Note 4.

(4) INVESTMENT IN AND COLLABORATION WITH COMBICHEM, INC.

        In October 1997, the Company entered into a Collaborative Research and License Agreement with CombiChem to discover and develop novel small molecules for use against selected targets for the treatment of cancer. The companies utilized CombiChem's Discovery Engine(TM) and Universal Informer Library(TM) to generate small molecules for screening in the Company's assays for identification of lead candidates. The Company provided CombiChem with research funding through October 1999 in the amount of $500,000 annually and will pay milestone payments and royalties on marketed products, if any, resulting from the collaboration. Concurrent with the execution of the Collaborative Research and License Agreement, the Company entered into a Stock Purchase Agreement pursuant to which the Company purchased 312,500 shares of common stock of CombiChem, as adjusted, for aggregate consideration of $2,000,000. This investment was included in other assets. In March 1999, the Company recorded an $828,000 write-down in its investment in CombiChem as a result of an other than temporary decline in market value. In November 1999, CombiChem was acquired by E.I. du Pont de Nemours and Company for cash consideration of $6.75 per share, which represented a financial reporting gain to the Company of approximately $937,000 in the fourth quarter of 1999, after considering the aforementioned write-down. The resulting net gain on the investment in CombiChem was $109,000 for the year ended December 31, 1999.

(5) ACCRUED EXPENSES

        The following items are included in accrued expenses:

                                                                     DECEMBER 31,    DECEMBER 31,
                                                                         1999            1998
                                                                     ------------    ------------
            Salaries and other payroll related expenses............   $1,558,000      $1,256,000
            Research and development contract services.............    2,291,000       2,032,000
            Other..................................................    1,274,000       1,559,000
                                                                      ----------      ----------
                                                                      $5,123,000      $4,847,000
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

        In August 1990, the NYIDA issued an Industrial Development Revenue Bond (the "1990 Bond") bearing annual interest at 11.25% in the amount of $2,200,000. The 1990 Bond is due May 1, 2004. The 1990 Bond includes a provision that if the Company terminates its lease on its New York City facility, a portion of which was scheduled to expire in March 1999, the 1990 Bond will become due 60 days prior to such date. The Company renewed the entire lease for the New York City facility effective as of January 1, 1999 through December 2004. The proceeds from the sale of the 1990 Bond were used by the Company for the acquisition, construction and installation of the Company's research and development facility in New York City.

        The Company has granted a security interest in all equipment located in its New York City facility purchased with the proceeds from the 1990 bond to secure the obligation of the Company to the NYIDA relating to the 1990 Bond. Interest expense on the 1990 Bond was approximately $248,000 for each of the years ended December 31, 1999, 1998 and 1997.

(7) OTHER LONG-TERM LIABILITIES

        Other long-term liabilities consisted of the following:

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1999            1998
                                                              ------------    ------------
               Liability under capital lease obligations....   $2,010,000      $2,253,000
               Liability under license agreement............       31,000          37,000
                                                               ----------      ----------
                                                                2,041,000       2,290,000
               Less current portion.........................     (906,000)       (744,000)
                                                               ----------      ----------
                                                               $1,135,000      $1,546,000
                                                               ==========      ==========

        The Company is obligated under various capital leases for certain laboratory, office and computer equipment and also certain building improvements primarily under a December 1996 financing agreement (the "1996 Financing Agreement") and an April 1998 financing agreement (the "1998 Financing Agreement") with Finova Technology Finance, Inc. ("Finova"). The 1996 Financing Agreement allowed the Company to finance the lease of equipment and make certain building and leasehold improvements to existing facilities involving amounts aggregating approximately $2,500,000. Each lease has a fair market value purchase option at the expiration of a 42-month term. Pursuant to the 1996 Financing Agreement, the Company issued to Finova a warrant expiring December 31, 1999 to purchase 23,220 shares of common stock at an exercise price of $9.69 per share which was exercised in November 1999. The Company recorded a non-cash debt discount of approximately $125,000 in connection with this financing, which discount is being amortized over the 42-month term of the first lease. The 1996 Financing Agreement with Finova expired in December 1997 and the Company did not utilize the full $2,500,000 under the agreement. In April 1998, the Company entered into the 1998 Financing Agreement with Finova aggregating approximately $2,000,000. The terms of the 1998 Financing Agreement are substantially similar to the now expired 1996 Financing Agreement except that each lease has a 48-month term and no warrants were issued. As of December 31, 1999, the Company had entered into twelve individual leases under both the 1996 Financing Agreement and the 1998 Financing Agreement aggregating a total cost of $3,687,000. There are no covenants associated with these financing agreements which materially restrict the Company's activities. See Notes 14 and 16.

        At December 31, 1999 and 1998, the gross amount of laboratory equipment, office equipment, building improvements and furniture and fixtures and the related accumulated depreciation and amortization recorded under all capital leases were as follows:

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1999            1998
                                                              ------------    ------------
               Laboratory, office and computer equipment....  $ 2,845,000      $2,407,000
               Building improvements........................      963,000         861,000
               Furniture and fixtures.......................      170,000          92,000
                                                              -----------      ----------
                                                                3,978,000       3,360,000
               Less accumulated depreciation and
                  amortization..............................   (1,209,000)       (643,000)
                                                              -----------      ----------
                                                              $ 2,769,000      $2,717,000
                                                              ===========      ==========

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

(8) COLLABORATIVE AGREEMENTS

        In December 1990, the Company entered into a development and commercialization agreement with Merck KGaA with respect to its principal cancer vaccine product candidate, BEC2 and the recombinant gp75 antigen (collectively "BEC2"). The agreement has been amended a number of times, most recently in December 1997. The agreement grants Merck KGaA a license, with the right to sublicense, to manufacture and market BEC2 outside of North America for all indications. Merck KGaA has also been granted a license, without the right to sublicense, to market but not manufacture BEC2 in North America. The Company has the right to co-promote BEC2 in North America. In return, the Company is entitled to and has recognized research support payments totaling $4,700,000 as of December 31, 1999. Merck KGaA is also required to make milestone payments up to $22,500,000, of which $3,000,000 has been recognized as of December 31, 1999, based on milestones achieved in the licensed products' development. Merck KGaA is also responsible for worldwide costs up to DM17,000,000 associated with a multi-site, multinational Phase III clinical trial for BEC2 in limited disease small-cell lung carcinoma. Any expenses for this trial that exceed DM17,000,000 will be shared 60% by Merck KGaA and 40% by the Company. As of December 31, 1999, this expense level had not yet been reached. Merck KGaA is also required to pay royalties on the eventual sales of BEC2 outside of North America, if any. Revenues arising from sales of BEC2 in North America will be distributed in accordance with the terms of a co-promotion agreement to be negotiated by the parties.

        In December 1998, the Company entered into a development and license agreement with Merck KGaA with respect to its lead interventional therapeutic product candidate for cancer, IMC-C225. In exchange for exclusive rights to market IMC-C225 outside of North America and co-development rights in Japan, the Company can receive $30,000,000, of which $20,000,000 has been received as of December 31, 1999, in up-front fees and early cash-based milestone payments assuming achievement of defined milestones. An additional $30,000,000 can be received assuming the achievement of further milestones for which Merck KGaA will receive equity in the Company. The equity underlying these milestone payments will be priced at varying premiums to the then market price of the common stock depending upon the timing of the achievement of the respective milestones. Additionally, if the Company so chooses, Merck KGaA will, subject to certain terms, provide the Company a $30,000,000 secured line of credit or guaranty for the build-out of a manufacturing facility for the commercial development of IMC-C225. Merck KGaA will pay the Company a royalty on future sales of IMC-C225 outside of North America, if any. Merck KGaA has also agreed not to own greater than 19.9% of the Company's voting securities through December 3, 2002. This agreement may be terminated by Merck KGaA in various instances, including (1) at its discretion on any date on which a milestone is achieved (in which case no milestone payment will be made), (2) for a one-year period after first commercial sale of IMC-C225 in Merck KGaA's territory, upon Merck KGaA's reasonable determination that the product is economically unfeasible (in which case Merck KGaA is entitled to receive back 50% of the cash-based milestone payments then paid to date, but only out of revenues received, if any, based upon a royalty rate applied to the gross profit from IMC-C225 sales or IMC-C225 license fees in the United States and Canada), or (3) in the event the Company does not obtain certain collateral license agreements in which case Merck KGaA also is entitled to a return of all cash amounts with respect to milestone payments to date, plus liquidated damages of $500,000. In April 1999, the parties agreed on the production concept for the manufacturing facility and are currently working toward securing Merck KGaA's guaranty of the Company's obligations under a $30 million credit facility relating to the construction of the manufacturing facility. In the event of termination of the agreement, the Company will be required to use its best reasonable efforts to cause the release of Merck KGaA as guarantor. The $20,000,000 in payments received through December 31, 1999 has been recorded as fees potentially refundable from corporate partner and revenue recognition of such amounts will commence upon the Company obtaining the defined collateral license agreements.

        In December 1999, the Company, with Merck KGaA, expanded the ongoing Phase III clinical trial of IMC-C225 for the treatment of head and neck cancer in combination with radiation into Spain. The Company and Merck KGaA plan to expand this trial into other European countries and conduct additional European IMC-C225 clinical trials. In order to support the clinical trials in Europe, Merck KGaA has taken possession of and agreed to reimburse the Company for all of the IMC-C225 manufactured under its contract manufacturing agreement with Boehringer Ingelheim Pharma KG ("BI Pharma"). See Note 14. At

December 31, 1999, Merck KGaA is indebted to the Company in the amount of $4,442,000 for these costs. Merck has further agreed to reimburse the Company for one-half of the outside contract service costs incurred with respect to the Phase III clinical trial of IMC-C225 for the treatment of head and neck cancer in combination with radiation. Amounts due from Merck KGaA related to this agreement totaled approximately $1,112,000 at December 31, 1999. The aforementioned reimbursements due from Merck KGaA for manufacturing and clinical trial costs were recorded as reductions to research and development expenses and totaled $5,554,000 for the year ended December 31, 1999. The aforementioned amounts due from Merck KGaA as of December 31, 1999 are included in other current assets.

        Revenues for the years ended December 31, 1999, 1998 and 1997 were $2,143,000, $4,193,000 and $5,348,000, respectively. Revenues for the year ended December 31, 1999 primarily included (1) $500,000 in milestone revenue and $225,000 in research support from the Company's partnership with the Wyeth/Lederle Vaccine and Pediatrics Division of American Home Products Corporation ("American Home") in infectious disease vaccines, (2) $533,000 in research and support payments from the Company's research and license agreement with Merck KGaA with respect to the Company's BEC2 product candidate, and (3) $500,000 in milestone revenue and $305,000 in royalty revenue from the Company's strategic alliance with Abbott Laboratories ("Abbott") in diagnostics. Revenues for the year ended December 31, 1998 included (1) $300,000 in research support from the Company's partnership with American Home in infectious disease vaccines, (2) $1,000,000 in milestone revenue and $2,500,000 in research and support payments from the Company's research and license agreement with Merck KGaA with respect to the Company's BEC2 product candidate and (3) $295,000 in royalty revenue from the Company's strategic alliance with Abbott in diagnostics. Revenues for the year ended December 31, 1997 included (1) $300,000 in research support from the Company's partnership with American Home in infectious disease vaccines, (2) $2,000,000 in milestone revenue and $1,667,000 in research and support payments from the Company's research and license agreement with Merck KGaA with respect to the Company's BEC2 product candidate, and (3) $1,000,000 in milestone revenue and $381,000 in royalty revenue from the Company's strategic alliance with Abbott in diagnostics.

        Revenues were derived from the following geographic areas:

                                                                YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1999          1998          1997
                                                         ----------    ----------    ----------
               United States...........................  $1,610,000    $  693,000    $1,681,000
               Germany.................................     533,000     3,500,000     3,667,000
                                                         ----------    ----------    ----------
                                                         $2,143,000    $4,193,000    $5,348,000
                                                         ==========    ==========    ==========

(9) COMMON STOCK

        In May 1999, the stockholders approved the amendment of the Company's certificate of incorporation to increase the total number of shares of common stock the Company is authorized to issue from 45,000,000 shares to 60,000,000 shares.

        In November 1999, the Company completed a public sale of 3,162,500 shares of common stock for net proceeds of approximately $94,125,000.

(10) PREFERRED STOCK

        In connection with the December 1997 amendment to the Company's research and license agreement with Merck KGaA, Merck KGaA purchased from the Company in December 1997 400,000 shares of the Company's series A preferred stock for total consideration of $40,000,000. The holders of the series A preferred stock are entitled to receive annual cumulative dividends of $6.00 per share. Dividends accrue as of the issuance date of the series A preferred stock and are payable on the outstanding series A preferred stock in cash annually on December 31 of each year beginning December 31, 1999 or at the time of conversion or redemption of the series A preferred stock on which the dividend is to be paid, whichever is sooner. In

December 1999, 100,000 shares of series A preferred stock were converted into 800,000 shares of common stock and an additional 100,000 shares of series A preferred stock became convertible on January 1, 2000 into 249,610 shares of common stock at a conversion price of $40.063 per share which was the average of the closing prices for the common stock for the five trading days ended on December 31, 1999. During the period from issuance through December 31, 1999, the series A preferred stock was convertible at a price equal to $12.50 per share; during the period from January 1, 2000 through December 31, 2000 the series A preferred stock is convertible at a price equal to $40.063 per share; during the period from January 1, 2001 through December 31, 2001 the series A preferred stock is convertible at a price equal to the average of the closing prices for the common stock for the five trading days ending on December 31, 2000; during the period from January 1, 2002 through December 31, 2002 the series A preferred stock is convertible at a beneficial conversion price equal to 88% of the average of the closing prices for the common stock for the five trading days ending on December 31, 2001; and anytime after January 1, 2003 the series A preferred stock is convertible at a price equal to the average of the closing prices for the common stock for the five trading days ending on December 31, 2002. The conversion price is subject to adjustment in the case of certain dilutive events. Further, in the event the average market price of the common stock for the five consecutive trading days ending one trading day prior to any trading day during which any series A preferred stock is outstanding exceeds 150% of the conversion price then in effect, the Company has the right to require the holder of the series A preferred stock to convert all such shares that may be convertible. The Company may also redeem in whole or in part any of the series A preferred stock then outstanding at a redemption price of $120 per preferred share, plus accrued and unpaid dividends thereon. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the series A preferred stock shall be entitled to receive in cash out of the assets of the Company, whether from capital or from earnings available for distribution to its stockholders, before any amount shall be paid the holders of the common stock or holders of other classes or series of capital stock of the Company, an amount equal to the preference in liquidation; provided that, if the assets are insufficient to pay the full amount due to the holders of series A preferred stock, such holders will receive a pro rata portion thereof.

        In accordance with the terms of the series A preferred stock, the Company calculated an assumed incremental yield of $5,455,000 at the date of issuance based on the beneficial conversion feature noted above. Such amount is being amortized as a preferred stock dividend over a four-year period beginning with the day of issuance. The assumed incremental yield and related amortization for the period after the December 1999 conversion of the series A preferred stock has been adjusted to reflect a decrease in the aggregate assumed incremental yield of $709,000 as a result of the conversion of 100,000 shares of series A preferred stock prior to the period in which the beneficial conversion feature was available. Accrued dividends of approximately $4,894,000 were paid in December 1999 with respect to the 100,000 shares of series A preferred stock that were converted and the 300,000 shares of series A preferred stock that remained outstanding at December 31, 1999. Additionally, the Company has recognized an incremental yield attributable to the beneficial conversion feature of $2,650,000 for the period from the date of issuance through December 31, 1999. The unamortized assumed incremental yield amounted to $2,096,000 at December 31, 1999.

(11) STOCK OPTIONS AND WARRANTS

(A) STOCK OPTION PLANS:

        In February 1986, the Company adopted and the shareholders thereafter approved an Incentive Stock Option Plan and a Non-Qualified Stock Option Plan (the "86 Plans"). In February 1996, the Company's Board of Directors adopted and the shareholders thereafter approved an additional Incentive Stock Option Plan and Non-Qualified Stock Option Plan (the "96 Plans"). In May 1998, the Company's Board of Directors adopted an additional Non-Qualified Stock Option Plan (the "98 Plan"), which shareholders are not required to approve. Combined, the 86 Plans, the 96 Plans, as amended, and the 98 Plan, as amended provide for the granting of options to purchase up to 8,500,000 shares of common stock to employees, directors, consultants and advisors of the Company. Incentive stock options may not be granted at a price less than the fair market value of the stock at the date of grant and may not be granted to non-employees. Options may not be granted under the 98 Plan to officers or directors. Options under all the plans, unless earlier terminated, expire ten years from the date of grant. Options granted under these plans vest over one-to-five-year periods. At December 31, 1999, options to purchase 7,193,301 shares of common stock were outstanding and 1,707,298 shares were available for grant. Options may no longer be granted under the 86 Plans pursuant to the terms of the 86 Plans.

        A summary of stock option activity follows:

                                                                           WEIGHTED AVERAGE
                                                              NUMBER OF     EXERCISE PRICE
                                                               SHARES         PER SHARE
                                                              ---------    ----------------
Balance at December 31, 1996................................  2,103,577         $ 5.80
     Granted................................................    456,194           6.62
     Exercised..............................................   (147,450)          1.51
     Canceled...............................................    (35,226)          8.60
                                                              ---------
Balance at December 31, 1997................................  2,377,095           6.19
     Granted................................................  2,432,976          10.19
     Exercised..............................................   (154,097)          3.98
     Canceled...............................................   (246,850)         11.04
                                                              ---------
Balance at December 31, 1998................................  4,409,124           8.20
     Granted................................................  3,514,260          24.44
     Exercised..............................................   (671,305)          7.92
     Canceled...............................................    (58,778)         10.77
                                                              ---------
Balance at December 31, 1999................................  7,193,301         $16.13
                                                              =========

        In May 1996, the Company granted an officer an option to purchase 225,000 shares of the Company's common stock at an exercise price below the market price of the stock on the date of grant. The Company has recorded compensation expense of $150,000, $150,000 and $279,000 in the years ended December 31, 1999, 1998 and 1997, respectively, as prescribed under APB Opinion No. 25.

        In September 1998 and January 1999, the Company granted options to each of its Vice President of Marketing and Vice President of Product and Process Development to purchase 60,000 shares of common stock. These options were not granted under any of the above mentioned Incentive Stock Option or Non-Qualified Stock Option Plans. The terms of these options are substantially similar to those granted under the 98 Plan.

        During the years ended December 31, 1999, 1998 and 1997, the Company granted options to purchase 84,000, 124,000, and 32,000 shares, respectively, of its common stock to certain Scientific Advisory Board members and outside consultants in consideration for future services. The fair value of these grants was calculated using the Black-Scholes option pricing model. See Note 11(c) for weighted average assumptions used. During the years ended December 31, 1999, 1998 and 1997, the Company recognized approximately $2,411,000, $540,000, and $189,000, respectively, in compensation expense relating to the options granted to Scientific Advisory Board members and outside consultants. During the years ended December 31, 1999, 1998 and 1997, the Company granted options to outside members of its Board of Directors to purchase approximately 155,000, 44,000 and 153,000 shares, respectively, of its common stock. No compensation expense was recorded for these option grants.

        In May 1999, the Company's stockholders approved the grant of an option to the President and Chief Executive Officer and Executive Vice President and Chief Operating Officer to purchase 1,000,000 and 650,000 shares, respectively, of common stock at a per share exercise price equal to $18.25, the last reported sale price of the common stock on the date shareholder approval was obtained. The original terms of the options provide that they vest in their entirety seven years from the date of grant, but may vest earlier as to 20% of the shares annually if certain targets in the Company's common stock price are achieved. In December 1999, the Compensation and Stock Option Committee amended the options, subject to shareholder approval, to provide that the tranches vest immediately upon the target prices for each tranche being achieved.

        During April 1995, the Company completed the sale of the remaining one-half of its shares of capital stock of Cadus Pharmaceutical Corporation ("Cadus") for $3.0 million to High River Limited Partnership ("High River"). In exchange for receiving a now-expired right to repurchase all outstanding shares of capital stock of Cadus held by High River, the Company granted to High River two options to purchase shares of common stock. One option is for 150,000 shares at an exercise price per share equal to $2.00, subject to adjustment under certain circumstances, and the other option is for 300,000 shares at an exercise price per share equal to $0.69, subject to adjustment under certain circumstances. Both options will expire on April 26, 2000. The 450,000 options have a weighted average exercise price of $1.13.

(B) WARRANTS

        As of December 31, 1999, a total of 1,768,370 shares of common stock were issuable upon exercise of outstanding warrants. Such warrants have been issued to certain officers, directors and other employees of the Company, certain Scientific Advisory Board members, certain investors and certain credit providers and investors.

        A summary of warrant activity follows:

                                                                           WEIGHTED AVERAGE
                                                              NUMBER OF     EXERCISE PRICE
                                                               SHARES         PER SHARE
                                                              ---------    ----------------
Balance at December 31, 1996................................  3,276,845         $2.41
     Granted................................................    397,000          1.50
     Exercised..............................................   (869,500)         1.56
     Canceled...............................................   (397,000)         1.50
                                                              ---------         -----
Balance at December 31, 1997................................  2,407,345          2.71
     Granted................................................         --            --
     Exercised..............................................   (143,755)         1.39
     Canceled...............................................         --            --
                                                              ---------         -----
Balance at December 31, 1998................................  2,263,590          2.80
     Granted................................................         --            --
     Exercised..............................................   (495,220)         2.54
     Canceled...............................................         --            --
                                                              ---------         -----
Balance at December 31, 1999................................  1,768,370         $2.87
                                                              =========         =====

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


March 2000..................................................        6,150
July 2000...................................................       72,000
August 2000.................................................      509,000
November 2000...............................................       12,720
March 2001..................................................        1,500
May 2001....................................................      792,700
June 2003...................................................       12,000
December 2004...............................................       12,300
December 2005...............................................      350,000
                                                                ---------
     Total..................................................    1,768,370
                                                                =========

(C) SFAS NO. 123 DISCLOSURES:

        The following table summarizes the weighted average fair value of stock options and warrants granted to employees and directors during the years ended December 31, 1999, 1998 and 1997:

                                                               OPTION PLANS
                                       -------------------------------------------------------------
                                              1999                  1998                 1997
                                       -------------------   ------------------   ------------------
                                       SHARES(1)      $      SHARES(1)      $     SHARES(1)      $
                                       ---------    ------   ---------    -----   ---------    -----
Exercise price is less than market
  value at date of grant.............    100,000(2) $10.87          --    $  --         --     $  --
Exercise price equals market value at
  date of grant......................  3,330,260    $16.59     900,476    $5.52    424,194     $4.29
Exercise price exceeds market value
  at date of grant...................         --    $ 0.00   1,408,500    $6.28         --     $  --

---------------
(1) Does not include 84,000 in 1999, 124,000 shares in 1998 and 32,000 shares in 1997 under options granted to non-employees. The fair value of these non-employee grants has been recorded as compensation expense as prescribed by SFAS No. 123.

(2) The Company has recorded compensation expense of $25,000 in the year ended December 31, 1999 in connection with these grants as prescribed under APB Opinion No. 25.

        The only warrant grant in 1997 was the extension of an officer's warrant to purchase 397,000 shares of common stock. The extension has been considered a cancellation of the original grant and the issuance of a new below market grant. Accordingly, the Company recorded compensation expense of $2,233,000 in the year ended December 31, 1997 as prescribed under APB Opinion No. 25. The fair value of this grant was approximately $2,346,000 or $5.91 per share.

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

                                                                OPTION PLANS
                                                       ------------------------------    WARRANTS
                                                       1999         1998        1997       1997
                                                       ----         ----        ----     --------
Expected life (years)................................    5.9         5.3          3.5       2.0
Interest rate........................................   5.47%       5.58%        6.00%     6.00%
Volatility...........................................  79.96%      76.03%       72.29%    72.29%
Dividend yield.......................................      0%          0%           0%        0%

        The following table summarizes information concerning stock options outstanding at December 31, 1999:

                                                     WEIGHTED
                                                      AVERAGE
                                                     REMAINING    WEIGHTED     NUMBER      WEIGHTED
                                        NUMBER      CONTRACTUAL   AVERAGE    EXERCISABLE   AVERAGE
              RANGE OF                OUTSTANDING      TERM       EXERCISE       AT        EXERCISE
          EXERCISE PRICES             AT 12/31/99     (YEARS)      PRICE      12/31/99      PRICE
          ---------------             -----------   -----------   --------   -----------   --------
$0.563-5.97.........................   1,025,856       3.88        $ 3.12       997,358    $   3.04
6.00-10.875.........................   1,268,873       7.46          8.57       880,049        8.34
11.375-18.00........................   1,728,687       8.53         11.88       707,376       11.65
18.25...............................   1,650,250       9.39         18.25            --          --
19.00-38.00.........................   1,519,635       9.90         33.77            --          --
                                       ---------                              ---------
                                       7,193,301       8.16        $16.13     2,584,783    $   7.20
                                       =========                              =========

        As of December 31, 1999, the outstanding warrants to purchase 1,768,370 common shares were all exercisable and have a weighted average remaining contractual term of 2.0 years. The weighted average remaining contractual term at December 31, 1999 for the 6,150 outstanding warrants exercisable at $.63 per share is .2 years, the 12,300 exercisable at $.69 per share is 5.0 years, the 1,050,420 exercisable at $1.50 per share is 1.1 years, the 290,500 exercisable at $3.00 per share is .6 years, the 350,000 exercisable at $5.50 per share is
6.0 years, the 12,000 exercisable at $7.00 per share is 3.5 years, the 6,000 exercisable at $10.00 per share is .9 years, and the 41,000 exercisable at $13.33 per share is 1.3 years.

        The Company applies APB Opinion No. 25 and related Interpretations in accounting for its options and warrants. Except as previously indicated, no compensation cost has been recognized for its stock option and warrant grants. Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company's net loss to common stockholders and loss per common share would have been increased to the pro forma amounts indicated below.

                                                             YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                       1999            1998            1997
                                                   ------------    ------------    ------------
Net loss to common stockholders:
     As reported.................................  $(38,324,000)   $(25,050,000)   $(15,654,000)
     Pro forma...................................   (47,606,000)    (32,306,000)    (17,283,000)
Basic and diluted loss per common share:
     Basic and diluted
     As reported.................................  $      (1.51)   $      (1.03)   $      (0.67)
     Pro forma...................................         (1.87)          (1.33)          (0.74)

        The pro forma effect on the loss for the years ended December 31, 1999, 1998 and 1997 is not necessarily indicative of the pro forma effect on future years' operating results since it does not take into effect the pro forma compensation expense related to grants made prior to January 1, 1995.

(12) EMPLOYEE STOCK PURCHASE PLAN

        In April 1998, the Company's Board of Directors adopted the ImClone Systems Incorporated 1998 Employee Stock Purchase Plan (the "ESPP"), subject to shareholders' approval, which was received in May 1998. The ESPP, as amended, allows eligible employees to purchase shares of the Company's common stock through payroll deductions at the end of quarterly purchase periods. To be eligible, an individual must be an employee, work more than 20 hours per week for at least five months per calendar year and not own greater than 5% of the Company's common stock. Pursuant to the ESPP, the Company has reserved 500,000 shares of common stock for issuance. Prior to the first day of each quarterly purchase period, each eligible employee may elect to participate in the ESPP. The participant is granted an option to purchase a number of shares of common stock determined by dividing the participants' contributions accumulated prior to the last day of the quarterly period by the purchase price. The participant has the ability to withdraw from the ESPP until the second to last day of the quarter. The purchase price is equal to 85% of the market price per share on the last day of each quarterly purchase period. An employee may purchase stock from the accumulation of payroll deductions of up to a maximum of 15% of his or her compensation, limited to $25,000 per year. Participating employees have purchased 6,753 shares of common stock at an aggregate purchase price of $177,000 for the year ended December 31, 1999 and 4,388 shares of common stock at an aggregate purchase price of $33,000 for the year ended December 31, 1998. As of December 31, 1999, 488,859 shares were available for future purchases. No compensation expense has been recorded in connection with the ESPP.

(13) INCOME TAXES

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and December 31, 1998 are presented below.

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1999            1998
                                                              ------------    ------------
Deferred tax assets:
  Research and development credit carryforward..............  $  7,714,000    $  3,642,000
  Compensation relating to the issuance of stock options and
     warrants...............................................     3,142,000         376,000
  Net operating loss carryforwards..........................    64,512,000      57,169,000
  Other.....................................................     8,542,000       3,424,000
                                                              ------------    ------------
Total gross deferred tax assets.............................    83,910,000      64,611,000
  Less valuation allowance..................................   (83,910,000)    (64,611,000)
                                                              ------------    ------------
  Net deferred tax assets...................................            --              --
                                                              ------------    ------------
Deferred tax liabilities:
  Total gross deferred tax liabilities......................            --              --
                                                              ------------    ------------
  Net deferred tax asset....................................  $         --    $         --
                                                              ============    ============

        A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The net change in the total valuation allowance for the years ended December 31, 1999 and 1998 was an increase of $19,299,000 and $8,333,000, respectively. The tax benefit assumed using the federal statutory tax rate of 34% has been reduced to an actual benefit of zero due principally to the aforementioned valuation allowance.

        At December 31, 1999, the Company had net operating loss carryforwards for federal income tax purposes of approximately $150,600,000, which expire at various dates from 2000 through 2019. At December 31, 1999, the Company had research credit carryforwards of approximately $7,714,000, which expire at various dates from 2009 through 2019. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company's net operating loss and research credit carryforwards may be limited if the Company experiences a change in ownership of more than 50 percentage points within a three-year period. Since 1986, the Company experienced at least two such ownership changes. Accordingly, the Company's net operating loss carryforwards available to offset future federal taxable income arising before such ownership changes are limited to $5,159,000 annually. Similarly, the Company is restricted in using its research credit carryforwards arising before such ownership changes to offset future federal income taxes. The Company has not yet determined whether the November 1999 public common stock offering and the February 2000 private placement of convertible notes resulted in additional ownership changes that would further limit the use of net operating loss and research credit carryforwards.

(14) COMMITMENTS

LEASES

        The Company leases its New York City facility under an operating lease, which expires in December 2004. The annual minimum rent for 1999 was $720,000 and increases 3% annually for each year thereafter. Rent expense for the New York City facility was approximately $817,000, $574,000, and $554,000 for the years ended December 31, 1999, 1998 and 1997, respectively. See also Note 6.

        Future minimum lease payments under the capital and operating leases are as follows:

                                                       CAPITAL      OPERATING
                                                        LEASES        LEASES
                                                      ----------    ----------
Years ending December 31, 2000......................  $1,031,000    $  780,000
     2001...........................................     702,000       794,000
     2002...........................................     431,000       815,000
     2003...........................................      61,000       823,000
     2004...........................................          --       835,000
                                                      ----------    ----------
                                                       2,225,000     4,047,000
Less interest expense...............................    (215,000)           --
                                                      ----------    ----------
                                                      $2,010,000    $4,047,000
                                                      ==========    ==========

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

CONTRACT SERVICES

        In April 1999, the Company signed a definitive agreement with BI Pharma for the further development, production scale-up and manufacture of the Company's lead therapeutic product candidate, IMC-C225, for use in human clinical trials. The total cost under the agreement was DM11,440,000 or $6,283,000 based on the foreign currency rate on the dates of payment. Of this amount, $4,451,000 has been paid through December 31, 1999. All of the material manufactured under this agreement has been provided to Merck KGaA for use in clinical trials in Europe and Merck KGaA has agreed to reimburse the Company approximately $4,442,000. This amount has been accounted for as reduction to research and development expense in the fourth quarter of 1999 and is included as a component of other current assets on the accompanying consolidated balance sheet as of December 31, 1999.

        In December 1999, the Company signed a development and manufacturing services agreement with Lonza Biologies PLC ("Lonza"). Under the agreement, Lonza is engaging in process development and scale-up for the manufacture of IMC-C225. These steps are being taken to assure that its process will produce bulk material that conforms with the Company's reference material. Under this agreement, Lonza will manufacture four 5,000 liter production runs under cGMP conditions of material that may be used for clinical and/or commercial supply. The Company also has agreed in principle with Lonza to the material terms of a three-year commercial supply agreement for which the definitive agreement is being completed.

        The Company is building a new manufacturing facility adjacent to its current manufacturing facility in New Jersey. This new facility will contain three 10,000 liter fermentors and will be dedicated to the commercial production of IMC-C225. The 80,000 square foot facility will cost approximately $45 million and will be built on a lot of land purchased in December 1999 for $700,000. The Company has incurred approximately $3,318,000 in engineering and other pre-construction costs associated with the new manufacturing facility through December 31, 1999.

(15) RETIREMENT PLANS

        The Company maintains a 401(k) retirement plan available to all full-time, eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain contributions to the plan. The Company contributed approximately $70,000 and $47,000 to the plan for the years ended December 31, 1999 and 1998, respectively. No such contributions were made to the plan during the year ended December 31, 1997.

(16) SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

                                                                 YEAR ENDED DECEMBER 31,
                                                           -----------------------------------
                                                             1999        1998          1997
                                                           --------    ---------    ----------
Cash paid during the year for:
  Interest, including amounts capitalized of $204,000 in
     1999................................................  $497,000    $ 422,000    $  707,000
                                                           ========    =========    ==========
Non-cash investing and financing activities:
  Finova capital asset and lease obligations additions...   532,000      731,000     1,324,000
                                                           ========    =========    ==========
  Other capital lease obligations........................        --           --        28,000
                                                           ========    =========    ==========
  Unrealized gain (loss) on securities
     available-for-sale..................................   645,000     (676,000)      101,000
                                                           ========    =========    ==========
  Warrant exercise paid with a note from officer and
     stockholder.........................................        --      131,000            --
                                                           ========    =========    ==========
  Accrued interest on note receivable -- officer and
     stockholder.........................................    11,000       11,000            --
                                                           ========    =========    ==========

(17) RELATED PARTY TRANSACTIONS

        The Company has scientific consulting agreements with two members of the Board of Directors. Expenses relating to these agreements were $112,000 for each of the years ended December 31, 1999, 1998 and 1997.

        Through March 1995, the Company made miscellaneous non-interest-bearing cash advances to the President and CEO of the Company totaling approximately $156,000. The officer provided the Company with a demand promissory note pursuant to which the officer was obligated to repay the debt over a twenty-four month period ended April 30, 1997. In March 1997, the Company accepted a new promissory note (the "new promissory note") in the aggregate amount of $110,000 from the officer. The new promissory note was payable as to $15,000 no later than May 15, 1997 and the remainder upon the earlier of on demand by the Company or December 31, 1997 and bore interest at the rate of 5% compounded quarterly. The new promissory note covered the remaining balance of the original note, interest thereon and additional miscellaneous cash advances made since the date of the original note totaling $15,000. At December 31, 1997, the new promissory note was paid in full by the officer.

        In January 1998, the Company accepted a promissory note totaling approximately $131,000 from its President and CEO in connection with the exercise of a warrant to purchase 87,305 shares of the Company's common stock. The note is due no later than two years from issuance and is full recourse. Interest is payable on the first anniversary date of the promissory note and on the stated maturity or any accelerated maturity at the annual rate of 8.5%. At December 31, 1999, the total amount due the Company, including interest, was approximately $142,000 and is classified in the stockholders' equity section of the consolidated balance sheet as a note receivable from officer and stockholder.

        In October 1998, the Company accepted an unsecured promissory note totaling $100,000 from its Executive Vice President and COO. The note was payable on demand including interest at the annual rate of 8.25% for the period that the loan is outstanding. In April 1999, the note, including all interest, was paid in full.

        The Company uses Concord Capital Management International, a New York-based money management firm, to manage the investment of a portion of the Company's debt security portfolio. The Company's Chairman of the Board is a limited partner of Concord Capital Management International. The Company has paid investment fees to Concord Capital Management International of approximately $60,000, $82,000 and $40,000 in the years ended December 31, 1999, 1998 and 1997, respectively.

        In January 1999, the Company accepted an unsecured promissory note totaling $60,000 from its Vice President, Product and Process Development. The note was payable upon the earlier of the Company's demand or July 28, 1999 including interest at an annual rate of 8.75% for the period that the loan was outstanding. The loan was made in connection with the acceptance of employment and the corresponding relocation of the officer. In July 1999, the note, including all interest, was paid in full.

(18) FAIR VALUE OF FINANCIAL INSTRUMENTS

        For the years ended December 31, 1999 and 1998, the following methods and assumptions were used to estimate the fair value of each class of financial instrument:

CASH AND CASH EQUIVALENTS, OTHER RECEIVABLES, ACCOUNTS PAYABLE, ACCRUED AND OTHER CURRENT LIABILITIES

        The carrying amounts approximate fair value because of the short maturity of those instruments.

LONG-TERM DEBT

        Discounted cash flow analyses were used to determine the fair value of long-term debt because quoted market prices on these instruments were unavailable. The fair value of these instruments approximated the carrying amount.

(19) SUBSEQUENT EVENTS

        In February 2000, the Company completed a private placement of $240,000,000 in convertible subordinated notes due March 1, 2005. The Company received net proceeds from this offering of approximately $232,200,000, after deducting costs associated with the offering. The notes bear interest at an annual rate of 5.5% payable semi-annually on September 1 and March 1 of each year, beginning September 1, 2000. The holders may convert all or a portion of the notes into common stock at any time on or before March 1, 2005 at a conversion price of $110.18 per share, subject to adjustment if certain events affecting the common stock of the Company occur. The notes will be subordinated to all existing and future senior indebtedness. The Company may redeem some or all of the notes at any time prior to March 6, 2003, at a redemption price equal to $1,000 per $1,000 aggregate principal amount of notes plus accrued and unpaid interest to the redemption date if (1) the closing price of the common stock has exceeded 150% of the conversion price for at least 20 trading days in any consecutive 30-trading day period and (2) if the redemption would occur before March 1, 2002, the shelf registration statement covering resales of the notes and the common stock is effective and expected to remain effective and available for use for the 30 days following the redemption date. If the notes are redeemed under these circumstances, the Company will make an additional payment of $152.54 per $1,000 aggregate principal amount of notes, minus the amount of any interest actually paid on the note prior to the date the notice was mailed. On or after March 6, 2003, the Company may redeem some or all of the notes at specified redemption prices, plus accrued and unpaid interest to the day preceding the redemption date.

        In January and February 2000, the Company entered into financing arrangements with two financing companies under which the Company may obtain at its option up to an aggregate of $25,000,000 for utilization primarily in connection with the build-out of the Company's new commercial manufacturing facility. The funds may be obtained through multiple capital leases for not less than specified minimum amounts. Each lease contains a balloon purchase option at the end of a 48-month term. The Company paid $100,000 in application fees associated with these agreements which may be applied against future principal and interest payments.