Form 10-Q
period 2000-03-31
IMCLONE SYSTEMS INC/DE
filed 2000-05-15
CIK 765258

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

      [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  March 31, 2000
                                                ----------------

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from           to
                                               -----------   -----------

Commission file number 0-19612
                      --------

                          IMCLONE SYSTEMS INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                     04-2834797
-----------------------------------------   ------------------------------------
 (State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

   180 VARICK STREET, NEW YORK, NY                          10014
-----------------------------------------   ------------------------------------
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

                                 Yes  X    No
                                     ---      ---
Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  Class                         Outstanding as of May 11, 2000
-------------------------------------------    ---------------------------------
      Common Stock, par value $.001                      31,263,291 Shares

                          IMCLONE SYSTEMS INCORPORATED

                                      INDEX

                                                                                    Page No.
                                                                                    --------
PART I - FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Consolidated Balance Sheets - March 31, 2000 (unaudited)
                    and December 31, 1999                                               1

                    Unaudited Consolidated Statements of Operations - Three
                    months ended March 31, 2000 and 1999                                2

                    Unaudited Consolidated Statements of Cash Flows - Three
                    months ended March 31, 2000 and 1999                                3

                    Notes to Consolidated Financial Statements                          4

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                       7

         Item 3.    Quantitative and Qualitative Disclosures About
                    Market Risk                                                        12

PART II - OTHER INFORMATION

         Item 2.    Changes in Securities and Use of Proceeds                          12

         Item 6.    Exhibits and Reports on Form 8-K                                   12

                          IMCLONE SYSTEMS INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except per share and share data)

                                                                                   MARCH 31,       DECEMBER 31,
                                     ASSETS                                           2000             1999
                                                                                   ---------       ------------
                                                                                  (UNAUDITED)
    Current assets:
         Cash and cash  equivalents ........................................       $  20,512        $  12,016
         Securities available for sale .....................................         322,037          107,352
         Prepaid expenses ..................................................           3,498              158
         Other current assets ..............................................          10,458            7,599
                                                                                   ---------        ---------
                                Total current assets .......................         356,505          127,125
                                                                                   ---------        ---------
    Property and equipment:
         Land ..............................................................           1,087            1,087
         Building and building improvements ................................          10,913           10,810
         Leasehold improvements ............................................           4,891            4,891
         Machinery and equipment ...........................................           9,177            9,049
         Furniture and fixtures ............................................           1,003              898
         Construction in progress ..........................................           9,912            5,209
                                                                                   ---------        ---------
                                Total cost .................................          36,983           31,944
           Less accumulated depreciation and amortization ..................         (15,198)         (14,729)
                                                                                   ---------        ---------
                                Property and equipment, net ................          21,785           17,215
                                                                                   ---------        ---------

    Patent costs, net ......................................................             983            1,013
    Deferred financing costs, net ..........................................           8,008               37
    Other assets ...........................................................             309              304
                                                                                   ---------        ---------
                                                                                   $ 387,590        $ 145,694
                                                                                   =========        =========
                              LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
        Accounts payable ...................................................       $   4,921        $   3,987
        Accrued expenses ...................................................           5,032            5,123
        Interest payable ...................................................           1,225               45
        Fees potentially refundable from corporate partner .................          24,000           20,000
        Current portion of long-term liabilities ...........................             880              906
        Preferred stock dividends payable ..................................             448                -
                                                                                   ---------        ---------
                                Total current liabilities ..................          36,506           30,061
                                                                                   ---------        ---------

    Long-term debt .........................................................         242,200            2,200
    Other long-term liabilities, less current portion ......................             918            1,135
                                                                                   ---------        ---------
                                Total liabilities ..........................         279,624           33,396
                                                                                   ---------        ---------

    Commitments and contingencies

    Stockholders' equity:
        Preferred stock, $1.00 par value; authorized 4,000,000 shares;
             issued and outstanding Series A Convertible: 300,000
             at March 31, 2000 and December 31, 1999 (preference in
             liquidation $30,448 and $30,000, respectively) ................             300              300
        Common stock, $.001 par value; authorized 60,000,000 shares;
             issued 31,230,183 and 29,703,090 at March 31, 2000 and
             December 31, 1999, respectively; outstanding 31,179,366, and
             29,652,273 at March 31, 2000 and December 31, 1999,
             respectively ..................................................              31               30
        Additional paid-in capital .........................................         292,968          286,038
        Accumulated deficit ................................................        (185,514)        (173,457)
        Treasury stock, at cost; 50,817 shares at March 31, 2000
             and December 31, 1999 .........................................            (492)            (492)
        Note receivable - officer and stockholder ..........................               -             (142)
        Accumulated other comprehensive income:
             Unrealized gain on securities available for sale ..............             673               21
                                                                                   ---------        ---------
                                Total stockholders' equity .................         107,966          112,298
                                                                                   ---------        ---------
                                                                                   $ 387,590        $ 145,694
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

                          IMCLONE SYSTEMS INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                    ------------------------
                                                                      2000            1999
                                                                    --------        --------
Revenues:
     License fees from third parties ........................       $     40       $       -
     Research and development funding from third
        parties and other ...................................            166             629
                                                                    --------        --------
                   Total revenues ...........................            206             629
                                                                    --------        --------

Operating expenses:
     Research and development ...............................         11,101           6,354
     General and administrative .............................          3,126           2,002
                                                                    --------        --------
                  Total operating expenses ..................         14,227           8,356
                                                                    --------        --------

Operating loss ..............................................        (14,021)         (7,727)
                                                                    --------        --------
Other:
     Interest income ........................................         (3,187)           (604)
     Interest expense .......................................          1,221             123
     Loss on securities available for sale ..................              2             832
                                                                    --------        --------
                 Net interest and other income ..............         (1,964)            351
                                                                    --------        --------

Net loss ....................................................        (12,057)         (8,078)

Preferred dividends (including assumed incremental yield
     attributible to beneficial conversion feature of $254
     and $336 for the three months ended March 31, 2000
     and 1999, respectively) ................................            702             928
                                                                    --------        --------

Net loss to common stockholders .............................       $(12,759)       $ (9,006)
                                                                    ========        ========

Basic and diluted net loss per common share .................       $  (0.43)       $  (0.37)
                                                                    ========        ========

Weighted average common shares outstanding ..................         29,968          24,447
                                                                    ========        ========

          See accompanying notes to consolidated financial statements.

                          IMCLONE SYSTEMS INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                                  Three Months Ended
                                                                                                       March 31,
                                                                                             --------------------------
                                                                                               2000             1999
                                                                                             ---------        ---------
Cash flows from operating activities:
   Net loss ..........................................................................       $ (12,057)       $  (8,078)
   Adjustments to reconcile net loss to net
          cash used in operating activities:
      Depreciation and amortization ..................................................             499              462
      Amortization of deferred financing costs .......................................             140                2
      Expense associated with issuance
          of options and warrants ....................................................           1,114              417
      Loss on securities available for sale ..........................................               2              832
      Changes in:
         Prepaid expenses ............................................................          (3,340)              11
         Other current assets ........................................................          (2,859)            (204)
         Other assets ................................................................              (5)            (119)
         Interest payable ............................................................           1,180               63
         Accounts payable ............................................................             934              257
         Accrued expenses ............................................................             (91)          (2,377)
         Deferred revenue ............................................................               -              (75)
         Fees potentially refundable from corporate partner ..........................           4,000                -
                                                                                             ---------        ---------
                        Net cash used in operating activities ........................         (10,483)          (8,809)
                                                                                             ---------        ---------

Cash flows from investing activities:
      Acquisitions of property and equipment .........................................          (5,039)            (910)
      Purchases of securities available for sale .....................................        (291,740)          (7,199)
      Sales and maturities of securities available for sale ..........................          77,705           13,814
      Additions to patents ...........................................................               -              (67)
                                                                                             ---------        ---------
                        Net cash (used in) provided by investing activities ..........        (219,074)           5,638
                                                                                             ---------        ---------

Cash flows from financing activities:
      Proceeds from exercise of stock options and warrants ...........................           6,194              311
      Proceeds from issuance of common stock under the employee stock purchase plan ..              68               13
      Proceeds from issuance of 5 1/2% convertible subordinated notes ................         240,000                -
      Deferred financing costs .......................................................          (8,111)               -
      Proceeds from repayment of note receivable by officer - stockholder,
           including interest ........................................................             145                -
      Payments of other liabilities ..................................................            (243)            (199)
                                                                                             ---------        ---------
                        Net cash provided by financing activities ....................         238,053              125
                                                                                             ---------        ---------

Net increase (decrease) in cash and cash equivalents .................................           8,496           (3,046)

Cash and cash equivalents at beginning of period .....................................          12,016            3,888
                                                                                             ---------        ---------
Cash and cash equivalents at end of period ...........................................       $  20,512        $     842
                                                                                             ---------        ---------
Supplemental cash flow information:
Cash paid for interest, including amounts capitalized.................................       $  47,000        $  51,000


          See accompanying notes to consolidated financial statements.

                          IMCLONE SYSTEMS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(1) BASIS OF PRESENTATION

The consolidated financial statements of ImClone Systems Incorporated ("ImClone" or the "Company") as of March 31, 2000 and for the three months ended March 31, 2000 and 1999 are unaudited. In the opinion of management, these unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission.

Results for the interim periods are not necessarily indicative of results for the full years.

(2) SEGMENT INFORMATION

The Company is a biopharmaceutical company engaged in the research and development of novel cancer treatments. The Company is currently pursuing three research and development programs that it believes show potential for treating cancer: growth factor inhibitors, cancer vaccines and angiogenesis inhibitors. A substantial portion of the Company's efforts and resources are devoted to research and development conducted on its own behalf and through collaborations with corporate partners and academic research and clinical institutions. The Company has not derived any commercial revenue from product sales. The Company is managed and operated as one business. The entire business is comprehensively managed by a single management team that reports to the Chief Operating Officer. The Company does not operate separate lines of business or separate business entities with respect to any of its product candidates. Except for contract services (see Note 4) and clinical trials conducted by independent investigators on behalf of the Company, the Company does not conduct any of its operations outside of the United States. Accordingly, the Company does not prepare discrete financial information with respect to separate product areas or by location and does not have separately reportable segments as defined by SFAS No. 131.

(3) FOREIGN CURRENCY TRANSACTIONS

Gains and losses from foreign currency transactions, such as those resulting from the translation and settlement of receivables and payables denominated in foreign currencies, are included in the consolidated statement of operations. The Company does not currently use derivative financial instruments to manage the risks associated with foreign currency fluctuations. The Company recorded no gains or losses on foreign currency transactions for the three months ended March 31, 2000 and recorded losses on foreign currency transactions of approximately $21,000 for the three months ended March 31, 1999.

(4) CONTRACT SERVICES

The Company signed a definitive agreement in April 1999 with Boehringer Ingelheim Pharma KG ("BI Pharma") for the further development, production scale-up and manufacture of the Company's lead therapeutic product candidate, IMC-C225, for use in human clinical trials. The total cost under the agreement was DM11,440,000 or $6,283,000 based on the foreign currency rate on the date of payment. All of the material manufactured under this agreement has been provided to Merck KGaA for use in clinical trials in Europe and Merck KGaA has reimbursed the Company an aggregate amount of $4,442,000 during March and April 2000. This reimbursable amount has been accounted for as a reduction of research and development expense in the fourth quarter of 1999.

In December 1999, the Company entered into a development and manufacturing services agreement with Lonza Biologics PLC ("Lonza"). Under the agreement, Lonza is engaging in process development and scale-up for the manufacture of IMC-C225. These steps are being taken to assure that its process will produce bulk material that conforms with the Company's reference material. Under our arrangements with Lonza, Lonza will manufacture six 5,000 liter production runs under cGMP conditions of material that may be used for clinical and/or commercial supply. The Company also has agreed in principle with Lonza to the material terms of a three-year commercial supply agreement for which the definitive agreement is being completed. As of March 31, 2000, the Company has incurred approximately $159,000 for services provided under this agreement.

The Company is building a new manufacturing facility adjacent to its current manufacturing facility in New Jersey. This new facility will contain three 10,000 liter fermentors and will be dedicated to the commercial production of IMC-C225. The 80,000 square foot fully equipped facility will cost approximately $45 million and will be built on land purchased in December 1999 for $700,000. The Company has incurred approximately $7,607,000 in engineering, pre-construction and construction costs associated with the new manufacturing facility through March 31, 2000. The costs incurred to date associated with the construction of the facility have been paid from the Company's cash reserves.

(5) RELATED PARTY TRANSACTIONS

In January 1998, the Company accepted a promissory note totaling approximately $131,000 from its President and CEO in connection with the exercise of a warrant to purchase 87,305 shares of the Company's common stock. The note was due no later than two years from issuance and was full recourse. Interest was payable on the first anniversary date of the promissory note and on the stated maturity or any accelerated maturity at the annual rate of 8 1/2%. In March 2000, the note, including all interest, was paid in full.

(6) LONG-TERM DEBT

Long term debt consists of the following:

                                                                   MARCH 31,        DECEMBER 31,
                                                                     2000               1999
                                                                 ------------       ------------
5 1/2% Convertible Subordinated Notes due March 1, 2005 ..       $240,000,000       $          -

Industrial Development Revenue Bond with an annual interest
   rate of 11 1/4%, due May 1, 2004 .......................         2,200,000          2,200,000
                                                                 ------------       ------------
                                                                 $242,200,000       $  2,200,000
                                                                 ============       ============

In February 2000, the Company completed a private placement of $240,000,000 in convertible subordinated notes due March 1, 2005. The Company received net proceeds from this offering of approximately $231,900,000, after deducting costs associated with the offering. The notes bear interest at an annual rate of 5 1/2% payable semi-annually on September 1 and March 1 of each year, beginning September 1, 2000. The holders may convert all or a portion of the notes into common stock at any time on or before March 1, 2005 at a conversion price of $110.18 per share, subject to adjustment if certain events affecting the common stock of the Company occur. The notes are subordinated to all existing and future senior indebtedness. The Company may redeem some or all of the notes at any time prior to March 6, 2003, at a redemption price of 100% of the principal amount plus accrued and unpaid interest to the redemption date if (1) the closing price of the common stock has exceeded 150% of the conversion price for at least 20 trading days in any consecutive 30-trading day period and (2) if the redemption occurs before March 1, 2002, the shelf registration statement covering resales of the notes and the common stock is effective and expected to remain effective and available for use for the 30 days following the redemption date. If the notes are redeemed under these circumstances, the Company will make an additional payment of $152.54 per $1,000 aggregate principal amount of notes, minus the amount of all interest paid on such principal amount since February 29, 2000 to the date the redemption notice is mailed. On or after March 6, 2003, the Company may redeem some or all of the notes at specified redemption prices, plus accrued and unpaid interest to the day preceding the redemption date. Noteholders may require the Company to redeem all notes at 100% of the principal amount plus accrued interest in the event of a "fundamental change" as defined in the note indenture. The Company is required to file with the Securities and Exchange Commission a shelf registration statement covering resales of the notes and the common stock.

In January and February 2000, the Company entered into financing arrangements with Finova Technology Finance, Inc. ("Finova") and Transamerica Business Credit Corporation ("Transamerica") under which it may obtain at its option up to an aggregate of $25,000,000 for its utilization primarily in connection with the build-out of its new commercial manufacturing facility. The funds may be obtained through multiple leases of equipment and building improvements for not less than specified minimum amounts. Each lease contains a balloon purchase option at the end of a 48-month term. During the first quarter of 2000 the Company paid $100,000 in application fees associated with these agreements, which may be applied against future principal and interest payments.

(7) NET LOSS PER COMMON SHARE

Basic and diluted loss per common share is computed based on the net loss for the relevant period, adjusted for cumulative Series A Convertible Preferred Stock dividends and the assumed incremental yield attributable to the beneficial conversion feature in the preferred stock, divided by the weighted average number of shares outstanding during the period. Potentially dilutive securities, including convertible preferred stock, convertible debt, options and warrants, have not been included in the diluted loss per common share computation because they are anti-dilutive.

(8) COMPREHENSIVE INCOME (LOSS)

The following table reconciles net loss to comprehensive loss:

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                 --------------------------------
                                                                     2000                1999
                                                                 ------------        ------------

Net loss .................................................       $(12,057,000)       $ (8,078,000)

Other comprehensive income (loss):
    Unrealized holding gain arising during the period ....            650,000              13,000
    Less: Reclassification adjustment for realized loss
          included in net loss ...........................             (2,000)           (832,000)
                                                                 ------------        ------------
         Total other comprehensive income ................            652,000             845,000
                                                                 ------------        ------------
Total comprehensive loss .................................       $(11,405,000)       $ (7,233,000)
                                                                 ============        ============

(9) COLLABORATIVE AGREEMENTS

The Company has a development and license agreement with Merck KGaA with respect to IMC-C225, its lead interventional therapeutic product for the treatment of cancer. In exchange for certain marketing and development rights, the Company can receive up to $60,000,000 in milestone payments ($30,000,000 of which is equity based) assuming the achievement of certain milestones and a $30,000,000 secured line of credit or guaranty for the build-out of a manufacturing facility for the commercial production of IMC-C225. This agreement may be terminated by Merck KGaA in various instances, including (i) at its discretion on any date on which a milestone is achieved (in which case no milestone payment will be made),
(ii) for a one-year period after first commercial sale of IMC-C225 in Merck KGaA's territory, upon Merck KGaA's reasonable determination that the product is economically unfeasible (in which case Merck KGaA is entitled to receive back 50% of the cash-based milestone payments then paid to date, but only out of revenues received, if any, based upon a royalty rate applied to the gross profit from IMC-C225 sales or IMC-C225 license fees in the United States and Canada), or (iii) in the event the Company does not obtain certain collateral license agreements in which case Merck KGaA also is entitled to a return of all cash amounts with respect to milestone payments to date, plus liquidated damages of $500,000. In April 1999, the parties agreed on the production concept for the manufacturing facility and are currently working toward securing Merck KGaA's guaranty of the Company's obligations under a $30,000,000 credit facility relating to the construction of the manufacturing facility. In the event of termination of the agreement, the Company will be required to use its best reasonable efforts to cause the release of Merck KGaA as guarantor. As of March 31, 2000, the Company has received $24,000,000 in milestone payments. These payments have been recorded as fees potentially refundable from corporate partner and revenue recognition of such amounts will commence upon the Company obtaining the defined collateral license agreements.

(10) REVENUE RECOGNITION

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements, including the recognition of non-refundable fees received upon entering into arrangements. The Company is in the process of evaluating this SAB and the effect it may have on its financial statements and current revenue recognition policies. The Company must adopt SAB 101, as amended, in the second quarter of 2000 with an effective date of January 1, 2000 and the recognition of the cumulative effect adjustment, if any, calculated as of January 1, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis by our management is provided to identify certain significant factors which affected our financial position and operating results during the periods included in the accompanying financial statements.

                              RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 and 1999

REVENUES.

Revenues for the three months ended March 31, 2000 and 1999 were $206,000 and $629,000, respectively, a decrease of $423,000, or 67%. Revenues for the three months ended March 31, 2000 included $166,000 in royalty revenue from our strategic alliance with Abbott Laboratories ("Abbott") in diagnostics. Revenues for the three months ended March 31, 1999 primarily consisted of (i) $75,000 in research support from our partnership with American Home Products Corporation ("American Home") in infectious disease vaccines, (ii) $425,000 in research and support payments from our research and license agreement with Merck KGaA for our principal cancer vaccine product candidate, BEC2, and (iii) $124,000 in royalty revenue from our strategic alliance with Abbott in diagnostics. The decrease in revenues for the three months ended March 31, 2000 was primarily attributable to the decrease in research and support revenue as a result of the completion of all research and support payments due from our research and license agreement with Merck KGaA for BEC2.

OPERATING EXPENSES; RESEARCH AND DEVELOPMENT.

Total operating expenses for the three months ended March 31, 2000 and 1999 were $14,227,000 and $8,356,000, respectively, an increase of $5,871,000, or 70%.
Research and development expenses for the three months ended March 31, 2000 and 1999 were $11,101,000 and $6,354,000, respectively, an increase of $4,747,000 or
75%. Such amounts for the three months ended March 31, 2000 and 1999 represented 78% and 76%, respectively, of total operating expenses. Research and development expenses for the three months ended March 31, 2000 and 1999 have been offset by $824,000 and $516,000, respectively, for clinical trial costs that are reimbursable by Merck KGaA. The increase in research and development expenses for the three months ended March 31, 2000 was primarily attributable to (i) the costs associated with two pivotal Phase III clinical trials of IMC-C225 in treating head and neck cancer, one in combination with radiation and one in combination with cisplatin, (ii) the costs associated with two additional Phase II clinical trials of IMC-C225, one in refractory head and neck cancer in combination with cisplatin and one in refractory colorectal cancer in combination with irinotecan, (iii) expenditures in the functional areas of product development, manufacturing, clinical and regulatory affairs associated with IMC-C225, (iv) non-cash expenses recognized in connection with the issuance of options granted to scientific consultants and collaborators and (v) expenditures associated with additional staffing in the area of discovery research. We expect research and development costs to increase in future periods as we continue to expand our efforts in product development and clinical trials.

GENERAL AND ADMINISTRATIVE EXPENSES.

General and administrative expenses include administrative personnel costs, costs to develop our internal marketing and sales capabilities, costs incurred in connection with pursuing arrangements with corporate partners and technology licensors, and expenses associated with applying for patent protection for our technology and products. Such expenses for the three months ended March 31, 2000 and 1999 were $3,126,000 and $2,002,000, respectively, an increase of 1,124,000, or 56%. The increase in general and administrative expenses primarily reflected
(i) costs associated with the marketing efforts of the Company and (ii) additional support staffing for the expanding research, development, clinical and manufacturing efforts of the Company, particularly with respect to IMC-C225. We expect general and administrative expenses to increase in future periods to support our planned increases in research, development, clinical and manufacturing efforts.

INTEREST AND OTHER INCOME AND INTEREST EXPENSE.

Interest income was $3,187,000 for the three months ended March 31, 2000 compared with $604,000 for the three months ended March 31, 1999, an increase of $2,583,000. The increase was primarily attributable to the increase in our investment portfolio as a result of our November 1999 public stock offering and our February 2000 private placement of 5 1/2% convertible subordinated notes. Interest expense was $1,221,000 and $123,000 for the three months ended March 31, 2000 and 1999, respectively, an increase of $1,098,000. Interest expense for both periods primarily included (i) interest on the outstanding 1990 IDA Bond with a principal amount of $2,200,000 and (ii) interest recorded on various capital lease obligations under a December 1996 Financing Agreement (the "1996 Financing Agreement") and an April 1998 Financing Agreement (the "1998 Financing Agreement") with Finova. Interest expense for the three months ended March 31, 2000 was offset by capitalizing interest costs during the construction period of the Company's new manufacturing facility in the amount of $154,000. The increase in interest expense is attributable to interest on the outstanding convertible subordinated notes. Losses on securities available for sale for the three months ended March 31, 2000 and 1999 were $2,000 and $832,000, respectively. The loss for the three months ended March 31, 1999 is primarily attributable to the $828,000 write-down of our investment in CombiChem Inc. as a result of an other than temporary impairment.

NET LOSSES.

We had net losses to common stockholders of $12,759,000 or $0.43 per share for the three months ended March 31, 2000 compared with $9,006,000 or $0.37 per share for the three months ended March 31, 1999. The increase in the net losses and per share net loss to common stockholders was due primarily to the factors noted above.

                         LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2000, our principal sources of liquidity consisted of cash and cash equivalents and short-term securities available for sale of approximately $342.5 million. From inception through March 31, 2000 we have financed our operations through the following means:

         - Public and private sales of equity securities and convertible notes in financing transactions have raised approximately $489.8 million in net proceeds

         - We have earned approximately $35.2 million from license fees, contract research and development fees and royalties from collaborative partners. Additionally, we have received $24.0 million in potentially refundable fees from our IMC-C225 development and license agreement with Merck KGaA. And, as of March 31, 2000, Merck KGaA has confirmed that we have achieved milestones, with respect to which we are entitled to receive an additional $2.0 million in payments. The amounts from Merck KGaA with respect to IMC-C225 have yet to be recognized as revenue because they are refundable under certain circumstances

         -        We have earned approximately $14.5 million in interest income

         - The sale of the IDA Bonds in each of 1985, 1986 and 1990 raised an aggregate of $6.3 million, the proceeds of which have been used for the acquisition, construction and installation of our research and development facility in New York City, and of which $2.2 million is outstanding

         We may from time to time consider a number of strategic alternatives designed to increase shareholder value, including joint ventures, acquisitions and other forms of alliances as well as the sale of all or part of the company.

         The 1990 IDA Bond in the outstanding principal amount of $2,200,000 becomes due in 2004. We will incur annual interest on the 1990 IDA Bond aggregating approximately $250,000. In order to secure our obligations to the NYIDA under the 1990 IDA Bond, we have granted the NYIDA a security interest in facility equipment purchased with the bond proceeds.

         In February 2000, we completed a private placement of $240,000,000 in convertible subordinated notes due March 1, 2005. We received net proceeds from this offering of approximately $231,900,000, after deducting expenses associated with the offering. The notes bear interest at 5.5% payable semi-annually on September 1 and March 1 of each year, beginning September 1, 2000. A holder may convert all or a portion of a note into common stock at any time on or before March 1, 2005 at a conversion price of $110.18 per share, subject to adjustment if certain events affecting our common stock occur. We may redeem some or all of the notes prior to March 6, 2003 if specified common stock price thresholds are met. On or after March 6, 2003, we may redeem some or all of the notes at specified redemption prices.

         In December 1999, we entered into a development and manufacturing services agreement with Lonza. Under the agreement, Lonza is engaging in process development and scale-up for the manufacture of IMC-C225. These steps are being taken to assure that its process will produce bulk material that conforms with the Company's reference material. Under our arrangements with Lonza, Lonza will manufacture six 5,000 liter production runs under cGMP conditions of material that may be used for clinical and/or commercial supply. The Company also has agreed in principle with Lonza to the material terms of a three-year commercial supply agreement for which the definitive agreement is being completed. As of March 31, 2000, the Company has incurred approximately $159,000 for services provided under this agreement.

         We have obligations under various capital leases for certain laboratory, office and computer equipment and also certain building improvements primarily under the 1996 Financing Agreement and the 1998 Financing Agreement with Finova. The 1996 Financing Agreement allowed us to finance the lease of equipment and make certain building and leasehold improvements to existing facilities involving amounts totaling approximately $2,500,000. Each lease has a fair market value purchase option at the expiration of a 42-month term. Pursuant to the 1996 Financing Agreement, we issued to Finova a warrant expiring December 31, 1999 to purchase 23,220 shares of our common stock at an exercise price of $9.69 per share. We recorded a non-cash debt discount of approximately $125,000 in connection with this financing, which discount is being amortized over the 42-month term of the first lease. The 1996 Financing Agreement with Finova expired in December 1997. We utilized only $1,745,000 of the full $2,500,000 under the agreement. In April 1998, we entered into the 1998 Financing Agreement with Finova totaling approximately $2,000,000. The terms of the 1998 Financing Agreement are substantially similar to the expired 1996 Financing Agreement except that each lease has a 48-month term. We have entered into twelve individual leases under both the 1996 Financing Agreement and the 1998 Financing Agreement aggregating a total cost of $3,695,000. The 1998 Financing Agreement expired in May 1999. In January and February 2000, we entered into financing arrangements with Finova and Transamerica under which we may obtain at our option up to an aggregate of $25,000,000 for our utilization primarily in connection with the build-out of our new commercial manufacturing facility. The funds may be obtained through multiple leases of equipment and building improvements for not less than specified minimum amounts. Each lease contains a balloon purchase option at the end of a 48-month term. The Company has paid $100,000 in application fees associated with these agreements, which may be applied against future principal and interest payments.

         We rent our New York facility under an operating lease that expires in December 2004. We are in the process of renovating the facility to better suit our needs. The renovation is expected to cost approximately $2,000,000 and is substantially complete.

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

         Total capital expenditures made during the three months ended March 31, 2000 were $5,039,000. Of the total capital expenditures made during the three months ended March 31, 2000, $591,000 related to the purchase of equipment for and costs associated with the retrofit of our corporate office and research laboratories in New York and other capital expenditures relating to the New York facility. We incurred $4,290,000 related to engineering, pre-construction and construction costs associated with the build-out of the commercial manufacturing facility to be erected adjacent to our current manufacturing facility in New Jersey. The remaining $158,000 is related to improving and equipping our existing manufacturing facility.

         In 1998, we hired a Vice President of Marketing and Sales and have recently hired directors of marketing, field sales and sales operations, each with experience in the commercial launch of a monoclonal antibody cancer therapeutic, to develop our internal marketing and sales capabilities. We are preparing for the marketing and sale of IMC-C225 in the U.S. and Canada, and in that regard, we plan to hire regional sales managers and approximately 40 sales people prior to the commencement of IMC-C225 sales.

         The holders of the Series A Convertible Preferred Stock (the "series A preferred stock") are entitled to receive cumulative dividends at an annual rate of $6.00 per share. Dividends accrue as of the issuance date of the series A preferred stock and are payable on the outstanding series A preferred stock in cash on December 31 of each year beginning December 31, 1999 or at the time of conversion or redemption of the series A preferred stock on which the dividend is to be paid, whichever is sooner. Accrued dividends were approximately $448,000 at March 31, 2000.

         We believe that our existing cash and cash equivalents and securities available for sale and amounts expected to be available under our credit facilities should enable us to maintain our current and planned operations through at least 2002. We are also entitled to reimbursement for certain research and development expenditures and to certain milestone payments, including $6 million in cash-based milestone payments and $30 million in equity-based milestone payments from our IMC-C225 development and license agreement with Merck KGaA, which are to be paid subject to our attaining research and development milestones, certain of which have recently been attained, and certain other conditions. There can be no assurance that we will achieve the unachieved milestones. Additionally, the termination of the agreement due to our failure to obtain the necessary collateral license agreements would require us to return all milestone payments made to date, plus $500,000 in liquidated damages. Our future working capital and capital requirements will depend upon numerous factors, including, but not limited to:

         - progress of our research and development programs, pre-clinical testing and clinical trials

         -        our corporate partners' fulfilling their obligations to us

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

         At December 31, 1999, we had net operating loss carryforwards for United States federal income tax purposes of approximately $151 million, which expire at various dates from 2000 through 2019. At December 31, 1999 we had research credit carryforwards of approximately $7.7 million, which expire at various dates from 2009 through 2019. Under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation's ability to use net operating loss and research credit carryforwards may be limited if the corporation experiences a change in ownership of more than 50 percentage points within a three-year period. Since 1986, we have experienced at least two such ownership changes. As a result, we are only permitted to use in any one year approximately $5.2 million of our available net operating loss carryforwards that relate to periods before these ownership changes. Similarly, we are limited in using our research credit carryforwards. It has not been determined whether the November 1999 public stock offering and the February 2000 private placement of convertible subordinated notes will result in additional ownership changes that would further limit the use of our net operating losses and research credit carryforwards.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements, including the recognition of non-refundable fees received upon entering into arrangements. We are in the process of evaluating this SAB and the effect it may have on our financial statements and current revenue recognition policies. We must adopt SAB 101, as amended, in the second quarter of 2000 with an effective date of January 1, 2000 and the recognition of the cumulative effect adjustment, if any, calculated as of January 1, 2000.

CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS--SAFE HARBOR STATEMENT

         Those statements contained herein that do not relate to historical information are forward-looking statements. There can be no assurance that the future results covered by such forward-looking statements will be achieved. Actual results may differ materially due to the risks and uncertainties inherent in the Company's business, including without limitation, the risks and uncertainties associated with completing pre-clinical and clinical trials of the Company's compounds that demonstrate such compounds' safety and effectiveness; obtaining additional financing to support the Company's operations; obtaining and maintaining regulatory approval for such compounds and complying with other governmental regulations applicable to the Company's business; obtaining the raw materials necessary in the development of such compounds; consummating collaborative arrangements with corporate partners for product development; achieving milestones under collaborative arrangements with corporate partners; developing the capacity and ability to manufacture, as well as market and sell the Company's products, either directly or with collaborative partners; developing market demand for and acceptance of such products; competing effectively with other pharmaceutical and biotechnological products; obtaining adequate reimbursement from third party payors; attracting and retaining key personnel; obtaining and protecting proprietary rights; and those other factors set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview and Risk Factors," in the Company's most recent Registration Statement on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our holdings of financial instruments comprise a mix of securities which may include U.S. corporate debt, foreign corporate debt, U.S. government debt, foreign government/agency guaranteed debt and commercial paper. All such instruments are classified as securities available for sale. Generally, we do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in investment grade fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We invest in securities which have a range of maturity dates. Typically, those with a short-term maturity are fixed-rate, highly liquid debt instruments and those with longer-term maturities are highly liquid debt instruments with periodic interest rate adjustments. We also have certain foreign exchange currency risk. See footnote 3 of the financial statements. The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of March 31, 2000:

                                                                                              2005 AND
                    2000            2001          2002         2003           2004           THEREAFTER          TOTAL
                ------------    ------------    ----------   ----------   ------------      ------------      ------------

Fixed Rate      $ 15,913,000    $  6,889,000    $1,448,000            -   $ 40,022,000      $131,583,000      $195,855,000
Average
Interest Rate           5.05%           6.41%         8.00%           -           6.60%             6.64%             6.50%

Variable Rate              -               -             -            -   $ 15,315,000(1)   $110,194,000(1)   $125,509,000
Average
Interest Rate              -               -             -            -           6.27%             6.35%             6.34%
                ------------    ------------    ----------   ----------   ------------      ------------      ------------
                $ 15,913,000    $  6,889,000    $1,448,000            -   $ 55,337,000      $241,777,000      $321,364,000
                ============    ============    ==========   ==========   ============      ============      ============



                 FAIR VALUE
                ------------

Fixed Rate      $190,418,000
Average
Interest Rate              -

Variable Rate   $131,619,000
Average
Interest Rate              -
                ------------
                $322,037,000
                ============


(1) These holdings consist of U.S. corporate and foreign corporate floating rate notes. Interest on the securities are adjusted at fixed dates using prevailing interest rates. These holdings are highly liquid. We consider the potential for loss of principal to be minimal.

         Our 5 1/2% convertible subordinated notes in the principal amount of $240,000,000 due March 1, 2005 and other long-term debt have fixed interest rates and the fair value of these instruments is affected by changes in market interest rates. The subordinate notes are convertible into the Company's common stock at a conversion price of $110.18 per share. The fair value of this instrument is subject to changes in interest rates and the price of the Company's common stock.

PART II - OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended March 31, 2000, we issued an aggregate of 600,850 shares of unregistered common stock to holders of warrants upon exercise of such warrants for a total purchase price of $1,389,219, which were consummated as private sales under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

         On February 29, 2000, we completed a private placement of $240,000,000 aggregate principal amount of 5 1/2% convertible subordinated notes due March 1, 2005. We received net proceeds from this offering of approximately $231,900,000, after deducting costs associated with the offering. The notes bear interest at an annual rate of 5 1/2% payable semi-annually on September 1 and March 1 of each year, beginning September 1, 2000. The holders may convert all or any portion of a note, in multiples of $1,000, into common stock at any time on or before March 1, 2005 at a conversion price of $110.18 per share, subject to adjustment if certain events affecting the common stock occur. In lieu of fractional shares, we will pay a cash adjustment based on the closing price of the common stock on the last business day prior to the conversion. The notes are subordinated to all existing and future senior indebtedness. We may redeem some or all of the notes at any time prior to March 6, 2003, at a redemption price of 100% of the principal amount plus accrued and unpaid interest to the redemption date if (1) the closing price of the common stock has exceeded 150% of the conversion price for at least 20 trading days in any consecutive 30-trading day period and (2) if the redemption occurs before March 1, 2002, the shelf registration statement, to be filed, covering resales of the notes and the common stock is effective and expected to remain effective and available for use for the 30 days following the redemption date. We shall mail the notice for redemption within five trading days of the consecutive 30-trading day period. If the notes are redeemed under these circumstances, we will make an additional payment of $152.54 per $1,000 aggregate principal amount of notes, minus the amount of all interest paid on such principal amount since February 29, 2000 to the date the notice was mailed. On or after March 6, 2003, we may redeem some or all of the notes at specified redemption prices, plus accrued and unpaid interest to the day preceding the redemption date. The holders have the right, upon the occurrence of certain specified events constituting a fundamental change, to require us to redeem all or any part of such holder's notes at a price equal to 100% of the principal amount of the notes being redeemed, together with accrued interest to, but excluding, the date of redemption. We are required to file with the Securities and Exchange Commission a shelf registration statement covering resales of the notes and the common stock.


         Morgan Stanley & Co. Incorporated and Merrill Lynch & Co., who acted as the initial purchasers for the convertible notes, received an aggregate fee of $7,800,000. The notes were issued pursuant to safe-harbor exemptions from the registration requirements of the Securities Act, solely to qualified institutional buyers and to a limited number of institutional "accredited investors" pursuant to Rule 144A and Regulation D of the Securities Act.

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

                                           IMCLONE SYSTEMS INCORPORATED
                                           (Registrant)


Date:  May 12, 2000                   By   /s/ Samuel D. Waksal
                                           -------------------------------------
                                           Samuel D. Waksal
                                           President and Chief Executive Officer



Date: May 12, 2000                    By   /s/ Carl S. Goldfischer
                                           -------------------------------------
                                           Carl S. Goldfischer
                                           Vice President, Finance and Chief
                                           Financial Officer