Form 10-Q
period 2000-06-30
IMCLONE SYSTEMS INC/DE
filed 2000-08-14
CIK 765258

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended   June 30, 2000
                                             -----------------

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from                 to
                                             ---------------   ---------------
Commission file number  0-19612
                       --------

                          IMCLONE SYSTEMS INCORPORATED
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   DELAWARE                               04-2834797
---------------------------------------------    ------------------------------
(State or other jurisdiction of incorporation    (IRS Employer Identification
               or organization)                              No.)

       180 VARICK STREET, NEW YORK, NY                      10014
---------------------------------------------    ------------------------------
   (Address of principal executive offices)               (Zip Code)

                                 (212) 645-1405
-------------------------------------------------------------------------------
               Registrant's telephone number, including area code


                                 Not Applicable
-------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                          if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             Yes     X          No
                                   -----             -----

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                Class                      Outstanding as of August 10, 2000
   -------------------------------         ---------------------------------
    Common Stock, par value $.001                32,226,061 Shares

                          IMCLONE SYSTEMS INCORPORATED

                                     INDEX

                                                                                         Page No.
                                                                                         --------
PART I - FINANCIAL INFORMATION

          Item 1.      Financial Statements

                       Consolidated Balance Sheets - June 30, 2000 (unaudited)
                       and December 31, 1999                                                 1

                       Unaudited Consolidated Statements of Operations - Three
                       and six months ended June 30, 2000 and 1999                           2

                       Unaudited Consolidated Statements of Cash Flows - Three
                       and six months ended June 30, 2000 and 1999                           3

                       Notes to Consolidated Financial Statements                            4



          Item 2.      Management's Discussion and Analysis of
                       Financial Condition and Results of Operations                         7

          Item 3.      Quantitative and Qualitative Disclosures About
                       Market Risk                                                          14


PART II - OTHER INFORMATION

          Item 4.      Submission of Matters to a Vote of Security Holders                  14

          Item 6.      Exhibits and Reports on Form 8-K                                     15

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                          IMCLONE SYSTEMS INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except per share and share data)


                                                                                     JUNE 30,                   DECEMBER 31,
                                      ASSETS                                           1999                        2000
                                                                                   -------------              --------------
                                                                                   (UNAUDITED)
    Current assets:
         Cash and cash equivalents....................................             $     10,442               $      12,016
         Securities available for sale................................                  317,335                     107,352
         Prepaid expenses.............................................                    3,596                         158
         Other current assets.........................................                    7,262                       7,599
                                                                                   -------------              --------------
                                Total current assets..................                  338,635                     127,125
                                                                                   -------------              --------------
    Property and equipment:
         Land.........................................................                    1,113                       1,087
         Building and building improvements...........................                   10,921                      10,810
         Leasehold improvements.......................................                    7,211                       4,891
         Machinery and equipment......................................                    9,330                       9,049
         Furniture and fixtures.......................................                    1,233                         898
         Construction in progress.....................................                   13,330                       5,209
                                                                                   -------------              --------------
                                Total cost............................                   43,138                      31,944

           Less accumulated depreciation and amortization.............                  (15,999)                    (14,729)
                                                                                   -------------              --------------
                                Property and equipment, net...........                   27,139                      17,215
                                                                                   -------------              --------------

    Patent costs, net ................................................                      975                       1,013
    Deferred financing costs, net.....................................                    7,926                          37
    Other assets......................................................                    7,797                         304
                                                                                   -------------              --------------
                                                                                   $    382,472               $     145,694
                                                                                   =============              ==============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
        Accounts payable..............................................             $      3,534               $       3,987
        Accrued expenses .............................................                    5,463                       5,123
        Interest payable..............................................                    4,443                          45
        Fees potentially refundable to corporate partner..............                   26,000                      20,000
        Current portion of long-term liabilities .....................                      810                         906
        Preferred stock dividends payable.............................                      895                           -
                                                                                   -------------              --------------
                                Total current liabilities.............                   41,145                      30,061
                                                                                   -------------              --------------

    Long-term debt ...................................................                  242,200                       2,200
    Other long-term liabilities, less current portion ................                      749                       1,135
                                                                                   -------------              --------------
                                Total liabilities.....................                  284,094                      33,396
                                                                                   -------------              --------------

    Commitments and contingencies

    Stockholders' equity :
        Preferred stock, $1.00 par value; authorized 4,000,000 shares; issued and outstanding Series A Convertible: 300,000 at June 30, 2000 and
             December 31, 1999 (preference in liquidation $30,895 and $30,000,
             respectively)...........................................                       300                         300
        Common stock, $.001 par value; authorized 120,000,000 shares;
             issued 31,716,381 and 29,703,090 at June 30, 2000 and December 31,
             1999, respectively; outstanding 31,665,564, and 29,652,273 at June
             30, 2000 and December 31, 1999, respectively.............                       32                          30
        Additional paid-in capital....................................                  297,335                     286,038
        Accumulated deficit...........................................                 (199,363)                   (173,457)
        Treasury stock, at cost; 50,817 shares at June 30, 2000
             and December 31, 1999....................................                     (492)                       (492)
        Note receivable - officer and stockholder.....................                        -                        (142)
        Accumulated other comprehensive income:
             Unrealized gain on securities available for sale.........                      566                          21

                                                                                   -------------              --------------
                                Total stockholders' equity............                   98,378                     112,298
                                                                                   -------------              --------------
                                                                                   $    382,472               $     145,694
                                                                                   =============              ==============

          See accompanying notes to consolidated financial statements.

                 IMCLONE SYSTEMS INCORPORATED

            CONSOLIDATED STATEMENTS OF OPERATIONS
            (in thousands, except per share data)
                         (unaudited)

                                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                       JUNE 30,                JUNE 30,
                                                                  ----------------------  -----------------------
                                                                     2000         1999       2000        1999
                                                                  ----------   ---------  ----------  -----------
Revenues:
     License fees from third parties ..................           $    -       $   -      $      40   $    -
     Research and development funding from third
        parties and other..............................                 160         254         326          883
                                                                  ----------   ---------  ----------  -----------
                   Total revenues......................                 160         254         366          883
                                                                  ----------   ---------  ----------  -----------

Operating expenses:
     Research and development  ........................              12,743       7,151      23,844       13,505
     Marketing, general and administrative ............               3,782       1,675       6,908        3,677
                                                                  ----------   ---------  ----------  -----------
                  Total operating expenses ............              16,525       8,826      30,752       17,182
                                                                  ----------   ---------  ----------  -----------

Operating loss ........................................             (16,365)     (8,572)    (30,386)     (16,299)
                                                                  ----------   ---------  ----------  -----------
Other:
     Interest income...................................              (6,165)       (564)     (9,352)      (1,168)
     Interest expense..................................               3,667         123       4,888          246
     Loss (gain) on securities available for sale......                 (18)       -            (16)         832
                                                                  ----------   ---------  ----------  -----------
                 Net interest and other income.........              (2,516)       (441)     (4,480)         (90)
                                                                  ----------   ---------  ----------  -----------

Net loss...............................................             (13,849)     (8,131)    (25,906)     (16,209)

Preferred dividends (including assumed incremental yield
     attributible to beneficial conversion feature of
     $256 and $336 for the three months ended June 30,
     2000 and 1999, respectively and $510 and $672 for
     the six months ended June 30, 2000 and 1999,
     respectively).....................................                 703         934       1,405        1,862
                                                                  ----------   ---------  ----------  -----------

Net loss to common stockholders........................           $ (14,552)   $ (9,065)  $ (27,311)  $  (18,071)
                                                                  ==========   =========  ==========  ===========

Basic and diluted net loss per common share............           $   (0 46)   $  (0 36)  $   (0 89)  $    (0.73)
                                                                  ==========   =========  ==========  ===========

Weighted average shares outstanding....................              31,302      24,986      30,635       24,718
                                                                  ==========   =========  ==========  ===========

          See accompanying notes to consolidated financial statements.

                          IMCLONE SYSTEMS INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                                                                                      SIX MONTHS ENDED
                                                                                                          JUNE 30,
                                                                                           ------------------------------------
                                                                                              2000                      1999
                                                                                           -----------               ----------
Cash flows from operating activities:
   Net loss ...........................................................................    $  (25,906)               $ (16,209)
   Adjustments to reconcile net loss to net
          cash used in operating activities:
      Depreciation and amortization ...................................................         1,330                      925
      Amortization of deferred financing costs.........................................           560                     -
      Expense associated with issuance
          of options and warrants......................................................         2,565                    1,064
      Loss (gain) on securities available for sale ....................................           (16)                     832
      Changes in:
         Prepaid expenses .............................................................        (3,438)                     138
         Other current assets .........................................................           337                     (284)
         Other assets .................................................................             8                     (135)
         Interest payable .............................................................         4,398                       (2)
         Accounts payable .............................................................          (453)                    (165)
         Accrued expenses .............................................................           340                   (1,279)
         Deferred revenue..............................................................             -                      (75)
         Fees potentially refundable to corporate partner..............................         6,000                    8,000
                                                                                           -----------               ----------
                        Net cash used in operating activities .........................       (14,275)                  (7,190)
                                                                                           -----------               ----------
Cash flows from investing activities:
      Acquisitions of property and equipment ..........................................       (11,194)                  (2,010)
      Purchases of securities available for sale.......................................      (320,282)                 (18,508)
      Sales and maturities of securities available for sale ...........................       110,859                   23,500
      Investment in Valigen N.V........................................................        (7,500)                       -
      Additions to patents ............................................................           (22)                     (87)
                                                                                           -----------               ----------
                        Net cash (used in) provided by investing activities ...........      (228,139)                   2,895
                                                                                           -----------               ----------

Cash flows from financing activities:
      Proceeds from exercise of stock options and warrants ............................         9,462                    3,335
      Proceeds from issuance of common stock under the employee stock purchase plan ...           164                       50
      Proceeds from issuance of 5 1/2% convertible subordinated notes..................       240,000                        -
      Deferred financing costs.........................................................        (8,449)                       -
      Proceeds from equipment and building improvement financings......................             -                       94
      Proceeds from repayment of note receivable - officer and stockholder,
           including interest..........................................................           145                       11
      Payments of other liabilities ...................................................          (482)                    (411)
                                                                                           -----------               ----------

                        Net cash provided by financing activities .....................       240,840                    3,079
                                                                                           -----------               ----------

Net decrease in cash and cash equivalents .............................................        (1,574)                  (1,216)

Cash and cash equivalents at beginning of period ......................................        12,016                    3,888
                                                                                           -----------               ----------
Cash and cash equivalents at end of period ............................................    $   10,442                $   2,672
                                                                                           ===========               ==========


          See accompanying notes to consolidated financial statements.

                          IMCLONE SYSTEMS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

(1) BASIS OF PRESENTATION

The consolidated financial statements of ImClone Systems Incorporated ("ImClone" or the "Company") as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 are unaudited. In the opinion of management, these unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission.

Results for the interim periods are not necessarily indicative of results for the full years.

(2) SEGMENT INFORMATION

The Company is a biopharmaceutical company engaged in the research and development of novel cancer treatments. The Company is currently pursuing three research and development programs that it believes show potential for treating certain cancers: growth factor inhibitors, cancer vaccines and angiogenesis inhibitors. A substantial portion of the Company's efforts and resources are devoted to research and development conducted on its own behalf and through collaborations with corporate partners and academic research and clinical institutions. The Company has not derived any commercial revenue from product sales. The Company is managed and operated as one business. The entire business is comprehensively managed by a single management team that reports to the Chief Operating Officer. The Company does not operate separate lines of business or separate business entities with respect to any of its product candidates. Except for contract services (see Note 4) and clinical trials conducted by independent investigators on behalf of the Company, the Company does not conduct any of its operations outside of the United States. Accordingly, the Company does not prepare discrete financial information with respect to separate product areas or by location and does not have separately reportable segments as defined by SFAS No. 131.

(3) FOREIGN CURRENCY TRANSACTIONS

Gains and losses from foreign currency transactions, such as those resulting from the translation and settlement of receivables and payables denominated in foreign currencies, are included in the consolidated statement of operations. The Company does not currently use derivative financial instruments to manage the risks associated with foreign currency fluctuations. The Company recorded gains on foreign currency transactions of approximately $4,000 in both six month periods ended June 30, 2000 and 1999, respectively. The Company recorded gains on foreign currency transactions of approximately $4,000 and $2,000 for the three months ended June 30, 2000 and 1999, respectively.

(4) CONTRACT SERVICES

In December 1999, the Company entered into a development and manufacturing services agreement with Lonza Biologics PLC ("Lonza"). Under the agreement, Lonza is engaging in process development and scale-up for the manufacture of IMC-C225, the Company's lead interventional therapeutic product for the treatment of cancer. These steps are being taken to assure that its process will produce bulk material that conforms with the Company's reference material. Under the Company's arrangements with Lonza, Lonza will manufacture six 5,000 liter production runs under cGMP conditions the output of which may be used for clinical and/or commercial supply. The Company also has agreed in principle with Lonza to the material terms of a three-year commercial supply agreement for which the definitive agreement is being completed. As of June 30, 2000, the Company has incurred approximately $259,000 for services provided under this agreement.

The Company is building a new manufacturing facility adjacent to its current manufacturing facility in New Jersey. This new facility will contain three 10,000 liter fermentors and will be dedicated to the commercial production of IMC-C225. The 80,000 square foot facility will cost approximately $45 million and is being built on land purchased in December 1999. The Company has incurred approximately $13,241,000 in engineering, pre-construction and construction costs associated with the new manufacturing facility through June 30, 2000. The costs incurred to date associated with the construction of the facility have been paid from the Company's cash reserves.

(5) INVESTMENT IN VALIGEN N.V.

In May 2000, the Company made an equity investment in Valigen N.V. ("Valigen"), a private biotechnology company specializing in therapeutic target identification and validation using the tools of genomics and gene expression analysis. The Company purchased 705,882 shares of Valigen's series A preferred stock for an aggregate purchase price of $7,500,000 which represents ownership in Valigen of approximately 6%. In connection with this investment, the Company received a warrant to purchase 388,235 shares of Valigen's common stock at a per share purchase price of $12.50. The Valigen preferred stock contains voting rights identical to holders of Valigen's common stock. Each share of Valigen preferred stock is convertible into one share of Valigen common stock. The Company may elect to convert the Valigen preferred stock at any time; provided, that the Valigen preferred stock will automatically convert into Valigen common stock upon the closing of an initial public offering of Valigen's common stock with gross proceeds not less than $20,000,000. The Company recorded its investment in Valigen using the cost method of accounting and is classified as a long-term asset included in other assets in the consolidated balance sheet.

(6) LONG-TERM DEBT

Long-term debt consists of the following:


                                                                          JUNE 30,               JUNE 30,
                                                                            2000                   1999
                                                                    ---------------------   --------------------
5 1/2% Convertible Subordinated Notes due March 1, 2005..........          $ 240,000,000    $         -

11 1/4% Industrial Development Revenue Bond due May 1, 2004......              2,200,000              2,200,000
                                                                    ---------------------   --------------------
                                                                           $ 242,200,000            $ 2,200,000
                                                                    =====================   ====================

In February 2000, the Company completed a private placement of $240,000,000 in convertible subordinated notes due March 1, 2005. The Company received net proceeds from this offering of approximately $231,600,000, after deducting costs associated with the offering. The notes bear interest at an annual rate of 5 1/2% payable semi-annually on September 1 and March 1 of each year, beginning September 1, 2000. Accrued interest on the notes was approximately $4,400,000 at June 30, 2000. The holders may convert all or a portion of the notes into common stock at any time on or before March 1, 2005 at a conversion price of $110.18 per share, subject to adjustment if certain events affecting the common stock of the Company occur. The notes will be subordinated to all existing and future senior indebtedness. The Company may redeem some or all of the notes at any time prior to March 6, 2003, at a redemption price equal to $1,000 per $1,000 aggregate principal amount of notes plus accrued and unpaid interest to the redemption date if (1) the closing price of the common stock has exceeded 150% of the conversion price for at least 20 trading days in any consecutive 30-trading day period and (2) if the redemption would occur before March 1, 2002, the shelf registration statement covering resales of the notes and the common stock is effective and expected to remain effective and available for use for the 30 days following the redemption date. If the notes are redeemed under these circumstances, the Company will make an additional payment of $152.54 per $1,000 aggregate principal amount of notes, minus the amount of any interest actually paid on the note prior to the date the notice was mailed. On or after March 6, 2003, the Company may redeem some or all of the notes at specified redemption prices, plus accrued and unpaid interest to the day preceding the redemption date. The Company is required to file and obtain the effectiveness of a shelf registration statement covering resales of the notes and the common stock.

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

(7) COMMON STOCK

On May 31, 2000, the date of the annual shareholders meeting, the stockholders approved the amendment of the Company's certificate of incorporation to increase the total number of shares of common stock the Company is authorized to issue from 60,000,000 shares to 120,000,000 shares.

(8) STOCK OPTIONS

On May 31, 2000, the date of the annual shareholders meeting, the stockholders approved an amendment to the Company's 1996 Incentive Stock Option Plan and 1996 Non-Qualified Stock Option Plan (the "Plans") to increase the total number of shares of common stock which may be issued in the aggregate pursuant to options which may be granted under the Plans from 4,000,000 to 5,500,000.

At this meeting, the stockholders also approved the amendments to a total of 1,600,000 options held by the Company's President and Chief Executive Officer and Executive Vice President and Chief Operating Officer. The options were amended to provide that each tranche vests immediately upon achievement of the relevent stock target price associated with such tranche without regard to the passage of time which was a requirement in the original options. The options became fully vested and exercisable upon the approval of the amendments.

(9) NET LOSS PER COMMON SHARE

Basic and diluted loss per common share are computed based on the net loss for the relevant period, adjusted for cumulative Series A Convertible Preferred Stock dividends and the assumed incremental yield attributable to the beneficial conversion feature in the preferred stock, divided by the weighted average number of common shares outstanding during the period. Potentially dilutive securities, including convertible preferred stock, convertible debt, options and warrants, have not been included in the diluted loss per common share computation because they are anti-dilutive.

(10) COMPREHENSIVE INCOME (LOSS)

The following table reconciles net loss to comprehensive loss:



                                                             THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                                  JUNE 30,                                   JUNE 30,
                                                   -------------------------------------  ---------------------------------------
                                                          2000                1999               2000                 1999
                                                   ------------------  -----------------  -------------------  ------------------
Net loss....................................           $(13,849,000)       $(8,131,000)      $(25,906,000)        $(16,209,000)

Other comprehensive income (loss):
   Unrealized holding gain (loss)
        arising during the period...........                (89,000)            56,000            561,000               69,000
   Less: Reclassification adjustment
        for net realized gain (loss)
        included in net loss................                 18,000                  -             16,000             (832,000)
                                                   ------------------  ------------------ -------------------  ------------------
   Total other comprehensive income
        (loss)..............................               (107,000)            56,000            545,000              901,000
                                                   ------------------  ------------------ -------------------  ------------------
Total comprehensive loss....................           $(13,956,000)       $(8,075,000)      $(25,361,000)        $(15,308,000)
                                                   ==================  ================== ===================  ==================

(11) COLLABORATIVE AGREEMENTS

The Company has a development and license agreement with Merck KGaA with respect to IMC-C225, its lead interventional therapeutic product for the treatment of cancer. In exchange for certain marketing and development rights, the Company can receive up to $60,000,000 in milestone payments ($30,000,000 of which are equity-based) assuming the achievement of certain milestones and a $30,000,000 secured line of credit or guaranty relating to the build-out of a manufacturing facility for the commercial production of IMC-C225. This agreement may be terminated by Merck KGaA in various instances, including (i) at its discretion on any date on which a milestone is achieved (in which case no milestone payment will be made), (ii) for a one-year period after first commercial sale of IMC-C225 in Merck KGaA's territory, upon Merck KGaA's reasonable determination that the product is economically unfeasible (in which case Merck KGaA is entitled to receive back 50% of the cash-based milestone payments then paid to date, but only out of revenues received, if any, based upon a royalty rate applied to the gross profit from IMC-C225 sales or IMC-C225 license fees in the United States and Canada), or (iii) in the event the Company does not obtain certain collateral license agreements in which case Merck KGaA also is entitled to a return of all cash amounts with respect to milestone payments to date, plus liquidated damages of $500,000. In April 1999, the parties agreed on the production concept for the manufacturing facility and are negotiating securing Merck KGaA's guaranty of the Company's obligations under a proposed $30,000,000 credit facility relating to the construction of the manufacturing facility. In the event of termination of the agreement, the Company will be required to use its best reasonable efforts to cause the release of Merck KGaA as guarantor. As of June 30, 2000, the Company has received $26,000,000 in milestone payments. These payments have been recorded as fees potentially refundable to corporate partner and revenue recognition of such amounts will commence upon the Company obtaining the defined collateral license agreements.

(12) REVENUE RECOGNITION

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements, including the recognition of non-refundable fees received upon entering into arrangements. The Company is in the process of evaluating this SAB and the effect it will have on its financial statements and current revenue recognition policies. The Company must adopt SAB 101, as amended, in the fourth quarter of 2000 with an effective date of January 1, 2000 and the recognition of a cumulative effect adjustment, if any, calculated as of January 1, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis by our management is provided to identify certain significant factors that affected our financial position and operating results during the periods included in the accompanying financial statements.

                             RESULTS OF OPERATIONS

Six Months Ended June 30, 2000 and 1999

REVENUES.

Revenues for the six months ended June 30, 2000 and 1999 were $366,000 and $883,000, respectively, a decrease of $517,000, or 59%. Revenues for the six months ended June 30, 2000 primarily consisted of $326,000 in royalty revenue from our strategic corporate alliance with Abbott Laboratories ("Abbott") in diagnostics. Revenues for the six months ended June 30, 1999 primarily consisted of (i) $150,000 in research support from our strategic corporate alliance with American Home Products Corporation ("American Home") in infectious disease vaccines, (ii) $533,000 in research and support payments from our strategic corporate alliance with Merck KGaA for our principal cancer vaccine product candidate, BEC2, and (iii) $195,000 in royalty revenue from our strategic corporate alliance with Abbott in diagnostics. The decrease in revenues for the six months ended June 30, 2000 was primarily attributable to the decrease in research and support revenue as a result of the completion of all research and support payments due from our strategic corporate alliance with American Home in infectious disease vaccines and our strategic corporate alliance with Merck KGaA for BEC2. The decrease was partially offset by increased royalty revenue from our strategic corporate alliance with Abbott in diagnostics.

OPERATING EXPENSES: RESEARCH AND DEVELOPMENT.

Total operating expenses for the six months ended June 30, 2000 and 1999 were $30,752,000 and $17,182,000, respectively, an increase of $13,570,000, or 79%.
Research and development expenses for the six months ended June 30, 2000 and 1999 were $23,844,000 and $13,505,000, respectively, an increase of $10,339,000 or 77%. Such amounts for the six months ended June 30, 2000 and 1999 represented 78% and 79%, respectively, of total operating expenses. Research and development expenses for the six months ended June 30, 2000 and 1999 have been reduced by $1,514,000 and $583,000, respectively, for clinical trial costs that are reimbursable by Merck KGaA. The increase in research and development expenses for the six months ended June 30, 2000 was primarily attributable to
(i) the costs associated with two pivotal Phase III clinical trials of IMC-C225 in treating head and neck cancer, one in combination with radiation and one in combination with cisplatin, (ii) the costs associated with two additional Phase II clinical trials of IMC-C225, one in refractory head and neck cancer in combination with cisplatin and one in refractory colorectal cancer in combination with irinotecan, (iii) expenditures in the functional areas of product development, manufacturing, clinical and regulatory affairs associated with IMC-C225, and (iv) non-cash expenses recognized in connection with the issuance of options granted to scientific consultants. We expect research and development costs to increase in future periods as we continue to expand our efforts in product development and clinical trials.

OPERATING EXPENSES: MARKETING, GENERAL AND ADMINISTRATIVE.

Marketing, general and administrative expenses include administrative personnel costs, costs to develop internal marketing and sales capabilities, costs to pursue arrangements with stategic corporate partners and technology licensors, and expenses associated with applying for patent protection for our technology and products. Such expenses for the six months ended June 30, 2000 and 1999 were $6,908,000 and $3,677,000, respectively, an increase of $3,231,000, or 88%. The increase in marketing, general and administrative expenses primarily reflected
(i) costs associated with our marketing efforts, (ii) additional support staffing for our expanding research, development, clinical and manufacturing efforts, particularly with respect to IMC-C225 and (iii) expenses associated with the pursuit of strategic corporate alliances and other corporate development efforts. We expect marketing, general and administrative expenses to increase in future periods to support our planned increases in research, development, clinical and manufacturing efforts.

INTEREST AND OTHER INCOME AND INTEREST EXPENSE.

Interest income was $9,352,000 for the six months ended June 30, 2000 compared with $1,168,000 for the six months ended June 30, 1999, an increase of $8,184,000 or 700%. The increase was primarily attributable to the increase in our investment portfolio as a result of the November 1999 public stock offering and the February 2000 private placement of 5 1/2% convertible subordinated notes. Interest expense was $4,888,000 and $246,000 for the six months ended June 30, 2000 and 1999, respectively, an increase of $4,642,000. Interest expense for both periods primarily included (i) interest on an outstanding Industrial Development Revenue Bond issued in 1990 ("the 1990 IDA Bond") with a principal amount of $2,200,000 and (ii) interest recorded on various capital lease obligations under a December 1996 Financing Agreement (the "1996
Financing Agreement") and an April 1998 Financing Agreement (the "1998
Financing Agreement") with Finova. Interest expense for the six months ended June 30, 2000 was offset by capitalized interest costs during the construction period of the Company's new manufacturing facility in the amount of $307,000. The increase in interest expense is attributable to interest associated with the outstanding convertible subordinated notes. Gains on securities available for sale for the six months ended June 30, 2000 were $16,000 and losses on securities available for sale for the six months ended June 30, 1999 were $832,000. The loss for the six months ended June 30, 1999 was primarily attributable to the $828,000 write-down of our investment in CombiChem Inc. as a result of an other than temporary impairment.

NET LOSSES.

We had a net loss to common stockholders of $27,311,000 or $0.89 per share for the six months ended June 30, 2000 compared with $18,071,000 or $0.73 per share for the six months ended June 30, 1999. The increase in the net losses and per share net loss to common stockholders was due primarily to the factors noted above.

Three Months Ended June 30, 2000 and 1999

REVENUES.

Revenues for the three months ended June 30, 2000 and 1999 were $160,000 and $254,000, respectively, a decrease of $94,000, or 37%. Revenues for the three months ended June 30, 2000 consisted of $160,000 in royalty revenue from our strategic corporate alliance with Abbott in diagnostics. Revenues for the three months ended June 30, 1999 consisted of (i) $75,000 in research support from our strategic corporate alliance with American Home in infectious disease vaccines, (ii) $108,000 in research and support payments from our strategic corporate alliance with Merck KGaA for our principal cancer vaccine product candidate, BEC2, and (iii) $71,000 in royalty revenue from our strategic corporate alliance with Abbott in diagnostics. The decrease in revenues for the three months ended June 30, 2000 was primarily attributable to the decrease in research and support revenue as a result of the completion of all research and support payments due from our strategic corporate alliance with American Home in infectious disease vaccines and our strategic corporate alliance with Merck KGaA for BEC2. The decrease was partially offset by increased royalty revenue from our strategic corporate alliance with Abbott in diagnostics.

OPERATING EXPENSES: RESEARCH AND DEVELOPMENT.

Total operating expenses for the three months ended June 30, 2000 and 1999 were $16,525,000 and $8,826,000, respectively, an increase of $7,699,000, or 87%.
Research and development expenses for the three months ended June 30, 2000 and 1999 were $12,743,000 and $7,151,000, respectively, an increase of $5,592,000 or 78%. Such amounts for the three months ended June 30, 2000 and 1999 represented 77% and 81%, respectively, of total operating expenses. Research and development expenses for the three months ended June 30, 2000 and 1999 have been reduced by $690,000 and $67,000, respectively, for clinical trial costs that are reimbursable by Merck KGaA. The increase in research and development expenses for the three months ended June 30, 2000 was primarily attributable to
(i) the costs associated with two pivotal Phase III clinical trials of IMC-C225 in treating head and neck cancer, one in combination with radiation and one in combination with cisplatin, (ii) the costs associated with two additional Phase II clinical trials of IMC-C225, one in refractory head and neck cancer in combination with cisplatin and one in refractory colorectal cancer in combination with irinotecan, (iii) expenditures in the functional areas of product development, manufacturing, clinical and regulatory affairs associated with IMC-C225, and (iv) non-cash expenses recognized in connection with the issuance of options granted to scientific consultants. We expect research and development costs to increase in future periods as we continue to expand our efforts in product development and clinical trials.

OPERATING EXPENSES: MARKETING, GENERAL AND ADMINISTRATIVE.

Marketing, general and administrative expenses include administrative personnel costs, costs to develop internal marketing and sales capabilities, costs incurred in connection with pursuing arrangements with corporate partners and technology licensors, and expenses associated with applying for patent protection for our technology and products. Such expenses for the three months ended June 30, 2000 and 1999 were $3,782,000 and $1,675,000, respectively, an increase of 2,107,000, or 126%. The increase in marketing, general and administrative expenses primarily reflected (i) costs associated with our marketing efforts, (ii) additional support staffing for our expanding research, development, clinical and manufacturing efforts, particularly with respect to IMC-C225 and (iii) expenses associated with the pursuit of strategic corporate alliances and other corporate development efforts. We expect marketing, general and administrative expenses to increase in future periods to support our planned increases in research, development, clinical and manufacturing efforts.

INTEREST AND OTHER INCOME AND INTEREST EXPENSE.

Interest income was $6,165,000 for the three months ended June 30, 2000 compared with $564,000 for the three months ended June 30, 1999, an increase of $5,601,000 or 993%. The increase was primarily attributable to the increase in our investment portfolio as a result of the November 1999 public stock offering and the February 2000 private placement of 5 1/2% convertible subordinated notes. Interest expense was $3,667,000 and $123,000 for the three months ended June 30, 2000 and 1999, respectively, an increase of $3,544,000. Interest expense for both periods primarily included (i) interest on the outstanding 1990 IDA Bond with a principal amount of $2,200,000 and (ii) interest recorded on various capital lease obligations under the 1996 Financing Agreement and the 1998 Financing Agreement with Finova. Interest expense for the three months ended June 30, 2000 was offset by capitalizing interest costs during the construction period of the Company's new manufacturing facility in the amount of $153,000. The increase in interest expense is attributable to interest associated with the outstanding convertible subordinated notes.

NET LOSSES.

We had a net loss to common stockholders of $14,552,000 or $0.46 per share for the three months ended June 30, 2000 compared with $9,065,000 or $0.36 per share for the three months ended June 30, 1999. The increase in the net losses and per share net loss to common stockholders was due primarily to the factors noted above.

                        LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2000, our principal sources of liquidity consisted of cash and cash equivalents and short-term securities available for sale of approximately $327.8 million. From inception through June 30, 2000 we have financed our operations through the following means:

      - Public and private sales of equity securities and convertible notes in financing transactions have raised approximately $489.5 million in net proceeds

      - We have earned approximately $35.4 million from license fees, contract research and development fees and royalties from collaborative partners. Additionally, we have received $26.0 million in potentially refundable fees from our IMC-C225 development and license agreement with Merck KGaA. The amounts from Merck KGaA with respect to IMC-C225 have yet to be recognized as revenue because they are refundable under certain circumstances

      -  We have earned approximately $20.7 million in interest income

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

      The 1990 IDA Bond in the outstanding principal amount of $2,200,000 becomes due in 2004. We will incur annual interest on the 1990 IDA Bond aggregating approximately $250,000. In order to secure our obligations to the New York Industrial Development Agency ("NYIDA") under the 1990 IDA Bond, we have granted the NYIDA a security interest in facility equipment purchased with the bond proceeds.

       In February 2000, we completed a private placement of $240,000,000 in convertible subordinated notes due March 1, 2005. We received net proceeds of approximately $231,600,000, after deducting expenses associated with the offering. The notes bear interest at 5 1/2% payable semi-annually on September 1 and March 1 of each year, beginning September 1, 2000. Accrued interest on the notes was approximately $4,400,000 at June 30, 2000. A holder may convert all or a portion of a note into common stock at any time on or before March 1, 2005 at a conversion price of $110.18 per share, subject to adjustment if certain events affecting our common stock occur. We may redeem some or all of the notes prior to March 6, 2003 if specified common stock price thresholds are met. On or after March 6, 2003, we may redeem some or all of the notes at specified redemption prices.

      In December 1999, we entered into a development and manufacturing services agreement with Lonza. Under the agreement, Lonza is engaging in process development and scale-up for the manufacture of IMC-C225. These steps are being taken to assure that its process will produce bulk material that conforms with our reference material. Under our arrangements with Lonza, Lonza will manufacture six 5,000 liter production runs under cGMP conditions of material that may be used for clinical and/or commercial supply. We also have agreed in principle with Lonza to the material terms of a three-year commercial supply agreement for which the definitive agreement is being completed. As of June 30, 2000, we have incurred approximately $259,000 for services provided under this agreement.

      We can not be certain that we will be able to enter into agreements for commercial supply with third party manufacturers on terms acceptable to us. Even if we are able to enter into such agreements, we cannot be certain that we will be able to produce or obtain sufficient quantities for commercial sale of our products. Any delays in producing or obtaining commercial quantities of our products could have a material effect on our business, financial condition and results of operations.

      We have obligations under various capital leases for certain laboratory, office and computer equipment and also certain building improvements primarily under the 1996 Financing Agreement and the 1998 Financing Agreement with
Finova. The 1996 Financing Agreement allowed us to finance the lease of equipment and make certain building and leasehold improvements to existing facilities involving amounts totaling approximately $2,500,000. Each lease has a fair market value purchase option at the expiration of a 42-month term. Pursuant to the 1996 Financing Agreement, we issued to Finova a warrant to purchase 23,220 shares of our common stock at an exercise price of $9.69 per share which was exercised in November 1999. We recorded a non-cash debt discount of approximately $125,000 in connection with this financing, which discount is being amortized over the 42-month term of the first lease. The 1996 Financing Agreement with Finova expired in December 1997 and we utilized only $1,745,000 of the full $2,500,000 under the agreement. In April 1998, we entered into the 1998 Financing Agreement with Finova totaling approximately $2,000,000. The terms of the 1998 Financing Agreement are substantially similar to the expired 1996 Financing Agreement except that each lease has a 48-month term. We have entered into twelve individual leases under both the 1996 Financing Agreement and the 1998 Financing Agreement aggregating a total cost of $3,695,000. The 1998 Financing Agreement expired in May 1999. In January and February 2000, we entered into financing arrangements with Finova and Transamerica under which we may obtain at our option up to an aggregate of $25,000,000 for our utilization primarily in connection with the build-out of our new commercial manufacturing facility. The funds may be obtained through multiple leases for not less than specified minimum amounts. Each lease contains a balloon purchase option at the end of a 48-month term. We paid $100,000 in application fees associated with these agreements which may be applied against future principal and interest payments.

      We rent our New York facility under an operating lease that expires in December 2004. We have substantially completed renovations of the facility to better suit our needs at a cost of approximately $2,500,000.

      Under our agreement with Merck KGaA for IMC-C225, we developed, in consultation with Merck KGaA, a production concept for a new manufacturing facility for the commercial production of IMC-C225. Merck KGaA is to provide us, if we so choose, subject to certain conditions, with a guaranty under a $30 million credit facility for the build-out of this facility. We are currently erecting this facility adjacent to our current manufacturing facility in New Jersey, which supplies IMC-C225 to support our clinical trials. We broke ground on the facility in January 2000 and estimate that the total cost will be approximately $45 million. We are negotiating the terms of the loan agreement and guaranty. We expect to fund the remaining cost of this facility through a combination of cash on hand, proceeds from our February 2000 private placement of convertible notes and equipment financing transactions.

      Total capital expenditures made during the six months ended June 30, 2000 were $11,194,000 of which (i) $1,002,000 related to the purchase of equipment for and costs associated with the retrofit of our corporate office and research laboratories in New York and other capital expenditures relating to the New York facility; (ii) $9,923,000 related to engineering, pre-construction and construction costs of the commercial manufacturing facility being erected adjacent to our current manufacturing facility in New Jersey and (iii) the remaining $269,000 related to improving and equipping our existing manufacturing facility.

      To prepare for the marketing and sale of IMC-C225 in the U.S. and Canada we hired a Vice President of Marketing and Sales in 1998 and have recently hired directors of marketing, field sales and sales operations, each with experience in the commercial launch of a monoclonal antibody cancer therapeutic. We expect to hire regional sales managers and approximately 40 sales representatives prior to the commencement of IMC-C225 sales.

      The holders of the series A preferred stock are entitled to receive cumulative dividends at an annual rate of $6.00 per share. Dividends accrue as of the issuance date of the series A preferred stock and are payable on the outstanding series A preferred stock in cash on December 31 of each year beginning December 31, 1999 or at the time of conversion or redemption of the series A preferred stock on which the dividend is to be paid, whichever is sooner. Accrued dividends were approximately $895,000 at June 30, 2000.

      We believe that our existing cash and cash equivalents and securities available for sale and amounts expected to be available under our credit facilities should enable us to maintain our current and planned operations through at least 2002. We are also entitled to reimbursement for certain research and development expenditures and to certain milestone payments, including $4 million in cash-based milestone payments and $30 million in equity-based milestone payments from our IMC-C225 development and license agreement with Merck KGaA, which are to be paid subject to our attaining research and development milestones and certain other conditions. There can be no assurance that we will achieve the unachieved milestones. Additionally, the termination of the agreement due to our failure to obtain the necessary collateral license agreements would require us to return all milestone payments made to date, plus $500,000 in liquidated damages. Our future working capital and capital requirements will depend upon numerous factors, including, but not limited to:

     - progress and results of our research and development programs, pre-clinical testing and clinical trials

     -   our corporate partners' fulfilling their obligations to us

     -   timing and cost of seeking and obtaining regulatory approvals

     - timing and cost of manufacturing scale-up and effective commercialization activities and arrangements, including costs of establishing manufacturing capacity in our facility and those of others

     - level of resources that we devote to the development of marketing and sales capabilities

     -   costs involved in filing, prosecuting and enforcing patent claims

     -   technological advances

     -   status of competitive products and candidates

     - our ability to maintain existing and establish new collaborative arrangements with other companies to provide funding to support these activities

      In order to fund our capital needs after 2002, we will require significant levels of additional capital which we intend to raise through additional arrangements with corporate partners, equity or debt financings, or from other sources including the proceeds of product sales, if any. There is no assurance that we will be successful in consummating any such arrangements. If adequate funds are not available, we may be required to significantly curtail our planned operations.

      At December 31, 1999, we had net operating loss carryforwards for United States federal income tax purposes of approximately $151 million, which expire at various dates from 2000 through 2019. At December 31, 1999 we had research credit carryforwards of approximately $7.7 million, which expire at various dates from 2009 through 2019. Under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation's ability to use net operating loss and research credit carryforwards may be limited if the corporation experiences a change in ownership of more than 50 percentage points within a three-year period. Since 1986, we have experienced at least two such ownership changes. As a result, we are only permitted to use in any one year approximately $5.2 million of our available net operating loss carryforwards that relate to periods before these ownership changes. Similarly, we are limited in using our research credit carryforwards. We are in the process of determining whether the November 1999 public stock offering and the February 2000 private placement of convertible subordinated notes will be viewed as additional ownership changes that would further limit the use of our net operating losses and research credit carryforwards.

RECENTLY ISSUED ACCOUNTING STANDARDS

      In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements, including the recognition of non-refundable fees received upon entering into arrangements. We are in the process of evaluating this SAB and the effect it will have on our financial statements and current revenue recognition policies. We must adopt SAB 101, as amended, in the fourth quarter of 2000 with an effective date of January 1, 2000 and the recognition of a cumulative effect adjustment, if any, calculated as of January 1, 2000.

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Financial Instruments and Hedging Activities. This Statement standardizes the accounting for derivative instruments including certain derivative instruments embedded in other contracts. The effective date of SFAS No. 133 was delayed to fiscal year 2001 by the issuance of SFAS No.
137. SFAS No. 137 is an amendment to SFAS No. 133. We will adopt this statement as of January 1, 2001. We have not determined the impact this statement will have on our financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our holdings of financial instruments comprise a mix of securities which may include U.S. corporate debt, foreign corporate debt, U.S. government debt, foreign government/agency guaranteed debt and commercial paper. All such instruments are classified as securities available for sale. Generally, we do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in investment grade fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We invest in securities that have a range of maturity dates. Typically, those with a short-term maturity are fixed-rate, highly liquid, debt instruments and those with longer-term maturities are highly liquid debt instruments with periodic interest rate adjustments. We also have certain foreign exchange currency risk. See footnote 3 of the financial statements. The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of June 30, 2000:

                                                                                  2005 AND
                   2000          2001        2002        2003      2004          THEREAFTER          TOTAL         FAIR VALUE
              -------------------------------------------------------------------------------------------------------------------
Fixed Rate        $5,980,000   $11,892,000  $1,444,000    -       $40,087,000      $131,817,000    $191,220,000     $191,722,000
Average
Interest Rate          5.10%         6.55%       8.00%    -             6.60%             6.64%           6.50%         -
Variable Rate        -             -           -          -    $16,738,000(1)   $108,811,000(1)    $125,549,000     $125,613,000
Average
Interest Rate        -             -           -          -             6.35%             6.82%           6.76%         -
              -------------------------------------------------------------------------------------------------------------------
                 $5,980,000    $11,892,000  $1,444,000    -       $56,825,000      $240,628,000    $316,769,000     $317,335,000
              ===================================================================================================================

(1) These holdings consist of U.S. corporate and foreign corporate floating rate notes. Interest on the securities are adjusted at fixed dates using prevailing interest rates. These holdings are highly liquid and we consider the potential for loss of principal to be minimal.

      Our 5 1/2% convertible subordinated notes in the principal amount of $240,000,000 due March 1, 2005 and other long-term debt have fixed interest rates. The subordinated notes are convertible into the Company's common stock at a conversion price of $110.18 per share. The fair value of fixed interest rate instruments are affected by changes in interest rates and in the case of the convertible notes by changes in the price of the Company's common stock.

PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) An annual meeting of stockholders was held on May 31, 2000 (the "Annual Meeting").

      (b) The directors elected at the Annual Meeting were Richard Barth, Vincent T. DeVita, Jr., Robert F. Goldhammer, David M. Kies, Paul B. Kopperl, Arnold Levine, John Mendelsohn, William R. Miller, Harlan W. Waksal and Samuel
D. Waksal. Such persons are all of the directors of the Company whose term of office as a director continued after the Annual Meeting.

      (c) The matters voted upon at the Annual Meeting and the results of the voting are set forth below. Broker non-votes were not applicable.

      (i)         Election of directors

  NAME                        IN FAVOR       WITHHELD
  ----                        --------       --------
  Richard Barth              26,803,815         93,654
  Arnold Levine              26,798,835         98,634
  Vincent T. DeVita, Jr.     26,763,723        133,746
  Robert F. Goldhammer       26,762,643        134,826
  David M. Kies              26,805,135         93,334
  Paul B. Kopperl            26,804,100         93,369
  John Mendelsohn            26,804,765         92,704
  William R. Miller          26,804,115         93,354
  Harlan W. Waksal           26,339,136        558,333
  Samuel D. Waksal           25,711,026      1,186,443

      (ii) The stockholders approved amendments to the Company's 1996 Incentive Stock Option Plan and 1996 Non-Qualified Stock Option Plan (the "Plans") to increase the total number of shares of common stock which may be issued in the aggregate pursuant to options which may be granted under the Plans from 4,000,000 to 5,500,000. The stockholders voted 18,786,001 shares in favor and 8,056,062 shares against. 55,406 shares abstained from voting.

      (iii) The stockholders approved a proposal to amend the Company's certificate of incorporation to increase the total number of shares of common stock the Company is authorized to issue from 60,000,000 shares to 120,000,000 shares. The stockholders voted 26,119,685 shares in favor and 717,559 shares against. 60,225 shares abstained from voting.

      (iv) The stockholders approved amendments to options held by the Company's President and Chief Executive Officer and Executive Vice President and Chief Operating Officer. The stockholders voted 19,603,979 shares in favor and 7,173,670 shares against. 119,820 shares abstained from voting.

      (v) The stockholders ratified the appointment by the Board of Directors of KPMG LLP as the Company's independent certified public accountants for the fiscal year ending December 31, 2000. The stockholders voted 26,880,617 shares in favor and 19,912 shares against. 56,940 shares abstained from voting.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits (numbered in accordance with Item 601 of Regulation S-K)

            Exhibit No.       Description
            -----------       -----------
            3.1A              Amendment dated June 12, 2000 to the Company's
                              certificate of incorporation, as amended.

            27.1              Financial Data Schedule

            99.7              1996 Non-Qualified Stock Option Plan, as amended.

            99.8              1996 Incentive Stock Option Plan, as amended.

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

                                         IMCLONE SYSTEMS INCORPORATED
                                         (Registrant)

Date: August 11, 2000              By    /s/ Samuel D. Waksal
                                         ---------------------------------------
                                         Samuel D. Waksal
                                         President and Chief Executive Officer



Date: August 11, 2000              By    /s/ Paul A. Goldstein
                                         ---------------------------------------
                                         Paul A. Goldstein
                                         Assistant Vice President, Finance and
                                         Controller