Form 10-Q
period 2000-09-30
IMCLONE SYSTEMS INC/DE
filed 2000-11-14
CIK 765258

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                  FORM 10-Q


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended     September 30, 2000
                                                    ----------------------

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from                 to
                                                    ---------------   ---------
Commission file number  0-19612
                       --------


                          IMCLONE SYSTEMS INCORPORATED
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                      DELAWARE                                                                   04-2834797
-------------------------------------------------------------                      --------------------------------------
(State or other jurisdiction of incorporation or organization)                     (IRS Employer Identification No.)


             180 VARICK STREET, NEW YORK, NY                                                   10014
-------------------------------------------------------------                      ---------------------------------------
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


                                 Yes  X      No
                                     ---       ---


Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                       Class                                 Outstanding as of November 10, 2000
        ------------------------------------                 ------------------------------------
           Common Stock, par value $.001                             65,229,634 Shares

                         IMCLONE SYSTEMS INCORPORATED


                                    INDEX


                                                                                                      Page No.
                                                                                                      --------
PART I - FINANCIAL INFORMATION

      Item 1.      Financial Statements

                   Consolidated Balance Sheets - September 30, 2000
                   (unaudited) and December 31, 1999                                                     1

                   Unaudited Consolidated Statements of Operations - Three and
                   nine months ended September 30, 2000 and 1999                                         2

                   Unaudited Consolidated Statements of Cash Flows - Nine
                   months ended September 30, 2000 and 1999                                              3

                   Notes to Consolidated Financial Statements                                            4



      Item 2.      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                                         8

      Item 3.      Quantitative and Qualitative Disclosures About
                   Market Risk                                                                          14


PART II - OTHER INFORMATION


      Item 2.      Changes in Securities and Use of Proceeds                                            15

      Item 6.      Exhibits and Reports on Form 8-K                                                     15


Part 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                          IMCLONE SYSTEMS INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except per share and share data)

                                                                                      SEPTEMBER 30,         DECEMBER 31,
                               ASSETS                                                     2000                 1999
                                                                                    -----------------    -----------------
                                                                                       (unaudited)
Current assets:
     Cash and cash equivalents.......................................               $          4,541     $         12,016
     Securities available for sale...................................                        307,928              107,352
     Prepaid expenses................................................                          3,471                  158
     Other current assets............................................                          7,249                7,599
                                                                                    -----------------    -----------------
                            Total current assets.....................                        323,189              127,125
                                                                                    -----------------    -----------------
Property and equipment:
     Land............................................................                          2,111                1,087
     Building and building improvements..............................                         10,928               10,810
     Leasehold improvements..........................................                          7,328                4,891
     Machinery and equipment.........................................                          9,592                9,049
     Furniture and fixtures..........................................                          1,327                  898
     Construction in progress........................................                         23,241                5,209
                                                                                    -----------------    -----------------
                            Total cost...............................                         54,527               31,944

       Less accumulated depreciation and amortization................                        (16,504)             (14,729)
                                                                                    -----------------    -----------------
                            Property and equipment, net..............                         38,023               17,215
                                                                                    -----------------    -----------------

Patent costs, net ...................................................                          1,011                1,013
Deferred financing costs, net........................................                          7,545                   37
Other assets.........................................................                          7,797                  304
                                                                                    -----------------    -----------------
                                                                                    $        377,565     $        145,694
                                                                                    =================    =================
                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable.................................................               $          5,894     $          3,987
    Accrued expenses ................................................                          5,922                5,123
    Interest payable.................................................                          1,205                   45
    Fees potentially refundable to corporate partner.................                         26,000               20,000
    Current portion of long-term liabilities ........................                            716                  906
    Preferred stock dividends payable................................                          1,348                    -
                                                                                    -----------------    -----------------
                            Total current liabilities................                         41,085               30,061
                                                                                    -----------------    -----------------

Long-term debt ......................................................                        242,200                2,200
Other long-term liabilities, less current portion ...................                            620                1,135
                                                                                    -----------------    -----------------
                            Total liabilities........................                        283,905               33,396
                                                                                    -----------------    -----------------

Commitments and contingencies

Stockholders' equity :
    Preferred stock, $1.00 par value; authorized 4,000,000 shares;
         issued and outstanding Series A Convertible: 300,000
         at September 30, 2000 and December 31, 1999  (preference in
         liquidation $31,348 and $30,000, respectively)..............                            300                  300
    Common stock, $.001 par value; authorized 120,000,000 shares;
         issued 64,944,045 and 29,703,090 at September 30, 2000 and
         December 31, 1999, respectively; outstanding 64,893,228, and
         29,652,273 at September 30, 2000 and December 31, 1999,
         respectively (See Note 1)...................................                             65                   30
    Additional paid-in capital.......................................                        303,960              286,038
    Accumulated deficit..............................................                       (212,307)            (173,457)
    Treasury stock, at cost; 50,817 shares at September 30, 2000
         and December 31, 1999.......................................                           (492)                (492)
    Note receivable - officer and stockholder........................                              -                 (142)
    Accumulated other comprehensive income:
         Unrealized gain on securities available for sale............                          2,134                   21
                                                                                    -----------------    -----------------
                            Total stockholders' equity...............                         93,660              112,298
                                                                                    -----------------    -----------------
                                                                                    $        377,565     $        145,694
                                                                                    =================    =================




         See accompanying notes to consolidated financial statements.

                         IMCLONE SYSTEMS INCORPORATED

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share data)
                                 (unaudited)

                                                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,                SEPTEMBER 30,
                                                                       --------------------------   ---------------------------
                                                                           2000           1999          2000          1999
                                                                       ------------   -----------   ------------  -------------
Revenues:
     License fees and milestone revenues .....................         $       250    $    -        $       290   $      -
     Research and development funding and royalties...........                 523           138            849          1,021
                                                                       ------------   -----------   ------------  -------------
                   Total revenues.............................                 773           138          1,139          1,021
                                                                       ------------   -----------   ------------  -------------

Operating expenses:
     Research and development  ...............................              12,557         8,626         36,401         22,131
     Marketing, general and administrative ...................               3,487         2,107         10,395          5,784
                                                                       ------------   -----------   ------------  -------------
                  Total operating expenses ...................              16,044        10,733         46,796         27,915
                                                                       ------------   -----------   ------------  -------------

Operating loss ...............................................             (15,271)      (10,595)       (45,657)       (26,894)
                                                                       ------------   -----------   ------------  -------------
Other:
     Interest income..........................................              (6,002)         (589)       (15,354)        (1,757)
     Interest expense.........................................               3,729           129          8,617            375
     Loss (gain) on securities available for sale.............                 (54)           21            (70)           853
                                                                       ------------   -----------   ------------  -------------
                 Net interest and other income................              (2,327)         (439)        (6,807)          (529)
                                                                       ------------   -----------   ------------  -------------

Net loss......................................................             (12,944)      (10,156)       (38,850)       (26,365)

Preferred dividends (including assumed incremental yield
     attributible to beneficial conversion feature of $259
     and $333 for the three months ended September 30, 2000
     and 1999, respectively and $769 and $1,005 for the nine
     months ended September 30, 2000 and 1999, respectively)..                 712           938          2,117          2,800
                                                                       ------------   -----------   ------------  -------------


Net loss to common stockholders...............................         $   (13,656)   $  (11,094)   $   (40,967)  $    (29,165)
                                                                       ============   ===========   ============  =============
Basic and diluted net loss per common share...................         $     (0.21)   $    (0.22)   $     (0.66)  $      (0.58)
                                                                       ============   ===========   ============  =============

Weighted average shares outstanding...........................              64,331        50,797         62,298         49,894
                                                                       ============   ===========   ============  =============


         See accompanying notes to consolidated financial statements

                          IMCLONE SYSTEMS INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                                       NINE MONTHS ENDED
                                                                                                         SEPTEMBER 30,
                                                                                                   ---------------------------
                                                                                                       2000           1999
                                                                                                   ------------   ------------
Cash flows from operating activities:
   Net loss ..........................................................................             $   (38,850)   $   (26,365)
   Adjustments to reconcile net loss to net
          cash used in operating activities:
      Depreciation and amortization ..................................................                   1,865          1,367
      Amortization of deferred financing costs........................................                   1,004              7
      Expense associated with issuance
          of options and warrants.....................................................                   3,593          1,979
      Loss (gain) on securities available for sale ...................................                     (70)           853
      Changes in:
         Prepaid expenses ............................................................                  (3,314)           231
         Other current assets ........................................................                     350           (332)
         Other assets ................................................................                       8           (130)
         Interest payable ............................................................                   1,160             61
         Accounts payable ............................................................                   1,907            839
         Accrued expenses ............................................................                     799         (2,152)
         Deferred revenue.............................................................                       -            (75)
         Fees potentially refundable to corporate partner.............................                   6,000         10,000
                                                                                                   ------------   ------------
                        Net cash used in operating activities ........................                 (25,548)       (13,717)
                                                                                                   ------------   ------------

Cash flows from investing activities:
      Acquisitions of property and equipment .........................................                 (22,583)        (4,096)
      Purchases of securities available for sale......................................                (340,755)       (19,378)
      Sales and maturities of securities available for sale ..........................                 142,362         29,117
      Investment in Valigen N.V.......................................................                  (7,500)             -
      Additions to patents ...........................................................                     (88)          (118)
                                                                                                   ------------   ------------
                        Net cash (used in) provided by investing activities ..........                (228,564)         5,525
                                                                                                   ------------   ------------

Cash flows from financing activities:
      Proceeds from exercise of stock options and warrants ...........................                  15,434          5,936
      Proceeds from issuance of common stock under the employee stock purchase plan...                     275            114
      Proceeds from issuance of 5 1/2% convertible subordinated notes.................                 240,000              -
      Deferred financing costs........................................................                  (8,512)             -
      Proceeds from equipment and building improvement financings.....................                       -             94
      Proceeds from repayment of note receivable - officer and stockholder,
           including interest.........................................................                     145             11
      Payments of other liabilities ..................................................                    (705)          (640)
                                                                                                   ------------   ------------

                        Net cash provided by financing activities ....................                 246,637          5,515
                                                                                                   ------------   ------------


Net decrease in cash and cash equivalents ............................................                  (7,475)        (2,677)

Cash and cash equivalents at beginning of period .....................................                  12,016          3,888
                                                                                                     ----------     ----------
Cash and cash equivalents at end of period ...........................................             $     4,541    $     1,211
                                                                                                   ============   ============

         See accompanying notes to consolidated financial statements

                         IMCLONE SYSTEMS INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

(1)  BASIS OF PRESENTATION

The consolidated financial statements of ImClone Systems Incorporated ("ImClone" or the "Company") as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 are unaudited. In the opinion of management, these unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission.

On October 16, 2000, the Company effected a 2-for-1 stock split in the form of a stock dividend. Accordingly, shareholders of record as of September 29, 2000 of the Company's approximately 32.4 million shares of common stock outstanding each received one additional share of common stock for each share of common stock they owned on the record date. Common stock issued and common stock outstanding as of September 30, 2000 in the consolidated balance sheet reflect the distribution of the approximately 32.4 million shares issued in connection with the stock split. Common stock issued and common stock outstanding as of December 31, 1999 have not been restated to reflect the stock split. The stock split was recorded as of September 30, 2000 in the consolidated balance sheet as a transfer of $32,000 from additional paid-in capital to common stock. All references to number of shares, per share amounts, weighted average shares, option and warrant shares and related exercise prices for all periods presented in the accompanying consolidated statements of operations and notes to the consolidated financial statements have been retroactively adjusted to give effect to the stock split.

Results for the interim periods are not necessarily indicative of results for the full years.

(2)  SEGMENT INFORMATION

The Company is a biopharmaceutical company engaged in the research and development of novel cancer treatments. The Company is currently pursuing three research and development programs that it believes show potential for treating certain cancers: growth factor inhibitors, cancer vaccines and angiogenesis inhibitors. A substantial portion of the Company's efforts and resources are devoted to research and development conducted on its own behalf and through collaborations with corporate partners and academic research and clinical institutions. The Company has not derived any commercial revenue from product sales. The Company is managed and operated as one business. The entire business is comprehensively managed by a single management team that reports to the Chief Operating Officer. The Company does not operate separate lines of business or separate business entities with respect to any of its product candidates. Except for contract services (see Note 4) and clinical trials conducted by independent investigators on behalf of the Company, the Company does not conduct any of its operations outside of the United States. Accordingly, the Company does not prepare discrete financial information with respect to separate product areas or by geographic area and does not have separately reportable segments as defined by SFAS No. 131.

(3)  FOREIGN CURRENCY TRANSACTIONS

Gains and losses from foreign currency transactions, such as those resulting from the translation and settlement of receivables and payables denominated in foreign currencies, are included in the consolidated statement of operations. The Company does not currently use derivative financial instruments to manage the risks associated with foreign currency fluctuations. The Company recorded gains on foreign currency transactions of approximately $21,000 for the nine months ended September 30, 2000 and losses on foreign currency transactions of approximately $1,000 for the nine months ended September 30, 1999. The Company recorded gains on foreign currency transactions of approximately $17,000 for the three months ended September 30, 2000 and losses on foreign currency transactions of approximately $6,000 for the three months ended September 30, 1999.

(4)  CONTRACT SERVICES

In December 1999, the Company entered into a development and manufacturing services agreement with Lonza Biologics PLC ("Lonza"). Under the agreement, Lonza is engaging in process development and scale-up for the manufacture of IMC-C225, the Company's lead interventional therapeutic product for the treatment of cancer. These steps are being taken to assure that its process will produce bulk material that conforms with the Company's reference material. As of September 30, 2000, the Company has incurred approximately $448,000 for services provided under this agreement. In September 2000, the Company entered into a three year commercial manufacturing services agreement with Lonza relating to IMC-C225. Under the agreements with Lonza, Lonza will manufacture IMC-C225 at the 5,000 liter scale under cGMP conditions and deliver it to the Company over the next three year period. In September 2000, the Company accrued an up-front fee of $1,800,000 to initiate this agreement and has included this amount as research and development expense in the three and nine months ended September 30, 2000.

The Company is building a new manufacturing facility adjacent to its current manufacturing facility in New Jersey. This new facility will contain three 10,000 liter fermentors and will be dedicated to the commercial production of IMC-C225. The 80,000 square foot facility will cost approximately $48 million and is being built on land purchased in December 1999. The Company has incurred approximately $23,151,000 in engineering, capitalized interest, pre-construction and construction costs associated with the new manufacturing facility through September 30, 2000. The costs incurred to date associated with the construction of the facility have been paid from the Company's cash reserves.

(5)  INVESTMENT IN VALIGEN N.V.

In May 2000, the Company made an equity investment in Valigen N.V. ("Valigen"), a private biotechnology company specializing in therapeutic target identification and validation using the tools of genomics and gene expression analysis. The Company purchased 705,882 shares of Valigen's series A preferred stock and received a five-year warrant to purchase 388,235 shares of Valigen's common stock at a per share purchase price of $12.50 for an aggregate purchase price of $7,500,000 which represents ownership in Valigen of approximately 6%. The Company has assigned a value of $594,000 to the warrant based on the Black-Scholes Price Model. The Valigen preferred stock contains voting rights identical to holders of Valigen's common stock. Each share of Valigen preferred stock is convertible into one share of Valigen common stock. The Company may elect to convert the Valigen preferred stock at any time; provided, that the Valigen preferred stock will automatically convert into Valigen common stock upon the closing of an initial public offering of Valigen's common stock with gross proceeds not less than $20,000,000. The Company recorded its investment in Valigen using the cost method of accounting. The investment is classified as a long-term asset included in Other Assets in the consolidated balance sheet.

(6)  LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                SEPTEMBER 30,                DECEMBER 31,
                                                                                    2000                        1999
                                                                            ----------------------     ---------------------
5 1/2% Convertible Subordinated Notes due March 1, 2005......                       $ 240,000,000        $         -

11 1/4% Industrial Development Revenue Bond due May 1, 2004.                            2,200,000                 2,200,000
                                                                            ----------------------     ---------------------
                                                                                    $ 242,200,000        $        2,200,000
                                                                            ======================     =====================


In February 2000, the Company completed a private placement of $240,000,000 in convertible subordinated notes due March 1, 2005. The Company received net proceeds from this offering of approximately $231,500,000, after deducting costs associated with the offering. The notes bear interest at an annual rate of 5 1/2% payable semi-annually on September 1 and March 1 of each year, beginning September 1, 2000. Accrued interest on the notes was approximately $1,100,000 at September 30, 2000. The holders may convert all or a portion of the notes into common stock at any time on or before March 1, 2005 at a conversion price of $55.09 per share (adjusted for the 2-for-1 stock split - see Note 1), subject to adjustment if certain events affecting the common stock of the Company occur. The notes are subordinated to all existing and future senior indebtedness. The Company may redeem any or all of the notes at any time prior to March 6, 2003, at a redemption price equal to 100% of the principal amount of notes plus accrued and unpaid interest to the redemption date if (1) the closing price of the common stock has exceeded 150% of the conversion price for at least 20 trading days in any consecutive 30-trading day period and (2) if the redemption would occur before March 1, 2002, the shelf registration statement covering resales of the notes and the common stock is effective and expected to remain effective and available for use for the 30 days following the redemption date. If the notes are redeemed under these circumstances, the Company will make an additional payment of $152.54 per $1,000 aggregate principal amount of notes, minus the amount of any interest actually paid on the note prior to the date the redemption notice was mailed. On or after March 6, 2003, the Company may redeem any or all of the notes at specified redemption prices, plus accrued and unpaid interest to the day preceding the redemption date. The Company is required to file and obtain the effectiveness of a shelf registration statement covering resales of the notes and the common stock. Such registration statement was declared effective in July 2000.

In January and February 2000, the Company entered into capital lease arrangements, subject to final document negotiation, with Finova Technology Finance, Inc. ("Finova") and Transamerica Business Credit Corporation ("Transamerica") under which it may obtain at its option up to an aggregate of $25,000,000 in financing. Under the arrangements, funds may be obtained from time to time to finance equipment and certain pre-construction costs associated with the build-out of its new commercial manufacturing facility. During the first quarter of 2000 the Company paid $100,000 in application fees associated with these agreements, which may be applied against future principal and interest payments. As of September 30, 2000, the Company has not drawn any funds under these arrangements.

(7)  COMMON STOCK

On May 31, 2000, the date of the annual meeting of shareholders, the shareholders approved the amendment of the Company's certificate of incorporation to increase the total number of shares of common stock the Company is authorized to issue from 60,000,000 shares to 120,000,000 shares.

(8)  STOCK OPTIONS

On May 31, 2000, the date of the annual meeting of shareholders, the shareholders approved an amendment to the Company's 1996 Incentive Stock Option Plan and 1996 Non-Qualified Stock Option Plan (the "Plans") to increase the total number of shares of Common Stock which may be issued in the aggregate pursuant to options that may be granted under the Plans from 8,000,000 to 11,000,000. (See Note 1).

At this meeting, the shareholders also approved the amendments to a total of 3,300,000 options held by the Company's President and Chief Executive Officer and Executive Vice President and Chief Operating Officer. The options were amended to provide that each tranche vests immediately upon achievement of the relevent stock target price associated with such tranche without regard to the passage of time, which was a requirement in the original options. The options became fully vested and exercisable upon the approval of the amendments. (See
Note 1).

(9)  NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share are computed based on the net loss for the relevant period, adjusted for cumulative series A convertible preferred stock dividends and the assumed incremental yield attributable to the beneficial conversion feature in the preferred stock, divided by the weighted average number of common shares outstanding during the period. Potentially dilutive securities, including convertible preferred stock, convertible debt, options and warrants, have not been included in the diluted loss per common share computation because they are anti-dilutive.

(10) COMPREHENSIVE INCOME (LOSS)

The following table reconciles net loss to comprehensive loss:

                                                       THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                         SEPTEMBER 30,                              SEPTEMBER 30,
                                            ---------------------------------     ------------------------------------------
                                                  2000               1999               2000                    1999
                                            --------------     --------------     ------------------     -------------------
Net loss..............................      $(12,944,000)      $(10,156,000)          $(38,850,000)           $(26,365,000)

Other comprehensive income:
   Unrealized holding gain
        arising during the period.....         1,622,000             86,000              2,183,000                 155,000
   Less: Reclassification adjustment
        for net realized gain (loss)
        included in net loss..........            54,000            (21,000)                70,000                (853,000)
                                            --------------     --------------     ------------------     -------------------
   Total other comprehensive
        income........................         1,568,000            107,000              2,113,000               1,008,000
                                            --------------     --------------     ------------------     -------------------

Total comprehensive loss..............      $(11,376,000)      $(10,049,000)          $(36,737,000)           $(25,357,000)
                                            ==============     ==============     ==================     ===================




(11) COLLABORATIVE AGREEMENTS

The Company has a development and license agreement with Merck KGaA with respect to IMC-C225, its lead interventional therapeutic product for the treatment of cancer. In exchange for certain marketing and development rights, the Company can receive up to $60,000,000 in milestone payments ($30,000,000 of which are equity-based) assuming the achievement of certain milestones and a $30,000,000 secured line of credit or guaranty relating to the build-out of a manufacturing facility for the commercial production of IMC-C225. This agreement may be terminated by Merck KGaA in various instances, including (i) at its discretion on any date on which a milestone is achieved (in which case no milestone payment will be made), (ii) for a one-year period after first commercial sale of IMC-C225 in Merck KGaA's territory, upon Merck KGaA's reasonable determination that the product is economically unfeasible (in which case Merck KGaA is entitled to receive back 50% of the cash-based milestone payments then paid to date, but only out of revenues received, if any, based upon a royalty rate applied to the gross profit from IMC-C225 sales or IMC-C225 license fees in the United States and Canada), or (iii) in the event the Company does not obtain certain collateral license agreements in which case Merck KGaA also is entitled to a return of all cash amounts with respect to milestone payments to date, plus liquidated damages of $500,000. In April 1999, the parties agreed on the production concept for the manufacturing facility and are negotiating securing Merck KGaA's guaranty of the Company's obligations under a proposed $30,000,000 credit facility relating to the construction of the manufacturing facility. In the event of termination of the agreement, the Company will be required to use its best reasonable efforts to cause the release of Merck KGaA as guarantor. As of September 30, 2000, the Company has received $26,000,000 in milestone payments. These payments have been recorded as fees potentially refundable to corporate partner and revenue recognition of such amounts will commence upon the Company obtaining the defined collateral license agreements.

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

(13) SUBSEQUENT EVENTS

On November 8, 2000, the Company filed a Form S-3 shelf registration statement with the Securities and Exchange Commission for the sale of up to 6,000,000 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis by our management is provided to identify certain significant factors that affected our financial position and operating results during the periods included in the accompanying financial statements.


                            RESULTS OF OPERATIONS


Nine Months Ended September 30, 2000 and 1999

REVENUES.

Revenues for the nine months ended September 30, 2000 and 1999 were $1,139,000 and $1,021,000, respectively, an increase of $118,000, or 12%. Revenues for the nine months ended September 30, 2000 primarily consisted of $250,000 in milestone revenue and $849,000 in royalty revenue from our strategic corporate alliance with Abbott Laboratories ("Abbott") in diagnostics. Revenues for the nine months ended September 30, 1999 primarily consisted of (i) $225,000 in research support from our strategic corporate alliance with American Home Products Corporation ("American Home") in infectious disease vaccines, (ii) $533,000 in research and support payments from our strategic corporate alliance with Merck KGaA for our principal cancer vaccine product candidate, BEC2, and (iii) $258,000 in royalty revenue from our strategic corporate alliance with Abbott in diagnostics. The increase in revenues for the nine months ended September 30, 2000 was primarily attributable to the increase in milestone revenue and royalty revenue from our strategic corporate alliance with Abbott in diagnostics. The increase was partially offset by the decrease in research and support revenue as a result of the completion of all research and support payments due from our strategic corporate alliance with American Home in infectious disease vaccines and our strategic corporate alliance with Merck KGaA for BEC2.

OPERATING EXPENSES: RESEARCH AND DEVELOPMENT.

Total operating expenses for the nine months ended September 30, 2000 and 1999 were $46,796,000 and $27,915,000, respectively, an increase of $18,881,000, or
68%. Research and development expenses for the nine months ended September 30, 2000 and 1999 were $36,401,000 and $22,131,000, respectively, an increase of $14,270,000 or 64%. Such amounts for the nine months ended September 30, 2000 and 1999 represented 78% and 79%, respectively, of total operating expenses. Research and development expenses for the nine months ended September 30, 2000 and 1999 have been reduced by $4,164,000 and $852,000, respectively, for clinical trial and contract manufacturing costs that are reimbursable by Merck KGaA. The increase in research and development expenses for the nine months ended September 30, 2000 was primarily attributable to (i) the costs associated with ongoing clinical trials of IMC-C225, (ii) an up-front fee of $1,800,000 to initiate the commercial manufacturing services agreement with Lonza, (iii) expenditures in the functional areas of product development, manufacturing, clinical and regulatory affairs associated with IMC-C225, (iv) non-cash expenses recognized in connection with the issuance of options granted to scientific consultants and (v) increased expenditures associated with discovery research. We expect research and development costs to increase in future periods as we continue to expand our efforts in product development and clinical trials.

OPERATING EXPENSES: MARKETING, GENERAL AND ADMINISTRATIVE.

Marketing, general and administrative expenses include administrative personnel costs, costs to develop internal marketing and sales capabilities, costs to pursue arrangements with strategic corporate partners and technology licensors, and expenses associated with applying for patent protection for our technology and products. Such expenses for the nine months ended September 30, 2000 and 1999 were $10,395,000 and $5,784,000, respectively, an increase of $4,611,000, or 80%. The increase in marketing, general and administrative expenses primarily reflected (i) costs associated with our marketing efforts,
(ii) additional administrative staffing required to support our expanding research, development, clinical, marketing and manufacturing efforts, particularly with respect to IMC-C225 and (iii) expenses associated with the pursuit of strategic corporate alliances and other corporate development efforts. We expect marketing, general and administrative expenses to increase in future periods to support our planned increases in research, development, clinical, marketing and manufacturing efforts.

INTEREST AND OTHER INCOME AND INTEREST EXPENSE.

Interest income was $15,354,000 for the nine months ended September 30, 2000 compared with $1,757,000 for the nine months ended September 30, 1999, an increase of $13,597,000 or 774%. The increase was primarily attributable to the increase in our investment portfolio as a result of the November 1999 public common stock offering and the February 2000 private placement of 5 1/2% convertible subordinated notes. Interest expense was $8,617,000 and $375,000 for the nine months ended September 30, 2000 and 1999, respectively, an increase of $8,242,000 which was primarily attributable to the convertible subordinated notes. Interest expense for both periods primarily included (i) interest on an outstanding Industrial Development Revenue Bond issued in 1990 ("the 1990 IDA Bond") with a principal amount of $2,200,000 and (ii) interest recorded on various capital lease obligations under our 1996 financing agreement and 1998 financing agreement with Finova Technology Finance, Inc. ("Finova"). Interest expense for the nine months ended September 30, 2000 was offset by capitalizing interest costs during the construction period of the Company's new manufacturing facility in the amount of $491,000. Gains on securities available for sale for the nine months ended September 30, 2000 were $70,000 and losses on securities available for sale for the nine months ended September 30, 1999 were $853,000. The loss for the nine months ended September 30, 1999 was primarily attributable to the $828,000 write-down of our investment in CombiChem Inc. ("CombiChem") as a result of an other than temporary impairment. In November 1999, CombiChem was acquired by E.I. du
Pont de Nemours and Company for cash consideration of $6.75 per share, which represented a financial reporting gain to us of approximately $937,000 in the fourth quarter of 1999, after considering the aforementioned write-down. The resulting net gain on the investment in CombiChem was $109,000 for the year ended December 31, 1999.


NET LOSSES.

We had a net loss to common stockholders of $40,967,000 or $0.66 per share for the nine months ended September 30, 2000 compared with $29,165,000 or $0.58 per share for the nine months ended September 30, 1999. The increase in the net losses and per share net loss to common stockholders was due primarily to the factors noted above.


Three Months Ended September 30, 2000 and 1999

REVENUES.

Revenues for the three months ended September 30, 2000 and 1999 were $773,000 and $138,000, respectively, an increase of $635,000, or 460%. Revenues for the three months ended September 30, 2000 consisted of $250,000 in milestone revenue and $523,000 in royalty revenue from our strategic corporate alliance with Abbott in diagnostics. Revenues for the three months ended September 30, 1999 consisted of (i) $75,000 in research support from our partnership with American Home in infectious disease vaccines, and (ii) $63,000 in royalty revenue from our strategic alliance with Abbott in diagnostics. The increase in revenues for the three months ended September 30, 2000 was primarily attributable to the increase in milestone revenue and royalty revenue from our strategic corporate alliance with Abbott in diagnostics. The increase was partially offset by the decrease in research and support revenue as a result of the completion of all research and support payments due from our strategic corporate alliance with American Home in infectious disease vaccines.

OPERATING EXPENSES: RESEARCH AND DEVELOPMENT.

Total operating expenses for the three months ended September 30, 2000 and 1999 were $16,044,000 and $10,733,000, respectively, an increase of $5,311,000, or 49%. Research and development expenses for the three months ended September 30, 2000 and 1999 were $12,557,000 and $8,626,000, respectively, an increase of $3,931,000 or 46%. Such amounts for the three months ended September 30, 2000 and 1999 represented 78% and 80%, respectively, of total operating expenses. Research and development expenses for the three months ended September 30, 2000 and 1999 have been reduced by $2,650,000 and $71,000, respectively, for clinical trial and contract manufacturing costs that are reimbursable by Merck KGaA. The increase in research and development expenses for the three months ended September 30, 2000 was primarily attributable to (i) the costs associated with ongoing clinical trials of IMC-C225, (ii) an up-front fee of $1,800,000 to initiate the commercial manufacturing services agreement with Lonza, (iii) expenditures in the functional areas of product development, manufacturing, clinical and regulatory affairs associated with IMC-C225, and (iv) increased expenditures associated with discovery research. We expect research and development costs to increase in future periods as we continue to expand our efforts in product development and clinical trials.

OPERATING EXPENSES: MARKETING, GENERAL AND ADMINISTRATIVE.

Marketing, general and administrative expenses include administrative personnel costs, costs to develop internal marketing and sales capabilities, costs incurred in connection with pursuing arrangements with corporate partners and technology licensors, and expenses associated with applying for patent protection for our technology and products. Such expenses for the three months ended September 30, 2000 and 1999 were $3,487,000 and $2,107,000, respectively, an increase of 1,380,000, or 65%. The increase in marketing, general and administrative expenses primarily reflected (i) costs associated with our marketing efforts, (ii) additional administrative staffing required to support our expanding research, development, clinical and manufacturing efforts, particularly with respect to IMC-C225 and (iii) expenses associated with the pursuit of strategic corporate alliances and other corporate development efforts. We expect marketing, general and administrative expenses to increase in future periods to support our planned increases in research, development, clinical, marketing and manufacturing efforts.

INTEREST AND OTHER INCOME AND INTEREST EXPENSE.

Interest income was $6,002,000 for the three months ended September 30, 2000 compared with $589,000 for the three months ended September 30, 1999, an increase of $5,413,000 or 919%. The increase was primarily attributable to the increase in our investment portfolio as a result of the November 1999 public common stock offering and the February 2000 private placement of 5 1/2% convertible subordinated notes. Interest expense was $3,729,000 and $129,000 for the three months ended September 30, 2000 and 1999, respectively, an increase of $3,600,000 which was primarily attributable to the convertible subordinated notes. Interest expense for both periods primarily included (i) interest on the outstanding 1990 IDA Bond with a principal amount of $2,200,000 and (ii) interest recorded on various capital lease obligations under our financing agreements with Finova. Interest expense for the three months ended September 30, 2000 was offset by capitalizing interest costs during the construction period of the Company's new manufacturing facility in the amount of $184,000.

NET LOSSES.

We had a net loss to common stockholders of $13,656,000 or $0.21 per share for the three months ended September 30, 2000 compared with $11,094,000 or $0.22 per share for the three months ended September 30, 1999. The increase in the net losses to common stockholders was due primarily to the factors noted above. The decrease in the net loss per share to common stockholders is attributable to the increased number of shares of common stock outstanding.

                       LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2000, our principal sources of liquidity consisted of cash and cash equivalents and short-term securities available for sale of approximately $312.5 million. From inception through September 30, 2000 we have financed our operations through the following means:

      - Public and private sales of equity securities and convertible notes in financing transactions have raised approximately $489.4 million in net proceeds

      - We have earned approximately $36.1 million from license fees, contract research and development fees and royalties from collaborative partners. Additionally, we have received $26.0 million in potentially refundable fees from our IMC-C225 development and license agreement with Merck KGaA. The amounts from Merck KGaA with respect to IMC-C225 have yet to be recognized as revenue because they are refundable under certain circumstances

      -      We have earned approximately $26.7 million in interest income

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

      In February 2000, we completed a private placement of $240,000,000 in 5 1/2% convertible subordinated notes due March 1, 2005. We received net proceeds of approximately $231,500,000, after deducting expenses associated with the offering. Interest on the notes is payable semi-annually on September 1 and March 1 of each year, beginning September 1, 2000. Accrued interest on the notes was approximately $1,100,000 at September 30, 2000. A holder may convert all or a portion of a note into common stock at any time on or before March 1, 2005 at a conversion price of $55.09 per share, subject to adjustment if certain events affecting our common stock occur. We may redeem some or all of the notes prior to March 6, 2003 if specified common stock price thresholds are met. On or after March 6, 2003, we may redeem some or all of the notes at specified redemption prices.

      In December 1999, we entered into a development and manufacturing services agreement with Lonza. Under the agreement, Lonza is engaging in process development and scale-up for the manufacture of IMC-C225. These steps are being taken to assure that its process will produce bulk material that conforms with our reference material. As of September 30, 2000, we have incurred approximately $448,000 for services provided under this agreement. In September 2000, we entered into a three year commercial manufacturing services agreement with Lonza relating to IMC-C225. Under the agreements with Lonza, Lonza will manufacture IMC-C225 at the 5,000 liter scale under cGMP conditions and deliver it to us over the next three year period. In September 2000, we accrued an up-front fee of $1,800,000 to initiate this agreement and have included this amount as research and development expense in the nine months ended September 30, 2000.

      We cannot be certain that we will be able to enter into agreements for commercial supply with third party manufacturers on terms acceptable to us. Even if we are able to enter into such agreements, we cannot be certain that we will be able to produce or obtain sufficient quantities for commercial sale of our products. Any delays in producing or obtaining commercial quantities of our products could have a material effect on our business, financial condition and results of operations.

      We have obligations under various capital leases for certain laboratory, office and computer equipment and also certain building improvements primarily under financing agreements with Finova entered into in 1996 and 1998. The financing agreements allowed us to finance the lease of equipment and make certain building and leasehold improvements to existing facilities. Each lease has a fair market value purchase option at the expiration its 42 or 48 month term. Pursuant to the financing agreement entered into in 1996, we issued to Finova a warrant to purchase 46,440 shares of our common stock at an exercise price of $4.85 per share which was exercised in November 1999. We recorded a non-cash debt discount of approximately $125,000 in connection with this financing. This discount has been amortized over the 42-month term of the first lease. We have entered into twelve individual leases under the financing agreements aggregating a total cost of $3,695,000. These financing arrangements are now expired. In January and February 2000, we entered into capital lease arrangements, subject to final document negotiation, with Finova and Transamerica Business Credit Corporation under which we may obtain at our option up to an aggregate of $25,000,000 in financing. Under the arrangements, funds may be obtained from time to time to finance equipment and certain pre-construction costs associated with the build-out of our new commercial manufacturing facility. We paid $100,000 in application fees associated with these agreements which may be applied against future principal and interest payments. As of September 30, 2000, we have not drawn any funds under these arrangements.

      We rent our New York facility under an operating lease that expires in December 2004. We have substantially completed renovations of the facility to better suit our needs at a cost of approximately $2,500,000.

      Under our agreement with Merck KGaA for IMC-C225, we developed, in consultation with Merck KGaA, a production concept for a new manufacturing facility for the commercial production of IMC-C225. Merck KGaA is to provide us, if we so choose, subject to certain conditions, a guaranty under a $30 million credit facility for the build-out of this facility. We are currently erecting this facility adjacent to our current manufacturing facility in New Jersey, which supplies IMC-C225 to support our clinical trials. We broke ground on the facility in January 2000 and estimate that the total cost will be approximately $48 million. We are negotiating the terms of the loan agreement and guaranty. We expect to fund the remaining cost of this facility through a combination of cash on hand, proceeds from our February 2000 private placement of convertible notes and, if advisable, equipment financing transactions.

      Total capital expenditures made during the nine months ended September 30, 2000 were $22,583,000 of which (i) $1,349,000 related to the purchase of equipment for and costs associated with the retrofit of our corporate office and research laboratories in New York and other capital expenditures relating to the New York facility; (ii) $20,863,000 related to engineering, pre-construction and construction costs of the commercial manufacturing facility being erected adjacent to our current manufacturing facility in New Jersey and (iii) the remaining $371,000 related to improving and equipping our existing manufacturing facility.

      To prepare for the marketing and sale of IMC-C225 in the U.S. and Canada we hired a Vice President of Marketing and Sales in 1998 and have hired directors of marketing, field sales and sales operations, each with experience in the commercial launch of a monoclonal antibody cancer therapeutic. We expect to hire regional sales managers and sales representatives prior to the commencement of IMC-C225 sales.

      The holders of the series A preferred stock are entitled to receive cumulative dividends at an annual rate of $6.00 per share. Dividends accrue from the issuance date of the series A preferred stock and are payable on the outstanding series A preferred stock in cash on December 31 of each year beginning December 31, 1999 or at the time of conversion or redemption of the series A preferred stock on which the dividend is to be paid, whichever is sooner. Accrued dividends were approximately $1,348,000 at September 30, 2000.

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

      At December 31, 1999, we had net operating loss carryforwards for United States federal income tax purposes of approximately $147 million, which expire at various dates from 2000 through 2019. At December 31, 1999 we had research credit carryforwards of approximately $8.5 million, which expire at various dates from 2009 through 2019. Under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation's ability to use net operating loss and research credit carryforwards may be limited if the corporation experiences a change in ownership of more than 50 percentage points within a three-year period. Since 1986, we have experienced at least two such ownership changes. As a result, we are only permitted to use in any one year approximately $5.2 million of our available net operating loss carryforwards that relate to periods before these ownership changes. Similarly, we are limited in using our research credit carryforwards. We are in the process of determining whether the November 1999 public stock offering and the February 2000 private placement of convertible subordinated notes will be viewed as additional ownership changes that would further limit the use of our net operating losses and research credit carryforwards.

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

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Financial Instruments and Hedging Activities, which was subsequently amended by SFAS Nos. 137 and 138. This Statement standardizes the accounting for derivative instruments including certain derivative instruments embedded in other contracts. The effective date of SFAS No. 133 was delayed to fiscal year 2001 by the issuance of SFAS No. 137. We will adopt this statement as of January 1, 2001. We do not expect this statement to have a material effect on our financial statements.

CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS--SAFE HARBOR STATEMENT

      Those statements contained herein that do not relate to historical information are forward-looking statements. There can be no assurance that the future results covered by such forward-looking statements will be achieved. Actual results may differ materially due to the risks and uncertainties inherent in the Company's business, including without limitation, the risks and uncertainties associated with completing pre-clinical and clinical trials of the Company's compounds that demonstrate such compounds' safety and effectiveness; obtaining additional financing to support the Company's operations; obtaining and maintaining regulatory approval for such compounds and complying with other governmental regulations applicable to the Company's business; obtaining the raw materials necessary in the development of such compounds; consummating collaborative arrangements with corporate partners for product development; achieving milestones under collaborative arrangements with corporate partners; developing the capacity and ability to manufacture, as well as market and sell the Company's products, either directly or with collaborative partners; developing market demand for and acceptance of such products; competing effectively with other pharmaceutical and biotechnological products; obtaining adequate reimbursement from third party payors; attracting and retaining key personnel; obtaining and protecting proprietary rights; and those other factors set forth in "Risk Factors" in the Company's most recent Registration Statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Our holdings of financial instruments comprise a mix of securities that may include U.S. corporate debt, foreign corporate debt, U.S. government debt, foreign government/agency guaranteed debt and commercial paper. All such instruments are classified as securities available for sale. Generally, we do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in investment grade fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We invest in securities that have a range of maturity dates. Typically, those with a short-term maturity are fixed-rate, highly liquid, debt instruments and those with longer-term maturities are highly liquid debt instruments fixed interest rates or with periodic interest rate adjustments. We also have certain foreign exchange currency risk. See footnote 3 of the financial statements. The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of September 30, 2000:


                                                                                      2005 AND
                     2000        2001         2002        2003          2004         THEREAFTER         TOTAL       FAIR VALUE
                 ------------  -----------  -----------  ---------  --------------  ---------------  -------------  -------------
Fixed Rate         $5,999,000  $11,895,000   $1,541,000    242,000     $40,300,000     $126,436,000   $186,413,000   $188,367,000

Average
Interest Rate         5.10%          6.55%        7.83%      6.00%           6.60%            6.65%          6.59%       -

Variable Rate         -            -            -           -       $14,473,000(1)  $104,908,000(1)   $119,381,000   $119,561,000
Average
Interest Rate         -            -            -           -                6.65%            6.92%          6.89%       -

                 ----------  -------------  -----------  ---------  --------------  ---------------  -------------  -------------
                 $5,999,000    $11,895,000   $1,541,000    242,000     $54,773,000     $231,344,000   $305,794,000   $307,928,000
                 ==========  =============  ===========  =========  ==============  ===============  =============  =============

(1) These holdings consist of U.S. corporate and foreign corporate floating rate notes. Interest on the securities is adjusted at fixed dates using prevailing interest rates. These holdings are highly liquid and we consider the potential for loss of principal to be minimal.

           Our 5 1/2% convertible subordinated notes in the principal amount of $240,000,000 due March 1, 2005 and other long-term debt have fixed interest rates. The subordinated notes are convertible into the Company's common stock at a conversion price of $55.09 per share. The fair value of fixed interest rate instruments are affected by changes in interest rates and in the case of the convertible notes by changes in the price of the Company's common stock.

PART II - OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

           During the three months ended September 30, 2000, we issued an aggregate of 67,000 shares of unregistered common stock to holders of warrants upon exercise of such warrants for a total purchase price of $50,250 which were consummated as private sales under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

           (a)       Exhibits (numbered in accordance with Item 601 of Regulation S-K)

                     Exhibit No.                       Description
                     -----------                       -----------
                     10.76                             Stock Purchase
                                                       Agreement between the
                                                       Company and Valigen
                                                       N.V. dated May 31, 2000

                     27.1                              Financial Data Schedule



           (b)       Reports on Form 8-K


                     None.


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                                       IMCLONE SYSTEMS INCORPORATED
                                                                       (Registrant)
Date: November 14, 2000                                      By        /s/ SAMUEL D. WAKSAL
                                                                       ---------------------------------------------
                                                                       Samuel D. Waksal
                                                                       President and Chief Executive Officer



Date: November 14, 2000                                      By        /s/ PAUL A. GOLDSTEIN
                                                                       ---------------------------------------------
                                                                       Paul A. Goldstein
                                                                       Assistant Vice President, Finance