Form 10-K
period 2000-12-31
IMCLONE SYSTEMS INC/DE
filed 2001-04-02
CIK 765258

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
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

        The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 28, 2001 was $1,942,442,446.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              CLASS                        OUTSTANDING AS OF MARCH 28, 2001
              -----                        --------------------------------
  COMMON STOCK, PAR VALUE $.001                       66,489,780

        Documents Incorporated by Reference: The registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 24, 2001 to be filed with the Commission not later than 120 days after the close of the registrant's fiscal year, has been incorporated by reference, in whole or in part, into Part III, Items 10, 11, 12 and 13 of this Annual Report on Form 10-K.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                          IMCLONE SYSTEMS INCORPORATED

                          2000 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----
                                       PART I
Item 1.         Business....................................................      1
Item 2.         Properties..................................................     20
Item 3.         Legal Proceedings...........................................     21
Item 4.         Submission of Matters to a Vote of Security Holders.........     21
                                      PART II
Item 5.         Market for the Registrant's Common Equity and Related
                Stockholder Matters.........................................     22
Item 6.         Selected Financial Data.....................................     23
Item 7.         Management's Discussion and Analysis of Financial Condition
                and Results of Operations...................................     24
Item 7A.        Quantitative and Qualitative Disclosures About Market
                Risk........................................................     32
Item 8.         Financial Statements and Supplementary Data.................     32
Item 9.         Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure....................................     32
                                      PART III
Item 10.        Directors and Executive Officers of the Registrant..........     33
Item 11.        Executive Compensation......................................     33
Item 12.        Security Ownership of Certain Beneficial Owners and
                Management..................................................     33
Item 13.        Certain Relationships and Related Transactions..............     33
                                      PART IV
Item 14.        Exhibits, Financial Statement Schedules and Reports on Form
                8-K.........................................................     33

        As used in this Form 10-K, "ImClone Systems," "company," "we," "ours," and "us" refer to ImClone Systems Incorporated, except where the context otherwise requires or as otherwise indicated.

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

        Important factors that may affect these expectations include, but are not limited to: the risks and uncertainties associated with completing pre-clinical and clinical trials of our compounds that demonstrate such compounds' safety and effectiveness; obtaining additional financing to support our operations; obtaining and maintaining regulatory approval for such compounds and complying with other governmental regulations applicable to our business; obtaining the raw materials necessary in the development of such compounds; consummating collaborative arrangements with corporate partners for product development; achieving milestones under collaborative arrangements with corporate partners; developing the capacity to manufacture, market and sell our products, either directly or with collaborative partners; developing market demand for and acceptance of such products; competing effectively with other pharmaceutical and biotechnological products; obtaining adequate reimbursement from third party payers; attracting and retaining key personnel; protecting proprietary rights; and those other factors set forth in "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Overview and Risk Factors" and those other factors set forth in "Risk Factors" in the Company's most recent Registration Statement.

                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW

        We are a biopharmaceutical company advancing oncology care by developing a portfolio of targeted biologic treatments designed to address the medical needs of patients with a variety of cancers. We focus on what we believe are three promising strategies for treating cancer:

        - growth factor blockers

        - cancer vaccines and

        - angiogenesis inhibitors

        Our lead product candidate, IMC-C225, is a therapeutic monoclonal antibody that inhibits stimulation of a receptor for growth factors upon which certain solid tumors depend in order to grow. IMC-C225 has been shown in several Phase I/II trials to have an acceptable safety profile, to be well tolerated and, when administered with either radiation therapy or chemotherapy, to enhance tumor reduction. IMC-C225 is currently in potential registration studies for treating colorectal and head and neck cancers. The FDA has designated as Fast Track our development program for IMC-C225 for the treatment of refractory colorectal cancer.

        Upon the receipt of regulatory approval, we intend to market IMC-C225 in the United States and Canada. We will rely on our development and marketing partner, Merck KGaA, to market IMC-C225 outside the United States and Canada and to pay us a royalty on all such sales. In Japan, we will share the development and marketing with Merck KGaA. We are manufacturing IMC-C225 for clinical trials and eventual commercial sales world-wide.

        Our next most advanced product candidate, BEC2, is a cancer vaccine. In partnership with Merck KGaA, we are testing BEC2 for preventing recurrence or progression of limited disease small-cell lung cancer in a Phase III pivotal trial. Upon the receipt of regulatory approval, we intend to co-promote BEC2 with Merck KGaA in North America. Merck KGaA will be responsible for developing and marketing BEC2 outside North America and will be obligated to pay us royalties on all such sales. In addition, we intend to be the worldwide manufacturer of BEC2.

        We are also developing inhibitors of angiogenesis, which could be used to treat various kinds of cancer and other diseases. We have identified IMC-1C11 as our lead clinical candidate for angiogenesis inhibition. IMC-1C11 is an antibody that binds selectively and with high affinity to KDR, a principal Vascular Endothelial Growth Factor ("VEGF") receptor, thereby inhibiting angiogenesis. We initiated a Phase I clinical trial of IMC-1C11 in March 2000 and expect to complete the trial during 2001. We are also developing a fully human monoclonal antibody candidate for angiogenesis inhibition.

        In addition to the development of our lead product candidates, we continue to conduct research, both independently and in collaboration with academic and corporate partners, in a number of areas related to our core focus of growth factor blockers, cancer vaccines and angiogenesis inhibitors. We have also developed diagnostic products and vaccines for certain infectious diseases, and we have licensed the rights to these products and vaccines to corporate partners.

DEVELOPMENT PROGRAMS

IMC-C225 CANCER THERAPEUTIC

        The activation of the Epidermal Growth Factor Receptor, or EGF Receptor, is believed to play a critical role in the rapid proliferation of certain types of tumor cells and select normal cells. Certain cancer types are characterized by the expression of the EGF Receptor. For example, according to the American Cancer Society, more than 30,000 cases of head and neck cancer are diagnosed in the United States each year. According to the literature in this area, more than 90% of head and neck cancer cases have been shown to express the EGF Receptor on the surface of the tumor cells. Similarly, according to the American Cancer Society, there are approximately 130,000 cases of colorectal cancer diagnosed in the United States each year. According to the literature in this area, in roughly half of these cases, the tumor cells express the EGF Receptor. Recent studies conducted by ImClone Systems have indicated that this percentage may be as high as 86%. Other types of cancer are also characterized, in certain patients, by expression of the EGF Receptor including lung, renal and pancreatic cancer. By preventing the binding of critical growth factors to the EGF Receptor, we believe it is possible to inhibit the growth of these tumors.

EARLY IMC-C225 CLINICAL TRIALS --

        IMC-C225 is a chimerized (part human, part mouse) monoclonal antibody that selectively binds to the EGF Receptor and thereby inhibits growth of cells dependent upon activation of the EGF Receptor for replication. We have tested IMC-C225 in numerous clinical trials. In these studies, we have given IMC-C225 intravenously at selected doses, both alone and in combination with radiation therapy or chemotherapy. In completed trials to date, we have tested IMC-C225 in approximately 400 patients with various solid cancers, such as colorectal, head and neck, lung, renal, breast and prostate cancers.

        Results from Phase I/II trials of IMC-C225 completed in 1999 established an appropriate dosing regimen and provided preliminary evidence of efficacy of IMC-C225 used in combination with chemotherapy and radiation therapy. While the data from these early trials was encouraging, the results were not sufficient to establish that IMC-C225 is safe or effective in treating cancer.

ON-GOING AND PLANNED IMC-C225 CLINICAL TRIALS --

        In order to establish whether IMC-C225 is safe and effective in treating cancer in a large patient population and to continue to determine the types of tumors on which IMC-C225 is most effective, we are conducting the Phase II and Phase III clinical trials summarized below. In each of these trials, IMC-C225 is being used in combination with standard cancer therapies.

                                                                       NUMBER OF
                                                                        PATIENTS
                                                                        ENROLLED
       TRIAL/INDICATION                       TREATMENT                 IN STUDY                 COMMENTS
       ----------------                       ---------                ---------                 --------
Phase II                           - IMC-C225+irinotecan                  139         - open-label, stratified, non-
  Refractory colorectal cancer     - 6-week course of treatment                         randomized study
  (patients previously failed                                                         - patients are stratified by
  regimen containing                                                                    disease
  irinotecan)                                                                           progression or stable disease
                                                                                      - study initiated and patient
                                                                                        treatment commenced in
                                                                                        October 1999; closed to
                                                                                        enrollment in July 2000
                                                                                      - 27 sites treated patients
                                                                                      - primary endpoint: response
                                                                                        rate
                                                                                      - data being prepared for FDA
Phase II                           - IMC-C225+cisplatin                   175         - open-label, stratified,
  Refractory head and neck         - 6-week course of treatment                         nonrandomized study
  cancer (patients previously                                                         - 98 patients expected to be
  failed regimen containing                                                             treated with IMC-C225
  cisplatin)                                                                          - patients are stratified by
                                                                                        disease progression or stable
                                                                                        disease
                                                                                      - study initiated August 1999
                                                                                      - patient treatment commenced
                                                                                        September 1999
                                                                                      - 40+ sites expected
                                                                                      - primary endpoint: response
                                                                                        rate
Phase III                          - IMC-C225+radiation (vs.              416         - open-label, stratified,
  Head and neck cancer               radiation alone)                                   randomized study
                                   - 8-week course of treatment                       - study initiated February 1999
                                                                                      - patient treatment
                                                                                        commenced April 1999
                                                                                      - 50+ sites expected
                                                                                      - primary endpoint: local
                                                                                        regional disease control at one
                                                                                        year
                                                                                      - study expanded outside North
                                                                                        America in December 1999
Phase III                          - IMC-C225+cisplatin (vs.              114         - double-blinded, placebo
  Head and neck cancer               placebo+cisplatin)                                 controlled, randomized study
                                   - 8-week course of treatment                       - conducted in cooperation with
                                                                                        the Eastern Cooperative
                                                                                        Oncology Group
                                                                                      - study initiated August 1999
                                                                                      - patient treatment commenced
                                                                                        December 1999
                                                                                      - 50+ sites expected
                                                                                      - primary endpoint:
                                                                                        progression-free survival

        We have favorable preliminary results from our Phase II refractory colorectal study of IMC-C225 and irinotecan in patients with irinotecan-refractory colorectal carcinoma described above. The preliminary findings demonstrated anti-cancer activity of the combined use of IMC-C225 and irinotecan resulting in tumor shrinkage and a slowing of disease progression. The data are being prepared as expeditiously as possible for review by the FDA and we expect to submit a filing in the second quarter of 2001. The FDA has designated as Fast Track our development program for IMC-C225 for the treatment of refractory colorectal cancer.

        We expect that results will be available from the Phase II refractory head and neck study during 2001 and the two Phase III studies described above during 2001-2003.

        We are conducting additional Phase II clinical trials, and expect to conduct several others, to continue to determine whether IMC-C225 may be effective in treating other types of cancer. We commenced patient treatment in December 1999 in a Phase II clinical trial of IMC-C225 in combination with gemcitabine in treating pancreatic cancer, which we closed to enrollment in August 2000. We commenced patient treatment in February 2001 in a Phase II clinical trial of IMC-C225 in combination with carboplatin and paclitaxel in treating non-small cell lung carcinoma. We expect to initiate additional Phase II studies in lung, colorectal and ovarian cancers in 2001. We also expect to initiate Phase III trials in colorectal and pancreatic cancers in 2001 to study the effect on survival of the addition of IMC-C225 to standard chemotherapy. In conjunction with Merck KGaA we have expanded the trial of IMC-C225 plus radiation therapy in squamous cell carcinoma of the head and neck to countries in Europe, South Africa, Israel, Australia and New Zealand. We meet regularly with Merck KGaA to review clinical research efforts and opportunities. There can be no assurance that we will receive regulatory approval for IMC-C225 based on the results of our ongoing Phase II clinical trials or any of our other ongoing or anticipated IMC-C225 clinical trials.

        The primary side effect observed in trials to date has been a skin rash, similar in appearance to acne, that has varied in severity depending on the patient. The rash subsides following completion of therapy. Additionally, a review of the data from completed trials relating to the approximately 400 patients who have received IMC-C225 has shown that approximately 2% have experienced an anaphylactic reaction to the drug. For that reason, we have established protocols for the initiation of therapy in any patient whereby an initial dose of limited quantity is administered in the presence of a physician. If an anaphylactic reaction is experienced, dosing is terminated immediately and appropriate measures are taken to mollify the symptoms.

        We have entered into a development and marketing agreement with Merck KGaA relating to IMC-C225. Under this agreement, we have retained the right to develop and market IMC-C225 within the United States and Canada, and we have granted Merck KGaA the exclusive right, except in Japan (where we will co-develop and co-market IMC-C225 with Merck KGaA), to develop and market IMC-C225 outside of the United States and Canada. Under the agreement, we will manufacture IMC-C225. In return, Merck KGaA has agreed to pay up-front fees and to make cash milestone payments and equity investments in our business if specific milestones are achieved. Merck KGaA will also pay us royalties on any sales of IMC-C225 outside of the United States and Canada. Through March 28, 2001, we have received $28,000,000 in up-front fees and milestone payments from Merck KGaA. In addition, Merck KGaA is required to provide us with a guaranty of a $30,000,000 credit facility relating to the construction of our product launch manufacturing facility for IMC-C225, which is currently under construction. As of March 28, 2001, we have not utilized this guaranty and we are exploring ways in which we might alter that portion of the agreement.

        As described above, we are testing IMC-C225 in several different types of cancer. While in certain cancer types, like head and neck cancer, the EGF Receptor is expressed in nearly every patient with such cancer, in others, many patients will not be positive for the EGF Receptor. Currently, for the purpose of testing of patients in the colorectal cancer trial, a diagnostic assay must be used to determine which patients are positive for the EGF Receptor. Patients must be positive for the EGF Receptor to be included in this trial. Currently, such diagnostic tests are being performed in a laboratory setting as there are no commercialized assays available for such purpose. If IMC-C225 is approved for treating particular cancer types, standard diagnostic kits will need to be available commercially. We have an agreement with DAKO Corporation for the development of an EGF Receptor screening kit. Under the terms of the agreement, DAKO will develop the kit, which will be used to screen tumors for expression of EGF Receptor to identify patients that may be receptive to treatment with IMC-C225. We selected DAKO to develop the screening kit because of its reputation for quality and its experience in the development of diagnostics for other oncology-related monoclonal antibody therapeutics.

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

        We have tested BEC2 in Phase I clinical trials at Memorial Sloan Kettering Cancer Center ("SLOAN KETTERING") against certain forms of cancer, including both limited disease and extensive disease small-cell lung carcinoma and melanoma (skin cancer). Limited disease small-cell lung carcinoma is limited to the lungs. Extensive disease small-cell lung carcinoma means that the disease has migrated to other parts of the body. In one such trial, 15 patients with small-cell lung carcinoma who had previously received chemotherapy and radiation therapy and achieved a partial or complete response were treated with BEC2. At the time the results were analyzed, approximately 27% of the patients had survived nearly five years following diagnosis. These survival rates are longer than historical survival rates for similar patients receiving conventional therapy and formed the basis for going forward with Phase III studies. This trial is not sufficient to establish that BEC2 is safe or effective in treating cancer.

        In conjunction with Merck KGaA, we have initiated a 570-patient multinational pivotal Phase III trial for BEC2 in the treatment of limited disease small-cell lung cancer. The trial will examine patient survival two years after course of therapy. We expect to complete enrollment in the trial in approximately 2003.

        We have entered into a development and marketing agreement with Merck KGaA relating to BEC2. We have retained the right to co-promote BEC2 with Merck KGaA within North America, and we have granted Merck KGaA exclusive rights to develop and market BEC2 outside of North America. Under the agreement, Merck KGaA is also funding a portion of the Phase III pivotal trial. In addition, we intend to be the worldwide manufacturer of BEC2.

MONOCLONAL ANTIBODY INHIBITOR OF ANGIOGENESIS

        Our general experience with growth factors, particularly the use of IMC-C225 to block the EGF Receptor, has enabled us to pursue another promising approach for the treatment of cancer, the inhibition of angiogenesis. Angiogenesis is the natural process of new blood vessel growth. VEGF is one of a group of molecules that helps regulate angiogenesis. Tumor cells as well as normal cells produce VEGF. Once produced by the tumor cells, VEGF stimulates the production of new blood vessels and ensures an adequate blood supply to the tumor, enabling the tumor to grow. KDR is a growth factor receptor found almost exclusively on the surface of human endothelial cells, which are the cells that line all blood vessels. VEGF must recognize and bind to this KDR receptor in order to stimulate the endothelial cells to grow and cause new blood vessels to form. We believe that interference with the binding of VEGF to the KDR receptor inhibits angiogenesis, and can potentially be used to slow or halt tumor growth.

        IMC-1C11 is a chimerized monoclonal antibody, which specifically binds to the KDR receptor. By doing so, it prevents VEGF from binding to that receptor, which, in turn, blocks endothelial cell growth and inhibits angiogenesis. IMC-1C11 therefore helps inhibit or eliminate cancer by preventing the growth of new blood vessels and depriving the tumor of the blood supply that it requires to grow. We initiated a Phase I clinical trial of IMC-1C11 in March 2000 and expect to complete the trial during 2001. We are also developing a human monoclonal antibody candidate for angiogenesis inhibition.

        We believe IMC-1C11 will be effective in treating many solid and liquid tumors and that it may also be useful in treating other diseases such as diabetic retinopathy, age-related macular degeneration, and rheumatoid arthritis that, like cancer, depend on the growth of new blood vessels.

IMCLONE SYSTEMS' RESEARCH PROGRAMS

GENERAL

        In addition to concentrating on our products in development, we perform ongoing research, including research in each of the areas of our ongoing clinical programs of growth factor blockers, cancer vaccines and angiogenesis inhibitors. We have assembled a scientific staff with expertise in a variety of disciplines, including oncology, immunology, molecular and cellular biology, antibody engineering, protein and medicinal chemistry and high-throughput screening. In addition to pursuing research programs in-house, we collaborate with academic institutions and corporations to support our research and development efforts.

RESEARCH ON GROWTH FACTOR BLOCKERS

        We are conducting a research program to develop blockers of the cell-signal transduction pathways of a class of enzymes referred to as tyrosine kinases. These pathways have been shown to be involved in the rapid proliferation of tumor cells. We are developing monoclonal antibodies to block the binding of growth factors to a number of cellular receptors that trigger these pathways, thereby potentially inhibiting cell division and tumor growth. We are also developing small molecule inhibitors to the tyrosine kinase pathways. Our small molecule program is discussed below.

RESEARCH ON CANCER VACCINES

        We are conducting research to discover possible cancer vaccines as another route to cancer treatment. Cancer vaccines would activate immune responses to tumors to protect against metastasis or recurrence of cancer. We are focusing our cancer-vaccine research efforts on developing melanoma vaccines.

        In addition to the development of BEC2, we are conducting research on a possible melanoma vaccine based on the melanoma antigen gp75. A melanoma is a tumor or cancerous growth of the skin. Animal studies have shown that a gp75 cancer vaccine is very effective in creating an immune response in the body against melanoma cells, and may prevent or inhibit growth of experimental melanoma tumors in mice. Additionally, we are investigating the use of other melanoma antigens to be used in conjunction with gp75 for the development of an effective vaccine. We are also investigating various modes of enhancing the capacity of the vaccine to elicit an immune response. We have retained North American marketing and manufacturing rights for gp75 and have licensed to Merck KGaA the rights to manufacture and market gp75 outside North America. We expect to commence human clinical trials of gp75 alone or in conjunction with other melanoma antigens in 2002. We are collaborating with Sloan Kettering on BEC2 and gp75 in both the clinical and research areas.

        We are developing a chimeric vaccine consisting of human melanoma proteins TRP-1, TRP-2 and tyrosinase. The vaccine, referred to as hTRPX3, has demonstrated the ability to produce antibody and cellular immune responses in mice. Additionally, preclinical findings have shown that mice vaccinated with hTRPX3 and challenged with melanoma have a significantly reduced number of lung metastases as compared with a control group.

RESEARCH ON ANGIOGENESIS INHIBITORS

        We are continuing to work with an experimental antibody known as DC101 in animal models. DC101 neutralizes the FLK-1 receptor, which is the mouse receptor to VEGF that corresponds to KDR in humans. Such models have shown that DC101 inhibits tumor growth, and we are now focusing on establishing protocols for combination therapies of DC101 with radiation therapy or chemotherapy. Preliminary studies have shown that such combination results in better efficacy than with the DC101 antibody alone. We are supporting research in this area at Sunnybrook Health Science Center, University of Toronto.

        In another approach to angiogenesis inhibition, we are exploring the therapeutic potential of antibodies against vascular-specific cadherin ("VE-CADHERIN"). Cadherins are a family of cell surface molecules that help organize tissue structures. Researchers believe that VE-cadherin plays an important role in angiogenesis by organizing endothelial cells into vascular tubes, which is a necessary step in the formation of new blood vessels. As we stated above, advanced tumor growth is dependent on the formation of a capillary blood vessel network in the tumor to ensure an adequate blood supply to the tumor. Therefore, antibodies that inhibit VE-cadherin may inhibit such capillary formation in tumors, and help fight cancer by cutting-off an adequate blood supply to the tumor. Preclinical studies using monoclonal antibodies against VE-cadherin have been shown to inhibit angiogenesis, tumor growth and metastasis by blocking the ability of VE-cadherin to form tubular structures. Efforts are underway to select antibodies that are efficacious in inhibiting angiogenesis and tumor growth without negatively affecting existing vessels.

        In connection with our VE-cadherin research program, we have been assigned the exclusive rights to VE-cadherin-2, a recently developed form of VE-cadherin, and to antibodies that inhibit VE-cadherins.

        We are also conducting research on small molecules to develop inhibitors of enzymes important in angiogenesis. Our small molecule program is discussed below.

SMALL MOLECULE DRUG DISCOVERY

        We have embarked on establishing a chemistry department at an off-site location in New York with capabilities in medicinal, combinatorial and computational chemistry. We are also establishing our own chemical compound library for screening, and we are increasing our capacity to perform high throughput screening.

        ImClone Systems will focus on the discovery of small molecule inhibitors of tyrosine kinases involved in intracellular pathways (signal transduction, cell cycle, cell survival) activated by cancer-promoting growth factors or angiogenesis-promoting growth factors.

MISCELLANEOUS RESEARCH AREAS

        We are conducting additional research outside of our principal areas of clinical focus. These include: (1) a means to induce apoptosis (programmed cell-death) in order to enhance tumor cell killing, including looking for small molecules that enhance the apoptosic process; (2) efforts to isolate endothelial stem cells and to determine the utility of such isolated cells, possibly in stimulation of wound healing, muscle regeneration or repair of damage to blood-deprived tissues; and (3) development of a panel of genes potentially useful for the maintenance and stimulation of stem cells. We are collaborating with various academic institutions including Princeton University and The University of Pennsylvania on the latter two projects.

CORPORATE COLLABORATIONS

        In addition to our collaborations in the research and clinical areas with academic institutions, we have a number of collaborations with other corporations, the most significant of which are discussed below.

COLLABORATIONS WITH MERCK KGAA

        IMC-C225 License and Development Agreement. In December 1998, we entered into an agreement with Merck KGaA relating to the development and commercialization of IMC-C225. Under this agreement:

        - we have retained the rights to market IMC-C225 within the United States and Canada

        - we have granted Merck KGaA exclusive rights, except in Japan, to market IMC-C225 outside of the United States and Canada

        - we are seeking to supply Merck KGaA, and Merck KGaA has agreed to purchase, IMC-C225 for the conduct of clinical trials and the commercialization of the product outside the United States and Canada

        - we will co-develop and co-market IMC-C225 in Japan with Merck KGaA

        - we have granted Merck KGaA an exclusive license outside of the United States and Canada, without the right to sublicense, to apply certain of our patents to a humanized EGF Receptor antibody on which Merck KGaA has performed preclinical studies

In return, Merck KGaA is:

        - paying to us $30,000,000 in up-front fees and early cash-based milestone payments based upon achievement of certain milestones set forth in the agreement, of which $28,000,000 has been received through March 28, 2001.

        - paying to us an additional $30,000,000 assuming achievement of further milestones for which Merck KGaA will receive equity (the "milestone shares") in our company, which will be at prices at varying premiums to the then market price of the common stock depending upon the timing of the achievement of the respective milestones

        - required to provide to us, subject to certain terms, a $30,000,000 guaranty for the construction of a product launch manufacturing facility by us for the commercial production of IMC-C225

        - funding clinical development of IMC-C225 outside of the United States and Canada

        - required to pay us royalties on its future sales of IMC-C225 outside of the United States and Canada, if any

        The milestone shares, if issued, will be shares of our common stock (or a non-voting security convertible into our common stock). The number of shares issued to Merck KGaA will be determined by dividing the particular milestone payment due by the purchase price of the common stock when the milestone is achieved. The purchase price will relate to the then market price of our common stock, plus a premium which varies, depending upon whether the milestone is achieved early, on-time or late. If issuing shares of common stock to Merck KGaA would result in Merck KGaA owning greater than 19.9% of our common stock, the milestone shares will be a non-voting preferred stock, or other non-voting stock convertible into our common stock. These convertible securities will not have voting rights. They will be convertible at a price determined in the same manner as the purchase price for shares of our common stock if shares of common stock were to be issued. They will not be convertible into common stock if, as a result of the conversion, Merck KGaA would own greater than 19.9% of our common stock. This 19.9% limitation is in place through December 2002. After this date, Merck KGaA must sell shares it receives as a result of conversion to the extent such shares result in Merck KGaA's owning in excess of 19.9% of our common stock. We have granted Merck KGaA certain registration rights regarding the shares of common stock that it may acquire upon conversion of the series A preferred stock and milestone shares.

        This agreement may be terminated by Merck KGaA in various instances, including (1) at its discretion on any date on which a milestone is achieved (in which case no milestone payment will be made), or (2) for a one-year period after first commercial sale of IMC-C225 in Merck KGaA's territory, upon Merck KGaA's reasonable determination that the product is economically unfeasible (in which case Merck KGaA is entitled to receive back 50% of the cash-based up-front fees and milestone payments then paid to date, but only out of revenues received, if any, based upon a royalty rate applied to the gross profit from IMC-C225 sales or IMC-C225 license fees in the United States and Canada). Under the agreement, Merck KGaA is required to provide us with a guaranty of a $30,000,000 credit facility relating to the construction of the product launch manufacturing facility. As of March 28, 2001, we have not utilized this guaranty and we are exploring ways in which we might alter that portion of the agreement. In the event of termination of the agreement, and in the event Merck KGaA provided such a guaranty, we would be required to use our best reasonable efforts to cause the release of Merck KGaA as guarantor. Merck KGaA has also agreed to pay for one-half of the outside contract service costs incurred with respect to the multinational Phase III clinical trial of IMC-C225 in combination with radiation in head and neck cancer patients.

        As of December 31, 2000, we had recorded $28,000,000 as fees potentially refundable to our corporate partner under this agreement and not as revenue due to the fact that this amount was refundable to Merck KGaA in the event a condition relating to obtaining certain collateral license agreements was not satisfied. In March 2001, this condition was satisfied and approximately $24,000,000 will be recognized as revenue during the first quarter of 2001.

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

        - we have granted Merck KGaA a license to develop and market BEC2 worldwide and gp75 outside North America

        - we have retained the right to co-promote BEC2 within North America

        - it is intended that we will be the bulk product manufacturer of BEC2 to support worldwide sales

        - we are required to give Merck KGaA the opportunity to negotiate a license in North America to gp75 before granting such a license to any third party

In return, Merck KGaA:

        - has made research support payments to us totaling $4,700,000

        - is required to make milestone payments to us of up to $22,500,000, of which $3,000,000 has been received through March 28, 2001, based on milestones achieved in the product development of BEC2

        - is required to make royalty payments to us on all sales of the licensed products outside North America, if any, with a portion of the earlier funding received under the agreement being creditable against the amount of royalties due

        Merck KGaA is responsible for conducting the clinical trials and regulatory submissions outside North America, and we are responsible for conducting those within North America. Costs worldwide to conduct a multi-site, multinational Phase III clinical trial to obtain approval for the indication of the treatment of limited disease small-cell lung carcinoma for BEC2 are the responsibility of Merck KGaA. These include our out-of-pocket costs (but do not include costs of establishing a manufacturing facility) for manufacturing materials for clinical trials, conduct of clinical trials and regulatory submissions (other than drug approval fees, which are the responsibility of Merck KGaA or us in our respective territories). If these expenses, including such expenses of Merck KGaA, exceed DM17,000,000, such excess expenses will be shared 60% by Merck KGaA and 40% by us. This expense level was reached during the fourth quarter of 2000 and all expenses from that point forward are being shared 60% by Merck KGaA and 40% by us. We will negotiate with Merck KGaA the allocation of costs for the conduct of additional clinical trials for other indications. We are responsible for providing the supply of the active agent outside of North America at the expense of Merck KGaA, and the parties intend that the cost of goods sold in North America be paid out of gross sales of any licensed product in North America in accordance with a co-promotion agreement to be negotiated.

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

        In connection with the December 1997 amendment to the agreement with Merck KGaA for BEC2, Merck KGaA purchased from us 400,000 shares of our series A convertible preferred stock (the "series A preferred stock") for a total price of approximately $40,000,000. Merck KGaA has converted 200,000 of its 400,000 shares of series A preferred stock into a total of 2,099,220 shares of common stock. Of its 400,000 shares of series A preferred stock, Merck KGaA converted 100,000 shares in 1999 and 100,000 shares in 2000 into a total of 2,099,220 shares of common stock. In December 2000 we redeemed the remaining 200,000 outstanding shares of series A preferred stock for a total redemption price of $24,000,000 plus accrued and unpaid dividends of approximately $1,200,000. We also paid Merck KGaA a dividend of approximately $574,000 in connection with the 100,000 shares of series A preferred stock converted in December 2000.

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

        In December 1996, we amended our agreement with Abbott to allow Abbott to exclusively license our patented DNA signal amplification technology, Ampliprobe, to Chiron Diagnostics. DNA signal amplification technology such as Ampliprobe also uses DNA signal amplification techniques in detecting the presence of DNA or RNA in biological samples, thereby indicating the presence of disease. Abbott receives a royalty payment from Chiron on all sales of Chiron branched DNA diagnostic probe technology in countries covered by our patents. Abbott, in turn, pays any such royalties it receives to us. The Chiron branched DNA diagnostic probe technology was sold to Bayer Pharmaceutical Corporation in 2000.

        Under the agreement Abbott has paid us up-front fees and research support, and is obligated to pay milestone fees and royalties on sales. In June 1997, we received two milestone payments from Abbott totaling $1,000,000, as a result of a patent issuance in Europe for our RCR technology. This was partially credited against royalties. The issuance of the patent also entitles us to receive royalty payments on sales in covered European countries for products using our RCR technology. In December 1999, a U.S. patent was issued for the RCR technology for which we have received a $500,000 milestone payment from Abbott and are receiving royalties on sales for a two-year period from initiation of U.S. sales by Abbott for products using the RCR technology. In February 2000, a Japanese patent was issued on this technology and as a result we received a $250,000 milestone payment. The agreement terminates upon the later of (1) the last to expire of any patents issued covered by the technology or (2) if no patents are granted, twenty years, subject to certain earlier termination provisions contained in the agreement. We have an exclusive world-wide fully paid up license to the RCR technology and the patents issued with respect to it.

        For the year ended December 31, 2000 we earned total revenues of $1,211,000 pursuant to our strategic alliance with Abbott which consisted of milestone payments and royalties.

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

        In September 1993, Cyanamid's Lederle-Praxis Biologicals division and ImClone Systems entered into a research collaboration agreement, which by its terms supersedes the earlier agreement as to N. gonorrhea vaccine candidates, but not as to Herpes Simplex Virus vaccine candidates. The successor to Cyanamid, American Home Products Corporation ("American Home"), has the responsibility under this agreement to pay research support to us, as well as milestone fees and royalties on sales of any N. gonorrhea vaccine that might arise from the collaboration. In January 1998, this agreement was extended to continue annual research funding payable to us in the amount of $300,000 through September 1999 and to extend the period by which American Home was required to have filed an IND application to initiate clinical trials with a vaccine candidate. In October 1999, this milestone was achieved, and American Home made a $500,000 payment to us.

        American Home has the responsibility under both agreements for conducting pre-clinical and clinical trials of the vaccine candidates, obtaining regulatory approval, and manufacturing and marketing the vaccines. American Home is required to pay royalties to us in connection with sales of the vaccines, if any.

        In the year ended December 31, 2000 we recorded no revenues under the American Home agreements.

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

        In the year ended December 31, 2000 we recorded revenues of $40,000 under the SmithKline Beecham agreement, which consisted of a license fee.

DAKO CORPORATION

        We have an agreement with DAKO Corporation for the development of an EGF Receptor screening kit. Under the terms of the agreement, DAKO will develop the kit, which will be used to screen tumors for expression of EGF Receptor to identify patients that may be receptive to treatment with IMC-C225. We selected DAKO to develop the screening kit because of its reputation for quality and its experience in the development of diagnostics for other oncology-related monoclonal antibody therapeutics. A wholly-owned subsidiary of DAKO A/S of Denmark, DAKO is a global provider of cancer diagnostics and research products that use antibodies, nucleic acid probes and proprietary detection technologies to identify specific disease-associated molecules in tissues and cells.

IMMUNEX CORPORATION

        We are the exclusive licensee of a family of patents and patent applications covering the FLK-2/ FLT-3 receptor. FLK-2/FLT-3 growth factor is a protein that binds to and activates the FLK-2/FLT-3 receptor. The FLK-2/FLT-3 growth factor is owned by Immunex.

        In December 1996, we entered into a non-exclusive license and supply agreement with Immunex Corporation ("Immunex"), under which we granted Immunex an exclusive worldwide license to the FLK-2/ FLT-3 receptor for the limited use of the manufacture of the FLK-2/FLT-3 growth factor. Immunex is currently testing the growth factor in human trials for stem cell stimulation and for tumor inhibition. Under this agreement, we receive royalty and licensing fees from Immunex, and Immunex has granted us a license to use the FLK-2/FLT-3 growth factor for use in our ex vivo research on stem cells. In addition, Immunex has granted us a world-wide non-exclusive license to use and sell the FLK-2/FLT-3 growth factor, manufactured by Immunex, for ex vivo stem cell expansion, together with an exclusive license to distribute the growth factor with our own proprietary products for ex vivo expansion. Immunex will also supply FLK-2/FLT-3 growth factor to us. Subject to earlier termination provisions contained in the agreements, our license terminates in December 2001, subject to a five-year renewal period, and Immunex's license terminates thirteen years after the first commercial sale of the product.

        In the year ended December 31, 2000, we recorded no revenues under this agreement.

MANUFACTURING

        We own and operate a pilot manufacturing facility for biologics in Somerville, New Jersey for the manufacture of clinical trial materials. At our pilot facility we manufacture a portion of the IMC-C225 utilized for clinical trials and are developing the purification process for IMC-1C11 and are in the early stages of its production for clinical trials. Our pilot facility is operated in accordance with current Good Manufacturing Practices ("cGMP"), which is a requirement for product manufactured for use in clinical trials and for commercial sale.

        Production in commercial quantities will require us to expand our manufacturing capabilities significantly and hire and train additional people. We are building our new 80,000 square foot product launch manufacturing facility adjacent to the pilot facility in Somerville, New Jersey. The product launch manufacturing facility contains three 10,000 liter (working volume) fermenters and is dedicated to the commercial production of IMC-C225. The construction of the product launch manufacturing facility is substantially complete. The necessary commissioning and validation is expected to be completed by the end of 2001. The launch facility will cost a total of approximately $50,000,000. We have incurred approximately $35,934,000 in engineering, capitalized interest, pre-construction and construction costs associated with the product launch manufacturing facility through December 31, 2000.

        To date, under a 1999 development agreement, Boehringer Ingelheim Pharma KG, commonly known as BI, has supplied us with relatively small quantities of IMC-C225 to supplement the quantities of IMC-C225 that we produce and that we and Merck KGaA use in clinical trials that exceed the capacity of our pilot facility. The total cost under this agreement was approximately DM11,440,000. This material was provided to Merck KGaA for use in clinical trials in its territory. Merck KGaA has reimbursed us in full for this amount pursuant to the terms of our agreement with Merck KGaA.

        In December 1999, we entered into a development and manufacturing services agreement with Lonza Biologics PLC, more commonly known as Lonza. Under the agreement, Lonza is responsible for process development and scale-up to manufacture IMC-C225. These steps are being taken to assure that its process will produce bulk material that conforms with our reference material. As of December 31, 2000, the Company has incurred approximately $1,677,000 for services provided under this agreement. In September 2000, we entered into a three-year commercial manufacturing services agreement with Lonza relating to IMC-C225. Under the agreements with Lonza, Lonza is manufacturing product at the 5,000 liter scale under cGMP conditions and delivering it to us over a term ending no later than December 2003. As of December 31, 2000, the Company has incurred approximately $5,400,000 for services provided under this agreement and has included this amount as research and development expense. In the event the commercial manufacturing services agreement is terminated by the Company, the Company will be required to pay 85% of the stated costs for each of the first ten batches cancelled, 65% of the stated costs for each of the next ten batches cancelled and 40% of the stated costs for any remaining batches cancelled. These amounts are subject to mitigation should Lonza use its manufacturing capacity caused by such termination for another customer.

        If we obtain FDA approval of IMC-C225 prior to the FDA approval required of our product launch manufacturing facility or if a contract manufacturer retained for such contingency is unable to deliver approved product to us on a timely basis, we may have insufficient quantities of IMC-C225 for the product launch. In any event, we will continue to seek to enter into arrangements with contract manufacturers in order to provide a second source of supply for our products as well as additional capacity for the manufacture of our products.

        We are reviewing engineering plans relating to a second commercial manufacturing facility that would be a multi-use facility with capacity of up to 60,000 liters (working volume). Such a facility would be built on property we recently purchased that is adjacent to our product launch manufacturing facility. A determination as to whether to proceed with a second commercial manufacturing facility will be made as IMC-C225 moves further along in the FDA approval process.

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

        We have hired a Vice-President of Marketing and Sales and directors of marketing, field sales and sales operations, each with experience in the commercial launch of a monoclonal antibody cancer therapeutic, to develop our internal marketing and sales capabilities. We are preparing for the marketing and sale of IMC-C225 in the U.S. and Canada, and in that regard, will be hiring regional sales managers and arranging for the hiring or contracting of a sales force prior to the commencement of IMC-C225 sales. Other functions related to commercialization will be outsourced, especially those requiring considerable manpower and infrastructure resources such as inventory control, distribution, accounts receivable and reimbursement. We are currently designing our campaign to elicit the active involvement of leaders in the oncology field to broaden the knowledge of the potential significance of IMC-C225.

        We intend that the sales capability we will build for IMC-C225 will allow us to directly market other cancer therapeutics that we may develop, including IMC-1C11 or a successor human antibody anti-angiogenic therapeutic, when and if we receive such regulatory approval.

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

        - obtain patents to protect our own products

        - obtain licenses to use the technologies of third parties, which may be protected by patents

        - protect our trade secrets and know-how

        - operate without infringing the intellectual property and proprietary rights of others

PATENT RIGHTS; LICENSES

        We currently have exclusive licenses or assignments to 77 issued patents worldwide that relate to our proprietary technology in the United States and foreign countries, 43 of which are issued United States patents. In addition, we currently have exclusive licenses or assignments to approximately 58 families of patent applications.

        IMC-C225. We have an exclusive license from the University of California at San Diego to an issued U.S. patent for the murine form of IMC-C225, our EGF Receptor antibody product. We believe that this patent's scope should be its literal claim scope as well as other antibodies not literally embraced but potentially covered under the patent law doctrine of equivalents. Whether or not a particular antibody is found to be an equivalent to the antibodies literally covered by the patent can only be determined at the time of a potential infringement, and in view of the technical details of the potentially infringing antibody in question. Our licensor of this patent did not obtain patent protection outside the U.S. for this antibody.

        We are pursuing additional patent protection relating to the field of EGF Receptor antibodies in the treatment of cancer that may limit the ability of third parties to commercialize EGF Receptor antibodies for such use. Specifically, we are pursuing patent protection for the use of EGF Receptor antibodies in combination with chemotherapy to inhibit tumors or tumor growth. We have exclusively licensed, from Rhone-Poulenc Rorer Pharmaceuticals, now known as Aventis, patent applications seeking to cover the therapeutic use of antibodies to the EGF Receptor in conjunction with chemotherapeutic agents. A Canadian patent was issued in this family, the patent examiner in Europe has indicated an intent to issue a European patent and a Notice of Allowance has been issued in the United States. We have filed additional patent applications based on our own research that would cover the use of IMC-C225 as well as other EGF Receptor inhibitors in conjunction with radiation therapy, and the use of IMC-C225 as well as other EGF Receptor antibodies in refractory patients, either alone or in combination with chemotherapy or radiation therapy. We have also filed patent applications that include claims on the use of IMC-C225 to significantly inhibit the growth of tumor cells, and humanized forms of the antibody and fragments. We have also obtained a non-exclusive license from Celltech Therapeutics Limited, which relates to aspects of the production of IMC-C225.

        Our license agreements with the University of California, San Diego, Aventis and Celltech require us to pay royalties on sales of IMC-C225 that are covered by these licenses.

        There can be no assurance that patent applications related to the field of antibodies in the treatment of cancer to which our company holds rights will result in the issuance of patents, that any patents issued or licensed to our company related to IMC-C225 or its use will not be challenged and held to be invalid or of a scope of coverage that is different from what we believe the patent's scope to be, or that our company's present or future patents related to these technologies will ultimately provide adequate patent coverage for or protection of our company's present or future EGF Receptor antibody technologies, products or processes. Since patent applications are secret until patents are issued in the U.S., or corresponding applications are published in foreign countries, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first to make our inventions, or that we were the first to file patent applications for such inventions. In addition, patents do not give the holder the right to commercialize technology covered by the patents, should our production or its use be found by a court to be embraced by the patent of another.

        In the event that we are called upon to defend and/or prosecute patent suits and/or related legal or administrative proceedings, such proceedings are costly and time consuming and could result in loss of our patent rights. Litigation and patent interference proceedings could result in substantial expense to us and significant diversion of efforts by our technical and management personnel. An adverse determination in any such interference or in patent litigation, particularly with respect to IMC-C225, to which we may become a party could subject us to significant liabilities to third parties or require us to seek licenses from third parties. If required, the necessary licenses may not be available on acceptable financial or other terms or at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us, in whole or in part, from commercializing our products, which could have a material adverse effect on our business, financial conditions and results of operations.

        In the event that there is patent litigation involving one or more of the patents issued to our company, there can be no guarantee that the patents will be held valid and enforceable. The scope of patents are expected to be called into question and could result in a decision by a court that the claims have a different scope than we believe them to have. Further, the outcome of patent litigation is subject to intangibles that cannot be adequately quantified in advance, including the demeanor and credibility of witnesses that will be called to testify, the identity of the adverse party, etc. This is especially true in biotechnology related patent cases that may turn on the testimony of experts as to technical facts upon which experts may reasonably disagree.

        We are aware of a U.S. patent issued to a third party that includes claims covering the use, subject to certain restrictions, of antibodies to the EGF Receptor and cytotoxic factors to inhibit tumor growth. Our patent counsel has advised us that in its opinion, subject to the assumptions and qualifications set forth in such opinion, no valid claim of this third party patent is infringed by reason of our manufacture or sale, or medical professionals' use of IMC-C225 alone or in combination with chemotherapy or radiation therapy and, therefore, in the event of litigation for infringement of this third party patent, a court should find that no valid claim of this third party patent is infringed. Based upon this opinion, as well as our review, in conjunction with our patent counsel, of other relevant patents, we believe that we will be able to commercialize IMC-C225 alone and in combination with chemotherapy and radiation therapy provided we successfully complete our clinical trials and receive the necessary FDA approvals. This opinion of counsel, however, is not binding on any court or the U.S. Patent and Trademark Office. In addition, there can be no assurance that we will not in the future, in the U.S. or any other country, be subject to patent infringement claims, patent interference proceedings or adverse judgments in patent litigation.

        There can be no assurance that our company will not be subject to claims in patent suits, that one or more of our products or processes infringe their patents or violate the proprietary rights of third parties. Defense and prosecution of such patent suits can result in the diversion of substantial financial, management and other resources from our company's other activities. An adverse outcome could subject our company to significant liability to third parties, require our company to obtain licenses from third parties, or require our company to cease any related product development activities or product sales.

        An adverse determination by a court in any such patent litigation, or the U.S. Patent and Trademark Office in a patent interference proceeding particularly with respect to IMC-C225, to which we may become a party would subject us to significant liabilities to third parties or require us to seek licenses from third parties, or loss in whole or part of our ability to continue to sell our product. If required, the necessary licenses may not be available on acceptable terms or at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us, in whole or in part, from commercializing our products, which could have a material adverse effect on our business, financial condition and results of operations.

        IMC-C225 is a "chimerized" monoclonal antibody, which means it is made of antibody fragments derived from more than one type of animal. Patents have been issued to other biotechnology companies that relate to chimerized antibodies or their manufacture. Therefore, we may be required to obtain licenses under these patents before we can commercialize our own chimerized monoclonal antibodies, including IMC-C225.

        We cannot be certain that we will ever be able to obtain such patent licenses related to chimerized monoclonal antibodies in the U.S. or in other territories of the world where we would want to commercialize IMC-C225. Even if we are able to obtain other licenses as requested, there can be no assurance that our company would be able to obtain a license on financial or other terms acceptable to our company or that we would be able to successfully redesign our products or processes to avoid the scope of such patents. In either such case, such inability would have a material adverse effect on our business, financial condition and results of operations. We cannot guarantee that the cost of such licenses would not materially affect the ability to commercialize IMC-C225.

        BEC2. We have exclusively licensed from Sloan Kettering a family of patents and patent applications relating to our BEC2 monoclonal anti-idiotypic antibody. We know that others have been issued patents in the U.S. and Europe relating to anti-idiotypic antibodies or their use for the treatment of tumors. These patents could be alleged by the third party patent holders in a suit for patent infringement to be valid and to cover BEC2 or certain uses of BEC2. We have entered into a license agreement with Merck KGaA, which entitles Merck KGaA to market BEC2 world-wide with the exception of North America, while we are entitled to co-promote BEC2 in North America. Merck KGaA, our licensee of BEC2, has informed us that it has obtained non-exclusive, worldwide licenses to some of these patents in order for Merck KGaA to market BEC2 within its territory.

        Our license from Sloan Kettering requires us to pay royalties on sales of BEC2.

        Even if the BEC2 related patent applications mature into issued patents, there can be no assurance that others will not be, or have not been, issued patents that may prevent the sale of one or more of our company's products or the practice of one or more of our company's processes, or require licensing and the payment of significant fees or royalties by our company to third parties in order to enable us to conduct its business.

        There can be no assurance that our company will not be subject to claims that one or more of its products or processes infringe other patents or violate the proprietary rights of third parties. In the event that we are called upon to defend and/or prosecute patent suits the related legal and administrative proceedings are costly and time consuming and could result in loss of patent rights. In addition, defense and prosecution of patent suits can result in the diversion of substantial financial, management and other resources from our company's other activities. An adverse outcome could subject our company to significant liability to third parties, require our company to obtain licenses from third parties, or require our company to cease any related product development activities or product sales.

        In the event we are required to seek other patent licenses related to BEC2, we cannot be certain that we will ever be able to obtain such patent licenses in the U.S. or other parts of the world where we would want to commercialize BEC2. Even if we are able to obtain other licenses as requested, there can be no assurance that our company would be able to obtain a license on financial or other terms acceptable to our company or that we would be able to successfully redesign its products or processes to avoid such patents. In either such case, such inability could have a material adverse effect on our business, financial condition and results of operations. We cannot guarantee that the cost of such licenses would not materially affect the ability to commercialize BEC2.

        ANGIOGENESIS INHIBITORS. With respect to our research on inhibitors to angiogenesis based on the FLK-1 receptor, we are the exclusive licensee from Princeton University of a family of patents and patent applications covering recombinant nucleic acid molecules that encode the FLK-1 receptor and antibodies to extracellular portions of the receptor and its human homolog, KDR. We are also the assignee of a family of patents and patent applications filed by our scientists generally related to angiogenesis-inhibiting antibodies to receptors that bind VEGF as covered by the claim language, which is not presented herein. One of the patents licensed from Princeton University claims the use of FLK-1 receptor antibodies to isolate cells expressing the FLK-1 receptor on their cell surfaces. Additionally, we are a co-owner of a patent application claiming the use of FLK-1/KDR receptor antibodies to isolate endothelial stem cells that express FLK-1/KDR on their cell surfaces. At present, we are seeking exclusive rights to this invention from the co-owners.

        Our license from Princeton University requires us to pay royalties on sales that would otherwise infringe the licensed patents, which cover antibodies to the FLK-1/KDR receptor including IMC-1C11.

        IMC-1C11 is a "chimerized" monoclonal antibody, which means it is made of antibody fragments derived from more than one type of animal. Patents have been issued to other biotechnology companies that relate to chimerized antibodies or their manufacture. Therefore, we may be required to obtain licenses under these patents before we can commercialize our own chimerized monoclonal antibodies, including IMC-1C11.

        We cannot be certain that we will ever be able to obtain such patent licenses related to chimerized monoclonal antibodies in the U.S. or in other territories of the world where we would want to commercialize IMC-1C11. Even if we are able to obtain other licenses as requested, there can be no assurance that our company would be able to obtain a license on financial or other terms acceptable to our company or that we would be able to successfully redesign our products or processes to avoid the scope of such patents. In either such case, such inability would have a material adverse effect on our business, financial condition and results of operations. We cannot guarantee that the cost of such licenses would not materially affect the ability to commercialize IMC-1C11.

        There can be no assurance that others will not be, or have not been, issued patents that may prevent the sale of one or more of our company's products or the practice of one or more of our company's processes, or require licensing and the payment of significant fees or royalties by us to third parties in order to enable us to conduct business.

        There can be no assurance that our company will not be subject to claims that one or more of our products or processes infringe other patents or violate the proprietary rights of third parties. In the event that we are called upon to defend and/or prosecute patent suits the related legal and administrative proceedings are costly and time consuming and could result in loss of patent rights. In addition, defense and prosecution of patent suits can result in the diversion of substantial financial, management and other resources from our company's other activities. An adverse outcome could subject our company to significant liability to third parties, require our company to obtain licenses from third parties, or require our company to cease any related product development activities or product sales.

        VE CADHERIN. We have an assignment of a family of patent applications covering cadherin molecules that are involved in endothelial cell interactions. These interactions are believed to be involved in angiogenic processes. The subject patent applications also cover antibodies that bind to, and affect, the cadherin molecules.

        DIAGNOSTICS. Our diagnostics program has been licensed for commercial development to Abbott. The program includes target amplification technology and detection methods, such as RCR technology, signal amplification technology, such as Ampliprobe, and p53 mutation detection for assisting in cancer diagnosis. We have pending patent applications and have obtained patents that relate to our diagnostics program. We have either an assignment from our own scientists or exclusive licenses from academic institutions to these families of patents and patent applications. We have an exclusive license to an issued patent assigned to Princeton University related to the underlying technology for our Ampliprobe signal amplification and detection system. We are aware that patent applications have been filed by, and that patents have been issued to, third parties in the field of DNA amplification technology. This could affect Abbott's ability to commercialize our diagnostic products, and our ability to collect royalties for such commercialization.

        Even if the diagnostics related patent applications mature into issued patents, there can be no assurance that others will not be, or have not been, issued patents that may prevent the commercial development of one or more of the technologies included in the diagnostics program or practice of one or more of the technologies included in the diagnostics program, or require licensing and the payment of significant fees or royalties by our company to third parties in order to enable us to conduct our business.

        There can be no assurance that our company will not be subject to claims that one or more of our products or processes infringe other patents or violate the proprietary rights of third parties. In the event that we are called upon to defend and/or prosecute patent suits the related legal and administrative proceedings are costly and time consuming and could result in loss of patent rights. In addition, defense and prosecution of patent suits can result in the diversion of substantial financial, management and other resources from our company's other activities. An adverse outcome could subject our company to significant liability to third parties, require our company to obtain licenses from third parties, or require our company to cease any related product development activities or product sales.

        TRADE SECRETS. With respect to certain aspects of our technology, we rely, and intend to continue to rely, on our confidential trade secrets, unpatented proprietary know-how and continuing technological innovation to protect our competitive position. Such aspects of our technology include methods of isolating and purifying antibodies and other proteins, collections of plasmids in viable host systems, and antibodies that are specific for proteins that are of interest to us. We cannot be certain that others will not independently develop substantially equivalent proprietary information or techniques, or that we are free of the patent or other rights of third parties to commercialize this technology.

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

        The process of obtaining requisite FDA approval has historically been costly and time consuming. Current FDA requirements for a new human drug or biological product to be marketed in the United States include: (1) the successful conclusion of pre-clinical laboratory and animal tests, if appropriate, to gain preliminary information on the product's safety; (2) filing with the FDA of an Investigational New Drug Application, commonly known as an IND, to conduct human clinical trials for drugs or biologics; (3) the successful completion of adequate and well-controlled human clinical investigations to establish the safety and efficacy of the product for its recommended use; and
(4) filing by a company and approval by the FDA of a New Drug Application ("NDA") for a drug product or a Biological License Application ("BLA") for a biological product to allow commercial distribution of the drug or biologic.

        Pre-clinical tests include the evaluation of the product in the laboratory and in animal studies to assess the potential safety and efficacy of the product and its formulation. The results of the pre-clinical tests are submitted to the FDA as part of an IND application to support the evaluation of the product in human subjects or patients.

        Clinical trials involve administration of the product to patients under supervision of a qualified principal investigator. Such trials are typically conducted in three sequential phases, although the phases may overlap. In Phase I, the initial introduction of the drug into human subjects, the product is tested for safety, dosage tolerance, absorption, metabolism, distribution, and excretion. Phase II involves studies in a limited patient population to: (1) determine the biological or clinical activity of the product for specific, targeted indications; (2) determine dosage tolerance and optimal dosage; and (3) identify possible adverse effects and safety risks. If Phase II evaluations indicate that a product is effective and has an acceptable benefit-to-risk relationship, Phase III trials may be undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population. Phase IV studies, or post-marketing studies, may also be required to provide additional data on safety or efficacy.

        The FDA reviews the results of the clinical trials and may order the temporary or permanent discontinuation of clinical trials at any time if it believes the product candidate exposes clinical subjects to an unacceptable health risk. Investigational products used in clinical studies must be produced in compliance with cGMP pursuant to FDA regulations.

        On November 21, 1997, President Clinton signed into law the Food and Drug Administration Modernization Act. That act codified the FDA's policy of granting "fast track" approval for cancer therapies and other therapies intended to treat serious or life threatening diseases and that demonstrate the potential to address unmet medical needs. The fast track program emphasizes close, early communications between FDA and the sponsor to improve the efficiency of preclinical and clinical development, and to reach agreement on the design of the major clinical efficacy studies that will be needed to support approval. Under the fast track program, a sponsor also has the option to submit and receive review of parts of the NDA or BLA on a rolling schedule approved by FDA, which expedites the review process.

        The FDA's Guidelines for Industry Fast Track Development Programs require that a clinical development program must continue to meet the criteria for Fast Track designation for an application to be reviewed under the Fast Track Program. Previously, the FDA approved cancer therapies primarily based on patient survival rates or data on improved quality of life. The FDA considered evidence of partial tumor shrinkage, while often part of the data relied on for approval, insufficient by itself to warrant approval of a cancer therapy, except in limited situations. Under the FDA's new policy, which became effective on February 19, 1998, fast track designation ordinarily allows a product to be considered for accelerated approval through the use of surrogate endpoints to demonstrate effectiveness. As a result of these provisions, FDA has broadened authority to consider evidence of partial tumor shrinkage or other surrogate endpoints of clinical benefit for approval. This new policy is intended to facilitate the study of cancer therapies and shorten the total time for marketing approvals. Under accelerated approval, the manufacturer must continue with the clinical testing of the product after marketing approval to validate that the surrogate endpoint did predict meaningful clinical benefit. We intend to take advantage of the fast track programs; however, it is too early to tell what effect, if any, these provisions may have on the approval of our product candidates.

        The orphan drug provisions of the Federal Food, Drug, and Cosmetic Act provide incentives to drug and biologics manufacturers to develop and manufacture drugs for the treatment of rare diseases, currently defined as diseases that exist in fewer than 200,000 individuals in the U.S. or, for a disease that affects more than 200,000 individuals in the U.S., where the sponsor does not realistically anticipate that its product will become profitable. Under these provisions, a manufacturer of a designated orphan product can seek tax benefits, and the holder of the first FDA approval of a designated orphan product will be granted a seven-year period of marketing exclusivity for that product for the orphan indication. While the marketing exclusivity of an orphan drug would prevent other sponsors from obtaining approval of the same compound for the same indication, it would not prevent other types of drugs from being approved for the same indication.

        Some of our cancer treatments require the use of in vitro diagnostic products to test patients for particular traits. In vitro diagnostic products are generally regulated by the FDA as medical devices. Before a medical device may be marketed in the United States, the manufacturer generally must obtain either clearance through a 510(k) premarket notification ("510(K)") process or approval through the premarket approval application ("PMA") process. Section 510(k) notifications may be filed only for those devices that are "substantially equivalent" to a legally marketed predicate device. If a device is not "substantially equivalent" to a legally marketed predicate device, a PMA must be filed. The premarket approval procedure generally involves more complex and lengthy testing, and a longer review process than the 510(k) process.

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

        Sales outside the United States of products we develop will also be subject to regulatory requirements governing human clinical trials and marketing for drugs and biological products and devices. The requirements vary widely from country to country, but typically the registration and approval process takes several years and requires significant resources. In most cases, if the FDA has not approved a product for sale in the United States the product may be exported for sale outside of the United States only if it has been approved in any one of the following: the European Union, Canada, Australia, New Zealand, Japan, Israel, Switzerland and South Africa. There are specific FDA regulations that govern this process.

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

HUMAN RESOURCES

        We initiated our in-house research and development in 1986. We have assembled a scientific staff with a variety of complementary skills in a broad base of advanced research technologies, including oncology, immunology, molecular and cell biology, antibody engineering, protein and medicinal chemistry and high-throughput screening. We have also recruited a staff of technical and professional employees to carry out manufacturing of clinical trial materials at our Somerville, New Jersey facility. Of our 272 full-time personnel on February 28, 2001, 149 were employed in our product development, clinical and manufacturing programs, 55 in research, and 68 in administration. Our staff includes 25 persons with Ph.D.s and four with M.D.s.

ITEM 2.  PROPERTIES

RESEARCH FACILITY -- NEW YORK, NEW YORK

        We have occupied two contiguous leased floors at 180 Varick Street in New York City since 1986. The current lease for the two floors was effective as of January 1, 1999 and expires in December 2004. The rent under the lease increases by 3% per year. Rent expense for the New York facility was approximately $838,000, $817,000 and $574,000 for the years ended December 31, 2000, 1999 and 1998, respectively. During 2000, we completed renovations of this facility to better fit our needs at a cost of approximately $2,800,000. In December 2000, we modified our lease to provide for another approximately 1,800 square feet on a contiguous floor for an initial annual rent of $63,000, which increases annually by 3%.

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

MANUFACTURING FACILITIES -- SOMERVILLE, NEW JERSEY

        In 1992, we acquired certain property and a building in Somerville, New Jersey at a cost to us of approximately $4,665,000, including expenses. We have retrofitted the building to serve as our pilot facility for clinical trial manufacturing. When purchased, the facility had in place various features, including clean rooms, air handling, electricity, and water for injection systems and administrative offices. The cost for completion of facility modifications was approximately $5,400,000. We currently operate the facility to develop and manufacture materials for a portion of our clinical trials. Under certain circumstances, we also may use the facility for the manufacturing of commercial products. In January 1998, we completed the construction and commissioning of a 1,750 square foot process development center at this facility dedicated to manufacturing process optimization for existing products and the pre-clinical and Phase I development of new biological therapeutics.

        We are building our new 80,000 square foot product launch manufacturing facility adjacent to the pilot facility in Somerville, New Jersey. The product launch manufacturing facility contains three 10,000 liter (working volume) fermenters and is dedicated to the commercial production of IMC-C225. The construction of the product launch manufacturing facility is substantially complete. The necessary commissioning and validation is expected to be completed by the end of 2001. The launch facility will cost a total of approximately $50,000,000. We have incurred approximately $35,934,000 in engineering, capitalized interest, pre-construction and construction costs associated with the product launch manufacturing facility through December 31, 2000.

        We are reviewing engineering plans relating to a second commercial manufacturing facility that would be a multi-use facility with capacity of up to 60,000 liters (working volume). Such a facility would be built on property we recently purchased that is adjacent to our product launch manufacturing facility. A determination as to whether to proceed with a second commercial manufacturing facility will be made as IMC-C225 moves further along in the FDA approval process.

        In September 2000, we entered into a one-year lease with GM Stainless, Inc. for approximately 7,600 square feet of office space in a building across the street from the launch facility in order to house the additional personnel being hired in connection with our expansion of our clinical, medical and regulatory affairs functions. The lease will automatically renew each year for up to three additional years unless terminated three months prior to the expiration of that year. The current annual rent of $91,200 will be adjusted for inflation in any subsequent years.

ITEM 3.  LEGAL PROCEEDINGS

        There are currently no material legal proceedings pending against us or any of our property.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

        Our common stock is traded in the over-the-counter market and prices are reported on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "IMCL."

        The following table sets forth, for the periods indicated, the range of high and low sale prices for the common stock on the Nasdaq National Market, as reported by The Nasdaq Stock Market. The quotations shown represent inter-dealer prices without adjustment for retail mark-ups, mark downs or commissions, and may not necessarily reflect actual transactions. Share prices shown are adjusted for our 2-for-1 stock split effected in the form of a dividend in October 2000.

                                                               HIGH     LOW
                                                               ----     ---
Year ended December 31, 2000
  First Quarter.............................................  $85.99   $17.00
  Second Quarter............................................  $52.41   $30.19
  Third Quarter.............................................  $62.94   $30.75
  Fourth Quarter............................................  $69.13   $30.81

                                                               HIGH     LOW
                                                               ----     ---
Year ended December 31, 1999
  First Quarter.............................................  $ 8.47   $ 4.38
  Second Quarter............................................  $13.00   $ 7.75
  Third Quarter.............................................  $19.75   $10.66
  Fourth Quarter............................................  $21.63   $ 8.13

STOCKHOLDERS

        As of the close of business on March 28, 2001, there were approximately 352 holders of record of our common stock. We estimate that there are approximately 26,500 beneficial owners of our common stock.

DIVIDENDS

        We have never declared cash dividends on our common stock and have no present intention of declaring such cash dividends in the foreseeable future. The holder of our series A preferred stock was entitled to receive cumulative dividends at the annual rate of $6.00 per share, compounded annually. Of its 400,000 shares of series A preferred stock, Merck KGaA converted 100,000 shares in 1999 and 100,000 shares in 2000 into a total of 2,099,220 shares of common stock. In December 2000 we redeemed the remaining 200,000 outstanding shares of series A preferred stock for a total redemption price of $24,000,000 plus accrued and unpaid dividends of approximately $1,200,000. We also paid Merck KGaA a dividend of approximately $574,000 in connection with the 100,000 shares of series A preferred stock converted in December 2000.

RECENT SALES BY THE COMPANY OF UNREGISTERED SECURITIES

        In 2000, we issued an aggregate of 2,491,740 shares of unregistered common stock to holders of warrants upon exercise of such warrants for a total purchase price of $2,211,149, which were consummated as private sales under
Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            2000       1999       1998       1997       1996
                                          --------   --------   --------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues...............................   $  1,413   $  2,143   $  4,193   $  5,348   $    600
Operating expenses:
Research and development...............     57,384     30,027     21,049     16,455     11,482
Marketing, general and
  administrative.......................     16,651      9,354      7,145      5,356      3,961
                                          --------   --------   --------   --------   --------
  Total operating expenses.............     74,035     39,381     28,194     21,811     15,443
                                          --------   --------   --------   --------   --------
     Operating loss....................    (72,622)   (37,238)   (24,001)   (16,463)   (14,843)
                                          --------   --------   --------   --------   --------
Net interest and other (income)
  expense(1)...........................     (4,867)    (2,627)    (2,619)      (972)       (95)
                                          --------   --------   --------   --------   --------
Loss before extraordinary item and
cumulative effect of change in
  accounting
policy.................................    (67,755)   (34,611)   (21,382)   (15,491)   (14,748)
Extraordinary loss on extinguishment of
  debt.................................         --         --         --         --     (1,267)
Cumulative effect of change in
  accounting
policy for the recognition of upfront
non-refundable fees....................     (2,596)        --         --         --         --
                                          --------   --------   --------   --------   --------
Net loss...............................    (70,351)   (34,611)   (21,382)   (15,491)   (16,015)
Preferred dividends....................      6,773      3,713      3,668        163         --
                                          --------   --------   --------   --------   --------
Net loss to common stockholders........   $(77,124)  $(38,324)  $(25,050)  $(15,654)  $(16,015)
                                          ========   ========   ========   ========   ========
Net loss per common share:
  Basic and diluted:
     Loss before extraordinary loss and
       cumulative effect of change
     in accounting policy..............   $  (1.18)  $  (0.75)  $  (0.52)  $  (0.33)  $  (0.38)
     Extraordinary loss on
       extinguishment of debt..........         --         --         --         --      (0.03)
     Cumulative effect of change in
accounting policy......................      (0.04)        --         --         --         --
                                          --------   --------   --------   --------   --------
  Net loss.............................   $  (1.22)  $  (0.75)  $  (0.52)  $  (0.33)  $  (0.41)
                                          ========   ========   ========   ========   ========
Weighted average shares outstanding....     63,030     50,894     48,602     46,914     38,742

                                                               DECEMBER 31,
                                         ---------------------------------------------------------
                                           2000        1999        1998        1997        1996
                                         ---------   ---------   ---------   ---------   ---------
                                                              (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and securities....................  $ 297,169   $ 119,368   $  46,739   $  59,610   $  13,514
Working capital........................    221,846      97,064      35,073      56,671       7,695
Total assets...........................    371,491     145,694      62,252      75,780      25,885
Long-term obligations..................    242,688       3,335       3,746       3,430       2,775
Accumulated deficit....................   (243,808)   (173,457)   (138,846)   (117,464)   (101,973)
Stockholders' equity...................  $  43,432   $ 112,298   $  45,174   $  68,226   $  16,589

- ---------------
(1) Net interest and other income is presented net of interest income, interest expense and realized and unrealized gains and losses on securities and investments.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis by our management is provided to identify certain significant factors that affected our financial position and operating results during the periods included in the accompanying financial statements.

OVERVIEW AND RISK FACTORS

        We are a biopharmaceutical company advancing oncology care by developing a portfolio of targeted biologic treatments, which address the unmet medical needs of patients with a variety of cancers. Our three programs include growth factor blockers, cancer vaccines and anti-angiogenesis therapeutics. Since our inception in April 1984, we have devoted substantially all of our efforts and resources to research and development conducted on our own behalf and through collaborations with corporate partners and academic research and clinical institutions. We have not derived any commercial revenue from product sales. As a result of our substantial research and development costs, we have incurred significant operating losses and we have generated a cumulative net loss of approximately $244,000,000 for the period from our inception to December 31, 2000. We expect to incur additional operating losses, which could be substantial.

        Substantially all of our revenues were generated from license and research arrangements with collaborative partners. Such revenues, as well as our results of operations, have fluctuated and are expected to continue to fluctuate significantly from period to period due to:

        - the status of development of our various product candidates

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

        - timely payment by our corporate partners of amounts payable to us

        - the addition or termination of research programs or funding support

        - variations in the level of expenses related to our proprietary product candidates during any given period

        In order for them to be commercialized, our product candidates will require additional development and clinical testing, which will require significant additional funds. Generally, to make a profit we will need to successfully develop, test, introduce and market our products. It is not certain that any of our products will be successfully developed or that required regulatory approvals to commercialize them can be obtained. Further, even if we successfully develop a product, there is no assurance that we will be able to successfully manufacture or market that product or that customers will buy it.

        In December 1998, we entered into an agreement with Merck KGaA, a German-based drug company, relating to the development, marketing and sale of IMC-C225. Under this agreement: (1) we have retained the rights to develop and market IMC-C225 within the United States and Canada; (2) we have granted Merck KGaA exclusive rights, except in Japan, to develop and market IMC-C225 outside of the United States and Canada; (3) we have agreed to seek to supply Merck KGaA, and Merck KGaA will purchase from us, IMC-C225 for the conduct of clinical trials and the commercialization of the product outside of the United States and Canada; (4) we will co-develop and co-market IMC-C225 in Japan with Merck KGaA; and (5) we have granted Merck KGaA an exclusive license outside of the United States and Canada, without the right to sublicense, to certain of our patents to apply to a humanized antibody to the EGF Receptor on which Merck KGaA has performed preclinical studies.

        In return, Merck KGaA has agreed, subject to the terms of the agreement, to (1) pay us $30,000,000 in up-front fees and early cash-based milestone payments based upon our achievement of the milestones set forth in the agreement, (2) pay us an additional $30,000,000 if further milestones are achieved for which Merck KGaA will receive equity in ImClone Systems that will be priced at varying premiums to the then-market price of the common stock depending upon the timing of the achievement of the respective milestones, (3) provide us, subject to certain terms, a guaranty of a $30,000,000 credit facility relating to the construction of a new IMC-C225 product launch manufacturing facility, (4) fund clinical development of IMC-C225 outside of the United States and Canada, and (5) pay us royalties on future sales of IMC-C225 in its territory, if any.

        This agreement may be terminated by Merck KGaA in various instances, including (1) at its discretion on any date on which a milestone is achieved (in which case no milestone payment will be made), or (2) for a one-year period after first commercial sale of IMC-C225 in Merck KGaA's territory, upon Merck KGaA's reasonable determination that the product is economically unfeasible (in which case Merck KGaA is entitled to receive back 50% of up-front fees and cash-based milestone payments then paid to date, but only out of revenues received, if any, based upon a royalty rate applied to the gross profit from IMC-C225 sales or IMC-C225 license fees in the United States and Canada. Upon termination of the agreement, we would also be required to use our best reasonable efforts to cause the release of Merck KGaA as guarantor of the credit facility for our product launch facility were we to utilize the guaranty.

        Through December 31, 2000, Merck KGaA has paid us $28,000,000 in up-front and milestone fees which have been recorded as fees potentially refundable to corporate partner and not as revenue due to the fact that they were refundable to Merck KGaA in the event a condition relating to obtaining certain collateral license agreements was not satisfied. In March 2001, this condition was satisfied and approximately $24,000,000 will be recognized as revenue during the first quarter of 2001. Under the agreement, we are entitled to Merck KGaA's guaranty of a $30,000,000 credit facility. As of March 28, 2001, we have not utilized this guaranty and are exploring ways in which we might alter that portion of the agreement. Merck has also agreed to pay for one-half of the outside contract service costs incurred with respect to our multinational Phase III clinical trial using IMC-C225 with radiation in head and neck cancer patients.

        We have also granted Merck KGaA a license to develop and market BEC2 worldwide. We have retained the right to co-promote BEC2 with Merck KGaA within North America and it is intended that we will be the bulk manufacturer of BEC2 for worldwide production. In return, Merck KGaA has made research support payments to us totaling $4,700,000 and is required to make milestone payments to us of up to $22,500,000, of which $3,000,000 has been received through December 31, 2000. In addition, Merck KGaA is required to make royalty payments to us on any sales of BEC2 outside North America, with a portion of the milestone and research support payments received under the agreement being creditable against the amount of royalties due.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2000 AND 1999.

        Revenues. Revenues for the years ended December 31, 2000 and 1999 were $1,413,000 and $2,143,000, respectively, a decrease of $730,000, or 34%.
Revenues for the year ended December 31, 2000 primarily consisted of (1) $250,000 in milestone revenue and $961,000 in royalty revenue from our strategic corporate alliance with Abbott in diagnostics and (2) $162,000 in license fee revenue from our strategic corporate alliance with Merck KGaA for our principal cancer vaccine product candidate, BEC2. The license fee revenue related to the BEC2 agreement has been recognized as a direct result of a change in accounting policy with respect to revenue recognition (see notes 2(f) and 8 to the accompanying consolidated financial statements). Effective January 1, 2000, a portion of the previously recognized revenue from upfront payments received under the BEC2 research and license agreement was deferred and is now being recognized over the life of the related patents. Revenues for the year ended December 31, 1999 primarily consisted of (1) $500,000 in milestone revenue and $225,000 in research support from our strategic corporate alliance with American Home in infectious disease vaccines, (2) $533,000 in research and support payments from our strategic corporate alliance with Merck KGaA for BEC2, (3) $500,000 in milestone revenue and $305,000 in royalty revenue from our strategic corporate alliance with Abbott in diagnostics, and (4) $75,000 in license fees from our cross-licensing agreement with Immunex for novel hematopoietic growth factors. The decrease in revenues for the year ended December 31, 2000 was primarily attributable to the decrease in research and support revenue as a result of the completion of all research and support payments due from our research and license agreement with Merck KGaA for BEC2 and our strategic corporate alliance with American Home in infectious disease vaccines. The decrease was partially offset by the increase in royalties from our strategic corporate alliance with Abbott in diagnostics.

        Operating Expenses: Research and Development. Total operating expenses for the years ended December 31, 2000 and 1999 were $74,035,000 and $39,381,000, respectively, an increase of $34,654,000, or 88%. Research and development expenses for the years ended December 31, 2000 and 1999 were $57,384,000 and $30,027,000, respectively, an increase of $27,357,000 or 91%. Such amounts for the years ended December 31, 2000 and 1999 represented 78% and 76%, respectively, of total operating expenses. Research and development expenses include costs associated with our in-house and collaborative research programs, product and process development expenses, costs to manufacture our product candidates, particularly IMC-C225, quality assurance and quality control costs, costs to conduct our clinical trials and associated regulatory activities. Research and development expenses for the years ended December 31, 2000 and 1999 have been reduced by $4,817,000 and $6,473,000, respectively, for clinical trial and contract manufacturing costs that are reimbursable by Merck KGaA. The increase in research and development expenses for the year ended December 31, 2000 was primarily attributable to (1) the costs associated with newly initiated and ongoing clinical trials of IMC-C225, (2) costs related to the commercial manufacturing services agreements with Lonza, (3) expenditures in the functional areas of product development, manufacturing, clinical and regulatory affairs associated with IMC-C225, (4) non-cash expenses recognized in connection with the issuance of options granted to scientific consultants and (5) increased expenditures associated with discovery research. We expect research and development costs to increase in future periods as we continue to expand our efforts in product development and clinical trials. Research and development costs will also continue to increase due to our now being required to pay for 40% of the costs of our Phase III BEC2 trial as a result of our reaching the DM 17,000,000 threshold at which point such costs are required by the agreement to be shared by Merck KGaA and us.

        Operating Expenses: Marketing, General and Administrative. Marketing, general and administrative expenses include marketing and administrative personnel costs, including related occupancy costs, additional costs to develop internal marketing and sales capabilities, costs to pursue arrangements with strategic corporate partners and technology licensors, and expenses associated with applying for patent protection for our technology and products. Such expenses for the years ended December 31, 2000 and 1999 were $16,651,000 and $9,354,000, respectively, an increase of $7,297,000, or 78%. The increase in marketing, general and administrative expenses primarily reflected (1) costs associated with our marketing efforts, (2) additional administrative staffing required to support our expanding research, development, clinical, marketing and manufacturing efforts, particularly with respect to IMC-C225 and (3) expenses associated with the pursuit of strategic corporate alliances and other corporate development efforts. We expect marketing, general and administrative expenses to increase in future periods to support our planned increases in research, development, clinical, marketing and manufacturing efforts.

        Interest and Other (Income) Expense and Interest Expense. Interest and other (income) expense was $20,819,000 for the year ended December 31, 2000 compared with $2,842,000 for the year ended December 31, 1999, an increase of $17,977,000. The increase was primarily attributable to the increase in our investment portfolio as a result of the November 1999 public common stock offering and the February 2000 private placement of 5 1/2% convertible subordinated notes. Interest expense was $12,085,000 and $292,000 for the years ended December 31, 2000 and 1999, respectively, an increase of $11,793,000 which was primarily attributable to the convertible subordinated notes. Interest expense for both periods also included (1) interest on an outstanding Industrial Development Revenue Bond issued in 1990 (THE "1990 IDA BOND") with a principal amount of $2,200,000 and (2) interest recorded on various capital lease obligations under a 1996 financing agreement and a 1998 financing agreement with Finova Technology Finance, Inc. ("FINOVA"). Interest expense for the years ended December 31, 2000 and 1999 were offset by capitalizing interest costs of $846,000 and $204,000, respectively, during the construction period of the Company's new product launch manufacturing facility. We recorded losses on securities available for sale for the year ended December 31, 2000 in the amount of $3,273,000 as compared with gains of $77,000 for the year ended December 31, 1999. The net losses on securities available for sale for the year ended December 31, 2000 included a $5,125,000 write-down of our investment in ValiGen N.V., which was partially offset by gains associated with our investment portfolio. The net gain for the year ended December 31, 1999 included an $828,000 write-down of our investment in CombiChem Inc. ("COMBICHEM") as a result of an other than temporary impairment. In November 1999, we disposed of our investment in CombiChem resulting in a net gain of $109,000 for the year ended December 31, 1999.

        Net Losses. We had a net loss to common stockholders of $77,124,000 or $1.22 per share for the year ended December 31, 2000 compared with $38,324,000 or $0.75 per share for the year ended December 31, 1999. Included in the loss for the year ended December 31, 2000 was a non-cash charge of $2,596,000 related to the cumulative effect of a change in accounting policy (see notes 2(f) and 8 to the accompanying consolidated financial statements). Excluding the effect of this change in accounting policy, the net loss to common stockholders for the year ended December 31, 2000 would have been $74,528,000 or $1.18 per share. The increase in the net losses and per share net loss to common stockholders was due to the premium associated with the redemption of the series A preferred stock and the factors noted above.

YEARS ENDED DECEMBER 31, 1999 AND 1998

        Revenues. Revenues for the years ended December 31, 1999 and 1998 were $2,143,000 and $4,193,000, respectively, a decrease of $2,050,000, or 49%.
Revenues for the year ended December 31, 1999 primarily consisted of (1) $500,000 in milestone revenue and $225,000 in research support from our partnership with American Home in infectious disease vaccines, (2) $533,000 in research and support payments from our research and license agreement with Merck KGaA for BEC2, (3) $500,000 in milestone revenue and $305,000 in royalty revenue from our strategic alliance with Abbott in diagnostics, and (4) $75,000 in license fees from our cross-licensing agreement with Immunex for novel hematopoietic growth factors. Revenues for the year ended December 31, 1998 consisted of (1) $300,000 in research support from our partnership with American Home in infectious disease vaccines, (2) $1,000,000 in milestone revenue and $2,500,000 in research and support payments from our agreement with Merck KGaA for BEC2, (3) $295,000 in royalty revenue from our strategic alliance with Abbott in diagnostics and (4) $98,000 from a Phase I Small Business Innovation Research grant from the NCI for a program in cancer-related angiogenesis. The decrease in revenues for the year ended December 31, 1999 was primarily attributable to the decrease in research and support revenue as a result of the completion of all research and support payments due from our research and license agreement with Merck KGaA for BEC2.

        Operating Expenses: Research and Development. Total operating expenses for the years ended December 31, 1999 and 1998 were $39,381,000 and $28,194,000, respectively, an increase of $11,187,000, or 40%. Research and development expenses for the years ended December 31, 1999 and 1998 were $30,027,000 and $21,049,000, respectively, an increase of $8,978,000 or 43%. Such amounts for the years ended December 31, 1999 and 1998 represented 76% and 75%, respectively, of total operating expenses. Research and development expenses include costs associated with our in-house and collaborative research programs, product and process development expenses, costs to manufacture our product candidates, particulary IMC-c225, quality assurance and quality control costs, costs to conduct our clinical trials and associated regulatory activities. The increase in research and development expenses for the year ended December 31, 1999 was primarily attributable to (1) the costs associated with the initiation of two pivotal Phase III clinical trials of IMC-C225 in treating head and neck cancer, one in combination with radiation and one in combination with cisplatin,
(2) the costs associated with the initiation of two additional Phase II clinical trials of IMC-C225, one in refractory head and neck cancer in combination with cisplatin and one in refractory colorectal cancer in combination with irinotecan, (3) expenditures in the functional areas of product development, manufacturing, clinical and regulatory affairs associated with IMC-C225, (4) non-cash expenses recognized in connection with the issuance of options granted to scientific consultants and collaborators and (5) expenditures associated with additional staffing in the area of discovery research. We expect research and development costs to increase in future periods as we continue to expand our efforts in product development and clinical trials.

        Operating Expenses: Marketing, General and Administrative
Expenses. Marketing, general and administrative expenses include marketing and administrative personnel costs, including related occupancy costs, costs incurred in connection with pursuing arrangements with corporate partners and technology licensors, and expenses associated with applying for patent protection for our technology and products. Such expenses for the years ended December 31, 1999 and 1998 were $9,354,000 and $7,145,000, respectively, an increase of $2,209,000, or 31%. The increase in general and administrative expenses primarily reflected (1) additional support staffing for expanding our research, development, clinical, manufacturing and marketing efforts, particularly with respect to IMC-C225 and (2) expenses associated with the pursuit of strategic corporate alliances and other corporate development expenses. We expect marketing, general and administrative expenses to increase in future periods to support our planned increases in research, development, clinical, manufacturing and marketing and sales efforts.

        Interest and Other (Income) Expense and Interest Expense. Interest income was $2,842,000 for the years ended December 31, 1999 compared with $3,016,000 for the year ended December 31, 1998, a decrease of $174,000, or 6%. Interest expense was $292,000 and $435,000 for the years ended December 31, 1999 and 1998, respectively, a decrease of $143,000 or 33%. Interest expense for both periods primarily included (1) interest on the outstanding 1990 IDA Bond with a principal amount of $2,200,000 and (2) interest recorded on various capital lease obligations under a 1996 financing agreement and a 1998 financing agreement with Finova. Interest expense for the year ended December 31, 1999 was offset by capitalizing interest costs of $204,000 during the construction period of the Company's new manufacturing facility. The decrease in interest expense was primarily attributable to capitalizing the interest costs. This decrease was partially offset by interest arising from entering into additional capital leases. We recorded gains on securities available for sale for the year ended December 31, 1999 in the amount of $77,000 as compared with gains of $34,000 for the year ended December 31, 1998. The net gain for the year ended December 31, 1999 included an $828,000 write-down of our investment in CombiChem as a result of an other than temporary impairment. In November 1999, we disposed of our investment in CombiChem resulting in a net gain of $109,000 for the year ended December 31, 1999.

        Net Losses. We had net losses to common stockholders of $38,324,000 or $.75 per share for the year ended December 31, 1999 compared with $25,050,000 or $.51 per share for the year ended December 31, 1998. The increase in the net loss and per share net loss to common stockholders was due primarily to the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 2000, our principal sources of liquidity consisted of cash and cash equivalents and securities available for sale of approximately $297,200,000. From inception through December 31, 2000 we have financed our operations through the following means:

        - Public and private sales of equity securities and convertible notes in financing transactions have raised approximately $489,400,000 in net proceeds

        - We have earned approximately $34,000,000 from license fees, contract research and development fees and royalties from collaborative partners. Additionally, we have received $28,000,000 in potentially refundable fees from our IMC-C225 development and license agreement with Merck KGaA. This amount was not recognized as revenue due to the fact that it was refundable to Merck KGaA in the event a condition relating to obtaining certain collateral license agreements was not satisfied. In March 2001, this condition was satisfied and approximately $24,000,000 will be recognized as revenue during the first quarter of 2001.

        - We have earned approximately $32,100,000 in interest income

        - The sale of the IDA Bonds in each of 1985, 1986 and 1990 raised an aggregate of $6,300,000, the proceeds of which have been used for the acquisition, construction and installation of our research and development facility in New York City, and of which $2,200,000 is outstanding

        We may from time to time consider a number of strategic alternatives designed to increase shareholder value, which could include joint ventures, acquisitions and other forms of alliances as well as the sale of all or part of the Company.

        The 1990 IDA Bond in the outstanding principal amount of $2,200,000 becomes due in 2004. We incur annual interest on the 1990 IDA Bond aggregating $248,000. In order to secure our obligations to the New York Industrial Development Agency ("NYIDA") under the 1990 IDA Bond, we have granted the NYIDA a security interest in facility equipment purchased with the bond proceeds.

        In February 2000, we completed a private placement of $240,000,000 in 5 1/2% convertible subordinated notes due March 1, 2005. We received net proceeds of approximately $231,500,000, after deducting expenses associated with the offering. Accrued interest on the notes was approximately $4,400,000 at December 31, 2000. A holder may convert all or a portion of a note into common stock at any time on or before March 1, 2005 at a conversion price of $55.09 per share, subject to adjustment under certain circumstances. We may redeem some or all of the notes prior to March 6, 2003 if specified common stock price thresholds are met. On or after March 6, 2003, we may redeem some or all of the notes at specified redemption prices.

        In December 1999, we entered into a development and manufacturing services agreement with Lonza. Under the agreement, Lonza is responsible for process development and scale-up to manufacture IMC-C225. These steps are being taken to assure that its process will produce bulk material that conforms with our reference material. As of December 31, 2000, we have incurred approximately $1,677,000 for services provided under this agreement, which is included as a component of research and development expenses. In September 2000, we entered into a three-year commercial manufacturing services agreement with Lonza relating to IMC-C225. Under the agreements with Lonza, Lonza is manufacturing IMC-C225 at the 5,000 liter scale under cGMP conditions and will deliver it to us over a term ending no later than December 2003. As of December 31, 2000, we incurred approximately $5,400,000 for services provided under this agreement and have included this amount as research and development expense in the year ended December 31, 2000. In the event the commercial manufacturing services agreement is terminated by the Company, the Company will be required to pay 85% of the stated costs for each of the first ten batches cancelled, 65% of the stated costs for each of the next ten batches cancelled and 40% of the stated costs for any remaining batches cancelled. These amounts are subject to mitigation should Lonza use its manufacturing capacity caused by such termination for another customer.

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

        We have obligations under various capital leases for certain laboratory, office and computer equipment and also certain building improvements, primarily under 1996 and 1998 financing agreements with Finova. These agreements allowed us to finance the lease of equipment and make certain building and leasehold improvements to existing facilities. Each lease has a fair market value purchase option at the expiration of its 42- or 48-month term. Pursuant to the financing agreement entered into in 1996, we issued to Finova a warrant to purchase 46,440 shares of our common stock at an exercise price of $4.85 per share, which was exercised in November 1999. We recorded a non-cash debt discount of approximately $125,000 in connection with this financing. This discount has been amortized over the 42-month term of the first lease. We have entered into twelve individual leases under the financing agreements aggregating a total cost of $3,695,000. These financing arrangements are now expired. In January and February 2000, we entered into capital lease arrangements, subject to final document negotiation, with Finova and Transamerica Business Credit Corporation under which we may obtain at our option up to an aggregate of $25,000,000 in financing. Under the arrangements, funds may be obtained from time to time to finance equipment and certain pre-construction costs associated with the build-out of our product launch manufacturing facility. We paid $100,000 in application fees associated with these agreements which may be applied against future principal and interest payments. As of December 31, 2000, we have not drawn any funds under these arrangements.

        We rent our New York facility under an operating lease that expires in December 2004. We have substantially completed renovations of the facility to better suit our needs at a cost of approximately $2,800,000.

        Under our agreement with Merck KGaA for IMC-C225, we developed, in consultation with Merck KGaA, a production concept for our new product launch manufacturing facility for the commercial production of IMC-C225. The agreement provides that Merck KGaA is to provide us, subject to certain conditions, a guaranty of a $30,000,000 credit facility for the build-out of this facility. As of March 28, 2001, this guaranty has not been put in place, and we are exploring ways in which we might alter that portion of the agreement. We are currently erecting this facility adjacent to our pilot manufacturing facility in New Jersey, which supplies IMC-C225 to support our clinical trials. We broke ground on the facility in January 2000 and estimate that the total cost will be approximately $50,000,000. We have incurred approximately $35,934,000 in engineering, capitalized interest, pre-construction and construction costs associated with the product launch manufacturing facility through December 31, 2000. We are funding the cost of this facility through a combination of cash on hand and, if advisable, equipment financing transactions.

        Total capital expenditures made during the year ended December 31, 2000 were $37,761,000 of which (1) $1,942,000 primarily related to the purchase of equipment for and costs associated with the retrofit of our corporate office and research laboratories in our New York facility; (2) $35,934,000 related to engineering, pre-construction and construction costs of the product launch manufacturing facility being erected adjacent to our pilot manufacturing facility in New Jersey, (3) $2,383,000 related to the purchase of land adjacent to our product launch manufacturing facility to accommodate parking facilities for our increased number of employees and the cost of conceptual design and preliminary engineering plans for a second commercial manufacturing facility, which we may build on the land in the future and (4) the remaining $815,000 related to improving and equipping our pilot manufacturing facility.

        To prepare for the marketing and sale of IMC-C225 in the U.S. and Canada we hired a Vice President of Marketing and Sales in 1998 and have hired directors of marketing, field sales and sales operations, each with experience in the commercial launch of a monoclonal antibody cancer therapeutic. We expect to hire regional sales managers and to arrange for the hiring or contracting of a sales force prior to the commencement of IMC-C225 sales, if any.

        The holder of the series A preferred stock was entitled to receive cumulative dividends at an annual rate of $6.00 per share. Dividends accrue from the issuance date of the series A preferred stock and are payable on the outstanding series A preferred stock in cash on December 31 of each year beginning

December 31, 1999 or at the time of conversion or redemption of the series A preferred stock on which the dividend is to be paid, whichever is sooner. Of its 400,000 shares of series A preferred stock, Merck KGaA converted 100,000 shares in 1999 and 100,000 shares in 2000 into a total of 2,099,220 shares of common stock. In December 2000 we redeemed the remaining 200,000 outstanding shares of series A preferred stock for a total redemption price of $24,000,000 plus accrued and unpaid dividends of approximately $1,200,000. We also paid Merck KGaA a dividend of approximately $574,000 in connection with the 100,000 shares of series A preferred stock converted in December 2000.

        We believe that our existing cash on hand and amounts expected to be available under our credit facilities should enable us to maintain our current and planned operations through at least 2002. We are also entitled to reimbursement for certain research and development expenditures and to certain milestone payments, including $2,000,000 in cash-based milestone payments and $30,000,000 in equity-based milestone payments from our IMC-C225 development and license agreement with Merck KGaA, which are to be paid subject to our attaining research and development milestones, and certain other conditions. There can be no assurance that we will achieve the unachieved milestones. Our future working capital and capital requirements will depend upon numerous factors, including, but not limited to:

        - progress and cost of our research and development programs, pre-clinical testing and clinical trials

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

        At December 31, 2000, we had net operating loss carryforwards for United States federal income tax purposes of approximately $303,000,000, which expire at various dates from 2001 through 2020. At December 31, 2000 we had research credit carryforwards of approximately $8,000,000, which expire at various dates from 2009 through 2020. Under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation's ability to use net operating loss and research credit carryforwards may be limited if the corporation experiences a change in ownership of more than 50 percentage points within a three-year period. Since 1986, we have experienced at least two such ownership changes. As a result, we are only permitted to use in any one year approximately $5,200,000 of our available net operating loss carryforwards that relate to periods before these ownership changes. Similarly, we are limited in using our research credit carryforwards. We are in the process of determining whether the November 1999 public stock offering and the February 2000 private placement of convertible subordinated notes will be viewed as additional ownership changes that would further limit the use of our net operating losses and research credit carryforwards.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Our holdings of financial instruments comprise a mix of securities that may include U.S. corporate debt, foreign corporate debt, U.S. government debt, foreign government/agency guaranteed debt and commercial paper. All such instruments are classified as securities available for sale. Generally, we do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in investment grade fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We invest in securities that have a range of maturity dates. Typically, those with a short-term maturity are fixed-rate, highly liquid, debt instruments and those with longer-term maturities are highly liquid debt instruments with fixed interest rates or with periodic interest rate adjustments. We also have certain foreign exchange currency risk. See note 2 of the consolidated financial statements. The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of December 31, 2000:

                                                                                              2006 AND
                           2001          2002        2003        2004           2005         THEREAFTER        TOTAL
                        -----------   ----------   --------   -----------    -----------    ------------    ------------
Fixed Rate............  $11,898,000   $1,537,000   $242,000   $10,227,000    $        --    $ 81,030,000    $104,934,000
Average Interest
 Rate.................         6.55%        7.82%      6.00%         6.58%            --            6.47%           6.51%
Variable Rate.........           --           --         --    15,031,000(1)  33,326,000(1)   79,155,000(1)  127,512,000
Average Interest
 Rate.................           --           --         --          6.82           6.79%           7.02%           6.93%
                        -----------   ----------   --------   -----------    -----------    ------------    ------------
                        $11,898,000   $1,537,000   $242,000   $25,258,000    $33,326,000    $160,185,000(1) $232,446,000
                        ===========   ==========   ========   ===========    ===========    ============    ============


                         FAIR VALUE
                        ------------
Fixed Rate............  $109,364,000
Average Interest
 Rate.................            --
Variable Rate.........   127,480,000
Average Interest
 Rate.................            --
                        ------------
                        $236,844,000
                        ============

- ---------------
(1) These holdings consist of U.S. corporate and foreign corporate floating rate notes. Interest on the securities is adjusted monthly, quarterly or semi-annually, depending on the instrument, using prevailing interest rates. These holdings are highly liquid and we consider the potential for loss of principal to be minimal.

        Our 5 1/2% convertible subordinated notes in the principal amount of $240,000,000 due March 1, 2005 and other long-term debt have fixed interest rates. The subordinated notes are convertible into the Company's common stock at a conversion price of $55.09 per share. The fair value of fixed interest rate instruments are affected by changes in interest rates and in the case of the convertible notes by changes in the price of the Company's common stock. The fair value of the 5 1/2% convertible subordinated notes (which have a carrying value of $240,000,000) was approximately $234,000,000 at December 31, 2000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The response to this item is submitted as a separate section of this report commencing on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

                                    PART III

        The information required by "Item 10. -- Directors and Executive Officers of the Registrant"; "Item 11. -- Executive Compensation"; "Item
12. -- Security Ownership of Certain Beneficial Owners and Management"; and "Item 13. -- Certain Relationships and Related Transactions" is incorporated into Part III of this Annual Report on Form 10-K by reference to our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 24, 2001.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) and (2)   The response to this portion of Item 14. is submitted as a separate section of this report commencing on page F-1.
(a)(3)           Exhibits (numbered in accordance with Item 601 of Regulation
                 S-K).

 EXHIBIT                                                                  INCORPORATION
   NO.                              DESCRIPTION                           BY REFERENCE
 -------                            -----------                           -------------
 3.1        Certificate of Incorporation, as amended through December
            31, 1998....................................................  O (3.1)
 3.1A       Amendment dated June 4, 1999 to the Company's Certificate of
            Incorporation, as amended...................................  U (3.1A)
 3.1B       Amendment dated June 12, 2000 to the Company's Certificate of Incorporation as amended.................................  Y (3.1A)
 3.2        Amended and Restated By-Laws of the Company.................  N (3.2)
 4.1        Form of Warrant issued to the Company's officers and
            directors under Warrant Agreements..........................  A (4.1)
 4.2        Stock Purchase Agreement between Erbamont Inc. and the
            Company, dated May 1, 1989..................................  A (4.2)
 4.3        Stock Purchase Agreement between American Cyanamid Company
            (Cyanamid) and the Company dated December 18, 1987..........  A (4.3)
 4.4        Form of Subscription Agreement entered into in connection
            with September 1991 private placement.......................  A (4.4)
 4.5        Form of Warrant issued in connection with September 1991
            private placement...........................................  A (4.5)
 4.6        Preferred Stock Purchase Agreement between the Company and
            Merck KGaA ("Merck") dated December 3, 1997.................  P (4.6)
 4.7        Certificate of Designations, Preferences and Rights of
            Series A Convertible Preferred Stock........................  P (4.7)
10.1        Company's 1986 Employee Incentive Stock Option Plan,
            including form of Incentive Stock Option Agreement..........  F (10.1)
10.2        Company's 1986 Non-qualified Stock Option Plan, including
            form of Non-qualified Stock Option Agreement................  F (10.2)
10.3        Company's 401(k) Plan.......................................  F (10.3)
10.4        Research and License Agreement between Merck and the Company dated December 19, 1990.....................................  B (10.4)
10.5        Hematopoietic Growth Factors License Agreement between
            Erbamont, N.V. and the Company, dated May 1, 1989, and
            Supplemental Amendatory Agreement between Erbamont, N.V. and the Company dated September 28, 1990........................  B (10.6)

 EXHIBIT                                                                  INCORPORATION
   NO.                              DESCRIPTION                           BY REFERENCE
 -------                            -----------                           -------------
10.6        Agreement between Cyanamid and the Company dated December
            18, 1987 and supplemental letter agreement between Cyanamid and the Company dated September 6, 1991.....................  B (10.7)
10.7        Agreement between Hadasit Medical Research Services &
            Development, Ltd. and the Company...........................  B (10.8)
10.8        Agreement between Hadasit Medical Research Services &
            Development, Ltd. and the Company dated September 21,
            1989........................................................  B (10.9)
10.9        Supported Research Agreement between Memorial Sloan
            Kettering Cancer Center (MSKCC) and the Company dated March
            26, 1990....................................................  A (10.10)
10.10       License Agreement between MSKCC and the Company, dated March
            26, 1990....................................................  B (10.11)
10.11       License Agreement between MSKCC and the Company, dated March
            26, 1990....................................................  B (10.12)
10.12       License Agreement between MSKCC and the Company, dated March
            26, 1990....................................................  B (10.13)
10.13       Research Agreement between the Trustees of Princeton
            University (Princeton) and the Company dated January 1,
            1991........................................................  B (10.14)
10.14       Research Agreement between Princeton and the Company dated
            May 1, 1991.................................................  B (10.15)
10.15       Research Agreement between Princeton and the Company dated
            May 1, 1991.................................................  B (10.16)
10.16       License Agreement between Princeton and the Company dated
            March 20, 1991..............................................  B (10.17)
10.17       License Agreement between Princeton and the Company dated
            May 29, 1991................................................  B (10.18)
10.18       License Agreement between Princeton and Oncotech, Inc. dated
            September 3, 1987...........................................  B (10.19)
10.19       Supported Research Agreement between The University of North
            Carolina at Chapel Hill ("UNC") and the Company effective
            July 5, 1988................................................  B (10.20)
10.20       License Agreement between UNC and the Company dated July 5,
            1988........................................................  B (10.21)
10.21       License Agreement between UNC and the Company dated July 27,
            1988........................................................  B (10.22)
10.22       Supported Research Agreement between UNC and the Company
            effective April 1, 1989.....................................  B (10.23)
10.23       License Agreement between UNC and the Company dated July 1,
            1991........................................................  B (10.24)
10.24       Agreement between Celltech Limited and the Company dated May
            23, 1991....................................................  B (10.25)
10.25       Form of Non-disclosure and Discovery Agreement between
            employees of the Company and the Company....................  A (10.30)
10.26       Industrial Development Bond Documents:......................  A (10.31)
10.26.1     Industrial Development Revenue Bonds (1985 ImClone Systems
            Incorporated Project).......................................  A (10.31.1)
10.26.1.1   Lease Agreement, dated as of October 1, 1985, between the
            New York City Industrial Development Agency (NYCIDA) and the
            Company, as Lessee..........................................  A (10.31.1.3)
10.26.1.2   Indenture of Trust, dated as of October 1, 1985, between
            NYCIDA and United States Trust Company of New York (US
            Trust), as Trustee..........................................  A (10.31.1.2)
10.26.1.3   Company Sublease Agreement, dated as of October 1, 1985,
            between the Company and NYCIDA..............................  A (10.31.1.3)
10.26.1.4   Tax Regulatory Agreement, dated October 9, 1985, from NYCIDA and the Company to US Trust, as Trustee.....................  A (10.31.1.4)
10.26.1.5   Lessee Guaranty Agreement, dated as of October 1, 1985,
            between the Company and US Trust, as Trustee................  A (10.31.1.5)

 EXHIBIT                                                                  INCORPORATION
   NO.                              DESCRIPTION                           BY REFERENCE
 -------                            -----------                           -------------
10.26.1.6   First Supplemental Indenture of Trust, dated as of November
            1, 1985 from the NYCIDA to US Trust.........................  A (10.31.1.6)
10.26.1.7   Third Supplemental Indenture of Trust, dated as of October
            12, 1990 from NYCIDA to US Trust............................  A (10.31.1.7)
10.26.2     Industrial Development Revenue Bonds (1986 ImClone Systems
            Incorporated Project).......................................  A (10.31.2)
10.26.2.1   First Amendment to Company Sublease Agreement, dated as of
            December 1, 1986, between the Company, as Sublessor, and
            NYCIDA as Sublessee.........................................  A (10.31.2.1)
10.26.2.2   First Amendment to Lease Agreement, dated as of December 1,
            1986, between NYCIDA and the Company, as Lessee.............  A (10.31.2.2)
10.26.2.3   Second Supplement Indenture of Trust, dated as of December
            1, 1986 between NYCIDA and US Trust, as Trustee.............  A (10.31.2.3)
10.26.2.4   Tax Regulatory Agreement, dated December 31, 1986, from
            NYCIDA and the Company to US Trust, as Trustee..............  A (10.31.2.4)
10.26.2.5   First Amendment to Lessee Guaranty Agreement, dated as of
            December 1, 1986, between the Company and US Trust, as
            Trustee.....................................................  A (10.31.2.5)
10.26.2.6   Bond Purchase Agreement, dated as of December 31, 1986,
            between NYCIDA and New York Muni Fund, Inc., as Purchaser...  A (10.31.2.6)
10.26.2.7   Letter of Representation and Indemnity Agreement, dated as of December 31, 1986, from the Company to NYCIDA and New
            York Muni Fund, Inc., as Purchaser..........................  A (10.31.2.7)
10.26.3     Industrial Development Revenue Bonds (1990 ImClone Systems
            Incorporated Project).......................................  A (10.31.3)
10.26.3.1   Lease Agreement, dated as of August 1, 1990, between NYCIDA and the Company, as lessee..................................  A (10.31.3.1)
10.26.3.2   Company Sublease Agreement, dated as of August 1, 1990,
            between the Company, as Sublessor, and NYCIDA...............  A (10.31.3.2)
10.26.3.3   Indenture of Trust, dated as of August 1, 1990, between
            NYCIDA and US Trust, as Trustee.............................  A (10.31.3.3)
10.26.3.4   Guaranty Agreement, dated as of August 1, 1990, from the
            Company to US Trust, as Trustee.............................  A (10.31.3.4)
10.26.3.5   Tax Regulatory Agreement, dated August 1, 1990, from the
            Company and NYCIDA to US Trust, as Trustee..................  A (10.31.3.5)
10.26.3.6   Agency Security Agreement, dated as of August 1, 1990, from the Company, as Debtor, and the NYCIDA to US Trust, as
            Trustee.....................................................  A (10.31.3.6)
10.26.3.7   Letter of Representation and Indemnity Agreement, dated as of August 14, 1990, from the Company to NYCIDA, New York
            Mutual Fund, Inc., as the Purchaser and Chase Securities,
            Inc., as Placement Agent Company to NYCIDA..................  A (10.31.3.7)
10.27       Lease Agreement between 180 Varick Street Corporation and
            the Company, dated October 8, 1985, and Additional Space and
            Modification Agreement between 180 Varick Street Corporation and the Company, dated June 13, 1989........................  A (10.32)
10.28       License Agreement between The Board of Trustees of the
            Leland Stanford Junior University and the Company effective
            May 1, 1991.................................................  A (10.33)
10.29       License Agreement between Genentech, Inc. and the Company
            dated December 28, 1989.....................................  A (10.34)

 EXHIBIT                                                                  INCORPORATION
   NO.                              DESCRIPTION                           BY REFERENCE
 -------                            -----------                           -------------
10.30       License Agreement between David Segev and the Company dated
            December 28, 1989...........................................  B (10.35)
10.31       Letter of Intent between the Company and Dr. David Segev
            dated November 18, 1991.....................................  C (10.40)
10.32       Agreement between the Company and Celltech Limited dated
            March 11, 1992..............................................  C (10.42)
10.33       Agreement of Sale dated June 19, 1992 between the Company
            and Korsch Tableting Inc. ..................................  D (10.45)
10.34       Research and License Agreement, having an effective date of
            December 15, 1992, between the Company and Abbott
            Laboratories................................................  E (10.46)
10.35       Research and License Agreement between the Company and
            Chugai Pharmaceutical Co., Ltd. dated January 25, 1993......  E (10.47)
10.36       License Agreement between the Company and the Regents of the
            University of California dated April 9, 1993................  G (10.48)
10.37       Contract between the Company and John Brown, a division of
            Trafalgar House, dated January 19, 1993.....................  H (10.49)
10.38       Collaboration and License Agreement between the Company and the Cancer Research Campaign Technology, Ltd., signed April
            4, 1994, with an effective date of April 1, 1994............  G (10.50)
10.39       Termination Agreement between the Company and Erbamont Inc.
            dated July 21, 1993.........................................  H (10.51)
10.40       Research and License Agreement between the Company and
            Cyanamid dated September 15, 1993...........................  G (10.52)
10.41       Clinical Trials Agreement between the Company and the
            National Cancer Institute dated November 23, 1993...........  H (10.53)
10.42       License Agreement between the Company and UNC dated December
            1, 1993.....................................................  G (10.54)
10.43       Notice of Termination for the research collaboration between the Company and Chugai Pharmaceutical Co., Ltd. dated
            December 17, 1993...........................................  H (10.55)
10.44       License Agreement between the Company and Rhone-Poulenc
            Rorer dated June 13, 1994...................................  I (10.56)
10.45       Offshore Securities Subscription Agreement between ImClone
            Systems Incorporated and GFL Ultra Fund Limited dated August
            12, 1994....................................................  I (10.57)
10.46       Offshore Securities Subscription Agreement between ImClone
            Systems Incorporated and GFL Ultra Fund Limited dated
            November 4, 1994............................................  I (10.58)
10.47       Offshore Securities Subscription Agreement between ImClone
            Systems Incorporated and Anker Bank Zuerich dated November
            10, 1994....................................................  I (10.59)
10.48       Option Agreement, dated as of April 27, 1995, between
            ImClone Systems Incorporated and High River Limited
            Partnership relating to capital stock of Cadus
            Pharmaceutical Corporation..................................  J (10.60)
10.49       Option Agreement, dated as of April 27, 1995, between
            ImClone Systems Incorporated and High River Limited
            Partnership relating to 300,000 shares of common stock of
            ImClone Systems Incorporated................................  J (10.61)
10.50       Option Agreement, dated as of April 27, 1995, between
            ImClone Systems Incorporated and High River Limited
            Partnership relating to 150,000 shares common stock of
            ImClone Systems Incorporated................................  J (10.62)

 EXHIBIT                                                                  INCORPORATION
   NO.                              DESCRIPTION                           BY REFERENCE
 -------                            -----------                           -------------
10.51       Stock Purchase Agreement, dated as of August 10, 1995, by
            and between ImClone Systems Incorporated and the members of the Oracle Group............................................  J (10.63)
10.52       Form of Warrant issued to the members of the Oracle Group...  J (10.64)
10.53       Loan Agreement, dated as of August 10, 1995, by and between
            ImClone Systems Incorporated and the members of the Oracle
            Group.......................................................  J (10.65)
10.54       Security Agreement, dated as of August 10, 1995, by and
            between ImClone Systems Incorporated and the members of the
            Oracle Group................................................  J (10.66)
10.55       Mortgage, dated August 10, 1995, made by ImClone Systems
            Incorporated for the benefit of Oracle Partners, L.P., as
            Agent.......................................................  J (10.67)
10.56       Financial Advisory Agreement entered into between the
            Company and Genesis Merchant Group Securities dated November
            2, 1995.....................................................  K (10.68)
10.57       Repayment Agreement (with Confession of Judgment, and
            Security Agreement) entered into between the Company and
            Pharmacia, Inc. on March 6, 1996............................  K (10.69)
10.58       License Amendment entered into between the Company and
            Abbott Laboratories on August 28, 1995, amending the
            Research and License Agreement between the parties dated
            December 15, 1992...........................................  K (10.70)
10.59       Amendment of September 1993 to the Research and License
            Agreement between the Company and Merck of April 1, 1990....  K (10.71)
10.60       Amendment of October 1993 to the Research and License
            Agreement between the Company and Merck of April 1, 1990....  K (10.72)
10.61       Employment agreement dated May 17, 1996 between the Company and Carl S. Goldfischer.....................................  L (10.73)
10.62       Financial Advisory Agreement dated February 26, 1997 between the Company and Hambrecht & Quist LLC.......................  L (10.74)
10.63       Exchange Agreement exchanging debt for common stock dated as of April 15, 1996 among the Company and members of The
            Oracle Group................................................  L (10.75)
10.64       Collaborative Research and License Agreement between the
            Company and CombiChem, Inc. dated October 10, 1997..........  M (10.76)
10.65       Amendment of May 1996 to Research and License Agreement
            between the Company and Merck of April 1, 1990..............  P (10.65)
10.66       Amendment of December 1997 to Research and License Agreement
            between the Company and Merck of April 1, 1990..............  P (10.66)
10.67       Equipment Leasing Commitment from Finova Technology Finance,
            Inc. .......................................................  Q (10.67)
10.68       Development and License Agreement between the Company and
            Merck KGaA dated December 14, 1998..........................  R (10.70)
10.69       Lease dated as of December 15, 1998 for the Company's
            premises at 180 Varick Street, New York, New York...........  T (10.69)
10.70       Engagement Agreement, as amended between the Company and
            Diaz & Altschul Capital LLC.................................  T (10.70)
10.71       Amendment dated March 2, 1999 to Development and License
            Agreement between the Company and Merck KGaA................  T (10.71)
10.72       Agreement for Supply of Material dated as of January 1, 1997 between the Company, Connaught Laboratories Limited, a
            Pasteur Merieux Company and Merck KGaA......................  U (10.72)

 EXHIBIT                                                                  INCORPORATION
   NO.                              DESCRIPTION                           BY REFERENCE
 -------                            -----------                           -------------
10.73       Development and Supply Agreement dated as of April 30, 1999 between the Company and Beohringer Ingelheim Pharma KG......  V (10.73)
10.74       Indenture dated as of February 29, 2000 by and between the
            Company and The Bank of New York, as Trustee................  W
10.75       Form of 5 1/2% Convertible Subordinated Notes Due 2005......  W
10.76       Stock Purchase Agreement between the Company and Valigen NV dated May 31, 2000..........................................  Z(10.76)
12.1        Ratio of Earnings to Fixed Charges..........................  AA
21.1        Subsidiaries................................................  T (21.1)
23.1        Consent of KPMG LLP.........................................  AA
99.1        1996 Incentive Stock Option Plan, as amended................  Y (99.7)
99.2        1996 Non-Qualified Stock Option Plan, as amended............  Y (99.8)
99.3        ImClone Systems Incorporated 1998 Non-Qualified Stock Option
            Plan........................................................  AA
99.4        ImClone Systems Incorporated 1998 Employee Stock Purchase
            Plan........................................................  W
99.5        Option Agreement, dated as of September 1, 1998, between the
            Company and Ron Martell.....................................  S (99.3)
99.6        Option Agreement, dated as of January 4, 1999, between the
            Company and S. Joseph Tarnowski.............................  X (99.4)

- ---------------

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

(F) Previously filed with the Commission; incorporated by reference to Amendment No. 1 to Registration Statement on to Form S-1, File No. 33-61234.

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

(W) Previously filed with the Commission; incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(X) Previously filed with the Commission; incorporated by reference to the Company's Registration Statement on Form S-8; File No. 333-30172.

(Y) Previously filed with the Commission; incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2000.

(Z) Previously filed with the Commission; incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000.

(AA) Filed herewith.

(b) Reports on Form 8-K None.

                                   SIGNATURES

        PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          IMCLONE SYSTEMS INCORPORATED
                    March 29, 2001
                                          By /s/ SAMUEL D. WAKSAL
                                            ------------------------------------
                                            SAMUEL D. WAKSAL
                                            PRESIDENT AND CHIEF EXECUTIVE
                                             OFFICER

        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

SIGNATURE                                                           TITLE                     DATE
- ---------                                                           -----                     ----

/s/ ROBERT F. GOLDHAMMER                               Chairman of the Board of            March 29, 2001
- ---------------------------------------------------    Directors
(ROBERT F. GOLDHAMMER)

/s/ SAMUEL D. WAKSAL                                   President, Chief Executive          March 29, 2001
- ---------------------------------------------------    Officer and Director (Principal
(SAMUEL D. WAKSAL)                                     Executive Officer)

/s/ HARLAN W. WAKSAL                                   Executive Vice President, Chief     March 29, 2001
- ---------------------------------------------------    Operating Officer and Director
(HARLAN W. WAKSAL)

/s/ PAUL A. GOLDSTEIN                                  Vice President, Financial           March 29, 2001
- ---------------------------------------------------    Operations (Principal Financial
(PAUL A. GOLDSTEIN)                                    Officer)

/s/ RICHARD BARTH                                      Director                            March 29, 2001
- ---------------------------------------------------
(RICHARD BARTH)

/s/ VINCENT T. DEVITA, JR.                             Director                            March 29, 2001
- ---------------------------------------------------
(VINCENT T. DEVITA, JR.)

/s/ DAVID M. KIES                                      Director                            March 29, 2001
- ---------------------------------------------------
(DAVID M. KIES)

/s/ PAUL B. KOPPERL                                    Director                            March 29, 2001
- ---------------------------------------------------
(PAUL B. KOPPERL)

/s/ ARNOLD LEVINE                                      Director                            March 29, 2001
- ---------------------------------------------------
(ARNOLD LEVINE)

/s/ JOHN MENDELSOHN                                    Director                            March 29, 2001
- ---------------------------------------------------
(JOHN MENDELSOHN)

/s/ WILLIAM R. MILLER                                  Director                            March 29, 2001
- ---------------------------------------------------
(WILLIAM R. MILLER)

                         INDEX TO FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS:

Independent Auditors' Report................................  F-2
Consolidated Balance Sheets at December 31, 2000 and 1999...  F-3
Consolidated Statements of Operations for the Years Ended
  December 31, 2000, 1999 and 1998..........................  F-4
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 2000, 1999 and 1998..............  F-5
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998..........................  F-6
Notes to Consolidated Financial Statements..................  F-7

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

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ImClone Systems Incorporated and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Notes 2(f) and 8 to the consolidated financial statements, the Company changed its method of revenue recognition for certain upfront non-refundable fees in 2000.

                                          KPMG LLP

Princeton, New Jersey
March 13, 2001

                          IMCLONE SYSTEMS INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2000            1999
                                                              ------------    ------------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................   $  60,325       $  12,016
  Securities available for sale.............................     236,844         107,352
  Prepaid expenses..........................................       2,628             158
  Note receivable -- officer................................         282              --
  Other current assets......................................       7,138           7,599
                                                               ---------       ---------
         Total current assets...............................     307,217         127,125
                                                               ---------       ---------
Property and equipment:
  Land......................................................       2,111           1,087
  Building and building improvements........................      10,989          10,810
  Leasehold improvements....................................       7,863           4,891
  Machinery and equipment...................................       9,995           9,049
  Furniture and fixtures....................................       1,311             898
  Construction in progress..................................      37,436           5,209
                                                               ---------       ---------
         Total cost.........................................      69,705          31,944
  Less accumulated depreciation and amortization............     (17,105)        (14,729)
                                                               ---------       ---------
         Property and equipment, net........................      52,600          17,215
                                                               ---------       ---------
Patent costs, net...........................................       1,168           1,013
Deferred financing costs, net...............................       7,114              37
Investment in equity securities and other assets............       3,392             304
                                                               ---------       ---------
                                                               $ 371,491       $ 145,694
                                                               =========       =========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $  12,729       $   3,987
  Accrued expenses..........................................      11,374           5,123
  Interest payable..........................................       4,444              45
  Deferred revenue..........................................       2,434              --
  Fees potentially refundable to corporate partner..........      28,000          20,000
  Current portion of long-term liabilities..................         626             906
  Preferred stock called for redemption and dividends
    payable.................................................      25,764              --
                                                               ---------       ---------
         Total current liabilities..........................      85,371          30,061
                                                               ---------       ---------
Long-term debt..............................................     242,200           2,200
Other long-term liabilities, less current portion...........         488           1,135
                                                               ---------       ---------
         Total liabilities..................................     328,059          33,396
                                                               ---------       ---------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $1.00 par value; authorized 4,000,000
    shares; 200,000 Series A Convertible shares called for
    redemption and classified as a current liability at
    December 31, 2000, issued and outstanding Series A
    Convertible: 300,000 at December 31, 1999...............          --             300
  Common stock, $.001 par value; authorized 120,000,000
    shares; issued 65,818,362 and 29,703,090 at December 31,
    2000 and December 31, 1999, respectively (59,355,363 at
    December 31, 1999, as adjusted for the stock split),
    outstanding 65,767,545, and 29,652,273 at December 31,
    2000 and December 31, 1999, respectively (59,304,546 at
    December 31, 1999, as adjusted for the stock split).....          66              30
  Additional paid-in capital................................     283,268         286,038
  Accumulated deficit.......................................    (243,808)       (173,457)
  Treasury stock, at cost; 50,817 shares at December 31,
    2000 and December 31, 1999..............................        (492)           (492)
  Note receivable -- officer and stockholder................          --            (142)
  Accumulated other comprehensive income:
    Unrealized gain on securities available for sale........       4,398              21
                                                               ---------       ---------
         Total stockholders' equity.........................      43,432         112,298
                                                               ---------       ---------
                                                               $ 371,491       $ 145,694
                                                               =========       =========

          See accompanying notes to consolidated financial statements

                          IMCLONE SYSTEMS INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
Revenues:
  License fees and milestone revenue.......................  $    452    $  1,080    $  1,000
  Research and development funding and royalties...........       961       1,063       3,193
                                                             --------    --------    --------
          Total revenues...................................     1,413       2,143       4,193
                                                             --------    --------    --------
Operating expenses:
  Research and development.................................    57,384      30,027      21,049
  Marketing, general and administrative....................    16,651       9,354       7,145
                                                             --------    --------    --------
          Total operating expenses.........................    74,035      39,381      28,194
                                                             --------    --------    --------
                 Operating loss............................   (72,622)    (37,238)    (24,001)
                                                             --------    --------    --------
Other:
  Interest income..........................................   (20,819)     (2,842)     (3,016)
  Interest expense.........................................    12,085         292         435
  Loss (gain) on securities and investment.................     3,867         (77)        (38)
                                                             --------    --------    --------
          Net interest and other (income) expense..........    (4,867)     (2,627)     (2,619)
                                                             --------    --------    --------
                 Loss before cumulative effect of change in
                    accounting policy......................   (67,755)    (34,611)    (21,382)
Cumulative effect of change in accounting policy for the
  recognition of upfront non-refundable fees...............    (2,596)         --          --
                                                             --------    --------    --------
                 Net loss..................................   (70,351)    (34,611)    (21,382)
Preferred dividends (including redemption premium of $4,000
  for the year ended December 31, 2000 and assumed
  incremental yield attributable to beneficial conversion
  feature of $1,009, $1,331 and $1,268 for the years ended
  December 31, 2000, 1999, and 1998, respectively).........     6,773       3,713       3,668
                                                             --------    --------    --------
                 Net loss to common stockholders...........  $(77,124)   $(38,324)   $(25,050)
                                                             ========    ========    ========
Net loss per common share:
  Basic and diluted:
          Loss before cumulative effect of change in
            accounting policy..............................  $  (1.18)   $  (0.75)   $  (0.52)
          Cumulative effect of change in accounting
            policy.........................................     (0.04)         --          --
                                                             --------    --------    --------
                 Net loss..................................  $  (1.22)   $  (0.75)   $  (0.52)
                                                             ========    ========    ========
Weighted average shares outstanding........................    63,030      50,894      48,602
                                                             ========    ========    ========
Proforma information assuming new revenue recognition
  policy had been applied retroactively:
                 Net loss..................................  $(67,755)   $(34,449)   $(21,220)
                                                             ========    ========    ========
                 Net loss to common stockholders...........  $(74,528)   $(38,162)   $(24,888)
                                                             ========    ========    ========
                 Basic and diluted net loss per common
                    share..................................  $  (1.18)   $  (0.75)   $  (0.51)
                                                             ========    ========    ========

          See accompanying notes to consolidated financial statements

                          IMCLONE SYSTEMS INCORPORATED

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                                           NOTE
                                         PREFERRED STOCK       COMMON STOCK       ADDITIONAL                            RECEIVABLE
                                        -----------------   -------------------    PAID-IN     ACCUMULATED   TREASURY   OFFICER AND
                                         SHARES    AMOUNT     SHARES     AMOUNT    CAPITAL       DEFICIT      STOCK     STOCKHOLDER
                                        --------   ------   ----------   ------   ----------   -----------   --------   -----------
Balance at December 31, 1997..........   400,000   $ 400    24,265,072    $24      $185,706     $(117,464)    $(492)       $  --
                                        --------   -----    ----------    ---      --------     ---------     -----        -----
Options exercised.....................                         154,097      1           613
Warrants exercised....................                         143,755                  200
Issuance of shares through employee
 stock purchase plan..................                           4,388                   33
Options granted to non-employees......                                                  540
Options granted to employees..........                                                  150
Note receivable -- officer and
 stockholder..........................                                                                                      (131)
Interest on note receivable -- officer
 and stockholder......................                                                   11                                  (11)
Preferred stock dividends.............                                               (2,400)
Comprehensive loss:
Net loss..............................                                                            (21,382)
Other comprehensive income (loss)
 Unrealized holding loss arising
   during the period..................
 Less: Reclassification adjustment for
   realized gain included in net
   loss...............................
      Total other comprehensive
        loss..........................
Comprehensive loss....................
                                        --------   -----    ----------    ---      --------     ---------     -----        -----
Balance at December 31, 1998..........   400,000     400    24,567,312     25       184,853      (138,846)     (492)        (142)
                                        --------   -----    ----------    ---      --------     ---------     -----        -----
Conversion of preferred stock.........  (100,000)   (100)      800,000      1            99
Issuance of common stock..............                       3,162,500      3        94,122
Options exercised.....................                         671,305      1         5,315
Warrants exercised....................                         495,220                1,257
Issuance of shares through employee
 stock purchase plan..................                           6,753                  177
Options granted to non-employees......                                                2,411
Options granted to employees..........                                                  175
Interest received on note
 receivable -- officer and
 stockholder..........................                                                                                        11
Interest accrued on note receivable --
 officer and stockholder..............                                                   11                                  (11)
Preferred stock dividends.............                                               (2,382)
Comprehensive loss:
Net loss..............................                                                            (34,611)
Other comprehensive income (loss)
 Unrealized holding gain arising
   during the period..................
 Less: Reclassification adjustment for
   realized gain included in net
   loss...............................
      Total other comprehensive
        income........................
Comprehensive loss....................
                                        --------   -----    ----------    ---      --------     ---------     -----        -----
Balance at December 31, 1999..........   300,000     300    29,703,090     30       286,038      (173,457)     (492)        (142)
                                        --------   -----    ----------    ---      --------     ---------     -----        -----
Conversion of preferred stock.........  (100,000)   (100)      499,220      1            99
Preferred stock called for
 redemption...........................  (200,000)   (200)                           (19,800)
Stock split in the form of a stock
 dividend.............................                      32,446,614     32           (32)
Options exercised.....................                       2,009,569      2        14,154
Warrants exercised....................                       1,152,350      1         3,653
Issuance of shares through employee
 stock purchase plan..................                           7,519                  420
Options granted to non-employees......                                                4,425
Options granted to employees..........                                                   72
Repayment of note
 receivable -- officer, including
 interest.............................                                                                                       145
Interest accrued on note
 receivable -- officer and
 stockholder..........................                                                    3                                   (3)
Preferred stock dividends, including
 redemption premium...................                                               (5,764)
Comprehensive loss:
Net loss..............................                                                            (70,351)
Other comprehensive income (loss)
 Unrealized holding gain arising
   during the period..................
 Less: Reclassification adjustment for
   realized gain included in net
   loss...............................
      Total other comprehensive
        income........................
Comprehensive loss....................
                                        --------   -----    ----------    ---      --------     ---------     -----        -----
Balance at December 31, 2000..........        --   $  --    65,818,362    $66      $283,268     $(243,808)    $(492)       $  --
                                        ========   =====    ==========    ===      ========     =========     =====        =====

                                         ACCUMULATED
                                            OTHER
                                        COMPREHENSIVE
                                           INCOME
                                           (LOSS)        TOTAL
                                        -------------   --------
Balance at December 31, 1997..........     $   52       $ 68,226
                                           ------       --------
Options exercised.....................                       614
Warrants exercised....................                       200
Issuance of shares through employee
 stock purchase plan..................                        33
Options granted to non-employees......                       540
Options granted to employees..........                       150
Note receivable -- officer and
 stockholder..........................                      (131)
Interest on note receivable -- officer
 and stockholder......................                        --
Preferred stock dividends.............                    (2,400)
Comprehensive loss:
Net loss..............................                   (21,382)
Other comprehensive income (loss)
 Unrealized holding loss arising
   during the period..................       (638)          (638)
 Less: Reclassification adjustment for
   realized gain included in net
   loss...............................         38             38
                                           ------       --------
      Total other comprehensive
        loss..........................       (676)          (676)
                                                        --------
Comprehensive loss....................                   (22,058)
                                           ------       --------
Balance at December 31, 1998..........       (624)        45,174
                                           ------       --------
Conversion of preferred stock.........                        --
Issuance of common stock..............                    94,125
Options exercised.....................                     5,316
Warrants exercised....................                     1,257
Issuance of shares through employee
 stock purchase plan..................                       177
Options granted to non-employees......                     2,411
Options granted to employees..........                       175
Interest received on note
 receivable -- officer and
 stockholder..........................                        11
Interest accrued on note receivable --
 officer and stockholder..............                        --
Preferred stock dividends.............                    (2,382)
Comprehensive loss:
Net loss..............................                   (34,611)
Other comprehensive income (loss)
 Unrealized holding gain arising
   during the period..................        722            722
 Less: Reclassification adjustment for
   realized gain included in net
   loss...............................         77             77
                                           ------       --------
      Total other comprehensive
        income........................        645            645
                                                        --------
Comprehensive loss....................                   (33,966)
                                           ------       --------
Balance at December 31, 1999..........         21        112,298
                                           ------       --------
Conversion of preferred stock.........                        --
Preferred stock called for
 redemption...........................                   (20,000)
Stock split in the form of a stock
 dividend.............................                        --
Options exercised.....................                    14,156
Warrants exercised....................                     3,654
Issuance of shares through employee
 stock purchase plan..................                       420
Options granted to non-employees......                     4,443
Options granted to employees..........                        54
Repayment of note
 receivable -- officer, including
 interest.............................                       145
Interest accrued on note
 receivable -- officer and
 stockholder..........................                        --
Preferred stock dividends, including
 redemption premium...................                    (5,764)
Comprehensive loss:
Net loss..............................                   (70,351)
Other comprehensive income (loss)
 Unrealized holding gain arising
   during the period..................      5,635          5,635
 Less: Reclassification adjustment for
   realized gain included in net
   loss...............................      1,258          1,258
                                           ------       --------
      Total other comprehensive
        income........................      4,377          4,377
                                                        --------
Comprehensive loss....................                   (65,974)
                                           ------       --------
Balance at December 31, 2000..........     $4,398       $ 43,432
                                           ======       ========

          See accompanying notes to consolidated financial statements

                          IMCLONE SYSTEMS INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                2000         1999         1998
                                                              ---------    ---------    --------
Cash flows from operating activities:
  Net loss..................................................  $ (70,351)   $ (34,611)   $(21,382)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................      2,501        1,959       1,760
    Amortization of deferred financing costs................      1,435            9           9
    Expense associated with issuance of options and
      warrants..............................................      4,497        2,586         690
    Write-off of patent costs...............................         48           86         235
    Gain on securities and investments......................     (1,258)         (77)        (38)
    Write-down of investment in Valigen N.V. ...............      5,125           --          --
    Changes in:
      Prepaid expenses......................................     (2,470)         312         126
      Other current assets..................................        461       (6,505)       (607)
      Due from officer and stockholder......................         --          102          --
      Other assets..........................................       (712)        (128)        (62)
      Interest payable......................................      4,399           --         (23)
      Accounts payable......................................      8,742        2,878        (622)
      Accrued expenses......................................      6,251          276       3,407
      Deferred revenue......................................      2,434          (75)       (133)
      Fees potentially refundable to corporate partner......      8,000       16,000       4,000
                                                              ---------    ---------    --------
         Net cash used in operating activities..............    (30,898)     (17,188)    (12,640)
                                                              ---------    ---------    --------
Cash flows from investing activities:
  Acquisitions of property and equipment....................    (37,761)      (7,118)       (472)
  Purchases of securities available for sale................   (405,514)    (105,520)    (62,779)
  Sales and maturities of securities available for sale.....    281,656       40,980      76,996
  Investment in Valigen N.V. ...............................     (7,500)          --          --
  Sale of investment in CombiChem, Inc. ....................         --        2,109          --
  Additions to patents......................................       (328)        (346)       (254)
  Proceeds from repayment of note receivable -- officer and
    stockholder.............................................        142           --          --
  Interest received on note receivable -- officer and
    stockholder.............................................          3           11          --
  Note receivable from officer and stockholder..............       (282)          --          --
                                                              ---------    ---------    --------
         Net cash (used in) provided by investing
           activities.......................................   (169,584)     (69,884)     13,491
                                                              ---------    ---------    --------
Cash flows from financing activities:
  Net proceeds from issuance of common stock................         --       94,125          --
  Proceeds from exercise of stock options and warrants......     17,810        6,573         682
  Proceeds from issuance of common stock under the employee
    stock purchase plan.....................................        420          177          33
  Proceeds from equipment and building improvement
    financings..............................................         --           94         594
  Proceeds from issuance of 5 1/2% convertible subordinated
    notes...................................................    240,000           --          --
  Deferred financing costs..................................     (8,512)          --          --
  Payment of preferred stock dividends......................         --       (4,893)         --
  Payments of other liabilities.............................       (927)        (876)       (830)
                                                              ---------    ---------    --------
         Net cash provided by financing activities..........    248,791       95,200         479
                                                              ---------    ---------    --------
         Net increase in cash and cash equivalents..........     48,309        8,128       1,330
Cash and cash equivalents at beginning of year..............     12,016        3,888       2,558
                                                              ---------    ---------    --------
Cash and cash equivalents at end of year....................  $  60,325    $  12,016    $  3,888
                                                              =========    =========    ========

          See accompanying notes to consolidated financial statements

                          IMCLONE SYSTEMS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND BASIS OF PREPARATION

        ImClone Systems Incorporated (the "Company") is a biopharmaceutical company advancing oncology care by developing a portfolio of targeted biologic treatments, which address the unmet medical needs of patients with a variety of cancers. The Company's three programs include growth factor blockers, cancer vaccines and anti-angiogenesis therapeutics. A substantial portion of the Company's efforts and resources are devoted to research and development conducted on its own behalf and through collaborations with corporate partners and academic research and clinical institutions. The Company has not derived any commercial revenue from product sales. The Company is operated as one business and is comprehensively managed by a single management team that reports to the Chief Operating Officer. The Company does not operate separate lines of business or separate business entities with respect to any of its product candidates. In addition, the Company does not conduct any of its operations outside of the United States. Accordingly, the Company does not prepare discrete financial information with respect to separate product areas or by location and does not have separately reportable segments. The Company employs accounting policies that are in accordance with accounting principles generally accepted in the United States of America.

        The biopharmaceutical industry is subject to rapid and significant technological change. The Company has numerous competitors, including major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions. These competitors may succeed in developing technologies and products that are more effective than any that are being developed by the Company or that would render the Company's technology and products obsolete and non-competitive. Many of these competitors have access to substantially greater financial and technical resources and production and marketing capabilities than the Company. In addition, many of the Company's competitors have significantly greater experience than the Company in pre-clinical testing and human clinical trials of new or improved pharmaceutical products. The Company is aware of various products under development or manufactured by competitors that are used for the prevention, diagnosis or treatment of certain diseases the Company has targeted for product development, some of which use therapeutic approaches that compete directly with certain of the Company's product candidates. The Company has limited experience in conducting and managing pre-clinical testing necessary to enter clinical trials required to obtain government approvals and has limited experience in conducting clinical trials. Accordingly, the Company's competitors may succeed in obtaining Food and Drug Administration ("FDA") approval for products more rapidly than the Company, which could adversely affect the Company's ability to further develop and market its products. If the Company commences significant commercial sales of its products, it will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which the Company has limited or no experience.

        On October 16, 2000, the Company effected a 2-for-1 stock split in the form of a stock dividend. Accordingly, shareholders of record as of September 29, 2000 of the Company's approximately 32.4 million shares of common stock outstanding each received one additional share of common stock for each share of common stock they owned on the record date. Common stock issued and common stock outstanding as of December 31, 1999 have not been restated to reflect the stock split. The stock split was recorded in the December 31, 2000 consolidated balance sheet as a transfer of $32,000 from additional paid-in capital to common stock. All references to number of shares, per share amounts, weighted average shares, option and warrant shares and related exercise prices for all periods presented in the accompanying consolidated statements of operations and notes to the consolidated financial statements have been retroactively adjusted to give effect to the stock split.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the financial statements of ImClone Systems Incorporated and its wholly-owned subsidiary, EndoClone Incorporated. All significant intercompany balances and transactions have been eliminated in consolidation.

(b) CASH EQUIVALENTS

        Cash equivalents consist primarily of U.S. Government instruments, commercial paper, master notes and other readily marketable debt instruments. The Company considers all highly liquid debt instruments with original maturities not exceeding three months to be cash equivalents.

(c) INVESTMENTS IN SECURITIES

        The Company classifies its investments in debt and marketable equity securities as available-for-sale.

        Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

        A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend and interest income are recognized when earned.

        The Company accounts for its investments in non-marketable equity securities using the cost method of accounting for investments where the Company's ownership is less than 20% and the equity method of accounting for investments where the Company's ownership is between 20% and 50%. The Company utilizes these methods of accounting for its investments in non-marketable equity securities unless there is an other than temporary impairment at which point the Company writes the investment down to its estimated net realizable value.

(d) LONG-LIVED ASSETS

        Property and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation of fixed assets is provided by straight-line methods over estimated useful lives of three to fifteen years, and leasehold improvements are being amortized over the related lease term or the service lives of the improvements, whichever is shorter.

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

(e) DEFERRED FINANCING COSTS

        Costs incurred in issuing the 5 1/2% Convertible Subordinated Notes and in obtaining the Industrial Development Revenue Bond (see Note 6) are amortized using the straight-line method over the terms of the related instrument.

(f) REVENUE RECOGNITION

        In December 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 in the fourth quarter of its fiscal year ended December 31, 2000, implementing a change in accounting policy effective January 1, 2000 with respect to revenue recognition associated with non-refundable fees received upon entering into research and licensing arrangements. Beginning January 1, 2000, non-refundable fees received upon entering into license and other collaborative agreements where the Company has continuing involvement are recorded as deferred revenue and recognized ratably over the estimated service period. In previous years, prior to SAB 101, non-refundable upfront fees from licensing and other collaborative agreements were recognized as revenue when received, provided all contractual obligations of the Company relating to such fees had been fulfilled.

        Non-refundable milestone payments pursuant to collaborative agreements are recognized as revenue upon the achievement of the specified milestone.

        Research and development funding revenue is derived from collaborative agreements and is recognized in accordance with the terms of the respective contracts.

        Royalty revenue is recognized when earned and collection is probable. Royalty revenue is derived from sales of products by corporate partners using licensed Company technology.

        Revenue recognized in the accompanying consolidated statements of operations is not subject to repayment. Amounts received that are subject to repayment if certain specified goals are not met are classified as fees potentially refundable to corporate partner; revenue recognition of such amounts will commence upon the achievement of such specified goals. Payments received that are related to future performance are classified as deferred revenue and recognized when the revenue is earned.

(g) FOREIGN CURRENCY TRANSACTIONS

        Gains and losses from foreign currency transactions, such as those resulting from the translation and settlement of receivables and payables denominated in foreign currencies, are included in the consolidated statements of operations. The Company does not currently use derivative financial instruments to manage the risks associated with foreign currency fluctuations. The Company recorded gains on foreign currency transactions of approximately $25,000 for the year ended December 31, 2000 and losses on foreign currency transactions of approximately $7,000 and $153,000 for the years ended December 31, 1999 and 1998, respectively. Gains and losses from foreign currency transactions are included as a component of operating expenses.

(h) STOCK-BASED COMPENSATION PLANS

        The Company has two types of stock-based compensation plans; stock option plans and a stock purchase plan. The Company accounts for its stock-based compensation plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant of an option only if the market price of the underlying stock on the date of grant exceeded the exercise price. The Company provides the pro forma net income and pro forma earnings per share disclosures for employee and director stock option grants made in 1995 and future years as if the fair-value-based method defined in Statement of Financial Accounting Standards ("SFAS") No. 123 had been applied.

        In April 2000, the Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- An Interpretation of APB Opinion No. 25" ("FIN 44"), was issued. FIN 44 clarifies the application of APB No. 25 for certain issues. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan and the accounting consequences of various modifications to the term of a previously fixed stock option or award. FIN 44 became effective July 1, 2000. The adoption of FIN 44 did not have an effect on the Company's financial position or results of operations.

(i) RESEARCH AND DEVELOPMENT

        Research and development expenditures are expensed as incurred. The Company is currently producing commercial grade product under a third-party manufacturing arrangement the cost of which is being recognized as research and development expense until regulatory approval is received.

(j) INCOME TAXES

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income or expense in the period that includes the enactment date of the rate change.

(k) USE OF ESTIMATES

        Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles in the United States of America. Actual results could differ from those estimates.

(l) NET LOSS PER COMMON SHARE

        Basic and diluted loss per common share is based on the net loss for the relevant period, adjusted for series A convertible preferred stock ("series A preferred stock") dividends, redemption premiums and the assumed incremental yield attributable to the beneficial conversion feature aggregating $6,773,000, $3,713,000 and $3,668,000 for the years ended December 31, 2000, 1999 and 1998, respectively, divided by the weighted average number of shares issued and outstanding during the period. For purposes of the diluted loss per share calculation, the exercise or conversion of all potential common shares is not included since their effect would be anti-dilutive for all years presented. As of December 31, 2000, 1999 and 1998, the Company had approximately 19,143,000, 19,501,000 and 21,867,000, respectively, potential common shares outstanding which represent new shares which could be issued under convertible preferred stock, convertible debt, stock options and stock warrants. The potential new shares of common stock into which the series A preferred stock was convertible was based on the future market price of the Company's common stock. In December 2000, the Company called for redemption the remaining 200,000 shares of series A convertible preferred stock. The potential common stock outstanding relating to series A preferred stock conversion for the years ended December 31, 1999 and 1998 was estimated based on the respective closing prices of the common stock at December 31, 1999 and 1998.

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

(n) RECLASSIFICATION

        Certain amounts previously reported have been reclassified to conform to the current year's presentation.

(o) ACCOUNTING FOR DERIVATIVE AND HEDGING ACTIVITIES

        Effective January 1, 2001, the Company was required to adopt the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes new accounting and reporting guidelines for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. SFAS No. 133 was subsequently amended by SFAS Nos. 137 and
138. SFAS No. 133 requires the recognition of all derivative financial instruments as either assets or liabilities in the consolidated balance sheet and measurement of those derivatives at fair value. The Company has reviewed SFAS No. 133 and its operations relative to SFAS No. 133 and concluded that it does not have or use derivative instruments. Accordingly, the adoption of SFAS No. 133 did not and is not expected to have an effect on the results of operations or the financial position of the Company.

(3) SECURITIES AVAILABLE FOR SALE

        The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale securities by major security type at December 31, 2000 and 1999 were as follows:

        At December 31, 2000:

                                                           GROSS            GROSS
                                                        UNREALIZED        UNREALIZED
                                     AMORTIZED COST    HOLDING GAINS    HOLDING LOSSES     FAIR VALUE
                                     --------------    -------------    --------------    ------------
U.S. Government agency debt........   $ 99,262,000      $4,387,000        $      --       $103,649,000
U.S. corporate debt................     33,860,000           7,000         (100,000)        33,767,000
Foreign corporate debt.............     97,890,000         178,000          (74,000)        97,994,000
Foreign government/agency
  guaranteed debt..................      1,434,000              --               --          1,434,000
                                      ------------      ----------        ---------       ------------
                                      $232,446,000      $4,572,000        $(174,000)      $236,844,000
                                      ============      ==========        =========       ============

        At December 31, 1999:

                                                           GROSS            GROSS
                                                        UNREALIZED        UNREALIZED
                                     AMORTIZED COST    HOLDING GAINS    HOLDING LOSSES     FAIR VALUE
                                     --------------    -------------    --------------    ------------
U.S. Government agency debt........   $    997,000        $    --          $     --       $    997,000
U.S. corporate debt................     30,710,000         57,000            (9,000)        30,758,000
Foreign corporate debt.............     68,215,000         29,000           (56,000)        68,188,000
Foreign government/agency
  guaranteed debt..................      7,409,000             --                --          7,409,000
                                      ------------        -------          --------       ------------
                                      $107,331,000        $86,000          $(65,000)      $107,352,000
                                      ============        =======          ========       ============

        Maturities of debt securities classified as available-for-sale were as follows at December 31, 2000:

        Years ended December 31,

                                                  AMORTIZED COST     FAIR VALUE
                                                  --------------    ------------
     2001.......................................   $ 11,898,000     $ 11,901,000
     2002.......................................      1,537,000        1,539,000
     2003.......................................        242,000          250,000
     2004.......................................     25,258,000       25,504,000
     2005.......................................     33,326,000       33,274,000
     2006 and thereafter........................    160,185,000      164,376,000
                                                   ------------     ------------
                                                   $232,446,000     $236,844,000
                                                   ============     ============

        Proceeds from the sale of investment securities available-for-sale were $110,772,000, $25,081,000 and $35,604,000 for the years ended December 31, 2000,
1999 and 1998, respectively. Gross realized gains included in income in the years ended December 31, 2000, 1999 and 1998 were $1,280,000, $33,000 and
$41,000, respectively, and gross realized losses included in income in the years ended December 31, 2000, 1999 and 1998 were $22,000, $65,000 and $3,000, respectively.

(4) INVESTMENT IN EQUITY SECURITIES

        In May 2000, the Company made an equity investment in ValiGen N.V. ("ValiGen"), a private biotechnology company specializing in therapeutic target identification and validation using the tools of genomics and gene expression analysis. The Company purchased 705,882 shares of ValiGen's series A preferred stock and received a five-year warrant to purchase 388,235 shares of ValiGen's common stock at a per share purchase price of $12.50 for an aggregate purchase price of $7,500,000, which represents ownership in ValiGen of approximately 6%. The Company has assigned a value of $594,000 to the warrant based on the Black-Scholes Price Model. The ValiGen preferred stock contains voting rights identical to holders of ValiGen's common stock. Each share of ValiGen preferred stock is convertible into one share of ValiGen common stock. The Company may elect to convert the ValiGen preferred stock at any time; provided, that the ValiGen preferred stock will automatically convert into ValiGen common stock upon the closing of an initial public offering of ValiGen's common stock with gross proceeds not less than $20,000,000. The Company recorded its original investment in ValiGen using the cost method of accounting. In December 2000, the Company recognized a write-down of its investment in ValiGen of approximately $5,125,000 determined based on the modified equity method of accounting; such write-down is included in loss (gain) on securities and investment in the consolidated statement of operations. The investment is classified as a long-term asset included in Investment in equity securities and other assets in the consolidated balance sheet. The Company's Chief Executive Officer is a member of ValiGen's Board of Directors.

        In October 1997, the Company entered into a Collaborative Research and License Agreement with CombiChem, Inc. ("CombiChem") to discover and develop novel small molecules for use against selected targets for the treatment of cancer. The Company provided CombiChem with research funding through October 1999 in the amount of $500,000. Concurrent with the execution of the Collaborative Research and License Agreement, the Company entered into a Stock Purchase Agreement pursuant to which the Company purchased 312,500 shares of common stock of CombiChem, as adjusted, for aggregate consideration of $2,000,000. This investment was included in Investment in equity securities and other assets. In 1999, the Company disposed of its investment in CombiChem resulting in a net gain of $109,000 which is included in loss (gain) on securities and investment in the consolidated statement of operations.

(5) ACCRUED EXPENSES

        The following items are included in accrued expenses:

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2000            1999
                                                              ------------    ------------
               Salaries and other payroll related
                  expenses..................................  $ 2,436,000      $1,558,000
               Research and development contract services...    6,747,000       2,291,000
               Other........................................    2,191,000       1,274,000
                                                              -----------      ----------
                                                              $11,374,000      $5,123,000
                                                              ===========      ==========

(6) LONG-TERM DEBT

        Long-term debt consists of the following:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
               5 1/2% Convertible Subordinated Notes due
                  March 1, 2005.............................  $240,000,000    $       --
               11 1/4% Industrial Development Revenue Bond
                  due May 1, 2004...........................     2,200,000     2,200,000
                                                              ------------    ----------
                                                              $242,200,000    $2,200,000
                                                              ============    ==========

        In February 2000, the Company completed a private placement of $240,000,000 in convertible subordinated notes due March 1, 2005. The Company received net proceeds from this offering of approximately $231,500,000, after deducting costs associated with the offering. The notes bear interest at an annual rate of 5 1/2%. Accrued interest on the notes was approximately $4,400,000 at December 31, 2000. The holders may convert all or a portion of the notes into common stock at any time on or before March 1, 2005 at a conversion price of $55.09 per share, subject to adjustment under certain circumstances. The notes are subordinated to all existing and future senior indebtedness. The Company may redeem any or all of the notes at any time prior to March 6, 2003, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to the redemption date if the closing price of the common stock has exceeded 150% of the conversion price for at least 20 trading days in any consecutive 30-trading day period, provided the Company makes an additional payment of $152.54 per $1,000 aggregate principal amount of notes, minus the amount of any interest actually paid thereon prior to the redemption notice date. On or after March 6, 2003, the Company may redeem any or all of the notes at specified redemption prices, plus accrued and unpaid interest to the day preceding the redemption date. The Company was required to file with the SEC and obtain the effectiveness of a shelf registration statement covering resales of the notes and the common stock. Such registration statement was declared effective in July 2000. Upon the occurrence of a "fundamental change" as defined in the agreement, holders of the notes may require the Company to redeem the notes at a price equal to 100% of the principal amount to be redeemed.

        In August 1990, the NYIDA issued $2,200,000 principal amount of its 11.25% Industrial Development Revenue Bond due 2004 (the "1990 Bond"). The proceeds from the sale of the 1990 Bond were used by the Company for the acquisition, construction and installation of the Company's research and development facility in New York City. The Company has granted a security interest in all equipment located in its New York City facility purchased with the proceeds from the 1990 bond to secure the obligation of the Company to the NYIDA relating to the 1990 Bond. Interest expense on the 1990 Bond was approximately $248,000 for each of the years ended December 31, 2000, 1999 and 1998.

(7) OTHER LONG-TERM LIABILITIES

        Other long-term liabilities consisted of the following:

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2000            1999
                                                              ------------    ------------
               Liability under capital lease obligations....   $1,089,000      $2,010,000
               Liability under license agreement............       25,000          31,000
                                                               ----------      ----------
                                                                1,114,000       2,041,000
               Less current portion.........................     (626,000)       (906,000)
                                                               ----------      ----------
                                                               $  488,000      $1,135,000
                                                               ==========      ==========

        The Company has obligations under various capital leases for certain laboratory, office and computer equipment and also certain building improvements primarily under 1996 and 1998 financing agreements with Finova Technology Finance, Inc. ("Finova"). The financing agreements allowed the Company to finance the lease of equipment and make certain building and leasehold improvements to existing facilities. Each lease has a fair market value purchase option at the expiration of its 42-month or 48-month term. Pursuant to the financing agreement entered into in 1996, the Company issued to Finova a warrant to purchase 46,440 shares of common stock at an exercise price of $4.85 per share which was exercised in November 1999. The Company recorded a non-cash debt discount of approximately $125,000 in connection with this financing. This discount has been amortized over the 42-month term of the first lease. The Company has entered into twelve individual leases under the financing agreements aggregating a total cost of $3,695,000. There is no further funding available under these agreements. During 2000, the Company elected to exercise the fair market value purchase option at the expiration of the 42-month term of the first two leases under the 1996 agreement. There are no covenants associated with these financing agreements that materially restrict the Company's activities. See Notes 15 and 17.

        In January and February 2000, the Company entered into capital lease arrangements, subject to final negotiation of the master lease and other related agreements, with Finova and Transamerica Business Credit Corporation ("Transamerica") under which it may obtain at its option up to an aggregate of $25,000,000 in financing. Under the arrangements, funds may be obtained from time to time to finance equipment and certain pre-construction costs associated with the build-out of its new product launch manufacturing facility. During the first quarter of 2000 the Company paid $100,000 in application fees associated with these agreements, which may be applied against future principal and interest payments. As of December 31, 2000, the Company has not drawn any funds under these arrangements.

        At December 31, 2000 and 1999, the amounts of laboratory equipment, office equipment, building improvements and furniture and fixtures and the related accumulated depreciation and amortization recorded under all capital leases were as follows:

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2000            1999
                                                              ------------    ------------
               Laboratory, office and computer equipment....  $ 2,213,000      $2,583,000
               Building improvements........................      632,000         963,000
               Furniture and fixtures.......................      170,000         170,000
                                                              -----------      ----------
                                                                3,015,000       3,716,000
               Less accumulated depreciation and
                  amortization..............................   (1,218,000)       (947,000)
                                                              -----------      ----------
                                                              $ 1,797,000      $2,769,000
                                                              ===========      ==========

(8) CHANGE IN ACCOUNTING POLICY FOR REVENUE RECOGNITION

        The Company adopted SAB 101 in the fourth quarter of 2000 with an effective date of January 1, 2000, implementing a change in accounting policy with respect to revenue recognition. See Note 2(f). The adoption of SAB 101. resulted in a $2,596,000 cumulative effect of a change in accounting policy related to nonrefundable upfront licensing fees received from Merck KGaA in connection with the development and commercialization agreement with Merck KGaA with respect to its principal cancer vaccine product candidate BEC2. The cumulative effect represents revenue originally recorded upon receipt of such payments that now is recorded as deferred revenue and will be recognized over the life of the related patent(s). During the year ended December 31, 2000, the impact of the change in accounting policy increased net loss by $2,434,000, or $0.04 per share, comprising the $2,596,000 cumulative effect of the change described above, net of $162,000 of related deferred revenue that was recognized during the period. Had the change in accounting policy been applied retroactively, net loss would have been reduced by $162,000 for each of the years ended December 31, 1999 and 1998.

(9) COLLABORATIVE AGREEMENTS

        In December 1990, the Company entered into a development and commercialization agreement with Merck KGaA with respect to BEC2 and the recombinant gp75 antigen (collectively "BEC2"). The agreement has been amended a number of times, most recently in December 1997. The agreement grants Merck KGaA a license, with the right to sublicense, to manufacture and market BEC2 outside of North

America for all indications. Merck KGaA has also been granted a license, without the right to sublicense, to market but not manufacture BEC2 in North America. The Company has the right to co-promote BEC2 in North America. In return, the Company is entitled to and has recognized research support payments totaling $4,700,000 and is entitled to no further research support payments under the agreement. The Company recognized research support revenue of $533,000 in the year ended December 31, 1999 and $2,500,000 in the year ended December 31, 1998. Merck KGaA is also required to make payments of up to $22,500,000, of which $3,000,000 has been recognized, based on milestones achieved in the licensed products' development. The Company recognized milestone revenue of $1,000,000 in the year ended December 31, 1999 and $2,000,000 in the year ended December 31, 1998. Merck KGaA is also responsible for worldwide costs of up to DM17,000,000 associated with a multi-site, multinational Phase III clinical trial for BEC2 in limited disease small-cell lung carcinoma. This expense level was reached during the fourth quarter of 2000 and all expenses incurred from that point forward are being shared 60% by Merck KGaA and 40% by the Company. Merck KGaA is also required to pay royalties on the eventual sales of BEC2 outside of North America, if any. Revenues from sales, if any, of BEC2 in North America will be distributed in accordance with the terms of a co-promotion agreement to be negotiated by the parties.

        In December 1998, the Company entered into a development and license agreement with Merck KGaA with respect to its lead interventional therapeutic product candidate for cancer, IMC-C225. In exchange for exclusive rights to market IMC-C225 outside of North America and co-development rights in Japan, the Company can receive $30,000,000, of which $28,000,000 has been received as of December 31, 2000, in up-front fees and early cash-based milestone payments assuming achievement of defined milestones. An additional $30,000,000 can be received assuming the achievement of further milestones for which Merck KGaA will receive equity in the Company. The equity underlying these milestone payments will be priced at varying premiums to the then market price of the common stock depending upon the timing of the achievement of the respective milestones. Merck KGaA will pay the Company a royalty on future sales of IMC-C225 outside of North America, if any. Merck KGaA has also agreed not to own greater than 19.9% of the Company's voting securities through December 3, 2002. This agreement may be terminated by Merck KGaA in various instances, including
(1) at its discretion on any date on which a milestone is achieved (in which case no milestone payment will be made), or (2) for a one-year period after first commercial sale of IMC-C225 in Merck KGaA's territory, upon Merck KGaA's reasonable determination that the product is economically unfeasible (in which case Merck KGaA is entitled to receive back 50% of the cash-based milestone payments then paid to date, but only out of revenues received, if any, based upon a royalty rate applied to the gross profit from IMC-C225 sales or IMC-C225 license fees in the United States and Canada). Under the agreement, the Company is entitled to Merck KGaA's guaranty of the Company's obligations under a $30 million credit facility relating to the construction of the product launch manufacturing facility for the commercial production of IMC-C225. To date, the Company has not utilized this guaranty. In the event of termination of the agreement, and in the event the guaranty is utilized, the Company will be required to use its best reasonable efforts to cause the release of Merck KGaA as guarantor. The $28,000,000 in payments received through December 31, 2000 have been recorded as fees potentially refundable to corporate partner and not as revenue due to the fact that they were refundable to Merck KGaA in the event a condition relating to obtaining certain collateral license agreements was not satisfied. In March 2001, this condition was satisfied and approximately $24,000,000 will be recognized as revenue by the Company during the first quarter of 2001.

        In conjunction with Merck KGaA, the Company has expanded the trial of IMC-C225 plus radiotherapy in squamous cell carcinoma of the head and neck into Europe, South Africa, Israel, Australia and New Zealand. In order to support these clinical trials, Merck KGaA has taken possession of and reimbursed the Company for all of the IMC-C225 manufactured under its contract manufacturing agreement with Boehringer Ingelheim Pharma KG ("BI Pharma"). See Note 15. All reimbursements due from Merck KGaA under this agreement were received during the year ended December 31, 2000. Merck has further agreed to reimburse the Company for one-half of the outside contract service costs incurred with respect to the Phase III clinical trial of IMC-C225 for the treatment of head and neck cancer in combination with radiation. Amounts due from Merck KGaA related to this agreement totaled approximately $2,560,000 and $1,112,000 at December 31, 2000 and 1999, respectively. The aforementioned reimbursements from Merck KGaA for manufacturing and clinical trial costs were recorded as reductions to research and development expenses and totaled approximately $4,476,000 and $5,554,000 for the years ended December 31, 2000 and 1999, respectively. The aforementioned amounts due from Merck KGaA as of December 31, 2000 and 1999 are included in other current assets.

        Revenues for the years ended December 31, 2000, 1999 and 1998 were $1,413,000, $2,143,000, and $4,193,000, respectively. Revenues for the year ended December 31, 2000 primarily consisted of (1) $250,000 in milestone revenue and $961,000 in royalty revenue from our strategic corporate alliance with Abbott Laboratories ("Abbott") in diagnostics and (2) $162,000 in license fee revenue from our strategic corporate alliance with Merck KGaA for BEC2. The revenue related to the BEC2 agreement is being recognized as a direct result of a change in accounting policy with respect to revenue recognition. See Note 2(f). Revenues for the year ended December 31, 1999 primarily included (1) $500,000 in milestone revenue and $225,000 in research support from the Company's partnership with the Wyeth/Lederle Vaccine and Pediatrics Division of American Home Products Corporation ("American Home") in infectious disease vaccines, (2) $533,000 in research and support payments from the Company's research and license agreement with Merck KGaA for BEC2, and (3) $500,000 in milestone revenue and $305,000 in royalty revenue from the Company's strategic alliance with Abbott in diagnostics. Revenues for the year ended December 31, 1998 included (1) $300,000 in research support from the Company's partnership with American Home in infectious disease vaccines, (2) $1,000,000 in milestone revenue and $2,500,000 in research and support payments from the Company's research and license agreement with Merck KGaA for BEC2 and (3) $295,000 in royalty revenue from the Company's strategic alliance with Abbott in diagnostics.

        Revenues were derived from the following geographic areas:

                                        YEAR ENDED DECEMBER 31,
                                 --------------------------------------
                                    2000          1999          1998
                                 ----------    ----------    ----------
               United States...  $1,251,000    $1,610,000    $  693,000
               Germany.........     162,000       533,000     3,500,000
                                 ----------    ----------    ----------
                                 $1,413,000    $2,143,000    $4,193,000
                                 ==========    ==========    ==========

(10) COMMON STOCK

        In May 2000, the stockholders approved the amendment of the Company's certificate of incorporation to increase the total number of shares of common stock the Company is authorized to issue from 60,000,000 shares to 120,000,000 shares.

(11) PREFERRED STOCK

        In connection with the December 1997 amendment to the research and license agreement between them, Merck KGaA purchased from the Company 400,000 shares of the Company's series A preferred stock for total consideration of $40,000,000. Cumulative annual dividends of $6.00 per share were accrued on the outstanding series A preferred stock. In 1999, Merck KGaA converted 100,000 shares of series A preferred stock into 1,600,000 shares of common stock at a conversion price of $6.25 per share. In 2000, Merck KGaA converted another 100,000 shares of the series A preferred stock into 499,220 shares of common stock at a conversion price of $20.03 per share.

        On December 28, 2000, the Company exercised its redemption right for the remaining 200,000 outstanding shares of series A preferred stock at the stated redemption price of $120 per share. The above mentioned redemption price and the accrued dividends on the 100,000 shares of series A preferred stock converted on December 15, 2000 and the 200,000 shares of series A preferred stock called for redemption on December 28, 2000 both were paid in January 2001. This amount totaled approximately $25,764,000 and is included as a component of current liabilities in the consolidated balance sheet as of December 31, 2000. The redemption premium of $4,000,000 has been included as preferred dividends in the year ended December 31, 2000.

        In accordance with the terms of the series A preferred stock, the Company calculated an assumed incremental yield of $5,455,000 at the date of issuance based on a beneficial conversion feature included in the terms of the security. Such amount was being amortized as a preferred stock dividend over the four-year period beginning with the day of issuance. The assumed incremental yield and related amortization period for the respective period after the December 2000 and 1999 conversions and the December 2000 redemption of the series A preferred stock has been adjusted to reflect a decrease in the aggregate assumed incremental yield of $1,796,000 as a result of the aforementioned conversions and redemption prior to the period in which the beneficial conversion feature was available. The assumed incremental yield associated with the shares of series A preferred stock converted has been amortized through each respective conversion date and the assumed incremental yield associated with the shares of series A preferred stock redeemed has been amortized through the call for redemption date. The Company has recognized a total incremental yield attributable to the beneficial conversion feature of $3,659,000 for the period from the date of issuance through December 31, 2000 and there is no remaining unamortized amount.

(12) STOCK OPTIONS AND WARRANTS

(a) STOCK OPTION PLANS:

        In February 1986, the Company adopted and the shareholders thereafter approved an Incentive Stock Option Plan and a Non-Qualified Stock Option Plan (the "86 Plans"). In February 1996, the Company's Board of Directors adopted and the shareholders thereafter approved an additional Incentive Stock Option Plan and Non-Qualified Stock Option Plan (the "96 Plans"). In May 1998, the Company's Board of Directors adopted an additional Non-Qualified Stock Option Plan (the "98 Plan"), which shareholders were not required to approve. Combined, the 86 Plans, the 96 Plans, as amended, and the 98 Plan, as amended provide as of December 31, 2000 for the granting of options to purchase up to 20,000,000 shares of common stock to employees, directors, consultants and advisors of the Company. Subsequent to year-end, the number of shares which may be granted under the 98 Plan was increased by 4,000,000 shares. Incentive stock options may not be granted at a price less than the fair market value of the stock at the date of grant and may not be granted to non-employees. Options may not be granted under the 98 Plan to officers or directors. Options under all the plans, unless earlier terminated, expire ten years from the date of grant. Options granted under these plans vest over one-to-five-year periods. At December 31, 2000, options to purchase 13,568,188 shares of common stock were outstanding and 3,598,524 shares were available for grant. Options may no longer be granted under the 86 Plans pursuant to the terms of the 86 Plans.

        A summary of stock option activity follows:

                                                                            WEIGHTED AVERAGE
                                                              NUMBER OF      EXERCISE PRICE
                                                                SHARES         PER SHARE
                                                              ----------    ----------------
Balance at December 31, 1997................................   4,754,190         $ 3.10
     Granted................................................   4,865,952           5.10
     Exercised..............................................    (308,194)          1.99
     Canceled...............................................    (493,700)          5.52
                                                              ----------
Balance at December 31, 1998................................   8,818,248           4.10
     Granted................................................   7,028,520          12.22
     Exercised..............................................  (1,342,610)          3.96
     Canceled...............................................    (117,556)          5.39
                                                              ----------
Balance at December 31, 1999................................  14,386,602           8.07
  Granted...................................................   3,021,694          40.30
  Exercised.................................................  (3,634,486)          3.88
  Canceled..................................................    (205,622)         24.06
                                                              ----------
Balance at December 31, 2000................................  13,568,188         $16.12
                                                              ==========

        The following table summarizes information concerning stock options outstanding at December 31, 2000:

                                                     WEIGHTED
                                                      AVERAGE
                                                     REMAINING    WEIGHTED     NUMBER      WEIGHTED
                                        NUMBER      CONTRACTUAL   AVERAGE    EXERCISABLE   AVERAGE
RANGE OF                              OUTSTANDING      TERM       EXERCISE       AT        EXERCISE
EXERCISE PRICES                       AT 12/31/00     (YEARS)      PRICE      12/31/00      PRICE
- ---------------                       -----------   -----------   --------   -----------   --------
$0.28-5.44..........................   2,290,064       6.12        $ 3.68     1,939,064     $ 3.60
5.69-6.63...........................   2,099,712       7.51          5.81     1,621,212       5.85
6.88-9.13...........................   3,374,350       8.40          9.12     3,303,600       9.12
9.50-27.94..........................   3,109,868       8.92         17.62       697,776      17.14
30.94-70.69.........................   2,694,194       9.63         41.79            --         --
                                      ----------                              ---------
                                      13,568,188       8.24        $16.12     7,561,652     $ 7.74
                                      ==========                              =========

        In May 1996, the Company granted an officer a non-qualified stock option to purchase 450,000 shares of the Company's common stock at an exercise price below the market price of the stock on the date of grant. The Company recorded compensation expense of $150,000 in each of the years ended December 31, 1999 and 1998, as prescribed under APB Opinion No. 25.

        In September 1998 and January 1999, the Company granted options to each of its Vice President of Marketing and Vice President of Product and Process Development to purchase 120,000 shares of common stock. These options were not granted under any of the above mentioned Incentive Stock Option or Non-Qualified Stock Option Plans. The terms of these options are substantially similar to those granted under the 98 Plan.

        During the years ended December 31, 2000, 1999 and 1998, the Company granted options to purchase 95,000, 168,000 and 248,000 shares, respectively, of its common stock to certain Scientific Advisory Board members and outside consultants in consideration for future services. At December 31, 2000, outstanding options to purchase 135,000 shares of the Company's common stock related to these grants remain unvested and the fair value of such options are subject to remeasurement through the vesting date. The fair value of these grants was calculated using the Black-Scholes option pricing model using assumptions generally comparable to those disclosed in item (c) below. During the years ended December 31, 2000, 1999 and 1998, the Company recognized approximately $4,425,000, $2,411,000 and $540,000, respectively, in compensation expense relating to the options granted to Scientific Advisory Board members and outside consultants. During the years ended December 31, 2000, 1999 and 1998, the Company granted options to outside members of its Board of Directors to purchase approximately 341,474, 310,000 and 88,000 shares, respectively, of its common stock. No compensation expense was recorded for these option grants.

        In May 1999, the Company's stockholders approved the grant of an option to the President and Chief Executive Officer and Executive Vice President and Chief Operating Officer to purchase 2,000,000 and 1,300,000 shares, respectively, of common stock at a per share exercise price equal to $9.125, the last reported sale price of the common stock on the date shareholder approval was obtained. The original terms of the options provided that they vest in their entirety seven years from the date of grant, but may vest earlier as to 20% of the shares annually if certain targets in the Company's common stock price are achieved. In May 2000, the Company's stockholders approved an amendment to these options to provide that each tranche vests immediately upon achievement of the relevant target stock price associated with such tranche without regard to the passage of time, which was a requirement in the original options. The options became fully vested and exercisable upon the approval of the amendments.

        During April 1995, the Company completed the sale of the remaining one-half of its shares of capital stock of Cadus Pharmaceutical Corporation ("Cadus") for $3.0 million to High River Limited Partnership ("High River"). In exchange for receiving a now-expired right to repurchase all outstanding shares of capital stock of Cadus held by High River, the Company granted to High River two options to purchase shares of common stock. One option is for 300,000 shares at an exercise price per share equal to $1.00, subject to adjustment under certain circumstances, and the other option is for 600,000 shares at an exercise price per share equal to $0.34, subject to adjustment under certain circumstances. Both options were exercised in March 2000.

(b) WARRANTS

        As of December 31, 2000, a total of 1,218,600 shares of common stock were issuable upon exercise of outstanding warrants. Such warrants have been issued to certain officers, directors and other employees of the Company, certain Scientific Advisory Board members, certain investors and certain credit providers and investors.

        A summary of warrant activity follows:

                                                                            WEIGHTED AVERAGE
                                                              NUMBER OF      EXERCISE PRICE
                                                                SHARES         PER SHARE
                                                              ----------    ----------------
Balance at December 31, 1997................................   4,814,690         $1.36
     Granted................................................          --            --
     Exercised..............................................    (287,510)          .70
     Canceled...............................................          --            --
                                                              ----------
Balance at December 31, 1998................................   4,527,180          1.40
     Granted................................................          --            --
     Exercised..............................................    (990,440)         1.27
     Canceled...............................................          --            --
                                                              ----------
Balance at December 31, 1999................................   3,536,740          1.43
     Granted................................................          --            --
     Exercised..............................................  (2,318,140)         1.60
     Canceled...............................................          --            --
                                                              ----------
Balance at December 31, 2000................................   1,218,600         $1.13
                                                              ==========

        The outstanding warrants (which are all currently exercisable) expire and are exercisable for the number of shares of common stock as shown below:


March 2001..............................................        2,000
May 2001................................................    1,192,000
December 2004...........................................       24,600
                                                            ---------
     Total..............................................    1,218,600
                                                            =========

(c) SFAS NO. 123 DISCLOSURES:

        The following table summarizes the weighted average fair value of stock options and warrants granted to employees and directors during the years ended December 31, 2000, 1999 and 1998:

                                                            OPTION PLANS
                                    ------------------------------------------------------------
                                           2000                 1999                 1998
                                    ------------------   -------------------   -----------------
                                    SHARES(1)     $      SHARES(1)       $     SHARES(1)     $
                                    ---------   ------   ---------     -----   ---------   -----
Exercise price is less than market
  value at date of grant..........         --   $   --     200,000(2)  $5.44          --   $  --
Exercise price equals market value
  at date of grant................  2,926,694   $23.79   6,660,520     $8.30   1,800,952   $2.76
Exercise price exceeds market
  value at date of grant..........         --   $   --          --     $  --   2,817,000   $3.14

(1) Does not include 95,000 in 2000, 168,000 in 1999 and 248,000 shares in 1998 under options granted to non-employees. The fair value of these non-employee grants has been recorded as compensation expense as prescribed by SFAS No. 123.

(2) The Company has recorded compensation expense of $72,000 and $25,000 in the years ended December 31, 2000 and 1999 in connection with these grants as prescribed under APB Opinion No. 25.

        The fair value of stock options was estimated using the Black-Scholes option pricing model. The Black-Scholes model considers a number of variables including the exercise price and the expected life of the option, the current price of the common stock, the expected volatility and the dividend yield of the underlying common stock, and the risk-free interest rate during the expected term of the option. The following summarizes the weighted average assumptions used:

                                                                   OPTION PLANS
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
               Expected life (years)........................   3.41      5.9      5.3
               Interest rate................................   6.16%    5.47%    5.58%
               Volatility...................................  83.79%   79.96%   76.03%
               Dividend yield...............................      0%       0%       0%

        The Company applies APB Opinion No. 25 and related Interpretations in accounting for its options and warrants. Except as previously indicated, no compensation cost has been recognized for its stock option and warrant grants. Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company's net loss to common stockholders and loss per common share would have been increased to the pro forma amounts indicated below:

                                                             YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------------
                                                      2000             1999            1998
                                                  -------------    ------------    ------------
Net loss:
     As reported................................  $ (70,351,000)   $(34,611,000)   $(21,382,000)
     Pro forma..................................   (114,081,000)    (43,893,000)    (28,638,000)
Basic and diluted loss per common share:
     Basic and diluted
     As reported................................  $       (1.22)   $      (0.75)   $      (0.52)
     Pro forma..................................          (1.81)          (0.94)          (0.66)

        The pro forma effect on the loss for the years ended December 31, 2000, 1999 and 1998 is not necessarily indicative of the pro forma effect on future years' operating results.

(13) EMPLOYEE STOCK PURCHASE PLAN

        In April 1998, the Company's Board of Directors adopted the ImClone Systems Incorporated 1998 Employee Stock Purchase Plan (the "ESPP"), subject to shareholders' approval, which was received in May 1998. The ESPP, as amended, allows eligible employees to purchase shares of the Company's common stock through payroll deductions at the end of quarterly purchase periods. To be eligible, an individual must be an employee, work more than 20 hours per week for at least five months per calendar year and not own greater than 5% of the Company's common stock. Pursuant to the ESPP, the Company has reserved 1,000,000 shares of common stock for issuance. Prior to the first day of each quarterly purchase period, each eligible employee may elect to participate in the ESPP. The participant is granted an option to purchase a number of shares of common stock determined by dividing each participant's contribution accumulated prior to the last day of the quarterly period by the purchase price. The participant has the ability to withdraw from the ESPP until the second to last day of the quarterly purchase period. The purchase price is equal to 85% of the market price per share on the last day of each quarterly purchase period. An employee may purchase stock from the accumulation of payroll deductions up to the lesser of 15% of such employee's compensation or $25,000 per year. As adjusted for the stock split, participating employees have purchased 11,153 shares of common stock at an aggregate purchase price of $420,000 for the year ended December 31, 2000, 13,506 shares of common stock at an aggregate purchase price of $177,000 for the year ended December 31, 1999 and 8,776 shares of common stock at an aggregate purchase price of $33,000 for the year ended December 31, 1998. As of December 31, 2000, 966,565 shares were available for future purchases. No compensation expense has been recorded in connection with the ESPP. Compensation expense of $74,000, $31,000 and $6,000 related to the discount given to employees is included in the pro forma operating results disclosed above in note 12(c) for the years ended December 31, 2000, 1999 and 1998, respectively.

(14) INCOME TAXES

        The tax effects of temporary differences that give rise to significant portions of the gross deferred tax assets and gross deferred tax liabilities at December 31, 2000 and December 31, 1999 are presented below:

                                                              DECEMBER 31,     DECEMBER 31,
                                                                  2000             1999
                                                              -------------    ------------
Gross deferred tax assets:
  Research and development credit carryforward..............  $   7,960,000    $  7,714,000
  Compensation relating to the issuance of stock options and
     warrants...............................................      2,864,000       3,142,000
  Net operating loss carryforwards..........................    133,124,000      64,512,000
  Other.....................................................     18,015,000       8,542,000
                                                              -------------    ------------
Total gross deferred tax assets.............................    161,963,000      83,910,000
  Less valuation allowance..................................   (159,958,000)    (83,910,000)
                                                              -------------    ------------
  Net deferred tax assets...................................      2,005,000              --
                                                              -------------    ------------
Gross deferred tax liabilities:
  Unrealized gain on marketable securities..................      2,005,000              --
                                                              -------------    ------------
  Net deferred tax asset....................................  $          --    $         --
                                                              =============    ============

        The Company has established a valuation allowance because more likely than not substantially all of its gross deferred tax assets will not be realized. The net change in the total valuation allowance for the years ended December 31, 2000 and 1999 was an increase of $76,048,000 and $19,299,000, respectively. The valuation includes approximately $55,717,000 pertaining to tax deductions relating to stock option exercises for which any subsequently recognized tax benefit will be recorded as an increase to additional paid-in capital. The tax benefit assumed using the federal statutory tax rate of 34% has been reduced to an actual benefit of zero due principally to the aforementioned valuation allowance.

        At December 31, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $302,566,000, which expire at various dates from 2001 through 2020. At December 31, 2000, the Company had research credit carryforwards of approximately $7,960,000, which expire at various dates from 2009 through 2020. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company's net operating loss and research credit carryforwards may be limited if the Company experiences a change in ownership of more than 50 percentage points within a three-year period. Since 1986, the Company experienced at least two such ownership changes. Accordingly, the Company's net operating loss carryforwards arising before such ownership changes available to offset future federal taxable income are limited to $5,159,000 annually. Similarly, the Company is restricted in using its research credit carryforwards arising before such ownership changes to offset future federal income taxes. The Company has not yet determined whether the November 1999 public common stock offering and the February 2000 private placement of convertible notes resulted in additional ownership changes that would further limit the use of net operating loss and research credit carryforwards.

(15) COMMITMENTS

LEASES

        The Company leases its New York City facility under an operating lease, which expires in December 2004. Rent expense for the New York City facility was approximately $838,000, $817,000, and $574,000 for the years ended December 31, 2000, 1999 and 1998, respectively. See also Note 7.

        Future minimum lease payments under the capital and operating leases are as follows:

                                                       CAPITAL      OPERATING
                                                        LEASES        LEASES
                                                      ----------    ----------
Year ending December 31, 2001.......................  $  680,000    $  992,000
     2002...........................................     431,000       954,000
     2003...........................................      61,000       962,000
     2004...........................................          --       977,000
     2005...........................................          --        54,000
                                                      ----------    ----------
                                                       1,172,000     3,939,000
Less interest expense...............................     (83,000)           --
                                                      ----------    ----------
                                                      $1,089,000    $3,939,000
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

CONSULTING AGREEMENTS

        The Company has consulting agreements with several of its Scientific Advisory Board members and other consultants. These agreements generally are for a term of one year and are terminable at the Company's option. See Note 18.

CONTRACT SERVICES

        In April 1999, the Company signed a definitive agreement with BI Pharma for the further development, production scale-up and manufacture of IMC-C225 for use in human clinical trials. The total cost under the agreement was DM11,440,000 or $6,283,000 based on the foreign currency rate on the dates of payment. All of the material manufactured under this agreement has been provided to Merck KGaA for use in clinical trials and Merck KGaA has reimbursed the Company for the costs under this agreement. This reimbursement has been accounted for as reduction to research and development expense in the third quarter of 2000 and the fourth quarter of 1999.

        In December 1999, the Company entered into a development and manufacturing services agreement with Lonza Biologics PLC ("Lonza"). Under the agreement, Lonza is responsible for process development and scale-up to manufacture IMC-C225. These steps are being taken to assure that its process will produce bulk material that conforms with the Company's reference material. As of December 31, 2000, the Company has incurred approximately $1,677,000 for services provided under this agreement. In September 2000, the Company entered into a three-year commercial manufacturing services agreement with Lonza relating to IMC-C225. Under the agreements with Lonza, Lonza will manufacture IMC-C225 at the 5,000 liter scale under cGMP conditions and deliver it to the Company over a term ending no later than December 2003. As of December 31, 2000, the Company has incurred approximately $5,400,000 for services provided under this agreement and has included this amount as research and development expense. In the event the commercial manufacturing services agreement is terminated by the Company, the Company will be required to pay 85% of the stated costs for each of the first ten batches cancelled, 65% of the stated costs for each of the next ten batches cancelled and 40% of the stated costs for any remaining batches cancelled. These amounts are subject to mitigation should Lonza use its manufacturing capacity caused by such termination for another customer.

        The Company is building a new product launch manufacturing facility adjacent to its pilot manufacturing facility in New Jersey. This new facility will contain three 10,000 liter fermentors and will be dedicated to the commercial production of IMC-C225. The 80,000 square foot facility will cost approximately $50 million and is being built on land purchased in December 1999. The Company has incurred approximately $35,934,000 in engineering, capitalized interest, pre-construction and construction costs associated with the new manufacturing facility through December 31, 2000. The costs incurred to date associated with the construction of the facility have been paid from the Company's cash reserves.

(16) RETIREMENT PLANS

        The Company maintains a 401(k) retirement plan available to all full-time, eligible employees. Employee contributions are voluntary and are determined by the individual, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain contributions to the plan. The Company contributed approximately $108,000, $70,000 and $47,000 to the plan for the years ended December 31, 2000, 1999 and 1998, respectively.

(17) SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

                                                                YEAR ENDED DECEMBER 31,
                                                         -------------------------------------
                                                            2000          1999          1998
                                                         ----------    -----------    --------
Cash paid during the year for:
  Interest, including amounts capitalized of $846,000
     in 2000 and $204,000 in 1999......................  $7,097,000    $   497,000    $422,000
                                                         ==========    ===========    ========
Non-cash investing and financing activities:
  Redemption of series A preferred stock...............  20,000,000             --          --
                                                         ==========    ===========    ========
  Conversion of series A preferred stock...............  10,000,000     10,000,000          --
                                                         ==========    ===========    ========
  Series A preferred stock redemption premium and
     dividends.........................................   5,764,000             --          --
                                                         ==========    ===========    ========
  Finova capital asset and lease obligations
     additions.........................................          --        532,000     731,000
                                                         ==========    ===========    ========
  Unrealized gain (loss) on securities
     available-for-sale................................   4,377,000        645,000    (676,000)
                                                         ==========    ===========    ========
  Warrant exercise paid with a note from officer and
     stockholder.......................................          --             --     131,000
                                                         ==========    ===========    ========
  Accrued interest on note receivable -- officer and
     stockholder.......................................       3,000         11,000      11,000
                                                         ==========    ===========    ========

(18) RELATED PARTY TRANSACTIONS

        The Company has scientific consulting agreements with two members of the Board of Directors. Expenses relating to these agreements were $112,000 for each of the years ended December 31, 2000, 1999 and 1998.

        In January 1998, the Company accepted a promissory note totaling approximately $131,000 from its President and CEO in connection with the exercise of a warrant to purchase 174,610 shares of the Company's common stock. The note was due no later than two years from issuance and was full recourse. Interest was payable on the first anniversary date of the promissory note and on the stated maturity or any accelerated maturity at the annual rate of 8 1/2%. The note, including all interest, has been paid in full.

        In December 2000, the Company accepted a promissory note totaling approximately $282,000 from its President and CEO. The note is payable upon the earlier of the Company's demand or six months from issuance and is full recourse. The note bears interest at the annual rate of 10 1/2%.

        In October 1998, the Company accepted an unsecured promissory note totaling $100,000 from its Executive Vice President and COO. The note was payable on demand including interest at the annual rate of 8.25% for the period that the loan was outstanding. In April 1999, the note, including all interest, was paid in full.

        The Company uses Concord Investment Management, a New York-based money management firm, to manage a substantial portion of the Company's debt security portfolio tabulated in Note 3. The Company's Chairman of the Board is a limited partner of Concord Investment Management. The Company paid investment management fees to Concord Investment Management of approximately $412,000, $60,000 and $82,000 in the years ended December 31, 2000, 1999 and 1998, respectively.

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

(19) FAIR VALUE OF FINANCIAL INSTRUMENTS

        As of December 31, 2000 and 1999, the following methods and assumptions were used to estimate the fair value of each class of financial instrument:

CASH AND CASH EQUIVALENTS, OTHER RECEIVABLES, ACCOUNTS PAYABLE, ACCRUED AND OTHER CURRENT LIABILITIES

        The carrying amounts approximate fair value because of the short maturity of those instruments.

LONG-TERM OBLIGATIONS

        The fair value of the 5 1/2% convertible subordinated notes was approximately $234,000,000 at December 31, 2000 based on their quoted market price. Discounted cash flow analyses were used to determine the fair value of other long-term obligations because no quoted market prices on these instruments were available. The fair value of other long-term obligations approximated their carrying amount.

(20) QUARTERLY FINANCIAL DATA (UNAUDITED)

        The tables below summarize the Company's unaudited quarterly operating results for 2000 and 1999. The first three quarters of 2000 have been restated as a result of the adoption of SAB 101 in the fourth quarter of 2000, effective as of the beginning of the year, as described in note 2(f).

                                                           THREE MONTHS ENDED
                                       ----------------------------------------------------------
                                        MARCH 31,       JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                           2000           2000           2000            2000
                                       ------------   ------------   -------------   ------------
Revenues.............................  $    247,000   $    200,000   $    813,000    $    153,000
Net loss before cumulative effect of
  change in accounting policy........   (12,016,000)   (13,809,000)   (12,904,000)    (29,026,000)
Net loss.............................   (14,612,000)   (13,809,000)   (12,904,000)    (29,026,000)
Net loss to common stockholders
  before cumulative effect of change
  in accounting policy...............   (12,718,000)   (14,512,000)   (13,616,000)    (33,682,000)
Net loss to common stockholders after
  cumulative effect of change in
  accounting policy..................   (15,314,000)   (14,512,000)   (13,616,000)    (33,682,000)
Basic and diluted loss per common
  share before cumulative effect of
  change in accounting policy........         (0.21)         (0.23)         (0.21)          (0.52)
Basic and diluted net loss per common
  share after cumulative effect of
  change in accounting policy........  $      (0.26)  $      (0.23)  $      (0.21)   $      (0.52)

                                                             THREE MONTHS ENDED
                                          --------------------------------------------------------
                                           MARCH 31,     JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                             1999          1999           1999            1999
                                          -----------   -----------   -------------   ------------
Revenues................................  $   629,000   $   254,000   $    138,000     $1,122,000
Net loss................................   (8,078,000)   (8,131,000)   (10,156,000)    (8,246,000)
Net loss to common stockholders.........   (9,006,000)   (9,065,000)   (11,094,000)    (9,159,000)
Basic and diluted net loss per common
  share.................................  $     (0.18)  $     (0.18)  $      (0.22)    $    (0.17)

        The table below reflects the effect of the change in accounting policy on net loss to common stockholders and basic and diluted net loss per common share under the Company's historical revenue recognition policy as a result of the adoption of SAB 101 in the fourth quarter of 2000.

                                                           THREE MONTHS ENDED
                                       ----------------------------------------------------------
                                        MARCH 31,       JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                           2000           2000           2000            2000
                                       ------------   ------------   -------------   ------------
Net loss under historical revenue
  recognition policy.................  $(12,057,000)  $(13,849,000)  $(12,944,000)   $(29,067,000)
Effect of change in accounting
  policy.............................        41,000         40,000         40,000          41,000
Cumulative effect of change in
  accounting policy..................    (2,596,000)            --             --              --
                                       ------------   ------------   ------------    ------------
Net loss.............................  $(14,612,000)  $(13,809,000)  $(12,904,000)   $(29,026,000)
                                       ============   ============   ============    ============
Basic and diluted net loss per common
  share under historical revenue
  recognition policy.................  $      (0.22)  $      (0.23)  $      (0.21)   $      (0.52)
Effect of change in accounting
  policy.............................            --             --             --              --
Cumulative effect of change in
  accounting policy..................         (0.04)            --             --              --
                                       ------------   ------------   ------------    ------------
Basic and diluted net loss per common
  share after cumulative effect of
  change in accounting policy........  $      (0.26)  $      (0.23)  $      (0.21)   $      (0.52)
                                       ============   ============   ============    ============