Form 10-Q
period 2001-03-31
IMCLONE SYSTEMS INC/DE
filed 2001-05-11
CIK 765258

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended     March 31, 2001

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from                 to
                                                  ---------------

                       Commission file number  0-19612


                         IMCLONE SYSTEMS INCORPORATED
            (Exact name of registrant as specified in its charter)

            DELAWARE                                      04-2834797
  (State or other jurisdiction of
   incorporation or organization)              (IRS Employer Identification No.)


      180 VARICK STREET, NEW YORK, NY                       10014
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


            Class                             Outstanding as of May 8, 2001
  Common Stock, par value $.001                     67,241,491 Shares

                          IMCLONE SYSTEMS INCORPORATED


                                      INDEX


                                                                                     Page No.

    PART I - FINANCIAL INFORMATION


             Item 1.    Financial Statements

                        Consolidated Balance Sheets - March 31, 2001 (unaudited)
                        and December 31, 2000                                            1

                        Unaudited Consolidated Statements of Operations - Three
                        months ended March 31, 2001 and 2000                             2

                        Unaudited Consolidated Statements of Cash Flows - Three
                        months ended March 31, 2001 and 2000                             3

                        Notes to Consolidated Financial Statements                       4



             Item 2.    Management's Discussion and Analysis of
                        Financial Condition and Results of Operations                    8

             Item 3.    Quantitative and Qualitative Disclosures About
                        Market Risk                                                     13


    PART II - OTHER INFORMATION


             Item 2.    Changes in Securities and Use of Proceeds                       14

             Item 6.    Exhibits and Reports on Form 8-K                                14

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                          IMCLONE SYSTEMS INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except per share and share data)



                                       ASSETS                               MARCH 31,            DECEMBER 31,
                                                                              2001                   2000
                                                                         -------------           ------------
                                                                          (UNAUDITED)
Current assets:
     Cash and cash equivalents......................................      $   1,986                $  60,325
     Securities available for sale..................................        224,685                  236,844
     Prepaid expenses...............................................          3,463                    2,628
     Note receivable - officer......................................            290                      282
     Other current assets...........................................          8,466                    7,138
                                                                         -------------           ------------
                            Total current assets....................        238,890                  307,217
                                                                         -------------           ------------
Property and equipment:
     Land...........................................................          2,140                    2,111
     Building and building improvements.............................         11,031                   10,989
     Leasehold improvements.........................................          7,922                    7,863
     Machinery and equipment........................................         10,389                    9,995
     Furniture and fixtures.........................................          1,417                    1,311
     Construction in progress.......................................         51,880                   37,436
                                                                         -------------           ------------
                            Total cost..............................         84,779                   69,705
       Less accumulated depreciation and amortization...............        (17,679)                 (17,105)
                                                                         -------------           ------------
                            Property and equipment, net.............         67,100                   52,600
                                                                         -------------           ------------
Patent costs, net ..................................................          1,204                    1,168
Deferred financing costs, net.......................................          6,692                    7,114
Investment in equity securities and other assets....................          1,063                    3,392
                                                                         -------------           ------------
                                                                          $ 314,949                $ 371,491
                                                                         =============           ============
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable................................................      $   6,695                $  12,729
    Accrued expenses ...............................................         13,434                   11,374
    Interest payable................................................          1,206                    4,444
    Deferred revenue................................................          6,337                    2,434
    Fees potentially refundable to corporate partner................             --                   28,000
    Current portion of long-term liabilities .......................            566                      626
    Preferred stock called for redemption and dividends payable.....             --                   25,764
                                                                         -------------           ------------
                            Total current liabilities...............         28,238                   85,371
                                                                         -------------           ------------
Long-term debt .....................................................        242,200                  242,200
Other long-term liabilities, less current portion ..................            345                      488
                                                                         -------------           ------------
                            Total liabilities.......................        270,783                  328,059
                                                                         -------------           ------------
Commitments and contingencies

Stockholders' equity:
    Preferred stock, $1.00 par value; authorized 4,000,000
         shares; 200,000 Series A Convertible shares called for
         redemption and classified as a current liability at
         December 31, 2000..........................................             --                      --
    Common stock, $.001 par value; authorized 120,000,000 shares;
         issued 66,685,341 and 65,818,362 at March 31, 2001 and
         December 31, 2000, respectively, outstanding 66,496,091,
         and 65,767,545 at March 31, 2001 and December 31, 2000,
         respectively...............................................             67                      66
    Additional paid-in capital......................................        286,848                 283,268
    Accumulated deficit.............................................       (245,003)               (243,808)
    Treasury stock, at cost; 189,250 and 50,817 shares at
         March 31, 2001 and December 31, 2000, respectively.........         (4,100)                   (492)
    Accumulated other comprehensive income:
         Unrealized gain on securities available for sale...........          6,354                   4,398
                                                                         -------------           ------------
                            Total stockholders' equity..............         44,166                  43,432
                                                                         -------------           ------------
                                                                          $ 314,949               $ 371,491
                                                                         =============           ============


          See accompanying notes to consolidated financial statements

                       IMCLONE SYSTEMS INCORPORATED
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share data)
                               (unaudited)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                        --------------------------
                                                                          2001            2000 (1)
                                                                        ---------       ----------
Revenues:
     License fees and milestone revenues .............................. $  24,096     $      81
     Research and development funding and royalties....................       648           166
                                                                        ---------       ----------
                   Total revenues......................................    24,744           247
                                                                        ---------       ----------
Operating expenses:
     Research and development  ........................................    21,845        11,101
     Marketing, general and administrative ............................     3,728         3,126
                                                                        ---------       ----------
                  Total operating expenses ............................    25,573        14,227
                                                                        ---------       ----------
Operating loss ........................................................      (829)      (13,980)
                                                                        ---------       ----------
Other:
     Interest income...................................................    (4,565)       (3,187)
     Interest expense..................................................     3,313         1,221
     Loss on securities and investment.................................     1,618             2
                                                                        ---------       ----------
                 Net interest and other (income) expense...............       366        (1,964)
                                                                        ---------       ----------
                      Loss before cumulative effect of change in
                           accounting policy...........................    (1,195)      (12,016)
Cumulative effect of change in accounting policy for the
     recognition of upfront non-refundable fees........................        --        (2,596)
                                                                        ---------       ----------
                      Net loss.........................................    (1,195)      (14,612)
Preferred dividends (including assumed incremental yield
     attributible to beneficial conversion feature of $254 for
     the three months ended March 31, 2000.............................        --           702
                                                                        ---------       ----------
                      Net loss to common stockholders.................. $  (1,195)    $ (15,314)
                                                                        =========       ==========
Net loss per common share:
     Basic and diluted:
         Loss before cumulative effect of change in accounting policy.. $   (0.02)    $   (0.21)
         Cumulative effect of change in accounting policy..............        --         (0.05)
                                                                        ---------       ----------
                      Net loss......................................... $   (0.02)    $   (0.26)
                                                                        =========       ==========
Weighted average shares outstanding....................................    66,258        59,936
                                                                        =========       ==========

   (1)   Restated - See note 11


          See accompanying notes to consolidated financial statements

                         IMCLONE SYSTEMS INCORPORATED

                    Consolidated Statements of Cash Flows
                                (in thousands)
                                 (unaudited)

                                                                                                   Three Months Ended
                                                                                                       March 31,
                                                                                               -----------------------
                                                                                                   2001       2000(1)
                                                                                               ----------    ---------
Cash flows from operating activities:
   Net loss .............................................................................      $   (1,195)  $  (14,612)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization .....................................................             606          499
      Amortization of deferred financing costs...........................................             422          140
      Expense associated with issuance of options and warrants...........................             421        1,114
      Loss on securities and investments.... ............................................              18            2
      Write-down of investment in Valigen N.V............................................           1,600           --
      Changes in:
         Prepaid expenses ...............................................................            (835)      (3,340)
         Note receivable - officer.......................................................              (8)          --
         Other current assets ...........................................................            (611)      (2,859)
         Other assets ...................................................................              12           (5)
         Interest payable ...............................................................          (3,238)       1,180
         Accounts payable ...............................................................          (6,034)         934
         Accrued expenses ...............................................................           2,060          (91)
         Deferred revenue................................................................             (97)       2,555
         Fees potentially refundable to corporate partner................................         (24,000)       4,000
                                                                                               ----------    ---------
                        Net cash used in operating activities ...........................         (30,879)     (10,483)
                                                                                               ----------    ---------
Cash flows from investing activities:
      Acquisitions of property and equipment ............................................         (15,074)      (5,039)
      Purchases of securities available for sale.........................................         (11,456)    (291,740)
      Sales and maturities of securities available for sale .............................          25,554       77,705
      Additions to patents ..............................................................             (69)          --
                                                                                               ----------    ---------
                        Net cash used in investing activities ...........................          (1,045)    (219,074)
                                                                                               ----------    ---------
Cash flows from financing activities:
      Proceeds from exercise of stock options and warrants ..............................           1,204        6,194
      Proceeds from issuance of common stock under the employee stock purchase plan .....             178           68
      Proceeds from issuance of 5 1/2% convertible subordinated notes....................              --      240,000
      Deferred financing costs...........................................................              --       (8,111)
      Proceeds from repayment of note receivable by officer - stockholder,
        including interest...............................................................              --          145
      Purchase of treasury stock.........................................................          (1,830)          --
      Payment of preferred stock dividends...............................................          (5,764)          --
      Redemption of series A preferred stock.............................................         (20,000)          --
      Payments of other liabilities .....................................................            (203)        (243)
                                                                                               ----------    ---------
                        Net cash (used in) provided by financing activities .............         (26,415)     238,053
                                                                                               ----------    ---------

                        Net (decrease) increase in cash and cash equivalents ............         (58,339)       8,496

Cash and cash equivalents at beginning of period ........................................          60,325       12,016
                                                                                               ----------    ---------
Cash and cash equivalents at end of period ..............................................      $    1,986    $  20,512
                                                                                               ==========    =========

   (1)   Restated - See note 11



          See accompanying notes to consolidated financial statements

                          IMCLONE SYSTEMS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(1)  BASIS OF PRESENTATION

The consolidated financial statements of ImClone Systems Incorporated ("ImClone" or the "Company") as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 are unaudited. In the opinion of management, these unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission ("SEC").

Results for the interim periods are not necessarily indicative of results for the full years.

(2) SEGMENT INFORMATION

The Company is a biopharmaceutical company advancing oncology care by developing a portfolio of targeted biologic treatments, which address the unmet medical needs of patients with a variety of cancers. The Company's three programs include growth factor blockers, cancer vaccines and anti-angiogenesis therapeutics. A substantial portion of the Company's efforts and resources are devoted to research and development conducted on its own behalf and through collaborations with corporate partners and academic research and clinical institutions. The Company has not derived any commercial revenue from product sales. The Company is operated as one business and is comprehensively managed by a single management team that reports to the Chief Operating Officer. The Company does not operate separate lines of business or separate business entities with respect to any of its product candidates. Except for contract services (see Note 4) and clinical trials conducted by independent investigators on its behalf, the Company does not conduct any of its operations outside of the United States. Accordingly, the Company does not prepare discrete financial information with respect to separate product areas or by geographic area and does not have separately reportable segments.

(3) FOREIGN CURRENCY TRANSACTIONS

Gains and losses from foreign currency transactions, such as those resulting from the translation and settlement of receivables and payables denominated in foreign currencies, are included in the consolidated statement of operations. The Company does not currently use derivative financial instruments to manage the risks associated with foreign currency fluctuations. The Company recorded losses on foreign currency transactions of approximately $2,000 for the three months ended March 31, 2001. The Company recorded no gains or losses on foreign currency transactions for the three months ended March 31, 2000. Gains and losses from foreign currency transactions are included as a component of operating expenses.

(4) CONTRACT SERVICES

In December 1999, the Company entered into a development and manufacturing services agreement with Lonza Biologics PLC ("Lonza"). Under the agreement, Lonza is responsible for process development and scale-up to manufacture the Company's lead interventional therapeutic product candidate for cancer, IMC-C225. These steps are being taken to assure that its manufacturing process will produce bulk material that conforms with the Company's reference material. The Company has incurred approximately $3,600,000 in the three months ended March 31, 2001 and $5,277,000 from inception through March 31, 2001 for services provided under the development and manufacturing services agreement. In September 2000, the Company entered into a three-year commercial manufacturing services agreement with Lonza relating to IMC-C225. The Company has incurred approximately $1,800,000 in the three months ended March 31, 2001 and $7,200,000 from inception through March 31, 2001 for services provided under the commercial manufacturing services agreement. Under these two agreements, Lonza will manufacture IMC-C225 at the 5,000 liter scale under cGMP conditions and deliver it to the Company over a term ending no later than December 2003. The costs associated with both of these agreements are included in research and development expenses when incurred and will continue to be so classified until such time as IMC-C225 may be approved for sale. In the event of such approval, the costs associated with manufacturing IMC-C225 for commercial sale will be included in inventory and expensed when sold. In the event the commercial manufacturing services agreement is terminated by the Company, the Company will be required to pay 85% of the stated costs for each of the first ten batches cancelled, 65% of the stated costs for each of the next ten batches cancelled and 40% of the stated costs for any remaining batches cancelled. These amounts are subject to mitigation should Lonza use its manufacturing capacity caused by such termination for another customer.

The Company is building a new product launch manufacturing facility adjacent to its pilot manufacturing facility in New Jersey. This new facility will contain three 10,000 liter fermentors and will be dedicated to the commercial production of IMC-C225. This 80,000 square foot facility will cost approximately $51 million and is being built on land purchased in December 1999. The Company has incurred approximately $46,977,000 in engineering, capitalized interest, pre-construction and construction costs associated with the new manufacturing facility through March 31, 2001. The costs incurred to date associated with the construction of the facility have been paid from the Company's cash reserves, which were primarily obtained through the issuance of debt and equity securities.

(5) INVESTMENT IN VALIGEN N.V.

In May 2000, the Company made an equity investment in ValiGen N.V. ("ValiGen"), a private biotechnology company specializing in therapeutic target identification and validation using the tools of genomics and gene expression analysis. The Company purchased 705,882 shares of ValiGen's series A preferred stock and received a five-year warrant to purchase 388,235 shares of ValiGen's common stock at an exercise price of $12.50 per share. The aggregate purchase price was $7,500,000. The Company's investment represents approximately 6% of ValiGen's outstanding equity. The Company has assigned a value of $594,000 to the warrant based on the Black-Scholes Pricing Model. The ValiGen preferred stock contains voting rights identical to holders of ValiGen's common stock. Each share of ValiGen preferred stock is convertible into one share of ValiGen common stock. The Company may elect to convert the ValiGen preferred stock at any time; provided, that the ValiGen preferred stock will automatically convert into ValiGen common stock upon the closing of an initial public offering of ValiGen's common stock with gross proceeds not less than $20,000,000. The Company recorded its original investment in ValiGen using the cost method of accounting. The Company recognized write-downs of its investment in ValiGen of approximately $5,125,000 in December 2000 and $1,600,000 in March 2001 determined based on the modified equity method of accounting. The March 2001 write-down is included in loss on securities and investment in the accompanying consolidated statement of operations. The investment is classified as a long-term asset included in Investment in equity securities and other assets in the consolidated balance sheet. The Company's Chief Executive Officer is a member of ValiGen's Board of Directors.

(6) LONG-TERM DEBT

Long-term debt consists of the following:

                                                                  MARCH 31,            DECEMBER 31,
                                                                     2001                  2000
                                                                -------------         --------------
5-1/2% Convertible Subordinated Notes due March 1, 2005......   $ 240,000,000         $ 240,000,000

11-1/4% Industrial Development Revenue Bond due May 1, 2004.        2,200,000             2,200,000
                                                                -------------         --------------
                                                                $ 242,200,000         $ 242,200,000
                                                                =============         ==============

In February 2000, the Company completed a private placement of $240,000,000 in convertible subordinated notes due March 1, 2005. The Company received net proceeds from this offering of approximately $231,500,000, after deducting offering costs. Accrued interest on the notes was approximately $1,100,000 at March 31, 2001 and $4,400,000 at December 31, 2000. The holders may convert all or a portion of the notes into common stock at any time on or before March 1, 2005 at a conversion price of $55.09 per share, subject to adjustment under certain circumstances. The notes are subordinated to all existing and future senior indebtedness. The Company may redeem any or all of the notes at any time prior to March 6, 2003, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to the redemption date if the closing price of the common stock has exceeded 150% of the conversion price for at least 20 trading days in any consecutive 30-trading day period, provided the Company makes an additional payment of $152.54 per $1,000 aggregate principal amount of notes, minus the amount of any interest actually paid thereon prior to the redemption notice date. On or after March 6, 2003, the Company may redeem any or all of the notes at specified redemption prices, plus accrued and unpaid interest to the day preceding the redemption date. The Company was required to file with the SEC and obtain the effectiveness of a shelf registration statement covering resales of the notes and the underlying common stock. Such registration statement was declared effective in July 2000. Upon the occurrence of a "fundamental change" as defined in the agreement, holders of the notes may require the Company to redeem the notes at a price equal to 100% of the principal amount to be redeemed.

(7) TREASURY STOCK

The Company's employee stock option plans permit option holders to pay for the exercise price of stock options and any related income tax withholding with shares of the Company's common stock that have been owned by the option holders for at least six months. During the three months ended March 31, 2001, 138,433 shares of common stock were delivered to the Company in payment of the aggregate exercise price and related income tax withholding associated with the exercise of stock options to purchase an aggregate of 240,000 shares of common stock. The 138,433 shares delivered to the Company had a value of approximately $3,608,000 determined by multiplying the closing price of the common stock on the date of delivery by the number of shares presented for payment. These have been included as treasury stock in the consolidated balance sheet at March 31, 2001.

(8) NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share are computed based on the net loss for the relevant period, adjusted in 2000 for cumulative series A convertible preferred stock dividends and the assumed incremental yield attributable to the beneficial conversion feature in the preferred stock, divided by the weighted average number of common shares outstanding during the period. Potentially dilutive securities, including convertible preferred stock, convertible debt, options and warrants, have not been included in the diluted loss per common share computation because they are anti-dilutive.

(9) COMPREHENSIVE INCOME (LOSS)

The following table reconciles net loss to comprehensive income (loss):

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                 ----------------------------------
                                                                      2001                2000
                                                                 -------------       --------------
Net loss.......................................................  $ (1,195,000)       $ (14,612,000)

Other comprehensive income:
    Unrealized holding gain arising during the period.........      1,938,000              650,000
    Less: Reclassification adjustment for realized loss
              included in net loss.............................
                                                                      (18,000)              (2,000)
                                                                 -------------       --------------
         Total other comprehensive income.....................      1,956,000              652,000
                                                                 -------------       --------------
Total comprehensive income (loss).............................   $    761,000        $ (13,960,000)
                                                                 =============       ===============

(10) COLLABORATIVE AGREEMENTS

In December 1998, the Company entered into a development and license agreement with Merck KGaA with respect to its lead interventional therapeutic product candidate for cancer, IMC-C225. In exchange for exclusive rights to market IMC-C225 outside of North America (exclusive of Japan) and co-development rights in Japan, the Company can receive $30,000,000, of which $28,000,000 has been received as of March 31, 2001, in up-front fees and cash-based milestone payments assuming achievement of defined milestones. An additional $30,000,000 can be received assuming the achievement of further milestones for which Merck KGaA will receive equity in the Company. The equity underlying these milestone payments will be priced at varying premiums to the then market price of the common stock depending upon the timing of the achievement of the respective milestones. Merck KGaA will pay the Company a royalty on future sales of IMC-C225 outside of North America, if any. Merck KGaA has also agreed not to own greater than 19.9% of the Company's voting securities through December 3, 2002. This agreement may be terminated by Merck KGaA in various instances, including (1) at its discretion on any date on which a milestone is achieved (in which case no milestone payment will be made), or (2) during a one-year period after first commercial sale of IMC-C225 in Merck KGaA's territory, upon Merck KGaA's reasonable determination that the product is economically unfeasible (in which case Merck KGaA is entitled to receive back 50% of the up-front and cash-based milestone payments then paid to date, but only out of revenues received, if any, based upon a royalty rate applied to the gross profit from IMC-C225 sales or IMC-C225 license fees in the United States and Canada). Under the agreement, the Company is entitled to Merck KGaA's guaranty of the Company's obligations under a $30 million credit facility relating to the construction of the product launch manufacturing facility for the commercial production of IMC-C225. To date, the Company has not utilized this guaranty. In the event of termination of the agreement, and in the event the guaranty is utilized, the Company will be required to use its best reasonable efforts to cause the release of Merck KGaA as guarantor. The $28,000,000 in payments received were originally recorded as fees potentially refundable to corporate partner and not as revenue due to the fact that they were refundable to Merck KGaA in the event a condition relating to obtaining certain collateral license agreements was not satisfied. In March 2001, this condition was satisfied and $24,000,000 in milestone payments has been recognized as revenue by the Company during the three months ended March 31, 2001. The remaining $4,000,000 represents the up-front payment associated with the agreement and has been recorded as deferred revenue. This amount is being recognized as revenue over an 18-year period which represents the patent lives of IMC-C225. The Company recognized approximately $55,000 of the up-front payment as revenue during the three months ended March 31, 2001.

(11) REVENUE RECOGNITION

In December 1999, the staff of the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 in the fourth quarter of its fiscal year ended December 31, 2000, implementing a change in accounting policy effective January 1, 2000 with respect to revenue recognition associated with non-refundable fees received upon entering into research and licensing arrangements. Beginning January 1, 2000, non-refundable fees received upon entering into license and other collaborative agreements where the Company has continuing involvement are recorded as deferred revenue and recognized ratably over the estimated service period. In previous years, prior to SAB 101, non-refundable upfront fees from licensing and other collaborative agreements were recognized as revenue when received, provided all contractual obligations of the Company relating to such fees had been fulfilled. Amounts originally reported for the first quarter of 2000 have been restated herein to reflect the adoption of SAB 101.

The adoption of SAB 101 resulted in a non-cash cumulative effect of a change in accounting policy related to nonrefundable upfront licensing fees received in connection with the development and commercialization agreement with Merck KGaA with respect to its principal cancer vaccine product candidate BEC2. The cumulative effect represents revenues originally recorded upon receipt of such payments that now are recorded as deferred revenue and will be recognized over the life of the related patent(s). The Company recognized revenue of $41,000 associated with this change in accounting policy in the three months ended March 31, 2001. During the three months ended March 31, 2000, the impact of the change in accounting policy increased net loss by $2,555,000, or $0.04 per share, comprising the $2,596,000 cumulative effect of the change described above, net of $41,000 of related deferred revenue that was recognized during the period.

In March 2001, the Company satisfied a condition relating to obtaining certain collateral license agreements associated with the IMC-C225 development and license agreement with Merck KGaA. The satisfaction of this condition allowed for the recognition of $24,000,000 in previously received milestone payments and initiated revenue recognition, as prescribed under SAB 101, of the $4,000,000 up-front payment received in connection with this agreement over the patent lives of IMC-C225. The Company recognized approximately $55,000 of revenue associated with the up-front payment during the three months ended March 31, 2001.

As of March 31, 2001, the Company had approximately $6,337,000 in deferred revenue recorded on the consolidated balance sheet. This included $2,392,000 associated with the BEC2 development and commercialization agreement and $3,945,000 related to the IMC-C225 development and license agreement with Merck KGaA.

(12)  RELATED PARTY TRANSACTIONS

The Company has accepted from its President and Chief Executive Officer, a full recourse, unsecured promissory note dated as of December 21, 2000 in the principal amount of $282,200. The note is payable upon the earlier of June 21, 2001 or demand by the Company and bears interest at an annual rate of 10 1/2% for the period that the loan is outstanding. The total amount due the Company, including interest, was approximately $290,000 at March 31, 2001.

(13)  ACCOUNTING FOR DERIVATIVE AND HEDGING ACTIVITIES

Effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes new accounting and reporting guidelines for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. SFAS No. 133 was subsequently amended by SFAS Nos. 137 and 138. SFAS No. 133 requires the recognition of all derivative financial instruments as either assets or liabilities in the consolidated balance sheet and measurement of those derivatives at fair value. The Company has reviewed SFAS No. 133 and its operations relative to SFAS No. 133 and concluded that it does not have or use derivative instruments. Accordingly, the adoption of SFAS No. 133 did not have an effect on the results of operations or the financial position of the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis by our management is provided to identify certain significant factors that affected our financial position and operating results during the periods included in the accompanying financial statements.


                              RESULTS OF OPERATIONS


Three Months Ended March 31, 2001 and 2000

REVENUES.

Revenues for the three months ended March 31, 2001 and 2000 were $24,744,000 and $247,000, respectively, an increase of $24,497,000. Revenues for the three months ended March 31, 2001 primarily included $24,000,000 in milestone revenue from our development and license agreement with Merck KGaA for IMC-C225. These milestone payments were received in prior periods and originally recorded as fees potentially refundable to corporate partner because they were refundable in the event a condition relating to obtaining certain collateral license agreements was not satisfied. This condition was satisfied in March 2001. In addition, the Company recognized $55,000 of the $4,000,000 up-front payment received upon entering into this agreement. This revenue is being recognized ratably over the patent lives of IMC-C225. Under this agreement, an additional $2,000,000 in cash-based milestone payments and $30,000,000 in equity-based milestones may be received upon the achievement of additional milestones. Finally, revenues for the three months ended March 31, 2001 included $648,000 in royalty revenue from our strategic corporate alliance with Abbott Laboratories ("Abbott") in diagnostics and $41,000 in license fee revenue from our strategic corporate alliance with Merck KGaA for our principal cancer vaccine product candidate, BEC2. Revenues for the three months ended March 31, 2000 primarily included (1) $166,000 in royalty revenue from our strategic alliance with Abbott in diagnostics and (2) $41,000 in license fee revenue from our strategic corporate alliance with Merck KGaA for BEC2. The license fee revenue related to the BEC2 agreement has been recognized in both periods as a direct result of a change in accounting policy with respect to revenue recognition.

OPERATING EXPENSES: RESEARCH AND DEVELOPMENT.

Total operating expenses for the three months ended March 31, 2001 and 2000 were $25,573,000 and $14,227,000, respectively, an increase of $11,346,000, or 80%.
Research and development expenses for the three months ended March 31, 2001 and 2000 were $21,845,000 and $11,101,000, respectively, an increase of $10,744,000 or 97%. Such amounts for the three months ended March 31, 2001 and 2000 represented 85% and 78%, respectively, of total operating expenses. Research and development expenses include costs associated with our in-house and collaborative research programs, product and process development expenses, costs to manufacture our product candidates, particularly IMC-C225, prior to any approval that we may obtain of a product candidate for commercial sale, quality assurance and quality control costs, costs to conduct our clinical trials and associated regulatory activities. Research and development expenses for the three months ended March 31, 2001 and 2000 have been reduced by $3,251,000 and $824,000, respectively, for clinical trial and contract manufacturing costs that are reimbursable by Merck KGaA. The increase in research and development expenses for the three months ended March 31, 2001 was primarily attributable to (1) the costs associated with newly initiated and ongoing clinical trials of IMC-C225, (2) costs related to the manufacturing services agreements with Lonza, (3) expenditures in the functional areas of product development, manufacturing, clinical and regulatory affairs associated with IMC-C225 and (4) increased expenditures associated with discovery research. We expect research and development costs to increase in future periods as we continue to manufacture IMC-C225 prior to any approval of the product that we may obtain for commercial sale. Should such approval be obtained, the subsequent costs associated with manufacturing IMC-C225 for commercial sale will be included in inventory and expensed when sold. We expect research and development costs associated with discovery research, product development and clinical trials also to continue to increase in future periods.

OPERATING EXPENSES: MARKETING, GENERAL AND ADMINISTRATIVE.

Marketing, general and administrative expenses include marketing and administrative personnel costs, including related occupancy costs, additional costs to develop internal marketing and sales capabilities, costs to pursue arrangements with strategic corporate partners and technology licensors, and expenses associated with applying for patent protection for our technology and products. Such expenses for the three months ended March 31, 2001 and 2000 were $3,728,000 and $3,126,000, respectively, an increase of $602,000, or 19%. The increase in marketing, general and administrative expenses primarily reflected costs associated with our marketing efforts and additional administrative staffing required to support our commercialization efforts of IMC-C225. We expect marketing, general and administrative expenses to increase in future periods to support our continued commercialization efforts of IMC-C225.

INTEREST INCOME, INTEREST EXPENSE AND OTHER (INCOME) EXPENSE.

Interest income was $4,565,000 for the three months ended March 31, 2001 compared with $3,187,000 for the three months ended March 31, 2000, an increase of $1,378,000, or 43%. The increase was primarily attributable to a higher average portfolio of securities available for sale during the three months ended March 31, 2001 as a result of the February 2000 private placement of 5 1/2% convertible subordinated notes. Interest expense was $3,313,000 and $1,221,000 for the three months ended March 31, 2001 and 2000, respectively, an increase of $2,092,000 or 171%. The increase was primarily attributable to the convertible subordinated notes. Interest expense for both periods included (1) interest on the convertible subordinated notes, (2) interest on an outstanding Industrial Development Revenue Bond issued in 1990 (the "1990 IDA Bond") with a principal amount of $2,200,000 and (3) interest recorded on various capital lease obligations under a 1996 financing agreement and a 1998 financing agreement with Finova Technology Finance, Inc. ("Finova"). Interest expense for the three months ended March 31, 2001 and 2000 were offset by capitalizing interest costs of $494,000 and $154,000, respectively, during the construction period of the Company's new product launch manufacturing facility. We recorded losses on securities and investment for the three months ended March 31, 2001 in the amount of $1,618,000 as compared with losses of $2,000 for the three months ended March 31, 2000. The net losses on securities and investment for the three months ended March 31, 2001 included a $1,600,000 write-down of our investment in ValiGen N.V.

NET LOSSES.

We had a net loss to common stockholders of $1,195,000 or $0.02 per share for the three months ended March 31, 2001 compared with $15,314,000 or $0.26 per share for the three months ended March 31, 2000. Included in the loss for the three months ended March 31, 2000 was a non-cash charge of $2,596,000 related to the cumulative effect of a change in accounting policy (see note 10 to the accompanying consolidated financial statements). Excluding the effect of this change in accounting policy, the net loss to common stockholders for the three months ended March 31, 2000 would have been $12,718,000 or $0.21 per share. The decrease in the net losses and per share net loss to common stockholders was due to the increase in revenues and the other factors noted above.


                         LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, our principal sources of liquidity consisted of cash and cash equivalents and securities available for sale of approximately $226,671,000. From inception through March 31, 2001 we have financed our operations through the following means:

     - Public and private sales of equity securities and convertible notes in financing transactions have raised approximately $489,400,000 in net proceeds

     - We have earned approximately $58,500,000 from license fees, contract research and development fees and royalties from collaborative partners. Additionally, we have approximately $6,337,000 in deferred revenue related to up-front payments received from our BEC2 development and commercialization agreement and our IMC-C225 development and license agreement with Merck KGaA. These amounts are being recognized as revenue over the respective patent lives of the product candidates (See note 11 of the consolidated financial statements)

     -    We have earned approximately $36,700,000 in interest income

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

In February 2000, we completed a private placement of $240,000,000 in 5 1/2% convertible subordinated notes due March 1, 2005. We received net proceeds of approximately $231,500,000, after deducting offering expenses. Accrued interest on the notes was approximately $1,100,000 at March 31, 2001. A holder may convert all or a portion of a note into common stock at any time on or before March 1, 2005 at a conversion price of $55.09 per share, subject to adjustment under certain circumstances. We may redeem some or all of the notes prior to March 6, 2003 if specified common stock price thresholds are met. On or after March 6, 2003, we may redeem some or all of the notes at specified redemption prices.

In December 1999, we entered into a development and manufacturing services agreement with Lonza. Under the agreement, Lonza is responsible for process development and scale-up to manufacture IMC-C225. These steps were taken to assure that its manufacturing process will produce bulk material that conforms with our reference material. As of March 31, 2001, we had incurred approximately $5,277,000 for services provided under the development and manufacturing services agreement. In September 2000, we entered into a three-year commercial manufacturing services agreement with Lonza relating to IMC-C225. As of March 31, 2001, we had incurred approximately $7,200,000 for services provided under the commercial manufacturing services agreement. Under these two agreements, Lonza is manufacturing IMC-C225 at the 5,000 liter scale under cGMP conditions and is delivering it to us over a term ending no later than December 2003. The costs associated with both of these agreements are included in research and development expenses when incurred and will continue to be so classified until such time as IMC-C225 may be approved for sale. In the event of such approval, the subsequent costs associated with manufacturing IMC-C225 for commercial sale will be included in inventory and expensed when sold. In the event the commercial manufacturing services agreement is terminated by us, we will be required to pay 85% of the stated costs for each of the first ten batches cancelled, 65% of the stated costs for each of the next ten batches cancelled and 40% of the stated costs for any remaining batches cancelled. These amounts are subject to mitigation should Lonza use its manufacturing capacity caused by such termination for another customer.

We cannot be certain that we will be able to enter into agreements for commercial supply with other third-party manufacturers on terms acceptable to us. Even if we are able to enter into such agreements, we cannot be certain that we will be able to produce or obtain sufficient quantities for commercial sale of our products. Any delays in producing or obtaining commercial quantities of our products could have a material effect on our business, financial condition and results of operations.

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

We rent our New York facility under an operating lease that expires in December 2004. We have completed renovations of the facility to better suit our needs at a cost of approximately $2,800,000.

Under our IMC-C225 agreement with Merck KGaA, we developed in consultation with Merck KGaA, a production concept for our new product launch manufacturing facility for the commercial production of IMC-C225. The agreement provides that Merck KGaA is to provide us, subject to certain conditions, a guaranty of a $30,000,000 credit facility for the build-out of this facility. As of May 10, 2001, this guaranty has not been provided, and we are exploring ways in which we might alter that portion of the agreement. We are currently erecting this facility adjacent to our pilot manufacturing facility in New Jersey, which supplies IMC-C225 to support our clinical trials. We broke ground on the new facility in January 2000 and estimate that the total cost will be approximately $51,000,000. We have incurred approximately $46,977,000 in engineering, capitalized interest, pre-construction and construction costs associated with the product launch manufacturing facility through March 31, 2001. We are funding the cost of this facility through a combination of cash on hand and, if advisable, equipment financing transactions.

Total capital expenditures made during the three months ended March 31, 2001 were $15,074,000 of which (1) $333,000 primarily related to the purchase of equipment for and leasehold improvement costs associated with our corporate office and research laboratories in our New York facility; (2) $10,951,000 related to engineering and construction costs of the product launch manufacturing facility being erected adjacent to our pilot manufacturing facility in New Jersey; (3) $3,276,000 related to the conceptual design and preliminary engineering plans for a second commercial manufacturing facility, which we may build in the future on land purchased in 2000; and (4) the remaining $514,000 related to improving and equipping our pilot manufacturing facility.

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

We believe that our existing cash on hand and amounts to which we are entitled, subject to the negotiation of a final credit facility, should enable us to maintain our current and planned operations through at least 2002. We are also entitled to reimbursement for certain research and development expenditures and to certain milestone payments, including $2,000,000 in cash-based milestone payments and $30,000,000 in equity-based milestone payments from our IMC-C225 development and license agreement with Merck KGaA. These payments are to be made subject to our attaining research and development milestones, and certain other conditions. There can be no assurance that we will achieve the unachieved milestones. Our future working capital and capital requirements will depend upon numerous factors, including, but not limited to:

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

     -    costs involved in filing, prosecuting and enforcing patent claims

     -    technological advances

     -    status of competitors

     - our ability to maintain existing and establish new collaborative arrangements with other companies to provide funding to support these activities

In order to fund our capital needs after 2002, we will require significant levels of additional capital which we intend to raise through additional arrangements with corporate partners, equity or debt financings, or from other sources including the proceeds of product sales, if any. There is no assurance that we will be successful in consummating any such arrangements or product sales. If adequate funds are not available, we may be required to significantly curtail our planned operations.

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


CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS--SAFE HARBOR STATEMENT

Those statements contained herein that do not relate to historical information are forward-looking statements. There can be no assurance that the future results covered by such forward-looking statements will be achieved. Actual results may differ materially due to the risks and uncertainties inherent in the Company's business, including without limitation, the risks and uncertainties associated with completing pre-clinical and clinical trials of the Company's compounds that demonstrate such compounds' safety and effectiveness; obtaining additional financing to support the Company's operations; obtaining and maintaining regulatory approval for such compounds and complying with other governmental regulations applicable to the Company's business; obtaining the raw materials necessary in the development of such compounds; consummating collaborative arrangements with corporate partners for product development; achieving milestones under collaborative arrangements with corporate partners; developing the capacity and ability to manufacture, as well as market and sell the Company's products, either directly or with collaborative partners; developing market demand for and acceptance of such products; competing effectively with other pharmaceutical and biotechnological products; obtaining adequate reimbursement from third-party payors; attracting and retaining key personnel; obtaining and protecting proprietary rights; and those other factors set forth in "Risk Factors" in the Company's most recent Registration Statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our holdings of financial instruments comprise a mix of securities that may include U.S. corporate debt, foreign corporate debt, U.S. government debt, foreign government/agency debt or guaranteed debt and commercial paper. All such instruments are classified as securities available for sale. Generally, we do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in investment grade fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We invest in securities that have a range of maturity dates. Typically, those with a short-term maturity are fixed-rate, highly liquid, debt instruments and those with longer-term maturities are highly liquid debt instruments with fixed interest rates or with periodic interest rate adjustments. We also have certain foreign exchange currency risk. See note 3 of the consolidated financial statements. The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of March 31, 2001:


                                                                              2006 AND
                2001      2002       2003        2004           2005        THEREAFTER           TOTAL      FAIR VALUE
                ------ ----------- ---------- -------------- ------------- ---------------- -------------- -------------
Fixed Rate       --     $1,533,000  $243,000   $10,246,000       --           $82,275,000      $94,297,000  $100,301,000
Average
Interest Rate    --          7.82%     6.00%         6.58%       --                 6.47%            6.50%          --

Variable Rate    --        --         --       $15,830,000(1) $31,349,000(1)  $76,855,000(1)  $124,034,000  $124,384,000
Average
Interest Rate    --        --         --             5.32%          5.61%           5.80%            5.69%          --
                ------ ----------- ---------- -------------- ------------- ---------------- -------------- -------------
                 --     $1,533,000  $243,000   $26,076,000    $31,349,000    $159,130,000     $218,331,000  $224,685,000
                ====== =========== ========== ============== ============= ================ ============== =============

(1) These holdings consist of U.S. corporate and foreign corporate floating rate notes. Interest on the securities is adjusted monthly, quarterly or semi-annually, depending on the instrument, using prevailing interest rates. These holdings are highly liquid and we consider the potential for loss of principal to be minimal.

Our 5 1/2% convertible subordinated notes in the principal amount of $240,000,000 due March 1, 2005 and other long-term debt have fixed interest rates. The fair value of fixed interest rate instruments is affected by changes in interest rates and in the case of the convertible notes by changes in the price of the Company's common stock. The fair value of the 5 1/2% convertible subordinated notes (which have a carrying value of $240,000,000) was approximately $206,100,000 at March 31, 2001.

PART II - OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2001, we issued an aggregate of 508,000 shares of unregistered common stock to holders of warrants upon exercise of such warrants for a total purchase price of $392,830 which were consummated as private sales under Section 4(2) of the Securities Act of 1933, as amended.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

              None.



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



                                        IMCLONE SYSTEMS INCORPORATED
                                        (Registrant)

Date: May 10, 2001                 By   /s/ Samuel D. Waksal
                                        ---------------------------------------
                                        Samuel D. Waksal
                                        President and Chief Executive Officer



Date: May 10, 2001                 By   /s/ Paul A. Goldstein
                                        ---------------------------------------
                                        Paul A. Goldstein
                                        Vice President, Financial Operations