Form 10-Q
period 2001-06-30
IMCLONE SYSTEMS INC/DE
filed 2001-08-14
CIK 765258

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from          to
                                       ---------    --------

                         Commission file number 0-19612

                          IMCLONE SYSTEMS INCORPORATED
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                 04-2834797
       (State or other jurisdiction of
        incorporation or organization)         (IRS Employer Identification No.)

        180 VARICK STREET, NEW YORK, NY                      10014
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

                                    Yes   X          No
                                       ------          ------

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                      CLASS                 OUTSTANDING AS OF AUGUST 12, 2001
           Common Stock, par value $.001              72,149,154 Shares

                          IMCLONE SYSTEMS INCORPORATED

                                      INDEX

                                                                                                PAGE NO.
PART I - FINANCIAL INFORMATION

                 Item 1.     Financial Statements

                             Consolidated Balance Sheets - June 30, 2001 (unaudited)
                             and December 31, 2000                                                 2

                             Unaudited Consolidated Statements of Operations - Three
                             and six months ended June 30, 2001 and 2000                           3

                             Unaudited Consolidated Statements of Cash Flows - Six
                             months ended June 30, 2001 and 2000                                   4

                             Notes to Consolidated Financial Statements                            5

                 Item 2.     Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                         9

                 Item 3.     Quantitative and Qualitative Disclosures About
                             Market Risk                                                          15

PART II - OTHER INFORMATION

                 Item 4.     Submission of Matters to a Vote of Security Holders                 15

                 Item 6.     Exhibits and Reports on Form 8-K                                    16

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                          IMCLONE SYSTEMS INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except per share and share data)

                                            ASSETS                                     JUNE 30,      DECEMBER 31,
                                                                                         2001            2000
                                                                                      ---------       ----------
                                                                                     (UNAUDITED)
         Current assets:
              Cash and cash equivalents                                               $   9,515       $  60,325
              Securities available for sale                                             181,499         236,844
              Prepaid expenses                                                            3,811           2,628
              Note receivable - officer                                                     297             282
              Other current assets                                                        5,039           7,138
                                                                                      ---------       ---------
                                     Total current assets                               200,161         307,217
                                                                                      ---------       ---------
         Property and equipment:
              Land                                                                        2,723           2,111
              Building and building improvements                                         11,202          10,989
              Leasehold improvements                                                      8,059           7,863
              Machinery and equipment                                                    13,444           9,995
              Furniture and fixtures                                                      1,490           1,311
              Construction in progress                                                   60,983          37,436
                                                                                      ---------       ---------
                                     Total cost                                          97,901          69,705
                Less accumulated depreciation and amortization                          (18,597)        (17,105)
                                                                                      ---------       ---------
                                     Property and equipment, net                         79,304          52,600
                                                                                      ---------       ---------
         Patent costs, net                                                                1,533           1,168
         Deferred financing costs, net                                                    6,266           7,114
         Investment in equity securities and other assets                                   375           3,392
                                                                                      ---------       ---------
                                                                                      $ 287,639       $ 371,491
                                                                                      =========       =========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
         Current liabilities:

             Accounts payable                                                         $   7,918       $  12,729
             Accrued expenses                                                             9,348          11,374
             Interest payable                                                             4,445           4,444
             Deferred revenue                                                             6,241           2,434
             Fees potentially refundable to corporate partner                                --          28,000
             Current portion of long-term liabilities                                       531             626
             Preferred stock called for redemption and dividends payable                     --          25,764
                                                                                      ---------       ---------
                                     Total current liabilities                           28,483          85,371
                                                                                      ---------       ---------
         Long-term debt                                                                 242,200         242,200
         Other long-term liabilities, less current portion                                  226             488
                                                                                      ---------       ---------
                                     Total liabilities                                  270,909         328,059
                                                                                      ---------       ---------

         Commitments and contingencies

         Stockholders' equity:
             Preferred stock, $1.00 par value; authorized 4,000,000 shares;
                  200,000 Series A Convertible shares called for redemption and classified as a current liability at
                  December 31, 2000                                                          --              --
             Common stock, $.001 par value; authorized 120,000,000 shares;
                  issued 67,549,508 and 65,818,362 at June 30, 2001 and December
                  31, 2000, respectively, outstanding 67,360,258 and 65,767,545 at June 30, 2001 and December 31, 2000,
                  respectively                                                               68              66
             Additional paid-in capital                                                 289,823         283,268
             Accumulated deficit                                                       (274,506)       (243,808)
             Treasury stock, at cost; 189,250 and 50,817 shares at
                  June 30, 2001 and December 31, 2000, respectively                      (4,100)           (492)
             Accumulated other comprehensive income:
                  Unrealized gain on securities available for sale                        5,445           4,398
                                                                                      ---------       ---------
                                     Total stockholders' equity                          16,730          43,432
                                                                                      ---------       ---------
                                                                                      $ 287,639       $ 371,491
                                                                                      =========       =========




           See accompanying notes to consolidated financial statements

                          IMCLONE SYSTEMS INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                  THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                      JUNE 30,                        JUNE 30,
                                                                      --------                        --------
                                                                   2001         2000 (1)         2001         2000 (1)
                                                                   ----         --------         ----         --------
Revenues:
   License fees and milestone revenues                           $  3,136       $     41       $ 27,232       $    122
   Research and development funding and royalties                     115            160            763            326
                                                                 --------       --------       --------       --------
        Total revenues                                              3,251            201         27,995            448
                                                                 --------       --------       --------       --------
Operating expenses:
   Research and development                                        23,746         12,743         45,591         23,844
   Marketing, general and administrative                            6,223          3,782          9,951          6,908
                                                                 --------       --------       --------       --------
      Total operating expenses                                     29,969         16,525         55,542         30,752
                                                                 --------       --------       --------       --------
Operating loss                                                    (26,718)       (16,324)       (27,547)       (30,304)
                                                                 --------       --------       --------       --------
Other:
   Interest income                                                 (3,262)        (6,165)        (7,827)        (9,352)
   Interest expense                                                 3,197          3,667          6,510          4,888
   Loss (gain) on securities and investments                        2,850            (18)         4,468            (16)
                                                                 --------       --------       --------       --------
        Net interest and other (income) expense                     2,785         (2,516)         3,151         (4,480)
                                                                 --------       --------       --------       --------
    Loss before cumulative effect of change in accounting
          policy                                                  (29,503)       (13,808)       (30,698)       (25,824)
Cumulative effect of change in accounting policy for the
     recognition of up-front non-refundable fees                       --             --             --         (2,596)
                                                                 --------       --------       --------       --------
        Net loss                                                  (29,503)       (13,808)       (30,698)       (28,420)
                                                                 --------       --------       --------       --------
Preferred dividends (including assumed incremental yield
   attributable to beneficial conversion feature of $256
   for the three months ended June 30, 2000 and $510 for
   the six months ended June 30, 2000)                                 --            703             --          1,405
                                                                  --------       --------       --------       --------
Net loss to common stockholders                                  $(29,503)      $(14,511)      $(30,698)      $(29,825)
                                                                 ========       ========       ========       ========

Net loss per common share:
   Basic and diluted:
      Loss before cumulative effect of change in accounting
        policy                                                   $  (0.44)      $  (0.23)      $  (0.46)      $  (0.44)
      Cumulative effect of change in accounting policy                 --             --             --
                                                                 --------       --------       --------       --------
                                                                                                                 (0.05)

Basic and diluted net loss per common share                      $  (0.44)      $  (0.23)      $  (0.46)      $  (0.49)
                                                                 ========       ========       ========       ========
Weighted average shares outstanding                                67,051         62,604         66,657         61,270
                                                                 ========       ========       ========       ========

(1)   Restated - See note 12


          See accompanying notes to consolidated financial statements

                          IMCLONE SYSTEMS INCORPORATED

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                                          SIX MONTHS ENDED
                                                                                                              JUNE 30,
                                                                                                   --------------------------
                                                                                                       2001          2000(1)
                                                                                                   ---------       ---------
Cash flows from operating activities:
   Net loss                                                                                        $ (30,698)      $ (28,420)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                                    1,558           1,330
      Amortization of deferred financing costs                                                           848             560
      Expense associated with issuance of options and warrants                                           687           2,565
      Gain on securities available for sale                                                             (908)            (16)
      Write-down of investment in Valigen N.V                                                          4,375              --
      Write-off of convertible promissory note receivable from A.C.T. Group, Inc.                      1,000              --
      Changes in:
         Prepaid expenses                                                                             (1,183)         (3,438)
         Note receivable - officer                                                                       (15)             --
         Other current assets                                                                          2,816             337
         Other assets                                                                                    (75)              8
         Interest payable                                                                                  1           4,398
         Accounts payable                                                                             (4,811)           (453)
         Accrued expenses                                                                             (2,026)            340
         Deferred revenue                                                                              3,807           2,514
         Fees potentially refundable to corporate partner                                            (28,000)          6,000
                                                                                                   ---------       ---------
                        Net cash used in operating activities                                        (52,624)        (14,275)
                                                                                                   ---------       ---------

Cash flows from investing activities:

      Acquisitions of property and equipment                                                         (28,196)        (11,194)
      Purchases of securities available for sale                                                     (30,346)       (320,282)
      Sales and maturities of securities available for sale                                           87,646         110,859
      Investment in Valigen N.V                                                                       (2,000)         (7,500)
      Loan to A.C.T. Group, Inc.                                                                      (1,000)             --
      Additions to patents                                                                              (431)            (22)
                                                                                                   ---------       ---------
                        Net cash provided by (used in) investing activities                           25,673        (228,139)
                                                                                                   ---------       ---------

Cash flows from financing activities:

      Proceeds from exercise of stock options and warrants                                             3,744           9,462
      Proceeds from issuance of common stock under the employee stock purchase plan                      348             164
      Proceeds from issuance of 5 1/2% convertible subordinated notes                                     --         240,000
      Deferred financing costs                                                                            --          (8,449)
      Proceeds from repayment of note receivable by officer - stockholder, including interest             --             145
      Purchase of treasury stock                                                                      (1,830)             --
      Payment of preferred stock dividends                                                            (5,764)             --
      Redemption of series A preferred stock                                                         (20,000)             --
      Payments of other liabilities                                                                     (357)           (482)
                                                                                                   ---------       ---------
                        Net cash (used in) provided by financing activities                          (23,859)        240,840
                                                                                                   ---------       ---------
                        Net decrease in cash and cash equivalents                                    (50,810)         (1,574)
Cash and cash equivalents at beginning of period                                                      60,325          12,016
                                                                                                   ---------       ---------
Cash and cash equivalents at end of period                                                         $   9,515       $  10,442
                                                                                                   =========       =========

(1) Restated - See note 12



           See accompanying notes to consolidated financial statements

                          IMCLONE SYSTEMS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(1) BASIS OF PRESENTATION

The consolidated financial statements of ImClone Systems Incorporated ("ImClone Systems" or the "Company") as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 are unaudited. In the opinion of management, these unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission ("SEC").

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

(3) FOREIGN CURRENCY TRANSACTIONS

Gains and losses from foreign currency transactions, such as those resulting from the translation and settlement of receivables and payables denominated in foreign currencies, are included in the consolidated statement of operations. The Company does not currently use derivative financial instruments to manage the risks associated with foreign currency fluctuations. The Company recorded losses on foreign currency transactions of approximately $1,000 for the three months ended June 30, 2001 and gains of approximately $4,000 for the three months ended June 30, 2000. The Company recorded losses on foreign currency transactions of approximately $3,000 for the six months ended June 30, 2001 and gains of approximately $4,000 for the six months ended June 30, 2000. Gains and losses from foreign currency transactions are included as a component of operating expenses.

(4) CONTRACT SERVICES

In December 1999, the Company entered into a development and manufacturing services agreement with Lonza Biologics PLC ("Lonza"). Under the agreement, Lonza is responsible for process development and scale-up to manufacture the Company's lead interventional therapeutic product candidate for cancer, IMC-C225. These steps were taken to assure that its manufacturing process would produce bulk material that conforms with the Company's reference material. The Company did not incur any costs associated with this agreement during the three months ended June 30, 2001. Approximately $3,600,000 was incurred in the six months ended June 30, 2001 and $5,277,000 from inception through June 30, 2001 for services provided under the development and manufacturing services agreement. In September 2000, the Company entered into a three-year commercial manufacturing services agreement with Lonza relating to IMC-C225. The Company has incurred approximately $3,075,000 in the three months ended June 30, 2001, $4,875,000 in the six months ended June 30, 2001 and $10,275,000 from inception through June 30, 2001 for services provided under the commercial manufacturing services agreement. Under these two agreements, Lonza will manufacture IMC-C225 at the 5,000 liter scale under current Good Manufacturing Practices ("cGMP") conditions and deliver it to the Company over a term ending no later than December 2003. The costs associated with both of these agreements are included in research and development expenses when incurred and will continue to be so classified until such time as IMC-C225 may be approved for sale. In the event of such approval, subsequent costs associated with manufacturing IMC-C225 for commercial sale will be included in inventory and expensed when sold. In the event the commercial manufacturing services agreement is terminated by the Company, the Company will be required to pay 85% of the stated costs for each of the first ten batches cancelled, 65% of the stated costs for each of the next ten batches cancelled and 40% of the stated costs for any remaining batches cancelled. These amounts are subject to mitigation should Lonza use its manufacturing capacity caused by such termination for another customer.

The Company has built a new product launch manufacturing facility adjacent to its pilot manufacturing facility in New Jersey. This new facility contains three 10,000 liter fermentors and will be dedicated to the commercial production of IMC-C225. The cost of this 80,000 square foot facility is approximately $53 million, excluding capitalized interest, and has been built on land purchased in December 1999. The Company has incurred approximately $50,324,000 in engineering, pre-construction and construction costs associated with the new product launch manufacturing facility and has capitalized interest totaling approximately $1,966,000. The costs incurred to date associated with the construction of the facility have been paid from the Company's cash reserves, which were primarily obtained through the issuance of debt and equity securities. The necessary commissioning and validation of the new product launch manufacturing facility is expected to be completed by the end of 2001.

(5) TRANSACTION WITH A.C.T GROUP, INC.

During the second quarter of 2001, the Company made a $1,000,000 loan to A.C.T. Group, Inc. ("A.C.T. Group") and received its convertible promissory note and five-year warrant to purchase its common stock as consideration. A.C.T. Group is engaged in the research and development of technologies enabling the genetic manipulation of cells to produce transgenic animals for pharmaceutical protein production. A.C.T. Group also is developing transgenic cloned cells and tissues for application in cell and organ transplant therapy. The promissory note is due November 30, 2001, does not bear interest, and is payable as follows: (i) if, prior to November 30, 2001, A.C.T. Group sells a stated minimum amount of its series B convertible preferred stock ("A.C.T. Group series B stock"), A.C.T. Group will issue to ImClone Systems shares of A.C.T. Group series B stock at a 20% discount to the price at which they are sold; (ii) if, prior to November 30, 2001, A.C.T. Group has not sold the series B stock but enters into a binding agreement with respect to a merger or other transaction in which its stockholders receive securities of another entity with a stated minimum amount of cash, A.C.T. Group will issue to ImClone Systems shares of its common stock valued at $1.60 per share; and (iii) if neither of the events described in (i) or (ii) occurs, the note will be payable on November 30, 2001 in cash, or at the option of A.C.T. Group, common stock valued at $1.60 per share. If common stock is used to repay the promissory note, ImClone Systems will have the right at that time to purchase up to an additional $1,000,000 worth of A.C.T. Group common stock at $1.60 per share.

The warrant to purchase common stock entitles ImClone Systems to buy $1,000,000 worth of A.C.T. Group common stock beginning with the earlier of November 30, 2001 or the closing of the sale, if any, of the A.C.T. Group series B stock. The exercise prices are the same as the convertible promissory note repayment provisions. Due to the uncertainty regarding the ultimate collection of the note and the absence of a readily determinable market value for A.C.T. Group's common and preferred stock, ImClone Systems recorded a $1,000,000 write-down of the note during the quarter ended June 30, 2001. The write-down is included in loss on securities and investments in the accompanying consolidated statement of operations for the three and six months ended June 30, 2001. The Company's Chief Executive Officer is a member of A.C.T.Group's Board of Directors.

(6) INVESTMENT IN VALIGEN N.V.

In May 2000, the Company made an equity investment in ValiGen N.V. ("ValiGen"), a private biotechnology company specializing in therapeutic target identification and validation using the tools of genomics and gene expression analysis. The Company purchased 705,882 shares of ValiGen's series A preferred stock and received a five-year warrant to purchase 388,235 shares of ValiGen's common stock at an exercise price of $12.50 per share. The aggregate purchase price was $7,500,000. The Company assigned a value of $594,000 to the warrant based on the Black-Scholes Pricing Model. The ValiGen series A preferred stock contains voting rights identical to holders of ValiGen's common stock. Each share of ValiGen series A preferred stock is convertible into one share of ValiGen common stock. The Company may elect to convert the ValiGen series A preferred stock at any time; provided, that the ValiGen preferred stock will automatically convert into ValiGen common stock upon the closing of an initial public offering of ValiGen's common stock with gross proceeds not less than $20,000,000. The Company also received certain protective rights and customary registration rights under this arrangement. The Company recorded this original investment in ValiGen using the cost method of accounting. During the second quarter of 2001, the Company purchased 160,000 shares of ValiGen's series B preferred stock for $2,000,000. The terms of the series B preferred stock are substantially the same as the series A preferred stock. The investment in ValiGen represents approximately 7% of ValiGen's outstanding equity. As of June 30, 2001, the Company has completely written-off its investment in ValiGen. The Company recorded write-downs of approximately $5,125,000 in December 2000, $1,600,000 in March 2001 and $2,775,000 in June 2001 determined based on the modified equity method of accounting. The March 2001 and June 2001 write-downs are included in loss on securities and investment in the accompanying consolidated statements of operations. The investment is classified as a long-term asset included in Investment in equity securities and other assets in the December 31, 2000 consolidated balance sheet. The Company's Chief Executive Officer is a member of ValiGen's Board of Directors.

(7) LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                          JUNE 30,       DECEMBER 31,
                                                                                            2001             2000
                                                                                      ---------------   --------------
           5-1/2% Convertible Subordinated Notes due March 1, 2005................    $   240,000,000   $  240,000,000
           11-1/4% Industrial Development Revenue Bond due May 1, 2004............          2,200,000        2,200,000
                                                                                      ---------------   --------------
                                                                                      $   242,200,000   $  242,200,000
                                                                                      ===============   ==============

In February 2000, the Company completed a private placement of $240,000,000 in convertible subordinated notes due March 1, 2005. The Company received net proceeds from this offering of approximately $231,500,000, after deducting offering costs. Accrued interest on the notes was approximately $4,400,000 at June 30, 2001 and December 31, 2000. The holders may convert all or a portion of the notes into common stock at any time on or before March 1, 2005 at a conversion price of $55.09 per share, subject to adjustment under certain circumstances. The notes are subordinated to all existing and future senior indebtedness. The Company may redeem any or all of the notes at any time prior to March 6, 2003, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to the redemption date if the closing price of the common stock has exceeded 150% of the conversion price for at least 20 trading days in any consecutive 30-trading day period, provided the Company makes an additional payment of $152.54 per $1,000 aggregate principal amount of notes, minus the amount of any interest actually paid thereon prior to the redemption notice date. On or after March 6, 2003, the Company may redeem any or all of the notes at specified redemption prices, plus accrued and unpaid interest to the day preceding the redemption date. The Company was required to file with the SEC and obtain the effectiveness of a shelf registration statement covering resales of the notes and the underlying common stock. Such registration statement was declared effective in July 2000. Upon the occurrence of a "fundamental change" as defined in the agreement, holders of the notes may require the Company to redeem the notes at a price equal to 100% of the principal amount to be redeemed.

(8) TREASURY STOCK

The Company's employee stock option plans generally permit option holders to pay for the exercise price of stock options and any related income tax withholding with shares of the Company's common stock that have been owned by the option holders for at least six months. During the six months ended June 30, 2001, 138,433 shares of common stock were delivered to the Company in payment of the aggregate exercise price and related income tax withholding associated with the exercise of stock options to purchase an aggregate of 240,000 shares of common stock. The 138,433 shares delivered to the Company had a value of approximately $3,608,000 determined by multiplying the closing price of the common stock on the date of delivery by the number of shares presented for payment. These shares have been included as treasury stock in the consolidated balance sheet at June 30, 2001.

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

(10)     COMPREHENSIVE INCOME (LOSS)

The following table reconciles net loss to comprehensive income (loss):

                                                             THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                           2001              2000                2001               2000
                                                           ----              ----                ----               ----
Net loss                                              $(29,503,000)      $(13,808,000)      $(30,698,000)      $(28,420,000)
Other comprehensive income (loss):
    Unrealized holding gain (loss) arising
during the period                                           17,000            (89,000)         1,955,000            561,000
    Less: Reclassification adjustment for
realized gain included in net loss                         926,000             18,000            908,000             16,000
                                                      ------------       ------------       ------------       ------------
         Total other comprehensive income (loss)          (909,000)          (107,000)         1,047,000            545,000
                                                      ------------       ------------       ------------       ------------
Total comprehensive loss                              $(28,594,000)      $(13,915,000)      $(29,651,000)      $(27,875,000)
                                                      ============       ============       ============       ============

(11)  COLLABORATIVE AGREEMENTS

In December 1998, the Company entered into a development and license agreement with Merck KGaA with respect to its lead interventional therapeutic product candidate for cancer, IMC-C225. In exchange for exclusive rights to market IMC-C225 outside of North America (exclusive of Japan) and co-development rights in Japan, the Company has received $30,000,000 in up-front fees and cash-based milestone payments as of June 30, 2001. An additional $30,000,000 can be received assuming the achievement of further milestones for which Merck KGaA will receive equity in the Company. The equity underlying these milestone payments will be priced at varying premiums to the then market price of the common stock depending upon the timing of the achievement of the respective milestones. Merck KGaA will pay the Company a royalty on future sales of IMC-C225 outside of North America, if any. Merck KGaA has also agreed not to own greater than 19.9% of the Company's voting securities through December 3, 2002. This agreement may be terminated by Merck KGaA in various instances, including
(1) at its discretion on any date on which a milestone is achieved (in which case no milestone payment will be made), or (2) during a one-year period after first commercial sale of IMC-C225 in Merck KGaA's territory, upon Merck KGaA's reasonable determination that the product is economically unfeasible (in which case Merck KGaA is entitled to receive back 50% of the up-front and cash-based milestone payments then paid to date, but only out of revenues received, if any, based upon a royalty rate applied to the gross profit from IMC-C225 sales or IMC-C225 license fees in the United States and Canada). Under the agreement, the Company is entitled to Merck KGaA's guaranty of the Company's obligations under a $30 million credit facility relating to the construction of the product launch manufacturing facility for the commercial production of IMC-C225. To date, the Company has not utilized this guaranty. In the event of termination of the agreement, and in the event the guaranty is utilized, the Company will be required to use its best reasonable efforts to cause the release of Merck KGaA as guarantor. Of the cash based milestone payments received through June 30, 2001, $2,000,000 was received and recognized as revenue in the quarter ended June 30, 2001. A total of $28,000,000 was received prior to March 31, 2001 and originally recorded as fees potentially refundable to corporate partner and not as revenue due to the fact that they were refundable to Merck KGaA in the event a condition relating to obtaining certain collateral license agreements was not satisfied. In March 2001, this condition was satisfied and $24,000,000 in milestone payments was recognized as revenue by the Company during the three months ended March 31, 2001. The remaining $4,000,000 represents the up-front payment associated with the agreement and has been recorded as deferred revenue. This amount is being recognized as revenue over an 18-year period, which represents the patent lives of IMC-C225. The Company recognized approximately $55,000 of the up-front payment as revenue during the three months ended June 30, 2001 and $111,000 of the up-front payment as revenue during the six months ended June 30, 2001.

(12)  REVENUE RECOGNITION

In December 1999, the staff of the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 in the fourth quarter of its fiscal year ended December 31, 2000, implementing a change in accounting policy effective January 1, 2000 with respect to revenue recognition associated with non-refundable fees received upon entering into research and licensing arrangements. Beginning January 1, 2000, non-refundable fees received upon entering into license and other collaborative agreements where the Company has continuing involvement are recorded as deferred revenue and recognized ratably over the estimated service period. In previous years, prior to SAB 101, non-refundable upfront fees from licensing and other collaborative agreements were recognized as revenue when received, provided all contractual obligations of the Company relating to such fees had been fulfilled. Amounts originally reported for the second quarter and first half of 2000 have been restated herein to reflect the adoption of SAB 101.

The adoption of SAB 101 resulted in a non-cash cumulative effect of a change in accounting policy related to nonrefundable upfront licensing fees received in connection with the development and commercialization agreement with Merck KGaA with respect to its principal cancer vaccine product candidate BEC2. The cumulative effect represents revenues originally recorded upon receipt of such payments that now are recorded as deferred revenue and will be recognized over the life of the related patent(s). The Company recognized revenue of $41,000 associated with this change in accounting policy in the three months ended June 30, 2001 and $82,000 in the six months ended June 30, 2001. During the three months ended June 30, 2000, the impact of the change in accounting policy decreased net loss by $41,000. This amount represented a portion of deferred revenue that was recognized during the period as a result of the change in accounting policy. During the six months ended June 30, 2000, the impact of the change in accounting policy increased net loss by $2,514,000, or $0.04 per share, comprising the $2,596,000 cumulative effect of the change described above, net of $82,000 of related deferred revenue that was recognized during the period.

In March 2001, the Company satisfied a condition relating to obtaining certain collateral license agreements associated with the IMC-

C225 development and license agreement with Merck KGaA. The satisfaction of this condition allowed for the recognition of $24,000,000 in previously received milestone payments and initiated revenue recognition, as prescribed under SAB 101, of the $4,000,000 up-front payment received in connection with this agreement over the patent lives of IMC-C225. The Company recognized approximately $55,000 of revenue associated with the up-front payment during the three months ended June 30, 2001 and approximately $111,000 of revenue during the six months ended June 30, 2001.

As of June 30, 2001, the Company had approximately $6,241,000 in deferred revenue recorded on the consolidated balance sheet. This included $2,352,000 associated with the BEC2 development and commercialization agreement and $3,889,000 related to the IMC-C225 development and license agreement with Merck KGaA.

(13)  RELATED PARTY TRANSACTIONS

The Company accepted from its President and Chief Executive Officer, a full recourse, unsecured promissory note dated as of December 21, 2000 in the principal amount of $282,200. The note was payable upon the earlier of June 21, 2001 or demand by the Company and bore interest at 10.5% (the prime lending rate plus 1% on the date of the note) for the period that the loan is outstanding. The Company extended the term of the note to December 21, 2001. The total amount due the Company, including interest, was approximately $297,000 at June 30, 2001.

(14) ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes new accounting and reporting guidelines for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. SFAS No. 133 was subsequently amended by SFAS Nos. 137 and 138. SFAS No. 133 requires the recognition of all derivative financial instruments as either assets or liabilities in the consolidated balance sheet and measurement of those derivatives at fair value. The Company has reviewed SFAS No. 133 as amended and its operations relative thereto and concluded that it does not have or use derivative instruments. Accordingly, the adoption of SFAS No. 133 did not have an effect on the results of operations or the financial position of the Company.

(15) SUBSEQUENT EVENTS

In July 2001, the Company accepted a promissory note from each of its President and Chief Executive Officer, Executive Vice President and Chief Operating Officer and Chairman of the Board, and in August 2001 the Company accepted a promissory note from a member of its Board of Directors, in payment of the aggregate exercise price associated with the exercise of stock options and warrants they held to purchase a total of approximately 4,473,000 shares of the Company's common stock. The President and Chief Executive Officer's promissory note was in the amount of $18,178,750; the Executive Vice President and Chief Operating Officer's promissory note was in the amount of $15,747,550; the Chairman of the Board's promissory note was in the amount of $1,228,065; and the Board member's promissory note was in the amount of $87,000. The unsecured promissory notes are full-recourse and are payable on the earlier of one year from the date of the notes or on demand by the Company and bear interest at the prime lending rate plus 1% (7.75% on the date of the note). Interest is payable quarterly and the interest rate adjusts quarterly during the term of each note to the then current prime lending rate plus 1%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis by our management is provided to identify certain significant factors that affected our financial position and operating results during the periods included in the accompanying financial statements.

                              RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

REVENUES.

Revenues for the six months ended June 30, 2001 and 2000 were $27,995,000 and $448,000, respectively, an increase of $27,547,000. Revenues for the six months ended June 30, 2001 primarily included $26,000,000 in milestone revenue from our development and license agreement with Merck KGaA for IMC-C225. We received a $2,000,000 cash milestone payment in June 2001. The remaining $24,000,000 of these milestone payments were received in prior periods and originally recorded as fees potentially refundable to corporate partner because they were refundable in the event a condition relating to obtaining certain collateral license agreements was not satisfied. This condition was satisfied in March 2001. In addition, we recognized $111,000 of the $4,000,000 up-front payment received upon entering into this agreement. This revenue is being recognized ratably over the patent lives of IMC-C225. Under this agreement, an additional $30,000,000 in equity-based milestones may be received upon the achievement of additional milestones, $5,000,000 of which both parties agreed have recently been attained. As of August 13, 2001, we have not received the $5,000,000 milestone payment or issued the common stock associated with the milestone. Revenues for the six months ended June 30, 2001 also included $763,000 in royalty revenue from our strategic corporate alliance with Abbott Laboratories ("Abbott") in diagnostics and $1,000,000 in milestone revenues and $81,000 in license fee revenue from our strategic corporate alliance with Merck KGaA for our principal cancer vaccine product candidate, BEC2. Revenues for the six months ended June 30, 2000 primarily included (1) $326,000 in royalty revenue from our strategic alliance with Abbott in diagnostics and (2) $81,000 in license fee revenue from our strategic corporate alliance with Merck KGaA for BEC2. The license fee revenue related to the BEC2 agreement has been recognized in both periods as a direct result of a change in accounting policy with respect to revenue recognition.

OPERATING EXPENSES

Total operating expenses for the six months ended June 30, 2001 and 2000 were $55,542,000 and $30,752,000, respectively, an increase of $24,790,000, or 81%.

OPERATING EXPENSES: RESEARCH AND DEVELOPMENT.

Research and development expenses for the six months ended June 30, 2001 and 2000 were $45,591,000 and $23,844,000, respectively, an increase of $21,747,000 or 91%. Such amounts for the six months ended June 30, 2001 and 2000 represented 82% and 78%, respectively, of total operating expenses. Research and development expenses include costs associated with our in-house and collaborative research programs, product and process development expenses, costs to manufacture our product candidates, particularly IMC-C225, prior to any approval that we may obtain of a product candidate for commercial sale, quality assurance and quality control costs, costs to conduct our clinical trials and associated regulatory activities. Research and development expenses for the six months ended June 30, 2001 and 2000 have been reduced by $3,712,000 and $1,514,000, respectively, for clinical trial and contract manufacturing costs that are reimbursable by Merck KGaA. The increase in research and development expenses for the six months ended June 30, 2001 was primarily attributable to (1) the costs associated with newly initiated and ongoing clinical trials of IMC-C225, (2) costs related to the manufacturing services agreements with Lonza, (3) expenditures in the functional areas of product development, manufacturing, clinical and regulatory affairs associated with IMC-C225 and (4) increased expenditures associated with discovery research. We expect research and development costs to increase in future periods as we continue to manufacture IMC-C225 prior to any approval of the product that we may obtain for commercial sale. Should such approval be obtained, the subsequent costs associated with manufacturing IMC-C225 for commercial sale will be included in inventory and expensed when sold. We expect research and development costs associated with discovery research, product development and clinical trials also to continue to increase in future periods.

OPERATING EXPENSES: MARKETING, GENERAL AND ADMINISTRATIVE.

Marketing, general and administrative expenses include marketing and administrative personnel costs, including related occupancy costs, additional costs to develop internal marketing and sales capabilities, costs to pursue arrangements with strategic corporate partners and technology licensors, and expenses associated with applying for patent protection for our technology and products. Such expenses for the six months ended June 30, 2001 and 2000 were $9,951,000 and $6,908,000, respectively, an increase of $3,043,000, or 44%. The increase in marketing, general and administrative expenses primarily reflected
(1) costs associated with our marketing efforts (2) additional administrative staffing required to support our commercialization efforts of IMC-C225 and (3) expenses associated with general corporate activities. We expect marketing, general and administrative expenses to increase in future periods to support our continued commercialization efforts of IMC-C225.

INTEREST INCOME, INTEREST EXPENSE AND OTHER (INCOME) EXPENSE.

Interest income was $7,827,000 for the six months ended June 30, 2001 compared with $9,352,000 for the six months ended June 30, 2000, a decrease of $1,525,000, or 16%. The decrease was primarily attributable to (1) a decrease in interest rates associated with our portfolio of debt securities as well as (2) a lower average portfolio balance during the six months ended June 30, 2001 when compared with the six months ended June 30, 2000. Interest expense was $6,510,000 and $4,888,000 for the six months ended June 30, 2001 and

2000, respectively, an increase of $1,622,000 or 33%. The increase was primarily attributable to the convertible subordinated notes issued in February 2001. Interest expense for the six months ended June 30, 2001 and 2000 were offset by capitalizing interest costs of $1,120,000 and $307,000, respectively, during the construction period of the Company's new product launch manufacturing facility. Interest expense for both periods included (1) interest on the convertible subordinated notes, (2) interest on an outstanding Industrial Development Revenue Bond issued in 1990 (the "1990 IDA Bond") with a principal amount of $2,200,000 and (3) interest recorded on various capital lease obligations under a 1996 financing agreement and a 1998 financing agreement with Finova Technology Finance, Inc. ("Finova"). We recorded losses on securities and investment for the six months ended June 30, 2001 in the amount of $4,468,000 as compared with gains of $16,000 for the six months ended June 30, 2000. The net losses on securities and investments for the six months ended June 30, 2001 included $4,375,000 in write-downs of our investment in ValiGen N.V. and a $1,000,000 write-off of our convertible promissory note from A.C.T. Group, Inc..

NET LOSSES.

We had a net loss to common stockholders of $30,698,000 or $0.46 per share for the six months ended June 30, 2001 compared with $29,825,000 or $0.49 per share for the six months ended June 30, 2000. Included in the loss for the six months ended June 30, 2000 was a non-cash charge of $2,596,000 related to the cumulative effect of a change in accounting policy (see note 12 to the accompanying consolidated financial statements). Excluding the effect of this change in accounting policy, the net loss to common stockholders for the six months ended June 30, 2000 would have been $27,229,000 or $0.44 per share. The increase in the net loss to common stockholders was due to the factors noted above.

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

REVENUES.

Revenues for the three months ended June 30, 2001 and 2000 were $3,251,000 and $201,000, respectively, an increase of $3,050,000. Revenues for the three months ended June 30, 2001 primarily included a $2,000,000 cash milestone payment from our development and license agreement with Merck KGaA for IMC-C225. In addition, we recognized $55,000 of the $4,000,000 up-front payment received upon entering into this agreement. This revenue is being recognized ratably over the patent lives of IMC-C225. Under this agreement, an additional $30,000,000 in equity-based milestones may be received upon the achievement of additional milestones, $5,000,000 of which both parties agreed have recently been attained. As of August 13, 2001, we have not received the $5,000,000 milestone payment or issued the common stock associated with the milestone. Revenues for the three months ended June 30, 2001 also included $115,000 in royalty revenue from our strategic corporate alliance with Abbott in diagnostics and $1,000,000 in milestone revenues and $41,000 in license fee revenue from our strategic corporate alliance with Merck KGaA for BEC2. Revenues for the three months ended June 30, 2000 included (1) $160,000 in royalty revenue from our strategic alliance with Abbott in diagnostics and (2) $41,000 in license fee revenue from our strategic corporate alliance with Merck KGaA for BEC2. The license fee revenue related to the BEC2 agreement has been recognized in both periods as a direct result of a change in accounting policy with respect to revenue recognition.

OPERATING EXPENSES

Total operating expenses for the three months ended June 30, 2001 and 2000 were $29,969,000 and $16,525,000, respectively, an increase of $13,444,000, or 81%.

OPERATING EXPENSES: RESEARCH AND DEVELOPMENT.

Research and development expenses for the three months ended June 30, 2001 and 2000 were $23,746,000 and $12,743,000, respectively, an increase of $11,003,000 or 86%. Such amounts for the three months ended June 30, 2001 and 2000 represented 79% and 77%, respectively, of total operating expenses. Research and development expenses include costs associated with our in-house and collaborative research programs, product and process development expenses, costs to manufacture our product candidates, particularly IMC-C225, prior to any approval that we may obtain of a product candidate for commercial sale, quality assurance and quality control costs, costs to conduct our clinical trials and associated regulatory activities. Research and development expenses for the three months ended June 30, 2001 and 2000 have been reduced by $460,000 and $689,000, respectively, for clinical trial and contract manufacturing costs that are reimbursable by Merck KGaA. The increase in research and development expenses for the three months ended June 30, 2001 was primarily attributable to
(1) the costs associated with newly initiated and ongoing clinical trials of IMC-C225, (2) costs related to the manufacturing services agreements with Lonza,
(3) expenditures in the functional areas of product development, manufacturing, clinical and regulatory affairs associated with IMC-C225 and (4) increased expenditures associated with discovery research. We expect research and development costs to increase in future periods as we continue to manufacture IMC-C225 prior to any approval of the product that we may obtain for commercial sale. Should such approval be obtained, the subsequent costs associated with manufacturing IMC-C225 for commercial sale will be included in inventory and expensed when sold. We expect research and development costs associated with discovery research, product development and clinical trials also to continue to increase in future periods.

OPERATING EXPENSES: MARKETING, GENERAL AND ADMINISTRATIVE.

Marketing, general and administrative expenses include marketing and administrative personnel costs, including related occupancy costs, additional costs to develop internal marketing and sales capabilities, costs to pursue arrangements with strategic corporate partners and technology licensors, and expenses associated with applying for patent protection for our technology and products. Such expenses for the three months ended June 30, 2001 and 2000 were $6,223,000 and $3,782,000, respectively, an increase of $2,441,000, or 65%. The increase in marketing, general and administrative expenses primarily reflected
(1) costs associated with our marketing efforts (2) additional administrative staffing required to support our commercialization efforts of IMC-C225 and (3) expenses associated with general corporate activities. We expect marketing, general and administrative expenses to increase in future periods to support our continued commercialization efforts of IMC-C225.

INTEREST INCOME, INTEREST EXPENSE AND OTHER (INCOME) EXPENSE.

Interest income was $3,262,000 for the three months ended June 30, 2001 compared with $6,165,000 for the three months ended June 31, 2000, a decrease of $2,903,000, or 47%. The decrease was primarily attributable to (1) a decrease in interest rates on our portfolio of debt securities as well as (2) a lower average portfolio balance during the three months ended June 30, 2001 when compared with the three months ended June 30, 2000. Interest expense was $3,197,000 and $3,667,000 for the three months ended June 30, 2001 and 2000, respectively, a decrease of $470,000 or 13%. The decrease in interest expense was attributable to a greater amount of capitalized interest in the three months ended June 30 2001 as compared with the three months ended June 30, 2000. Interest expense for the three months ended June 31, 2001 and 2000 were offset by capitalizing interest costs of $626,000 and $153,000, respectively, during the construction period of the Company's new product launch manufacturing facility. Interest expense for both periods included (1) interest on the convertible subordinated notes, (2) interest on the outstanding 1990 IDA Bond with a principal amount of $2,200,000 and (3) interest recorded on various capital lease obligations under a 1996 financing agreement and a 1998 financing agreement with Finova. We recorded losses on securities and investment for the three months ended June 30, 2001 in the amount of $2,850,000 as compared with gains of $18,000 for the three months ended June 30, 2000. The net losses on securities and investments for the three months ended June 30, 2001 included a $2,775,000 write-down of our investment in ValiGen N.V. and a $1,000,000 write-off of our convertible promissory note from A.C.T. Group, Inc..

NET LOSSES.

We had a net loss to common stockholders of $29,503,000 or $0.44 per share for the three months ended June 30, 2001 compared with $14,511,000 or $0.23 per share for the three months ended June 30, 2000. The increase in the net loss and per share net loss to common stockholders was due to the factors noted above.

                         LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, our principal sources of liquidity consisted of cash and cash equivalents and securities available for sale of approximately $191,014,000. From inception through June 30, 2001 we have financed our operations through the following means:

         - Public and private sales of equity securities and convertible notes in financing transactions have raised approximately $489,400,000 in net proceeds

         - We have earned approximately $61,800,000 from license fees, contract research and development fees and royalties from collaborative partners. Additionally, we have approximately $6,241,000 in deferred revenue related to up-front payments received from our BEC2 development and commercialization agreement and our IMC-C225 development and license agreement with Merck KGaA. These amounts are being recognized as revenue over the respective patent lives of the product candidates (see note 12 of the consolidated financial statements)

         -        We have earned approximately $39,951,000 in interest income

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

In February 2000, we completed a private placement of $240,000,000 in 5 1/2% convertible subordinated notes due March 1, 2005. We received net proceeds of approximately $231,500,000, after deducting offering expenses. Accrued interest on the notes was approximately $4,400,000 at June 30, 2001. A holder may convert all or a portion of a note into common stock at any time on or before March 1, 2005 at a conversion price of $55.09 per share, subject to adjustment under certain circumstances. We may redeem some or all of the notes prior to March 6, 2003 if specified common stock price thresholds are met. On or after March 6, 2003, we may redeem some or all of the notes at specified redemption prices.

In December 1999, we entered into a development and manufacturing services agreement with Lonza. Under the agreement, Lonza is responsible for process development and scale-up to manufacture IMC-C225. These steps were taken to assure that its manufacturing process would produce bulk material that conforms with our reference material. As of June 30, 2001, we had incurred approximately $5,277,000 for services provided under the development and manufacturing services agreement. In September 2000, we entered into a three-year commercial manufacturing services agreement with Lonza relating to IMC-C225. As of June 30, 2001, we had incurred approximately $10,275,000 for services provided under the commercial manufacturing services agreement. Under these two agreements, Lonza is manufacturing IMC-C225 at the 5,000 liter scale under cGMP conditions and is delivering it to us over a term ending no later than December 2003. The costs associated with both of these agreements are included in research and development expenses when incurred and will continue to be so classified until such time as IMC-C225 may be approved for sale. In the event of such approval, the subsequent costs associated with manufacturing IMC-C225 for commercial sale will be included in inventory and expensed when sold. In the event the commercial manufacturing services agreement is terminated by us, we will be required to pay 85% of the stated costs for each of the first ten batches cancelled, 65% of the stated costs for each of the next ten batches cancelled and 40% of the stated costs for any remaining batches cancelled. These amounts are subject to mitigation should Lonza use its manufacturing capacity caused by such termination for another customer.

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

We rent our New York facility under an operating lease that expires in December 2004. In 2001 we completed renovations of the facility to better suit our needs at a cost of approximately $2,800,000.

Under our IMC-C225 agreement with Merck KGaA, we developed in consultation with Merck KGaA, a production concept for our new product launch manufacturing facility for the commercial production of IMC-C225. The agreement provides that Merck KGaA is to provide us, subject to certain conditions, a guaranty of a $30,000,000 credit facility for the build-out of this facility. As of August 10, 2001, this guaranty has not been provided, and we are exploring ways in which we might alter that portion of the agreement. This facility has been erected adjacent to our pilot manufacturing facility in New Jersey, which supplies IMC-C225 to support our clinical trials. We broke ground on the new product launch manufacturing facility in January 2000 and estimate that the total cost will be approximately $53,000,000, excluding capitalized interest. We have incurred approximately $50,324,000 in engineering, pre-construction and construction costs associated with the product launch manufacturing facility through June 30, 2001. We also capitalized interest totaling approximately

$1,966,000 through June 30, 2001. We are funding the cost of this facility through a combination of cash on hand and, if advisable, equipment financing transactions.

Total capital expenditures made during the six months ended June 30, 2001 were $28,196,000 of which (1) $1,081,000 primarily related to the purchase of equipment for and leasehold improvement costs associated with our corporate office and research laboratories in our New York facility; (2) $16,822,000 related to engineering, construction and capitalized interest costs of the product launch manufacturing facility; (3) $6,612,000 related to the conceptual design and preliminary engineering plans for a second commercial manufacturing facility, which we may build in the future on land purchased in 2000; (4) $3,069,000 related to improving and equipping our pilot manufacturing facility; and (5) the remaining $612,000 related to the purchase of land adjacent to the existing pilot manufacturing facility.

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

We believe that our existing cash on hand and amounts to which we are entitled, subject to the negotiation of a final credit facility, should enable us to maintain our current and planned operations through at least 2002. We are also entitled to reimbursement for certain research and development expenditures and, upon the achievement of research and development milestones, to certain milestone payments. Such payments include $30,000,000 in equity-based milestone payments under our IMC-C225 development and license agreement with Merck KGaA, $5,000,000 of which both parties agreed have recently been attained. As of August 13, 2001, we have not received the $5,000,000 milestone payment or issued the common stock associated with the milestone. There can be no assurance that we will achieve the unachieved milestones. Our future working capital and capital requirements will depend upon numerous factors, including, but not limited to:

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

At December 31, 2000, we had net operating loss carryforwards for United States federal income tax purposes of approximately $303,000,000, which expire at various dates from 2001 through 2020. At December 31, 2000 we had research credit carryforwards of approximately $8,000,000, which expire at various dates from 2009 through 2020. Under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation's ability to use net operating loss and research credit carryforwards may be limited if the corporation experiences a change in ownership of more than 50 percentage points within a three-year period. Since 1986, we have experienced two such ownership changes. As a result, we are only permitted to use in any one year approximately $5,200,000 of our available net operating loss carryforwards that relate to periods before these ownership changes. Similarly, we are limited in using our research credit carryforwards. We have determined that our November 1999 public stock offering and February 2000 private placement of convertible subordinated notes did not cause an additional ownership change that would further limit the use of our net operating losses and research credit carryforwards.

CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS--SAFE HARBOR STATEMENT

Those statements contained herein that do not relate to historical information are forward-looking statements. There can be no assurance that the future results covered by such forward-looking statements will be achieved. Actual results may differ materially due to the risks and uncertainties inherent in the Company's business, including without limitation, the risks and uncertainties associated with completing pre-clinical and clinical trials of the Company's compounds that demonstrate such compounds' safety and effectiveness; obtaining additional financing to support the Company's operations; obtaining and maintaining regulatory approval for such compounds and complying with other governmental regulations applicable to the Company's business; obtaining the raw materials necessary in the development of such compounds; consummating collaborative arrangements with corporate partners for product development; achieving milestones under collaborative arrangements with corporate partners; developing the capacity and ability to manufacture, as well as market and sell the Company's products, either directly or with collaborative partners; developing market demand for and acceptance of such products; competing effectively with other pharmaceutical and biotechnological products; obtaining adequate reimbursement from third-party payors; attracting and retaining key personnel; obtaining and protecting proprietary rights; and those other factors set forth in "Risk Factors" in the Company's most recent Registration Statement and Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our holdings of financial instruments comprise a mix of securities that may include U.S. corporate debt, foreign corporate debt, U.S. government debt, foreign government/agency debt or guaranteed debt and commercial paper. All such instruments are classified as securities available for sale. Generally, we do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in investment grade fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We invest in securities that have a range of maturity dates. Typically, those with a short-term maturity are fixed-rate, highly liquid, debt instruments and those with longer-term maturities are highly liquid debt instruments with fixed interest rates or with periodic interest rate adjustments. We also have certain foreign exchange currency risk. See note 3 of the consolidated financial statements. The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of June 30, 2001:

                                                                                  2006 AND
                2001      2002       2003           2004            2005          THEREAFTER          TOTAL         FAIR VALUE
                ----  -----------  --------     -----------     ------------      ------------     ------------    ------------
Fixed Rate       --   $   104,000  $244,000              --               --      $ 76,407,000      $76,755,000    $ 81,374,000
Average
Interest Rate    --         5.38%      6.00%             --               --              6.36%            6.36%             --
Variable Rate    --           --         --     $11,875,000(1)  $ 19,194,000(1)   $ 68,230,000(1)   $99,299,000    $100,125,000
Average
Interest Rate    --           --         --            5.28%           4.86%              4.90%            4.94%             --
                 --  -----------   --------     -----------     -----------       ------------     ------------    ------------
                 --  $   104,000   $244,000     $11,875,000     $19,194,000       $144,637,000     $176,054,000    $181,499,000
                 ==  ===========   ========     ===========     ===========       ============     ============    ============

(1) These holdings consist of U.S. corporate and foreign corporate floating rate notes. Interest on the securities is adjusted monthly, quarterly or semi-annually, depending on the instrument, using prevailing interest rates. These holdings are highly liquid and we consider the potential for loss of principal to be minimal.

Our 5 1/2% convertible subordinated notes in the principal amount of $240,000,000 due March 1, 2005 and other long-term debt have fixed interest rates. The fair value of fixed interest rate instruments is affected by changes in interest rates and in the case of the convertible notes by changes in the price of the Company's common stock. The fair value of the 5 1/2% convertible subordinated notes (which have a carrying value of $240,000,000) was approximately $276,400,000 at June 29, 2001.

PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) An annual meeting of stockholders was held on May 24, 2001 (the "Annual Meeting").

         (b) The directors elected at the Annual Meeting were Richard Barth, Vincent T. DeVita, Jr., Robert F. Goldhammer, David M. Kies, Paul B. Kopperl, Arnold Levine, John Mendelsohn, William R. Miller, Harlan W. Waksal and Samuel
D. Waksal. Such persons are all of the directors of the Company whose term of office as a director continued after the Annual Meeting.

         (c) The matters voted upon at the Annual Meeting and the results of the voting are set forth below. Broker non-votes were not applicable.

         (i)      Election of directors

NAME                         IN FAVOR          WITHHELD
----                         --------          --------
Richard Barth               55,338,014         130,304
Arnold Levine               55,279,081         189,237
Vincent T. DeVita, Jr       55,340,858         127,460
Robert F. Goldhammer        55,347,138         121,180
David M. Kies               55,347,952         120,366
Paul B. Kopperl             55,348,292         120,026
John Mendelsohn             55,178,655         289,663
William R. Miller           55,343,703         124,615
Harlan W. Waksal            53,408,897       2,059,421
Samuel D. Waksal            55,341,966         126,352


         (ii) The stockholders ratified the appointment by the Board of Directors of KPMG LLP as the Company's independent certified public accountants for the fiscal year ending December 31, 2001. The stockholders voted 55,240,599 shares in favor and 163,154 shares against. 64,565 shares abstained from voting.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

         10.77 Stock Purchase Agreement between the Company and Valigen N. V. dated May 31, 2001

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

                                           IMCLONE SYSTEMS INCORPORATED
                                           (Registrant)

Date: August 13, 2001               By     /s/ Samuel D. Waksal
                                           -------------------------------------
                                           Samuel D. Waksal
                                           President and Chief Executive Officer

Date: August 13, 2001               By     /s/ Daniel S. Lynch
                                           -------------------------------------
                                           Daniel S. Lynch
                                           Vice President, Finance and Chief
                                           Financial Officer