Form 10-Q
period 2001-09-30
IMCLONE SYSTEMS INC/DE
filed 2001-11-14
CIK 765258

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ----------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                CLASS                    OUTSTANDING AS OF NOVEMBER 9, 2001
                -----                    ----------------------------------
    Common Stock, par value $.001                 72,871,466 Shares

================================================================================

                          IMCLONE SYSTEMS INCORPORATED

                                      INDEX


                                                                                                                  PAGE NO.
                                                                                                                  --------

PART I - FINANCIAL INFORMATION

    Item 1.    Financial Statements

               Consolidated Balance Sheets - September 30, 2001 (unaudited) and December 31, 2000...................   2

               Unaudited Consolidated Statements of Operations - Three and nine months ended
               September 30, 2001 and 2000..........................................................................   3

               Unaudited Consolidated Statements of Cash Flows - Nine months ended
               September 30, 2001 and 2000..........................................................................   4

               Notes to Consolidated Financial Statements...........................................................   5

    Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations................  18

    Item 3.    Quantitative and Qualitative Disclosures About Market Risk...........................................  24

PART II - OTHER INFORMATION

    Item 6.    Exhibits and Reports on Form 8-K.....................................................................  26

PART 1 - FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS


                          IMCLONE SYSTEMS INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)


                                                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                                                 2001            2000
                                                                                                 ----            ----
                                                                                              (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents............................................................    $      80,588    $      60,325
   Securities available for sale........................................................          268,319          236,844
   Prepaid expenses.....................................................................            5,404            2,628
   Note receivable - officer............................................................              306              282
   Notes receivable from officers and directors.........................................           35,847               --
   Other current assets (including amounts due from BMS of $518 at September 30, 2001)..            7,692            7,138
                                                                                            -------------    -------------
        Total current assets............................................................          398,156          307,217
                                                                                            -------------    -------------
Property and equipment:
   Land ................................................................................            2,723            2,111
   Building and building improvements...................................................           49,813           10,989
   Leasehold improvements...............................................................            8,214            7,863
   Machinery and equipment..............................................................           32,477            9,995
   Furniture and fixtures...............................................................            2,002            1,311
   Construction in progress.............................................................           19,067           37,436
                                                                                            -------------    -------------
        Total cost......................................................................          114,296           69,705
      Less accumulated depreciation and amortization....................................          (20,507)         (17,105)
                                                                                            -------------    -------------
        Property and equipment, net.....................................................           93,789           52,600
                                                                                            -------------    -------------

Patent costs, net.......................................................................            1,646            1,168
Deferred financing costs, net...........................................................            5,835            7,114
Investment in equity securities and other assets........................................              381            3,392
                                                                                            -------------    -------------
                                                                                            $     499,807    $     371,491
                                                                                            =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.....................................................................    $      10,485    $      12,729
   Accrued expenses.....................................................................           21,680           11,374
   Interest payable.....................................................................            1,207            4,444
   Deferred revenue (including deferred revenue from BMS of $11,789 at
        September 30,2001)..............................................................           12,174            2,434
   Fees potentially refundable to Merck KGaA............................................               --           28,000
   Current portion of long-term liabilities.............................................              486              626
   Preferred stock called for redemption and dividends payable..........................               --           25,764
                                                                                            -------------    -------------
        Total current liabilities.......................................................           46,032           85,371
                                                                                            -------------    -------------

Deferred revenue (including deferred revenue from BMS of $187,824 at
       September 30, 2001)..............................................................          193,585               --
Long-term debt..........................................................................          242,200          242,200
Other long-term liabilities, less current portion.......................................              141              488
                                                                                            -------------    -------------
        Total liabilities...............................................................          481,958          328,059
                                                                                            -------------    -------------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $1.00 par value; authorized 4,000,000 shares; 200,000 Series
      A Convertible shares called for redemption and
      classified as a current liability at December 31, 2000............................               --               --
   Common stock, $.001 par value; authorized 120,000,000 shares;
      issued 72,537,160 and 65,818,362 at September 30, 2001 and December
      31, 2000, respectively, outstanding 72,347,910 and 65,767,545
      at September 30, 2001 and December 31, 2000, respectively.........................               73               66
   Additional paid-in capital...........................................................          332,336          283,268
   Accumulated deficit..................................................................         (315,578)        (243,808)
   Treasury stock, at cost; 189,250 and 50,817 shares at
      September 30, 2001 and December 31, 2000, respectively............................           (4,100)            (492)
      Accumulated other comprehensive income:
      Unrealized gain on securities available for sale..................................            5,118            4,398
                                                                                            -------------    -------------
        Total stockholders' equity......................................................           17,849           43,432
                                                                                            -------------    -------------
                                                                                            $     499,807    $     371,491
                                                                                            =============    =============

           See accompanying notes to consolidated financial statements

                          IMCLONE SYSTEMS INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                   SEPTEMBER 30,
                                                                           -------------                   -------------
                                                                         2001          2000(1)          2001          2000(1)
                                                                         ----          -------          ----          -------

Revenues:
   License fees and milestone revenues (including BMS
      revenue of $387 in the three and nine months ended
      September 30, 2001).......................................   $       2,244    $        289    $     29,476    $       411
   Research and development funding and royalties...............             667             523           1,430            849
                                                                   -------------    ------------    ------------    -----------
      Total revenues............................................           2,911             812          30,906          1,260
                                                                   -------------    ------------    ------------    -----------
Operating expenses:
   Research and development.....................................          24,040          12,557          69,631         36,401
   Marketing, general and administrative........................           5,405           3,487          15,356         10,395
   Expenses associated with BMS acquisition, stockholder
      and commercial agreements.................................          16,050               -          16,050              -
                                                                   ------------     ------------    ------------    -----------
      Total operating expenses..................................          45,495          16,044         101,037         46,796
                                                                   -------------    ------------    ------------    -----------

Operating loss..................................................         (42,584)        (15,232)        (70,131)       (45,536)
                                                                   -------------    ------------    ------------    -----------
Other:
   Interest income..............................................          (3,244)         (6,002)        (11,071)       (15,354)
   Interest expense.............................................           3,532           3,729          10,042          8,617
   Loss (gain) on securities and investments....................          (1,800)            (54)          2,668            (70)
                                                                   -------------    ------------    ------------    -----------
      Net interest and other (income) expense...................          (1,512)         (2,327)          1,639         (6,807)
                                                                   -------------    ------------    ------------    -----------

Loss before cumulative effect of change in accounting policy....         (41,072)        (12,905)        (71,770)       (38,729)
Cumulative effect of change in accounting policy
   for the recognition of up-front non-refundable fees..........              --              --              --         (2,596)
                                                                   -------------    ------------    ------------    -----------
      Net loss..................................................         (41,072)        (12,905)        (71,770)       (41,325)
                                                                   -------------    ------------    ------------    -----------
Preferred dividends (including assumed incremental yield
   attributable to beneficial conversion feature of $259 for
   the three months ended September 30, 2000 and $769 for
   the nine months ended September 30, 2000)....................              --             712              --          2,117
                                                                   -------------    ------------    ------------    -----------
      Net loss to common stockholders...........................   $     (41,072)   $    (13,617)   $    (71,770)   $   (43,442)
                                                                   =============    ============    ============    ===========

Net loss per common share:
   Basic and diluted:
      Loss before cumulative effect of change in
        accounting policy.......................................   $       (0.57)   $      (0.21)   $      (1.05)   $     (0.66)
      Cumulative effect of change in
        accounting policy.......................................              --             --              --           (0.04)
                                                                   -------------    ------------    ------------    -----------
Basic and diluted net loss per common share.....................   $       (0.57)   $      (0.21)   $      (1.05)   $     (0.70)
                                                                   =============    ============    ============    ===========

Weighted average shares outstanding.............................          71,534          64,331          68,301         62,298
                                                                   =============    ============    ============    ===========

(1)      Restated - See note 12

         See accompanying notes to consolidated financial statements

                          IMCLONE SYSTEMS INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                   NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                                     -------------
                                                                                                  2001        2000(1)
                                                                                                  ----        -------
Cash flows from operating activities:
   Net loss ...............................................................................   $ (71,770)   $ (41,325)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization .......................................................       3,517        1,865
      Amortization of deferred financing costs ............................................       1,279        1,004
      Expense associated with issuance of options and warrants ............................         952        3,593
      Gain on securities available for sale ...............................................      (2,707)         (70)
      Write-down of investment in ValiGen N.V. ............................................       4,375           --
      Write-off of convertible promissory note receivable from A.C.T. Group, Inc. .........       1,000           --
      Accrued interest on note receivable - officer .......................................         (24)          --
      Accrued interest on notes receivable from officers and directors ....................        (606)          --
      Changes in:
        Prepaid expenses ..................................................................      (2,776)      (3,314)
        Other current assets ..............................................................         163          350
        Other assets ......................................................................         (81)           8
        Interest payable ..................................................................      (3,237)       1,160
        Accounts payable ..................................................................      (2,244)       1,907
        Accrued expenses ..................................................................      10,306          799
        Deferred revenue (including amounts from BMS of $199,613
           for the nine months ended September 30, 2001) ..................................     203,325        2,475
        Fees potentially refundable to Merck KGaA .........................................     (28,000)       6,000
                                                                                              ---------    ---------
          Net cash provided by (used in) operating activities .............................     113,472      (25,548)
                                                                                              ---------    ---------

Cash flows from investing activities:
   Acquisitions of property and equipment .................................................     (44,591)     (22,583)
   Purchases of securities available for sale .............................................    (158,497)    (340,755)
   Sales and maturities of securities available for sale ..................................     130,449      142,362
   Investment in ValiGen N.V ..............................................................      (2,000)      (7,500)
   Loan to A.C.T. Group, Inc. .............................................................      (1,000)          --
   Additions to patents ...................................................................        (593)         (88)
                                                                                              ---------    ---------
          Net cash used in investing activities ...........................................     (76,232)    (228,564)
                                                                                              ---------    ---------

Cash flows from financing activities:
   Proceeds from exercise of stock options and warrants ...................................       7,333       15,434
   Proceeds from issuance of common stock under the employee stock purchase plan ..........         531          275
   Proceeds from issuance of common stock to corporate partner ............................       3,240           --
   Proceeds from issuance of 5 1/2% convertible subordinated notes ........................          --      240,000
   Deferred financing costs ...............................................................          --       (8,512)
   Proceeds from repayment of note receivable by officer - stockholder, including
      interest ............................................................................          --          145
   Purchase of treasury stock .............................................................      (1,830)          --
   Payment of preferred stock dividends ...................................................      (5,764)          --
   Redemption of series A preferred stock .................................................     (20,000)          --
   Payments of other liabilities ..........................................................        (487)        (705)
                                                                                              ---------    ---------
          Net cash (used in) provided by financing activities .............................     (16,977)     246,637
                                                                                              ---------    ---------

          Net increase (decrease) in cash and cash equivalents ............................      20,263       (7,475)
Cash and cash equivalents at beginning of period ..........................................      60,325       12,016
                                                                                              ---------    ---------
Cash and cash equivalents at end of period ................................................   $  80,588    $   4,541
                                                                                              =========    =========

(1) Restated - See note 12

           See accompanying notes to consolidated financial statements

                          IMCLONE SYSTEMS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)      BASIS OF PRESENTATION

         The consolidated financial statements of ImClone Systems Incorporated ("ImClone Systems" or the "Company") as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 are unaudited. In the opinion of management, these unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission ("SEC").

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

(3)      FOREIGN CURRENCY TRANSACTIONS

         Gains and losses from foreign currency transactions, such as those resulting from the translation and settlement of receivables and payables denominated in foreign currencies, are included in the consolidated statement of operations. The Company does not currently use derivative financial instruments to manage the risks associated with foreign currency fluctuations. The Company recorded losses on foreign currency transactions of approximately $24,000 for the three months ended September 30, 2001 and gains of approximately $17,000 for the three months ended September 30, 2000. The Company recorded losses on foreign currency transactions of approximately $27,000 for the nine months ended September 30, 2001 and gains of approximately $21,000 for the nine months ended September 30, 2000. Gains and losses from foreign currency transactions are included as a component of operating expenses.

(4)      MANUFACTURING CONTRACT SERVICES AND FACILITIES

         In December 1999, the Company entered into a development and manufacturing services agreement with Lonza Biologics PLC ("Lonza"). This agreement was amended in April 2001 to include additional services. Under the agreement, Lonza is responsible for process development and scale-up to manufacture the Company's lead interventional therapeutic product candidate for cancer, ERBITUX(TM) and is manufacturing ERBITUX in bulk form under current Good Manufacturing Practices ("cGMP") conditions. These steps were taken to assure that the manufacturing process would produce bulk material that conforms with the Company's reference material and to support, in part, the Company's regulatory filing with the Food and Drug Administration (the "FDA"). The Company incurred approximately $27,000 for services provided under the development and manufacturing services agreement during the three months ended September 30, 2001. Approximately $3,627,000 was incurred in the nine months ended September 30, 2001 and $5,304,000 from inception through September 30, 2001 for services provided under this agreement. In September 2000, the Company entered into a three-year commercial manufacturing services agreement with Lonza relating to ERBITUX. This agreement was amended in June 2001 and again in September 2001 to include additional services. The Company recorded a reduction to expenses of $2,475,000 under this agreement in the three months ended September 30, 2001 as a result of reductions to prior billings. Approximately $2,400,000 was incurred in the nine months ended September 30, 2001 and $7,800,000 from inception through September 30, 2001 for services provided under this agreement. Under these two agreements,

                          IMCLONE SYSTEMS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

Lonza will manufacture ERBITUX at the 5,000 liter scale under cGMP conditions and deliver it to the Company over a term ending no later than December 2003. The costs associated with both of these agreements are included in research and development expenses when incurred and will continue to be so classified until such time as ERBITUX may be approved for sale or until the Company obtains obligations from its corporate partners for supply of such product. In the event of such approval or obligations from its corporate partners, subsequent costs associated with manufacturing ERBITUX for commercial sale will be included in inventory and expensed when sold. In the event the commercial manufacturing services agreement is terminated without cause by the Company (i.e., batches of bulk product are cancelled by the Company), the Company will be required to pay 85% of the stated costs for each of the first ten batches cancelled, 65% of the stated costs for each of the next ten batches cancelled and 40% of the stated costs for each of the next six batches cancelled. The batch cancellation provisions for the subsequent batches contained in the amendment to the commercial manufacturing services agreement require the Company to pay 100% of the stated costs of cancelled batches scheduled within six months of the cancellation, 85% of the stated costs of cancelled batches scheduled between six and twelve months following the cancellation and 65% of the stated costs of cancelled batches scheduled between twelve and eighteen months following the cancellation. These amounts are subject to mitigation should Lonza use its manufacturing capacity caused by such termination for another customer.

         In October 2001, the Company entered into an agreement in principle with Lonza to manufacture ERBITUX at the 2,000 liter scale for use in clinical trials by Merck KGaA. The Company has incurred approximately $1,763,000 during the three and nine months ended September 30, 2001 for services provided under this agreement. The expenditures associated with this agreement are included in other current assets in the consolidated balance sheet at September 30, 2001 because they are reimbursable by Merck KGaA.

         The Company has built a product launch manufacturing facility on its campus in Somerville, New Jersey. It is expected that the necessary commissioning and validation of the product launch facility will be completed by the end of 2001. The facility is approximately 80,000 square feet, contains three 10,000 liter fermentors and is being dedicated to the commercial production of ERBITUX. The cost of the facility was approximately $53,000,000, excluding capitalized interest of approximately $1,966,000. The cost for the facility has come from the Company's cash reserves, which were primarily obtained through the issuance of debt and equity securities. The product launch facility was put in operation in July 2001 and the Company commenced depreciation at that time.

         The Company has completed conceptual design and preliminary engineering plans and begun detailed design plans for a second commercial manufacturing facility to be built on the Company's Somerville, New Jersey campus. The multi-product facility will be approximately 250,000 square feet and contain up to 10 fermentors with a total capacity of 110,000 liters. The cost of this facility, for two completely fitted out suites and a third suite with utilities only, is expected to be approximately $250,000,000, excluding capitalized interest. The actual amount may change depending upon various factors. We have incurred approximately $16,091,000 in conceptual design, engineering and capitalized interest costs through September 30, 2001.

(5)      TRANSACTION WITH A.C.T. GROUP, INC.

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

                          IMCLONE SYSTEMS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

         The warrant to purchase common stock entitles ImClone Systems to buy $1,000,000 worth of A.C.T. Group common stock beginning with the earlier of November 30, 2001 or the closing of the sale, if any, of the A.C.T. Group series B stock. The exercise prices are the same as the convertible promissory note repayment provisions. Due to the uncertainty regarding the ultimate collection of the note and the absence of a readily determinable market value for A.C.T. Group's common and preferred stock, ImClone Systems recorded a $1,000,000 write-down of the note during the quarter ended June 30, 2001. The write-down is included in loss on securities and investments in the accompanying consolidated statement of operations for the nine months ended September 30, 2001. The Company's Chief Executive Officer is a member of A.C.T. Group's Board of Directors.

(6)      INVESTMENT IN VALIGEN N.V.

         In May 2000, the Company made an equity investment in ValiGen N.V. ("ValiGen"), a private biotechnology company specializing in therapeutic target identification and validation using the tools of genomics and gene expression analysis. The Company purchased 705,882 shares of ValiGen's series A preferred stock and received a five-year warrant to purchase 388,235 shares of ValiGen's common stock at an exercise price of $12.50 per share. The aggregate purchase price was $7,500,000. The Company assigned a value of $594,000 to the warrant based on the Black-Scholes Pricing Model. The ValiGen series A preferred stock contains voting rights identical to holders of ValiGen's common stock. Each share of ValiGen series A preferred stock is convertible into one share of ValiGen common stock. The Company may elect to convert the ValiGen series A preferred stock at any time; provided, that the ValiGen preferred stock will automatically convert into ValiGen common stock upon the closing of an initial public offering of ValiGen's common stock with gross proceeds not less than $20,000,000. The Company also received certain protective rights and customary registration rights under this arrangement. The Company recorded this original investment in ValiGen using the cost method of accounting. During the second quarter of 2001, the Company purchased 160,000 shares of ValiGen's series B preferred stock for $2,000,000. The terms of the series B preferred stock are substantially the same as the series A preferred stock. The investment in ValiGen represents approximately 7% of ValiGen's outstanding equity. As of June 30, 2001, the Company has completely written-off its investment in ValiGen. The Company recorded write-downs of approximately $5,125,000 in December 2000, $1,600,000 in March 2001 and $2,775,000 in June 2001, determined based on the modified equity method of accounting. The March 2001 and June 2001 write-downs are included in loss on securities and investment for the nine months ended September 30, 2001 in the accompanying consolidated statements of operations. The investment is classified as a long-term asset included in Investment in equity securities and other assets in the December 31, 2000 consolidated balance sheet. In the spring of 2001, the Company also entered into a no-cost discovery agreement with ValiGen to evaluate certain of its technology. The Company's Chief Executive Officer is a member of ValiGen's Board of Directors.

(7)      LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                                          SEPTEMBER 30,    DECEMBER 31,
                                                                                              2001             2000
                                                                                              ----             ----

         5-1/2% Convertible Subordinated Notes due March 1, 2005.....................   $    240,000,000  $    240,000,000
         11-1/4% Industrial Development Revenue Bond due May 1, 2004.................          2,200,000         2,200,000
                                                                                        ----------------  ----------------
                                                                                        $    242,200,000  $    242,200,000
                                                                                        ================  ================

         In February 2000, the Company completed a private placement of $240,000,000 in convertible subordinated notes due March 1, 2005. The Company received net proceeds from this offering of approximately $231,500,000, after deducting offering costs. Accrued interest on the notes was approximately $1,100,000 at September 30, 2001 and $4,400,000 at December 31, 2000. The
holders may convert all or a portion of the notes into common stock at any time on or before March 1, 2005 at a conversion price of $55.09 per share, subject to adjustment under certain circumstances. The notes are subordinated to all existing and future senior indebtedness of the Company. The Company may redeem any or all of the notes at any time prior to March 6, 2003, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to the redemption date if the closing price of the common stock has exceeded 150% of the conversion price for at least 20 trading days in any consecutive 30-trading day period, provided the Company makes an additional payment of $152.54 per $1,000 aggregate principal amount of notes, minus the amount of any interest actually paid thereon prior to the redemption notice date. On or after March 6, 2003, the Company may redeem any or all of the notes at specified redemption prices, plus accrued and unpaid interest to the day preceding the redemption date. The Company was required to file with the SEC and obtain the effectiveness of a shelf registration statement covering resales of the notes and the underlying common stock. Such registration statement was declared effective in July 2000.

                          IMCLONE SYSTEMS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

Upon the occurrence of a "fundamental change" as defined in the agreement, holders of the notes may require the Company to redeem the notes at a price equal to 100% of the principal amount to be redeemed.

(8)      TREASURY STOCK

         The Company's employee stock option plans generally permit option holders to pay for the exercise price of stock options and any related income tax withholding with shares of the Company's common stock that have been owned by the option holders for at least six months. During the nine months ended September 30, 2001, 138,433 shares of common stock were delivered to the Company in payment of the aggregate exercise price and related income tax withholding associated with the exercise of stock options to purchase an aggregate of 240,000 shares of common stock. The 138,433 shares delivered to the Company had a value of approximately $3,608,000 determined by multiplying the closing price of the common stock on the date of delivery by the number of shares presented for payment. These shares have been included as treasury stock in the consolidated balance sheet at September 30, 2001.

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

(10)     COMPREHENSIVE INCOME (LOSS)

         The following table reconciles net loss to comprehensive income (loss):

                                                          THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                             SEPTEMBER 30,                        SEPTEMBER 30,
                                                             -------------                        -------------
                                                        2001             2000                 2001             2000
                                                        ----             ----                 ----             ----

Net loss.......................................    $   (41,072,000)  $   (12,905,000)  $   (71,770,000)  $   (41,325,000)
Other comprehensive income (loss):
   Unrealized holding gain arising
      during the period........................          1,473,000         1,622,000         3,427,000         2,183,000
   Less: Reclassification adjustment for
      realized gain included in net loss.......          1,800,000            54,000         2,707,000            70,000
                                                   ---------------   ---------------   ---------------   ---------------
      Total other comprehensive income (loss)..           (327,000)        1,568,000           720,000         2,113,000
                                                   ---------------   ---------------   ---------------   ---------------
Total comprehensive loss.......................    $   (41,399,000)  $   (11,337,000)  $   (71,050,000)  $   (39,212,000)
                                                   ===============   ===============   ===============   ===============

(11)     COLLABORATIVE AGREEMENTS

MERCK KGaA

         In December 1998, the Company entered into a development and license agreement with Merck KGaA with respect to ERBITUX. In exchange for exclusive rights to market ERBITUX outside of North America (exclusive of Japan) and co-development rights in Japan, the Company received $30,000,000 in up-front fees and cash-based milestone payments as of September 30, 2001. The agreement provides that an additional $30,000,000 can be received assuming the achievement of further milestones for which Merck KGaA will receive equity in the Company. The equity underlying these milestone payments will be priced at varying premiums to the then market price of the common stock depending upon the timing of the achievement of the respective milestones. Merck KGaA will pay the Company a royalty on future sales of ERBITUX outside of North America, if any. Merck KGaA has also agreed not to own greater than 19.9% of the Company's voting securities through December 3, 2002. This agreement may be terminated by Merck KGaA in various instances, including (1) at its discretion on any date on which a milestone is achieved (in which case no milestone payment will be made), or
(2) during a one-year period after first commercial sale of ERBITUX in Merck KGaA's territory, upon Merck KGaA's reasonable determination that the product is economically

                          IMCLONE SYSTEMS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

unfeasible (in which case Merck KGaA is entitled to receive back 50% of the up-front and cash-based milestone payments then paid to date, but only out of revenues received, if any, based upon a royalty rate applied to the gross profit from ERBITUX sales or ERBITUX license fees in the United States and Canada). Of the cash based milestone payments received through September 30, 2001, $2,000,000 was received and recognized as revenue in the quarter ended June 30, 2001. A total of $28,000,000 was received prior to March 31, 2001 and originally recorded as fees potentially refundable to corporate partner and not as revenue due to the fact that they were refundable to Merck KGaA in the event a condition relating to obtaining certain collateral license agreements was not satisfied. In March 2001, this condition was satisfied and $24,000,000 in milestone payments was recognized as revenue by the Company during the three months ended March 31, 2001. The remaining $4,000,000 represents the up-front payment associated with the agreement and has been recorded as deferred revenue. This amount is being recognized as revenue over an 18-year period, which represents the patent lives of ERBITUX. The Company recognized approximately $56,000 and $167,000 of the up-front payment as revenue during the three and nine months ended September 30, 2001, respectively. In August 2001, the Company received its first equity based milestone payment totaling $5,000,000 and accordingly issued to Merck KGaA 63,027 shares of its common stock. The number of shares issued for this milestone payment was determined using a price of $79.33 per share, which represented the closing price of the stock on the day the milestone was achieved, plus a 50 percent premium based on the achievement being earlier than specified in the agreement. The Company recognized revenue representing the excess of the amount paid by Merck KGaA for these shares over the fair value of the Company's common stock of approximately $1,760,000 associated with this milestone payment during the three months ended September 30, 2001.

         In August 2001, the Company and Merck KGaA amended this agreement to provide, among other things, that Merck KGaA may manufacture ERBITUX for supply in its territory and may utilize a third party to do so upon ImClone Systems' reasonable acceptance. The amendment further released Merck KGaA from its obligations under the agreement relating to providing a guaranty under a $30,000,000 credit facility relating to the build-out of the product launch manufacturing facility. In addition, the amendment provides that the companies have co-exclusive rights to ERBITUX in Japan, including the right to sublicense and Merck KGaA waived its right of first offer in the case of a proposed sublicense by the Company of ERBITUX in the Company's territory. In consideration for the amendment, the Company agreed to a limited reduction in royalties payable by Merck KGaA on sales of ERBITUX in Merck KGaA's territory.

BRISTOL-MYERS SQUIBB COMPANY

         On September 19, 2001, the Company entered into an acquisition agreement providing for the tender offer by Bristol-Myers Squibb Biologics Company, a Delaware corporation ("BMS Biologics") which is a wholly owned subsidiary of Bristol-Myers Squibb Company, a Delaware corporation ("BMS"), to purchase up to 14,392,003 shares of the Company's common stock for $70.00 per share, net to the seller in cash. The tender offer by BMS Biologics allowed for present or former employees and directors of the Company who hold exercisable options to purchase shares of the Company's common stock having exercise prices less than $70.00 per share to conditionally exercise any or all of those options and tender the underlying shares in the tender offer. In connection with the acquisition agreement, the Company, BMS and BMS Biologics entered into a stockholder agreement, dated as of September 19, 2001 (the "stockholder agreement"), pursuant to which the Company, BMS and BMS Biologics agreed to various arrangements regarding the respective rights and obligations of the Company, BMS and BMS Biologics with respect to, among other things, the ownership of shares of the Company's common stock by BMS and BMS Biologics. Concurrently with the execution of the acquisition agreement and the stockholder agreement, the Company, BMS and E.R. Squibb & Sons, L.L.C., a Delaware limited liability company and a wholly owned subsidiary of BMS ("E.R. Squibb"), entered into a development, promotion, distribution and supply agreement (the "commercial agreement"), pursuant to which, among other things, BMS, E.R. Squibb and the Company are (a) co-developing and co-promoting the biologic pharmaceutical product ERBITUX in the United States and Canada, and
(b) co-developing and co-promoting ERBITUX (together with Merck KGaA) in Japan.

                          IMCLONE SYSTEMS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

ACQUISITION AGREEMENT

     On October 29, 2001 BMS Biologics accepted for payment pursuant to the tender offer 14,392,003 shares of the Company's common stock on a pro rata basis from all tendering shareholders and those conditionally exercising stock options.

STOCKHOLDER AGREEMENT

     Pursuant to the stockholder agreement, the Company's Board of Directors (the "Board") will be increased from ten to twelve members. BMS will have the right to have the Company nominate two directors (each a "BMS director") so long as its ownership interest in the Company is 12.5% or greater. If BMS' ownership interest is 5% or greater but less than 12.5%, BMS will have the right to have the Company nominate one BMS director, and if BMS' ownership interest is less than 5%, BMS will have no right to nominate a BMS director. Based on the number of shares of common stock acquired pursuant to the tender offer, BMS has the right to have the Company nominate two directors. Currently BMS has designated Peter S. Ringrose, M.A., Ph.D., BMS's Chief Scientific Officer, Andrew G. Bodnar, M.D., J.D., BMS's Vice President, Medical and External Affairs, as the initial BMS directors. Such individuals will be put before the Board for vote thereon at the Company's next regularly scheduled Board meeting.

     If the size of the Board is increased to a number greater than twelve, the number of BMS directors will be increased, subject to rounding, such that the number of BMS directors is proportionate to the lesser of BMS' then-current ownership interest in the Company and 19.9%. BMS has agreed to waive this right until the Company's next annual meeting of stockholders to the extent the Company chooses to increase the Board to 13 members.

     Notwithstanding the foregoing, BMS will have no right to have the Company nominate any BMS directors if (i) the Company has terminated the commercial agreement due to a material breach by BMS or (ii) BMS' ownership interest in the Company remains below 5% for 45 consecutive days.

     Voting of Shares. During the period in which BMS has the right to have the Company nominate at least one BMS director, BMS and its affiliates are required to vote all of their shares in the same proportion as the votes cast by all of the Company's other stockholders with respect to the election or removal of non-BMS directors.

     Committees of the Board of Directors. During the period in which BMS has the right to have the Company nominate at least one BMS director, BMS also has the right, subject to certain exceptions, to have one member of each committee of the Board be a BMS director.

     Approval Required for Certain Actions. Until September 19, 2006 or, if earlier, the occurrence of any of (i) a reduction in BMS's ownership interest in the Company to below 5% for 45 consecutive days, (ii) a transfer or other disposition of the Company's shares of common stock by BMS or any of its affiliates such that BMS and its affiliates own or have control over less than 75% of the maximum number of shares of the Company's common stock owned by BMS and its affiliates at any time after September 19, 2001, (iii) an acquisition by a third party of more than 35% of the outstanding shares of the Company's common stock, (iv) a termination of the commercial agreement by BMS due to significant regulatory or safety concerns regarding ERBITUX, or (v) a termination of the commercial agreement by the Company due to a material breach by BMS, the Company may not take any action that constitutes a prohibited action under the stockholder agreement without the consent of the BMS directors. Such prohibited actions include (i) issuing additional shares or securities convertible into shares in excess of 21,473,002 shares of the Company's common stock in the aggregate, subject to certain exceptions; (ii) incuring additional indebtedness if the total of (A) the principal amount of indebtedness incurred since September 19, 2001 and then-outstanding, and (B) the net proceeds from the issuance of any redeemable preferred stock then-outstanding, would exceed the amount of indebtedness for borrowed money of the Company outstanding as of September 19, 2001 by more than $500 million; (iii) acquiring any business if the aggregate consideration for such acquisition, when taken together with the aggregate consideration for all other acquisitions consummated during the previous twelve months, is in excess of 25% of the aggregate value of the Company at the time the Company enters into the binding agreement relating to such acquisition; (iv) disposing of all or any substantial portion of the non-cash assets of the Company; (v) entering into non-competition agreements that would be binding on BMS, its affiliates or any BMS director; (vi) taking certain actions that would have a discriminatory effect on BMS or any of its affiliates as a stockholder of the Company; and (vii) issuing capital stock with more than one vote per share.

                          IMCLONE SYSTEMS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     Limitation on Additional Purchases of Shares and Other Actions. Subject to the exceptions set forth below, until September 19, 2006 or, if earlier, the occurrence of any of (i) an acquisition by a third party of more than 35% of the Company's outstanding shares, (ii) the first anniversary of a reduction in BMS's ownership interest in the Company to below 5% for 45 consecutive days, or (iii) the Company taking a prohibited action under the stockholder agreement without the consent of the BMS directors, neither BMS nor any of its affiliates will acquire beneficial ownership of any shares of the Company's common stock or take any of the following actions: (i) encourage any proposal for a business combination with, or an acquisition of shares of the Company; (ii) participate in the solicitation of proxies from holders of shares of the Company's common stock; (iii) form or participate in any "group" (within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934) with respect to shares of the Company's common stock; (iv) enter into any voting arrangement with respect to shares of the Company's common stock; or (v) seek any amendment or waiver to these restrictions.

     The following are exceptions to the standstill restrictions described above: (i) BMS Biologics may acquire beneficial ownership of shares of the Company's common stock either in the open market or from the Company pursuant to the option described below, so long as, after giving effect to any such acquisition of shares, BMS's ownership interest would not exceed 19.9%; (ii) BMS may make, subject to certain conditions, a proposal to the Board to acquire shares of the Company's common stock if the Company provides material non-public information to a third party in connection with, or begins active negotiation of, an acquisition by a third party of more than 35% of the outstanding shares;
(iii) BMS may acquire shares of the Company's common stock if such acquisition has been approved by a majority of the non-BMS directors; and (iv) BMS may make, subject to certain conditions, including that an acquisition of shares be at a premium of at least 25% to the prevailing market price, non-public requests to the Board to amend or waive any of the standstill restrictions described above. Certain of the exceptions to the standstill provisions described above will terminate upon the occurrence of: (i) a reduction in BMS's ownership interest in the Company to below 5% for 45 consecutive days, (ii) a transfer or other disposition of shares of the Company's common stock by BMS or any of its affiliates such that BMS and its affiliates own or have control over less than 75% of the maximum number of shares owned by BMS and its affiliates at any time after September 19, 2001, (iii) a termination of the commercial agreement by BMS due to significant regulatory or safety concerns regarding ERBITUX, or (iv) a termination of the commercial agreement by the Company due to a material breach by BMS.

     Option to Purchase Shares in the Event of Dilution. BMS Biologics has the right under certain circumstances to purchase additional shares of common stock from the Company at market prices, pursuant to an option granted to BMS by the Company, in the event that BMS's ownership interest is diluted (other than by any transfer or other disposition by BMS or any of its affiliates). BMS can exercise this right (i) once per year, (ii) if the Company issues shares of common stock in excess of 10% of the then-outstanding shares in one day, and
(iii) if BMS's ownership interest is reduced to below 5% or 12.5%. BMS Biologics's right to purchase additional shares of common stock from the Company pursuant to this option will terminate on September 19, 2006 or, if earlier, upon the occurrence of (i) an acquisition by a third party of more than 35% of the outstanding shares, or (ii) the first anniversary of a reduction in BMS's ownership interest in the Company to below 5% for 45 consecutive days.

     Transfers of Shares. Until September 19, 2004, neither BMS nor any of its affiliates may transfer any shares of the Company's common stock or enter into any arrangement that transfers any of the economic consequences associated with the ownership of shares. After September 19, 2004, neither BMS nor any of its affiliates may transfer any shares or enter into any arrangement that transfers any of the economic consequences associated with the ownership of shares, except
(i) pursuant to registration rights granted to BMS with respect to the shares,
(ii) pursuant to Rule 144 under the Securities Act of 1933, as amended or (iii) for certain hedging transactions. Any such transfer is subject to the following limitations: (i) the transferee may not acquire beneficial ownership of more than 5% of the then-outstanding shares of common stock; (ii) no more than 10% of the total outstanding shares of common stock may be sold in any one registered underwritten public offering; and (iii) neither BMS nor any of its affiliates may transfer shares of common stock (except for registered firm commitment underwritten public offerings pursuant to the registration rights described below) or enter into hedging transactions in any twelve-month period that would, individually or in the aggregate, have the effect of reducing the economic exposure of BMS and its affiliates by the equivalent of more than 10% of the maximum number of shares of common stock owned by BMS and its affiliates at any time after September 19, 2001. Notwithstanding the foregoing, BMS Biologics may transfer all but not less than all of the shares of common stock owned by it to BMS, E.R. Squibb or another wholly owned subsidiary of BMS.

     Registration Rights. The Company has granted BMS customary registration rights with respect to shares of common stock owned by BMS or any of its affiliates.

                          IMCLONE SYSTEMS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

COMMERCIAL AGREEMENT

     Rights Granted to E.R. Squibb. Pursuant to the commercial agreement, the Company granted to E.R. Squibb (i) the exclusive right to distribute, and the co-exclusive right to develop and promote (together with the Company) any prescription pharmaceutical product using the compound ERBITUX (the "product") in the United States and Canada (collectively, "North America"), (ii) the co-exclusive right to develop, distribute and promote (together with the Company and Merck KGaA and its affiliates) the product in Japan, and (iii) the non-exclusive right to use the Company's registered trademarks for the product in North America and Japan (collectively, the "territory") in connection with the foregoing. In addition, the Company has agreed not to grant any right or license to any third party or otherwise permit any third party to develop ERBITUX for animal health or any other application outside the human health field without the prior consent of E.R. Squibb (which consent may not be unreasonably withheld).

     Rights Granted to the Company. Pursuant to the commercial agreement, E.R. Squibb has granted to the Company and its affiliates a license, without the right to grant sublicenses (other than to Merck KGaA and its affiliates for use in Japan and to any third party for use outside the territory), to use solely for the purpose of developing, using, manufacturing, promoting, distributing and selling ERBITUX or the product, any process, know-how or other invention developed solely by E.R. Squibb or BMS that has general utility in connection with other products or compounds in addition to ERBITUX or the product ("E.R. Squibb Inventions").

     Up-Front and Milestone Payments. The commercial agreement provides for up-front and milestone payments by E.R. Squibb to the Company of $1,000,000,000 in the aggregate, with $200,000,000 paid upon signing of the commercial agreement, $300,000,000 payable upon acceptance by the FDA of the initial regulatory filing for the product and $500,000,000 payable upon receipt of marketing approval from the FDA. All such payments are non-refundable. The upfront payment of $200,000,000, which was received in September 2001, has been recorded as deferred revenue (see Note 12) and is being recognized as revenue over the term of the agreement. The Company recognized approximately $387,000 of this up-front payment as revenue during the three months ended September 30, 2001.

     Distribution Fees. The commercial agreement provides that E.R. Squibb shall pay the Company distribution fees based on a percentage of "annual net sales" of the product, (as defined in the commercial agreement), by E.R. Squibb in North America. The base distribution fee rate is 39% of net sales in North America. Pursuant to the commercial agreement, this rate will increase in the event that net sales exceed certain specified levels.

     In the event that a third party acquires more than a 35% ownership interest in the Company at any time prior to (or announces such acquisition prior to and consummates any time after) the earliest to occur of (i) September 19, 2006,
(ii) the date which is 45 days after any date on which BMS's ownership interest in the Company is less than 5%, or (iii) a transfer or other disposition of shares of the Company's common stock by BMS or any of its affiliates such that BMS and its affiliates own or have control over less than 75% of the maximum number of shares of the Company's common stock owned by BMS and its affiliates at any time after September 19, 2001, the distribution fee payable by E.R. Squibb for North America shall be adjusted to a flat rate of 39% of all future annual net sales.

     The commercial agreement also provides that the distribution fees for the sale of the product in Japan by E.R. Squibb or the Company shall be equal to 50% of operating profit or loss with respect to such sales for any calendar month. In the event of an operating profit, E.R. Squibb shall pay the Company the amount of such distribution fee, and in the event of an operating loss, the Company shall credit E.R. Squibb the amount of such distribution fee.

     Development of the Product. Responsibilities associated with clinical and other ongoing studies will be apportioned between the parties as determined by the product development committee described below. The clinical development plans agreed to by the parties pursuant to the commercial agreement set forth the activities to be undertaken by the parties for the purpose of obtaining marketing approvals, providing market support and developing new indications and formulations of the product. After the transition of the clinical and other studies, each party will be primarily responsible for performing the studies designated to it in the clinical development plans. In North America, the Company and E.R. Squibb will each be responsible for 50% of the cost of non-registrational clinical studies, and E.R. Squibb will be responsible for 100% of the cost of registrational clinical studies. E.R. Squibb and the Company will each be responsible for 50% of the cost of all studies in Japan (whether required or not required by the applicable regulatory agency). Except as otherwise agreed upon by the parties, the Company will own all registrations for the product. However, E.R. Squibb will be primarily responsible for the regulatory activities in the territory after the product has been registered in each country in the territory.

          IMCLONE SYSTEMS INCORPORATED NOTES TO CONSOLIDATED FINANCIAL
                            STATEMENTS--(CONTINUED)

     Distribution and Promotion of the Product. Pursuant to the commercial agreement, E.R. Squibb has agreed to use all commercially reasonable efforts to launch, promote and sell the product in the territory with the objective of maximizing the sales potential of the product and promoting the therapeutic profile and benefits of the product in the most commercially beneficial manner. In connection with its responsibilities for distribution, marketing and sales of the product in the territory, E.R. Squibb will perform all relevant functions, including but not limited to the provision of all sales force personnel, marketing (including all advertising and promotional expenditures), warehousing and physical distribution of the product. However, the Company has the right, at its election and sole expense, to co-promote with E.R. Squibb the product in the territory. If the Company exercises this co-promotion option, it is entitled (at its sole expense) to have its sales force and medical liaison personnel participate in the promotion of the product consistent with the marketing plan agreed by the parties, provided that E.R. Squibb will retain the exclusive rights to sell and distribute the product. Except to the extent the Company exercises the co-promotion option, E.R. Squibb will be responsible for 100% of the distribution, sales and marketing costs in North America, and E.R. Squibb and the Company will each be responsible for 50% of the distribution, sales, marketing costs and other related costs and expenses in Japan.

     Manufacture and Supply. The commercial agreement provides that the Company will be responsible for the manufacture and supply of all requirements of ERBITUX in bulk form ("API") for clinical and commercial use in the territory, and that E.R. Squibb will purchase all of its requirements of API for commercial use from the Company. The Company will supply API for clinical use at the Company's fully burdened manufacturing cost, and will supply API for commercial use at the Company's fully burdened manufacturing cost plus a mark-up of 10%. The parties intend to negotiate the Company's use of process development at one of BMS's facilities for the support of a non-commercial supply of API. Upon the expiration, termination or assignment of any existing agreements between the Company and third party manufacturers, E.R. Squibb will be responsible for processing API into the finished form of the product.

     Management. The parties have formed the following committees for purposes of managing their relationship and their respective rights and obligations under the commercial agreement:

     - a joint executive committee (the "JEC"), which consists of certain senior officers of each party. The JEC is co-chaired by a representative of each of the Company and BMS. The JEC is responsible for, among other things, managing and overseeing the development and commercialization of ERBITUX and the product pursuant to the terms of the commercial agreement, approving the annual budgets and multi-year expense forecasts, and resolving disputes, disagreements and deadlocks arising in the other committees;

     - a product development committee (the "PDC"), which consists of members of senior management of each party with expertise in pharmaceutical drug development and/or marketing. The PDC is chaired by a representative of the Company. The PDC is responsible for, among other things, managing and overseeing the development and implementation of the clinical development plans, comparing actual versus budgeted clinical development and regulatory expenses, and reviewing the progress of the registrational studies;

     - a joint commercialization committee (the "JCC"), which consists of members of senior management of each party with clinical experience and expertise in marketing and sales. The JCC is chaired by a representative of BMS. The JCC is responsible for, among other things, overseeing the preparation and implementation of the marketing plans, coordinating the sales efforts of E.R. Squibb and the Company, and reviewing and approving the marketing and promotional plans for the product in the territory; and

     - a joint manufacturing committee (the "JMC"), which consists of members of senior management of each party with expertise in manufacturing. The JMC is chaired by a representative of the Company (except where a determination is made that a long-term inability to supply API exists, in which case the JMC will be co-chaired by representatives of E.R. Squibb and the Company). The JMC is responsible for, among other things, overseeing and coordinating the manufacturing and supply of API and the product, and formulating and directing the manufacturing strategy for the product.

         Any matter which is the subject of a deadlock (i.e., no consensus decision) in the PDC, the JCC or the JMC will be referred to the JEC for resolution. Subject to certain exceptions, deadlocks in the JEC will be resolved as follows: (i) if the matter was also the subject of a deadlock in the PDC, by the co-chairperson of the JEC designated by the Company, (ii) if the matter was also the subject of a deadlock in the JCC, by the co-chairperson of the JEC designated by BMS, or (iii) if the

                          IMCLONE SYSTEMS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

matter was also the subject of a deadlock in the JMC, by the co-chairperson of the JEC designated by the Company. All other deadlocks in the JEC will be resolved by arbitration.

     Right of First Offer. E.R. Squibb has a right of first offer with respect to the Company's 2C6 anti-VEGF receptor monoclonal antibody (or any humanized or chimeric version thereof or any substitute therefore) should the Company decide to enter into a partnering arrangement with a third party with respect to 2C6 (or any humanized or chimeric version thereof or any substitute therefore) at any time prior to the earlier to occur of September 19, 2006 and the first anniversary of the date which is 45 days after any date on which BMS's ownership interest in the Company is less than 5%. If the Company decides to enter into a partnering arrangement during such period, it must notify E.R. Squibb. If E.R. Squibb notifies the Company that it is interested in such an arrangement, the Company will provide its proposed terms to E.R. Squibb and the parties will negotiate in good faith for 90 days to attempt to agree on the terms and conditions of such an arrangement. If the parties do not reach agreement during this period, E.R. Squibb must propose the terms of an arrangement which it is willing to enter into, and if the Company rejects such terms it may enter into an agreement with a third party with respect to such a partnering arrangement (provided that the terms of any such agreement may not be more favorable to the third party than the terms proposed by E.R. Squibb).

     Right of First Negotiation. If, at any time during the restricted period (as defined below), the Company is interested in establishing a partnering relationship with a third party involving certain compounds or products not related to ERBITUX, the product or 2C6, the Company must notify E.R. Squibb and E.R. Squibb will have 90 days to enter into a non-binding heads of agreement with the Company with respect to such a partnering relationship. In the event that E.R. Squibb and the Company do not enter into a non-binding heads of agreement, the Company is free to negotiate with third parties without further obligation to E.R. Squibb. The "restricted period" means the period from September 19, 2001 until the earliest to occur of (i) September 19, 2006, (ii) a reduction in BMS's ownership interest in the Company to below 5% for 45 consecutive days, (iii) a transfer or other disposition of shares of the Company's common stock by BMS or any of its affiliates such that BMS and its affiliates own or have control over less than 75% of the maximum number of shares of the Company's common stock owned by BMS and its affiliates at any time after September 19, 2001, (iv) an acquisition by a third party of more than 35% of the outstanding Shares, (v) a termination of the commercial agreement by BMS due to significant regulatory or safety concerns regarding ERBITUX, or (vi) a termination of the commercial agreement by the Company due to a material breach by BMS.

     Restriction on Competing Products. During the period from the date of the commercial agreement until September 19, 2008, the parties have agreed not to, directly or indirectly, develop or commercialize a competing product (defined as a product that has as its only mechanism of action an antagonism of the EGF receptor) in any country in the territory. In the event that any party proposes to commercialize a competing product or purchases or otherwise takes control of a third party which has developed or commercialized a competing product, then such party must either divest the competing product within 12 months or offer the other party the right to participate in the commercialization and development of the competing product on a 50/50 basis (provided that if the parties cannot reach agreement with respect to such an agreement, the competing product must be divested within 12 months).

     Ownership. The commercial agreement provides that the Company will own all data and information concerning ERBITUX and the product and (except for the E.R. Squibb Inventions) all processes, know-how and other inventions relating to the product and developed by either party or jointly by the parties. E.R. Squibb will, however, have the right to use all such data and information, and all such processes, know-how or other inventions, in order to fulfill its obligations under the commercial agreement.

     Product Recalls. If E.R. Squibb is required by any regulatory authority to recall the product in any country in the territory (or if the JCC determines such a recall to be appropriate), then the Company and E.R. Squibb shall bear the costs and expenses associated with such a recall (i) in North America, in the proportion of 39% for the Company and 61% for E.R. Squibb and (ii) in Japan, in the proportion for which each party is entitled to receive operating profit or loss (unless the predominant cause for such a recall is the fault of either party, in which case all such costs and expenses shall be borne by such party).

     Mandatory Transfer. Each of BMS and E.R. Squibb has agreed under the commercial agreement that in the event it sells or otherwise transfers all or substantially all of its pharmaceutical business or pharmaceutical oncology business, it must also transfer to the transferee its rights and obligations under the commercial agreement.

                          IMCLONE SYSTEMS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     Indemnification. Pursuant to the commercial agreement, each party has agreed to indemnify the other for (i) its negligence, recklessness or wrongful intentional acts or omissions, (ii) its failure to perform certain of its obligations under the agreement, and (iii) any breach of its representations and warranties under the agreement.

     Termination. Unless earlier terminated pursuant to the termination rights discussed below, the commercial agreement expires with regard to the product in each country in the territory on the later of September 19, 2018 and the date on which the sale of the product ceases to be covered by a validly issued or pending patent in such country. The commercial agreement may be also be terminated prior to such expiration as follows:

         - by either party, in the event that the other party materially breaches any of its material obligations under the commercial agreement and has not cured such breach within 60 days;

         - by E.R. Squibb, if the JEC determines that there exists a significant concern regarding a regulatory or patient safety issue that would seriously impact the long-term viability of the Product; or

         - by either party, in the event that the JEC does not approve additional clinical studies that are required by the FDA in connection with the submission of the initial regulatory filing with the FDA within 90 days of receiving the formal recommendation of the PDC concerning such additional clinical studies.

         The Company incurred approximately $16,050,000 in advisor fees associated with consummating the acquisition agreement, the stockholder agreement and the commercial agreement with BMS and its affiliates through September 30, 2001. These costs have been expensed during the three and nine months ended September 30, 2001 and included as a separate line item in operating expenses in the consolidated statement of operations.

(12)     REVENUE RECOGNITION

         In December 1999, the staff of the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 in the fourth quarter of its fiscal year ended December 31, 2000, implementing a change in accounting policy effective January 1, 2000 with respect to revenue recognition associated with non-refundable fees received upon entering into research and licensing arrangements. Beginning January 1, 2000, non-refundable fees received upon entering into license and other collaborative agreements where the Company has continuing involvement are recorded as deferred revenue and recognized ratably over the estimated service period. In previous years, prior to SAB 101, non-refundable upfront fees from licensing and other collaborative agreements were recognized as revenue when received, provided all contractual obligations of the Company relating to such fees had been fulfilled. Amounts originally reported for the three and nine months ended September 30, 2000 have been restated herein to reflect the adoption of SAB 101.

         The adoption of SAB 101 resulted in a non-cash cumulative effect of a change in accounting policy related to nonrefundable upfront licensing fees received in connection with the development and commercialization agreement with Merck KGaA with respect to its principal cancer vaccine product candidate, BEC2. The cumulative effect represents revenues originally recorded upon receipt of such payments that now are recorded as deferred revenue and will be recognized over the life of the related patent(s). The Company recognized revenue of $40,000 associated with this change in accounting policy in the three months ended September 30, 2001 and $122,000 in the nine months ended September 30, 2001. During the three months ended September 30, 2000, the impact of the change in accounting policy decreased net loss by $39,000. This amount represented a portion of deferred revenue that was recognized during the period as a result of the change in accounting policy. During the nine months ended September 30, 2000, the impact of the change in accounting policy increased net loss by $2,475,000, or $0.04 per share, comprising the $2,596,000 cumulative effect of the change described above, net of $121,000 of related deferred revenue that was recognized during the period.

         In March 2001, the Company satisfied a condition relating to obtaining certain collateral license agreements associated with the ERBITUX development and license agreement with Merck KGaA. The satisfaction of this condition allowed for the recognition of $24,000,000 in previously received milestone payments and initiated revenue recognition, as prescribed under SAB 101, of the $4,000,000 up-front payment received in connection with this agreement over the patent lives of ERBITUX. The Company recognized approximately $56,000 of revenue associated with the up-front payment during the three months ended September 30, 2001 and approximately $167,000 of revenue during the nine months ended September 30, 2001.

                          IMCLONE SYSTEMS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

         As of September 30, 2001, the Company had approximately $205,759,000 in deferred revenue recorded on its consolidated balance sheet. This included $199,613,000 associated with the ERBITUX commercial agreement with BMS and E.R. Squibb, $3,834,000 related to the ERBITUX development and license agreement with Merck KGaA and $2,312,000 associated with the BEC2 development and commercialization agreement with Merck KGaA.

(13)     CERTAIN RELATED PARTY TRANSACTIONS

         The Company accepted from its President and Chief Executive Officer, a full recourse, unsecured promissory note dated as of December 21, 2000 in the principal amount of $282,200. The note was payable upon the earlier of June 21, 2001 or demand by the Company and bore interest at 10.5% (the prime lending rate plus 1% on the date of the note) for the period that the loan was outstanding. The Company extended the term of the note to December 21, 2001. The total amount due the Company, including interest, was approximately $306,000 at September 30, 2001. As of November 14, 2001, the principal amount of this note and accrued interest thereon has been paid in full.

         In July 2001, the Company accepted a promissory note from each of its President and Chief Executive Officer, Executive Vice President and Chief Operating Officer and Chairman of the Board, and in August 2001 the Company accepted a promissory note from a member of its Board of Directors, in payment of the aggregate exercise price associated with the exercise of stock options and warrants they held to purchase a total of approximately 4,473,000 shares of the Company's common stock. The President and Chief Executive Officer's promissory note was in the amount of $18,178,750; the Executive Vice President and Chief Operating Officer's promissory note was in the amount of $15,747,550; the Chairman of the Board's promissory note was in the amount of $1,228,065; and the other Board member's promissory note was in the amount of $87,000. The unsecured promissory notes were full-recourse, were payable on the earlier of one year from the date of the notes or on demand by the Company and bore interest at the prime lending rate plus 1% (7.75% on the date of the note). Interest was payable quarterly and the interest rate adjusted quarterly during the term of each note to the then current prime lending rate plus 1%. The total amount due the Company including interest, was approximately $35,847,000 at September 30, 2001. On October 31, 2001, the Company made demand for repayment by November 23, 2001, of the principal amount of the notes and accrued interest thereon. As of November 14, 2001, the principal amount of all of these notes and accrued interest thereon have been paid in full and accordingly, the related principal amounts of the notes outstanding at September 30, 2001 have been classified as current assets.

         On September 19, 2001, the Company entered into employment agreements with each of its President and Chief Executive Officer, Executive Vice President and Chief Operating Officer, Senior Vice President of Finance and Chief Financial Officer, Senior Vice President of Legal and Senior Vice President of Manufacturing Operations and Product Development (each, an "executive"). Each employment agreement has a three-year term, effective as of September 19, 2001. The term of employment for each of the President and Chief Executive Officer and Executive Vice President and Chief Operating Officer will be automatically extended for one additional day each day during the term of employment unless either the Company or the executive otherwise gives notice. The employment agreements provide for a stated base salary, minimum bonus and benefits for each executive. The employment agreements also provide for the grant of a total of 2,450,000 options to three of the executives at a per share exercise price of $50.01.

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

(15)     SUBSEQUENT EVENTS

         In October 2001, the Company entered into a sublease for a four story building in downtown New York to serve as its future corporate headquarters and research facility. The space, to be designed and improved by the Company in the future, includes between 75,000 and 100,000 square feet of usable space, depending on design, and includes possible additional

                          IMCLONE SYSTEMS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

expansion space. The sublease has a term of 22 years, followed by two five year renewal option periods. In order to induce the sublandlord to enter into the sublease, the Company made a loan to and accepted from the sublandlord a $10,000,000 note receivable. The note is secured by a leasehold mortgage on the prime lease as well as a collateral assignment of rents by the sublandlord. The note is payable over 20 years and bears interest at 5 1/2% in years one through five, 6 1/2% in years six through ten, 7 1/2% in years eleven through fifteen and 8 1/2% in years sixteen through twenty. In addition, the Company paid the owner of the building a consent fee in the amount of $500,000.

         Future minimum lease payments associated with this sublease are as follows:

                  Year Ending December 31:

                  2001............................................     $      100,000
                  2002............................................            600,000
                  2003............................................          1,588,000
                  2004............................................          2,084,000
                  2005............................................          2,088,000
                  2006 and thereafter...........................           44,565,000
                                                                       --------------
                                                                       $   51,025,000
                                                                       ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis by our management is provided to identify certain significant factors that affected our financial position and operating results during the periods included in the accompanying financial statements.

                              RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Revenues.

         Revenues for the nine months ended September 30, 2001 and 2000 were $30,906,000 and $1,260,000, respectively, an increase of $29,646,000. Revenues for the nine months ended September 30, 2001 primarily included $27,760,000 in milestone revenues from our development and license agreement with Merck KGaA for ERBITUX. Pursuant to this agreement, we received a $2,000,000 cash milestone payment in June 2001 which was recognized as revenue and a $5,000,000 equity-based milestone payment in August 2001, of which $1,760,000 was recognized as revenue. The remaining $24,000,000 of these milestone payments were received in prior periods and originally recorded as fees potentially refundable to corporate partner because they were refundable in the event a condition relating to obtaining certain collateral license agreements was not satisfied. This condition was satisfied in March 2001. In addition, we recognized $167,000 of the $4,000,000 up-front payment received upon entering into this agreement. This revenue is being recognized ratably over the patent lives of ERBITUX. Under this agreement, an additional $25,000,000 in equity-based milestones may be received upon the achievement of additional milestones. Revenues for the nine months ended September 30, 2001 also included $1,428,000 in royalty revenue from our strategic corporate alliance with Abbott Laboratories ("Abbott") in diagnostics and $1,000,000 in milestone revenues and $122,000 in license fee revenues from our strategic corporate alliance with Merck KGaA for our principal cancer vaccine product candidate, BEC2. Finally, revenues for the nine months ended September 30, 2001 also included $387,000 from our ERBITUX development, promotion, distribution and supply agreement (the "commercial agreement") with Bristol-Myers Squibb Company ("BMS") and its wholly owned subsidiary, E.R. Squibb and Sons ("E.R. Squibb"). An additional $800,000,000 may be received upon the achievement of additional milestones. Revenues for the nine months ended September 30, 2000 primarily included $250,000 in milestone revenue and $849,000 in royalty revenue from our strategic corporate alliance with Abbott in diagnostics and $121,000 in license fee revenue from our strategic corporate alliance with Merck KGaA for BEC2. The license fee revenue related to the BEC2 agreement has been recognized in both periods as a direct result of a change in accounting policy with respect to revenue recognition.

OPERATING EXPENSES

         Total operating expenses for the nine months ended September 30, 2001 and 2000 were $101,037,000 and $46,796,000, respectively, an increase of $54,241,000, or 116%. Operating expenses for the nine months ended September 30, 2001 included $16,050,000 in advisor fees associated with consummating each of the acquisition agreement, stockholder agreement and commercial agreement (the "BMS agreements") with BMS and its affiliates.

Operating Expenses: Research and Development.

         Research and development expenses for the nine months ended September 30, 2001 and 2000 were $69,631,000 and $36,401,000, respectively, an increase of
$33,230,000 or 91%. Research and development expenses for the nine months ended September 30, 2001 and 2000 as a percentage of total operating expenses, excluding costs associated with consummating the BMS agreements, in the nine months ended September 30, 2001 were 82% and 78%, respectively. Research and development expenses include costs associated with our in-house and collaborative research programs, product and process development expenses, costs to manufacture our product candidates, particularly ERBITUX, prior to any approval that we may obtain of a product candidate for commercial use or obligations of our corporate partners to acquire product from us, quality assurance and quality control costs, costs to conduct our clinical trials and associated regulatory activities. Research and development expenses for the nine months ended September 30, 2001 and 2000 have been reduced by $6,336,000 and $4,164,000, respectively, for clinical trial and contract manufacturing costs that are reimbursable by Merck KGaA. The increase in research and development expenses for the nine months ended September 30, 2001 was primarily attributable to (1) the costs associated with newly initiated and ongoing clinical trials of ERBITUX, (2) costs related to the manufacturing services agreements with Lonza,
(3) expenditures in the functional areas of product development, manufacturing, clinical and regulatory affairs associated with ERBITUX and (4) increased expenditures associated with discovery research. We expect research and development costs to increase in future periods as we continue to manufacture ERBITUX prior to any approval of the product that we may obtain for commercial use or obligations of our corporate partners to acquire product from us. Should such approval be obtained, the subsequent costs associated with manufacturing ERBITUX for supply to E.R. Squibb for commercial use will be included in inventory and expensed when sold. We expect research and development costs associated with discovery research and product development also to continue to increase in future periods.

Operating Expenses: Marketing, General and Administrative.

         Marketing, general and administrative expenses include marketing and administrative personnel costs, including related occupancy costs, additional costs to develop internal marketing capabilities, costs to pursue arrangements with strategic corporate partners and technology licensors, and expenses associated with applying for patent protection for our technology and products. Such expenses for the nine months ended September 30, 2001 and 2000 were $15,356,000 and $10,395,000, respectively, an increase of $4,961,000, or 48%.
The increase in marketing, general and administrative expenses primarily reflected (1) costs associated with our marketing efforts (2) additional administrative staffing required to support our commercialization efforts for ERBITUX and (3) expenses associated with general corporate activities. We expect marketing, general and administrative expenses to increase in future periods to support our continued commercialization efforts for ERBITUX.

Interest Income, Interest Expense and Other (Income) Expense.

          Interest income was $11,071,000 for the nine months ended September 30, 2001 compared with $15,354,000 for the nine months ended September 30, 2000, a decrease of $4,283,000, or 28%. The decrease was primarily attributable to (1) a decrease in interest rates associated with our portfolio of debt securities as well as (2) a lower average portfolio balance during the nine months ended September 30, 2001 when compared with the nine months ended September 30, 2000. Interest expense was $10,042,000 and $8,617,000 for the nine months ended September 30, 2001 and 2000, respectively, an increase of $1,425,000 or 17%. The increase was primarily attributable to the convertible subordinated notes issued in February 2001. Interest expense for the nine months ended September 30, 2001 and 2000 were offset by capitalizing interest costs of $1,398,000 and $491,000, respectively, during the construction period of our product launch manufacturing facility and second commercial manufacturing facility for which conceptual design and preliminary engineering plans have been completed. Interest expense for both periods included (1) interest on the convertible subordinated notes,
(2) interest on an outstanding Industrial Development Revenue Bond issued in 1990 (the "1990 IDA Bond") with a principal amount of $2,200,000 and (3) interest recorded on various capital lease obligations under a 1996 financing agreement and a 1998 financing agreement with Finova Technology Finance, Inc. ("Finova"). We recorded losses on securities and investment for the nine months ended September 30, 2001 in the amount of $2,668,000 as compared to gains of $70,000 for the nine months ended September 30, 2000. The net losses on securities and investments for the nine months ended September 30, 2001 included $4,375,000 in write-downs of our investment in ValiGen N.V. and a $1,000,000 write-off of our convertible promissory note from A.C.T. Group, Inc. These losses were offset by gains in our portfolio of debt securities of $2,707,000 during the nine months ended September 30, 2001.

Net Losses.

         We had a net loss to common stockholders of $71,770,000 or $1.05 per share for the nine months ended September 30, 2001 compared with $43,442,000 or $0.70 per share for the nine months ended September 30, 2000. Included in the net loss for the nine months ended September 30, 2001 was $16,050,000 in advisor fees associated with consummating the BMS Agreements. Excluding these expenses, the net loss to common stockholders for the nine months ended September 30, 2001 would have been $55,720,000 or $0.82 per share. Included in the loss for the nine months ended September 30, 2000 was a non-cash charge of $2,596,000 related to the cumulative effect of a change in accounting policy (see note 12 to the accompanying consolidated financial statements). Excluding the effect of this change in accounting policy, the net loss to common stockholders for the nine months ended September 30, 2000 would have been $40,846,000 or $0.66 per share. The increase in the net loss to common stockholders was due to the factors noted above.

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Revenues.

         Revenues for the three months ended September 30, 2001 and 2000 were $2,911,000 and $812,000, respectively, an increase of $2,099,000. Revenue for the three months ended September 30, 2001 primarily included $1,760,000 in milestone revenue associated with the achievement of an equity-based milestone related to our development and license agreement with Merck KGaA for ERBITUX. In addition, we recognized $56,000 of the $4,000,000 up-front payment received upon entering into this agreement. This revenue is being recognized ratably over the patent lives of ERBITUX. Under this agreement, an additional $25,000,000 in equity-based milestones may be received upon the achievement of additional milestones. Revenues for the three months ended September 30, 2001 also included $667,000 in royalty revenue from our strategic corporate alliance with Abbott in diagnostics and $41,000 in license fee revenue from our strategic corporate alliance with Merck KGaA for BEC2. Finally, revenues for the three months ended September 30, 2001 also included $387,000 from our commercial agreement with BMS and E.R. Squibb for ERBITUX. Revenues for the three months ended September 30, 2000 included (1) $250,000 in milestone revenues and $522,000 in royalty revenues from our strategic alliance with Abbott in diagnostics and (2) $39,000 in license fee revenue from our strategic corporate alliance with Merck KGaA for BEC2. The license fee revenue related to the BEC2 agreement has been recognized in both periods as a direct result of a change in accounting policy with respect to revenue recognition.

OPERATING EXPENSES

         Total operating expenses for the three months ended September 30, 2001 and 2000 were $45,495,000 and $16,044,000, respectively, an increase of $29,451,000, or 184%. Operating expenses for the three months ended September 30, 2001 included $16,050,000 in advisor fees associated with consummating the BMS agreements.

Operating Expenses: Research and Development.

         Research and development expenses for the three months ended September 30, 2001 and 2000 were $24,040,000 and $12,557,000, respectively, an increase of
$11,483,000 or 91%. Research and development expenses for the three months ended September 30, 2001 and 2000 as a percentage of total operating expenses, excluding costs associated with consummating the BMS agreements in the three months ended September 30, 2001, were 82% and 78% respectively. Research and development expenses include costs associated with our in-house and collaborative research programs, product and process development expenses, costs to manufacture our product candidates, particularly ERBITUX, prior to any approval that we may obtain of a product candidate for commercial use or obligations of our corporate partners to acquire product from us, quality assurance and quality control costs, costs to conduct our clinical trials and associated regulatory activities. Research and development expenses for the three months ended September 30, 2001 and 2000 have been reduced by $2,624,000 and $2,650,000, respectively, for clinical trial and contract manufacturing costs that are reimbursable by Merck KGaA. Research and development expenses for the three months ended September 30, 2001 have also been reduced by $2,475,000 as a result of a reduction in prior billings associated with our commercial manufacturing service agreement with Lonza. The increase in research and development expenses for the three months ended September 30, 2001 was primarily attributable to (1) the costs associated with newly initiated and ongoing clinical trials of ERBITUX, (2) costs related to the manufacturing services agreements with Lonza, (3) expenditures in the functional areas of product development, manufacturing, clinical and regulatory affairs associated with ERBITUX and (4) increased expenditures associated with discovery research. We expect research and development costs to increase in future periods as we continue to manufacture ERBITUX prior to any approval of the product that we may obtain for commercial use or obligations of our corporate partners to acquire product from us. Should such approval be obtained, the subsequent costs associated with manufacturing ERBITUX for commercial supply to E.R. Squibb for commercial use will be included in inventory and expensed when sold. We expect research and development costs associated with discovery research and product development also to continue to increase in future periods.

Operating Expenses: Marketing, General and Administrative.

         Marketing, general and administrative expenses include marketing and administrative personnel costs, including related occupancy costs, additional costs to develop internal marketing capabilities, costs to pursue arrangements with strategic corporate partners and technology licensors, and expenses associated with applying for patent protection for our technology and products. Such expenses for the three months ended September 30, 2001 and 2000 were $5,405,000 and $3,487,000, respectively, an increase of $1,918,000, or 55%. The increase in marketing, general and administrative expenses primarily reflected
(1) costs associated with our marketing efforts (2) additional administrative staffing required to support our commercialization efforts for ERBITUX and (3) expenses associated with general corporate activities. We expect marketing, general and administrative expenses to increase in future periods to support our continued commercialization efforts for ERBITUX.

Interest Income, Interest Expense and Other (Income) Expense.

         Interest income was $3,244,000 for the three months ended September 30, 2001 compared with $6,002,000 for the three months ended September 30, 2000, a decrease of $2,758,000, or 46%. The decrease was primarily attributable to (1) a decrease in interest rates on our portfolio of debt securities as well as (2) a lower average portfolio balance during the three months ended September 30, 2001 when compared with the three months ended September 30, 2000. Interest expense was $3,532,000 and

$3,729,000 for the three months ended September 30, 2001 and 2000, respectively, a decrease of $197,000 or 5%. The decrease in interest expense was attributable to a greater amount of capitalized interest in the three months ended September 30, 2001 as compared with the three months ended September 30, 2000. Interest expense for the three months ended September 30, 2001 and 2000 were offset by capitalizing interest costs of $278,000 and $184,000, respectively, during the construction period of our product launch manufacturing facility and a second commercial manufacturing facility for which conceptual design and preliminary engineering plans have been completed. Interest expense for both periods included (1) interest on the convertible subordinated notes, (2) interest on the outstanding 1990 IDA Bond with a principal amount of $2,200,000 and (3) interest recorded on various capital lease obligations under a 1996 financing agreement and a 1998 financing agreement with Finova. We recorded gains on securities and investment for the three months ended September 30, 2001 and 2000 of $1,800,000 and $54,000, respectively, an increase of $1,746,000. The increase in gains on securities and investment was attributable to selling securities in our portfolio of debt securities during a period of declining interest rates.

Net Losses.

         We had a net loss to common stockholders of $41,072,000 or $0.57 per share for the three months ended September 30, 2001 compared with $13,617,000 or $0.21 per share for the three months ended September 30, 2000. Included in the net loss for the three months ended September 30, 2001 was $16,050,000 in advisor fees associated with consummating the BMS agreements. Excluding these expenses, the net loss to common stockholders for the nine months ended September 30, 2001 would have been $25,022,000 or $0.35 per share. The increase in the net loss and per share net loss to common stockholders was due to the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2001, our principal sources of liquidity consisted of cash and cash equivalents and securities available for sale of approximately $348,907,000. From inception through September 30, 2001 we have financed our operations through the following means:

               - Public and private sales of equity securities and convertible notes in financing transactions have raised approximately $489,400,000 in net proceeds

               - We have earned approximately $64,221,000 from license fees, contract research and development fees and royalties from collaborative partners. Additionally, we have approximately $205,759,000 in deferred revenue related to up-front payments received from our ERBITUX commercial agreement with BMS and E.R. Squibb, our ERBITUX development and license agreement with Merck KGaA and our BEC2 development and commercialization agreement with Merck KGaA. These amounts are being recognized as revenue over the expected lives of the respective agreements (see Note 12 of the consolidated financial statements)

               -    We have earned approximately $42,589,000 in interest income

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

         Until September 19, 2006 or, if earlier, upon the occurrence of certain specified events, we may not take any action that constitutes a prohibited action under our stockholder agreement with BMS and BMS Biologics without the consent of the directors sitting on our board and designated by BMS pursuant to their right under the stockholder agreement. Such prohibited actions include
(i) issuing additional shares or securities convertible into shares in excess of 21,473,002 shares of our common stock in the aggregate, subject to certain exceptions; (ii) incurring additional indebtedness if the total of the principal amount of such indebtedness incurred since September 19, 2001 and then-outstanding, and the net proceeds from the issuance of any redeemable preferred stock then-outstanding, would exceed the amount of indebtedness outstanding as of September 19, 2001 by more than $500 million; (iii) acquiring any business if the aggregate consideration for such acquisition, when taken together with the aggregate consideration for all other acquisitions consummated during the previous twelve months, is in excess of 25% of the aggregate value of the Company at the time we enter into the binding agreement relating to such acquisition; (iv) disposing of all or any substantial portion of our non-cash assets; (v) issue capital stock with more than one vote per share.

         In September 2001, we entered into a commercial agreement with BMS and E.R. Squibb relating to ERBITUX, pursuant to which, among other things, together with E.R Squibb we are (a) co-developing and co-promoting ERBITUX in the United States and Canada, and (b) co-developing ERBITUX (together with Merck KGaA) in Japan. In exchange for these rights, we can receive up-front and milestone payments totaling $1,000,000,000 in the aggregate, of which $200,000,000 was received upon the signing of the agreement. The remaining $800,000,000 in milestone payments comprise $300,000,000 payable upon acceptance by the FDA of the initial regulatory filing for ERBITUX and $500,000,000 payable upon receipt of marketing approval from the FDA. All such payments are non-refundable. E.R. Squibb is also responsible for 100% of the distribution, sales and marketing costs in North America, and we and E.R. Squibb will each be responsible for 50% of the distribution, sales, marketing costs and other related costs and expenses in Japan. The commercial agreement provides that E.R. Squibb shall pay us distribution fees based on a percentage of annual sales of ERBITUX by E.R. Squibb in North America. The base distribution fee rate is 39% of net sales in North America. Pursuant to the commercial agreement with BMS and E.R. Squibb, this rate will increase in the event that net sales exceed certain agreed levels. The commercial agreement also provides that the distribution fees for the sale of ERBITUX in Japan by E.R. Squibb or us shall be equal to 50% of operating profit or loss with respect to such sales for any calendar month. In the event of an operating profit, E.R. Squibb will pay us the amount of such distribution fee, and in the event of an operating loss, we will credit E.R. Squibb the amount of such distribution fee. The commercial agreement provides that we will be responsible for the manufacture and supply of all requirements of ERBITUX in bulk form for clinical and commercial use in the United States, Canada and Japan and that E.R. Squibb will purchase all of its requirements of ERBITUX in bulk form for commercial use from us. We will supply ERBITUX for clinical use at our fully burdened manufacturing cost, and will supply ERBITUX for commercial use at our fully burdened manufacturing cost plus a mark-up of 10% as defined in the commercial agreement. In addition to the up-front and milestone payments, the distribution fees for the United States Canada and Japan and the 10% mark-up on ERBITUX, E.R. Squibb is also responsible for 100% of the development costs for ERBITUX registrational clinical studies and 50% of the development costs for ERBITUX non-registrational clinical studies.

         The 1990 IDA Bond in the outstanding principal amount of $2,200,000 becomes due in 2004. We incur annual interest on the 1990 IDA Bond aggregating $248,000. In order to secure our obligations to the New York Industrial Development Agency ("NYIDA") under the 1990 IDA Bond, we have granted the NYIDA a security interest in facility equipment purchased with the bond proceeds.

         In February 2000, we completed a private placement of $240,000,000 in 5 1/2% convertible subordinated notes due March 1, 2005. We received net proceeds of approximately $231,500,000, after deducting offering expenses. Accrued interest on the notes was approximately $1,100,000 at September 30, 2001. A holder may convert all or a portion of a note into common stock at any time on or before March 1, 2005 at a conversion price of $55.09 per share, subject to adjustment under certain circumstances. We may redeem some or all of the notes prior to March 6, 2003 if specified common stock price thresholds are met. On or after March 6, 2003, we may redeem some or all of the notes at specified redemption prices.

         In December 1999, we entered into a development and manufacturing services agreement with Lonza. This agreement was amended in April 2001 to include additional services. Under the agreement, Lonza is responsible for process development and scale-up to manufacture ERBITUX in bulk form under cGMP conditions. These steps were taken to assure that the manufacturing process would produce bulk material that conforms with our reference material and to support, in part, our regulatory filing with the FDA. As of September 30, 2001, we had incurred approximately $5,304,000 for services provided under the development and manufacturing services agreement. In September 2000, we entered into a three-year commercial manufacturing services agreement with Lonza relating to ERBITUX. This agreement was amended in June 2001 and again in September 2001 to include additional services. As of September 30, 2001, we had incurred approximately $7,800,000 for services provided under the commercial manufacturing services agreement. Under these two agreements, Lonza is manufacturing ERBITUX at the 5,000 liter scale under cGMP conditions and is delivering it to us over a term ending no later than December 2003. The costs associated with both of these agreements are included in research and development expenses when incurred and will continue to be so classified until such time as ERBITUX may be approved for sale or until we obtain obligations from our corporate partners for supply of such product. In the event of such approval or obligations from our corporate partners, the subsequent costs associated with manufacturing ERBITUX for commercial sale will be included in inventory and expensed when sold. In the event we terminate (i.e., the cancellation of batches of bulk product) the commercial manufacturing services agreement without cause, we will be required to pay 85% of the stated costs for each of the first ten batches cancelled, 65% of the stated costs for each of the next ten batches cancelled and 40% of the stated costs for each of the next six batches cancelled. The batch cancellation provisions for the subsequent batches contained in the amendment to the commercial manufacturing services agreement require us to pay 100% of the stated costs of cancelled batches scheduled within six months of the cancellation, 85% of the stated costs of cancelled batches scheduled between six and twelve months following the cancellation and 65% of the stated costs of cancelled batches scheduled between twelve and eighteen months following the cancellation. These amounts are subject to mitigation should Lonza use its manufacturing capacity caused by such termination for another customer.

 In October 2001, we entered into an agreement in principle with Lonza to manufacture ERBITUX at the 2,000 liter scale for use in clinical trials by Merck KGaA. We have incurred approximately $1,763,000 during the nine months ended September 30, 2001 for services provided under this agreement. The expenditures associated with this agreement are included in other current assets in the consolidated balance sheet at September 30, 2001 because they are reimbursable by Merck KGaA.

         We cannot be certain that we will be able to enter into agreements for commercial supply with other third-party manufacturers on terms acceptable to us, should we choose to do so. Even if we are able to enter into such agreements, we cannot be certain that we will be able to produce or obtain sufficient quantities for commercial supply of our products. Any delays in producing or obtaining commercial quantities of our products could have a material effect on our business, financial condition and results of operations.

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

         In October 2001, we entered into a sublease for a four story building in downtown New York to serve as our future corporate headquarters and research facility. The space, to be designed and improved in the future, includes between 75,000 and 100,000 square feet of usable space, depending on design, and includes possible additional expansion space. The sublease has a term of 22 years, followed by two five year renewal option periods. The future minimum lease payments are approximately $51,025,000 throughout the term of the sublease. In order to induce the sublandlord to enter into the sublease, we made a loan to and accepted from the sublandlord a $10,000,000 note receivable. The note is secured by a leasehold mortgage on the prime lease as well as a collateral assignment of rents by the sublandlord. The note receivable is payable by the sublandlord over 20 years and bears interest at 5 1/2% in years one through five, 6 1/2% in years six through ten, 7 1/2% in years eleven through fifteen and 8 1/2% in years sixteen through twenty. In addition, we paid the owner of the building a consent fee in the amount of $500,000.

         We have built a product launch manufacturing facility on our campus in Somerville, New Jersey. It is expected that the necessary commissioning and validation of the product launch facility will be completed by the end of 2001. The facility is approximately 80,000 square feet, contains three 10,000 liter fermentors and is being dedicated to the commercial production of ERBITUX. The cost of the facility was approximately $53,000,000, excluding capitalized interest of approximately $1,966,000. The cost for the facility has come from our cash reserves, which were primarily obtained through the issuance of debt and equity securities. The product launch facility was put in operation in July 2001 and we commenced depreciation at that time.

         We have completed conceptual design and preliminary engineering plans and begun detailed design plans for a second commercial manufacturing facility to be built on our Somerville, New Jersey campus. The multi-product facility will be approximately 250,000 square feet and contain up to 10 fermentors with a total capacity of 110,000 liters. The cost of this facility, for two completely fitted out suites and a third suite with utilities only, is expected to be approximately $250,000,000, excluding capitalized interest. The actual amount may change depending upon various factors. We have incurred approximately $16,091,000 in conceptual design, engineering and capitalized interest costs through September 30, 2001.

         Total capital expenditures made during the nine months ended September 30, 2001 were $44,591,000 and primarily included (1) $1,757,000 related to the purchase of equipment for and leasehold improvement costs associated with our corporate office and research laboratories in our New York facility; (2) $19,768,000 related to engineering, construction and capitalized interest costs of the product launch manufacturing facility; (3) $16,091,000 related to the conceptual design and preliminary engineering plans for the second commercial manufacturing facility; (4) $1,559,000 related to improving and equipping our pilot manufacturing facility; (5) $3,330,000 in computer hardware, software and design and configuration costs related to the implementation of an enterprise resource planning system and (6) $612,000 related to the purchase of land adjacent to the existing pilot manufacturing facility.

         We believe that our existing cash on hand and amounts to which we are entitled should enable us to maintain our current and planned operations through at least 2002. We are also entitled to reimbursement for certain research and development expenditures and, upon the achievement of research and development milestones, to certain milestone payments. Such payments include $800,000,000 in cash-based milestone payments under our ERBITUX commercial agreement with BMS and E.R. Squibb and $25,000,000 in equity-based milestone payments under our ERBITUX development and license agreement with Merck

KGaA. There can be no assurance that we will achieve the unachieved milestones. Our future working capital and capital requirements will depend upon numerous factors, including, but not limited to:

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

         -    costs involved in filing, prosecuting and enforcing patent claims

         -    technological advances

         -    status of competitors

         - our ability to maintain existing and establish new collaborative arrangements with other companies to provide funding to support these activities

         At December 31, 2000, we had net operating loss carryforwards for United States federal income tax purposes of approximately $308,923,000, which expire at various dates from 2001 through 2020. At December 31, 2000 we had research credit carryforwards of approximately $11,558,000, which expire at various dates from 2009 through 2020. Under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation's ability to use net operating loss and research credit carryforwards may be limited if the corporation experiences a change in ownership of more than 50 percentage points within a three-year period. Since 1986, we have experienced two such ownership changes. As a result, we are only permitted to use in any one year approximately $5,159,000 of our available net operating loss carryforwards that occurred prior to February 1996. Similarly, we are limited in using our research credit carryforwards. We have determined that our November 1999 public stock offering, our February 2000 private placement of convertible subordinated notes, our August 2001 issuance of common stock to Merck KGaA associated with an equity milestone payment under the ERBITUX development and license agreement and our September 2001 acquisition agreement with BMS and BMS Biologics did not cause an additional ownership change that would further limit the use of our net operating losses and research credit carryforwards. Of our $308,923,000 in net operating loss carry forwards at December 31, 2000, we have approximately $261,821,000 available to use in 2001, approximately $5,159,000 available to use in each year from 2002 through 2010 and approximately $672,000 available to use in 2011. Any of the aforementioned net operating loss carryforwards which are not utilized are available for utilization in future years, subject to the statutory expiration dates of such net operating loss carryforwards.

CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS--SAFE HARBOR STATEMENT

         Those statements contained herein that do not relate to historical information are forward-looking statements. There can be no assurance that the future results covered by such forward-looking statements will be achieved. Actual results may differ materially due to the risks and uncertainties inherent in our business, including without limitation, the risks and uncertainties associated with completing pre-clinical and clinical trials of our compounds that demonstrate such compounds' safety and effectiveness; obtaining additional financing to support our operations; obtaining and maintaining regulatory approval for such compounds and complying with other governmental regulations applicable to the our business; obtaining the raw materials necessary in the development of such compounds; consummating collaborative arrangements with corporate partners for product development; achieving milestones under collaborative arrangements with corporate partners; developing the capacity and ability to manufacture, as well as market and sell our products, either directly or with collaborative partners; developing market demand for and acceptance of such products; competing effectively with other pharmaceutical and biotechnological products; obtaining adequate reimbursement from third-party payors; attracting and retaining key personnel; obtaining and protecting proprietary rights; and those other factors set forth in "Risk Factors" in the Company's most recent Registration Statement and Form 10-K.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Our holdings of financial instruments comprise a mix of securities that may include U.S. corporate debt, foreign corporate debt, U.S. government debt, foreign government/agency debt or guaranteed debt and commercial paper. All such instruments are classified as securities available for sale. Generally, we do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in investment grade fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We invest in securities that have a range of maturity dates. Typically, those with a short-term maturity are fixed-rate, highly liquid, debt instruments and those with longer-term maturities are highly liquid debt instruments with fixed interest rates or with periodic interest rate adjustments. We also have certain foreign exchange currency risk. See note 3 of the consolidated financial statements. The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of September 30, 2001:

                                                                                        2006 AND
                    2001      2002          2003         2004             2005         THEREAFTER        TOTAL          FAIR VALUE
                    ----      ----          ----         ----             ----         ----------        -----          ----------

Fixed Rate.......     --  $10,245,000      $245,000            --              --     $ 44,720,000     $ 55,210,000    $ 59,144,000
Average Interest
  Rate...........     --         2.74%         6.00%           --              --             6.17%            5.52%             --
Variable Rate....     --  $13,985,000(1)         --   $32,998,000(1)  $27,208,000(1)  $133,800,000(1)  $207,991,000    $209,175,000
  Average
Interest Rate....     --         3.58%           --          4.14%           4.36%            4.30%            4.24%             --
                    ----  -----------      --------   -----------     -----------     -------------    ------------    ------------
                      --  $24,230,000      $245,000   $32,998,000     $27,208,000     $178,520,000     $263,201,000    $268,319,000
                    ====  ===========      ========   ===========     ===========     =============    ============    ============

------------------
(1) These holdings consist of U.S. corporate and foreign corporate floating rate notes. Interest on the securities is adjusted monthly, quarterly or semi-annually, depending on the instrument, using prevailing interest rates. These holdings are highly liquid and we consider the potential for loss of principal to be minimal.

         Our 5 1/2% convertible subordinated notes in the principal amount of $240,000,000 due March 1, 2005 and other long-term debt have fixed interest rates. The fair value of fixed interest rate instruments is affected by changes in interest rates and in the case of the convertible notes by changes in the price of the Company's common stock. The fair value of the 5 1/2% convertible subordinated notes (which have a carrying value of $240,000,000) was approximately $294,900,000 at September 30, 2001.

                           PART II - OTHER INFORMATION

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits (numbered in accordance with Item 601 of Regulation
                 S-K)

         (b)     Reports on Form 8-K

                 On September 26, 2001, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission under Item 5.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                IMCLONE SYSTEMS INCORPORATED
                                (Registrant)

Date: November 13, 2001         By           /s/  SAMUEL D. WAKSAL
                                  ---------------------------------------------
                                                Samuel D. Waksal
                                      President and Chief Executive Officer

Date: November 13, 2001         By            /s/  DANIEL S. LYNCH
                                  ---------------------------------------------
                                                 Daniel S. Lynch
                                       Senior Vice President, Finance and
                                             Chief Financial Officer