Form 10-K
period 2001-12-31
IMCLONE SYSTEMS INC/DE
filed 2002-04-01
CIK 765258

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, PAR
        VALUE $.001 AND THE ASSOCIATED PREFERRED STOCK PURCHASE RIGHTS.

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

        The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 28, 2002 was $1,379,355,343

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              CLASS                        OUTSTANDING AS OF MARCH 28, 2002
              -----                        --------------------------------
  COMMON STOCK, PAR VALUE $.001                       73,333,889

        Documents Incorporated by Reference: The registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 23, 2002 to be filed with the Commission not later than 120 days after the close of the registrant's fiscal year, has been incorporated by reference, in whole or in part, into Part III, Items 10, 11, 12 and 13 of this Annual Report on Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          IMCLONE SYSTEMS INCORPORATED

                          2001 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----
                                       PART I
Item 1.         Business....................................................      1
Item 2.         Properties..................................................     30
Item 3.         Legal Proceedings...........................................     32
Item 4.         Submission of Matters to a Vote of Security Holders.........     33
                                      PART II
Item 5.         Market for the Registrant's Common Equity and Related
                Stockholder Matters.........................................     34
Item 6.         Selected Financial Data.....................................     35
Item 7.         Management's Discussion and Analysis of Financial Condition
                and Results of Operations...................................     36
Item 7A.        Quantitative and Qualitative Disclosures About Market
                Risk........................................................     51
Item 8.         Financial Statements and Supplementary Data.................     52
Item 9.         Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure....................................     52
                                      PART III
Item 10.        Directors and Executive Officers of the Registrant..........     53
Item 11.        Executive Compensation......................................     53
Item 12.        Security Ownership of Certain Beneficial Owners and
                Management..................................................     53
Item 13.        Certain Relationships and Related Transactions..............     53
                                      PART IV
Item 14.        Exhibits, Financial Statement Schedules and Reports on Form
                8-K.........................................................     53

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

        Important factors that may affect these expectations include, but are not limited to: the risks and uncertainties associated with completing pre-clinical and clinical trials of our compounds that demonstrate such compounds' safety and effectiveness; obtaining additional financing to support our operations; obtaining and maintaining regulatory approval for such compounds and complying with other governmental regulations applicable to our business; obtaining the raw materials necessary in the development of such compounds; consummating and maintaining collaborative arrangements with corporate partners for product development; achieving milestones under collaborative arrangements with corporate partners; developing the capacity to manufacture, market and sell our products, either directly or with collaborative partners; developing market demand for and acceptance of such products; competing effectively with other pharmaceutical and biotechnological products; obtaining adequate reimbursement from third party payers; attracting and retaining key personnel; obtaining patent protection for discoveries and risks associated with commercial limitations imposed by patents owned or controlled by third parties; and those other factors set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview and Risk Factors" and those other factors set forth in "Risk Factors" in the Company's most recent Registration Statement.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

        We are a biopharmaceutical company whose mission is to advance oncology care by developing a portfolio of targeted biologic treatments designed to address the medical needs of patients with a variety of cancers. We focus on what we believe are three promising strategies for treating cancer:

        - growth factor blockers

        - cancer vaccines and

        - angiogenesis inhibitors

        We were incorporated under the laws of the State of Delaware on April 26, 1984. Our corporate headquarters and research facility are located at 180 Varick Street, New York, New York 10014 and the telephone number is (212) 645-1405.

        Our lead product candidate, ERBITUX(TM) (cetuximab), formerly known as IMC-C225, is a therapeutic monoclonal antibody that inhibits stimulation of Epidermal Growth Factor ("EGF") receptor upon which certain solid tumors depend in order to grow. ERBITUX has been shown in several early stage clinical trials to have an acceptable safety profile, to be well tolerated and, when administered with either radiation therapy or chemotherapy, to cause tumor reduction in certain cases. ERBITUX has also been shown in early stage monotherapy clinical trials to have an acceptable safety profile, to be well tolerated and to cause tumor reduction in certain cases. We have completed potential registration studies evaluating ERBITUX for the treatment of colorectal and head and neck cancers. The United States Food and Drug Administration ("FDA") has designated as Fast Track our development program for ERBITUX for the treatment of irinotecan-refractory (patients previously failed regimen containing irinotecan) colorectal cancer.

        Subject to the receipt of regulatory approval, we intend to market ERBITUX in the United States and Canada together with our development, promotion and distribution partner Bristol-Myers Squibb Company ("BMS") through its wholly-owned subsidiary E.R. Squibb & Sons, L.L.C. ("E.R. Squibb"). We have granted our development and marketing partner, Merck KGaA, rights to market ERBITUX outside the United States and Canada. In Japan, ImClone Systems and E.R. Squibb will share the development and marketing of ERBITUX with Merck KGaA. We are manufacturing ERBITUX for clinical trials and eventual commercial sales worldwide.

        On December 28, 2001, the FDA issued a refusal to file letter with respect to our rolling Biologics License Application ("BLA") for ERBITUX. The BLA was submitted for marketing approval to treat irinotecan-refractory colorectal cancer. On February 26, 2002, we, along with representatives from our strategic partners BMS and Merck KGaA, met with the FDA to discuss the FDA's letter refusing to file our BLA for ERBITUX and to seek guidance on how to proceed. We believe the February 26, 2002 meeting with the FDA provided us with direction on an approach and process for resubmitting the ERBITUX BLA. Based on concerns raised by the FDA regarding our BLA, we discussed providing the FDA with data from a European clinical trial in irinotecan-refractory colorectal cancer currently being enrolled by Merck KGaA in conjunction with reanalyzed clinical data from our U.S. phase II clinical trials. We believe that ERBITUX will, if approved, be an important drug in the oncology field and we will continue to focus our efforts on gaining approval for this product.

        Our next most advanced product candidate, BEC2, is a cancer vaccine. In partnership with Merck KGaA, we are testing BEC2 for preventing recurrence or progression of limited disease small-cell lung cancer in a phase III pivotal trial. Subject to the receipt of regulatory approval, we intend to co-promote BEC2 with Merck KGaA in North America. Merck KGaA will be responsible for developing and marketing BEC2 outside North America and will be obligated to pay us royalties on all such sales. In addition, we intend to be the worldwide manufacturer of BEC2.

        We are also developing inhibitors of angiogenesis, which could be used to treat various kinds of cancer and other diseases. We have identified potential monoclonal antibody-based inhibitors, collectively known as IMC-KDR antibodies. The IMC-KDR antibodies bind selectively and with high affinity to the kinase insert domain-containing receptor ("KDR"), a principal Vascular Endothelial Growth Factor ("VEGF") receptor, thereby, we believe, inhibiting angiogenesis. A phase I clinical trial completed in 2001 demonstrated that an IMC-KDR antibody, known as IMC-1C11 can be given safely to patients with refractory colorectal cancer.

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

DEVELOPMENT PROGRAMS

ERBITUX(TM) CANCER THERAPEUTIC

        The activation of the EGF receptor is believed to play a critical role in the growth and survival of certain types of tumor cells and select normal cells. Certain cancer types are characterized by the expression of the EGF receptor. For example, according to the American Cancer Society, there are approximately 130,000 cases of colorectal cancer diagnosed in the United States each year. According to the literature in this area, in roughly half of these cases, the tumor cells express the EGF receptor. Recent studies conducted by us have indicated that in advanced stage refractory patients this percentage may be as high as 73%. Also, according to the American Cancer Society, more than 30,000 cases of head and neck cancer are diagnosed in the United States each year. Similarly, according to the literature in this area, more than 90% of head and neck cancer cases have been shown to express the EGF receptor on the surface of the tumor cells. Other types of cancer are also characterized, in certain patients, by expression of the EGF receptor, including lung, renal, and pancreatic cancers. By preventing the binding of critical growth factors to the EGF receptor, we believe it is possible to inhibit the growth of these tumors.

EARLY ERBITUX(TM) CLINICAL TRIALS

        ERBITUX is a chimerized (part human, part mouse) monoclonal antibody that selectively binds to the EGF receptor and thereby inhibits growth of cells dependent upon activation of the EGF receptor for replication. We have tested ERBITUX in numerous clinical trials. In these studies, we have given ERBITUX intravenously at escalating doses, both alone and in combination with radiation therapy or chemotherapy. We have tested ERBITUX in approximately 1,000 patients with various solid cancers, such as colorectal, head and neck, lung, renal, breast, and prostate cancers.

        We believe results from phase I/II trials of ERBITUX completed in 1999 established an appropriate dosing regimen and provided preliminary evidence of the efficacy of ERBITUX used in combination with chemotherapy and radiation therapy. However, we still need to establish that this dosing regimen is appropriate to the satisfaction of the FDA. While the data from these early trials were encouraging, the results were not sufficient to establish that ERBITUX is safe or effective in treating cancer.

RECENT ERBITUX(TM) CLINICAL TRIALS

        In order to establish whether ERBITUX is safe and effective in treating cancer in larger patient populations and to continue to determine the types of tumors on which ERBITUX is most effective, we determined to conduct the phase II and phase III clinical trials in the indications discussed below.

COLORECTAL CANCER --

                                                                       NUMBER OF
                                                                        PATIENTS
                                                                     ENROLLED AS OF
TRIAL                                       TREATMENT               3/14/02 IN STUDY               COMMENTS
-----                                       ---------               ----------------               --------
Phase II --                       ERBITUX+irinotecan                      139           Open-label, stratified study
  Irinotecan-refractory                                                                 established the activity and
  colorectal cancer                                                                     safety of ERBITUX and
                                                                                        irinotecan in
  Trial CP02-9923                                                                       irinotecan-refractory
                                                                                        colorectal cancer. Enrollment
                                                                                        and patient treatment were
                                                                                        completed.

Phase II --                       ERBITUX+irinotecan,                      30           Pilot study has provided the
  Stage IV                        leucovorin and fluorouracil                           safety data to support a
  colorectal cancer                                                                     randomized phase III study of
                                                                                        standard 3 drug chemotherapy
  Trial CPO2-0038                                                                       with ERBITUX in patients with
                                                                                        newly-diagnosed, metastatic
                                                                                        colorectal cancer. Enrollment
                                                                                        was completed. Patient
                                                                                        treatment is ongoing.

Phase II --                       ERBITUX                                  61           Open-label study provided
  Irinotecan-refractory           monotherapy                                           initial activity and safety
  stage IV                                                                              data for ERBITUX monotherapy
  colorectal cancer                                                                     in colorectal cancer.
                                                                                        Enrollment was completed.
  Trial CPO2-0141                                                                       Patient treatment is ongoing.

        At the May 2001 American Society of Clinical Oncologists ("ASCO") meeting, we presented findings from our phase II clinical study of ERBITUX and irinotecan in patients with irinotecan-refractory colorectal cancer (Trial CPO2-9923). The findings demonstrated that of the 120 patients who, in the opinion of the investigators, had EGF receptor-positive, irinotecan-refractory colorectal cancer, 22.5% achieved a partial response (greater than 50% tumor regression) according to the independent response assessment committee ("IRAC"). An additional nine patients (7.5%) achieved stabilization of disease according to IRAC. The median duration of response was 186 days. On December 28, 2001, the FDA issued a refusal to file letter with respect to our BLA, in particular the data relating to the findings referred to above. On February 26, 2002, we, along with representatives from our strategic partners BMS and Merck KGaA, met with the FDA to discuss the refusal to file and to seek guidance on how to proceed. We believe the February 26, 2002 meeting with the FDA provided us with direction on an approach and a process for resubmitting the ERBITUX BLA. Based on concerns raised by the FDA regarding our BLA, we discussed an approach to provide the FDA with (i) data from a European clinical trial in irinotecan-refractory colorectal cancer that is currently being enrolled by Merck KGaA, in conjunction with (ii) reanalyzed clinical data from our U.S. phase II clinical trials.

        At the May 2002 ASCO meeting, we expect to present the findings from two of our phase II trials in colorectal cancer: a first-line therapy trial in combination with chemotherapy (Trial CPO2-0038) in metastatic colorectal cancer and a single-agent trial in refractory-colorectal cancer patients (Trial CPO2-0141).

        In the coming year, in conjunction with our U.S. partner BMS, we expect to open additional studies in colorectal cancer, including a larger monotherapy study, and randomized studies in first line metastatic colorectal cancer.

HEAD AND NECK CANCER --

                                                                       NUMBER OF
                                                                        PATIENTS
                                                                     ENROLLED AS OF
TRIAL                                       TREATMENT               3/14/02 IN STUDY               COMMENTS
-----                                       ---------               ----------------               --------
Phase II --                       ERBITUX+cisplatin                       188           Trial to establish the safety
  Refractory head and neck                                                              and activity of ERBITUX in
  cancer                                                                                refractory head and neck
                                                                                        cancer. Enrollment and patient
  Trial CP02-9816                                                                       treatment were completed.

Phase II --                       ERBITUX+cisplatin                         8           Trial to establish the safety
  Refractory head and neck                                                              and activity of ERBITUX in
  cancer                                                                                refractory head and neck
                                                                                        cancer. Enrollment is ongoing.
  Trial CP02-9816c                                                                      Current patient treatment was
                                                                                        completed.

Phase III --                      ERBITUX+ cisplatin                      123           Blinded, randomized study to
  Metastatic head and neck        vs. cisplatin alone                                   compare cisplatin alone with
  cancer                                                                                cisplatin plus ERBITUX in
                                                                                        patients with metastatic or
  Trial ECOG-5397                                                                       refractory head and neck
                                                                                        cancer. This study is being
                                                                                        conducted by the Eastern
                                                                                        Cooperative Oncology Group.
                                                                                        Enrollment was completed.
                                                                                        Patient treatment is ongoing.

Phase III --                      ERBITUX+ radiation                      424           Randomized study to compare
  Locally advanced head and       vs. radiation alone                                   ERBITUX plus radiation with
  neck cancer                                                                           radiation alone in patients
                                                                                        with locally advanced head and
  Trial CP02-9815                                                                       neck cancer. Enrollment was
                                                                                        completed. Patient treatment
                                                                                        is ongoing.

        At the May 2001 ASCO meeting, we presented interim findings from an ongoing phase II study (Trial CPO2-9816) suggesting that the combination of ERBITUX and cisplatin, a standard chemotherapy, can produce major responses in patients with cisplatin-refractory head and neck cancer. We are scheduled to present our final data relating to such phase II study at the 2002 ASCO meeting. At the same meeting, the Eastern Cooperative Oncology Group is scheduled to present their findings from a randomized phase III trial of ERBITUX and cisplatin versus cisplatin alone in metastatic head and neck cancer (Trial ECOG-5397). We understand that our strategic partner Merck KGaA also plans to present at the 2002 ASCO meeting their findings from a phase II trial of ERBITUX and platinum-based chemotherapy in patients with platinum-refractory head and neck cancer.

        We expect that results will be available from our phase III locally advanced head and neck cancer study (Trial CPO2-9815) in 2003. In conjunction with Merck KGaA, this study was expanded to include Israel, Australia, South Africa and New Zealand and countries in Europe. We meet regularly with Merck KGaA to review and coordinate clinical research efforts.

PANCREATIC CANCER --

                                                                       NUMBER OF
                                                                        PATIENTS
                                                                     ENROLLED AS OF
TRIAL                                       TREATMENT               3/14/02 IN STUDY               COMMENTS
-----                                       ---------               ----------------               --------
Phase II --                       ERBITUX+gemcitabine                      41           Single arm study of ERBITUX
  Chemotherapy-naive                                                                    plus gemcitabine for patients
  pancreatic cancer                                                                     with chemotherapy-naive
                                                                                        pancreatic cancer. Enrollment
  Trial CP02-9814                                                                       and patient treatment were
                                                                                        completed.

        At the May 2001 ASCO meeting, we presented findings from our phase II clinical study (Trial CP02-9814) evaluating the use of ERBITUX and gemcitabine, a standard chemotherapy, in patients with pancreatic cancer. The phase II findings demonstrated that the combination therapy produced a one-year overall survival rate of 32.5%. All of the patients enrolled in the study had EGF receptor-positive pancreatic tumors. The findings from this 41-patient study demonstrated that five patients (12%) achieved a partial response (greater than 50% tumor regression), and an additional 21 patients (52%) achieved stabilization of disease. The median time to disease progression was approximately 3.5 months. These results will be further explored by the Southwest Oncology Group, which plans to conduct a randomized phase III study of ERBITUX and gemcitabine versus gemcitabine alone in patients with chemotherapy-naive pancreatic cancer.

LUNG CANCER --

                                                               NUMBER OF
                                                                PATIENTS
                                                             ENROLLED AS OF
TRIAL                                    TREATMENT          3/14/02 IN STUDY                  COMMENTS
-----                                    ---------         ------------------                 --------
Phase II --                         ERBITUX+carboplatin             9            Single-arm study to provide
  Untreated metastatic non-small    and paclitaxel                               preliminary activity and safety
  cell lung cancer                                                               data on the use of ERBITUX and
                                                                                 standard chemotherapy in
  Trial CP02-9932                                                                newly-diagnosed non-small cell
                                                                                 lung cancer. Enrollment and
                                                                                 patient treatment are ongoing. We
                                                                                 currently expect to enroll a total
                                                                                 of 33 patients in this study.

Phase II --                         ERBITUX+carboplatin            35            Single-arm study to provide
  Untreated metastatic non-small    and gemcitabine                              preliminary activity and safety
  cell lung cancer                                                               data on the use of ERBITUX and
                                                                                 standard chemotherapy in
  Trial CP02-9925                                                                newly-diagnosed non-small cell
                                                                                 lung cancer. Enrollment was
                                                                                 completed. Patient treatment is
                                                                                 ongoing.

Phase II --                         ERBITUX+docetaxel              52            Single-arm study to provide
  Metastatic non-small cell lung                                                 preliminary activity and safety
  cancer following failure of one                                                data on the use of ERBITUX and
  prior platinum-containing                                                      standard chemotherapy in
  regimen                                                                        previously treated non-small cell
                                                                                 lung cancer. Enrollment was
  Trial CP02-0036                                                                completed. Patient treatment is
                                                                                 ongoing.

        We commenced these studies in patients with metastatic non-small cell lung cancer. Two studies include patients who have not received prior chemotherapy and one study includes patients who have received one prior regimen for metastatic disease. Preliminary results from our phase II clinical study (Trial CP02-0036) in metastatic non-small cell lung cancer are scheduled to be presented at the May 2002 ASCO meeting. These studies will provide data that will help in planning future studies in non-small cell lung cancer.

FUTURE STUDIES --

        We intend to explore additional studies in solid tumors.

GENERAL --

        The primary side effect observed in trials to date has been a skin rash, similar in appearance to acne, that has varied in severity depending on the patient. The rash subsides following completion of therapy. Additionally, a review of the data from ongoing and completed trials has shown that approximately 4% of patients have experienced severe hypersensitivity reactions to the drug.

        As described above, we are testing ERBITUX in several different types of cancer. Whereas in certain cancer types, like head and neck cancer, the EGF receptor is expressed in nearly every patient with such cancer, in other cancer types, many patients will not be positive for the EGF receptor. For the purpose of testing of patients in the colorectal cancer trials, a diagnostic assay must be used to determine which patients are positive for the EGF receptor. Patients must be positive for the EGF receptor to be included in these trials. Currently, such diagnostic tests are being performed in a laboratory setting, since there are no commercialized assays available for this purpose. If ERBITUX is approved for treating particular cancer types, standard diagnostic kits will need to be available commercially. We have an agreement with the DAKO Corporation for the development of an EGF receptor screening kit. Under the terms of the agreement, DAKO will develop the kit, which will be used to screen tumors for expression of the EGF receptor to identify patients that may be receptive to treatment with ERBITUX. We selected DAKO to develop the screening kit because of its reputation for quality and its experience in the development of diagnostics for other oncology-related monoclonal antibody therapeutics. In parallel with us, DAKO will be applying to the FDA for approval of the EGF receptor screening kit.

COLLABORATIONS --

        On September 19, 2001, we entered into a development, promotion, distribution and supply agreement with BMS and E.R. Squibb (the "Commercial Agreement"), subsequently amended on March 5, 2002, pursuant to which, among other things, BMS and E.R. Squibb will (a) co-develop and co-promote ERBITUX in the United States and Canada with us, and (b) co-develop and co-promote ERBITUX in Japan with us and Merck KGaA. In accordance with the terms of the Commercial Agreement, responsibilities associated with clinical and other ongoing studies will be apportioned between the parties. The Commercial Agreement provides for the establishment of clinical development plans setting forth the activities to be undertaken by the parties for the purpose of obtaining marketing approvals, providing market support and developing new indications and formulations of ERBITUX. Except as otherwise agreed upon by the parties, we will own all registrations for the product and will be primarily responsible for the regulatory activities leading to the registration in each country. E.R. Squibb will be primarily responsible for the regulatory activities in each country after the product has been registered in that country.

        In December 1998, we entered into an ERBITUX development and marketing agreement, as subsequently amended, with Merck KGaA. Under this agreement, we have retained the right to develop and market ERBITUX within the United States and Canada, and we have granted Merck KGaA the exclusive right, except in Japan (where ImClone Systems and BMS will co-develop and co-market ERBITUX with Merck
KGaA) to develop and market ERBITUX outside of the United States and Canada.

BEC2 CANCER VACCINE

        A cancer vaccine works by the administration of an antigen or the mimic of an antigen that is found on the surface of certain types of cancer cells. Such treatment is intended to activate immune responses and in turn to protect against metastasis or recurrence of the tumor. A cancer vaccine will generally be given after the tumor has responded to initial treatment. Often, an antigen mimic can produce a stronger immune response than that produced by the original antigen that it resembles.

        BEC2 is a monoclonal antibody that we are developing as a cancer vaccine. BEC2 mimics GD3, a molecule expressed on the surface of several types of cancer cells. By mimicking GD3, BEC2 stimulates an immune response against cells expressing GD3.

        We have tested BEC2 in phase I clinical trials at Memorial Sloan-Kettering Cancer Center against certain forms of cancer, including both limited disease and extensive disease small-cell lung carcinoma and melanoma (skin cancer). Limited disease small-cell lung carcinoma is limited to the lungs. Extensive disease small-cell lung carcinoma means that the disease has migrated to other parts of the body. In one such trial, 15 patients with small-cell lung carcinoma who had previously received chemotherapy and radiation therapy and achieved a partial or complete response were treated with BEC2. At the time the results were analyzed, approximately 27% of the patients had survived nearly five years following diagnosis. These survival rates were longer than historical survival rates for similar patients receiving conventional therapy, and so formed the basis for going forward with phase III studies. However, this trial alone was not sufficient to establish that BEC2 is safe or effective in treating cancer.

        Therefore, in conjunction with Merck KGaA, we have initiated a 570-patient multinational pivotal phase III trial for BEC2 in the treatment of limited disease small-cell lung cancer. The trial will examine patient survival two years after a course of therapy. We expect to complete enrollment in the trial in approximately 2003.

        In 1992, we entered into a BEC2 development and marketing agreement with Merck KGaA. We have retained the right to co-promote BEC2 with Merck KGaA within North America, and we have granted

Merck KGaA exclusive rights to develop and market BEC2 outside of North America. Under the agreement, Merck KGaA is also funding a portion of the phase III pivotal trial. In addition, we intend to be the worldwide manufacturer of BEC2.

MONOCLONAL ANTIBODY INHIBITORS OF ANGIOGENESIS

        Our general experience with growth factors, particularly the use of ERBITUX to block the EGF receptor, is mirrored in our pursuit of another promising approach for the treatment of cancer, the inhibition of angiogenesis. Angiogenesis is the natural process of new blood vessel growth. VEGF is one of a group of molecules that helps regulate angiogenesis. Tumor cells, as well as normal cells, produce VEGF. Once produced by the tumor cells, VEGF stimulates the production of new blood vessels and ensures an adequate blood supply to the tumor, enabling the tumor to grow. KDR is a growth factor receptor found almost exclusively on the surface of human endothelial cells, which are the cells that line all blood vessels. VEGF must recognize and bind to this KDR receptor in order to stimulate the endothelial cells to grow and cause new blood vessels to form. We believe that interference with the binding of VEGF to the KDR receptor inhibits angiogenesis and can potentially be used to slow or halt tumor growth. We have identified potential inhibitors collectively known by us as IMC-KDR antibodies.

        In 2001, we concluded a phase I clinical trial with an IMC-KDR known as IMC-1C11 and demonstrated that it can be given safely in patients with refractory colorectal cancer. We expect to file an Investigational New Drug Application ("INDA") for a fully human monoclonal IMC-KDR antibody candidate for angiogenesis inhibition in the second quarter of 2002 and to start clinical trials of this candidate in the second half of 2002.

        We believe that such inhibitors could be effective in treating many solid and liquid tumors and may also be useful in treating other diseases, such as diabetic retinopathy, age-related macular degeneration, and rheumatoid arthritis that, like cancer, depend on the growth of new blood vessels.

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

RESEARCH ON GROWTH FACTOR BLOCKERS

        We are conducting a research program to develop blockers of the cell-signal transduction pathways of a class of enzymes referred to as tyrosine kinases. Like those based on KDR and EGF receptors, these pathways have been shown to be involved in the rapid proliferation of tumor cells. We are developing monoclonal antibodies to block the binding of growth factors to a number of cellular receptors that trigger these pathways, thereby potentially inhibiting cell division and tumor growth. We are also developing small molecule inhibitors to tyrosine kinase pathways. Our small molecule program is discussed below.

RESEARCH ON CANCER VACCINES

        We are conducting research to discover possible cancer vaccines as another route to cancer treatment. Cancer vaccines would activate immune responses to tumors to protect against metastasis or recurrence of cancer, after initial remission or treatment. We are focusing our cancer vaccine research efforts on developing melanoma vaccines.

        In addition to the development of BEC2, we are conducting research on a possible melanoma vaccine based on the melanoma antigen gp75. Melanoma is a tumor or cancerous growth of the skin. Animal studies have shown that a gp75 cancer vaccine is effective in creating an immune response in the body against melanoma cells, and may prevent or inhibit growth of experimental melanoma tumors in mice. Additionally, we are investigating the use of other melanoma antigens to be used in conjunction with gp75 for the development of an effective vaccine. We are also investigating various modes of enhancing the capacity of the vaccine to elicit an immune response. We have retained North American marketing and manufacturing rights for IMC-GP75 and have licensed to Merck KGaA the rights to manufacture and market IMC-GP75 outside North America. We commenced human clinical trials of IMC-GP75 in March of 2002. We are collaborating with Memorial Sloan-Kettering Cancer Center on BEC2 and IMC-GP75 in both the clinical and research areas.

        We are also seeking to develop a multimeric vaccine consisting of human melanoma-associated antigens. The vaccine, referred to as IMC-TRPx3, has demonstrated the ability to produce antibody and cellular immune responses in mice. Additionally, preclinical findings have shown that mice vaccinated with IMC-TRPx3 and challenged with melanoma have a significantly reduced number of lung metastases as compared with a control group.

RESEARCH ON ANGIOGENESIS INHIBITORS

        We are continuing to work with an experimental antibody known as DC101 in animal models. DC101 neutralizes the flk-1 receptor, which is the mouse receptor to VEGF that corresponds to KDR in humans. Such models have shown that DC101 inhibits tumor growth, and we are now focusing on establishing protocols for combination therapies of DC101 with radiation therapy or chemotherapy. Preliminary studies have shown that such combination results in better efficacy in animals than with the DC101 antibody alone.

        In another approach to angiogenesis inhibition, we are exploring the therapeutic potential of antibodies against vascular-specific cadherin ("VE-cadherin"). Cadherins are a family of cell surface molecules that help organize tissue structures. Researchers believe that VE-cadherin plays an important role in angiogenesis by organizing endothelial cells into vascular tubes, which is a necessary step in the formation of new blood vessels. As we stated above, advanced tumor growth is dependent on the formation of a capillary blood vessel network in the tumor to ensure an adequate blood supply to the tumor. Therefore, antibodies that inhibit VE-cadherin may inhibit such capillary formation in tumors, and help fight cancer by cutting off adequate blood supply to the tumor. Preclinical studies using monoclonal antibodies against VE-cadherin have been shown to inhibit angiogenesis, tumor growth and metastasis by blocking the ability of VE-cadherin to form tubular structures. We are evaluating antibodies that are efficacious in inhibiting angiogenesis and tumor growth without negatively affecting existing vessels.

        In connection with our VE-cadherin research program, we have been assigned the exclusive rights to VE-cadherin-2, antibodies that may inhibit angiogenesis and tumor growth. We also have an exclusive license to the patent rights pertaining to VE-cadherin for the treatment of cancer in humans.

SMALL MOLECULE DRUG DISCOVERY

        We have established a chemistry department, which we plan to expand and relocate in the second quarter of 2002 to a new Brooklyn, New York laboratory facility, with capabilities in medicinal, combinatorial and computational chemistry. We are also establishing our own chemical compound library for screening, and we are increasing our capacity to perform high throughput screening. This department, working together with our other research groups will focus on the discovery of small molecule inhibitors of tyrosine kinases involved in intracellular pathways (signal transduction, cell cycle, cell survival) activated by cancer-promoting growth factors or angiogenesis-promoting growth factors.

MISCELLANEOUS RESEARCH AREAS

        We are investigating the activities of antibodies that block the function of flt-1, another receptor to which VEGF binds. This receptor is also believed to be involved in blood vessel formation, but recent data suggest that it may function in novel ways unrelated to angiogenesis. We have discovered that antibodies against this receptor may block inflammatory processes in such diseases as atherosclerosis and arthritis. In addition, we have found that flt-1 antibodies can block the growth of certain breast cancers. We are evaluating the therapeutic potential of flt-1 antibodies in these indications.

        We are conducting additional research outside of our principal areas of clinical focus. These include: (1) a means to induce apoptosis (programmed cell-death) in order to enhance tumor cell killing, including looking for antibodies and for small molecules that enhance the apoptotic process; (2) efforts to identify new genes from hematopoietic stem and stromal cell populations, as well as from tumor endothelial cells, that are potential oncology targets and (3) development of a panel of genes potentially useful for the maintenance and stimulation of stem cells. We are collaborating with various academic institutions including Princeton University and The University of Pennsylvania on the latter two projects.

CORPORATE COLLABORATIONS

        In addition to our collaborations in the research and clinical areas with academic institutions, we have a number of collaborations with other corporations, the most significant of which are discussed below.

COLLABORATIONS WITH BRISTOL-MYERS SQUIBB COMPANY

        On September 19, 2001, we entered into an acquisition agreement (the "Acquisition Agreement") with BMS and Bristol-Myers Squibb Biologics Company, a Delaware corporation ("BMS Biologics") which is a wholly-owned subsidiary of BMS, providing for the tender offer by BMS Biologics to purchase up to 14,392,003 shares of our common stock for $70.00 per share, net to the seller in cash. The tender offer by BMS Biologics, available to all shareholders, allowed for our present or former employees and directors who held exercisable options to purchase shares of our common stock having exercise prices less than $70.00 per share to conditionally exercise any or all of those options and tender the underlying shares in the tender offer. In connection with the Acquisition Agreement, we entered into a stockholder agreement with BMS and BMS Biologics, dated as of September 19, 2001 (the "Stockholder Agreement"), pursuant to which we agreed with BMS and BMS Biologics to various arrangements regarding each of our respective rights and obligations with respect to, among other things, the ownership of shares of our common stock by BMS and BMS Biologics. Concurrently with the execution of the Acquisition Agreement and the Stockholder Agreement, we entered into the Commercial Agreement with BMS and E.R. Squibb, pursuant to which, among other things, BMS and E.R. Squibb are (a) co-developing and co-promoting the biologic pharmaceutical product ERBITUX in the United States and Canada with us, and (b) co-developing and co-promoting ERBITUX in Japan with us and Merck KGaA.

        On March 5, 2002, we amended the Commercial Agreement with E.R. Squibb and BMS. The amendment changed certain economics of the Commercial Agreement and has expanded the clinical and strategic role of BMS in the ERBITUX development program. One of the principal economic changes to the Commercial Agreement is that we received $140,000,000 on March 7, 2002 and an additional payment of $60,000,000 is payable on March 5, 2003. Such payments are in lieu of the $300,000,000 payment we would have received on acceptance by the FDA of the ERBITUX BLA under the original terms of the Commercial Agreement. In addition, we agreed to resume construction of our second commercial manufacturing facility as soon as reasonably practicable after the execution of the amendment. The terms of the Commercial Agreement, as amended on March 5, 2002, are set forth in more detail below.

ACQUISITION AGREEMENT

        On October 29, 2001 BMS Biologics accepted for payment pursuant to the tender offer, 14,392,003 shares of our common stock on a pro rata basis from all tendering shareholders and those conditionally exercising stock options.

STOCKHOLDER AGREEMENT

        Pursuant to the Stockholder Agreement, our Board of Directors (the "Board") was increased from ten to twelve members. BMS received the right to nominate two directors to our Board of Directors (each a "BMS director") so long as its ownership interest in ImClone Systems is 12.5% or greater. If BMS' ownership interest is 5% or greater but less than 12.5%, BMS will have the right to nominate one BMS director, and if BMS' ownership interest is less than 5%, BMS will have no right to nominate a BMS director. Based on the number of shares of common stock acquired pursuant to the tender offer, BMS has the right to nominate two directors. Currently BMS has designated Peter S. Ringrose, M.A., Ph.D., BMS's Chief Scientific Officer, and Andrew G. Bodnar, M.D., J.D., BMS's Senior Vice President, Medical and External Affairs, as the initial BMS directors. The nominations of such individuals were approved by the Board on November 15, 2001.

        If the size of our Board is increased to a number greater than twelve, the number of BMS directors would be increased, subject to rounding, such that the number of BMS directors is proportionate to the lesser of BMS' then-current ownership interest and 19.9%. BMS has agreed to waive this right until our next annual meeting of stockholders to the extent we choose to increase the Board to 13 members.

        Notwithstanding the foregoing, BMS will have no right to nominate any BMS directors if (i) we have terminated the Commercial Agreement due to a material breach by BMS or (ii) BMS' ownership interest were to remain below 5% for 45 consecutive days.

        Voting of Shares. During the period in which BMS has the right to nominate at least one BMS director, BMS and its affiliates are required to vote all of their shares in the same proportion as the votes cast by all of our other stockholders with respect to the election or removal of non-BMS directors.

        Committees of the Board of Directors. During the period in which BMS has the right to nominate at least one BMS director, BMS also has the right, subject to certain exceptions and limitations to have one member of each committee of the Board be a BMS director.

        Approval Required for Certain Actions. We may not take any action that constitutes a prohibited action under the Stockholder Agreement without the consent of the BMS directors, until September 19, 2006 or, if earlier, the occurrence of any of (i) a reduction in BMS's ownership interest to below 5% for 45 consecutive days, (ii) a transfer or other disposition of shares of our common stock by BMS or any of its affiliates such that BMS and its affiliates own or have control over less than 75% of the maximum number of shares of our common stock owned by BMS and its affiliates at any time after September 19, 2001, (iii) an acquisition by a third party of more than 35% of the outstanding shares of our common stock, (iv) a termination of the Commercial Agreement by BMS due to significant regulatory or safety concerns regarding ERBITUX, or (v) a termination of the Commercial Agreement due to a material breach by BMS. Such prohibited actions include (i) issuing additional shares or securities convertible into shares in excess of 21,473,002 shares of our common stock in the aggregate, subject to certain exceptions; (ii) incurring additional indebtedness if the total of (A) the principal amount of indebtedness incurred since September 19, 2001 and then-outstanding, and (B) the net proceeds from the issuance of any redeemable preferred stock then-outstanding, would exceed our amount of indebtedness for borrowed money outstanding as of September 19, 2001 by more than $500 million; (iii) acquiring any business if the aggregate consideration for such acquisition, when taken together with the aggregate consideration for all other acquisitions consummated during the previous twelve months, is in excess of 25% of our aggregate value at the time the binding agreement relating to such acquisition was entered into; (iv) disposing of all or any substantial portion of our non-cash assets; (v) entering into non-competition agreements that would be binding on BMS, its affiliates or any BMS director; (vi) taking certain actions that would have a discriminatory effect on BMS or any of its affiliates as a stockholder; and (vii) issuing capital stock with more than one vote per share.

        Limitation on Additional Purchases of Shares and Other Actions. Subject to the exceptions set forth below, until September 19, 2006 or, if earlier, the occurrence of any of (i) an acquisition by a third party of more than 35% of our outstanding shares, (ii) the first anniversary of a reduction in BMS's ownership interest in us to below 5% for 45 consecutive days, or (iii) our taking a prohibited action under the Stockholder Agreement without the consent of the BMS directors, neither BMS nor any of its affiliates will acquire beneficial ownership of any shares of our common stock or take any of the following actions: (i) encourage any proposal for a business combination with us or an acquisition of our shares; (ii) participate in the solicitation of proxies from holders of shares of our common stock; (iii) form or participate in any

"group" (within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934) with respect to shares of our common stock; (iv) enter into any voting arrangement with respect to shares of our common stock; or (v) seek any amendment to or waiver of these restrictions.

        The following are exceptions to the standstill restrictions described above: (i) BMS Biologics may acquire beneficial ownership of shares of our common stock either in the open market or from us pursuant to the option described below, so long as, after giving effect to any such acquisition of shares, BMS's ownership interest would not exceed 19.9%; (ii) BMS may make, subject to certain conditions, a proposal to the Board to acquire shares of our common stock if we provide material non-public information to a third party in connection with, or begin active negotiation of, an acquisition by a third party of more than 35% of the outstanding shares; (iii) BMS may acquire shares of our common stock if such acquisition has been approved by a majority of the non-BMS directors; and (iv) BMS may make, subject to certain conditions, including that an acquisition of shares be at a premium of at least 25% to the prevailing market price, non-public requests to the Board to amend or waive any of the standstill restrictions described above. Certain of the exceptions to the standstill provisions described above will terminate upon the occurrence of: (i) a reduction in BMS's ownership interest in us to below 5% for 45 consecutive days, (ii) a transfer or other disposition of shares of our common stock by BMS or any of its affiliates such that BMS and its affiliates own or have control over less than 75% of the maximum number of shares owned by BMS and its affiliates at any time after September 19, 2001, (iii) a termination of the Commercial Agreement by BMS due to significant regulatory or safety concerns regarding ERBITUX, or (iv) a termination of the Commercial Agreement by us due to a material breach by BMS.

        Option to Purchase Shares in the Event of Dilution. BMS Biologics has the right under certain circumstances to purchase additional shares of common stock from us at market prices, pursuant to an option granted to BMS by us, in the event that BMS's ownership interest is diluted (other than by any transfer or other disposition by BMS or any of its affiliates). BMS can exercise this right (i) once per year, (ii) if we issue shares of common stock in excess of 10% of the then-outstanding shares in one day, and (iii) if BMS's ownership interest is reduced to below 5% or 12.5%. BMS Biologics's right to purchase additional shares of common stock from us pursuant to this option will terminate on September 19, 2006 or, if earlier, upon the occurrence of (i) an acquisition by a third party of more than 35% of the outstanding shares, or (ii) the first anniversary of a reduction in BMS's ownership interest in us to below 5% for 45 consecutive days.

        Transfers of Shares. Until September 19, 2004, neither BMS nor any of its affiliates may transfer any shares of our common stock or enter into any arrangement that transfers any of the economic consequences associated with the ownership of shares. After September 19, 2004, neither BMS nor any of its affiliates may transfer any shares or enter into any arrangement that transfers any of the economic consequences associated with the ownership of shares, except
(i) pursuant to registration rights granted to BMS with respect to the shares,
(ii) pursuant to Rule 144 under the Securities Act of 1933, as amended or (iii) for certain hedging transactions. Any such transfer is subject to the following limitations: (i) the transferee may not acquire beneficial ownership of more than 5% of the then-outstanding shares of common stock; (ii) no more than 10% of the total outstanding shares of common stock may be sold in any one registered underwritten public offering; and (iii) neither BMS nor any of its affiliates may transfer shares of common stock (except for registered firm commitment underwritten public offerings pursuant to the registration rights described below) or enter into hedging transactions in any twelve-month period that would, individually or in the aggregate, have the effect of reducing the economic exposure of BMS and its affiliates by the equivalent of more than 10% of the maximum number of shares of common stock owned by BMS and its affiliates at any time after September 19, 2001. Notwithstanding the foregoing, BMS Biologics may transfer all, but not less than all, of the shares of common stock owned by it to BMS or to E.R. Squibb or another wholly-owned subsidiary of BMS.

        Registration Rights. We granted BMS customary registration rights with respect to shares of common stock owned by BMS or any of its affiliates.

COMMERCIAL AGREEMENT

        Rights Granted to E.R. Squibb. Pursuant to the Commercial Agreement, as amended on March 5, 2002, we granted to E.R. Squibb (i) the exclusive right to distribute, and the co-exclusive right to develop and promote (together with us) any prescription pharmaceutical product using the compound ERBITUX (the "product") in the United States and Canada, (ii) the co-exclusive right to develop, distribute and promote (together with us and Merck KGaA and its affiliates) the product in Japan, and (iii) the non-exclusive right to use our registered trademarks for the product in the United States, Canada and Japan (collectively, the "territory") in connection with the foregoing. In addition, we agreed not to grant any right or license to any third party, or otherwise permit any third party, to develop ERBITUX for animal health or any other application outside the human health field without the prior consent of E.R. Squibb (which consent may not be unreasonably withheld).

        Rights Granted to the Company. Pursuant to the Commercial Agreement, E.R. Squibb has granted to us and our affiliates a license, without the right to grant sublicenses (other than to Merck KGaA and its affiliates for use in Japan and to any third party for use outside the territory), to use solely for the purpose of developing, using, manufacturing, promoting, distributing and selling ERBITUX or the product, any process, know-how or other invention developed solely by E.R. Squibb or BMS that has general utility in connection with other products or compounds in addition to ERBITUX or the product ("E.R. Squibb Inventions").

        Up-Front and Milestone Payments. The Commercial Agreement provides for up-front and milestone payments by E.R. Squibb to us of $900,000,000 in the aggregate, of which $200,000,000 was paid on September 19, 2001, $140,000,000 was paid on March 7, 2002, $60,000,000 is payable on March 5, 2003, $250,000,000 is payable upon receipt of marketing approval from the FDA with respect to an initial indication for ERBITUX and $250,000,000 is payable upon receipt of marketing approval from the FDA with respect to a second indication for ERBITUX. All such payments are non-refundable and non-creditable.

        Distribution Fees. The Commercial Agreement provides that E.R. Squibb shall pay us distribution fees based on a percentage of "annual net sales" of the product (as defined in the Commercial Agreement) by E.R. Squibb in the United States and Canada. The distribution fee is 39% of net sales in the United States and Canada.

        The Commercial Agreement also provides that the distribution fees for the sale of the product in Japan by E.R. Squibb or ImClone Systems shall be equal to 50% of operating profit or loss with respect to such sales for any calendar month. In the event of an operating profit, E.R. Squibb shall pay us the amount of such distribution fee, and in the event of an operating loss, we shall credit E.R. Squibb the amount of such distribution fee.

        Development of the Product. Responsibilities associated with clinical and other ongoing studies will be apportioned between the parties as determined by the product development committee described below. The Commercial Agreement provides for the establishment of clinical development plans setting forth the activities to be undertaken by the parties for the purpose of obtaining marketing approvals, providing market support and developing new indications and formulations of the product. After transition of responsibilities for certain clinical and other studies, each party will be primarily responsible for performing the studies designated to it in the clinical development plans. In the United States and Canada, E.R. Squibb will be responsible for 100% of the cost of all clinical studies other than those studies undertaken post-launch which are not pursuant to an INDA (e.g. phase IV studies), the cost of which will be shared equally between E.R. Squibb and ImClone Systems. As between E.R. Squibb and ImClone Systems, each will be responsible for 50% of the costs of all studies in Japan. Except as otherwise agreed upon by the parties, we will own all registrations for the product and will be primarily responsible for the regulatory activities leading to registration in each country. E.R. Squibb will be primarily responsible for the regulatory activities in each country after the product has been registered in that country. Pursuant to the terms of the Commercial Agreement, as amended, Andrew G. Bodnar, M.D., J.D., Senior Vice President of Medical and External Affairs of BMS, and a member of our Board of Directors, will oversee the implementation of the clinical and regulatory plan for ERBITUX.

        Distribution and Promotion of the Product. Pursuant to the Commercial Agreement, E.R. Squibb has agreed to use all commercially reasonable efforts to launch, promote and sell the product in the territory with the objective of maximizing the sales potential of the product and promoting the therapeutic profile and benefits of the product in the most commercially beneficial manner. In connection with its responsibilities for distribution, marketing and sales of the product in the territory, E.R. Squibb will perform all relevant functions, including but not limited to the provision of all sales force personnel, marketing (including all advertising and promotional expenditures), warehousing and physical distribution of the product. However, we have the right, at our election and sole expense, to co-promote with E.R. Squibb the product in the territory. Pursuant to this co-promotion option, which we have exercised, we will be entitled on and after April 11, 2002 (at our sole expense) to have our sales force and medical liaison personnel participate in the promotion of the product consistent with the marketing plan agreed upon by the parties, provided that E.R. Squibb will retain the exclusive rights to sell and distribute the product. Except for our expenses incurred pursuant to the co-promotion option, E.R. Squibb will be responsible for 100% of the distribution, sales and marketing costs in the United States and Canada, and as between E.R. Squibb and ImClone Systems, each will be responsible for 50% of the distribution, sales, marketing costs and other related costs and expenses in Japan.

        Manufacture and Supply. The Commercial Agreement provides that we will be responsible for the manufacture and supply of all requirements of ERBITUX in bulk form ("API") for clinical and commercial use in the territory, and that E.R. Squibb will purchase all of its requirements of API for commercial use from us. We will supply API for clinical use at our fully burdened manufacturing cost, and will supply API for commercial use at our fully burdened manufacturing cost plus a mark-up of 10%. The parties intend to negotiate our use of process development at one of BMS's facilities for the support of a non-commercial supply of API. Upon the expiration, termination or assignment of any existing agreements between ImClone Systems and third party manufacturers, E.R. Squibb will be responsible for processing API into the finished form of the product.

        Management. The parties have formed the following committees for purposes of managing their relationship and their respective rights and obligations under the Commercial Agreement:

        - a joint executive committee (the "JEC"), which consists of certain senior officers of each party. The JEC is co-chaired by a representative of each of BMS and us. The JEC is responsible for, among other things, managing and overseeing the development and commercialization of ERBITUX pursuant to the terms of the Commercial Agreement, approving the annual budgets and multi-year expense forecasts, and resolving disputes, disagreements and deadlocks arising in the other committees;

        - a product development committee (the "PDC"), which consists of members of senior management of each party with expertise in pharmaceutical drug development and/or marketing. The PDC is chaired by our representative. The PDC is responsible for, among other things, managing and overseeing the development and implementation of the clinical development plans, comparing actual versus budgeted clinical development and regulatory expenses, and reviewing the progress of the registrational studies;

        - a joint commercialization committee (the "JCC"), which consists of members of senior management of each party with clinical experience and expertise in marketing and sales. The JCC is chaired by a representative of BMS. The JCC is responsible for, among other things, overseeing the preparation and implementation of the marketing plans, coordinating the sales efforts of E.R. Squibb and us, and reviewing and approving the marketing and promotional plans for the product in the territory; and

        - a joint manufacturing committee (the "JMC"), which consists of members of senior management of each party with expertise in manufacturing. The JMC is chaired by our representative (unless a determination is made that a long-term inability to supply API exists, in which case the JMC will be co-chaired by representatives of E.R. Squibb and us). The JMC is responsible for, among other things, overseeing and coordinating the manufacturing and supply of API and the product, and formulating and directing the manufacturing strategy for the product.

        Any matter which is the subject of a deadlock (i.e., no consensus decision) in the PDC, the JCC or the JMC will be referred to the JEC for resolution. Subject to certain exceptions, deadlocks in the JEC will be resolved as follows: (i) if the matter was also the subject of a deadlock in the PDC, by the co-chairperson of the JEC designated by us, (ii) if the matter was also the subject of a deadlock in the JCC, by the co-chairperson of the JEC designated by BMS, or (iii) if the matter was also the subject of a deadlock in the JMC, by the co-chairperson of the JEC designated by us. All other deadlocks in the JEC will be resolved by arbitration.

        Right of First Offer. E.R. Squibb has a right of first offer with respect to our IMC-KDR antibodies should we decide to enter into a partnering arrangement with a third party with respect to IMC-KDR antibodies at any time prior to the earlier to occur of September 19, 2006 and the first anniversary of the date which is 45 days after any date on which BMS's ownership interest in ImClone Systems is less than 5%. If we decide to enter into a partnering arrangement during such period, we must notify E.R. Squibb. If E.R. Squibb notifies us that it is interested in such an arrangement, we will provide our proposed terms to E.R. Squibb and the parties will negotiate in good faith for 90 days to attempt to agree on the terms and conditions of such an arrangement. If the parties do not reach agreement during this period, E.R. Squibb must propose the terms of an arrangement which it is willing to enter into, and if we reject such terms we may enter into an agreement with a third party with respect to such a partnering arrangement (provided that the terms of any such agreement may not be more favorable to the third party than the terms proposed by E.R. Squibb).

        Right of First Negotiation. If, at any time during the restricted period (as defined below), we are interested in establishing a partnering relationship with a third party involving certain compounds or products not related to ERBITUX, the product or IMC-KDR antibodies, we must notify E.R. Squibb and E.R. Squibb will have 90 days to enter into a non-binding heads of agreement with us with respect to such a partnering relationship. In the event that E.R. Squibb and ImClone Systems do not enter into a non-binding heads of agreement, we are free to negotiate with third parties without further obligation to E.R. Squibb. The "restricted period" means the period from September 19, 2001 until the earliest to occur of (i) September 19, 2006, (ii) a reduction in BMS's ownership interest in ImClone Systems to below 5% for 45 consecutive days, (iii) a transfer or other disposition of shares of our common stock by BMS or any of its affiliates such that BMS and its affiliates own or have control over less than 75% of the maximum number of shares of our common stock owned by BMS and its affiliates at any time after September 19, 2001, (iv) an acquisition by a third party of more than 35% of the outstanding Shares, (v) a termination of the Commercial Agreement by BMS due to significant regulatory or safety concerns regarding ERBITUX, or (vi) our termination of the Commercial Agreement due to a material breach by BMS.

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

        Ownership. The Commercial Agreement provides that we will own all data and information concerning ERBITUX and the product and (except for the E.R. Squibb Inventions) all processes, know-how and other inventions relating to the product and developed by either party or jointly by the parties. E.R. Squibb will, however, have the right to use all such data and information, and all such processes, know-how or other inventions, in order to fulfill its obligations under the Commercial Agreement.

        Product Recalls. If E.R. Squibb is required by any regulatory authority to recall the product in any country in the territory (or if the JCC determines such a recall to be appropriate), then E.R. Squibb and ImClone Systems shall bear the costs and expenses associated with such a recall (i) in the United States and Canada, in the proportion of 39% for ImClone Systems and 61% for E.R. Squibb and (ii) in Japan, in the proportion for which each party is entitled to receive operating profit or loss (unless, in the territory, the predominant cause for such a recall is the fault of either party, in which case all such costs and expenses shall be borne by such party).

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

        Termination. Unless earlier terminated pursuant to the termination rights discussed below, the Commercial Agreement expires with regard to the product in each country in the territory on the later of September 19, 2018 and the date on which the sale of the product ceases to be covered by a validly issued or pending patent in such country. The Commercial Agreement may also be terminated prior to such expiration as follows:

        - by either party, in the event that the other party materially breaches any of its material obligations under the Commercial Agreement and has not cured such breach within 60 days after notice;

        - by E.R. Squibb, if the JEC determines that there exists a significant concern regarding a regulatory or patient safety issue that would seriously impact the long-term viability of all products; or

        - by either party, in the event that the JEC does not approve additional clinical studies that are required by the FDA in connection with the submission of the initial regulatory filing with the FDA within 90 days of receiving the formal recommendation of the PDC concerning such additional clinical studies.

        We incurred approximately $16,055,000 in advisor fees associated with consummating the Acquisition Agreement, the Stockholder Agreement and the Commercial Agreement with BMS and its affiliates through December 31, 2001. These costs have been expensed during the year ended December 31, 2001 and included as a separate line item in operating expenses in the consolidated statement of operations.

COLLABORATIONS WITH MERCK KGAA

        ERBITUX License and Development Agreement. In December 1998, we entered into an agreement with Merck KGaA relating to the development and commercialization of ERBITUX. Under this agreement:

        - we retained the rights to market ERBITUX within the United States and Canada;

        - we granted Merck KGaA exclusive rights, except in Japan, to market ERBITUX outside of the United States and Canada;

        - we agreed to seek to supply Merck KGaA, and Merck KGaA agreed to purchase from us, ERBITUX for conducting clinical trials and the commercialization of the product outside of the United States and Canada (which we are now currently supplying to Merck KGaA, and Merck KGaA is currently purchasing from us);

        - we (along with E.R. Squibb pursuant to the terms of the Commercial Agreement) will co-develop and co-market ERBITUX in Japan with Merck KGaA;

        - we granted Merck KGaA an exclusive license outside of the United States and Canada, without the right to sublicense, to apply certain of our patents to a humanized EGF receptor antibody on which Merck KGaA has performed preclinical studies.

        In return, Merck KGaA:

        - has paid to us $30,000,000 in up-front fees and early cash-based milestone payments based upon achievement of certain milestones set forth in the agreement, all of which had been received as of June 2001;

        - will pay to us an additional $30,000,000 assuming achievement of further milestones for which Merck KGaA will receive equity (the "milestone shares") in our company, which will be at prices at varying premiums to the then market price of the common stock depending upon the timing of the achievement of the respective milestones, of which $5,000,000 had been received and 63,027 shares of common stock issued as of March 28, 2002;

        - will fund clinical development of ERBITUX outside of the United States and Canada;

        - is required to pay us royalties on its future sales of ERBITUX outside of the United States and Canada, if any.

        To the extent the milestone shares are issued, then such issuance will be shares of our common stock (or a non-voting security convertible into our common stock). The number of shares issued to Merck KGaA will be determined by dividing the particular milestone payment due by the purchase price of the common stock when the milestone is achieved. The purchase price will relate to the then market price of our common stock, plus a premium which varies, depending upon whether the milestone is achieved early, on-time or late. In August 2001, we received our first equity-based milestone payment totaling $5,000,000 and, accordingly, issued to Merck KGaA 63,027 shares of our common stock. The number of shares issued for this milestone payment was determined using a price of $79.33 per share. During the year ended December 31, 2001, the Company recognized revenue of approximately $1,760,000 representing the excess of the amount paid by Merck KGaA for these shares over the fair value of the Company's common stock.

        In August 2001, ImClone Systems and Merck KGaA amended this agreement to provide, among other things, that Merck KGaA may manufacture ERBITUX for supply in its territory and may utilize a third party to do so upon ImClone Systems' reasonable acceptance. The amendment further released Merck KGaA from its obligations under the agreement relating to providing a guaranty under a $30,000,000 credit facility relating to the build-out of the product launch manufacturing facility. In addition, the amendment provides that the companies have co-exclusive rights to ERBITUX in Japan, including the right to sublicense and Merck KGaA waived its right of first offer in the case of a proposed sublicense by ImClone Systems of ERBITUX in ImClone Systems' territory. In consideration for the amendment, we agreed to a reduction in royalties payable by Merck KGaA on sales of ERBITUX in Merck KGaA's territory.

        If issuing shares of common stock to Merck KGaA would result in Merck KGaA owning greater than 19.9% of our common stock, the milestone shares will be a non-voting preferred stock, or other non-voting stock convertible into our common stock. These convertible securities will not have voting rights. They will be convertible at a price determined in the same manner as the purchase price for shares of our common stock if shares of common stock were to be issued. They will not be convertible into common stock if, as a result of the conversion, Merck KGaA would own greater than 19.9% of our common stock. This 19.9% limitation is in place through December 2002. After this date, Merck KGaA must sell shares it receives as a result of conversion to the extent such shares result in Merck KGaA's owning in excess of 19.9% of our common stock. We have granted Merck KGaA certain registration rights regarding the shares of common stock that it may acquire upon conversion of the milestone shares.

        This agreement may be terminated by Merck KGaA in various instances, including (1) at its discretion on any date on which a milestone is achieved (in which case no milestone payment will be made), or (2) for a one-year period after first commercial sale of ERBITUX in Merck KGaA's territory, upon Merck KGaA's reasonable determination that the product is economically unfeasible (in which case Merck KGaA is entitled to receive back 50% of the cash-based up-front fees and milestone payments then paid to date, but only out of revenues received, if any, based upon a royalty rate applied to the gross profit from ERBITUX sales or a percentage of ERBITUX fees and royalties from a sublicensee on account of the sale of ERBITUX in the United States and Canada).

        Through December 31, 2001, ImClone Systems has received the $30,000,000 in up-front fees and cash-based milestone payments as well as, $5,000,000 of the equity-based milestone payments. Of the cash-based milestone payments received through December 31, 2001, $2,000,000 was received and recognized as revenue in the year ended December 31, 2001. A total of $28,000,000 was received prior to January 1, 2001 and originally recorded as fees potentially refundable to corporate partner and not as revenue due to the fact that they were refundable to Merck KGaA in the event a condition relating to obtaining certain collateral license agreements was not satisfied by us. In March 2001, this condition was satisfied and $24,000,000 in milestone payments was recognized as revenue by us during the three months ended March 31, 2001. The remaining $4,000,000 represents the up-front payment associated with the agreement and has been recorded as deferred revenue.

        BEC2 Research and License Agreement. Effective April 1990, we entered into an agreement with Merck KGaA relating to the development and commercialization of BEC2 and the recombinant gp75 antigen. Under this agreement:

        - we granted Merck KGaA a license, with the right to sublicense, to make, have made, use, sell, or have sold BEC2 and gp75 outside North America;

        - we granted Merck KGaA a license, without the right to sublicense, to use, sell, or have sold, but not to make BEC2 within North America in conjunction with ImClone Systems;

        - we retained the rights, (1) without the right to sublicense, to make, have made, use, sell, or have sold BEC2 in North America in conjunction with Merck KGaA and (2) with the right to sublicense, to make, have made, use, sell, or have sold gp75 in North America;

        - we are required to give Merck KGaA the opportunity to negotiate a license in North America to gp75 before granting such a license to any third party.

        In return, Merck KGaA:

        - has made research support payments to us totaling $4,700,000;

        - is required to make milestone payments to us of up to $22,500,000, of which $4,000,000 has been received through December 31, 2001, based on milestones achieved in the product development of BEC2;

        - is required to make royalty payments to us on all sales of the licensed products outside North America, if any, with a portion of the earlier funding received under the agreement being creditable against the amount of royalties due.

        Merck KGaA is responsible for conducting the clinical trials and regulatory submissions outside North America, and we are responsible for conducting those within North America. Costs worldwide to conduct a multi-site, multinational phase III clinical trial to obtain approval for the indication of the treatment of limited disease small-cell lung carcinoma for BEC2 are the responsibility of Merck KGaA. These include our out-of-pocket costs (but do not include costs of establishing a manufacturing facility) for manufacturing materials for clinical trials, conduct of clinical trials and regulatory submissions (other than drug approval fees, which are the responsibility of Merck KGaA or ImClone Systems in our respective territories). If these expenses, including such expenses of Merck KGaA, exceed DM17,000,000, such excess expenses will be shared 60% by Merck KGaA and 40% by us. This expense level was reached during the fourth quarter of 2000 and all expenses from that point forward are being shared 60% by Merck KGaA and 40% by us. We will negotiate with Merck KGaA the allocation of costs for the conduct of additional clinical trials for other indications. We are responsible for providing the supply of the active agent outside of North America at the expense of Merck KGaA, and the parties intend that the cost of goods sold in North America be paid out of gross sales of any licensed product in North America in accordance with a co-promotion agreement to be negotiated.

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

        In connection with the December 1997 amendment to the agreement with Merck KGaA for BEC2, Merck KGaA purchased from us 400,000 shares of our series A convertible preferred stock (the "series A preferred stock") for a total price of approximately $40,000,000. Of its 400,000 shares of series A preferred stock, Merck KGaA converted 100,000 shares in 1999 and 100,000 shares in 2000 into a total of 2,099,220 shares of common stock. In December 2000, we redeemed the remaining 200,000 outstanding shares of series A preferred stock for a total redemption price of $24,000,000 plus accrued and unpaid dividends of approximately $1,200,000. We also paid Merck KGaA a dividend of approximately $574,000 in connection with the 100,000 shares of series A preferred stock converted in December 2000.

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

        Under the agreement Abbott has paid us up-front fees and research support, and is obligated to pay milestone fees and royalties on sales. In June 1997, we received two milestone payments from Abbott totaling $1,000,000, as a result of a patent issuance in Europe for our RCR technology. This was partially credited against royalties. The issuance of the patent also entitles ImClone Systems to receive royalty payments on sales in covered European countries for products using our RCR technology. In December 1999, a U.S. patent was issued for the RCR technology for which we have received a $500,000 milestone payment from Abbott and have received royalties on sales by Abbott of products using the RCR technology. In February 2000, a Japanese patent was issued on this technology and as a result we received a $250,000 milestone payment. The agreement terminates upon the later of (1) the last to expire of any patents issued covered by the technology or (2) if no patents are granted, twenty years, subject to certain earlier termination provisions contained in the agreement. We have an exclusive worldwide fully paid up license to the RCR technology and the patents issued with respect to it.

        For the year ended December 31, 2001 we earned total revenues of $1,480,000 pursuant to our strategic alliance with Abbott which consisted of royalties.

WYETH

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

        In September 1993, Cyanamid's Lederle-Praxis Biologicals division and ImClone Systems entered into a research collaboration agreement, which by its terms supersedes the earlier agreement as to N. gonorrhea vaccine candidates, but not as to Herpes Simplex Virus vaccine candidates. The successor to Cyanamid, Wyeth (formerly known as American Home Products Corporation), has the responsibility under this agreement to pay research support to us, as well as milestone fees and royalties on sales of any N. gonorrhea vaccine that might arise from the collaboration. In January 1998, this agreement was extended to continue annual research funding payable to us in the amount of $300,000 through September 1999 and to extend the period by which Wyeth was required to have filed an INDA to initiate clinical trials with a vaccine candidate. In October 1999, this milestone was achieved, and Wyeth made a $500,000 payment to us.

        Wyeth has the responsibility under both agreements for conducting pre-clinical and clinical trials of the vaccine candidates, obtaining regulatory approval, and manufacturing and marketing the vaccines. Wyeth is required to pay royalties to us in connection with sales of the vaccines, if any.

        In the year ended December 31, 2001, we recorded no revenues under the Wyeth agreements.

GLAXOSMITHKLINE PLC

        In February 2000, we licensed to GlaxoSmithKline plc (formerly known as SmithKline Beecham) certain patents and patent applications to meningitis antigens along with related know-how and materials, exclusively for the purpose of developing meningitis vaccines. In return we will receive license fees, as well as milestone fees should an antigen or antigens based on our claims be included in its vaccine candidate, and royalties on sales of such vaccine.

        In the year ended December 31, 2001, we recorded revenues of $40,000 under the GlaxoSmithKline plc agreement, which consisted of a license fee.

DAKO CORPORATION

        We have an agreement with DAKO Corporation for the development of an EGF receptor screening kit. Under the terms of the agreement, DAKO will develop the kit, which will be used to screen tumors for expression of EGF receptor to identify patients that may be receptive to treatment with ERBITUX. We selected DAKO to develop the screening kit because of its reputation for quality and its experience in the development of diagnostics for other oncology-related monoclonal antibody therapeutics. A wholly-owned subsidiary of DAKO A/S of Denmark, DAKO is a global provider of cancer diagnostics and research products that use antibodies, nucleic acid probes and proprietary detection technologies to identify specific disease-associated molecules in tissues and cells. In parallel with us, DAKO will be applying to the FDA for approval of the EGF receptor screening kit.

IMMUNEX CORPORATION

        We are the exclusive licensee of a family of patents and patent applications covering the flk-2/flt-3 receptor. The flk-2/flt-3 growth factor is a protein that binds to and activates the flk-2/flt-3 receptor. The flk-2/flt-3 growth factor is owned by Immunex.

        In December 1996, we entered into a non-exclusive license and supply agreement with Immunex Corporation ("Immunex"), under which we granted Immunex an exclusive worldwide license to the flk-2/ flt-3 receptor for the limited use of the manufacture of the flk-2/flt-3 growth factor. Immunex is currently testing the growth factor in human trials for stem cell stimulation and for tumor inhibition. Under this agreement, we receive royalty and licensing fees from Immunex, and Immunex has granted us a license to use the flk-2/flt-3 growth factor for use in our ex vivo research on stem cells. In addition, Immunex has granted us a worldwide non-exclusive license to use and sell the flk-2/flt-3 growth factor, manufactured by Immunex, for ex vivo stem cell expansion, together with an exclusive license to distribute the growth factor with our own proprietary products for ex vivo stem cell expansion. Immunex will also supply flk-2/flt-3 growth factor to us.

The purchase and supply provisions of our original license and supply agreement were renewed for five years from December 2001, and the license remains in force. Immunex's license terminates thirteen years after the first commercial sale of the product.

        In the year ended December 31, 2001, we recorded no revenues under this agreement.

MONSANTO COMPANY

        In July 2000, we entered into two agreements with Monsanto Company, pursuant to which Monsanto will investigate the feasibility of expressing in plants nonglycosylated and glycosylated monoclonal antibodies comparable to ERBITUX. The glycosylated antibody feasibility study provides for up-front and milestone payments by us to Monsanto of up to $335,000 in the aggregate, with $150,000 paid upon signing the agreement. The nonglycosylated antibody feasibility study provides for up-front and milestone payments by us to Monsanto of up to $855,000 in the aggregate, with $150,000 paid upon signing the agreement.

MANUFACTURING

        We own and operate a pilot manufacturing facility for biologics in Somerville, New Jersey for the manufacture of clinical trial materials. At our pilot facility, we previously manufactured a portion of the ERBITUX utilized for clinical trials. We now are using our pilot facility to develop the cell culture and purification process for IMC-KDR antibodies and are in the early stages of production for clinical trials. Our pilot facility is operated in accordance with current Good Manufacturing Practices ("cGMP"), which is a requirement for product manufactured for use in clinical trials and for commercial sale.

        Production in commercial quantities required the expansion of our manufacturing capabilities and the hiring and training of additional personnel. We built a new 80,000 square foot product launch manufacturing facility on our Somerville, New Jersey campus. The manufacturing facility contains three 10,000 liter (working volume) fermenters and is dedicated to the clinical and commercial production of ERBITUX. The construction of the product launch manufacturing facility cost a total of approximately $53,000,000 excluding capitalized interest of approximately $1,966,000. The product launch manufacturing facility was ready for its intended use and put in operation in July 2001. We expect that the product launch manufacturing facility will be included in the resubmission of our BLA and material produced in the product launch manufacturing facility will be used to support ongoing clinical trials and product launch.

        In December 1999, we entered into a development and manufacturing services agreement with Lonza Biologics plc ("Lonza"). This agreement was amended in April 2001 to include additional services. Under the agreement, Lonza is responsible for process development and scale-up to manufacture ERBITUX in bulk form under cGMP conditions. These steps were taken to assure that the manufacturing process would produce bulk material that conforms with our reference material and to support, in part, our regulatory filing with the FDA. As of December 31, 2001, we had incurred approximately $7,030,000 for services provided under the development and manufacturing services agreement. In September 2000, we entered into a three-year commercial manufacturing services agreement with Lonza relating to ERBITUX. This agreement was amended in June 2001 and again in September 2001 to include additional services. As of December 31, 2001, we had incurred approximately $10,313,000 for services provided under the commercial manufacturing services agreement. Under these two agreements, Lonza is manufacturing ERBITUX at the 5,000 liter scale under cGMP conditions and is delivering it to us over a term ending no later than December 2003. The costs associated with both of these agreements are included in research and development expenses when incurred and will continue to be so classified until such time as ERBITUX may be approved for sale or until we obtain obligations from our corporate partners for supply of approved product. In the event of such approval or obligations from our corporate partners, the subsequent costs associated with manufacturing ERBITUX for commercial sale will be included in inventory and expensed as cost of goods sold when sold. In the event we terminate the commercial manufacturing services agreement with Lonza without cause, we will be required to pay 85% of the stated costs for each of the first ten batches cancelled, 65% of the stated costs for each of the next ten batches cancelled and 40% of the stated costs for each of the next six batches cancelled. The batch cancellation provisions for the subsequent batches contained in the amendment to the commercial manufac-turing services agreement require us to pay 100% of the stated costs of cancelled batches scheduled within six months of the cancellation, 85% of the stated costs of cancelled batches scheduled between six and twelve months following the cancellation and 65% of the stated costs of cancelled batches scheduled between twelve and eighteen months following the cancellation. These amounts are subject to mitigation should Lonza use its manufacturing capacity caused by such termination for another customer.

        In December 2001, we entered into an agreement with Lonza to manufacture ERBITUX at the 2,000 liter scale for use in clinical trials by Merck KGaA. As of December 31, 2001, we had incurred approximately $2,483,000 for services provided under this agreement, to be reimbursed by Merck KGaA.

        On January 2, 2002 we executed a letter of intent with Lonza to enter into a long term supply agreement. The long term supply agreement would apply to a large scale manufacturing facility that Lonza is constructing. We expect such facility would be able to produce ERBITUX in 20,000 liter batches. We paid Lonza $3,250,000 for the exclusive rights to reserve and negotiate a long term supply agreement for a portion of the new facility's overall capacity. Under certain conditions, such payment shall be refunded to us. If we enter into a long term supply agreement, such payment will be creditable to us against the 20,000 liter batch price, such credit to be spread evenly over the batches manufactured each year of the initial term of the long term supply agreement.

        If we obtain FDA approval to market ERBITUX prior to the FDA approval required of our product launch manufacturing facility, or if a contract manufacturer retained for such contingency is unable to deliver approved product to ImClone Systems on a timely basis, we may have insufficient quantities of ERBITUX for the product launch. In any event, we will continue to seek to enter into arrangements with contract manufacturers in order to provide a second source of supply for our products as well as additional capacity for the manufacture of our products.

        Engineering plans have been developed relating to a second commercial manufacturing facility that would be a multi-use facility with capacity of up to 110,000 liters (working volume). Such a facility would be built on property we recently purchased that is adjacent to our product launch manufacturing facility. We are proceeding with the construction of the second commercial manufacturing facility.

MARKETING AND SALES

        We intend to develop the capacity to market our cancer therapeutic products directly in the U.S. and Canada. As part of this strategy, we have entered into the Commercial Agreement with BMS and E.R. Squibb pursuant to which we have exercised the right to co-promote ERBITUX in the U.S. and Canada. We also have co-promotion rights for commercialization of our BEC2 cancer vaccine in North America pursuant to our BEC2 agreement with Merck KGaA. In order to develop our internal marketing and sales capabilities, ImClone Systems hired a strategic marketing team with experience in the commercial launch of a monoclonal antibody cancer therapeutic and we intend to build an internal sales force and an infrastructure to support our cancer therapeutic products.

        Pursuant to the terms of the Commercial Agreement, E.R. Squibb has primary responsibility for distribution, marketing and sales of ERBITUX in the territory and will provide sales force personnel and marketing services for ERBITUX. We have the right, at our election and sole expense, to co-promote ERBITUX with E.R. Squibb. Pursuant to this co-promotion option, which we have exercised, we will be entitled on or after April 11, 2002, to have our sales force and medical liaison personnel participate in the promotion of ERBITUX, provided that E.R. Squibb will retain the exclusive rights to sell and distribute the product. Except for our expenses incurred pursuant to the co-promotion option, E.R. Squibb will be responsible for 100% of the distribution, sales and marketing costs in the United States and Canada, and as between E.R. Squibb and ImClone Systems, each will be responsible for 50% of the distribution, sales, marketing costs and other related costs and expenses in Japan.

        We will continue to evaluate future arrangements and opportunities with respect to other products we may develop in order to optimize our profits, distribution, marketing and sales.

PATENTS AND TRADE SECRETS

GENERALLY

        We seek patent protection for our proprietary technology and products in the United States and abroad. Patent applications have been submitted and are pending in the United States, Canada, Europe and Japan, as well as other countries. The patent position of biopharmaceutical firms generally is highly uncertain and involves complex legal and factual questions. Our success will depend, in part, on whether we can:

        - obtain patents to protect our own products

        - obtain licenses to use the technologies of third parties, which may be protected by patents

        - protect our trade secrets and know-how

        - operate without infringing the intellectual property and proprietary rights of others

PATENT RIGHTS; LICENSES

        We currently have exclusive licenses or assignments to 86 issued patents worldwide that relate to our proprietary technology in the United States and foreign countries, 48 of which are issued United States patents. In addition, we currently have exclusive licenses or assignments to approximately 59 families of patent applications.

        ERBITUX(TM). We have an exclusive license from the University of California at San Diego to an issued U.S. patent for the murine form of ERBITUX, our EGF receptor antibody product. We believe that this patent's scope should be its literal claim scope as well as other antibodies not literally embraced but potentially covered under the patent law doctrine of equivalents. Whether or not a particular antibody is found to be an equivalent to the antibodies literally covered by the patent can only be determined at the time of a potential infringement, and in view of the technical details of the potentially infringing antibody in question. Our licensor of this patent did not obtain patent protection outside the U.S. for this antibody.

        We are pursuing additional patent protection relating to the field of EGF receptor antibodies in the treatment of cancer that may limit the ability of third parties to commercialize EGF receptor antibodies for such use. Specifically, we are pursuing patent protection for the use of EGF receptor antibodies in combination with chemotherapy to inhibit tumors or tumor growth. We have exclusively licensed, from Rhone-Poulenc Rorer Pharmaceuticals, now known as Aventis, patent applications seeking to cover the therapeutic use of antibodies to the EGF receptor in conjunction with anti-neoplastic agents. Both a U.S. patent and a Canadian patent were issued in this family and the patent examiner in Europe has indicated an intent to issue a European patent. We have filed additional patent applications based, in part, on our own research that would cover the use of ERBITUX as well as other EGF receptor antibodies in conjunction with radiation therapy, and the use of ERBITUX as well as other EGF receptor inhibitors in refractory patients, either alone or in combination with chemotherapy or radiation therapy. We have also filed patent applications that include claims on the use of conjugated forms of ERBITUX, as well as humanized forms of the antibody and fragments.

        Our license agreements with the University of California, San Diego and Aventis require us to pay royalties on sales of ERBITUX that are covered by these licenses.

        There can be no assurance that patent applications related to the field of antibodies in the treatment of cancer to which our company holds rights will result in the issuance of patents, that any patents issued or licensed to our company related to ERBITUX or its use will not be challenged and held to be invalid or of a scope of coverage that is different from what we believe the patent's scope to be, or that our company's present or future patents related to these technologies will ultimately provide adequate patent coverage for or protection of our company's present or future EGF receptor antibody technologies, products or processes. Since, until recently, patent applications were secret until patents were issued in the U.S., or corresponding applications were published in foreign countries, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first to make our inventions, or that we were the first to file patent applications for such inventions. In addition, patents do not give the holder the right to commercialize technology covered by the patents, should our production or its use be found by a court to be embraced by the patent of another.

        In the event that we are called upon to defend and/or prosecute patent suits and/or related legal or administrative proceedings, such proceedings are costly and time consuming and could result in loss of our patent rights, infringement penalties or both. Litigation and patent interference proceedings could result in substantial expense to us and significant diversion of efforts by our technical and management personnel. An adverse determination in any such interference or in patent litigation, particularly with respect to ERBITUX, to which we may become a party could subject us to significant liabilities to third parties or require us to seek licenses from third parties. If required, the necessary licenses may not be available on acceptable financial or other terms or at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us, in whole or in part, from commercializing our products, which could have a material adverse effect on our business, financial condition and results of operations.

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

        We are aware of a U.S. patent issued to a third party that includes claims covering the use, subject to certain restrictions, of antibodies to the EGF receptor and cytotoxic factors to inhibit tumor growth. Our patent counsel has advised us that in its opinion, subject to the assumptions and qualifications set forth in such opinion, no valid claim of this third party patent is infringed by reason of our manufacture or sale, or medical professionals' use of ERBITUX alone or in combination with chemotherapy or radiation therapy and, therefore, in the event of litigation for infringement of this third party patent, a court should find that no valid claim of this third party patent is infringed. Based upon this opinion, as well as our review, in conjunction with our patent counsel, of other relevant patents, we believe that we will be able to commercialize ERBITUX alone and in combination with chemotherapy and radiation therapy provided we successfully complete our clinical trials and receive the necessary FDA approvals. This opinion of counsel, however, is not binding on any court or the U.S. Patent and Trademark Office. In addition, there can be no assurance that we will not in the future, in the U.S. or any other country, be subject to patent infringement claims, patent interference proceedings or adverse judgments in patent litigation.

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

        An adverse determination by a court in any such patent litigation, or the U.S. Patent and Trademark Office in a patent interference proceeding, particularly with respect to ERBITUX, to which we may become a party would subject us to significant liabilities to third parties or require us to seek licenses from third parties, or loss in whole or part of our ability to continue to sell our product. If required, the necessary licenses may not be available on acceptable terms or at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us, in whole or in part, from commercializing our products, which could have a material adverse effect on our business, financial condition and results of operations.

        ERBITUX is a "chimerized" monoclonal antibody, which means it is made of antibody fragments derived from more than one type of animal. Patents have been issued to other biotechnology companies that relate to chimerized antibodies or their manufacture. Therefore, we may be required to obtain licenses under these patents before we can commercialize our own chimerized monoclonal antibodies, including ERBITUX. We cannot be certain that we will ever be able to obtain such patent licenses related to chimerized monoclonal antibodies in the U.S. or in other territories of the world where we would want to commercialize ERBITUX. Even if we are able to obtain other licenses as requested, there can be no assurance that our company would be able to obtain a license on financial or other terms acceptable to our company or that we would be able to successfully redesign our products or processes to avoid the scope of such patents. In either such case, such inability would have a material adverse effect on our business, financial condition and results of operations. We cannot guarantee that the cost of such licenses would not materially affect the ability to commercialize ERBITUX.

        BEC2. We have exclusively licensed from Memorial Sloan-Kettering Cancer Center a family of patents and patent applications relating to our BEC2 monoclonal anti-idiotypic antibody. We know that others have been issued patents in the U.S. and Europe relating to anti-idiotypic antibodies or their use for the treatment of tumors. These patents could be alleged by the third party patent holders in a suit for patent infringement to be valid and to cover BEC2 or certain uses of BEC2. We have entered into a license agreement with Merck KGaA, which entitles Merck KGaA to market BEC2 worldwide with the exception of North America, while we are entitled to co-promote BEC2 in North America. Merck KGaA, our licensee of BEC2, has informed us that it has obtained non-exclusive, worldwide licenses to some of these patents in order for Merck KGaA to market BEC2 within its territory.

        Our license from Memorial Sloan-Kettering Cancer Center requires us to pay royalties on sales of BEC2.

        Even if the BEC2-related patent applications mature into issued patents, there can be no assurance that others will not be, or have not been, issued patents that may prevent the sale of one or more of our company's products or the practice of one or more of our company's processes, or require licensing and the payment of significant fees or royalties by our company to third parties in order to enable us to conduct its business.

        There can be no assurance that our company will not be subject to claims that one or more of its products or processes infringe other patents or violate the proprietary rights of third parties. In the event that we are called upon to defend and/or prosecute patent suits the related legal and administrative proceedings would be costly and time consuming and could result in loss of patent rights, infringement penalties or both. In addition, defense and prosecution of patent suits can result in the diversion of substantial financial, management and other resources from our company's other activities. An adverse outcome could subject our company to significant liability to third parties, require our company to obtain licenses from third parties, or require our company to cease any related product development activities or product sales.

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

        ANGIOGENESIS INHIBITORS. With respect to our research on inhibitors to angiogenesis based on the flk-1 receptor, we are the exclusive licensee from Princeton University of a family of patents and patent applications covering recombinant nucleic acid molecules that encode the flk-1 receptor and antibodies to extracellular portions of the receptor and its human homolog, KDR. We are also the assignee of a family of patents and patent applications filed by our scientists generally related to angiogenesis-inhibiting antibodies to receptors that bind VEGF as covered by the claim language, which is not presented herein. One of the patents licensed from Princeton University claims the use of flk-1 receptor antibodies to isolate cells expressing the flk-1receptor on their cell surfaces. Additionally, we are a co-owner of a patent application claiming the use of flk-1/KDR receptor antibodies to isolate endothelial stem cells that express flk-1/KDR on their cell surfaces. At present, we are seeking exclusive rights to this invention from the co-owners.

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

        IMC-1C11 is a phage-derived antibody, which means it is made using phage technology. Patents have been issued to biotechnology companies that relate to phage-derived antibodies and their manufacture. We are additionally developing other IMC-KDR antibodies that are phage-derived, therefore, we may be required to obtain licenses under these patents before we can commercialize certain phage-derived antibodies.

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

        There can be no assurance that our company will not be subject to claims that one or more of our products or processes infringe other patents or violate the proprietary rights of third parties. In the event that we are called upon to defend and/or prosecute patent suits the related legal and administrative proceedings would be costly and time consuming and could result in loss of patent rights, infringement penalties or both. In addition, defense and prosecution of patent suits can result in the diversion of substantial financial, management and other resources from our company's other activities. An adverse outcome could subject our company to significant liability to third parties, require our company to obtain licenses from third parties, or require our company to cease any related product development activities or product sales.

        VE-CADHERIN. We have been assigned the exclusive rights to VE-cadherin-2, antibodies and we have an exclusive license to the patent rights pertaining to VE-cadherin for the treatment of cancer in humans. These two families of patent applications cover cadherin molecules that are involved in endothelial cell interactions. These interactions are believed to be involved in angiogenic processes. The subject patent applications also cover antibodies that bind to, and affect, the cadherin molecules.

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

        Even if the diagnostics-related patent applications mature into issued patents, there can be no assurance that others will not be, or have not been, issued patents that may prevent the commercial development of one or more of the technologies included in the diagnostics program or practice of one or more of the technologies included in the diagnostics program, or require licensing and the payment of significant fees or royalties by our company to third parties in order to enable us to conduct our business.

        There can be no assurance that our company will not be subject to claims that one or more of our products or processes infringe other patents or violate the proprietary rights of third parties. In the event that we are called upon to defend and/or prosecute patent suits the related legal and administrative proceedings would be costly and time consuming and could result in loss of patent rights, infringement penalties or both. In addition, defense and prosecution of patent suits can result in the diversion of substantial financial, management and other resources from our company's other activities. An adverse outcome could subject our company to significant liability to third parties, require our company to obtain licenses from third parties, or require our company to cease any related product development activities or product sales.

        TRADEMARKS. ERBITUX, IMCLONE, IMCLONE SYSTEMS, IMCLONE SYSTEMS INCORPORATED, ENDOCLONE and the ANTIBODY DESIGN (Orange), our corporate icon, are trade and/or service marks of ImClone Systems. Applications are pending or registrations have been issued for various of these marks in the United States and/or foreign jurisdictions.

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

GOVERNMENT REGULATION

        The research and development, manufacture and marketing of human therapeutic and diagnostic products are subject to regulation, primarily by the FDA in the United States and by comparable authorities in other countries. These national agencies and other federal, state and local entities regulate, among other things, research and development activities (including testing in animals and in humans) and the testing, manufacturing, handling, labeling, storage, record keeping, approval, advertising and promotion of the products that we are developing. Noncompliance with applicable requirements can result in various adverse consequences, including, delay in approving or refusal to approve product licenses or other applications, suspension or termination of clinical investigations, revocation of approvals previously granted, fines, criminal prosecution, recall or seizure of products, injunctions against shipping products and total or partial suspension of production and/or refusal to allow a company to enter into governmental supply contracts.

        The process of obtaining requisite FDA approval has historically been costly and time consuming. Current FDA requirements for a new human drug or biological product to be marketed in the United States include: (1) the successful conclusion of pre-clinical laboratory and animal tests, if appropriate, to gain preliminary information on the product's safety; (2) filing with the FDA of an Investigational New Drug Application, commonly known as an INDA, to conduct human clinical trials for drugs or biologics; (3) the successful completion of adequate and well-controlled human clinical investigations to establish the safety and efficacy of the product for its recommended use; and (4) filing by a company and acceptance and approval by the FDA of a New Drug Application ("NDA") for a drug product or a Biological License Application ("BLA") for a biological product to allow commercial distribution of the drug or biologic.

        Pre-clinical tests include the evaluation of the product in the laboratory and in animal studies to assess the potential safety and efficacy of the product and its formulation. The results of the pre-clinical tests are submitted to the FDA as part of an INDA to support the evaluation of the product in human subjects or patients.

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

        The FDA's Guidelines for Industry Fast Track Development Programs require that a clinical development program must continue to meet the criteria for Fast Track designation for an application to be reviewed under the Fast Track Program. Previously, the FDA approved cancer therapies primarily based on patient survival rates or data on improved quality of life. While the FDA could consider evidence of partial tumor shrinkage, which is often part of the data relied on for approval, such information alone was usually insufficient to warrant approval of a cancer therapy, except in limited situations. Under the FDA's new policy, which became effective on February 19, 1998, fast track designation ordinarily allows a product to be considered for accelerated approval through the use of surrogate endpoints to demonstrate effectiveness. As a result of these provisions, the FDA has broadened authority to consider evidence of partial tumor shrinkage or other surrogate endpoints of clinical benefit for approval. This new policy is intended to facilitate the study of cancer therapies and shorten the total time for marketing approvals. Under accelerated approval, the manufacturer must continue with the clinical testing of the product after marketing approval to validate that the surrogate endpoint did predict meaningful clinical benefit. We intend to take advantage of the fast track programs; however, it is too early to tell what effect, if any, these provisions may have on the approval of our product candidates.

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

        Sales outside the United States of products we develop will also be subject to regulatory requirements governing human clinical trials and marketing for drugs and biological products and devices. The requirements vary widely from country to country, but typically the registration and approval process takes several years and requires significant resources. In most cases, if the FDA has not approved a product for sale in the United States the product may be exported to any country if it complies with the laws of that country and has valid marketing authorization by the appropriate authority (i) in Canada, Australia, New Zealand, Japan, Israel, Switzerland or South Africa, or (ii) in the European Union or a country in the European Economic Area if the drug is marketed in that country or the drug is authorized for general marketing in the European Economic Area. There are specific FDA regulations that govern this process.

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

ENVIRONMENTAL AND SAFETY MATTERS

        We use hazardous chemicals, viruses and various radioactive isotopes and compounds in our research and development activities. Accordingly, we are subject to regulations under federal, state and local laws regarding employee safety, environmental protection and hazardous substance control, and to other present and possible future federal, state and local regulations. We have in place safety procedures for storing, handling and disposing of these materials and to provide, in general, a safe working environment. However, we cannot completely eliminate the risk of contamination or injury. We could be held liable for any resulting damages, injuries or civil penalties, and our trials could be suspended. In addition, environmental laws or regulations may impose liability for the clean-up of contamination at properties we own or operate, regardless of fault.

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

        We are aware of certain products under development or manufactured by competitors that are used for the prevention, diagnosis, or treatment of certain diseases we have targeted for product development. Various companies are developing biopharmaceutical products that potentially directly compete with our product candidates. These include areas such as (1) the use of small molecules to the receptor or antibodies to those receptors to treat cancer, (2) the use of anti-idiotypic antibody or recombinant antigen approaches to cancer vaccine therapy, (3) the development of inhibitors to angiogenesis, and (4) the use of hematopoietic growth factors to treat blood system disorders to or for stem cell or gene therapy. Some of these product candidates are in advanced stages of clinical trials. We are aware of at least four companies that have potential antibody and small-molecule product candidates in clinical testing that may compete with our lead drug candidate, ERBITUX. The companies are (1) AstraZeneca PLC, (2) OSI Pharmaceuticals Inc. in collaboration with Genentech, Inc. (3) Abgenix, Inc. and (4) Pfizer/Warner-Lambert.

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

HUMAN RESOURCES

        We initiated our in-house research and development in 1986. We have assembled a scientific staff with a variety of complementary skills in a broad base of advanced research technologies, including oncology, immunology, molecular and cell biology, antibody engineering, protein and medicinal chemistry and high-throughput screening. We have also recruited a staff of technical and professional employees to carry out manufacturing of clinical trial materials at our Somerville, New Jersey facilities. Of our 399 full-time personnel on March 28, 2002, 223 were employed in our product development, clinical and manufacturing programs, 78 in research, and 98 in administration. Our staff includes 37 persons with Ph.D.s and 5 with M.D.s.

ITEM 2.  PROPERTIES

180 VARICK STREET, NEW YORK, NEW YORK

        We have occupied two contiguous leased floors at 180 Varick Street in New York City since 1986. The property currently serves as our corporate headquarters and research facility. The current lease for the two floors was effective as of January 1, 1999 and expires in December 2004. The rent under the lease increases by 3% per year. During 2000, we completed renovations of this facility to better fit our needs at a cost of approximately $2,800,000. In December 2000, we modified our lease to provide for another approximately 1,800 square feet on a contiguous floor for an initial annual rent of $63,000, which increases annually by 3%. Rent expense for the Varick Street facility was approximately $946,000 for the year ended December 31, 2001.

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

BROOKLYN, NEW YORK

        On May 1, 2001, we leased a 4,000 square foot portion of a 15,000 square foot building known as 710 Parkside Avenue, Brooklyn, New York and we have leased an adjacent 6,250 square foot building known as 313-315 Clarkson Avenue, Brooklyn, New York, (collectively "the premises"). The term of the lease is for five years with five successive one year extensions. The initial annual lease rate is $9 per square foot or $92,250 annually until six months after we have received all necessary permits for our improvements to the premises at which time the annual base rent will be $18 per square foot or $184,500 annually. When improvements are completed, the premises will serve as our new chemistry and high throughput screening facility. We expect to relocate our chemistry and high throughput screening personnel from 180 Varick Street to the premises during the second quarter of this year. In the year ended December 31, 2001, we incurred rent expense for the premises of $113,000.

325 SPRING STREET, NEW YORK, NEW YORK

        In October 2001, we entered into a sublease for a four story building located at 325 Spring Street, New York, New York to serve as our future corporate headquarters and research facility. The space, to be designed and improved by us in the future, includes between 75,000 and 100,000 square feet of usable space, depending on design, and includes possible additional expansion space. The sublease has a term of 22 years, followed by two five year renewal option periods. The future minimum lease payments are approximately $51,025,000 over the term of the sublease. In order to induce the sublandlord to enter into the sublease, we made a loan to and accepted from the sublandlord a $10,000,000 note receivable. The note is secured by a leasehold mortgage on the prime lease as well as a collateral assignment of rents by the sublandlord. The note is payable over 20 years and bears interest at 5 1/2% in years one through five, 6 1/2% in years six through ten, 7 1/2% in years eleven through fifteen and 8 1/2% in years sixteen through twenty. In addition, we paid the owner of the building a consent fee in the amount of $500,000. In the year ended December 31, 2001, we incurred rent expense of $414,000 for this sublease.

22 CHUBB WAY, SOMERVILLE, NEW JERSEY

        In 1992, we acquired a 5.1 acre parcel of land and a 54,400 square foot building located at 22 Chubb Way, Somerville, New Jersey at a cost to us of approximately $4,665,000, including expenses. We have retrofitted the building to serve as our pilot facility for clinical trial manufacturing. When purchased, the facility had in place various features, including clean rooms, air handling, electricity, and water for injection systems and administrative offices. The cost for completion of facility modifications was approximately $5,400,000. We currently operate the facility to develop and manufacture materials for a portion of our clinical trials. Under certain circumstances, we also may use the facility for the manufacturing of commercial products. In January 1998, we completed the construction and commissioning of a 1,750 square foot process development center at this facility dedicated to manufacturing process optimization for existing products and the pre-clinical and phase I development of new biological therapeutics.

36 CHUBB WAY, SOMERVILLE, NEW JERSEY

        We built a new 80,000 square foot product launch manufacturing facility adjacent to the pilot facility in Somerville, New Jersey. The product launch manufacturing facility was built on a 5.7 acre parcel of land we purchased in December 1999 for approximately $700,000. The product launch manufacturing facility contains three 10,000 liter (working volume) fermenters and is dedicated to the clinical and commercial production of ERBITUX(TM). The product launch manufacturing facility was ready for its intended use and put in operation in July 2001. The product launch manufacturing facility cost a total of approximately $53,000,000 excluding capitalized interest of approximately $1,966,000.

50 CHUBB WAY, SOMERVILLE, NEW JERSEY

        We have completed conceptual design and preliminary engineering plans and are currently reviewing detailed design plans for, and proceeding with construction of, the second commercial manufacturing facility. The second commercial manufacturing facility would be a multi-use facility with capacity of up to 110,000 liters (working volume). The facility would be built on a 7.12 acre parcel of land that we purchased in July 2000 for approximately $950,000, which is the parcel immediately to the west of 36 Chubb Way. We have broken ground on the initial construction of the second commercial manufacturing facility. The cost of this facility, for two completely fitted out suites and a third suite with utilities only, is expected to be approximately $225,000,000, excluding capitalized interest. We have incurred approximately $30,414,000 in costs through December 31, 2001.

41 CHUBB WAY, SOMERVILLE, NEW JERSEY

        In September 2000, we entered into a one-year lease with GM Stainless, Inc. for approximately 7,600 square feet of office space in a building across the street from the product launch manufacturing facility in order to house the additional personnel being hired in connection with our expansion of our clinical, medical and regulatory affairs functions. The lease will automatically renew each year for up to three additional years unless terminated three months prior to the expiration of that year. In the year ended December 31, 2001, we incurred rent expense of $103,000.

CHUBB WAY PARKING LOT

        On May 2, 2001, we purchased a 4.45 acre parcel of land on Chubb Way, which is the parcel immediately to the east of 22 Chubb Way for approximately $597,000. We intend to use this property for a future parking lot for our Somerville campus.

LOGISTICS BUILDING

        On January 31, 2002, we purchased a 7.5 acre parcel of land located at 1181 Route 202, which is the parcel immediately to the north of 36 Chubb Way and immediately to the East of 50 Chubb Way. The parcel includes a 50,000 square foot building, 40,000 square feet of which is warehouse space and 10,000 square feet of which is office space. The purchase price for the property and improvements was approximately $7,000,000. We intend to use this property for warehousing and logistics for our Somerville campus.

ITEM 3.  LEGAL PROCEEDINGS

A. LITIGATION

1. FEDERAL SECURITIES CLASS ACTIONS

        A number of complaints asserting claims under Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act have been filed in the U.S. District Court for the Southern District of New York against us and certain of our directors and officers on behalf of purported classes of our shareholders. The first-filed of these actions, which was filed on approximately January 7, 2002, is captioned Irvine v. ImClone Systems Inc., et al., No. 02 Civ. 0109
(RO). Several plaintiffs in these actions have filed motions that, if granted will result in the consolidation of these and any subsequently-filed actions that assert similar claims under the caption In re ImClone Systems Incorporated Securities Litigation. The complaints in these actions allege generally that various public statements made by us or our senior officers during 2001 and early 2002 regarding the prospects for FDA approval of ERBITUX(TM) were false or misleading when made, that various Company insiders were aware of material, non-public information regarding the actual prospects for ERBITUX at the time that those insiders engaged in transactions in our common stock and that members of the purported shareholder class suffered damages when the market price of our common stock declined following disclosure of the information that allegedly had not been previously disclosed. On December 28, 2001, we disclosed that we had received a "refusal to file" letter from the FDA relating to our biologics license application for ERBITUX. Thereafter, various news articles purported to describe the contents of the FDA's "refusal to file" letter. During this period, the market price of our common stock declined. The complaints in the various actions seek to proceed on behalf of a class of our present and former shareholders, other than defendants or persons affiliated with the defendants, seek monetary damages in an unspecified amount and seek recovery of plaintiffs' costs and attorneys' fees.

2. DERIVATIVE ACTIONS

        Beginning on January 13, 2002 and continuing thereafter, six separate purported shareholder derivative actions have been filed against the members of our Board of Directors and the Company, as nominal defendant, advancing claims based on allegations similar to the allegations in the federal securities class action complaints. Three of these derivative cases were filed in the Delaware Court of Chancery and have been consolidated in that court under the caption In re ImClone Systems Incorporated Derivative Litigation, Cons. C.A. No. 19341-NC. In addition, two purported derivative actions have been filed in the U.S. District Court for the Southern District of New York, styled Lefanto v. Waksal, et al., No. 02 Civ. 0163 (LLS), and Forbes v. Barth, et al., No. 02 Civ. 1400
(RO), and a sixth purported derivative action has been filed in New York State Supreme Court in Manhattan, styled Boghosian v. Barth, et al., Index No. 100759/02. All of these actions assert claims, purportedly on our behalf, for breach of fiduciary duty by certain members of the Board of Directors based on the allegation, among others, that certain directors engaged in transactions in our common stock while in possession of material, non-public information concerning the regulatory and marketing prospects for ERBITUX. A seventh complaint, purportedly asserting direct claims on behalf of a class of the Company's shareholders but in fact asserting derivative claims that are similar to those asserted in these six cases, was filed in the U.S. District Court for the Southern District of New York on February 13, 2002, styled Dunlap v. Waksal, et al., No. 02 Civ. 1154 (RO). The Dunlap complaint asserts claims against the Board of Directors for breach of fiduciary duty purportedly on behalf of all persons who purchased shares of the Company's common stock prior to June 28, 2001 and then held those shares through December 6, 2001. It alleges that the members of the purported class suffered damages as a result of holding their shares based on allegedly false information about the financial prospects of the Company that was disseminated during this period.

        All of these actions are in their earliest stages. We intend to contest vigorously the claims asserted in these actions.

B. GOVERNMENT INQUIRIES AND INVESTIGATIONS

        As previously reported, we have received subpoenas and requests for information in connection with investigations by the Securities Exchange Commission, the Subcommittee on Oversight and Investigations of the U.S. House of Representatives Committee on Energy and Commerce and the U.S. Department of Justice relating to the circumstances surrounding the disclosure of the FDA letter dated December 28, 2001 and trading in our securities by certain Company insiders in 2001. We are cooperating with all of these inquiries and intend to continue to do so.

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

                                                               HIGH     LOW
                                                               ----     ---
Year ended December 31, 2001
  First Quarter.............................................  $44.25   $23.38
  Second Quarter............................................  $56.30   $26.50
  Third Quarter.............................................  $59.69   $40.80
  Fourth Quarter............................................  $75.45   $43.35

                                                               HIGH     LOW
                                                               ----     ---
Year ended December 31, 2000
  First Quarter.............................................  $85.99   $17.00
  Second Quarter............................................  $52.41   $30.19
  Third Quarter.............................................  $62.94   $30.75
  Fourth Quarter............................................  $69.13   $30.81

        On March 28, 2002, the closing price of our common stock was $24.63.

STOCKHOLDERS

        As of the close of business on March 28, 2002, there were approximately 330 holders of record of our common stock. We estimate that there are approximately 41,200 beneficial owners of our common stock.

DIVIDENDS

        We have never declared cash dividends on our common stock and have no present intention of declaring such cash dividends in the foreseeable future.

RECENT SALES BY THE COMPANY OF UNREGISTERED SECURITIES

        In 2001, we issued an aggregate of 1,218,600 shares of unregistered common stock to holders of warrants upon exercise of such warrants for a total purchase price of approximately $1,400,000 which were consummated as private sales under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

                                                        YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------
                                           2001        2000       1999       1998       1997
                                         ---------   --------   --------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues..............................   $  33,219   $  1,413   $  2,143   $  4,193   $  5,348
Operating expenses:
     Research and development.........      96,085     57,384     30,027     21,049     16,455
     Marketing, general and
       administrative.................      23,072     16,651      9,354      7,145      5,356
     Expense associated with BMS
       acquisition, stockholder and
       commercial agreements..........      16,055         --         --         --         --
                                         ---------   --------   --------   --------   --------
          Total operating expenses....     135,212     74,035     39,381     28,194     21,811
                                         ---------   --------   --------   --------   --------
               Operating loss.........    (101,993)   (72,622)   (37,238)   (24,001)   (16,463)
                                         ---------   --------   --------   --------   --------
          Net interest and other
            (income) expense(1).......         236     (4,867)    (2,627)    (2,619)      (972)
                                         ---------   --------   --------   --------   --------
               Loss before cumulative
                 effect of change in
                 accounting policy....    (102,229)   (67,755)   (34,611)   (21,382)   (15,491)
               Cumulative effect of
                 change in accounting
                 policy for the
                 recognition of
                 upfront non-
                 refundable fees......          --     (2,596)        --         --         --
                                         ---------   --------   --------   --------   --------
               Net loss...............    (102,229)   (70,351)   (34,611)   (21,382)   (15,491)
Preferred dividends...................          --      6,773      3,713      3,668        163
                                         ---------   --------   --------   --------   --------
               Net loss to common
                 stockholders.........   $(102,229)  $(77,124)  $(38,324)  $(25,050)  $(15,654)
                                         =========   ========   ========   ========   ========
Net loss per common share:
     Basic and diluted:
          Loss before cumulative
            effect of change in
            accounting policy.........   $   (1.47)  $  (1.18)  $  (0.75)  $  (0.52)  $  (0.33)
          Cumulative effect of change
            in accounting policy......          --      (0.04)        --         --         --
                                         ---------   --------   --------   --------   --------
          Basic and diluted net loss
            per common share..........   $   (1.47)  $  (1.22)  $  (0.75)  $  (0.52)  $  (0.33)
                                         =========   ========   ========   ========   ========
Weighted average shares outstanding...      69,429     63,030     50,894     48,602     46,914

                                                               DECEMBER 31,
                                         ---------------------------------------------------------
                                           2001        2000        1999        1998        1997
                                         ---------   ---------   ---------   ---------   ---------
                                                              (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and securities....................  $ 333,986   $ 297,169   $ 119,368   $  46,739   $  59,610
Working capital........................    295,370     221,846      97,064      35,073      56,671
Total assets...........................    474,202     371,491     145,694      62,252      75,780
Long-term obligations..................    242,279     242,688       3,335       3,746       3,430
Deferred revenue.......................    203,496       2,434          --          75         208
Accumulated deficit....................   (346,037)   (243,808)   (173,457)   (138,846)   (117,464)
Stockholders' equity (deficit).........  $  (5,174)  $  43,432   $ 112,298   $  45,174   $  68,226

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

CRITICAL ACCOUNTING POLICIES

        During January 2002, the Securities and Exchange Commission ("SEC") published a Commission Statement in the form of Financial Reporting Release No. 61 which requested that all registrants discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC has defined critical accounting policies as those that are both important to the portrayal of a company's financial condition and results, and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While our significant accounting policies are summarized in Note 2 to our consolidated financial statements included in this Form 10-K, we believe the following accounting policies to be critical:

        Revenue -- We adopted Staff Accounting Bulletin No. 101 ("SAB 101") in the fourth quarter of 2000 with an effective date of January 1, 2000, implementing a change in accounting policy with respect to revenue recognition. Beginning January 1, 2000, nonrefundable fees received upon entering into collaborative agreements where the Company has continuing involvement are recorded as deferred revenue and recognized over the estimated service period.

        Payments received under the development, promotion, distribution and supply agreement (the "Commercial Agreement") dated September 19, 2001 with Bristol-Myers Squibb Company ("BMS") and E.R. Squibb & Sons, L.L.C., a Delaware limited liability company and a wholly-owned subsidiary of BMS ("E.R. Squibb"), relating to ERBITUX, are being deferred and recognized as revenue based upon the actual product research and development costs incurred to date by BMS, E.R. Squibb and ImClone Systems as a percentage of the estimated total of such costs to be incurred over the term of the agreement. Of the $200,000,000 upfront payment we received from BMS in September 2001, approximately $2,553,000 was recognized as revenue during the year ended December 31, 2001.

        The methodology used to recognize revenue previously deferred involves a number of estimates and judgments, such as the estimate of total product research and development costs to be incurred under the Commercial Agreement. Changes in these estimates and judgments can have a significant effect on the timing of when revenue is recognized.

        Non-refundable milestone payments, which represent the achievement of a significant step in the research and development process, pursuant to collaborative agreements, other than the Commercial Agreement with BMS, are recognized as revenue upon the achievement of the specified milestone.

        Research and development funding revenue is derived from collaborative agreements and is recognized in accordance with the terms of the respective contracts. Royalty revenue is recognized when earned and collection is probable.

        Litigation -- We are currently involved in certain legal proceedings as discussed in "Contingencies" Note 13 to the financial statements and Item 3 of this 10-K. In accordance with Statement of Financial Accounting Standards No. 5, no legal reserve has been established in our financial statements for these matters because we do not believe that a loss is probable at this time. However, if we deem it probable that an unfavorable ruling in any such legal proceeding will occur, there exists the possibility of a material adverse impact on the operating results of that period.

        Long-Lived Assets -- We review long-lived assets for impairment when events or changes in business conditions indicate that their full carrying value may not be recovered. Assets are considered to be impaired and written down to fair value if expected associated undiscounted cash flows are less than carrying amounts. Fair value is generally the present value of the expected associated cash flows. We recently built a product launch manufacturing facility and are building a second commercial manufacturing facility which are summarized in Note 4 to the financial statements. The product launch manufacturing facility is dedicated to the clinical and commercial production of ERBITUX and the second commercial manufacturing facility will be a multiuse production facility. ERBITUX is currently being produced for clinical trials and potential commercialization. We believe that ERBITUX will ultimately be approved for commercialization. As such, we believe that the full carrying value of both the product launch manufacturing facility and the second commercial manufacturing facility will be recovered. Changes in business conditions in the future could change our judgements about the carrying value of these facilities which could result in the recognition of material impairment losses.

        Manufacturing Contracts -- As summarized under Contract Services in "Commitments", Note 14 to the financial statements, we have entered into certain development and manufacturing services agreements with Lonza Biologics plc ("Lonza") for the clinical and commercial production of ERBITUX. We have commitments from Lonza to manufacture ERBITUX at the 5,000 liter scale through December 2003. On December 31, 2001, the estimated remaining future commitments under the amended commercial manufacturing services agreement with Lonza were $42,563,000 in 2002 and $10,175,000 in 2003. If ERBITUX were not to receive regulatory approval when anticipated it is possible that a liability would need to be recognized for any remaining commitments to Lonza.

        Valuation of Stock Options -- We apply APB Opinion No. 25 and related interpretations in accounting for our stock options and warrants. Accordingly, compensation expense is recorded on the date of grant of an option to an employee or member of the Board of Directors only if the fair market value of the underlying stock at the time of grant exceeded the exercise price. Had we applied the fair-value-based-method as defined in SFAS No. 123 instead of APB Opinion No. 25, our net loss to common stockholders in 2001, 2000 and 1999 would have been increased by approximately $67,244,000, $33,730,000 and $9,282,000, respectively. In addition, we have granted options to certain Scientific Advisory Board members and outside consultants, which are required to be measured at fair value. Estimating the fair value of equity securities involves a number of judgements and variables that are subject to significant change. A change in the fair value estimate could have a significant effect on the amount of compensation expense recognized. See Note 11(d).

        Production Costs -- The costs associated with the manufacture of ERBITUX are included in research and development expenses when incurred and will continue to be so classified until such time as ERBITUX may be approved for sale or until we obtain obligations from our corporate partners for supply of such product. In the event of such approval or obligations from our corporate partners, the subsequent costs associated with manufacturing ERBITUX for commercial sale will be included in inventory and expensed as cost of goods sold when sold. If ERBITUX is approved by the United States Food and Drug Administration ("FDA"), any subsequent sale of this inventory, previously expensed, will result in revenue from product sales with no corresponding cost of goods sold.

RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS:

        In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual value, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company does not have any goodwill or other intangible assets acquired in business combinations.

        In August 2001 the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for

Long-Lived Assets to Be Disposed Of. However, SFAS 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, SFAS 144 retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in distribution to owners) or is classified as held for sale. SFAS 144 also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a temporarily controlled subsidiary. The Company is required to adopt SFAS 144 effective January 1, 2002. We do not expect the adoption of SFAS 144 for long-lived assets held for sale to have a material impact on our consolidated financial statements because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121.

OVERVIEW AND RISK FACTORS

        We are a biopharmaceutical company whose mission is to advance oncology care by developing a portfolio of targeted biologic treatments, which address the unmet medical needs of patients with a variety of cancers. Our three programs include growth factor blockers, cancer vaccines and angiogenesis inhibitors. Since our inception in April 1984, we have devoted substantially all of our efforts and resources to research and development conducted on our own behalf and through collaborations with corporate partners and academic research and clinical institutions. We have not derived any revenue from commercial product sales. As a result of our substantial research and development costs, we have incurred significant operating losses and we have generated a cumulative net loss of approximately $346,000,000 for the period from our inception to December 31, 2001. We expect to incur additional operating losses, which could be substantial.

        Substantially all of our revenues were generated from collaborative arrangements with our partners. Such revenues, as well as our results of operations, have fluctuated and are expected to continue to fluctuate significantly from period to period due to:

        - the status of development of our various product candidates;

        - the time at which we enter into collaborative arrangements with corporate partners that provide for payments to us, and the timing and accounting treatment of payments to us under these agreements;

        - whether or not we achieve specified research or commercialization milestones;

        - timely payment by our corporate partners of amounts payable to us;

        - the addition or termination of research programs or funding support;

        - variations in the level of expenses related to our proprietary product candidates during any given period.

        To be commercialized our product candidates will require additional development and clinical testing. Generally, to make a profit we will need to successfully develop, test, introduce and market our products. It is not certain that any of our products will be successfully developed or that required regulatory approvals to commercialize them can be obtained. Further, even if we successfully develop a product, there is no assurance that we will be able to successfully manufacture or market that product or that potential customers will buy it.

        In December 1998, we entered into an agreement with Merck KGaA, a Germany-based drug company, relating to the development, marketing and sale of ERBITUX. Under the terms of this agreement (which were subsequently amended in August 2001, see below): (1) we retained the rights to develop and market ERBITUX within the United States and Canada (which we subsequently licensed to BMS and E.R. Squibb pursuant to the terms of the Commercial Agreement), (2) we granted Merck KGaA exclusive rights, except in Japan, to develop and market ERBITUX outside of the United States and Canada; (3) we agreed to seek to supply Merck KGaA, and Merck KGaA agreed to purchase from us, ERBITUX for conducting clinical trials and the commercialization of the product outside of the United States and Canada (which we are now currently supplying to Merck KGaA, and Merck KGaA is currently purchasing from us) (4) we (along with E.R. Squibb pursuant to the terms of the Commercial Agreement) will co-develop and co-market ERBITUX in Japan with Merck KGaA; and (5) we granted Merck KGaA an exclusive license outside of the United States and Canada, without the right to sublicense, to certain of our patents to apply to a humanized antibody to the EGF receptor on which Merck KGaA currently has in development.

        In return, Merck KGaA (1) has paid us $30,000,000 in up-front fees and early cash-based milestone payments based upon our achievement of the milestones set forth in the agreement, and (2) has agreed, subject to the terms of the agreement, to pay us an additional $30,000,000 if further milestones are achieved, for which Merck KGaA will receive equity in ImClone Systems that will be priced at varying premiums to the then-market price of our common stock depending upon the timing of the achievement of the respective milestones, $5,000,000 of which was achieved and received by ImClone Systems through December 31, 2001 (3) fund clinical development of ERBITUX outside of the United States and Canada, except in Japan where co-development rights exist and (4) pay us royalties on future sales of ERBITUX in its territory, if any.

        This agreement may be terminated by Merck KGaA in various instances, including (1) at its discretion on any date on which a milestone is achieved (in which case no milestone payment will be made), or (2) for a one-year period after first commercial sale of ERBITUX in Merck KGaA's territory, upon Merck KGaA's reasonable determination that the product is economically unfeasible (in which case Merck KGaA is entitled to receive back 50% of up-front fees and cash-based milestone payments then paid to date, but only out of revenues received, if any, based upon a royalty rate applied to the gross profit from ERBITUX sales or a percentage of ERBITUX fees and royalties from a sublicensee on account of the sale of ERBITUX in the United States and Canada).

        In August 2001, the Company and Merck KGaA amended this agreement to provide, among other things, that Merck KGaA may manufacture ERBITUX for supply in its territory and may utilize a third party to do so upon the Company's reasonable acceptance. The amendment further released Merck KGaA from its obligations under the agreement relating to providing a guaranty under a $30,000,000 credit facility relating to the build-out of the product launch manufacturing facility. In addition, the amendment provides that the companies have co-exclusive rights to ERBITUX in Japan, including the right to sublicense and Merck KGaA waived its right of first offer in the case of a proposed sublicense by the Company of ERBITUX in the Company's territory. In consideration for the amendment, the Company agreed to a reduction in royalties payable by Merck KGaA on sales of ERBITUX in Merck KGaA's territory.

        Through December 31, 2001, ImClone Systems has received the $30,000,000 in up-front fees and cash-based milestone payments as well as, $5,000,000 of the equity-based milestone payments. Of the cash-based milestone payments received through December 31, 2001, $2,000,000 was received and recognized as revenue in the year ended December 31, 2001. A total of $28,000,000 was received prior to January 1, 2001 and originally recorded as fees potentially refundable to corporate partner and not as revenue due to the fact that they were refundable to Merck KGaA in the event a condition relating to obtaining certain collateral license agreements was not satisfied by us. In March 2001, this condition was satisfied and $24,000,000 in milestone payments was recognized as revenue by the Company during the three months ended March 31, 2001. The remaining $4,000,000 represents the up-front payment associated with the agreement and has been recorded as deferred revenue. This revenue is being recognized ratably over the anticipated life of the agreement. The Company recognized approximately $222,000 of the up-front payment as revenue during the year ended December 31, 2001. In August 2001, the Company received its first equity-based milestone payment totaling $5,000,000 and accordingly issued to Merck KGaA 63,027 shares of its common stock. The number of shares issued for this milestone payment was determined using a price of $79.33 per share. During the year ended December 31, 2001, the Company recognized revenue of approximately $1,760,000 representing the excess of the amount paid by Merck KGaA for these shares over the fair value of the Company's common stock.

        We have also granted Merck KGaA a license, with the right to sublicense, to make, have made, use, sell, or have sold BEC2 and gp75 outside North America. The agreement also grants Merck KGaA a license, without the right to sublicense, to use, sell, or have sold, but not to make BEC2 within North America in conjunction with ImClone Systems. Pursuant to the terms of the agreement we have retained the rights, (1) without the right to sublicense, to make, have made, use, sell, or have sold BEC2 in North America in conjunction with Merck KGaA and
(2) with the right to sublicense, to make, have made, use, sell, or have sold gp75 in North America. In return, Merck KGaA has made research support payments to us totaling $4,700,000 and is required to make milestone payments to us of up to $22,500,000, of which $4,000,000 has been received through December 31, 2001. In addition, Merck KGaA is required to make royalty payments to us on any sales of BEC2 or gp75 outside North America, with a portion of the milestone and research support payments received under the agreement being creditable against the amount of royalties due.

        On September 19, 2001, we entered into an acquisition agreement (the "Acquisition Agreement") with BMS and Bristol-Myers Squibb Biologics Company, a Delaware corporation ("BMS Biologics") which is a wholly-owned subsidiary of BMS, providing for the tender offer by BMS Biologics to purchase up to 14,392,003 shares of our common stock for $70.00 per share, net to the seller in cash. The tender offer by BMS Biologics, available to all shareholders, allowed for our present or former employees and directors who held exercisable options to purchase shares of our common stock having exercise prices less than $70.00 per share to conditionally exercise any or all of those options and tender the underlying shares in the tender offer. In connection with the Acquisition Agreement, we entered into a stockholder agreement with BMS and BMS Biologics, dated as of September 19, 2001 (the "Stockholder Agreement"), pursuant to which all parties agreed to various arrangements regarding the respective rights and obligations of the each party with respect to, among other things, the ownership of shares of our common stock by BMS and BMS Biologics. Concurrently with the execution of the Acquisition Agreement and the Stockholder Agreement, we entered into the Commercial Agreement with BMS and E.R. Squibb, relating to ERBITUX, pursuant to which, among other things, we are co-developing and co-promoting ERBITUX in the United States and Canada, and co-developing ERBITUX (together with Merck KGaA) in Japan.

        On March 5, 2002, we amended the Commercial Agreement with E.R. Squibb and BMS. The amendment changed certain economics of the Commercial Agreement and has expanded the clinical and strategic role of BMS in the ERBITUX development program. One of the principal economic changes to the Commercial Agreement is that we received $140,000,000 on March 7, 2002 and an additional payment of $60,000,000 is payable on March 5, 2003. Such payments are in lieu of the $300,000,000 payment we would have received on acceptance by the FDA of the ERBITUX BLA under the original terms of the Commercial Agreement. In addition, the Company agreed to resume construction of its second commercial manufacturing facility as soon as reasonably practicable after the execution of the amendment. The terms of the Commercial Agreement, as amended on March 5, 2002, are set forth in more detail in the business section above.

        On October 29, 2001, pursuant to the Acquisition Agreement, BMS Biologics accepted for payment pursuant to the tender offer 14,392,003 shares our common stock on a pro rata basis from all tendering shareholders and those conditionally exercising stock options. The terms of the Acquisition Agreement are set forth in more detail in the business section above.

        The Stockholder Agreement, among other things, described in greater detail in the business section above, gave BMS the right to nominate two initial directors and also set forth BMS' (i) limitation on additional purchases of shares, (ii) option to purchase shares in the event of dilution and (iii) restrictions as to transfer of shares.

        In exchange for the rights granted to BMS under the amended Commercial Agreement, we can receive up-front and milestone payments totaling $900,000,000 in the aggregate, of which $200,000,000 was received on September 19, 2001, $140,000,000 was received on March 7, 2002, $60,000,000 is payable on March 5, 2003, $250,000,000 is payable upon receipt of marketing approval from the FDA with respect to an initial indication for ERBITUX and $250,000,000 is payable upon receipt of marketing approval from the FDA with respect to a second indication for ERBITUX. All such payments are non-refundable and non-creditable. Except for our expenses incurred pursuant to a co-promotion option, E.R. Squibb is also responsible for 100% of the distribution, sales and marketing costs in the United States and Canada, and as between ImClone Systems and E.R. Squibb, each will be responsible for 50% of the distribution, sales, marketing costs and other related costs and expenses in Japan. The Commercial Agreement provides that E.R. Squibb shall pay us distribution fees based on a percentage of annual sales of ERBITUX by E.R. Squibb in the United States and Canada. The distribution fee is 39% of net sales in the United States and Canada. The Commercial Agreement also provides that the distribution fees for the sale of ERBITUX in Japan by E.R. Squibb or us shall be equal to 50% of operating profit or loss with respect to such sales for any calendar month. In the event of an operating profit, E.R. Squibb will pay us the amount of such distribution fee, and in the event of an operating loss, we will credit E.R. Squibb the amount of such distribution fee. The Commercial Agreement provides that we will be responsible for the manufacture and supply of all requirements of ERBITUX in bulk form for clinical and commercial use in the United States, Canada and Japan and that E.R. Squibb will purchase all of its requirements of ERBITUX in bulk form for commercial use from us. We will supply ERBITUX for clinical use at our fully burdened manufacturing cost, and will supply ERBITUX for commercial use at our fully burdened manufacturing cost plus a mark-up of 10%. In addition to the up-front and milestone payments, the distribution fees for the United States, Canada and Japan and the 10% mark-up on the commercial supply of ERBITUX, E.R. Squibb is also responsible for 100% of the cost of all clinical studies other than those studies undertaken post-launch which are not pursuant to an Investigational New Drug Application ("INDA") (e.g. phase IV studies), the cost of which will be shared equally between E.R. Squibb and ImClone Systems. As between E.R. Squibb and ImClone Systems, each will each be responsible for 50% of the cost of all clinical studies in Japan.

        Unless earlier terminated pursuant to the termination rights discussed below, the Commercial Agreement expires with regard to the Product in each country in the Territory on the later of September 19, 2018 and the date on which the sale of the Product ceases to be covered by a validly issued or pending patent in such country. The Commercial Agreement may also be terminated prior to such expiration as follows:

        - by either party, in the event that the other party materially breaches any of its material obligations under the Commercial Agreement and has not cured such breach within 60 days after notice;

        - by E.R. Squibb, if the JEC determines that there exists a significant concern regarding a regulatory or patient safety issue that would seriously impact the long-term viability of all products; or

        - by either party, in the event that the JEC does not approve additional clinical studies that are required by the FDA in connection with the submission of the initial regulatory filing with the FDA within 90 days of receiving the formal recommendation of the PDC concerning such additional clinical studies.

        The Company incurred approximately $16,055,000 in advisor fees associated with consummating the Acquisition Agreement, the Stockholder Agreement and the Commercial Agreement with BMS and its affiliates through December 31, 2001. These costs have been expensed during the year ended December 31, 2001 and included as a separate line item in operating expenses in the consolidated statement of operations.

        At December 31, 2001, research and development and marketing costs associated with ERBITUX that are reimbursable by E.R. Squibb totaled $6,714,000 and are included in amounts due from corporate partners in the consolidated balance sheets. These amounts have been recorded as a reduction to research and development and marketing, general and administrative expenses in the consolidated statements of operations in the year ended December 31, 2001.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2001 AND 2000.

Revenues.

        Revenues for the years ended December 31, 2001 and 2000 were $33,219,000 and $1,413,000, respectively, an increase of $31,806,000 in 2001. Revenues for the year ended December 31, 2001 primarily included $27,760,000 in milestone revenues from our development and license agreement with Merck KGaA for ERBITUX. Pursuant to this agreement, we received a $2,000,000 cash milestone payment in June 2001, which was recognized as revenue and a $5,000,000 equity-based milestone payment in August 2001, of which $1,760,000, the excess of the amount paid by Merck KGaA for the shares over the fair value, was recognized as revenue. The remaining $24,000,000 of these milestone payments were received in prior periods and originally recorded as fees potentially refundable to corporate partner because they were refundable in the event a condition relating to obtaining certain collateral license agreements was not satisfied. This condition was satisfied in March 2001. In addition, we recognized $222,000 of the $4,000,000 up-front payment received upon entering into this agreement. This revenue is being recognized ratably over the anticipated life of the agreement. Under this agreement, an additional $25,000,000 in equity-based milestones may be received upon the achievement of additional milestones. Revenues for the year ended December 31, 2001 also included (1) $1,480,000 in royalty revenue from our strategic corporate alliance with Abbott Laboratories ("Abbott") in diagnostics, (2) $1,000,000 in milestone revenues, and $162,000 in license fee revenues from our strategic corporate alliance with Merck KGaA for our principal cancer vaccine product candidate, BEC2, and (3) $2,553,000 from our ERBITUX Commercial Agreement with BMS and its wholly-owned subsidiary, E.R. Squibb. Revenues from payments under this agreement (of which $200,000,000 were received in 2001) are being recognized over the clinical and regulatory development life of ERBITUX. An additional $140,000,000 was received on March 7, 2002, $60,000,000 is payable on March 5, 2003, $250,000,000 is payable upon receipt of marketing approval from the FDA with respect to an initial indication for ERBITUX and $250,000,000 is payable upon receipt of marketing approval from the FDA with respect to a second indication for ERBITUX. All such payments are non-refundable and non-creditable. Revenues for the year ended December 31, 2000 primarily consisted of (1) $250,000 in milestone revenue and $961,000 in royalty revenue from our strategic corporate alliance with Abbott in diagnostics and (2) $162,000 in license fee revenue from our strategic corporate alliance with Merck KGaA for our principal cancer vaccine product candidate, BEC2. The license fee revenue related to the BEC2 agreement has been recognized as a direct result of a change in accounting policy with respect to revenue recognition. (see notes 2(g) and 9 to the accompanying consolidated financial statements).

OPERATING EXPENSES

        Total operating expenses for the years ended December 31, 2001 and 2000 were $135,212,000 and $74,035,000, respectively, an increase of $61,177,000, or
83% in 2001. Operating expenses for the year ended December 31, 2001 included $16,055,000 in advisor fees associated with consummating each of the Acquisition Agreement, Stockholder Agreement and Commercial Agreement (the "BMS agreements") with BMS and its affiliates.

Operating Expenses: Research and Development.

        Research and development expenses for the years ended December 31, 2001 and 2000 were $96,085,000 and $57,384,000, respectively, an increase of $38,701,000 or 67% in 2001. Research and development expenses for the years ended December 31, 2001 and 2000 as a percentage of total operating expenses, excluding the advisor fees associated with consummating the BMS agreements in the year ended December 31, 2001 were 81% and 78%, respectively. Research and development expenses include costs associated with our in-house and collaborative research programs, product and process development expenses, costs to manufacture our product candidates, particularly ERBITUX, prior to any approval that we may obtain of a product candidate for commercial sale or obligations of our corporate partners to acquire product from us, quality assurance and quality control costs, and costs to conduct our clinical trials and associated regulatory activities. Research and development expenses for the years ended December 31, 2001 and 2000 have been reduced by $14,894,000 and $4,817,000, respectively, for clinical, regulatory and contract manufacturing costs that are reimbursable by BMS and Merck KGaA. The increase in research and development expenses for the year ended December 31, 2001 was primarily attributable to (1) the costs associated with newly initiated and ongoing clinical trials of ERBITUX, (2) costs related to the manufacturing services agreements with Lonza, (3) expenditures in the functional areas of product development, manufacturing, clinical and regulatory affairs associated with ERBITUX and (4) increased expenditures associated with discovery research. We expect research and development costs to increase in future periods as we continue to manufacture ERBITUX prior to any approval of the product that we may obtain for commercial use or obligations of our corporate partners. Such increase will be mitigated to the extent that certain research and development costs relating to ERBITUX will be borne by E.R. Squibb pursuant to the terms of the Commercial Agreement. In the event of such approval or obligations from our corporate partner, the subsequent costs associated with manufacturing ERBITUX for supply to E.R. Squibb for commercial use will be included in inventory and expensed as cost of goods sold when sold. We expect research and development costs associated with discovery research and product development also to continue to increase in future periods.

Operating Expenses: Marketing, General and Administrative.

        Marketing, general and administrative expenses include marketing and administrative personnel costs, including related occupancy costs, additional costs to develop internal marketing and sales capabilities, costs to pursue arrangements with strategic corporate partners and technology licensors, and expenses associated with applying for patent protection for our technology and products. Such expenses for the years ended December 31, 2001 and 2000 were $23,072,000 and $16,651,000, respectively, an increase of $6,421,000, or 39% in
2001. Marketing, general and administrative expenses for the year ended December 31, 2001 have been reduced by $1,887,000, for marketing costs that are reimbursable by BMS (such marketing costs have subsequently been paid by BMS). The increase in marketing, general and administrative expenses primarily reflected (1) costs associated with our marketing efforts, (2) additional administrative staffing required to support our commercialization efforts for ERBITUX and (3) expenses associated with general corporate activities. We expect marketing, general and administrative expenses to increase in future periods to support our continued commercialization efforts for ERBITUX.

Interest Income, Interest Expense and Other (Income) Expense

        Interest income was $14,990,000 for the year ended December 31, 2001 compared with $20,819,000 for the year ended December 31, 2000, a decrease of $5,829,000, or 28%. The decrease was primarily attributable to (1) a decrease in interest rates associated with our portfolio of debt securities as well as (2) a lower average portfolio balance during the year ended December 31, 2001 when compared with the year ended December 31, 2000. Interest expense was $13,585,000 and $12,085,000 for the years ended December 31, 2001 and 2000, respectively, an increase of $1,500,000 or 12% in 2001. The increase was primarily attributable to the interest on our 5 1/2% convertible subordinated notes due March 1, 2005 (the "Convertible Subordinated Notes") issued in February 2001. Interest expense for the years ended December 31, 2001 and 2000 was offset by the capitalization of interest costs of $1,656,000 and $846,000, respectively, during the construction period of our product launch manufacturing facility and a second commercial manufacturing facility for which design, engineering, and pre-construction costs have been incurred. Interest expense for both periods included (1) interest on the convertible subordinated notes, (2) interest on an outstanding Industrial Development Revenue Bond issued in 1990 (the "1990 IDA Bond") with a principal amount of $2,200,000 and (3) interest recorded on various capital lease obligations under a 1996 financing agreement and a 1998 financing agreement with Finova Technology Finance, Inc. ("Finova"). We recorded losses on securities and investments of $1,641,000 and $3,867,000 for the years ended December 31, 2001 and 2000, respectively. The net losses on securities and investments for the year ended December 31, 2001 included $4,375,000 in write-downs of our investment in ValiGen N.V. and a $1,000,000 write-off of our convertible promissory note from A.C.T. Group, Inc. These losses were offset by gains in our portfolio of debt securities of $3,734,000 during the year ended December 31, 2001. The net losses on securities available for sale for the year ended December 31, 2000 included a $5,125,000 write-down of our investment in ValiGen N.V., which was partially offset by gains associated with our investment portfolio.

Net Losses.

        We had a net loss to common stockholders of $102,229,000 or $1.47 per share for the year ended December 31, 2001, compared with a net loss of $77,124,000 or $1.22 per share for the year ended December 31, 2000. Included in the net loss for the year ended December 31, 2001 was $16,055,000 in advisor fees associated with consummating the BMS agreements. Excluding these expenses, the net loss to common stockholders for the year ended December 31, 2001 would have been $86,174,000 or $1.24 per share. Included in the loss for the year ended December 31, 2000 was a non-cash charge of $2,596,000 related to the cumulative effect of a change in accounting policy (see notes 2(g) and 9 to the accompanying consolidated financial statements). Excluding the effect of this change in accounting policy, the net loss to common stockholders for the year ended December 31, 2000 would have been $74,528,000 or $1.18 per share. The increase in the net losses and per share net loss to common stockholders was due to the factors noted above offset by the $6,773,000 premium associated with the redemption of and dividends on the series A preferred stock in 2000.

YEARS ENDED DECEMBER 31, 2000 AND 1999.

Revenues.

        Revenues for the years ended December 31, 2000 and 1999 were $1,413,000 and $2,143,000, respectively, a decrease of $730,000, or 34% in 2000. Revenues for the year ended December 31, 2000 primarily consisted of (1) $250,000 in milestone revenue and $961,000 in royalty revenue from our strategic corporate alliance with Abbott in diagnostics and (2) $162,000 in license fee revenue from our strategic corporate alliance with Merck KGaA for our principal cancer vaccine product candidate, BEC2. The license fee revenue related to the BEC2 agreement has been recognized as a direct result of a change in accounting policy with respect to revenue recognition (see notes 2(g) and 9 to the accompanying consolidated financial statements). Effective January 1, 2000, a portion of the previously recognized revenue from upfront payments received under the BEC2 research and license agreement was deferred and is now being recognized over the term of the agreement. Revenues for the year ended December 31, 1999 primarily consisted of (1) $500,000 in milestone revenue and $225,000 in research support from our strategic corporate alliance with Wyeth (formerly known as American Home Products Corporation) in infectious disease vaccines, (2) $533,000 in research and support payments from our strategic corporate alliance with Merck KGaA for BEC2, (3) $500,000 in milestone revenue and $305,000 in royalty revenue from our strategic corporate alliance with Abbott in diagnostics, and (4) $75,000 in license fees from our cross-licensing agreement with Immunex Corp. for novel hematopoietic growth factors. The decrease in revenues for the year ended December 31, 2000 was primarily attributable to the decrease in research and support revenue as a result of the completion of all research and support payments due from our research and license agreement with Merck KGaA for BEC2 and our strategic corporate alliance with Wyeth in infectious disease vaccines. The decrease was partially offset by the increase in royalties from our strategic corporate alliance with Abbott in diagnostics.

OPERATING EXPENSES:

        Total operating expenses for the years ended December 31, 2000 and 1999 were $74,035,000 and $39,381,000, respectively, an increase of $34,654,000, or
88% in 2000.

Operating Expenses: Research and Development.

        Research and development expenses for the years ended December 31, 2000 and 1999 were $57,384,000 and $30,027,000, respectively, an increase of $27,357,000 or 91% in 2000. Such amounts for the years ended December 31, 2000 and 1999 represented 78% and 76%, respectively, of total operating expenses. Research and development expenses include costs associated with our in-house and collaborative research programs, product and process development expenses, costs to manufacture our product candidates, particularly ERBITUX, prior to any approval that we may obtain of a product candidate for commercial sale or obligations of our corporate partners to acquire product from us, quality assurance and quality control costs, and costs to conduct our clinical trials and associated regulatory activities. Research and development expenses for the years ended December 31, 2000 and 1999 have been reduced by $4,817,000 and $6,473,000, respectively, for clinical trial and contract manufacturing costs that are reimbursable by Merck KGaA. The increase in research and development expenses for the year ended December 31, 2000 was primarily attributable to (1) the costs associated with newly initiated and ongoing clinical trials of ERBITUX, (2) costs related to the manufacturing services agreements with Lonza,
(3) expenditures in the functional areas of product development, manufacturing, clinical and regulatory affairs associated with ERBITUX, (4) non-cash expenses recognized in connection with the issuance of options granted to scientific consultants and (5) increased expenditures associated with discovery research.

Operating Expenses: Marketing, General and Administrative.

        Marketing, general and administrative expenses include marketing and administrative personnel costs, including related occupancy costs, additional costs to develop internal marketing and sales capabilities, costs to pursue arrangements with strategic corporate partners and technology licensors, and expenses associated with applying for patent protection for our technology and products. Such expenses for the years ended December 31, 2000 and 1999 were $16,651,000 and $9,354,000, respectively, an increase of $7,297,000, or 78% in
2000. The increase in marketing, general and administrative expenses primarily reflected (1) costs associated with our marketing efforts, (2) additional administrative staffing required to support our expanding research, development, clinical, marketing and manufacturing efforts, particularly with respect to ERBITUX, and (3) expenses associated with the pursuit of strategic corporate alliances and other corporate development efforts.

Interest Income, Interest Expense and Other (Income) Expense.

        Interest income was $20,819,000 for the year ended December 31, 2000 compared with $2,842,000 for the year ended December 31, 1999, an increase of $17,977,000. The increase was primarily attributable to the increase in our investment portfolio as a result of the November 1999 public common stock offering and the February 2000 private placement of convertible subordinated notes. Interest expense was $12,085,000 and $292,000 for the years ended December 31, 2000 and 1999, respectively, an increase of $11,793,000 in 2000 which was primarily attributable to the convertible subordinated notes. Interest expense for both periods also included (1) interest on the 1990 IDA Bond with a principal amount of $2,200,000 and (2) interest recorded on various capital lease obligations under a 1996 financing agreement and a 1998 financing agreement with Finova. Interest expense for the years ended December 31, 2000 and 1999 were offset by the capitalization of interest costs of $846,000 and $204,000, respectively, during the construction period of the Company's product launch manufacturing facility. We recorded losses on securities available for sale for the year ended December 31, 2000 in the amount of $3,867,000 as compared with gains of $77,000 for the year ended December 31, 1999. The net losses on securities available for sale for the year ended December 31, 2000 included a $5,125,000 write-down of our investment in ValiGen N.V., which was partially offset by gains associated with our investment portfolio. The net gain for the year ended December 31, 1999 included an $828,000 write-down of our investment in CombiChem Inc. ("CombiChem") as a result of an other than temporary impairment. In November 1999, we disposed of our investment in CombiChem resulting in a net gain of $109,000 for the year ended December 31, 1999.

Net Losses.

        We had a net loss to common stockholders of $77,124,000 or $1.22 per share for the year ended December 31, 2000 compared with $38,324,000 or $0.75 per share for the year ended December 31, 1999. Included in the net loss for the year ended December 31, 2000 was a non-cash charge of $2,596,000 related to the cumulative effect of a change in accounting policy (see notes 2(g) and 9 to the accompanying consolidated financial statements). Excluding the effect of this change in accounting policy, the net loss to common stockholders for the year ended December 31, 2000 would have been $74,528,000 or $1.18 per share. The increase in the net losses and per share net loss to common stockholders was due to the premium associated with the redemption of the series A preferred stock and the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 2001, our principal sources of liquidity consisted of cash and cash equivalents and securities available for sale of approximately $334,000,000. From our inception on April 26, 1984 through December 31, 2001, we have financed our operations primarily through the following means:

        - Public and private sales of equity securities and convertible notes in financing transactions have raised approximately $492,652,000 in net proceeds;

        - We have earned approximately $67,034,000 from license fees, contract research and development fees and royalties from collaborative partners. Additionally, we have approximately $203,496,000 in deferred revenue related to up-front payments received from our ERBITUX Commercial Agreement with BMS and E.R. Squibb, our ERBITUX development and license agreement with Merck KGaA and our BEC2 development and commercialization agreement with Merck KGaA. These amounts are being recognized as revenue over the expected lives of the respective agreements (see Notes 9 and 10 to the consolidated financial statements);

        - We have earned approximately $47,114,000 in interest income;

        - The sale of the IDA Bonds in each of 1985, 1986 and 1990 raised an aggregate of $6,300,000, the proceeds of which have been used for the acquisition, construction and installation of our research and development facility in New York City, and of which $2,200,000 is outstanding.

        We may, from time to time, consider a number of strategic alternatives designed to increase shareholder value, which could include joint ventures, acquisitions and other forms of alliances, as well as the sale of all or part of the Company.

        Until September 19, 2006, or earlier upon the occurrence of certain specified events, we may not take any action that constitutes a prohibited action under our Stockholder Agreement with BMS and BMS Biologics without the consent of the BMS directors. Such prohibited actions include (i) issuing additional shares or securities convertible into shares in excess of 21,473,002 shares of our common stock in the aggregate, subject to certain exceptions; (ii) incurring additional indebtedness if the total of the principal amount of such indebtedness incurred since September 19, 2001 and then-outstanding, and the net proceeds from the issuance of any redeemable preferred stock then-outstanding, would exceed the amount of indebtedness outstanding as of September 19, 2001 by more than $500 million; (iii) acquiring any business if the aggregate consideration for such acquisition, when taken together with the aggregate consideration for all other acquisitions consummated during the previous twelve months, is in excess of 25% of the aggregate value of the Company at the time we enter into the binding agreement relating to such acquisition; (iv) disposing of all or any substantial portion of our non-cash assets; (v) issuing capital stock with more than one vote per share.

        In September 2001, we entered into a Commercial Agreement with BMS and its wholly-owned subsidiary, E.R. Squibb, relating to ERBITUX, pursuant to which, among other things, together with E.R. Squibb we are (a) co-developing and co-promoting ERBITUX in the United States and Canada, and (b) co-developing ERBITUX (together with Merck KGaA) in Japan. The Commercial Agreement was amended on March 5, 2002 to change certain economics of the agreement and has expanded the clinical and strategic role of BMS in the ERBITUX development program. Pursuant to the amended Commercial Agreement, we can receive up-front and milestone payments totaling $900,000,000 in the aggregate, of which $200,000,000 was received upon the signing of the agreement. The remaining $700,000,000 in payments is comprised of $140,000,000 paid on March 7, 2002, $60,000,000 payable on March 5, 2003, $250,000,000 payable upon receipt of marketing approval from the FDA with respect to an initial indication for ERBITUX and $250,000,000 payable upon receipt of marketing approval from the FDA with respect to a second indication for ERBITUX. All such payments are non-refundable and non-creditable. Except for our expenses incurred pursuant to the co-promotion option, E.R. Squibb is responsible for 100% of the distribution, sales and marketing costs in the United States and Canada, and as between ImClone Systems and E.R. Squibb, each will be responsible for 50% of the distribution, sales, marketing costs and other related costs and expenses in Japan. The Commercial Agreement provides that E.R. Squibb shall pay us distribution fees based on a percentage of annual sales of ERBITUX by E.R. Squibb in the United States and Canada. The distribution fee is 39% of net sales in the United States and Canada. The Commercial Agreement also provides that the distribution fees for the sale of ERBITUX in Japan by E.R. Squibb or us shall be equal to 50% of operating profit or loss with respect to such sales for any calendar month. In the event of an operating profit, E.R. Squibb will pay us the amount of such distribution fee, and in the event of an operating loss, we will credit E.R. Squibb the amount of such distribution fee. The Commercial Agreement provides that we will be responsible for the manufacture and supply of all requirements of ERBITUX in bulk form for clinical and commercial use in the United States, Canada and Japan and that E.R. Squibb will purchase all of its requirements of ERBITUX in bulk form for commercial use from us. We will supply ERBITUX for clinical use at our fully burdened manufacturing cost, and will supply ERBITUX for commercial use at our fully burdened manufacturing cost plus a mark-up of 10%. In addition to the up-front and milestone payments, the distribution fees for the United States, Canada and Japan and the 10% mark-up on the commercial supply of ERBITUX, E.R. Squibb is also responsible for 100% of the cost of all clinical studies other than those studies undertaken post-launch which are not pursuant to an INDA (e.g. phase IV studies), the cost of which will be shared equally between E.R. Squibb and ImClone Systems. As between E.R. Squibb and ImClone Systems, each will each be responsible for 50% of the cost of all clinical studies in Japan.

        In February 2000, we completed a private placement of $240,000,000 in 5 1/2% convertible subordinated notes due March 1, 2005. We received net proceeds of approximately $231,500,000, after deducting expenses associated with the offering. Accrued interest on the notes was approximately $4,400,000 at December 31, 2001. A holder may convert all or a portion of a note into common stock at any time on or before March 1, 2005 at a conversion price of $55.09 per share, subject to adjustment under certain circumstances. We may redeem some or all of the notes prior to March 6, 2003 if specified common stock price thresholds are met. On or after March 6, 2003, we may redeem some or all of the notes at specified redemption prices.

        In December 1999, we entered into a development and manufacturing services agreement with Lonza. This agreement was amended in April 2001 to include additional services. Under the agreement, Lonza is responsible for process development and scale-up to manufacture ERBITUX in bulk form under current Good Manufacturing Practices ("cGMP") conditions. These steps were taken to assure that the manufacturing process would produce bulk material that conforms with our reference material and to support in part, our regulatory filing with the FDA. As of December 31, 2001, we had incurred approximately $7,030,000 for services provided under the development and manufacturing services agreement. In September 2000, we entered into a three-year commercial manufacturing services agreement with Lonza relating to ERBITUX. This agreement was amended in June 2001 and again in September 2001 to include additional services. As of December 31, 2001, we had incurred approximately $10,313,000 for services provided under the commercial manufacturing services agreement. Under these two agreements, Lonza is manufacturing ERBITUX at the 5,000 liter scale under cGMP conditions and is delivering it to us over a term ending no later than December 2003. The costs associated with both of these agreements are included in research and development expenses when incurred and will continue to be so classified until such time as ERBITUX may be approved for sale or until we obtain obligations from our corporate partners for supply of such product. In the event of such approval or obligations from our corporate partners, the subsequent costs associated with manufacturing ERBITUX for commercial sale will be included in inventory and expensed as cost of goods sold when sold. In the event we terminate the commercial manufacturing services agreement without cause, we will be required to pay 85% of the stated costs for each of the first ten batches cancelled, 65% of the stated costs for each of the next ten batches cancelled and 40% of the stated costs for each of the next six batches cancelled. The batch cancellation provisions for the subsequent batches require us to pay 100% of the stated costs of cancelled batches scheduled within six months of the cancellation, 85% of the stated costs of cancelled batches scheduled between six and twelve months following the cancellation and 65% of the stated costs of cancelled batches scheduled between twelve and eighteen months following the cancellation. These amounts are subject to mitigation should Lonza use its manufacturing capacity caused by such termination for another customer. At December 31, 2001, the estimated remaining future commitments under the amended commercial manufacturing services agreement are $42,563,000 in 2002 and $10,175,000 in 2003.

        In April 1990, we entered into a development and commercialization agreement with Merck KGaA with respect to BEC2 and the recombinant gp75 antigen. The agreement has been amended a number of times, most recently in December 1997. The agreement grants Merck KGaA a license, with the right to sublicense, to make, have made, use, sell, or have sold BEC2 and gp75 outside North America. The agreement also grants Merck KGaA a license, without the right to sublicense, to use, sell, or have sold, but not to make BEC2 within North America in conjunction with ImClone Systems. Pursuant to the terms of the agreement we have retained the rights, (1) without the right to sublicense, to make, have made, use, sell, or have sold BEC2 in North America in conjunction with Merck KGaA and
(2) with the right to sublicense, to make, have made, use, sell, or have sold gp75 in North America. In return, we have recognized research support payments totaling $4,700,000 and are entitled to no further research support payments under the agreement. Merck KGaA is also required to make payments of up to $22,500,000, of which $4,000,000 has been recognized, based on milestones achieved in the licensed products' development. Merck KGaA is also responsible for worldwide costs of up to DM17,000,000 associated with a multi-site, multinational phase III clinical trial for BEC2 in limited disease small-cell lung carcinoma. This expense level was reached during the fourth quarter of 2000 and all expenses incurred from that point forward are being shared 60% by Merck KGaA and 40% by ImClone Systems. Such cost sharing applies to all expenses beyond the DM17,000,000 threshold. Merck KGaA is also required to pay royalties on the eventual sales of BEC2 outside of North America, if any. Revenues from sales, if any, of BEC2 in North America will be distributed in accordance with the terms of a co-promotion agreement to be negotiated by the parties.

        In December 1998, we entered into a development and license agreement with Merck KGaA with respect to our interventional therapeutic product candidate for cancer, ERBITUX. In exchange for granting Merck KGaA exclusive rights to market ERBITUX outside of the United States and Canada and co-development rights in Japan, we received through December 31, 2001, $30,000,000 in up-front fees and early cash-based milestone payments based on the achievement of defined milestones. An additional $30,000,000 can be received, of which $5,000,000 has been received as of December 31, 2001, assuming the achievement of further milestones for which Merck KGaA will receive equity in ImClone Systems. The equity underlying these milestone payments will be priced at varying premiums to the then-market price of the common stock depending upon the timing of the achievement of the respective milestones. If issuing shares of common stock to Merck KGaA would result in Merck KGaA owning greater than 19.9% of our common stock, the milestone shares will be a non-voting preferred stock, or other non-voting stock convertible into our common stock. These convertible securities will not have voting rights. They will be convertible at a price determined in the same manner as the purchase price for shares of our common stock if shares of common stock were to be issued. They will not be convertible into common stock if, as a result of the conversion, Merck KGaA would own greater than 19.9% of our common stock. This 19.9% limitation is in place through December 2002. Merck KGaA will pay us a royalty on future sales of ERBITUX outside of the United States and Canada, if any. This agreement may be terminated by Merck KGaA in various instances, including (1) at its discretion on any date on which a milestone is achieved (in which case no milestone payment will be made), or (2) for a one-year period after first commercial sale of ERBITUX in Merck KGaA's territory, upon Merck KGaA's reasonable determination that the product is economically unfeasible (in which case Merck KGaA is entitled to receive back 50% of the cash-based up front fess and milestone payments then paid to date, but only out of revenues received, if any, based upon a royalty rate applied to the gross profit from ERBITUX sales or a percentage of ERBITUX fees and royalties from a sublicensee on account of the sale of ERBITUX in the United States and Canada). In August 2001, ImClone Systems and Merck KGaA amended this agreement to provide, among other things, that Merck KGaA may manufacture ERBITUX for supply in its territory and may utilize a third party to do so upon ImClone System's reasonable acceptance. The amendment further released Merck KGaA from its obligations under the agreement relating to providing a guaranty under a $30,000,000 credit facility relating to the build-out of the product launch manufacturing facility. In addition, the amendment provides that the companies have co-exclusive rights to ERBITUX in Japan, including the right to sublicense and Merck KGaA waived its right of first offer in the case of a proposed sublicense by ImClone System of ERBITUX in ImClone System's territory. In consideration for the amendment, we agreed to a reduction in royalties payable by Merck KGaA on sales of ERBITUX in Merck KGaA's territory.

        In December 2001, we entered into an agreement with Lonza to manufacture ERBITUX at the 2,000 liter scale for use in clinical trials by Merck KGaA. We had incurred approximately $2,483,000 for services provided under this agreement, of which $1,779,000 was received from Merck KGaA. The remaining $704,000 that is due from Merck KGaA is included in the amounts due from corporate partners, in the consolidated balance sheet at December 31, 2001.

        On January 2, 2002 we executed a letter of intent with Lonza to enter into a long term supply agreement. The long term supply agreement would apply to a large scale manufacturing facility that Lonza is constructing. We expect such facility would be able to produce ERBITUX in 20,000 liter batches. We paid Lonza $3,250,000 for the exclusive rights to reserve and negotiate a long term supply agreement for a portion of the new facility's overall capacity. Under certain conditions, such payment shall be refunded to us. If we enter into a long term supply agreement, such payment will be creditable to us against the 20,000 liter batch price, such credit to be spread evenly over the batches manufactured each year of the initial term of the long term supply agreement.

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

        We have obligations under various capital leases for certain laboratory, office and computer equipment and also certain building improvements, primarily under 1996 and 1998 financing agreements with Finova. These agreements allowed us to finance the lease of equipment and make certain building and leasehold improvements to existing facilities. Each lease has a fair market value purchase option at the expiration of its 42- or 48-month term. We have entered into twelve individual leases under the financing agreements with an aggregate cost of $3,695,000. These financing arrangements are now expired.

        We rent our current New York corporate headquarters and research facility under an operating lease that expires in December 2004. In 2000 we completed renovations of the facility to better suit our needs, at a cost of approximately $2,800,000.

        In October 2001, we entered into a sublease for a four story building in downtown New York to serve as our future corporate headquarters and research facility. The space, to be designed and improved in the future, includes between 75,000 and 100,000 square feet of usable space, depending on design, and includes possible additional expansion space. The sublease has a term of 22 years, followed by two five-year renewal option periods. The future minimum lease payments are approximately $51,025,000 over the term of the sublease. In order to induce the sublandlord to enter into the sublease, we made a loan to and accepted from the sublandlord a $10,000,000 note receivable. The note is secured by a leasehold mortgage on the prime lease as well as a collateral assignment of rents by the sublandlord. The note receivable is payable by the sublandlord over 20 years and bears interest at 5 1/2% in years one through five, 6 1/2% in years six through ten, 7 1/2% in years eleven through fifteen and 8 1/2% in years sixteen through twenty. In addition, we paid the owner a consent fee in the amount of $500,000.

        On May 1, 2001, we entered into a lease for an approximately 4,000 square foot portion of a 15,000 square foot building known as 710 Parkside Avenue, Brooklyn, New York and we have leased an adjacent 6,250 square foot building know as 313-315 Clarkson Avenue, Brooklyn, New York, (collectively "the premises") to serve as our new chemistry and high throughput screening facility. The term of the lease is for five years with five successive one-year extensions. For the year ended December 31, 2001, we have incurred approximately $662,000 for the retrofit of this facility to better fit our needs. The total cost for the retrofit will be approximately $4,000,000.

        We built a new 80,000 square foot product launch manufacturing facility adjacent to the pilot facility in Somerville, New Jersey. The product launch manufacturing facility was built on a 5.7 acre parcel of land we purchased in December 1999 for approximately $700,000. The product launch manufacturing facility contains three 10,000 liter (working volume) fermenters and is dedicated to the clinical and commercial production of

ERBITUX. The cost of the facility was approximately $53,000,000, excluding capitalized interest of approximately $1,966,000. The cost for the facility has come from our cash reserves, which were primarily obtained through the issuance of debt and equity securities. The product launch manufacturing facility was ready for its intended use and put in operation in July 2001 and we commenced depreciation at that time.

        We have completed conceptual design and preliminary engineering plans and are currently reviewing detailed design plans for, and proceeding with construction of, the second commercial manufacturing facility. The second commercial manufacturing facility will be a multi-use facility of approximately 250,000 square feet and will contain up to 10 fermenters with a total capacity of up to 110,000 liters (working volume). The facility will be built on a 7.12 acre parcel of land that we purchased in July 2000 for approximately $950,000. The cost of this facility, for two completely fitted out suites and a third suite with utilities only, is expected to be approximately $225,000,000, excluding capitalized interest. The actual amount may change depending upon various factors. We have incurred approximately $29,674,000, excluding capitalized interest of approximately $740,000, in conceptual design, engineering and construction costs through December 31, 2001.

        On January 31, 2002 we purchased a 7.5 acre parcel of land located at 1181 Route 202, which is the parcel immediately to the north of 36 Chubb Way and immediately to the east of 50 Chubb Way. The parcel includes a 50,000 square foot building, 40,000 square feet of which is warehouse space and 10,000 square feet of which is office space. The purchase price for the property and improvements was approximately $7,000,000. We intend to use this property for warehousing and logistics for our Somerville campus.

        Total capital expenditures made during the year ended December 31, 2001 were $60,218,000 and primarily included $2,734,000 related to the purchase of equipment for and leasehold improvement costs associated with our corporate office and research laboratories in our New York facility, $20,784,000 related to engineering, construction and capitalized interest costs of the product launch manufacturing facility, $28,746,000 related to the conceptual design, preliminary engineering plans and construction costs for a second commercial manufacturing facility, $3,746,000 related to improving and equipping our pilot manufacturing facility, $3,576,000 in computer hardware, software and design and configuration costs related to the implementation of an enterprise resource planning system and $612,000 related to the purchase of land adjacent to the existing pilot manufacturing facility.

        We believe that our existing cash on hand and amounts to which we are entitled should enable us to maintain our current and planned operations through at least 2003. We are also entitled to reimbursement for certain marketing and research and development expenditures and certain other payments, some of which are payable upon the achievement of research and development milestones. Such amounts include $700,000,000 in cash-based payments under our Commercial Agreement with BMS and E.R. Squibb of which $140,000,000 was received on March 7, 2002 and $60,000,000 is payable on March 5, 2003, as well as up to $25,000,000 in equity-based milestone payments under our ERBITUX development and license agreement with Merck KGaA and up to $18,500,000 in cash-based milestone payments under our BEC2 development agreement with Merck KGaA. There can be no assurance that we will achieve these milestones. Our future working capital and capital requirements will depend upon numerous factors, including, but not limited to:

        - progress and cost of our research and development programs, pre-clinical testing and clinical trials;

        - our corporate partners fulfilling their obligations to us;

        - timing and cost of seeking and obtaining regulatory approvals;

        - timing and cost of manufacturing scale-up and effective commercialization activities and arrangements;

        - level of resources that we devote to the development of marketing and sales capabilities;

        - costs involved in filing, prosecuting and enforcing patent claims;

        - technological advances;

        - status of competitors;

        - our ability to maintain existing corporate collaborations and establish new collaborative arrangements with other companies to provide funding to support these activities.

        In order to fund our capital needs after 2003, we will require significant levels of additional capital and we intend to raise the capital through additional arrangements with corporate partners, equity or debt financings, or from other sources, including the proceeds of product sales, if any. There is no assurance that we will be successful in consummating any such arrangements. If adequate funds are not available, we may be required to significantly curtail our planned operations.

        Below is a table which presents our contractual obligations and commercial commitments as of December 31, 2001:

                                                        PAYMENTS DUE BY PERIOD
                               ------------------------------------------------------------------------
                                               LESS THAN
                                  TOTAL         ONE YEAR      1-3 YEARS     4-5 YEARS     AFTER 5 YEARS
                               ------------   ------------   -----------   ------------   -------------
Long-term debt...............  $242,200,000   $         --   $ 2,200,000   $240,000,000    $        --
Capital lease obligations
  including interest.........       491,000        430,000        61,000             --             --
Operating leases.............    55,632,000      2,055,000     8,910,000      4,570,000     40,097,000
Construction commitments.....    89,189,000     62,761,000    26,428,000             --             --
Lonza........................    52,738,000     42,563,000    10,175,000             --             --
                               ------------   ------------   -----------   ------------    -----------
Total contractual cash
  obligations................  $440,250,000   $107,809,000   $47,774,000   $244,570,000    $40,097,000
                               ============   ============   ===========   ============    ===========

        At December 31, 2001, we had net operating loss carryforwards for United States federal income tax purposes of approximately $437,189,000, which expire at various dates from 2002 through 2021. At December 31, 2001 we had research credit carryforwards of approximately $19,415,000, which expire at various dates from 2008 through 2021. Under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation's ability to use net operating loss and research credit carryforwards may be limited if the corporation experiences a change in ownership of more than 50 percentage points within a three-year period. Since 1986, we have experienced two such ownership changes. As a result, we are only permitted to use in any one year approximately $5,159,000 of our available net operating loss carryforwards that occurred prior to February 1996. Similarly, we are limited in using our research credit carryforwards. We have determined that our November 1999 public stock offering, our February 2000 private placement of convertible subordinated notes, our August 2001 issuance of common stock to Merck KGaA associated with an equity milestone payment under the ERBITUX development and license agreement and our September 2001 Acquisition Agreement with BMS did not cause an additional ownership change that would further limit the use of our net operating losses and research credit carryforwards. Of our $437,189,000 in net operating loss carry forwards, we have approximately $395,245,000 available to use in 2002, approximately $5,159,000 available to use in each year from 2003 through 2010 and approximately $672,000 available to use in 2011. Any of the aforementioned net operating loss carryforwards which are not utilized are available for utilization in future years, subject to the statutory expiration dates of such net operating loss carryforwards.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Our holdings of financial instruments comprise a mix of securities that may include U.S. corporate debt, foreign corporate debt, U.S. government debt, foreign government/agency guaranteed debt and commercial paper. All such instruments are classified as securities available for sale. Generally, we do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in investment grade fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We invest in securities that have a range of maturity dates. Typically, those with a short-term maturity are fixed-rate, highly liquid, debt instruments and those with longer-term maturities are highly liquid debt instruments with fixed interest rates or with periodic interest rate adjustments. We also have certain foreign exchange currency risk. See note 2 of the consolidated financial statements. The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of December 31, 2001.

                                                                                                  2007 AND
                             2002          2003        2004           2005           2006        THEREAFTER        TOTAL
                          -----------    --------   -----------    -----------    ----------    ------------    ------------
Fixed Rate..............  $19,961,000    $246,000   $        --    $        --    $3,256,000    $ 29,566,000    $ 53,029,000
Average Interest Rate...         3.33%       6.00%           --             --          5.86%           6.27%           5.14%
Variable Rate...........   10,999,000(1)       --    32,811,000(1)  12,840,000(1)  2,695,000(1)  180,364,000(1)  239,709,000
Average Interest Rate...         2.25%         --          3.26%          3.65%         2.37%           3.10%           3.11%
                          -----------    --------   -----------    -----------    ----------    ------------    ------------
                          $30,960,000    $246,000   $32,811,000    $12,840,000    $5,951,000    $209,930,000    $292,738,000
                          ===========    ========   ===========    ===========    ==========    ============    ============


                           FAIR VALUE
                          ------------
Fixed Rate..............  $ 54,990,000
Average Interest Rate...            --
Variable Rate...........   240,903,000
Average Interest Rate...            --
                          ------------
                          $295,893,000
                          ============

---------------
(1) These holdings consist of U.S. corporate and foreign corporate floating rate notes. Interest on the securities is adjusted monthly, quarterly or semi-annually, depending on the instrument, using prevailing interest rates. These holdings are highly liquid and we consider the potential for loss of principal to be minimal.

        Our 5 1/2% convertible subordinated notes in the principal amount of $240,000,000 due March 1, 2005 and other long-term debt have fixed interest rates. The subordinated notes are convertible into our common stock at a conversion price of $55.09 per share. The fair value of fixed interest rate instruments are affected by changes in interest rates and in the case of the convertible notes by changes in the price of our common stock. The fair value of the 5 1/2% convertible subordinated notes (which have a carrying value of $240,000,000) was approximately $210,600,000 at March 22, 2002, and $255,000,000
at December 31, 2001.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The response to this item is submitted as a separate section of this report commencing on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

                                    PART III

        The information required by "Item 10. -- Directors and Executive Officers of the Registrant"; "Item 11. -- Executive Compensation"; "Item
12. -- Security Ownership of Certain Beneficial Owners and Management"; and "Item 13. -- Certain Relationships and Related Transactions" is incorporated into Part III of this Annual Report on Form 10-K by reference to our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 23, 2002.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) and (2)   The response to this portion of Item 14. is submitted as a separate section of this report commencing on page F-1.
(a)(3)           Exhibits (numbered in accordance with Item 601 of Regulation
                 S-K).

 EXHIBIT                                                                  INCORPORATION
   NO.                              DESCRIPTION                           BY REFERENCE
 -------                            -----------                           -------------
 3.1        Certificate of Incorporation, as amended through December
            31, 1998....................................................  O (3.1)
 3.1A       Amendment dated June 4, 1999 to the Company's Certificate of
            Incorporation, as amended...................................  U (3.1A)
 3.1B       Amendment dated June 12, 2000 to the Company's Certificate of Incorporation as amended.................................  Y (3.1A)
 3.2        Amended and Restated By-Laws of the Company.................  N (3.2)
 4.1        Form of Warrant issued to the Company's officers and
            directors under Warrant Agreements..........................  A (4.1)
 4.2        Stock Purchase Agreement between Erbamont Inc. and the
            Company, dated May 1, 1989..................................  A (4.2)
 4.3        Stock Purchase Agreement between American Cyanamid Company
            (Cyanamid) and the Company dated December 18, 1987..........  A (4.3)
 4.4        Form of Subscription Agreement entered into in connection
            with September 1991 private placement.......................  A (4.4)
 4.5        Form of Warrant issued in connection with September 1991
            private placement...........................................  A (4.5)
 4.6        Preferred Stock Purchase Agreement between the Company and
            Merck KGaA ("Merck") dated December 3, 1997.................  P (4.6)
 4.7        Certificate of Designations, Preferences and Rights of
            Series A Convertible Preferred Stock........................  P (4.7)
 4.8        Certificate of Elimination of the Series A Convertible
            Preferred Stock.............................................  AF (4.8)
 4.9        Certificate of Designations, Preferences and Rights of
            Series B Participating Cumulative Preferred Stock...........  AD (4.7)
10.1        Company's 1986 Employee Incentive Stock Option Plan,
            including form of Incentive Stock Option Agreement..........  F (10.1)
10.2        Company's 1986 Non-qualified Stock Option Plan, including
            form of Non-qualified Stock Option Agreement................  F (10.2)
10.3        Company's 401(k) Plan.......................................  F (10.3)
10.4        Research and License Agreement between Merck and the Company dated December 19, 1990.....................................  B (10.4)

 EXHIBIT                                                                  INCORPORATION
   NO.                              DESCRIPTION                           BY REFERENCE
 -------                            -----------                           -------------
10.5        Hematopoietic Growth Factors License Agreement between
            Erbamont, N.V. and the Company, dated May 1, 1989, and
            Supplemental Amendatory Agreement between Erbamont, N.V. and the Company dated September 28, 1990........................  B (10.6)
10.6        Agreement between Cyanamid and the Company dated December
            18, 1987 and supplemental letter agreement between Cyanamid and the Company dated September 6, 1991.....................  B (10.7)
10.7        Agreement between Hadasit Medical Research Services &
            Development, Ltd. and the Company...........................  B (10.8)
10.8        Agreement between Hadasit Medical Research Services &
            Development, Ltd. and the Company dated September 21,
            1989........................................................  B (10.9)
10.9        Supported Research Agreement between Memorial Sloan
            Kettering Cancer Center (MSKCC) and the Company dated March
            26, 1990....................................................  A (10.10)
10.10       License Agreement between MSKCC and the Company, dated March
            26, 1990....................................................  B (10.11)
10.11       License Agreement between MSKCC and the Company, dated March
            26, 1990....................................................  B (10.12)
10.12       License Agreement between MSKCC and the Company, dated March
            26, 1990....................................................  B (10.13)
10.13       Research Agreement between the Trustees of Princeton
            University (Princeton) and the Company dated January 1,
            1991........................................................  B (10.14)
10.14       Research Agreement between Princeton and the Company dated
            May 1, 1991.................................................  B (10.15)
10.15       Research Agreement between Princeton and the Company dated
            May 1, 1991.................................................  B (10.16)
10.16       License Agreement between Princeton and the Company dated
            March 20, 1991..............................................  B (10.17)
10.17       License Agreement between Princeton and the Company dated
            May 29, 1991................................................  B (10.18)
10.18       License Agreement between Princeton and Oncotech, Inc. dated
            September 3, 1987...........................................  B (10.19)
10.19       Supported Research Agreement between The University of North
            Carolina at Chapel Hill ("UNC") and the Company effective
            July 5, 1988................................................  B (10.20)
10.20       License Agreement between UNC and the Company dated July 5,
            1988........................................................  B (10.21)
10.21       License Agreement between UNC and the Company dated July 27,
            1988........................................................  B (10.22)
10.22       Supported Research Agreement between UNC and the Company
            effective April 1, 1989.....................................  B (10.23)
10.23       License Agreement between UNC and the Company dated July 1,
            1991........................................................  B (10.24)
10.24       Agreement between Celltech Limited and the Company dated May
            23, 1991....................................................  B (10.25)
10.25       Form of Non-disclosure and Discovery Agreement between
            employees of the Company and the Company....................  A (10.30)
10.26       Industrial Development Bond Documents:......................  A (10.31)
10.26.1     Industrial Development Revenue Bonds (1985 ImClone Systems
            Incorporated Project).......................................  A (10.31.1)
10.26.1.1   Lease Agreement, dated as of October 1, 1985, between the
            New York City Industrial Development Agency (NYCIDA) and the
            Company, as Lessee..........................................  A (10.31.1.3)
10.26.1.2   Indenture of Trust, dated as of October 1, 1985, between
            NYCIDA and United States Trust Company of New York (US
            Trust), as Trustee..........................................  A (10.31.1.2)
10.26.1.3   Company Sublease Agreement, dated as of October 1, 1985,
            between the Company and NYCIDA..............................  A (10.31.1.3)
10.26.1.4   Tax Regulatory Agreement, dated October 9, 1985, from NYCIDA and the Company to US Trust, as Trustee.....................  A (10.31.1.4)

 EXHIBIT                                                                  INCORPORATION
   NO.                              DESCRIPTION                           BY REFERENCE
 -------                            -----------                           -------------
10.26.1.5   Lessee Guaranty Agreement, dated as of October 1, 1985,
            between the Company and US Trust, as Trustee................  A (10.31.1.5)
10.26.1.6   First Supplemental Indenture of Trust, dated as of November
            1, 1985 from the NYCIDA to US Trust.........................  A (10.31.1.6)
10.26.1.7   Third Supplemental Indenture of Trust, dated as of October
            12, 1990 from NYCIDA to US Trust............................  A (10.31.1.7)
10.26.2     Industrial Development Revenue Bonds (1986 ImClone Systems
            Incorporated Project).......................................  A (10.31.2)
10.26.2.1   First Amendment to Company Sublease Agreement, dated as of
            December 1, 1986, between the Company, as Sublessor, and
            NYCIDA as Sublessee.........................................  A (10.31.2.1)
10.26.2.2   First Amendment to Lease Agreement, dated as of December 1,
            1986, between NYCIDA and the Company, as Lessee.............  A (10.31.2.2)
10.26.2.3   Second Supplement Indenture of Trust, dated as of December
            1, 1986 between NYCIDA and US Trust, as Trustee.............  A (10.31.2.3)
10.26.2.4   Tax Regulatory Agreement, dated December 31, 1986, from
            NYCIDA and the Company to US Trust, as Trustee..............  A (10.31.2.4)
10.26.2.5   First Amendment to Lessee Guaranty Agreement, dated as of
            December 1, 1986, between the Company and US Trust, as
            Trustee.....................................................  A (10.31.2.5)
10.26.2.6   Bond Purchase Agreement, dated as of December 31, 1986,
            between NYCIDA and New York Muni Fund, Inc., as Purchaser...  A (10.31.2.6)
10.26.2.7   Letter of Representation and Indemnity Agreement, dated as of December 31, 1986, from the Company to NYCIDA and New
            York Muni Fund, Inc., as Purchaser..........................  A (10.31.2.7)
10.26.3     Industrial Development Revenue Bonds (1990 ImClone Systems
            Incorporated Project).......................................  A (10.31.3)
10.26.3.1   Lease Agreement, dated as of August 1, 1990, between NYCIDA and the Company, as lessee..................................  A (10.31.3.1)
10.26.3.2   Company Sublease Agreement, dated as of August 1, 1990,
            between the Company, as Sublessor, and NYCIDA...............  A (10.31.3.2)
10.26.3.3   Indenture of Trust, dated as of August 1, 1990, between
            NYCIDA and US Trust, as Trustee.............................  A (10.31.3.3)
10.26.3.4   Guaranty Agreement, dated as of August 1, 1990, from the
            Company to US Trust, as Trustee.............................  A (10.31.3.4)
10.26.3.5   Tax Regulatory Agreement, dated August 1, 1990, from the
            Company and NYCIDA to US Trust, as Trustee..................  A (10.31.3.5)
10.26.3.6   Agency Security Agreement, dated as of August 1, 1990, from the Company, as Debtor, and the NYCIDA to US Trust, as
            Trustee.....................................................  A (10.31.3.6)
10.26.3.7   Letter of Representation and Indemnity Agreement, dated as of August 14, 1990, from the Company to NYCIDA, New York
            Mutual Fund, Inc., as the Purchaser and Chase Securities,
            Inc., as Placement Agent Company to NYCIDA..................  A (10.31.3.7)
10.27       Lease Agreement between 180 Varick Street Corporation and
            the Company, dated October 8, 1985, and Additional Space and
            Modification Agreement between 180 Varick Street Corporation and the Company, dated June 13, 1989........................  A (10.32)
10.28       License Agreement between The Board of Trustees of the
            Leland Stanford Junior University and the Company effective
            May 1, 1991.................................................  A (10.33)

 EXHIBIT                                                                  INCORPORATION
   NO.                              DESCRIPTION                           BY REFERENCE
 -------                            -----------                           -------------
10.29       License Agreement between Genentech, Inc. and the Company
            dated December 28, 1989.....................................  A (10.34)
10.30       License Agreement between David Segev and the Company dated
            December 28, 1989...........................................  B (10.35)
10.31       Letter of Intent between the Company and Dr. David Segev
            dated November 18, 1991.....................................  C (10.40)
10.32       Agreement between the Company and Celltech Limited dated
            March 11, 1992..............................................  C (10.42)
10.33       Agreement of Sale dated June 19, 1992 between the Company
            and Korsch Tableting Inc....................................  D (10.45)
10.34       Research and License Agreement, having an effective date of
            December 15, 1992, between the Company and Abbott
            Laboratories................................................  E (10.46)
10.35       Research and License Agreement between the Company and
            Chugai Pharmaceutical Co., Ltd. dated January 25, 1993......  E (10.47)
10.36       License Agreement between the Company and the Regents of the
            University of California dated April 9, 1993................  G (10.48)
10.37       Contract between the Company and John Brown, a division of
            Trafalgar House, dated January 19, 1993.....................  H (10.49)
10.38       Collaboration and License Agreement between the Company and the Cancer Research Campaign Technology, Ltd., signed April
            4, 1994, with an effective date of April 1, 1994............  G (10.50)
10.39       Termination Agreement between the Company and Erbamont Inc.
            dated July 21, 1993.........................................  H (10.51)
10.40       Research and License Agreement between the Company and
            Cyanamid dated September 15, 1993...........................  G (10.52)
10.41       Clinical Trials Agreement between the Company and the
            National Cancer Institute dated November 23, 1993...........  H (10.53)
10.42       License Agreement between the Company and UNC dated December
            1, 1993.....................................................  G (10.54)
10.43       Notice of Termination for the research collaboration between the Company and Chugai Pharmaceutical Co., Ltd. dated
            December 17, 1993...........................................  H (10.55)
10.44       License Agreement between the Company and Rhone-Poulenc
            Rorer dated June 13, 1994...................................  I (10.56)
10.45       Offshore Securities Subscription Agreement between ImClone
            Systems Incorporated and GFL Ultra Fund Limited dated August
            12, 1994....................................................  I (10.57)
10.46       Offshore Securities Subscription Agreement between ImClone
            Systems Incorporated and GFL Ultra Fund Limited dated
            November 4, 1994............................................  I (10.58)
10.47       Offshore Securities Subscription Agreement between ImClone
            Systems Incorporated and Anker Bank Zuerich dated November
            10, 1994....................................................  I (10.59)
10.48       Option Agreement, dated as of April 27, 1995, between
            ImClone Systems Incorporated and High River Limited
            Partnership relating to capital stock of Cadus
            Pharmaceutical Corporation..................................  J (10.60)
10.49       Option Agreement, dated as of April 27, 1995, between
            ImClone Systems Incorporated and High River Limited
            Partnership relating to 300,000 shares of common stock of
            ImClone Systems Incorporated................................  J (10.61)

 EXHIBIT                                                                  INCORPORATION
   NO.                              DESCRIPTION                           BY REFERENCE
 -------                            -----------                           -------------
10.50       Option Agreement, dated as of April 27, 1995, between
            ImClone Systems Incorporated and High River Limited
            Partnership relating to 150,000 shares common stock of
            ImClone Systems Incorporated................................  J (10.62)
10.51       Stock Purchase Agreement, dated as of August 10, 1995, by
            and between ImClone Systems Incorporated and the members of the Oracle Group............................................  J (10.63)
10.52       Form of Warrant issued to the members of the Oracle Group...  J (10.64)
10.53       Loan Agreement, dated as of August 10, 1995, by and between
            ImClone Systems Incorporated and the members of the Oracle
            Group.......................................................  J (10.65)
10.54       Security Agreement, dated as of August 10, 1995, by and
            between ImClone Systems Incorporated and the members of the
            Oracle Group................................................  J (10.66)
10.55       Mortgage, dated August 10, 1995, made by ImClone Systems
            Incorporated for the benefit of Oracle Partners, L.P., as
            Agent.......................................................  J (10.67)
10.56       Financial Advisory Agreement entered into between the
            Company and Genesis Merchant Group Securities dated November
            2, 1995.....................................................  K (10.68)
10.57       Repayment Agreement (with Confession of Judgment, and
            Security Agreement) entered into between the Company and
            Pharmacia, Inc. on March 6, 1996............................  K (10.69)
10.58       License Amendment entered into between the Company and
            Abbott Laboratories on August 28, 1995, amending the
            Research and License Agreement between the parties dated
            December 15, 1992...........................................  K (10.70)
10.59       Amendment of September 1993 to the Research and License
            Agreement between the Company and Merck of April 1, 1990....  K (10.71)
10.60       Amendment of October 1993 to the Research and License
            Agreement between the Company and Merck of April 1, 1990....  K (10.72)
10.61       Employment agreement dated May 17, 1996 between the Company and Carl S. Goldfischer.....................................  L (10.73)
10.62       Financial Advisory Agreement dated February 26, 1997 between the Company and Hambrecht & Quist LLC.......................  L (10.74)
10.63       Exchange Agreement exchanging debt for common stock dated as of April 15, 1996 among the Company and members of The
            Oracle Group................................................  L (10.75)
10.64       Collaborative Research and License Agreement between the
            Company and CombiChem, Inc. dated October 10, 1997..........  M (10.76)
10.65       Amendment of May 1996 to Research and License Agreement
            between the Company and Merck of April 1, 1990..............  P (10.65)
10.66       Amendment of December 1997 to Research and License Agreement
            between the Company and Merck of April 1, 1990..............  P (10.66)
10.67       Equipment Leasing Commitment from Finova Technology Finance,
            Inc. .......................................................  Q (10.67)
10.68       Development and License Agreement between the Company and
            Merck KGaA dated December 14, 1998..........................  R (10.70)
10.69       Lease dated as of December 15, 1998 for the Company's
            premises at 180 Varick Street, New York, New York...........  T (10.69)
10.70       Engagement Agreement, as amended between the Company and
            Diaz & Altschul Capital LLC.................................  T (10.70)
10.71       Amendment dated March 2, 1999 to Development and License
            Agreement between the Company and Merck KGaA................  T (10.71)

 EXHIBIT                                                                  INCORPORATION
   NO.                              DESCRIPTION                           BY REFERENCE
 -------                            -----------                           -------------
10.72       Agreement for Supply of Material dated as of January 1, 1997 between the Company, Connaught Laboratories Limited, a
            Pasteur Merieux Company and Merck KGaA......................  U (10.72)
10.73       Development and Supply Agreement dated as of April 30, 1999 between the Company and Beohringer Ingelheim Pharma KG......  V (10.73)
10.74       Indenture dated as of February 29, 2000 by and between the
            Company and The Bank of New York, as Trustee................  W (10.74)
10.75       Form of 5 1/2% Convertible Subordinated Notes Due 2005......  W (10.75)
10.76       Stock Purchase Agreement between the Company and Valigen NV dated May 31, 2000..........................................  Z (10.76)
10.77       Stock Purchase Agreement between the Company and Valigen NV dated May 31, 2001..........................................  AB (10.77)
10.78       Acquisition Agreement, dated as of September 19, 2001, among the Company, Bristol-Myers Squibb Company and Bristol-Myers
            Squibb Biologics Company....................................  AC
10.79       Stockholder Agreement, dated as of September 19, 2001,
            among, Bristol-Myers Squibb Company, Bristol-Myers Squibb
            Biologics Company and the Company...........................  AC
10.80       Development, Promotion, Distribution and Supply Agreement,
            dated as of September 19, 2001, among the Company,
            Bristol-Myers Squibb Company and E.R. Squibb & Sons,
            L.L.C.......................................................  AC
10.81       Employment Agreement, dated as of September 19, 2001,
            between the Company and Samuel D. Waksal, Ph.D. ............  AC
10.82       Employment Agreement, dated as of September 19, 2001,
            between the Company and Harlan W. Waksal, M.D. .............  AC
10.83       Employment Agreement, dated as of September 19, 2001,
            between the Company and Daniel S. Lynch.....................  AC
10.84       Employment Agreement, dated as of September 19, 2001,
            between the Company and John B. Landes......................  AC
10.85       Employment Agreement, dated as of September 19, 2001,
            between the Company and S. Joseph Tarnowski, Ph.D. .........  AC
10.86       Agreement of Sublease dated October 5, 2001, by and between
            325 Spring Street LLC and the Company. .....................  AF
10.86.1     Promissory Note in the principle amount of $10,000,000,
            dated October 5, 2001, executed by 325 Spring Street LLC in favor of the Company........................................  AF
10.87       Amendment No. 1 to Development, Promotion, Distribution and
            Supply Agreement, dated as of March 5, 2002, among the
            Company, Bristol-Myers Squibb Company and E.R. Squibb &
            Sons, L.L.C. ...............................................  AE
10.88       Amendment, dated as of August 16, 2001 to the Development
            and License Agreement between the Company and Merck
            KGaA. ......................................................  AG
10.89       Agreement of Purchase and Sale, dated as of December 17,
            2001 between the Company and Corum Realty, LP...............  AF
12.1        Ratio of Earnings to Fixed Charges..........................  AF
21.1        Subsidiaries................................................  T (21.1)
23.1        Consent of KPMG LLP.........................................  AF
99.1        1996 Incentive Stock Option Plan, as amended................  AF
99.2        1996 Non-Qualified Stock Option Plan, as amended............  AF

 EXHIBIT                                                                  INCORPORATION
   NO.                              DESCRIPTION                           BY REFERENCE
 -------                            -----------                           -------------
99.3        ImClone Systems Incorporated 1998 Non-Qualified Stock Option
            Plan, as amended............................................  AF
99.4        ImClone Systems Incorporated 1998 Employee Stock Purchase
            Plan........................................................  W (99.4)
99.5        Option Agreement, dated as of September 1, 1998, between the
            Company and Ron Martell.....................................  S (99.3)
99.6        Option Agreement, dated as of January 4, 1999, between the
            Company and S. Joseph Tarnowski.............................  X (99.4)
99.7        Rights Agreement dated as of February 15, 2002 between the
            Company and EquiServe Trust Company, N.A., as Rights
            Agent. .....................................................  AD

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

(AA) Previously filed with the Commission; incorporated by reference to the Company's Annual Report on Form 10-K, for the year ended December 31, 2000.

(AB) Previously filed with the Commission; incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2001.

(AC) Previously filed with the Commission; incorporated by reference to the Company's Schedule 14D-9 filed on September 28, 2001.

(AD) Previously filed with the Commission; incorporated by reference to the Company's Current Report on Form 8-K dated February 19, 2002.

(AE) Previously filed with the Commission; incorporated by reference to the Company's Current Report on Form 8-K dated March 6, 2002.

(AF) Filed herewith.

(AG) Filed herewith and Confidential Treatment has been requested for a portion of this exhibit.

(b) Reports on Form 8-K

     None.

                                   SIGNATURES

        PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          IMCLONE SYSTEMS INCORPORATED
                    March 29, 2002
                                          By /s/ SAMUEL D. WAKSAL
                                            ------------------------------------
                                            SAMUEL D. WAKSAL
                                            PRESIDENT AND CHIEF EXECUTIVE
                                             OFFICER

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

SIGNATURE                                                           TITLE                    DATE
---------                                                           -----                    ----
/s/ ROBERT F. GOLDHAMMER                               Chairman of the Board of         March 29, 2002
---------------------------------------------------    Directors
(ROBERT F. GOLDHAMMER)

/s/ SAMUEL D. WAKSAL                                   President, Chief Executive       March 29, 2002
---------------------------------------------------    Officer and Director (Principal
(SAMUEL D. WAKSAL)                                     Executive Officer)

/s/ HARLAN W. WAKSAL                                   Executive Vice President, Chief  March 29, 2002
---------------------------------------------------    Operating Officer and Director
(HARLAN W. WAKSAL)

/s/ DANIEL S. LYNCH                                    Senior Vice President, Finance   March 29, 2002
---------------------------------------------------    and Chief Financial Officer
(DANIEL S. LYNCH)                                      (Principal Financial Officer)

/s/ VINCENT T. DEVITA, JR.                             Director                         March 29, 2002
---------------------------------------------------
(VINCENT T. DEVITA, JR.)

/s/ DAVID M. KIES                                      Director                         March 29, 2002
---------------------------------------------------
(DAVID M. KIES)

/s/ PAUL B. KOPPERL                                    Director                         March 29, 2002
---------------------------------------------------
(PAUL B. KOPPERL)

/s/ ARNOLD LEVINE                                      Director                         March 29, 2002
---------------------------------------------------
(ARNOLD LEVINE)

/s/ JOHN MENDELSOHN                                    Director                         March 29, 2002
---------------------------------------------------
(JOHN MENDELSOHN)

/s/ WILLIAM R. MILLER                                  Director                         March 29, 2002
---------------------------------------------------
(WILLIAM R. MILLER)

/s/ PETER S. RINGROSE                                  Director                         March 29, 2002
---------------------------------------------------
(PETER S. RINGROSE)

/s/ ANDREW G. BODNAR                                   Director                         March 29, 2002
---------------------------------------------------
(ANDREW G. BODNAR)

/s/ RICHARD BARTH                                      Director                         March 29, 2002
---------------------------------------------------
(RICHARD BARTH)

                                    PART II

                         INDEX TO FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS:
Independent Auditors' Report................................  F-2
Consolidated Balance Sheets at December 31, 2001 and 2000...  F-3
Consolidated Statements of Operations for the Years Ended
  December 31, 2001, 2000 and 1999..........................  F-4
Consolidated Statements of Stockholders' Equity (Deficit)
  for the Years Ended December 31, 2001, 2000 and 1999......  F-5
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2001, 2000 and 1999..........................  F-6
Notes to Consolidated Financial Statements..................  F-7

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ImClone Systems Incorporated and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Notes 2(g) and 9 to the consolidated financial statements, the Company changed its method of revenue recognition for certain upfront non-refundable fees in 2000.

                                          KPMG LLP

Princeton, New Jersey
March 22, 2002

                          IMCLONE SYSTEMS INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2001            2000
                                                              ------------    ------------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................   $  38,093       $  60,325
  Securities available for sale.............................     295,893         236,844
  Prepaid expenses..........................................       3,891           2,628
  Amounts due from corporate partners (including $6,714 from
    BMS at December 31, 2001)...............................       8,230           3,113
  Note receivable -- officer................................          --             282
  Other current assets......................................       3,547           4,025
                                                               ---------       ---------
         Total current assets...............................     349,654         307,217
                                                               ---------       ---------
Property and equipment, net.................................     107,248          52,600
Patent costs, net...........................................       1,513           1,168
Deferred financing costs, net...............................       5,404           7,114
Notes receivable............................................      10,000              --
Investment in equity securities and other assets............         383           3,392
                                                               ---------       ---------
                                                               $ 474,202       $ 371,491
                                                               =========       =========
       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................   $  16,919       $  12,729
  Accrued expenses..........................................      11,810          11,374
  Interest payable..........................................       4,446           4,444
  Deferred revenue (including deferred revenue from BMS of
    $20,299 at December 31, 2001)...........................      20,683           2,434
  Fees potentially refundable to Merck KGaA.................          --          28,000
  Current portion of long-term liabilities..................         426             626
  Preferred stock called for redemption and dividends
    payable.................................................          --          25,764
                                                               ---------       ---------
         Total current liabilities..........................      54,284          85,371
                                                               ---------       ---------
Deferred revenue (including deferred revenue from BMS of
  $177,148 at December 31, 2001)............................     182,813              --
Long-term debt..............................................     242,200         242,200
Other long-term liabilities, less current portion...........          79             488
                                                               ---------       ---------
         Total liabilities..................................     479,376         328,059
                                                               ---------       ---------
Commitments and contingencies (Note 13)
Stockholders' equity (deficit):
Preferred stock, $1.00 par value; authorized 4,000,000
  shares; 200,000 Series A Convertible shares called for
  redemption and classified as a current liability at
  December 31, 2000.........................................          --              --
Common stock, $.001 par value; authorized 120,000,000
  shares; issued 73,348,271 and 65,818,362 at December 31,
  2001 and December 31, 2000, respectively, outstanding
  73,159,021, and 65,767,545 at December 31, 2001 and
  December 31, 2000, respectively...........................          73              66
Additional paid-in capital..................................     341,735         283,268
Accumulated deficit.........................................    (346,037)       (243,808)
Treasury stock, at cost; 189,250 and 50,817 shares at
  December 31, 2001 and December 31, 2000, respectively.....      (4,100)           (492)
Accumulated other comprehensive income:
Unrealized gain on securities available for sale............       3,155           4,398
                                                               ---------       ---------
         Total stockholders' equity (deficit)...............      (5,174)         43,432
                                                               ---------       ---------
                                                               $ 474,202       $ 371,491
                                                               =========       =========

          See accompanying notes to consolidated financial statements

                          IMCLONE SYSTEMS INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2001         2000        1999
                                                            ---------    --------    --------
Revenues:
  License fees and milestone revenue (including BMS
     revenue of $2,553 for the year ended December 31,
     2001)................................................  $  31,737    $    452    $  1,080
  Research and development funding and royalties..........      1,482         961       1,063
                                                            ---------    --------    --------
          Total revenues..................................     33,219       1,413       2,143
                                                            ---------    --------    --------
Operating expenses:
  Research and development................................     96,085      57,384      30,027
  Marketing, general and administrative...................     23,072      16,651       9,354
  Expenses associated with BMS acquisition, stockholder
     and commercial agreements............................     16,055          --          --
                                                            ---------    --------    --------
          Total operating expenses........................    135,212      74,035      39,381
                                                            ---------    --------    --------
                 Operating loss...........................   (101,993)    (72,622)    (37,238)
                                                            ---------    --------    --------
Other:
  Interest income.........................................    (14,990)    (20,819)     (2,842)
  Interest expense........................................     13,585      12,085         292
  Loss (gain) on securities and investments...............      1,641       3,867         (77)
                                                            ---------    --------    --------
          Net interest and other (income) expense.........        236      (4,867)     (2,627)
                                                            ---------    --------    --------
                 Loss before cumulative effect of change
                    in accounting policy..................   (102,229)    (67,755)    (34,611)
Cumulative effect of change in accounting policy for the
  recognition of upfront non-refundable fees..............         --      (2,596)         --
                                                            ---------    --------    --------
                 Net loss.................................   (102,229)    (70,351)    (34,611)
Preferred dividends (including redemption premium of
  $4,000 for the year ended December 31, 2000 and assumed
  incremental yield attributable to beneficial conversion
  feature of $1,009 and $1,331 for the years ended
  December 31, 2000 and 1999, respectively)...............         --       6,773       3,713
                                                            ---------    --------    --------
                 Net loss to common stockholders..........  $(102,229)   $(77,124)   $(38,324)
                                                            =========    ========    ========
Net loss per common share:
  Basic and diluted:
          Loss before cumulative effect of change in
            accounting policy.............................  $   (1.47)   $  (1.18)   $  (0.75)
          Cumulative effect of change in accounting
            policy........................................         --       (0.04)         --
                                                            ---------    --------    --------
            Basic and diluted net loss per common share...  $   (1.47)   $  (1.22)   $  (0.75)
                                                            =========    ========    ========
Weighted average shares outstanding.......................     69,429      63,030      50,894
                                                            =========    ========    ========
Proforma information assuming new revenue recognition
  policy had been applied retroactively:
                 Net loss.................................               $(67,755)   $(34,449)
                                                                         ========    ========
                 Net loss to common stockholders..........               $(74,528)   $(38,162)
                                                                         ========    ========
                 Basic and diluted net loss per common
                    share.................................               $  (1.18)   $  (0.75)
                                                                         ========    ========

          See accompanying notes to consolidated financial statements

                          IMCLONE SYSTEMS INCORPORATED

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                                          NOTE
                                        PREFERRED STOCK       COMMON STOCK       ADDITIONAL                            RECEIVABLE
                                       -----------------   -------------------    PAID-IN     ACCUMULATED   TREASURY   OFFICER AND
                                        SHARES    AMOUNT     SHARES     AMOUNT    CAPITAL       DEFICIT      STOCK     STOCKHOLDER
                                       --------   ------   ----------   ------   ----------   -----------   --------   -----------
Balance at December 31, 1998.........   400,000   $ 400    24,567,312    $25      $184,853     $(138,846)   $  (492)      $(142)
                                       --------   -----    ----------    ---      --------     ---------    -------       -----
Conversion of preferred stock........  (100,000)   (100)      800,000      1            99
Issuance of common stock.............                       3,162,500      3        94,122
Options exercised....................                         671,305      1         5,315
Warrants exercised...................                         495,220                1,257
Issuance of shares through employee
 stock purchase plan.................                           6,753                  177
Options granted to non-employees.....                                                2,411
Options granted to employees.........                                                  175
Interest received on note
 receivable -- officer and
 stockholder.........................                                                                                        11
Interest accrued on note
 receivable -- officer and
 stockholder.........................                                                   11                                  (11)
Preferred stock dividends............                                               (2,382)
Comprehensive loss:
Net loss.............................                                                            (34,611)
Other comprehensive income (loss)
 Unrealized holding gain arising
 during the period...................
 Less: Reclassification adjustment
   for realized gain included in net
   loss..............................
      Total other comprehensive
        income.......................
Comprehensive loss...................
                                       --------   -----    ----------    ---      --------     ---------    -------       -----
Balance at December 31, 1999.........   300,000     300    29,703,090     30       286,038      (173,457)      (492)       (142)
                                       --------   -----    ----------    ---      --------     ---------    -------       -----
Conversion of preferred stock........  (100,000)   (100)      499,220      1            99
Preferred stock called for
 redemption..........................  (200,000)   (200)                           (19,800)
Stock split in the form of a stock
 dividend............................                      32,446,614     32           (32)
Options exercised....................                       2,009,569      2        14,154
Warrants exercised...................                       1,152,350      1         3,653
Issuance of shares through employee
 stock purchase plan.................                           7,519                  420
Options granted to non-employees.....                                                4,425
Options granted to employees.........                                                   72
Repayment of note
 receivable -- officer, including
 interest............................                                                                                       145
Interest accrued on note
 receivable -- officer and
 stockholder.........................                                                    3                                   (3)
Preferred stock dividends, including
 redemption premium..................                                               (5,764)
Comprehensive loss:
Net loss.............................                                                            (70,351)
Other comprehensive income (loss)
 Unrealized holding gain arising
 during the period...................
 Less: Reclassification adjustment
   for realized gain included in net
   loss..............................
      Total other comprehensive
        income.......................
Comprehensive loss...................
                                       --------   -----    ----------    ---      --------     ---------    -------       -----
Balance at December 31, 2000.........        --      --    65,818,362     66       283,268      (243,808)      (492)         --
                                       --------   -----    ----------    ---      --------     ---------    -------       -----
Options exercised....................                       6,229,892      6        52,132
Warrants exercised...................                       1,218,600      1         1,358
Issuance of shares to Merck KGaA.....                          63,027                3,239
Issuance of shares through employee
 stock purchase plan.................                          18,390                  708
Options granted to non-employees.....                                                  958
Options granted to employees.........                                                   72
Treasury shares......................                                                                        (3,608)
Comprehensive loss:
Net loss.............................                                                           (102,229)
Other comprehensive income (loss)
 Unrealized holding gain arising
 during the period...................
 Less: Reclassification adjustment
   for realized gain included in net
   loss..............................
      Total other comprehensive
        (loss).......................
Comprehensive loss...................
                                       --------   -----    ----------    ---      --------     ---------    -------       -----
Balance at December 31, 2001.........        --   $  --    73,348,271    $73      $341,735     $(346,037)   $(4,100)      $  --
                                       ========   =====    ==========    ===      ========     =========    =======       =====

                                        ACCUMULATED
                                           OTHER
                                       COMPREHENSIVE
                                          INCOME
                                          (LOSS)         TOTAL
                                       -------------   ---------
Balance at December 31, 1998.........     $  (624)     $  45,174
                                          -------      ---------
Conversion of preferred stock........                         --
Issuance of common stock.............                     94,125
Options exercised....................                      5,316
Warrants exercised...................                      1,257
Issuance of shares through employee
 stock purchase plan.................                        177
Options granted to non-employees.....                      2,411
Options granted to employees.........                        175
Interest received on note
 receivable -- officer and
 stockholder.........................                         11
Interest accrued on note
 receivable -- officer and
 stockholder.........................                         --
Preferred stock dividends............                     (2,382)
Comprehensive loss:
Net loss.............................                    (34,611)
Other comprehensive income (loss)
 Unrealized holding gain arising
 during the period...................         722            722
 Less: Reclassification adjustment
   for realized gain included in net
   loss..............................          77             77
                                          -------      ---------
      Total other comprehensive
        income.......................         645            645
                                                       ---------
Comprehensive loss...................                    (33,966)
                                          -------      ---------
Balance at December 31, 1999.........          21        112,298
                                          -------      ---------
Conversion of preferred stock........                         --
Preferred stock called for
 redemption..........................                    (20,000)
Stock split in the form of a stock
 dividend............................                         --
Options exercised....................                     14,156
Warrants exercised...................                      3,654
Issuance of shares through employee
 stock purchase plan.................                        420
Options granted to non-employees.....                      4,425
Options granted to employees.........                         72
Repayment of note
 receivable -- officer, including
 interest............................                        145
Interest accrued on note
 receivable -- officer and
 stockholder.........................                         --
Preferred stock dividends, including
 redemption premium..................                     (5,764)
Comprehensive loss:
Net loss.............................                    (70,351)
Other comprehensive income (loss)
 Unrealized holding gain arising
 during the period...................       5,635          5,635
 Less: Reclassification adjustment
   for realized gain included in net
   loss..............................       1,258          1,258
                                          -------      ---------
      Total other comprehensive
        income.......................       4,377          4,377
                                                       ---------
Comprehensive loss...................                    (65,974)
                                          -------      ---------
Balance at December 31, 2000.........       4,398         43,432
                                          -------      ---------
Options exercised....................                     52,138
Warrants exercised...................                      1,359
Issuance of shares to Merck KGaA.....                      3,239
Issuance of shares through employee
 stock purchase plan.................                        708
Options granted to non-employees.....                        958
Options granted to employees.........                         72
Treasury shares......................                     (3,608)
Comprehensive loss:
Net loss.............................                   (102,229)
Other comprehensive income (loss)
 Unrealized holding gain arising
 during the period...................       2,491          2,491
 Less: Reclassification adjustment
   for realized gain included in net
   loss..............................       3,734          3,734
                                          -------      ---------
      Total other comprehensive
        (loss).......................      (1,243)        (1,243)
                                                       ---------
Comprehensive loss...................                   (103,472)
                                          -------      ---------
Balance at December 31, 2001.........     $ 3,155      $  (5,174)
                                          =======      =========

          See accompanying notes to consolidated financial statements

                          IMCLONE SYSTEMS INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                2001         2000         1999
                                                              ---------    ---------    --------
Cash flows from operating activities:
  Net loss..................................................  $(102,229)   $ (70,351)   $(34,611)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................      5,702        2,501       1,959
    Amortization of deferred financing costs................      1,710        1,435           9
    Expense associated with issuance of options and
      warrants..............................................      1,030        4,497       2,586
    Write-off of patent costs...............................         37           48          86
    Gain on securities available for sale...................     (3,734)      (1,258)        (77)
    Write-down of investment in Valigen N.V.................      4,375        5,125          --
    Write-off of convertible promissory note receivable from
      A.C.T Group, Inc......................................      1,000           --          --
    Changes in:
      Prepaid expenses......................................     (1,263)      (2,470)        312
      Amounts due from corporate partners (including $6,714
        from BMS for the year ended December 31, 2001)......     (5,117)      (2,839)     (5,653)
      Other current assets..................................      1,195        3,300        (852)
      Due from officer and stockholder......................         --           --         102
      Note receivable associated with sublease..............    (10,000)          --          --
      Other assets..........................................        (83)        (712)       (128)
      Interest payable......................................          2        4,399          --
      Accounts payable......................................      4,190        8,742       2,878
      Accrued expenses......................................        436        6,251         276
      Deferred revenue (including amounts from BMS of
        $197,447 for the year ended December 31, 2001.......    201,062        2,434         (75)
      Fees potentially refundable to Merck KGaA.............    (28,000)       8,000      16,000
                                                              ---------    ---------    --------
        Net cash provided by (used in) operating
          activities........................................     70,313      (30,898)    (17,188)
                                                              ---------    ---------    --------
Cash flows from investing activities:
  Acquisitions of property and equipment....................    (60,218)     (37,761)     (7,118)
  Purchases of securities available for sale................   (316,029)    (405,514)   (105,520)
  Sales and maturities of securities available for sale.....    259,471      281,656      40,980
  Investment in Valigen N.V.................................     (2,000)      (7,500)         --
  Note receivable from officer and stockholder..............         --         (282)         --
  Loan to A.C.T. Group, Inc.................................     (1,000)          --          --
  Proceeds from repayment of note receivable -- officer and
    stockholder.............................................        282           --          --
  Sale of investment in CombiChem, Inc......................         --           --       2,109
  Additions to patents......................................       (513)        (328)       (346)
                                                              ---------    ---------    --------
        Net cash used in investing activities...............   (120,007)    (169,729)    (69,895)
                                                              ---------    ---------    --------
Cash flows from financing activities:
  Net proceeds from issuance of common stock................         --           --      94,125
  Proceeds from exercise of stock options and warrants......     16,477       17,810       6,573
  Proceeds from issuance of common stock under the employee
    stock purchase plan.....................................        708          420         177
  Proceeds from issuance of common stock to Merck KGaA......      3,239           --          --
  Proceeds from equipment and building improvement
    financings..............................................         --           --          94
  Proceeds from issuance of 5 1/2% convertible subordinated
    notes...................................................         --      240,000          --
  Deferred financing costs..................................         --       (8,512)         --
  Proceeds from repayment of note receivable -- officer and
    stockholder.............................................         --          142          --
  Interest received on note receivable -- officer and
    stockholder.............................................         --            3          11
  Proceeds from repayment of notes receivable -- officers
    and board members.......................................     35,241           --          --
  Purchase of treasury stock................................     (1,830)          --          --
  Payment of preferred stock dividends......................     (5,764)          --      (4,893)
  Redemption of series A preferred stock....................    (20,000)          --          --
  Payments of other liabilities.............................       (609)        (927)       (876)
                                                              ---------    ---------    --------
        Net cash provided by financing activities...........     27,462      248,936      95,211
                                                              ---------    ---------    --------
        Net increase (decrease) in cash and cash
          equivalents.......................................    (22,232)      48,309       8,128
Cash and cash equivalents at beginning of year..............     60,325       12,016       3,888
                                                              ---------    ---------    --------
Cash and cash equivalents at end of year....................  $  38,093    $  60,325    $ 12,016
                                                              =========    =========    ========

          See accompanying notes to consolidated financial statements

                          IMCLONE SYSTEMS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BUSINESS OVERVIEW AND BASIS OF PREPARATION

        ImClone Systems Incorporated (the "Company") is a biopharmaceutical company advancing oncology care by developing a portfolio of targeted biologic treatments, which address the unmet medical needs of patients with a variety of cancers. The Company's three programs include growth factor blockers, cancer vaccines and anti-angiogenesis therapeutics. A substantial portion of the Company's efforts and resources is devoted to research and development conducted on its own behalf and through collaborations with corporate partners and academic research and clinical institutions. The Company has not derived any commercial revenue from product sales. The Company is operated as one business and is comprehensively managed by a single management team that reports to the Chief Operating Officer. The Company does not operate separate lines of business or separate business entities with respect to any of its product candidates. In addition, the Company does not conduct any of its operations outside of the United States. Accordingly, the Company does not prepare discrete financial information with respect to separate product areas or by location and does not have separately reportable segments. The Company employs accounting policies that are in accordance with accounting principles generally accepted in the United States of America.

        The biopharmaceutical industry is subject to rapid and significant technological change. The Company has numerous competitors, including major pharmaceutical companies, specialized biotechnology firms, universities and other research institutions. These competitors may succeed in developing technologies and products that are more effective than any that are being developed by the Company or that would render the Company's technology and products obsolete and non-competitive. Many of these competitors have access to substantially greater financial and technical resources and production and marketing capabilities than the Company. In addition, many of the Company's competitors have significantly greater experience than the Company in pre-clinical testing and human clinical trials of new or improved pharmaceutical products. The Company is aware of various products under development or manufactured by competitors that are used for the prevention, diagnosis or treatment of certain diseases the Company has targeted for product development, some of which use therapeutic approaches that compete directly with certain of the Company's product candidates. The Company has limited experience in conducting and managing pre-clinical testing necessary to enter clinical trials required to obtain government approvals and has limited experience in conducting clinical trials. Accordingly, the Company's competitors may succeed in obtaining Food and Drug Administration ("FDA") approval for products more rapidly than the Company, which could adversely affect the Company's ability to further develop and market its products. If the Company commences significant commercial sales of its products, it will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which the Company has limited experience.

        The Company's lead product candidate, ERBITUX (Cetuximab), formerly known as IMC,-C225, is a therapeutic monoclonal antibody that inhibits stimulation of Epidermal Growth Factor ("EGF") receptor upon which certain solid tumors depend in order to grow. The United States Food and Drug Administration ("FDA") has designated as Fast Track our development program for ERBITUX for the treatment of irinotecan-refractory (patients previously failed regimen containing irinotecan) colorectal cancer.

        Upon the receipt of regulatory approval, the Company intends to market ERBITUX in the United States and Canada together with its development, promotion and distribution partner Bristol-Myers Squibb Company ("BMS") through its wholly-owned subsidiary E.R. Squibb & Sons, L.L.C. ("E.R. Squibb"). The Company has granted its development and marketing partner, Merck KGaA, rights to market ERBITUX outside the United States and Canada. In Japan, the Company and E.R. Squibb will share the development and marketing of ERBITUX with Merck KGaA. The Company is manufacturing ERBITUX for clinical trials and eventual commercial sales worldwide.

        On December 28, 2001, the FDA issued a refusal to file letter with respect to the Company's rolling Biologics License Application ("BLA") for ERBITUX. The BLA was submitted for marketing approval to treat irinotecan-refractory colorectal cancer. On February 26, 2002, the Company, along with representatives from its strategic partners BMS and Merck KGaA, met with the FDA to discuss the FDA's letter refusing to file the BLA for ERBITUX and to seek guidance on how to proceed. The February 26, 2002 meeting with the FDA provided the Company with direction on an approach and process for resubmitting the ERBITUX BLA. Based on concerns raised by the FDA regarding the BLA, the Company discussed providing the FDA with data from a European clinical trial in irinotecan-refractory colorectal cancer currently being enrolled by Merck KGaA in conjunction with reanalyzed clinical data from the Company's U.S. Phase II clinical trials. The Company believes that ERBITUX will be an important drug in the oncology field and will continue to focus its efforts on gaining approval for this product.

        On October 16, 2000, the Company effected a 2-for-1 stock split in the form of a stock dividend. Accordingly, shareholders of record as of September 29, 2000 of the Company's approximately 32.4 million shares of common stock outstanding each received one additional share of common stock for each share of common stock they owned on the record date. The stock split was recorded in the December 31, 2000 consolidated balance sheet as a transfer of $32,000 from additional paid-in capital to common stock. All references to number of shares, per share amounts, weighted average shares, option and warrant shares and related exercise prices for all periods presented in the accompanying consolidated statements of operations, and notes to the consolidated financial statements have been retroactively adjusted to give effect to the stock split.

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

(d) LONG-LIVED ASSETS

        Property and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation of fixed assets is provided by straight-line methods over estimated useful lives of three to twenty years, and leasehold improvements are being amortized over the related lease term or the service lives of the improvements, whichever is shorter.

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

(e) DEFERRED FINANCING COSTS

        Costs incurred in issuing the 5 1/2% Convertible Subordinated Notes and in obtaining the Industrial Development Revenue Bond (see Note 7) are amortized using the straight-line method over the terms of the related instrument.

(f) COMPUTER SOFTWARE COSTS

        The Company records the costs of internal-use computer software in accordance with AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Development or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires that certain internal-use computer software costs be capitalized and amortized over the useful life of the asset. Total costs capitalized under this policy are included in property and equipment.

(g) REVENUE RECOGNITION

        The Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") in the fourth quarter of its fiscal year ended December 31, 2000. Accordingly, the Company implemented a change in accounting policy effective January 1, 2000 with respect to revenue recognition associated with non-refundable fees received upon entering into research and licensing arrangements in accordance with the guidance provided in SAB 101. Beginning January 1, 2000, non-refundable fees received upon entering into license and other collaborative agreements where the Company has continuing involvement are recorded as deferred revenue and recognized over the estimated service period. Payments received under the development, promotion, distribution and supply agreement (the "Commercial Agreement") dated September 19, 2001 with BMS and E.R. Squibb are being deferred and recognized as revenue based on the percentage of actual product research and development costs incurred to date by both BMS and the Company to the estimated total of such costs to be incurred over the term of the agreement. In previous years, prior to SAB 101, non-refundable upfront fees from licensing and other collaborative agreements were recognized as revenue when received, provided all contractual obligations of the Company relating to such fees had been fulfilled.

        Non-refundable milestone payments, which represent the achievement of a significant step in the research and development process, pursuant to collaborative agreements, other than the BMS agreement, are recognized as revenue upon the achievement of the specified milestone.

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

(h) FOREIGN CURRENCY TRANSACTIONS

        Gains and losses from foreign currency transactions, such as those resulting from the translation and settlement of receivables and payables denominated in foreign currencies, are included in the consolidated statements of operations. The Company does not currently use derivative financial instruments to manage the risks associated with foreign currency fluctuations. The Company recorded losses on foreign currency transactions of approximately $35,000 for the year ended December 31, 2001, gains on foreign currency transactions of approximately $25,000 for the year ended December 31, 2000 and losses on foreign currency transactions of approximately $7,000 for the year ended December 31, 1999. Gains and losses from foreign currency transactions are included as a component of operating expenses.

(i) STOCK-BASED COMPENSATION PLANS

        The Company has two types of stock-based compensation plans; stock option plans and a stock purchase plan. The Company accounts for its stock-based compensation plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including the Statement of Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- An Interpretation of APB Opinion No. 25" ("Interpretation No. 44"). Accordingly, compensation expense would be recorded on the date of grant of an option to an employee or member of the Board of Directors only if the market price of the underlying stock on the date of grant exceeded the exercise price. The Company provides the pro forma net income and pro forma earnings per share disclosures for employee and director stock option grants made in 1995 and thereafter as if the fair-value-based method defined in Statement of Financial Accounting Standards ("SFAS") No. 123 had been applied.

(j) RESEARCH AND DEVELOPMENT

        Research and development expenses are comprised of the following types of costs incurred in performing research and development activities: salaries and benefits, allocated overhead and occupancy costs, clinical trial and related clinical manufacturing costs, contract services and other outside costs. Research and development expenses also include costs related to activities performed on behalf of corporate partners that are not subject to reimbursement. Research and development costs are expensed as incurred. The Company is currently producing clinical and commercial grade ERBITUX in its product launch manufacturing facility and under a third-party manufacturing arrangement. The cost associated with these manufacturing activities is being recognized as research and development expense and will continue to be until regulatory approval for commercial use is received or until the Company receives purchase obligations from its corporate partners.

(k) INTEREST

        Interest costs are expensed as incurred, except to the extent such interest is related to construction in progress, in which case interest is capitalized. Interest costs capitalized for the years ended December 31, 2001, 2000, and 1999, were $1,656,000, $846,000, and $204,000, respectively.

(l) INCOME TAXES

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

(m) USE OF ESTIMATES

        Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and related revenue and expense accounts and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles in the United States of America. Actual results could differ from those estimates.

(n) NET LOSS PER COMMON SHARE

        Basic and diluted loss per common share is based on the net loss for the relevant period, adjusted for series A convertible preferred stock ("series A preferred stock") dividends, redemption premiums and the assumed incremental yield attributable to the beneficial conversion feature aggregating $6,773,000, and $3,713,000 for the years ended December 31, 2000 and 1999, respectively, divided by the weighted average number of shares issued and outstanding during the period. For purposes of the diluted loss per share calculation, the exercise or conversion of all potential common shares is not included since their effect would be anti-dilutive for all years presented. As of December 31, 2001, 2000 and 1999, the Company had approximately 15,427,000, 19,143,000 and 19,501,000, respectively, potential common shares outstanding which represent new shares which could be issued under convertible preferred stock, convertible debt, stock options and stock warrants. In December 2000, the Company called for redemption of the remaining 200,000 shares of series A convertible preferred stock. The potential common stock outstanding relating to series A preferred stock conversion for the year ended December 31, 1999 was estimated based on the closing price of the common stock at December 31, 1999. The Company has filed with the state of Delaware a Certificate of Elimination with respect to its series A preferred stock.

(o) COMPREHENSIVE INCOME (LOSS)

        SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income (loss) consists of net income (loss) and net unrealized gains (losses) on securities and is presented in the consolidated statements of stockholders' equity.

(p) RECLASSIFICATION

        Certain amounts previously reported have been reclassified to conform to the current year's presentation.

(q) ACCOUNTING FOR DERIVATIVE AND HEDGING ACTIVITIES

        Effective January 1, 2001, the Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes new accounting and reporting guidelines for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. SFAS No. 133 was subsequently amended by SFAS Nos. 137 and 138. SFAS No. 133 generally requires the recognition of all derivative financial instruments as either assets or liabilities in the consolidated balance sheet and measurement of those derivatives at fair value. The adoption of SFAS No. 133 did not have an effect on the results of operations or the financial position of the Company because the Company did not have any derivative financial instruments as of January 1, 2001.

(3) SECURITIES AVAILABLE FOR SALE

        The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale securities by major security type at December 31, 2001 and 2000 were as follows:

        At December 31, 2001:

                                                           GROSS            GROSS
                                                        UNREALIZED        UNREALIZED
                                     AMORTIZED COST    HOLDING GAINS    HOLDING LOSSES     FAIR VALUE
                                     --------------    -------------    --------------    ------------
U.S. Government agency debt........   $ 30,822,000      $2,450,000        $      --       $ 33,272,000
U.S. corporate debt................     54,915,000         406,000         (546,000)        54,775,000
Foreign corporate debt.............    207,001,000         890,000          (45,000)       207,846,000
                                      ------------      ----------        ---------       ------------
                                      $292,738,000      $3,746,000        $(591,000)      $295,893,000
                                      ============      ==========        =========       ============

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
                                      ============      ==========        =========       ============

        Maturities of debt securities classified as available-for-sale were as follows at December 31, 2001:

        Years ended December 31,

                                                  AMORTIZED COST     FAIR VALUE
                                                  --------------    ------------
     2002.......................................   $ 30,960,000     $ 30,421,000
     2003.......................................        246,000          251,000
     2004.......................................     32,811,000       33,076,000
     2005.......................................     12,840,000       12,917,000
     2006.......................................      5,951,000        6,127,000
     2007 and thereafter........................    209,930,000      213,101,000
                                                   ------------     ------------
                                                   $292,738,000     $295,893,000
                                                   ============     ============

        Proceeds from the sale of investment securities available-for-sale were $155,497,000, $110,772,000 and $25,081,000 for the years ended December 31,
2001, 2000 and 1999, respectively. Gross realized gains included in income in the years ended December 31, 2001, 2000 and 1999 were $3,778,000, $1,280,000 and
$33,000, respectively, and gross realized losses included in income in the years ended December 31, 2001, 2000 and 1999 were $44,000, $22,000 and $65,000, respectively.

(4) PROPERTY AND EQUIPMENT

        Property and equipment are recorded at cost and consist of the following:

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2001            2000
                                                              ------------    ------------
               Land.........................................    2,733,000       2,111,000
               Building and building improvements...........   50,720,000      10,989,000
               Leasehold improvements.......................    8,302,000       7,863,000
               Machinery and equipment......................   33,057,000       9,995,000
               Furniture and fixtures.......................    2,031,000       1,311,000
               Construction in progress.....................   33,080,000      37,436,000
                                                              -----------     -----------
                 Total cost.................................  129,923,000      69,705,000
               Less accumulated depreciation and
                  amortization..............................  (22,675,000)    (17,105,000)
                                                              -----------     -----------
            Property and equipment, net.....................  107,248,000      52,600,000
                                                              ===========     ===========

        The Company built a product launch manufacturing facility on its campus in Somerville, New Jersey. The facility is approximately 80,000 square feet, contains three 10,000 liter fermenters and is being dedicated to the clinical and commercial production of ERBITUX. The cost of the facility was approximately $53,000,000, excluding capitalized interest of approximately $1,966,000. The product launch manufacturing facility was ready for its intended use and put in operation in July 2001 and depreciation commenced at that time.

        The Company is building a second commercial manufacturing facility adjacent to its new product launch manufacturing facility in New Jersey. This new facility will be a multiuse facility with capacity of up to 110,000 liters (working volume). The 250,000 square foot facility will cost approximately $225,000,000, and is being built on land purchased in December 2000. The actual amount may change depending upon various factors. The Company incurred approximately $29,674,000, excluding capitalized interest of approximately $740,000, in conceptual design, engineering and pre-construction costs through December 31, 2001. Through March 22, 2002, committed purchase orders totaling approximately $39,718,000 have been placed for subcontracts and equipment related to this project. In addition, $49,471,000 in engineering, procurement, construction management and validation costs were committed.

        The process of preparing consolidated financial statements in accordance with generally accepted accounting principles requires the Company to evaluate the carrying values of its long-lived assets. The recoverability of the carrying values of the Company's product launch manufacturing facilities and its second commercial manufacturing facility currently in process will depend on (1) receiving FDA approval of ERBITUX, (2) receiving FDA approval of the manufacturing facilities and (3) the Company's ability to earn sufficient returns on ERBITUX. Based on management's current estimates, the Company expects to recover the carrying value of such assets.

        In the year ended December 31, 2001, the Company capitalized $3,211,000 of computer software costs of which $474,000 was amortized as of December 31, 2001.

        On January 31, 2002, the Company purchased real estate consisting of a
7.5 acre parcel of land located near the Company's product launch facility and pilot facility in Somerville, New Jersey, and a 50,000 square foot building, 40,000 square feet of which is warehouse space and 10,000 square feet of which is office space. The purchase price for the property and improvements was approximately $7,000,000. The Company intends to use this property for warehousing and logistics for its Somerville campus.

(5) INVESTMENT IN EQUITY SECURITIES

        In May 2000, the Company made an equity investment in ValiGen N.V. ("ValiGen"), a private biotechnology company specializing in therapeutic target identification and validation using the tools of genomics and gene expression analysis. The Company purchased 705,882 shares of ValiGen's series A preferred stock and received a five-year warrant to purchase 388,235 shares of ValiGen's common stock at an exercise price of $12.50 per share. The aggregate purchase price was $7,500,000. The Company assigned a value of $594,000 to the warrant based on the Black-Scholes Pricing Model. The ValiGen series A preferred stock contains voting rights identical to holders of ValiGen's common stock. Each share of ValiGen series A preferred stock is convertible into one share of ValiGen common stock. The Company may elect to convert the ValiGen series A preferred stock at any time; provided, that the ValiGen preferred stock will automatically convert into ValiGen common stock upon the closing of an initial public offering of ValiGen's common stock with gross proceeds not less than $20,000,000. The Company also received certain protective rights and customary registration rights under this arrangement. The Company recorded this original investment in ValiGen using the cost method of accounting. During the second quarter of 2001, the Company purchased 160,000 shares of ValiGen's series B preferred stock for $2,000,000. The terms of the series B preferred stock are substantially the same as the series A preferred stock. The investment in ValiGen represents approximately 7% of ValiGen's outstanding equity. As of June 30, 2001, the Company had completely written-off its investment in ValiGen. The Company recorded write-downs of approximately $4,375,000 in the year ended December 31, 2001 and $5,125,000 in the year ended December 31, 2000, determined based on the modified equity method of accounting. These write-downs are included in loss
(gain) on securities and investments in the accompanying consolidated statements of operations. In the spring of 2001, the Company also entered into a no-cost Discovery Agreement with ValiGen to evaluate certain of its technology. The Company's Chief Executive Officer is a member of ValiGen's Board of Directors.

        During the second quarter of 2001, the Company made a $1,000,000 loan to A.C.T. Group, Inc. ("A.C.T. Group") and received its convertible promissory note and five-year warrant to purchase its common stock as consideration. A.C.T. Group is engaged in the research and development of technologies enabling the genetic manipulation of cells to produce transgenic animals for pharmaceutical protein production. A.C.T. Group also is developing transgenic cloned cells and tissues for application in cell and organ transplant therapy. The promissory note is due November 30, 2001, does not bear interest, and is payable as follows: (i) if, prior to November 30, 2001, A.C.T. Group sells a stated minimum amount of its series B convertible preferred stock ("A.C.T. Group series B stock"), A.C.T. Group will issue to the Company shares of A.C.T. Group series B stock at a 20% discount to the price at which they are sold; (ii) if, prior to November 30, 2001, A.C.T. Group has not sold the series B stock but enters into a binding agreement with respect to a merger or other transaction in which its stockholders receive securities of another entity with a stated minimum amount of cash, A.C.T. Group will issue to the Company shares of its common stock valued at $1.60 per share; and (iii) if neither of the events described in (i) or (ii) occurs, the note will be payable on November 30, 2001 in cash, or at the option of A.C.T. Group, common stock valued at $1.60 per share. If common stock is used to repay the promissory note, the Company will have the right at that time to purchase up to an additional $1,000,000 worth of A.C.T. Group common stock at $1.60 per share. The Company is to be repaid the promissory note in common stock and has opted not to purchase additional shares of common stock.

        The warrant to purchase common stock entitles the Company to buy $1,000,000 worth of A.C.T. Group common stock beginning with the earlier of November 30, 2001 or the closing of the sale, if any, of the A.C.T. Group series B stock. The exercise prices are the same as the convertible promissory note repayment provisions. Due to the uncertainty regarding the ultimate collection of the note and the absence of a readily determinable market value for A.C.T. Group's common and preferred stock, the Company recorded a $1,000,000 write-down of the note during the year ended December 31, 2001. The write-down is included in loss (gain) on securities and investments in the accompanying consolidated statement of operations for the year ended December 31, 2001. The Company's Chief Executive Officer is a member of A.C.T. Group's Board of Directors.

        In October 1997, the Company entered into a Collaborative Research and License Agreement with CombiChem, Inc. ("CombiChem") to discover and develop novel small molecules for use against selected targets for the treatment of cancer. The Company provided CombiChem with research funding through October 1999 in the amount of $500,000. Concurrent with the execution of the Collaborative Research and License Agreement, the Company entered into a Stock Purchase Agreement pursuant to which the Company purchased 312,500 shares of common stock of CombiChem, as adjusted, for aggregate consideration of $2,000,000. This investment was included in Investment in equity securities and other assets. In 1999, the

Company disposed of its investment in CombiChem resulting in a net gain of $109,000 which is included in loss (gain) on securities and investments in the consolidated statement of operations.

(6) ACCRUED EXPENSES

        The following items are included in accrued expenses:

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2001            2000
                                                              ------------    ------------
               Salaries and other payroll related
                  expenses..................................  $ 4,818,000     $ 2,436,000
               Research and development contract services...    4,360,000       6,747,000
               Other........................................    2,632,000       2,191,000
                                                              -----------     -----------
                                                              $11,810,000     $11,374,000
                                                              ===========     ===========

(7) LONG-TERM DEBT

        Long-term debt consists of the following:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
               5 1/2% Convertible Subordinated Notes due
                 March 1, 2005..............................  $240,000,000   $240,000,000
               11 1/4% Industrial Development Revenue Bond
                 due May 1, 2004............................     2,200,000      2,200,000
                                                              ------------   ------------
                                                              $242,200,000   $242,200,000
                                                              ============   ============

        In February 2000, the Company completed a private placement of $240,000,000 in convertible subordinated notes due March 1, 2005. The Company received net proceeds from this offering of approximately $231,500,000, after deducting costs associated with the offering. Accrued interest on the notes was approximately $4,400,000 at December 31, 2001 and 2000, respectively. The holders may convert all or a portion of the notes into common stock at any time on or before March 1, 2005 at a conversion price of $55.09 per share, subject to adjustment under certain circumstances. The notes are subordinated to all existing and future senior indebtedness. The Company may redeem any or all of the notes at any time prior to March 6, 2003, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to the redemption date if the closing price of the common stock has exceeded 150% of the conversion price for at least 20 trading days in any consecutive 30-trading day period, provided the Company makes an additional payment of $152.54 per $1,000 aggregate principal amount of notes, minus the amount of any interest actually paid thereon prior to the redemption notice date. On or after March 6, 2003, the Company may redeem any or all of the notes at specified redemption prices, plus accrued and unpaid interest to the day preceding the redemption date. The Company was required to file with the SEC and obtain the effectiveness of a shelf registration statement covering resales of the notes and the common stock. Such registration statement was declared effective in July 2000. Upon the occurrence of a "fundamental change" as defined in the agreement, holders of the notes may require the Company to redeem the notes at a price equal to 100% of the principal amount to be redeemed.

        In August 1990, the NYIDA issued $2,200,000 principal amount of its 11 1/4% Industrial Development Revenue Bond due 2004 (the "1990 Bond"). The proceeds from the sale of the 1990 Bond were used by the Company for the acquisition, construction and installation of the Company's research and development facility in New York City. The Company has granted a security interest in all equipment located in its New York City facility purchased with the proceeds from the 1990 bond to secure the obligation of the Company to the NYIDA relating to the 1990 Bond. Interest expense on the 1990 Bond was approximately $248,000 for each of the years ended December 31, 2001, 2000 and 1999.

(8) OTHER LONG-TERM LIABILITIES

        Other long-term liabilities consisted of the following:

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2001            2000
                                                              ------------    ------------
               Liability under capital lease obligations....   $ 470,000       $1,089,000
               Other........................................      35,000           25,000
                                                               ---------       ----------
                                                                 505,000        1,114,000
               Less current portion.........................    (426,000)        (626,000)
                                                               ---------       ----------
                                                               $  79,000       $  488,000
                                                               =========       ==========

        The Company has obligations under various capital leases for certain laboratory, office and computer equipment and also certain building improvements primarily under two financing agreements with Finova Technology Finance, Inc. ("Finova") entered into in 1996 and 1998. The financing agreements allowed the Company to finance the lease of equipment and make certain building and leasehold improvements to existing facilities. Each lease has a fair market value purchase option at the expiration of its 42-month or 48-month term. Pursuant to the financing agreement entered into in 1996, the Company issued to Finova a warrant to purchase 46,440 shares of common stock at an exercise price of $4.85 per share which was exercised in November 1999. The Company recorded a non-cash debt discount of approximately $125,000 in connection with this financing. This discount has been amortized over the 42-month term of the first lease. The Company has entered into twelve individual leases under the financing agreements aggregating a total cost of $3,695,000. There is no further funding available under these agreements. During the years ended December 31, 2001 and 2000, the Company elected to exercise the fair market value purchase option at the expiration of the first six leases under the 1996 and 1998 agreements. There are no covenants associated with these financing agreements that materially restrict the Company's activities. See Notes 14 and 16.

        At December 31, 2001 and 2000, the amounts of laboratory equipment, office and computer equipment, building improvements and furniture and fixtures and the related accumulated amortization recorded under all capital leases were as follows:

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2001            2000
                                                              ------------    ------------
               Laboratory, office and computer equipment....   $1,495,000     $ 2,213,000
               Building improvements........................      313,000         632,000
               Furniture and fixtures.......................      163,000         170,000
                                                               ----------     -----------
                                                                1,971,000       3,015,000
               Less accumulated depreciation and
                  amortization..............................     (985,000)     (1,218,000)
                                                               ----------     -----------
                                                               $  986,000     $ 1,797,000
                                                               ==========     ===========

(9) CHANGE IN ACCOUNTING POLICY FOR REVENUE RECOGNITION

        The Company adopted SAB 101 in the fourth quarter of 2000 with an effective date of January 1, 2000, implementing a change in accounting policy with respect to revenue recognition. See Note 2(g). The adoption of SAB 101 resulted in a $2,596,000 cumulative effect of a change in accounting policy related to nonrefundable upfront licensing fees received from Merck KGaA in connection with the development and commercialization agreement with Merck KGaA with respect to the Company's principal cancer vaccine product candidate, BEC2 and the recombinant gp75 antigen (collectively "BEC2"). The cumulative effect represents revenue originally recorded upon receipt of such payments that now is recorded as deferred revenue and recognized over the life of the related patent(s). During the year ended December 31, 2000, the impact of the change in accounting policy increased net loss by $2,434,000, or $0.04 per share, comprising the

$2,596,000 cumulative effect of the change described above, net of $162,000 of related deferred revenue that was recognized during the period. Had the change in accounting policy been applied retroactively, net loss would have been reduced by $162,000 in the year ended December 31, 1999.

(10) COLLABORATIVE AGREEMENTS

(a) MERCK KGAA

        In April 1990, the Company entered into a development and commercialization agreement with Merck KGaA with respect to BEC2 and the recombinant gp75 antigen. The agreement has been amended a number of times, most recently in December 1997. The agreement grants Merck KGaA a license, with the right to sublicense, to make, have made, use, sell, or have sold BEC2 and gp75 outside North America. The agreement also grants Merck KGaA a license, without the right to sublicense, to use, sell, or have sold, but not to make BEC2 within North America in conjunction with the Company. Pursuant to the terms of the agreement the Company has retained the rights, (1) without the right to sublicense, to make, have made, use, sell, or have sold BEC2 in North America in conjunction with Merck KGaA and (2) with the right to sublicense, to make, have made, use, sell, or have sold gp75 in North America. In return, the Company has recognized research support payments totaling $4,700,000 and is entitled to no further research support payments under the agreement. The Company recognized research support revenue relating to this agreement of $533,000 in the year ended December 31, 1999. Merck KGaA is also required to make payments of up to $22,500,000, of which $4,000,000 has been recognized, through December 31, 2001, based on milestones achieved in the licensed products' development. Merck KGaA is also responsible for worldwide costs of up to DM17,000,000 associated with a multi-site, multinational phase III clinical trial for BEC2 in limited disease small-cell lung carcinoma. This expense level was reached during the fourth quarter of 2000 and all expenses incurred from that point forward are being shared 60% by Merck KGaA and 40% the Company. The Company incurred approximately $657,000 and $412,000 associated with this agreement in the years ended December 31, 2001 and 2000, respectively. Such cost sharing applies to all expenses beyond the DM17,000,000 threshold. Merck KGaA is also required to pay royalties on the eventual sales of BEC2 outside of North America, if any. Revenues from sales, if any, of BEC2 in North America will be distributed in accordance with the terms of a co-promotion agreement to be negotiated by the parties.

        In December 1998, the Company entered into a development and license agreement with Merck KGaA with respect to our interventional therapeutic product candidate for cancer, ERBITUX. In exchange for granting Merck KGaA exclusive rights to market ERBITUX outside of the United States and Canada and co-development rights in Japan, the Company received through December 31, 2001, $30,000,000 in up-front fees and early cash-based milestone payments based on the achievement of defined milestones. An additional $30,000,000 can be received, of which $5,000,000 has been received as of December 31, 2001, assuming the achievement of further milestones for which Merck KGaA will receive equity in the Company. In August 2001, the Company received its first equity-based milestone payment totaling $5,000,000 and accordingly issued to Merck KGaA 63,027 shares of its common stock. The number of shares issued for this milestone payment was determined using a price of $79.33 per share. During the year ended December 31, 2001, the Company recognized revenue of approximately $1,760,000 representing the excess of the amount paid by Merck KGaA for these shares over the fair value of the Company's common stock. The equity underlying these milestone payments will be priced at varying premiums to the then-market price of the common stock depending upon the timing of the achievement of the respective milestones. If issuing shares of common stock to Merck KGaA would result in Merck KGaA owning greater than 19.9% of our common stock, the milestone shares will be a non-voting preferred stock, or other non-voting stock convertible into the Company's common stock. These convertible securities will not have voting rights. They will be convertible at a price determined in the same manner as the purchase price for shares of the Company's common stock if shares of common stock were to be issued. They will not be convertible into common stock if, as a result of the conversion, Merck KGaA would own greater than 19.9% of the Company's common stock. This 19.9% limitation is in place through December 2002. Merck KGaA will pay the Company a royalty on future sales of ERBITUX outside of the United States and Canada, if any. This agreement may be terminated by Merck KGaA in various instances, including (1) at its discretion on any date on which a milestone is achieved (in which case no milestone payment will be made), or (2) for a one-year period after first commercial sale of ERBITUX in Merck KGaA's territory, upon Merck KGaA's reasonable determination that the product is economically unfeasible (in which case Merck KGaA is entitled to receive back 50% of the cash-based up front fees and milestone payments then paid to date, but only out of revenues received, if any, based upon a royalty rate applied to the gross profit from ERBITUX sales or a percentage of ERBITUX fees and royalties received from a sublicensee on account of the sale of ERBITUX in the United States and Canada). In August 2001, the Company and Merck KGaA amended this agreement to provide, among other things, that Merck KGaA may manufacture ERBITUX for supply in its territory and may utilize a third party to do so upon the Company's reasonable acceptance. The amendment further released Merck KGaA from its obligations under the agreement relating to providing a guaranty under a $30,000,000 credit facility relating to the build-out of the product launch manufacturing facility. In addition, the amendment provides that the companies have co-exclusive rights to ERBITUX in Japan, including the right to sublicense and Merck KGaA waived its right of first offer in the case of a proposed sublicense by the Company of ERBITUX in the Company's territory. In consideration for the amendment, the Company agreed to a limited reduction in royalties payable by Merck KGaA on sales of ERBITUX in Merck KGaA's territory.

        In conjunction with Merck KGaA, the Company has expanded the trial of ERBITUX plus radiotherapy in squamous cell carcinoma of the head and neck into Europe, South Africa, Israel, Australia and New Zealand. In order to support these clinical trials, Merck KGaA has agreed to purchase ERBITUX manufactured by Lonza Biologies PLC ("Lonza") for use in these trials and further agreed to reimburse the Company for one-half of the outside contract service costs incurred with respect to the Phase III clinical trial of ERBITUX for the treatment of head and neck cancer in combination with radiation. Amounts due from Merck KGaA related to these agreements totaled approximately $1,503,000 and $2,560,000 at December 31, 2001 and 2000, respectively, and are included in amounts due from corporate partners in the consolidated balance sheet. The aforementioned reimbursements from Merck KGaA for manufacturing and clinical trial costs were recorded as reductions to research and development expenses and totaled approximately $10,067,000, $4,476,000, and $5,554,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

(b) BRISTOL-MYERS SQUIBB COMPANY

        On September 19, 2001, the Company entered into an acquisition agreement (the "Acquisition Agreement") with BMS and Bristol-Myers Squibb Biologics Company, a Delaware corporation ("BMS Biologics") which is a wholly-owned subsidiary of BMS, providing for the tender offer by BMS Biologics to purchase up to 14,392,003 shares of the Company's common stock for $70.00 per share, net to the seller in cash. The tender offer by BMS Biologics, available to all shareholders, allowed for the Company's present or former employees and directors who held exercisable options to purchase shares of the Company's common stock having exercise prices less than $70.00 per share to conditionally exercise any or all of those options and tender the underlying shares in the tender offer. In connection with the Acquisition Agreement, the Company entered into a stockholder agreement with BMS and BMS Biologics, dated as of September 19, 2001 (the "Stockholder Agreement"), pursuant to which the Company agreed with BMS and BMS Biologics to various arrangements regarding each of our respective rights and obligations with respect to, among other things, the ownership of shares of our common stock by BMS and BMS Biologics. Concurrently with the execution of the Acquisition Agreement and the Stockholder Agreement, the Company entered into the Commercial Agreement with BMS and E.R. Squibb, pursuant to which, among other things, BMS and E.R. Squibb are (a) co-developing and co-promoting the biologic pharmaceutical product ERBITUX in the United States and Canada with us, and (b) co-developing and co-promoting ERBITUX in Japan with us and Merck KGaA.

        On March 5, 2002, the Company amended the Commercial Agreement with E.R. Squibb and BMS. The amendment changed certain economics of the Commercial Agreement and has expanded the role of BMS in the ERBITUX development program. One of the principal economic changes to the Commercial Agreement is that the Company received $140,000,000 on March 7, 2002 and is entitled to a payment of $60,000,000 is payable on March 5, 2003. Such payments are in lieu of the $300,000,000 payment the Company would have received on acceptance by the FDA of the ERBITUX BLA under the original terms of the Commercial Agreement. In addition, the Company agreed to resume construction of its second commercial manufacturing facility as soon as reasonably practicable after the execution of the amendment. The terms of the Commercial Agreement, as amended on March 5, 2002, are set forth in more detail below.

ACQUISITION AGREEMENT

        On October 29, 2001 BMS Biologics accepted for payment pursuant to the tender offer, 14,392,003 shares of the Company's common stock on a pro rata basis from all tendering shareholders and those conditionally exercising stock options.

STOCKHOLDER AGREEMENT

        Pursuant to the Stockholder Agreement, the Company's Board of Directors (the "Board") was increased from ten to twelve members. BMS received the right to nominate two directors to the Company's Board of Directors (each a "BMS director") so long as its ownership interest in the Company is 12.5% or greater. If BMS' ownership interest is 5% or greater but less than 12.5%, BMS will have the right to nominate one BMS director, and if BMS' ownership interest is less than 5%, BMS will have no right to nominate a BMS director. Based on the number of shares of common stock acquired pursuant to the tender offer, BMS has the right to nominate two directors. Currently BMS has designated Peter S. Ringrose, M.A., Ph.D., BMS's Chief Scientific Officer, and Andrew G. Bodnar, M.D., J.D., BMS's Senior Vice President, Medical and External Affairs, as the initial BMS directors. The nominations of such individuals were approved by the Board on November 15, 2001.

        If the size of the Company's Board is increased to a number greater than twelve, the number of BMS directors would be increased, subject to rounding, such that the number of BMS directors is proportionate to the lesser of BMS' then-current ownership interest and 19.9%. BMS has agreed to waive this right until the Company's next annual meeting of stockholders to the extent the Company choose to increase the Board to 13 members.

        Notwithstanding the foregoing, BMS will have no right to nominate any BMS directors if (i) the Company have terminated the Commercial Agreement due to a material breach by BMS or (ii) BMS' ownership interest were to remain below 5% for 45 consecutive days.

        Voting of Shares. During the period in which BMS has the right to nominate at least one BMS director, BMS and its affiliates are required to vote all of their shares in the same proportion as the votes cast by all of the Company's other stockholders with respect to the election or removal of non-BMS directors.

        Committees of the Board of Directors. During the period in which BMS has the right to nominate at least one BMS director, BMS also has the right, subject to certain exceptions and limitations to have one member of each committee of the Board be a BMS director.

        Approval Required for Certain Actions. The Company may not take any action that constitutes a prohibited action under the Stockholder Agreement without the consent of the BMS directors, until September 19, 2006 or, if earlier, the occurrence of any of (i) a reduction in BMS's ownership interest to below 5% for 45 consecutive days, (ii) a transfer or other disposition of shares of the Company's common stock by BMS or any of its affiliates such that BMS and its affiliates own or have control over less than 75% of the maximum number of shares of the Company's common stock owned by BMS and its affiliates at any time after September 19, 2001, (iii) an acquisition by a third party of more than 35% of the outstanding shares of the Company's common stock, (iv) a termination of the Commercial Agreement by BMS due to significant regulatory or safety concerns regarding ERBITUX, or (v) a termination of the Commercial Agreement due to a material breach by BMS. Such prohibited actions include (i) issuing additional shares or securities convertible into shares in excess of 21,473,002 shares of the Company's common stock in the aggregate, subject to certain exceptions; (ii) incurring additional indebtedness if the total of (A) the principal amount of indebtedness incurred since September 19, 2001 and then-outstanding, and (B) the net proceeds from the issuance of any redeemable preferred stock then-outstanding, would exceed the Company's amount of indebtedness for borrowed money outstanding as of September 19, 2001 by more than $500 million; (iii) acquiring any business if the aggregate consideration for such acquisition, when taken together with the aggregate consideration for all other acquisitions consummated during the previous twelve months, is in excess of 25% of the Company's aggregate value at the time the binding agreement relating to such acquisition was entered into;
(iv) disposing of all or any substantial portion of the Company's non-cash assets; (v) entering into non-competition agreements that would be binding on BMS, its affiliates or any BMS director; (vi) taking certain actions that would have a discriminatory effect on BMS or any of its affiliates as a stockholder; and (vii) issuing capital stock with more than one vote per share.

        Limitation on Additional Purchases of Shares and Other Actions. Subject to the exceptions set forth below, until September 19, 2006 or, if earlier, the occurrence of any of (i) an acquisition by a third party of more than 35% of the Company's outstanding shares, (ii) the first anniversary of a reduction in BMS's ownership interest in us to below 5% for 45 consecutive days, or (iii) the Company's taking a prohibited action under the Stockholder Agreement without the consent of the BMS directors, neither BMS nor any of its affiliates will acquire beneficial ownership of any shares of the Company's common stock or take any of the following actions: (i) encourage any proposal for a business combination with the Company or an acquisition of the Company's shares; (ii) participate in the solicitation of proxies from holders of shares of the Company's common stock; (iii) form or participate in any "group" (within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934) with respect to shares of the Company's common stock; (iv) enter into any voting arrangement with respect to shares of the Company's common stock; or (v) seek any amendment to or waiver of these restrictions.

        The following are exceptions to the standstill restrictions described above: (i) BMS Biologics may acquire beneficial ownership of shares of the Company's common stock either in the open market or from us pursuant to the option described below, so long as, after giving effect to any such acquisition of shares, BMS's ownership interest would not exceed 19.9%; (ii) BMS may make, subject to certain conditions, a proposal to the Board to acquire shares of the Company's common stock if the Company provide material non-public information to a third party in connection with, or begin active negotiation of, an acquisition by a third party of more than 35% of the outstanding shares; (iii) BMS may acquire shares of the Company's common stock if such acquisition has been approved by a majority of the non-BMS directors; and (iv) BMS may make, subject to certain conditions, including that an acquisition of shares be at a premium of at least 25% to the prevailing market price, non-public requests to the Board to amend or waive any of the standstill restrictions described above. Certain of the exceptions to the standstill provisions described above will terminate upon the occurrence of: (i) a reduction in BMS's ownership interest in the Company to below 5% for 45 consecutive days, (ii) a transfer or other disposition of shares of the Company's common stock by BMS or any of its affiliates such that BMS and its affiliates own or have control over less than 75% of the maximum number of shares owned by BMS and its affiliates at any time after September 19, 2001,
(iii) a termination of the Commercial Agreement by BMS due to significant regulatory or safety concerns regarding ERBITUX, or (iv) a termination of the Commercial Agreement by the Company due to a material breach by BMS.

        Option to Purchase Shares in the Event of Dilution. BMS Biologics has the right under certain circumstances to purchase additional shares of common stock from us at market prices, pursuant to an option granted to BMS by the Company, in the event that BMS's ownership interest is diluted (other than by any transfer or other disposition by BMS or any of its affiliates). BMS can exercise this right (i) once per year, (ii) if the Company issue shares of common stock in excess of 10% of the then-outstanding shares in one day, and
(iii) if BMS's ownership interest is reduced to below 5% or 12.5%. BMS Biologics's right to purchase additional shares of common stock from the Company pursuant to this option will terminate on September 19, 2006 or, if earlier, upon the occurrence of (i) an acquisition by a third party of more than 35% of the outstanding shares, or (ii) the first anniversary of a reduction in BMS's ownership interest in the Company to below 5% for 45 consecutive days.

        Transfers of Shares. Until September 19, 2004, neither BMS nor any of its affiliates may transfer any shares of the Company's common stock or enter into any arrangement that transfers any of the economic consequences associated with the ownership of shares. After September 19, 2004, neither BMS nor any of its affiliates may transfer any shares or enter into any arrangement that transfers any of the economic consequences associated with the ownership of shares, except (i) pursuant to registration rights granted to BMS with respect to the shares, (ii) pursuant to Rule 144 under the Securities Act of 1933, as amended or

(iii) for certain hedging transactions. Any such transfer is subject to the following limitations: (i) the transferee may not acquire beneficial ownership of more than 5% of the then-outstanding shares of common stock; (ii) no more than 10% of the total outstanding shares of common stock may be sold in any one registered underwritten public offering; and (iii) neither BMS nor any of its affiliates may transfer shares of common stock (except for registered firm commitment underwritten public offerings pursuant to the registration rights described below) or enter into hedging transactions in any twelve-month period that would, individually or in the aggregate, have the effect of reducing the economic exposure of BMS and its affiliates by the equivalent of more than 10% of the maximum number of shares of common stock owned by BMS and its affiliates at any time after September 19, 2001. Notwithstanding the foregoing, BMS Biologics may transfer all, but not less than all, of the shares of common stock owned by it to BMS or to E.R. Squibb or another wholly owned subsidiary of BMS.

        Registration Rights. We granted BMS customary registration rights with respect to shares of common stock owned by BMS or any of its affiliates.

COMMERCIAL AGREEMENT

        Rights Granted to E.R. Squibb. Pursuant to the Commercial Agreement, as amended on March 5, 2002, the Company granted to E.R. Squibb (i) the exclusive right to distribute, and the co-exclusive right to develop and promote (together with the Company) any prescription pharmaceutical product using the compound ERBITUX (the "product") in the United States and Canada, (ii) the co-exclusive right to develop, distribute and promote (together with the Company and Merck KGaA and its affiliates) the product in Japan, and (iii) the non-exclusive right to use the Company's registered trademarks for the product in the United States, Canada and Japan (collectively, the "territory") in connection with the foregoing. In addition, the Company agreed not to grant any right or license to any third party, or otherwise permit any third party, to develop ERBITUX for animal health or any other application outside the human health field without the prior consent of E.R. Squibb (which consent may not be unreasonably withheld).

        Rights Granted to the Company. Pursuant to the Commercial Agreement, E.R. Squibb has granted to the Company and the Company's affiliates a license, without the right to grant sublicenses (other than to Merck KGaA and its affiliates for use in Japan and to any third party for use outside the territory), to use solely for the purpose of developing, using, manufacturing, promoting, distributing and selling ERBITUX or the product, any process, know-how or other invention developed solely by E.R. Squibb Or Bms that has general utility in connection with other products or compounds in addition to ERBITUX or the product ("E.R. Squibb Inventions").

        Up-Front and Milestone Payments. The Commercial Agreement provides for up-front and milestone payments by E.R. Squibb to the Company of $900,000,000 in the aggregate, of which $200,000,000 was paid on September 19, 2001, $140,000,000 was paid on March 7, 2002, $60,000,000 is payable on March 5, 2003,
$250,000,000 is payable upon receipt of marketing approval from the FDA with respect to an initial indication for ERBITUX and $250,000,000 is payable upon receipt of marketing approval from the FDA with respect to a second indication for ERBITUX. All such payments are non-refundable and non-creditable. The upfront payment of $200,000,000, which was received in September 2001, has been recorded as deferred revenue (see Note 2g) and is being recognized as revenue over the estimated clinical and regulatory development period for ERBITUX based on an estimate of completion based on costs incurred. The Company recognized approximately $2,553,000 of this up-front payment as revenue during the year ended December 31, 2001.

        Distribution Fees. The Commercial Agreement provides that E.R. Squibb shall pay the Company distribution fees based on a percentage of "annual net sales" of the product (as defined in the Commercial Agreement) by E.R. Squibb in the United States and Canada. The distribution fee is 39% of net sales in the United States and Canada.

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

        Development of the Product. Responsibilities associated with clinical and other ongoing studies will be apportioned between the parties as determined by the product development committee described below. The Commercial Agreement provides for the establishment of clinical development plans setting forth the activities to be undertaken by the parties for the purpose of obtaining marketing approvals, providing market support and developing new indications and formulations of the product. After transition of responsibilities for certain clinical and other studies, each party will be primarily responsible for performing the studies designated to it in the clinical development plans. In the United States and Canada, E.R. Squibb will be responsible for 100% of the cost of all clinical studies other than those studies undertaken post-launch which are not pursuant to an INDA (e.g. phase IV studies), the cost of which will be shared equally between E.R. Squibb and the Company. As between E.R. Squibb and the Company, each will be responsible for 50% of the costs of all studies in Japan. Except as otherwise agreed upon by the parties, the Company will own all registrations for the product and will be primarily responsible for the regulatory activities leading to registration in each country. E.R. Squibb will be primarily responsible for the regulatory activities in each country after the product has been registered in that country. Pursuant to the terms of the Commercial Agreement, as amended, Andrew G. Bodnar, M.D., J.D., Senior Vice President of Medical and External Affairs of BMS, and a member of the Company's Board of Directors, will oversee the implementation of the clinical and regulatory plan for ERBITUX.

        Distribution and Promotion of the Product. Pursuant to the Commercial Agreement, E.R. Squibb has agreed to use all commercially reasonable efforts to launch, promote and sell the product in the territory with the objective of maximizing the sales potential of the product and promoting the therapeutic profile and benefits of the product in the most commercially beneficial manner. In connection with its responsibilities for distribution, marketing and sales of the product in the territory, E.R. Squibb will perform all relevant functions, including but not limited to the provision of all sales force personnel, marketing (including all advertising and promotional expenditures), warehousing and physical distribution of the product. However, the Company have the right, at the Company's election and sole expense, to co-promote with E.R. Squibb the product in the territory. Pursuant to this co-promotion option, which the Company have exercised, the Company will be entitled on and after April 11, 2002 (at the Company's sole expense) to have the Company's sales force and medical liaison personnel participate in the promotion of the product consistent with the marketing plan agreed upon by the parties, provided that E.R. Squibb will retain the exclusive rights to sell and distribute the product. Except for the Company's expenses incurred pursuant to the co-promotion option, E.R. Squibb will be responsible for 100% of the distribution, sales and marketing costs in the United States and Canada, and as between E.R. Squibb and the Company, each will be responsible for 50% of the distribution, sales, marketing costs and other related costs and expenses in Japan.

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

        Management. The parties have formed the following committees for purposes of managing their relationship and their respective rights and obligations under the Commercial Agreement:

        - a joint executive committee (the "JEC"), which consists of certain senior officers of each party. The JEC is co-chaired by a representative of each of BMS and the Company. The JEC is responsible for, among other things, managing and overseeing the development and commercialization of ERBITUX pursuant to the terms of the Commercial Agreement, approving the annual budgets and multi-year expense forecasts, and resolving disputes, disagreements and deadlocks arising in the other committees;

        - a product development committee (the "PDC"), which consists of members of senior management of each party with expertise in pharmaceutical drug development and/or marketing. The PDC is chaired by the Company's representative. The PDC is responsible for, among other things, managing and overseeing the development and implementation of the clinical development plans, comparing actual versus budgeted clinical development and regulatory expenses, and reviewing the progress of the registrational studies;

        - a joint commercialization committee (the "JCC"), which consists of members of senior management of each party with clinical experience and expertise in marketing and sales. The JCC is chaired by a representative of BMS. The JCC is responsible for, among other things, overseeing the preparation and implementation of the marketing plans, coordinating the sales efforts of E.R. Squibb and the Company, and reviewing and approving the marketing and promotional plans for the product in the territory; and

        - a joint manufacturing committee (the "JMC"), which consists of members of senior management of each party with expertise in manufacturing. The JMC is chaired by the Company's representative (unless a determination is made that a long-term inability to supply API exists, in which case the JMC will be co-chaired by representatives of E.R. Squibb and the Company). The JMC is responsible for, among other things, overseeing and coordinating the manufacturing and supply of API and the product, and formulating and directing the manufacturing strategy for the product.

        Any matter which is the subject of a deadlock (i.e., no consensus decision) in the PDC, the JCC or the JMC will be referred to the JEC for resolution. Subject to certain exceptions, deadlocks in the JEC will be resolved as follows: (i) if the matter was also the subject of a deadlock in the PDC, by the co-chairperson of the JEC designated by the Company, (ii) if the matter was also the subject of a deadlock in the JCC, by the co-chairperson of the JEC designated by BMS, or (iii) if the matter was also the subject of a deadlock in the JMC, by the co-chairperson of the JEC designated by the Company. All other deadlocks in the JEC will be resolved by arbitration.

        Right of First Offer. E.R. Squibb has a right of first offer with respect to the Company's IMC-KDR antibodies should the Company decide to enter into a partnering arrangement with a third party with respect to IMC-KDR antibodies at any time prior to the earlier to occur of September 19, 2006 and the first anniversary of the date which is 45 days after any date on which BMS's ownership interest in The Company is less than 5%. If the Company decide to enter into a partnering arrangement during such period, the Company must notify E.R. Squibb. If E.R. Squibb notifies the Company that it is interested in such an arrangement, the Company will provide the Company's proposed terms to E.R. Squibb and the parties will negotiate in good faith for 90 days to attempt to agree on the terms and conditions of such an arrangement. If the parties do not reach agreement during this period, E.R. Squibb must propose the terms of an arrangement which it is willing to enter into, and if the Company reject such terms the Company may enter into an agreement with a third party with respect to such a partnering arrangement (provided that the terms of any such agreement may not be more favorable to the third party than the terms proposed by E.R. Squibb).

        Right of First Negotiation. If, at any time during the restricted period (as defined below), the Company are interested in establishing a partnering relationship with a third party involving certain compounds or products not related to ERBITUX, the product or IMC-KDR antibodies, the Company must notify E.R. Squibb and E.R. Squibb will have 90 days to enter into a non-binding heads of agreement with the Company with respect to such a partnering relationship. In the event that E.R. Squibb and the Company do not enter into a non-binding heads of agreement, the Company is free to negotiate with third parties without further obligation to E.R. Squibb. The "restricted period" means the period from September 19, 2001 until the earliest to occur of
(i) September 19, 2006, (ii) a reduction in BMS's ownership interest in the Company to below 5% for 45 consecutive days, (iii) a transfer or other disposition of shares of the Company's common stock by BMS or any of its affiliates such that BMS and its affiliates own or have control over less than 75% of the maximum number of shares of the Company's common stock owned by BMS and its affiliates at any time after September 19, 2001, (iv) an acquisition by a third party of more than 35% of the outstanding Shares, (v) a termination of the Commercial Agreement by BMS due to significant regulatory or safety concerns regarding ERBITUX, or (vi) the Company's termination of the Commercial Agreement due to a material breach by BMS.

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

        Product Recalls. If E.R. Squibb is required by any regulatory authority to recall the product in any country in the territory (or if the JCC determines such a recall to be appropriate), then E.R. Squibb and the Company shall bear the costs and expenses associated with such a recall (i) in the United States and Canada, in the proportion of 39% for the Company and 61% for E.R. Squibb and
(ii) in Japan, in the proportion for which each party is entitled to receive operating profit or loss (unless, in the territory, the predominant cause for such a recall is the fault of either party, in which case all such costs and expenses shall be borne by such party).

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

        Termination. Unless earlier terminated pursuant to the termination rights discussed below, the Commercial Agreement expires with regard to the product in each country in the territory on the later of September 19, 2018 and the date on which the sale of the product ceases to be covered by a validly issued or pending patent in such country. The Commercial Agreement may be also be terminated prior to such expiration as follows:

        - by either party, in the event that the other party materially breaches any of its material obligations under the Commercial Agreement and has not cured such breach within 60 days after notice;

        - by E.R. Squibb, if the JEC determines that there exists a significant concern regarding a regulatory or patient safety issue that would seriously impact the long-term viability of all products; or

        - by either party, in the event that the JEC does not approve additional clinical studies that are required by the FDA in connection with the submission of the initial regulatory filing with the FDA within 90 days of receiving the formal recommendation of the PDC concerning such additional clinical studies.

        The Company incurred approximately $16,055,000 in advisor fees associated with consummating the acquisition agreement, the stockholder agreement and the commercial agreement with BMS and its affiliates during the year ended December 31, 2001. These costs have been expensed during the year ended December 31, 2001 and included as a separate line item in operating expenses in the consolidated statement of operations.

        At December 31, 2001, research and development and marketing costs associated with ERBITUX that are reimbursable by E.R. Squibb totaled $6,714,000 and are included in amounts due from corporate partners in the consolidated balance sheets. These amounts have been recorded as a reduction to research and development ($4,827,000) and marketing, general and administrative ($1,887,000) expenses in the consolidated statements of operations in the year ended December 31, 2001.

        Revenues for the years ended December 31, 2001, 2000 and 1999 were $33,219,000, $1,413,000 and $2,143,000, respectively. Revenues for the year ended December 31, 2001 primarily consisted of $27,982,000 in milestone and license fee revenues from our development and license agreement with Merck KGaA for ERBITUX. Pursuant to this agreement, the Company received a $2,000,000 cash milestone payment in June 2001 which was recognized as revenue and a $5,000,000 equity-based milestone payment in August 2001, of which $1,760,000 was recognized as revenue. The remaining $24,000,000 of these milestone payments were received in prior periods and originally recorded as fees potentially refundable to corporate partner because they were refundable in the event a condition relating to obtaining certain collateral license agreements was not satisfied. This condition was satisfied in March 2001. In addition, the Company recognized $222,000 of the $4,000,000 up-front payment received upon entering into this agreement. This revenue is being recognized ratably over the anticipated life of the agreement. Revenues for the year ended December 31, 2001 also included $1,480,000 in royalty revenue from our strategic corporate alliance with Abbott Laboratories ("Abbott") in diagnostics and $1,000,000 in milestone revenues and $162,000 in license fee revenues from the Company's strategic corporate alliance with Merck KGaA for BEC2. Revenues for the year ended December 31, 2001 also included $2,553,000 from the Company's ERBITUX commercial agreement with BMS and its wholly-owned subsidiary, E.R. Squibb related to the recognition of a portion of the up-front fee. Payments received under the ERBITUX commercial agreement with BMS are being deferred and recognized as revenue based on the percentage of actual product research and development costs incurred to date by both BMS and the Company to the estimated total of such costs to be incurred over the term of the agreement. Payments received under the Commercial Agreement are being deferred and recognized as revenue based upon the actual product research and development costs incurred to date by BMS, E.R. Squibb and ImClone Systems as a percentage of the estimated total of such costs to be incurred over the term of the agreement. Revenues for the year ended December 31, 2000 primarily consisted of $250,000 in milestone revenue and $961,000 in royalty revenue from the Company's strategic corporate alliance with Abbott in diagnostics and $162,000 in license fee revenue from the Company's strategic corporate alliance with Merck KGaA for BEC2. Revenues for the year ended December 31, 1999 primarily included $500,000 in milestone revenue and $225,000 in research support from the Company's partnership with the Wyeth (formerly known as American Home Products Corporation) in infectious disease vaccines, $533,000 in research and support payments from the Company's strategic corporate alliance with Merck KGaA for BEC2, $500,000 in milestone revenue and $305,000 in royalty revenue from the Company's strategic corporate alliance with Abbott in diagnostics.

        Revenues were derived from the following geographic areas:

                                         YEAR ENDED DECEMBER 31,
                                  -------------------------------------
                                     2001          2000         1999
                                  -----------   ----------   ----------
               United States....  $ 4,075,000   $1,251,000   $1,610,000
               Germany..........   29,144,000      162,000      533,000
                                  -----------   ----------   ----------
                                  $33,219,000   $1,413,000   $2,143,000
                                  ===========   ==========   ==========

(11) STOCKHOLDER' EQUITY

(a) COMMON STOCK

        In May 2000, the stockholders approved the amendment of the Company's certificate of incorporation to increase the total number of shares of common stock the Company is authorized to issue from 60,000,000 shares to 120,000,000 shares.

(b) PREFERRED STOCK

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

        In accordance with the terms of the series A preferred stock, the Company calculated an assumed incremental yield of $5,455,000 at the date of issuance based on a beneficial conversion feature included in the terms of the security. Such amount was being amortized as a preferred stock dividend over the four-year period beginning with the day of issuance. The assumed incremental yield and related amortization period for the respective period after the December 2000 and 1999 conversions and the December 2000 redemption of the series A preferred stock has been adjusted to reflect a decrease in the aggregate assumed incremental yield of $1,796,000 as a result of the aforementioned conversions and redemption prior to the period in which the beneficial conversion feature was available. The assumed incremental yield associated with the shares of series A preferred stock converted has been amortized through each respective conversion date and the assumed incremental yield associated with the shares of series A preferred stock redeemed has been amortized through the call for redemption date. The Company has recognized a total incremental yield attributable to the beneficial conversion feature of $3,659,000 for the period from the date of issuance through December 31, 2000 and there is no remaining unamortized amount. The Company has filed with the State of Delaware a Certificate of Elimination with respect to its series A preferred stock.

(c) STOCKHOLDER RIGHTS PLAN

        On February 15, 2002, the Company's Board of Directors approved a Stockholder Rights Plan and declared a dividend of one right for each share of our common stock outstanding at the close of business on February 19, 2002. In connection with the Board of Directors approval of the stockholders rights plan Series B Participating Cumulative Preferred Stock was created. Under certain conditions, each right entitles the holder to purchase from the Company one-hundredth of a share of series B Participating Cumulative Preferred Stock at an initial purchase price of $175 per share. The Stockholder Rights Plan is designed to enhance the Board's ability to protect stockholders against, among other things, unsolicited attempts to acquire control of the Company which do not offer an adequate price to all of the Company's stockholders or are otherwise not in best interests of the Company and the Company's stockholders.

        Subject to certain exceptions, rights become exercisable (i) on the tenth day after public announcement that any person, entity, or group of persons or entities has acquired ownership of 15% or more of the Company's outstanding common stock, or (ii) 10 business days following the commencement of a tender offer or exchange offer by any person which would, if consummated, result in such person acquiring ownership of 15% or more of the Company's outstanding common stock, (collectively an "Acquiring Person").

        In such event, each right holder will have the right to receive the number of shares of common stock having a then current market value equal to two times the aggregate exercise price of such rights. If the Company were to enter into certain business combination or disposition transactions with an Acquiring Person, each right holder will have the right to receive shares of common stock of the acquiring company having a value equal to two times the aggregate exercise price of the rights.

        The Company may redeem these rights in whole at a price of $.001 per right. The rights expire on February 15, 2012.

(d) STOCK OPTIONS AND WARRANTS

STOCK OPTION PLANS:

        In February 1986, the Company adopted and the shareholders thereafter approved an Incentive Stock Option Plan and a Non-Qualified Stock Option Plan (the "86 Plans"). In February 1996, the Company's Board of Directors adopted and the shareholders thereafter approved an additional Incentive Stock Option Plan and Non-Qualified Stock Option Plan (the "96 Plans"). In May 1998, the Company's Board of Directors adopted an additional Non-Qualified Stock Option Plan (the "98 Plan"), which shareholders were not required to approve. Combined, the 86 Plans, the 96 Plans, as amended, and the 98 Plan, as amended provide as of December 31, 2001 for the granting of options to purchase up to 20,000,000 shares of common stock to employees, directors, consultants and advisors of the Company. Incentive stock options may not be granted at a price less than the fair market value of the stock at the date of grant and may not be granted to non-employees. Options under all the plans, unless earlier terminated, expire ten years from the date of grant. Options granted under these plans generally vest over one-to-five-year periods. At December 31, 2001, options to purchase 11,061,052 shares of common stock were outstanding and 3,875,768 shares were available for grant. Options may no longer be granted under the 86 Plans pursuant to the terms of the 86 Plans. In November 2001, the Board of Directors approved the amendment of the 96 Plans and the 98 Plan whereby upon the occurrence of a change in control, as defined in the amended plan documents, each outstanding option under the 96 Plans and the 98 Plan shall become fully vested and exercisable. In the event a change in control triggers the acceleration of vesting of stock option awards, the Company would be required to recognize compensation expense, in accordance with Interpretation No. 44, for those options that would have otherwise expired unexercisable pursuant to the original terms.

        A summary of stock option activity follows:

                                                                                WEIGHTED
                                                                                AVERAGE
                                                              NUMBER OF      EXERCISE PRICE
                                                                SHARES         PER SHARE
                                                              ----------    ----------------
Balance at December 31, 1998................................   8,818,248         $ 4.10
     Granted................................................   7,028,520          12.22
     Exercised..............................................  (1,342,610)          3.96
     Canceled...............................................    (117,556)          5.39
                                                              ----------
Balance at December 31, 1999................................  14,386,602           8.07
     Granted................................................   3,021,694          40.30
     Exercised..............................................  (3,634,486)          3.88
     Canceled...............................................    (205,622)         24.06
                                                              ----------
Balance at December 31, 2000................................  13,568,188          16.12
     Granted................................................   4,078,500          48.39
     Exercised..............................................  (6,229,892)          8.37
     Canceled...............................................    (355,744)         23.13
                                                              ----------
Balance at December 31, 2001................................  11,061,052         $32.17
                                                              ==========

        The following table summarizes information concerning stock options outstanding at December 31, 2001:

                                             WEIGHTED
                                              AVERAGE
                                             REMAINING     WEIGHTED                   WEIGHTED
                               NUMBER       CONTRACTUAL    AVERAGE       NUMBER       AVERAGE
RANGE OF                     OUTSTANDING       TERM        EXERCISE    EXERCISABLE    EXERCISE
EXERCISE PRICE               AT 12/31/01      (YEARS)       PRICE      AT 12/31/01     PRICE
--------------               -----------    -----------    --------    -----------    --------
$0.28......................       5,000        3.13         $  .28          5,000      $  .28
..53-3.56...................     475,945        4.70           2.48        447,195        2.44
3.63-6.63..................   1,470,385        6.12           5.41      1,314,135        5.52
6.88-18.06.................   2,367,848        7.92          17.38      1,108,245       17.54
19.00-42.16................   2,554,463        8.77          34.72        660,059       35.29
42.64-68.61................   4,038,411        9.47          51.09        976,913       50.24
69.54-73.83................     149,000        9.13          70.40         54,500       70.59
                             ----------                                 ---------
                             11,061,052        8.32         $32.17      4,566,047      $22.78
                             ==========                                 =========

        In September 2001, and in connection with the Board of Directors approval of certain employment agreements, the Company granted options to purchase, in the aggregate, 2,450,000 shares of its common stock to its President and Chief Executive Officer, Executive Vice President and Chief Operating Officer and Senior Vice President, Finance and Chief Financial Officer. The options have a per-share exercise price equal to $50.01, the last reported sale price of the common stock preceding the date Board of Director approval was obtained. The terms of the options granted to the CEO and COO provide that they vest in their entirety three years from the date of grant, but may vest earlier as to 33.33% of the shares if certain targets in the Company's common stock price are achieved. The option granted to the CFO vests equally over three years. See also Note 14.

        The Company's employee stock option plans generally permit option holders to pay for the exercise price of stock options and any related income tax withholding with shares of the Company's common stock that have been owned by the option holders for at least six months. During the year ended December 31, 2001, 138,433 shares of common stock were delivered to the Company in payment of the aggregate exercise price and related income tax withholding associated with the exercise of stock options to purchase an aggregate of 240,000 shares of common stock. The 138,433 shares delivered to the Company had a value of approximately

$3,608,000 determined by multiplying the closing price of the common stock on the date of delivery by the number of shares presented for payment. These shares have been included as treasury stock in the consolidated balance sheet at December 31, 2001.

        In May 1996, the Company granted its then Chief Financial Officer a non-qualified stock option to purchase 450,000 shares of the Company's common stock at an exercise price below the market price of the stock on the date of grant. The Company recorded compensation expense of $150,000 in the year ended December 31, 1999, as prescribed under APB Opinion No. 25.

        In January 1999, the Company granted an option to its Vice President of Product and Process Development to purchase 120,000 shares of common stock. This option was not granted under any of the above mentioned Incentive Stock Option or Non-Qualified Stock Option Plans. The terms of this option are substantially similar to those granted under the 98 Plan.

        During the years ended December 31, 2000 and 1999, the Company granted options to purchase 95,000 and 168,000 shares, respectively, of its common stock to certain Scientific Advisory Board members and outside consultants in consideration for future services. During the years ended December 31, 2001, 2000 and 1999, the Company recognized approximately $957,000, $4,425,000 and $2,411,000, respectively, in compensation expense relating to the options granted to Scientific Advisory Board members and outside consultants. At December 31, 2001, options to purchase 74,500 shares of the Company's common stock related to these grants were vested and outstanding. The fair value of these options was subject to remeasurement through the vesting date using the Black-Scholes option pricing model using assumptions generally comparable to those disclosed below. During the years ended December 31, 2000 and 1999, the Company granted options to outside members of its Board of Directors to purchase approximately 341,474 and 310,000 shares, respectively, of its common stock. No compensation expense was recorded for these option grants.

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

WARRANTS

        As of December 31, 2001, there were no outstanding warrants. Warrants have been issued to certain officers, directors and other employees of the Company, certain Scientific Advisory Board members, certain investors and certain credit providers and investors.

        A summary of warrant activity follows:

                                                                                WEIGHTED
                                                                                AVERAGE
                                                              NUMBER OF      EXERCISE PRICE
                                                                SHARES         PER SHARE
                                                              ----------    ----------------
Balance at December 31, 1998................................   4,527,180         $1.40
     Granted................................................          --            --
     Exercised..............................................    (990,440)         1.27
     Canceled...............................................          --            --
                                                              ----------
Balance at December 31, 1999................................   3,536,740          1.43
     Granted................................................          --            --
     Exercised..............................................  (2,318,140)         1.60
     Canceled...............................................          --            --
                                                              ----------
Balance at December 31, 2000................................   1,218,600          1.13
     Granted................................................          --            --
     Exercised..............................................  (1,218,600)         1.13
     Canceled...............................................          --            --
                                                              ----------         -----
Balance at December 31, 2001................................          --         $  --
                                                              ==========         =====

SFAS NO. 123 DISCLOSURES:

        The following table summarizes the weighted average fair value of stock options and warrants granted to employees and directors during the years ended December 31, 2001, 2000 and 1999:

                                                          OPTION PLANS
                                ----------------------------------------------------------------
                                       2001                   2000                   1999
                                -------------------    -------------------    ------------------
                                 SHARES        $       SHARES(1)      $       SHARES(1)      $
                                ---------    ------    ---------    ------    ---------    -----
Exercise price is less than
  market value at date of
  grant.......................         --    $   --           --    $   --      200,000(2) $5.44
Exercise price equals market
  value at date of grant......  4,078,500    $27.57    2,926,694    $23.79    6,660,520    $8.30

---------------
(1) Does not include 95,000 shares in 2000 and 168,000 shares in 1999 under options granted to non-employees. The fair value of these non-employee grants has been recorded as compensation expense as prescribed by SFAS No. 123.

(2) The Company has recorded compensation expense of $72,000 in the years ended December 31, 2001 and 2000 and $25,000 in the year ended December 31, 1999 in connection with these grants as prescribed under APB Opinion No. 25.

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

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2001     2000     1999
                                                              -----    -----    -----
               Expected life (years)........................   3.43     3.41      5.9
               Interest rate................................   4.27%    6.16%    5.47%
               Volatility...................................  82.16%   83.79%   79.96%
               Dividend yield...............................      0%       0%       0%

        The Company applies APB Opinion No. 25 and related interpretations in accounting for its options and warrants. Except as previously indicated, no compensation cost has been recognized for its stock option and warrant grants. Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company's net loss to common stockholders and net loss per common share would have been increased to the pro forma amounts indicated below:

                                                            YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------
                                                     2001             2000             1999
                                                 -------------    -------------    ------------
Net loss:
     As reported...............................  $(102,229,000)   $ (70,351,000)   $(34,611,000)
     Pro forma.................................   (169,473,000)    (114,081,000)    (43,893,000)
Basic and diluted net loss per common share:
     As reported...............................  $       (1.47)   $       (1.22)   $      (0.75)
     Pro forma.................................          (2.44)           (1.81)          (0.94)

        The pro forma effect on the net loss for the years ended December 31, 2001, 2000 and 1999 is not necessarily indicative of the pro forma effect on future years' operating results.

(e) EMPLOYEE STOCK PURCHASE PLAN

        In April 1998, the Company's Board of Directors adopted the ImClone Systems Incorporated 1998 Employee Stock Purchase Plan (the "ESPP"), subject to shareholders' approval, which was received in May 1998. The ESPP, as amended, allows eligible employees to purchase shares of the Company's common stock through payroll deductions at the end of quarterly purchase periods. To be eligible, an individual must be an employee, work more than 20 hours per week for at least five months per calendar year and not own greater than 5% of the Company's common stock. Pursuant to the ESPP, the Company has reserved 1,000,000 shares of common stock for issuance. Prior to the first day of each quarterly purchase period, each eligible employee may elect to participate in the ESPP. The participant is granted an option to purchase a number of shares of common stock determined by dividing each participant's contribution accumulated prior to the last day of the quarterly period by the purchase price. The participant has the ability to withdraw from the ESPP until the second to last day of the quarterly purchase period. The purchase price is equal to 85% of the market price per share on the last day of each quarterly purchase period. An employee may purchase stock from the accumulation of payroll deductions up to the lesser of 15% of such employee's compensation or $25,000 in value, per year. As adjusted for the stock split, participating employees have purchased 18,390 shares of common stock at an aggregate purchase price of $708,000 for the year ended December 31, 2001, 11,153 shares of common stock at an aggregate purchase price of $420,000 for the year ended December 31, 2000, and 13,506 shares of common stock at an aggregate purchase price of $177,000 for the year ended December 31, 1999. As of December 31, 2001, 948,175 shares were available for future purchases. No compensation expense has been recorded in connection with the ESPP. Pro forma compensation expense of $125,000, $74,000 and $31,000 related to the discount given to employees is included in the pro forma operating results disclosed above in note 11(d) for the years ended December 31, 2001, 2000 and 1999, respectively.

(12) INCOME TAXES

        The tax effects of temporary differences that give rise to significant portions of the gross deferred tax assets and gross deferred tax liabilities at December 31, 2001, and December 31, 2000, are presented below:

                                                              DECEMBER 31,     DECEMBER 31,
                                                                  2001             2000
                                                              -------------    -------------
Gross deferred tax assets:
  Research and development credit carryforwards.............  $  19,415,000    $   7,960,000
  Compensation relating to the issuance of stock options and
     warrants...............................................      3,993,000        2,864,000
  Net operating loss carryforwards..........................    184,325,000      133,124,000
  Deferred revenue..........................................     92,758,000       13,872,000
  Other.....................................................      7,728,000        4,143,000
                                                              -------------    -------------
Total gross deferred tax assets.............................    308,219,000      161,963,000
  Less valuation allowance..................................   (306,781,000)    (159,958,000)
                                                              -------------    -------------
  Net deferred tax assets...................................      1,438,000        2,005,000
                                                              -------------    -------------
Gross deferred tax liabilities:
  Unrealized gain on marketable securities..................      1,438,000        2,005,000
                                                              -------------    -------------
  Net deferred tax asset....................................  $          --    $          --
                                                              =============    =============

        The Company has established a valuation allowance because more likely than not substantially all of its gross deferred tax assets will not be realized. The net change in the total valuation allowance for the years ended December 31, 2001 and 2000 was an increase of $146,823,000 and $76,048,000, respectively. The valuation allowance includes approximately $146,722,000 pertaining to tax deductions relating to stock option exercises for which any subsequently recognized tax benefit will be recorded as an increase to additional paid-in capital. The tax benefit assumed using the federal statutory tax rate of 34% has been reduced to an actual benefit of zero due principally to the aforementioned valuation allowance.

        At December 31, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $437,189,000, which expire at various dates from 2002 through 2021. At December 31, 2001, the Company had research credit carryforwards of approximately $19,415,000, which expire at various dates from 2008 through 2021. Under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation's ability to use net operating loss and research credit carryforwards may be limited if the corporation experiences a change in ownership of more than 50 percentage points within a three-year period. Since 1986, the Company experienced two such ownership changes. As a result, the Company is only permitted to use in any one year approximately $5,159,000 of its available net operating loss carryforwards that occurred prior to February 1996. Similarly, the Company is limited in using its research credit carryforwards. The Company has determined that its November 1999 public stock offering, its February 2000 private placement of convertible subordinated notes, its August 2001 issuance of common stock to Merck KGaA associated with an equity milestone payment under the ERBITUX development and license agreement and its September 2001 acquisition agreement with BMS did not cause an additional ownership change that would further limit the use of its net operating losses and research credit carryforwards. Of the $437,189,000 in net operating loss carry forwards, approximately $395,245,000 is available to use in 2002, approximately $5,159,000 is available to use in each year from 2003 through 2010 and approximately $672,000 is available to use in 2011. Any of the aforementioned net operating loss carryforwards which are not utilized are available for utilization in future years, subject to the statutory expiration dates of such net operating loss carryforwards.

(13) CONTINGENCIES

        The Company and certain of its officers and directors are named as defendents in a number of complaints filed on behalf of purported classes of its stockholders asserting claims under Section 10(b) of the Securities and Exchange Act of 1934 (the "Exchange Act"), Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. It is anticipated that a motion will be filed that would result in the consolidation of these and any subsequently-filed actions that assert similar claims. The complaints in these actions allege generally that various public statements made by the Company or its senior officers during 2001 and early 2002 regarding the prospects for FDA approval of ERBITUX were false or misleading when made, that various Company insiders were aware of material, non-public information regarding the actual prospects for ERBITUX at the time that those insiders engaged in transactions in the Company's common stock and that members of the purported shareholder class suffered damages when the market price of the Company's common stock declined following disclosure of the information that allegedly had not been previously disclosed. On December 28, 2001, the Company disclosed that it had received a "refusal to file" letter from the FDA relating to its biologics license application for ERBITUX. Thereafter, various news articles purported to describe the contents of the FDA's "refusal to file" letter. During this period, the market price of the Company's common stock declined. The complaints in the various actions seek to proceed on behalf of a class of the Company's present and former stockholders, other than defendants or persons affiliated with the defendants, seek monetary damages in an unspecified amount and seek recovery of plaintiffs' costs and attorneys' fees.

        Beginning on January 13, 2002 and continuing thereafter, six separate purported stockholders derivative actions have been filed against the members of its board of directors and the Company, as nominal defendant, making allegations similar to the allegations in the federal securities class action complaints. All of these actions assert claims, purportedly on the Company's behalf, for breach of fiduciary duty by certain members of the board of directors based on the allegation that certain directors engaged in transactions in the Company's common stock while in possession of material, non-public information concerning the regulatory and marketing prospects for ERBITUX. A seventh complaint, purportedly asserting direct claims on behalf of a class of the Company's shareholders but in fact asserting derivative claims that are similar to those asserted in these six cases, was filed in the U.S. District Court for the Southern District of New York on February 13, 2002, styled Dunlap v. Waksal, et al., No. 02 Civ. 1154 (RO). The Dunlap complaint asserts claims against the Board of Directors for breach of fiduciary duty purportedly on behalf of all persons who purchased shares of the Company's common stock prior to June 28, 2001 and then held those shares through December 6, 2001. It alleges that the members of the purported class suffered damages as a result of holding their shares based on allegedly false information about the financial prospects of the Company that was disseminated during this period.

        All of these actions are in their earliest stages. The Company intends to contest vigorously the claims asserted in these actions.

        The Company has received subpoenas and requests for information in connection with investigations by the Securities and Exchange Commission, the Subcommittee on Oversight and Investigations of the U.S. House of Representatives Committee on Energy and Commerce and the U.S. Department of Justice relating to the circumstances surrounding the disclosure of the FDA letter dated December 28, 2001 and trading in the Company's securities by certain Company insiders in 2001. The Company is cooperating with all of these inquiries and intends to continue to do so.

(14) COMMITMENTS

LEASES

        The Company leases office, operating and laboratory space under various lease agreements. Rent expense was approximately $1,576,000, $838,000 and $817,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

        The Company leases its Research and Development and Corporate headquarters in New York City, under an operating lease, which expires in December 2004. See also Note 7.

        In May 2001, the Company entered into an operating lease for a 4,000 square foot portion of a 15,000 square foot building and an adjacent 6,250 square foot building (collectively the "premises") in Brooklyn, New York. The Company has begun to make improvements to the premises in order to relocate its chemistry and high throughput screening personnel from its Research and Development and Corporate headquarters in New York City. The term of the lease is for five years and contains five successive one-year extensions.

        In October 2001, the Company entered into a sublease for a four story building in downtown New York to serve as its future corporate headquarters and research facility. The space, to be designed and improved by the Company in the future, includes between 75,000 and 100,000 square feet of usable space, depending on design, and includes possible additional expansion space. The sublease has a term of 22 years, followed by two five year renewal option periods. In order to induce the sublandlord to enter into the sublease, the Company made a loan to and accepted from the sublandlord a $10,000,000 note receivable. The note is secured by a leasehold mortgage on the prime lease as well as a collateral assignment of rents by the sublandlord. The note is payable over 20 years and bears interest at 5 1/2% in years one through five, 6 1/2% in years six through ten, 7 1/2% in years eleven through fifteen and 8 1/2% in years sixteen through twenty. In addition, the Company paid the owner a consent fee in the amount of $500,000. The sublease is classified as an operating lease, and rent expense is recorded on a straight line basis over the term of the sublease. In addition, the interest payments received on the related note receivable are being recorded as a reduction to rent expense. The consent fee is being recognized as rent expense over the term of the lease.

        Future minimum lease payments under the capital and operating leases are as follows:

                                                      CAPITAL      OPERATING
                                                       LEASES       LEASES
                                                      --------    -----------
Year ending December 31, 2002.......................  $430,000    $ 2,055,000
     2003...........................................    61,000      3,024,000
     2004...........................................        --      3,512,000
     2005...........................................        --      2,374,000
     2006...........................................        --      2,302,000
     2007 and thereafter............................        --     42,365,000
                                                      --------    -----------
                                                       491,000     55,632,000
Less interest expense...............................   (21,000)            --
                                                      --------    -----------
                                                      $470,000    $55,632,000
                                                      ========    ===========

EMPLOYMENT AGREEMENTS

        In September 2001, and February 2002, the Company entered into employment agreements with six senior executive officers, including the Chief Executive Officer and Chief Operating Officer. The September agreements each have three-year terms and the February agreement has a one-year term. The term of employment for each of the CEO and COO will be automatically extended for one additional day each day during the term of employment unless either the Company or the Executive otherwise gives notice. The employment agreements provide for a stated base salary, and minimum bonuses and benefits aggregating $3,765,000 annually. The employment agreements also provide for the grant of a total of 2,450,000 options to three of the executives at a per share exercise price of $50.01. See also Note 11(d).

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

CONSULTING AGREEMENTS

        The Company has consulting agreements with several of its Scientific Advisory Board members and other consultants. These agreements generally are for a term of one year and are terminable at the Company's option. See Note 17.

CONTRACT SERVICES

        In April 1999, the Company signed a definitive agreement with BI Pharma for the further development, production scale-up and manufacture of ERBITUX for use in human clinical trials. The total cost under the agreement was DM11,440,000 or $6,283,000 based on the foreign currency rate on the dates of payment. All of the material manufactured under this agreement has been provided to Merck KGaA for use in clinical trials and Merck KGaA has reimbursed the Company for the costs under this agreement. This reimbursement has been accounted for as reduction to research and development expense in the third quarter of 2000 and the fourth quarter of 1999.

        In December 1999, the Company entered into a development and manufacturing services agreement with Lonza. This agreement was amended in April 2001 to include additional services. Under the agreement, Lonza is responsible for process development and scale-up to manufacture ERBITUX in bulk form under cGMP conditions. These steps were taken to assure that the manufacturing process would produce bulk material that conforms with the Company's reference material. As of December 31, 2001, the Company had incurred approximately $5,353,000 and $1,677,000 for the years ended December 31, 2001 and 2000, respectively, for services provided under the development and manufacturing services agreement. In September 2000, the Company entered into a three-year commercial manufacturing services agreement with Lonza relating to ERBITUX. This agreement was amended in June 2001 and again in September 2001 to include additional services. The total cost for services to be provided under the three-year commercial manufacturing services agreement is approximately $63,050,000. As of December 31, 2001, the Company incurred approximately $4,913,000 and $5,400,000 for the years ended December 31, 2001 and 2000, respectively, for services provided under the commercial manufacturing services agreement. Under these two agreements, Lonza is manufacturing ERBITUX at the 5,000 liter scale under cGMP conditions and is delivering it to the Company over a term ending no later than December 2003. The costs associated with both of these agreements are included in research and development expenses when incurred and will continue to be so classified until such time as ERBITUX may be approved for sale or until the Company obtains obligations from its corporate partners for supply of such product. In the event of such approval or obligations from its corporate partners, the subsequent costs associated with manufacturing ERBITUX for commercial sale will be included in inventory and expensed when sold. In the event the Company terminates the commercial manufacturing services agreement without cause, the Company will be required to pay 85% of the stated costs for each of the first ten batches cancelled, 65% of the stated costs for each of the next ten batches cancelled and 40% of the stated costs for each of the next six batches cancelled. The batch cancellation provisions for the subsequent batches require the company to pay 100% of the stated costs of cancelled batches scheduled within six months of the cancellation, 85% of the stated costs of cancelled batches scheduled between six and twelve months following the cancellation and 65% of the stated costs of cancelled batches scheduled between twelve and eighteen months following the cancellation. These amounts are subject to mitigation should Lonza use its manufacturing capacity caused by such termination for another customer. At December 31, 2001, the estimated remaining future commitments under the amended commercial manufacturing services agreement are $42,562,000 in 2002 and $10,175,000 in 2003.

        In December 2001, the Company entered into an agreement with Lonza to manufacture ERBITUX at the 2,000 liter scale for use in clinical trials by Merck KGaA. The costs associated with the agreement are reimbursable by Merck KGaA and accordingly the reimbursements are accounted for as reduction to research and development expenses. As of December 31, 2001, the Company had incurred and recorded reimbursements from Merck KGaA for approximately $2,483,000 for services provided under this agreement. At December 31, 2001, approximately $133,000 was reimbursable by Merck KGaA and is included in amounts due from corporate partners in the consolidated balance sheets.

        On January 2, 2002 the Company executed a letter of intent with Lonza to enter into a long-term supply agreement. The long-term supply agreement would apply to a large scale manufacturing facility that Lonza is constructing. The Company expects such facility would be able to produce ERBITUX in 20,000 liter batches. The Company paid Lonza $3,250,000 for the exclusive negotiating right of a long term supply agreement. Under certain conditions such payment shall be refunded to the Company. Provided the Company enters into a long-term supply agreement such payment shall be creditable against the 20,000 liter batch price.

(15) RETIREMENT PLAN

        The Company maintains a 401(k) retirement plan available to all full-time, eligible employees. Employee contributions are voluntary and are determined by the individual, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain contributions to the plan. The Company contributed approximately $243,000, $108,000 and $70,000 to the plan for the years ended December 31, 2001, 2000 and 1999, respectively.

(16) SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         2001           2000           1999
                                                      -----------    -----------    -----------
Cash paid during the year for:
  Interest, including amounts capitalized of
     $1,656,000 in 2001 $846,000 in 2000 and
     $204,000 in 1999...............................  $13,529,000    $ 7,097,000    $   497,000
                                                      ===========    ===========    ===========
Non-cash investing and financing activities:
  Redemption of series A preferred stock............           --     20,000,000             --
                                                      ===========    ===========    ===========
  Conversion of series A preferred stock............           --     10,000,000     10,000,000
                                                      ===========    ===========    ===========
  Series A preferred stock redemption premium and
     dividends......................................           --      5,764,000             --
                                                      ===========    ===========    ===========
  Finova capital asset and lease obligations
     additions......................................           --             --        532,000
                                                      ===========    ===========    ===========
  Unrealized gain (loss) on securities
     available-for-sale.............................   (1,243,000)     4,377,000        645,000
                                                      ===========    ===========    ===========
  Officers and board directors notes issued to
     exercise options...............................   35,241,000             --             --
                                                      ===========    ===========    ===========
  Treasury shares received for withholding taxes
     related to exercise of options.................    1,778,000             --             --
                                                      ===========    ===========    ===========
  Accrued interest on note receivable -- officer and
     stockholder....................................           --          3,000         11,000
                                                      ===========    ===========    ===========

(17) CERTAIN RELATED PARTY TRANSACTIONS

        The Company has scientific consulting agreements with two members of the Board of Directors. Expenses relating to these agreements were $112,000 for each of the years ended December 31, 2001, 2000 and 1999.

        Certain transactions engaged in by Dr. Samuel Waksal in securities of the Company were deemed to have resulted in "short-swing profits" under Section 16 of the Securities Exchange Act of 1934 (the "Exchange Act"). In accordance with Section 16(b) of the Exchange Act, Dr. Samuel Waksal has paid the Company an aggregate amount of approximately $486,000, in March 2002, as disgorgement of "short-swing profits" he realized.

        In December 2001, the Company entered into an agreement to sublease a 1,520 square foot portion of its corporate headquarters and research facility in New York City to Scientia Health Group Inc ("Scientia"). Base rent under the sublease is $5,496 per month and is subject to annual escalation. Scientia is also responsible for additional rent representing its pro-rata share of operating expenses. The amount charged to Scientia represents a direct pass through of the Company's cost. The term of the sublease shall continue month to month until such notice of termination by the Company. During the year ended December 31, 2001, the Company incurred, and was subsequently reimbursed by Scientia, for approximately $111,000 in costs associated with preparing the premises for occupancy. The Company's Chief Executive Officer is the Executive Chairman of Scientia.

        In July 2001, the Company accepted a promissory note from each of its President and Chief Executive Officer, Executive Vice President and Chief Operating Officer and Chairman of the Board, and in August 2001 the Company accepted a promissory note from a member of its Board of Directors, in payment of the aggregate exercise price associated with the exercise of stock options and warrants they held to purchase a total of approximately 4,473,000 shares of the Company's common stock. The President and Chief Executive Officer's promissory note was in the amount of $18,178,750; the Executive Vice President and Chief Operating Officer's promissory note was in the amount of $15,747,550; the Chairman of the Board's promissory note was in the amount of $1,228,065; and the other Board member's promissory note was in the amount of $87,000. The unsecured promissory notes were full-recourse, payable on the earlier of one year from the date of the notes or on demand by the Company and bore interest at the prime lending rate plus 1% (7 3/4% on the date of the note). Interest was payable quarterly and the interest rate adjusted quarterly during the term of each note to the then current prime lending rate plus 1%. On October 31, 2001, the Company made demand for repayment by November 23, 2001, of the principal amount of the notes and accrued interest thereon. As of November 14, 2001, the principal amount of all of these notes of $35,241,000 and accrued interest of $879,000 were paid in full.

        The Company accepted from its President and Chief Executive Officer, a full recourse, unsecured promissory note dated as of December 21, 2000 in the principal amount of $282,200. The note was payable upon the earlier of June 21, 2001 or demand by the Company and bore interest at 10.5% (the prime lending rate plus 1% on the date of the note) for the period that the loan is outstanding. The Company extended the term of the note to December 21, 2001. As of November 14, 2001, the principal amount of this note and accrued interest totaling $310,000 was paid in full.

        In January 1999, the Company accepted an unsecured promissory note totaling $60,000 from its Vice President, Product and Process Development. The note was payable upon the earlier of the Company's demand or July 28, 1999 including interest at an annual rate of 8 3/4% for the period that the loan was outstanding. The loan was made in connection with the acceptance of employment and the corresponding relocation of the officer. In July 1999, the note, including all interest, was paid in full.

        In October 1998, the Company accepted an unsecured promissory note totaling $100,000 from its Executive Vice President and COO. The note was payable on demand including interest at the annual rate of 8 1/4% for the period that the loan was outstanding. In April 1999, the note, including all interest, was paid in full.

        In January 1998, the Company accepted a promissory note totaling approximately $131,000 from its President and CEO in connection with the exercise of a warrant to purchase 174,610 shares of the Company's common stock. The note was due no later than two years from issuance and was full recourse. Interest was payable on the first anniversary date of the promissory note and on the stated maturity or any accelerated maturity at the annual rate of 8 1/2%. The note, including all interest, was paid in full during 2000.

        The Company uses Concord Investment Management, a New York-based money management firm, to manage a substantial portion of the Company's debt security portfolio tabulated in Note 3. The Company's Chairman of the Board is a limited partner of Concord International Holdings, LP. Concord International Holdings, LP is the holding company and controls Concord Investment Management. The Company paid investment management fees to Concord Investment Management of approximately $370,000, $412,000 and $60,000 in the years ended December 31, 2001, 2000 and 1999, respectively.

(18) FAIR VALUE OF FINANCIAL INSTRUMENTS

        As of December 31, 2001 and 2000, the following methods and assumptions were used to estimate the fair value of each class of financial instrument:

CASH AND CASH EQUIVALENTS, OTHER RECEIVABLES, ACCOUNTS PAYABLE, ACCRUED AND OTHER CURRENT LIABILITIES

        The carrying amounts approximate fair value because of the short maturity of those instruments.

LONG-TERM OBLIGATIONS

        The fair value of the 5 1/2% convertible subordinated notes was approximately $210,600,000 at March 22, 2002, and $255,000,000 at December 31,
2001 based on their quoted market price. Discounted cash flow analyses were used to determine the fair value of other long-term obligations because no quoted market prices on these instruments were available. The fair value of other long-term obligations approximated their carrying amount.

(19) QUARTERLY FINANCIAL DATA (UNAUDITED)

        The tables below summarize the Company's unaudited quarterly operating results for 2001 and 2000. The first three quarters of 2000 were restated as a result of the adoption of SAB 101 in the fourth quarter of 2000, effective as of the beginning of the year, as described in note 2g.

                                                           THREE MONTHS ENDED
                                        ---------------------------------------------------------
                                         MARCH 31,      JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                           2001           2001           2001            2001
                                        -----------   ------------   -------------   ------------
Revenues..............................  $24,744,000   $  3,251,000   $  2,911,000    $  2,313,000
Net loss to common stockholders.......   (1,195,000)   (29,503,000)   (41,072,000)    (30,459,000)
Basic and diluted net loss per common
  share...............................  $     (0.02)  $      (0.44)  $      (0.57)   $      (0.42)

                                                           THREE MONTHS ENDED
                                       ----------------------------------------------------------
                                        MARCH 31,       JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                           2000           2000           2000            2000
                                       ------------   ------------   -------------   ------------
Revenues.............................  $    247,000   $    200,000   $    813,000    $    153,000
Net loss before cumulative effect of
  change in accounting policy........   (12,016,000)   (13,809,000)   (12,904,000)    (29,026,000)
Net loss.............................   (14,612,000)   (13,809,000)   (12,904,000)    (29,026,000)
Net loss to common stockholders
  before cumulative effect of change
  in accounting policy...............   (12,718,000)   (14,512,000)   (13,616,000)    (33,682,000)
Net loss to common stockholders after
  cumulative effect of change in
  accounting policy..................   (15,314,000)   (14,512,000)   (13,616,000)    (33,682,000)
Basic and diluted loss per common
  share before cumulative effect of
  change in accounting policy........         (0.21)         (0.23)         (0.21)          (0.52)
Basic and diluted net loss per common
  share after cumulative effect of
  change in accounting policy........  $      (0.26)  $      (0.23)  $      (0.21)   $      (0.52)

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