Form 10-Q
period 2002-06-30
IMCLONE SYSTEMS INC/DE
filed 2002-08-14
CIK 765258

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                              Yes [X]    No [ ]

Applicable only to corporate issuers:

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             CLASS                     OUTSTANDING AS OF AUGUST 13, 2002
             -----                     ---------------------------------

 Common Stock, par value $.001                 73,385,235 Shares

================================================================================

                          IMCLONE SYSTEMS INCORPORATED

                                      INDEX

                                                                                                   PAGE NO.
                                                                                                   --------

PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements

           Consolidated Balance Sheets - June 30, 2002 (unaudited) and December 31, 2001 .......       1

           Unaudited Consolidated Statements of Operations - Three and six months ended
           June 30, 2002 and 2001 ..............................................................       2

           Unaudited Consolidated Statements of Cash Flows - Six months ended
           June 30, 2002 and 2001 ..............................................................       3

           Notes to Consolidated Financial Statements ..........................................       4

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations      13

   Item 3. Quantitative and Qualitative Disclosures About Market Risk ..........................      23

PART II - OTHER INFORMATION

   Item 1. Legal Proceedings ...................................................................      24

   Item 2. Changes in Securities and Use of Proceeds ...........................................      25

   Item 4. Submission of Matters to a Vote of Security Holders .................................      25

   Item 6. Exhibits and Reports on Form 8-K ....................................................      26

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                          IMCLONE SYSTEMS INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except per share and share data)

                                                                               JUNE 30,       DECEMBER 31,
                                                                                 2002            2001
                                                                               ---------      -----------
                                                                              (unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents .............................................      $  65,535       $  38,093
  Securities available for sale .........................................        286,077         295,893
  Prepaid expenses ......................................................          5,679           3,891
  Amounts due from corporate partners (Note 7) ..........................         16,562           8,230
  Other current assets ..................................................          4,395           3,547
                                                                               ---------       ---------
      Total current assets ..............................................        378,248         349,654
                                                                               ---------       ---------
Property and equipment, net .............................................        145,420         107,248
Patent costs, net .......................................................          1,632           1,513
Deferred financing costs, net ...........................................          4,556           5,404
Note receivable .........................................................         10,000          10,000
Other assets ............................................................          4,518             383
                                                                               ---------       ---------
                                                                               $ 544,374       $ 474,202
                                                                               =========       =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable ......................................................      $  14,947       $  16,919
  Accrued expenses ......................................................         22,660          11,810
  Interest payable ......................................................          4,442           4,446
  Current portion of deferred revenue (Note 7) ..........................         36,627          20,683
  Current portion of long-term liabilities ..............................            236             426
                                                                               ---------       ---------
      Total current liabilities .........................................         78,912          54,284
                                                                               ---------       ---------

Deferred revenue, less current portion (Note 7) .........................        298,612         182,813
Long-term debt ..........................................................        242,200         242,200
Other long-term liabilities, less current portion .......................             57              79
                                                                               ---------       ---------
      Total liabilities .................................................        619,781         479,376
                                                                               ---------       ---------
Commitments and contingencies (Note 8)
Stockholders' equity (deficit):
  Preferred stock, $1.00 par value; authorized 4,000,000 shares;
    reserved 1,200,000 series B participating cumulative preferred
    stock................................................................             --              --
  Common stock, $.001 par value; authorized 200,000,000 shares; issued
    73,573,160 and 73,348,271 at June 30, 2002 and December 31, 2001,
    respectively, outstanding 73,383,910, and 73,159,021 at June 30, 2002
    and December 31, 2001, respectively .................................             74              73
  Additional paid-in capital ............................................        345,295         341,735
  Accumulated deficit ...................................................       (419,153)       (346,037)
  Treasury stock, at cost; 189,250 shares at June 30, 2002 and
    December 31, 2001 ...................................................         (4,100)         (4,100)
  Accumulated other comprehensive income:
    Unrealized gain on securities available for sale ....................          2,477           3,155
                                                                               ---------       ---------
      Total stockholders' equity (deficit) ..............................        (75,407)         (5,174)
                                                                               ---------       ---------
                                                                               $ 544,374       $ 474,202
                                                                               =========       =========

           See accompanying notes to consolidated financial statements

                          IMCLONE SYSTEMS INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                 JUNE 30,                      JUNE 30,
                                                        -------------------------     -------------------------
                                                           2002           2001           2002           2001
                                                        ----------     ----------     ----------     ----------
Revenues:
  License fees and milestone revenue (Note 7) ......    $    1,595     $    3,136     $    8,258     $   27,232
  Research and development funding and royalties ...            38            115            688            763
  Collaborative agreement revenue (Note 7)  ........         9,932            644         21,170          3,895
                                                        ----------     ----------     ----------     ----------
    Total revenues .................................        11,565          3,895         30,116         31,890
                                                        ==========     ==========     ==========     ==========

Operating expenses:
  Research and development .........................        38,167         24,390         75,945         49,486
  Marketing, general and administrative ............        16,479          6,223         24,602          9,951
  Expenses associated with the amended Bristol-Myers
    Squibb Company ("BMS") Commercial Agreement ....            --             --          2,250             --
                                                        ----------     ----------     ----------     ----------
    Total operating expenses .......................        54,646         30,613        102,797         59,437
                                                        ==========     ==========     ==========     ==========

Operating loss .....................................       (43,081)       (26,718)       (72,681)       (27,547)
                                                        ----------     ----------     ----------     ----------

Other:
  Interest income ..................................        (2,904)        (3,262)        (5,168)        (7,827)
  Interest expense .................................         3,347          3,197          6,839          6,510
  Loss (gain) on securities and investments ........          (435)         2,850         (1,236)         4,468
                                                        ----------     ----------     ----------     ----------

    Net interest and other expense .................             8          2,785            435          3,151
                                                        ----------     ----------     ----------     ----------

      Net loss .....................................    $  (43,089)    $  (29,503)    $  (73,116)    $  (30,698)
                                                        ==========     ==========     ==========     ==========

Net loss per common share:
  Basic and diluted:
    Net loss per common share ......................    $    (0.59)    $    (0.44)    $    (1.00)    $    (0.46)
                                                        ==========     ==========     ==========     ==========

Weighted average shares outstanding ................        73,356         67,051         73,332         66,657
                                                        ==========     ==========     ==========     ==========

           See accompanying notes to consolidated financial statements

                          IMCLONE SYSTEMS INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                   SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                               -------------------------
                                                                                  2002           2001
                                                                               ----------     ----------
Cash flows from operating activities:
Net loss ..................................................................    $  (73,116)    $  (30,698)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization ...........................................         4,656          1,558
  Amortization of deferred financing costs ................................           848            848
  Expense associated with issuance of options and warrants ................             7            687
  Gain on securities available for sale ...................................        (1,236)          (908)
  Write-down of investment in Valigen N.V .................................            --          4,375
  Write-off of convertible promissory note receivable
    from A.C.T. Group, Inc. ...............................................            --          1,000
  Changes in:
    Prepaid expenses ......................................................        (1,788)        (1,183)
    Amounts due from corporate partners (including amounts received from
      BMS of $6,887 for the six months ended June 30, 2002) ...............        (8,332)            --
    Note receivable - officer .............................................            --            (15)
    Other current assets ..................................................          (848)         2,816
    Other assets ..........................................................        (4,135)           (75)
    Interest payable ......................................................            (4)             1
    Accounts payable ......................................................        (1,972)        (4,811)
    Accrued expenses ......................................................        10,850         (2,026)
    Deferred revenue (including amounts received from BMS of $140,000
      for the six months ended June 30, 2002) .............................       131,743          3,807
    Fees potentially refundable to Merck KGaA .............................            --        (28,000)
                                                                               ----------     ----------
      Net cash provided by (used in) operating activities .................        56,673        (52,624)
                                                                               ----------     ----------

Cash flows from investing activities:
  Acquisitions of property and equipment ..................................       (42,686)       (28,196)
  Purchases of securities available for sale ..............................      (241,356)       (30,346)
  Sales and maturities of securities available for sale ...................       251,730         87,646
  Investment in Valigen N.V ...............................................            --         (2,000)
  Loan to A.C.T. Group, Inc. ..............................................            --         (1,000)
  Additions to patents ....................................................          (203)          (431)
                                                                               ----------     ----------
      Net cash provided by (used in) investing activities .................       (32,515)        25,673
                                                                               ----------     ----------

Cash flows from financing activities:
  Proceeds from exercise of stock options and warrants ....................         2,745          3,744
  Proceeds from issuance of common stock under the employee stock
    purchase plan .........................................................           323            348
  Proceeds from short-swing profit rule ...................................           486             --
  Purchase of treasury stock ..............................................            --         (1,830)
  Payment of preferred stock dividends ....................................            --         (5,764)
  Redemption of series A preferred stock ..................................            --        (20,000)
  Payments of other liabilities ...........................................          (270)          (357)
                                                                               ----------     ----------
      Net cash provided by (used in) financing activities .................         3,284        (23,859)
                                                                               ----------     ----------
      Net increase (decrease) in cash and cash equivalents ................        27,442        (50,810)
Cash and cash equivalents at beginning of period ..........................        38,093         60,325
                                                                               ----------     ----------
Cash and cash equivalents at end of period ................................    $   65,535     $    9,515
                                                                               ==========     ==========
Supplemental cash flow information:
  Cash paid for interest, including amounts capitalized of $780 and $1,120
    for the six months ended June 30, 2002 and 2001, respectively .........    $    6,776     $    6,781
                                                                               ==========     ==========
  Non-cash financing activity:
    Capital asset and lease obligation addition ...........................    $       58     $       --
                                                                               ==========     ==========

           See accompanying notes to consolidated financial statements

                          IMCLONE SYSTEMS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)   BASIS OF PREPARATION

      The consolidated financial statements of ImClone Systems Incorporated ("ImClone Systems" or the "Company") as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 are unaudited. In the opinion of management, these unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission ("SEC").

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

(2)   PROPERTY AND EQUIPMENT

      Property and equipment are recorded at cost and consist of the following:

                                                    JUNE 30,       DECEMBER 31,
                                                      2002              2001
                                                  ------------     ------------
Land .........................................    $  4,899,000     $  2,733,000
Building and building improvements ...........      61,306,000       50,720,000
Leasehold improvements .......................       8,367,000        8,302,000
Machinery and equipment ......................      37,131,000       33,057,000
Furniture and fixtures .......................       2,088,000        2,031,000
Construction in progress .....................      58,876,000       33,080,000
                                                  ------------     ------------
      Total cost .............................     172,667,000      129,923,000
Less accumulated depreciation and amortization     (27,247,000)     (22,675,000)
                                                  ------------     ------------
Property and equipment, net ..................    $145,420,000     $107,248,000
                                                  ============     ============

      The Company is building a second commercial manufacturing facility adjacent to its new product launch manufacturing facility in Somerville, New Jersey. This new facility will be a multi-use facility with capacity of up to 110,000 liters (working volume). The 250,000 square foot facility will cost approximately $233,000,000, and is being built on land purchased in December 2000. The actual cost of the new facility may change depending upon various factors. The Company incurred approximately $52,617,000, (included in construction in progress above) excluding capitalized interest of approximately $1,234,000, in conceptual design, engineering and pre-construction costs through June 30, 2002. Through July 22, 2002, committed purchase orders totaling approximately $40,217,000 have been placed for subcontracts and equipment related to this project. In addition, $22,770,000 in engineering, procurement, construction management and validation costs were committed.

      In January 2002, the Company purchased real estate consisting of a 7.5-acre parcel of land located adjacent to the Company's product launch manufacturing facility and pilot facility in Somerville, New Jersey. The real estate includes an existing 50,000 square foot building, 40,000 square feet of which is warehouse space and 10,000 square feet of which is office space. The purchase price for the property and building was approximately $7,020,000, of which approximately $1,125,000 related to the purchase of the land and approximately $5,895,000 related to the purchase of the building. The Company intends to use this property for warehousing and logistics for its Somerville campus.

      On May 20, 2002, the Company purchased real estate consisting of a 6.94-acre parcel of land located across the street from the Company's product launch manufacturing facility in Somerville, New Jersey. The real estate includes an existing 46,000 square feet of office space. The purchase price for the property was approximately $4,515,000, of which approximately $1,041,000 was related to the purchase of the land and approximately $3,474,000 was related to the purchase of the building. The Company intends to use this property as the administrative building for the Somerville campus. As of June 30, 2002, the Company has incurred approximately $422,000 for the retrofit of this facility. The total cost for the retrofit will be approximately $5,187,000.

      The process of preparing consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires the Company to evaluate the carrying values of its long-lived assets. The recoverability of the carrying values of the Company's product launch manufacturing facility, its second commercial manufacturing facility and its warehousing and logistics facility will depend on (1) receiving FDA approval of our interventional therapeutic product candidate for cancer, ERBITUX((TM)), (2) receiving FDA approval of the manufacturing facilities and (3) the Company's ability to earn sufficient returns on ERBITUX. Based on management's current estimates, the Company expects to recover the carrying value of such assets.

(3)   MANUFACTURING CONTRACT SERVICES

      In December 1999, the Company entered into a development and manufacturing services agreement with Lonza Biologics PLC ("Lonza"). This agreement was amended in April 2001 to include additional services. Under the agreement, Lonza was responsible for process development and scale-up to manufacture ERBITUX in bulk form under current Good Manufacturing Practices ("cGMP") conditions. These steps were taken to assure that the manufacturing process would produce bulk material that conforms with the Company's reference material. The Company did not incur any costs associated with this agreement during the three months ended June 30, 2002 and 2001. Approximately $38,000 and $3,600,000 was incurred in the six months ended June 30, 2002 and 2001, respectively, and $7,068,000 from inception through June 30, 2002. As of June 30, 2002, Lonza has completed its responsibilities under the development and manufacturing services agreement.

      In September 2000, the Company entered into a three-year commercial manufacturing services agreement with Lonza relating to ERBITUX. This agreement was amended in June 2001 and again in September 2001 to include additional services. The total cost for services to be provided under the three-year commercial manufacturing services agreement is approximately $87,050,000. The Company has incurred approximately $7,410,000 and $3,075,000 in the three months ended June 30, 2002 and 2001, respectively, and $14,528,000 and $4,875,000 in the six months ended June 30, 2002 and 2001, respectively, and $24,840,000 from inception through June 30, 2002 for services provided under the commercial manufacturing services agreement.

      Under the December 1999 and September 2000 agreements, Lonza is manufacturing ERBITUX at the 5,000 liter scale under cGMP conditions and is delivering it to the Company over a term ending no later than December 2003. The costs associated with both of these agreements are included in research and development expenses when incurred and will continue to be so classified until such time as ERBITUX may be approved for sale or until the Company obtains obligations from its corporate partners to purchase such product. In the event of such approval or obligations from its corporate partners, the subsequent costs associated with manufacturing ERBITUX for commercial sale will be included in inventory and expensed when sold. In the event the Company terminates the commercial manufacturing services agreement without cause, the Company will be required to pay 85% of the stated costs for each of the first ten batches cancelled, 65% of the stated costs for each of the next ten batches cancelled and 40% of the stated costs for each of the next six batches cancelled. The batch cancellation provisions for certain additional batches that we are committed to purchase require the Company to pay 100% of the stated costs of cancelled batches scheduled within six months of the cancellation, 85% of the stated costs of cancelled batches scheduled between six and twelve months following the cancellation and 65% of the stated costs of cancelled batches scheduled between twelve and eighteen months following the cancellation. These amounts are subject to mitigation should Lonza use its manufacturing capacity caused by such termination for another customer. At June 30, 2002, the estimated remaining future commitments under the amended commercial manufacturing services agreement are $38,160,000 in 2002 and $24,050,000 in 2003.

      In December 2001, the Company entered into an agreement with Lonza to manufacture ERBITUX at the 2,000 liter scale for use in clinical trials by Merck KGaA (the "2,000L Lonza Agreement"). The costs associated with the agreement are reimbursable by Merck KGaA and accordingly are accounted for as collaborative agreement revenue and such costs are also included in research and development expenses in the consolidated statement of operations. The Company has incurred approximately $1,175,000 in the three months ended June 30, 2002, $3,525,000 in the six months ended June 30, 2002, and $6,008,000 from inception through June 30, 2002 for services provided under this agreement. Approximately $2,350,000 and $133,000 were reimbursable by Merck KGaA at June 30, 2002 and December 31, 2001, respectively, and included in amounts due from corporate partners in the consolidated balance sheets. At June 30, 2002, the estimated remaining future commitment by the companies under this agreement is $1,175,000 in 2002.

      In January 2002, the Company executed a letter of intent with Lonza to enter into a long-term supply agreement. The long-term supply agreement would apply to a large scale manufacturing facility that Lonza is constructing. The Company expects such facility would be able to produce ERBITUX in 20,000 liter batches. The Company paid Lonza $3,250,000 for the exclusive negotiating right of a long-term supply agreement, which amount is included in Other assets at June 30, 2002 in the consolidated balance sheet. Such negotiations commenced shortly thereafter and are continuing. Under certain conditions such payment shall be refunded to the Company. Provided the Company enters into a long-term supply agreement, such payment shall be creditable against the 20,000 liter batch price.

(4)   INVESTMENT IN VALIGEN N.V.

      In May 2000, the Company made an equity investment in ValiGen N.V. ("ValiGen"), a private biotechnology company specializing in therapeutic target identification and validation using the tools of genomics and gene expression analysis. The Company purchased 705,882 shares of ValiGen's series A preferred stock and received a five-year warrant to purchase 388,235 shares of ValiGen's common stock at an exercise price of $12.50 per share. The aggregate purchase price was $7,500,000. The Company assigned a value of $594,000 to the warrant based on the Black-Scholes Pricing Model. The ValiGen series A preferred stock contains voting rights identical to holders of ValiGen's common stock. Each share of ValiGen series A preferred stock is convertible into one share of ValiGen common stock. The Company may elect to convert the ValiGen series A preferred stock at any time; provided, that the ValiGen preferred stock will automatically convert into ValiGen common stock upon the closing of an initial public offering of ValiGen's common stock with gross proceeds of not less than $20,000,000. The Company also received certain protective rights and customary registration rights under this arrangement. The Company recorded this original investment in ValiGen using the cost method of accounting. During the second quarter of 2001, the Company purchased 160,000 shares of ValiGen's series B preferred stock for $2,000,000. The terms of the series B preferred stock are substantially the same as the series A preferred stock. The investment in ValiGen represented approximately 7% of ValiGen's outstanding equity at the time of purchase. As of June 30, 2001, the Company had completely written-off its investment in ValiGen based on the modified equity method of accounting. Included in loss on securities and investments are write-downs of the Company's investment in Valigen of $2,775,000 and $4,375,000 for the three and six months ended June 30, 2001, respectively. In the spring of 2001, the Company also entered into a no-cost Discovery Agreement with ValiGen to evaluate certain of its technology. The Company's former President and Chief Executive Officer is a member of ValiGen's Board of Directors.

(5)   NET LOSS PER COMMON SHARE

      Basic and diluted net loss per common share are computed based on the net loss for the relevant period, divided by the weighted average number of common shares outstanding during the period. For purposes of thee diluted loss per share calculation, the exercise or conversion of all potential common shares is not included since their effect would be anti-dilutive for all periods presented. As of June 30, 2002, and 2001, the Company had approximately 16,897,000 and 18,238,000, respectively, potential common shares outstanding which represent new shares which could be issued under convertible debt, stock options and stock warrants.

 (6)  COMPREHENSIVE INCOME (LOSS)

      The following table reconciles net loss to comprehensive income (loss):

                                                            THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                  JUNE 30,                          JUNE 30,
                                                       -----------------------------     -----------------------------
                                                           2002             2001             2002             2001
                                                       ------------     ------------     ------------     ------------

Net loss ..........................................    $(43,089,000)    $(29,503,000)    $(73,116,000)    $(30,698,000)
Other comprehensive income (loss):
  Unrealized holding gain arising during the period         277,000           17,000          558,000        1,955,000
  Reclassification adjustment for realized gain
    included in net loss ..........................        (435,000)        (926,000)      (1,236,000)        (908,000)
                                                       ------------     ------------     ------------     ------------
      Total other comprehensive income (loss) .....        (158,000)        (909,000)        (678,000)       1,047,000
                                                       ------------     ------------     ------------     ------------
Total comprehensive loss ..........................    $(43,247,000)    $(30,412,000)    $(73,794,000)    $(29,651,000)
                                                       ============     ============     ============     ============

(7)   COLLABORATIVE AGREEMENTS

(a)   MERCK KGAA

      Effective April 1990, the Company entered into a development and commercialization agreement with Merck KGaA with respect to BEC2 and the recombinant gp75 antigen. The agreement has been amended a number of times, most recently in December 1997. The agreement grants Merck KGaA a license, with the right to sublicense, to make, have made, use, sell, or have sold BEC2 and gp75 outside North America. The agreement also grants Merck KGaA a license, without the right to sublicense, to use, sell, or have sold, but not to make BEC2 within North America in conjunction with the Company. Pursuant to the terms of the agreement the Company has retained the rights, (1) without the right to sublicense, to make, have made, use, sell, or have sold BEC2 in North America in conjunction with Merck KGaA and (2) with the right to sublicense, to make, have made, use, sell, or have sold gp75 in North America. In return, the Company has recognized research support payments totaling $4,700,000 and is entitled to no further research support payments under the agreement. Merck KGaA is also required to make payments of up to $22,500,000, of which $4,000,000 has been recognized, through June 30, 2002, based on milestones achieved in the licensed products' development. Merck KGaA is also responsible for worldwide costs of up to DM17,000,000 associated with a multi-site, multinational phase III clinical trial for BEC2 in limited disease small-cell lung carcinoma. This expense level was reached during the fourth quarter of 2000 and all expenses incurred from that point forward are being shared 60% by Merck KGaA and 40% by the Company. Such cost sharing applies to all expenses beyond the DM17,000,000 threshold. The Company has incurred approximately $33,000 in the three months ended June 30, 2002 and did not incur any expenses in the three months ended June 30, 2001. The Company has incurred approximately $154,000 and $122,000 in reimbursable research and development expenses associated with this agreement in the six months ended June 30, 2002 and 2001, respectively. These amounts have been recorded as research and development expenses and also as collaborative agreement revenue in the consolidated statements of operations. Merck KGaA is also required to pay royalties on the eventual sales of BEC2 outside of North America, if any. Revenues from sales, if any, of BEC2 in North America will be distributed in accordance with the terms of a co-promotion agreement to be negotiated by the parties.

      In December 1998, the Company entered into a development and license agreement with Merck KGaA with respect to ERBITUX. In exchange for granting Merck KGaA exclusive rights to market ERBITUX outside of the United States and Canada and co-development rights in Japan, the Company received through June 30, 2002, $30,000,000 in up-front fees and early cash-based milestone payments based on the achievement of defined milestones. In March 2001, the Company satisfied a condition relating to obtaining certain collateral license agreements associated with the ERBITUX development and license agreement with Merck KGaA. The satisfaction of this condition allowed for the recognition of $24,000,000 in previously received milestone payments and initiated revenue recognition of the $4,000,000 up-front payment received in connection with this agreement. An additional $30,000,000 can be received, of which $5,000,000 has been received as of June 30, 2002, assuming the achievement of further milestones for which Merck KGaA will receive equity in the Company. The equity underlying these milestone payments will be priced at varying premiums to the then-market price of the common stock depending upon the timing of the achievement of the respective milestones. If issuing shares of common stock to Merck KGaA would result in Merck KGaA owning greater than 19.9% of our common stock, the milestone shares will be a non-voting preferred stock, or other non-voting stock convertible into the Company's common stock. These convertible securities will not have voting rights. They will be convertible at a price determined in the same manner as the purchase price for shares of the Company's common stock if shares of common stock were to be issued. They will not be convertible into common stock if, as a result of the conversion, Merck KGaA would own greater than 19.9% of the Company's common stock. This 19.9% limitation is in place through December 2002. Merck KGaA will pay the Company a royalty on future sales of ERBITUX outside of the United States and Canada, if any. This agreement may be terminated by Merck KGaA in various instances, including (1) at its discretion on any date on which a milestone is achieved (in which case no milestone payment will be made), or
(2) for a one-year period after first commercial sale of ERBITUX in Merck KGaA's territory, upon Merck KGaA's reasonable determination that the product is economically unfeasible (in which case Merck KGaA is entitled to a return of 50% of the cash-based up front fees and milestone payments then paid to date, but only out of revenues received by ImClone, if any, based upon a royalty rate applied to the gross profit from ERBITUX sales or a percentage of ERBITUX fees and royalties received from a sublicensee on account of the sale of ERBITUX in the United States and Canada). In August 2001, the Company and Merck KGaA amended this agreement to provide, among other things, that Merck KGaA may manufacture ERBITUX for supply in its territory and may utilize a third party to do so upon the Company's reasonable acceptance. The amendment further released Merck KGaA from its obligations under the agreement relating to providing a guaranty under a $30,000,000 credit facility relating to the build-out of the Company's product launch manufacturing facility. In addition, the amendment provides that the companies have co-exclusive rights to ERBITUX in Japan, including the right to sublicense, and that Merck KGaA has waived its right of first offer in the case of a proposed sublicense by the Company of ERBITUX in the Company's territory. In consideration for the amendment, the Company agreed to a reduction in royalties payable by Merck KGaA on sales of ERBITUX in Merck KGaA's territory.

      In conjunction with Merck KGaA, the Company has expanded the trial of ERBITUX plus radiotherapy in squamous cell carcinoma of the head and neck into Europe, South Africa, Israel, Australia and New Zealand. In order to support these clinical trials, Merck KGaA has agreed to purchase from the Company ERBITUX manufactured by the Company and also by Lonza under the development and manufacturing services agreement and the 2000L Lonza Agreement for use in this and other trials and further agreed to reimburse the Company for one-half of the outside contract service costs incurred with respect to this Phase III clinical trial of ERBITUX for the treatment of head and neck cancer in combination with radiation. Amounts due from Merck KGaA related to these arrangements totaled approximately $8,372,000 and $1,503,000 at June 30, 2002 and December 31, 2001, respectively, and are included in amounts due from corporate partners in the consolidated balance sheets. The Company recorded collaborative agreement revenue related to these arrangements in the consolidated statements of operations totaling approximately $7,200,000 and $461,000 in the three months ended June 30, 2002, and 2001, respectively and $12,222,000 and $3,590,000 in the six months ended June 30, 2002, and 2001, respectively. Of these amounts, $6,544,000 and $10,853,000 in the three and six months ended June 30, 2002, respectively, and $393,000 and $1,423,000 in the three and six months ended June 30, 2001, respectively, related to reimbursable costs associated with supplying ERBITUX to Merck KGaA for use in clinical trials. A portion of the ERBITUX sold to Merck KGaA was produced in prior periods and the related manufacturing costs have been expensed in prior periods when the related raw materials were purchased and the associated direct labor and overhead was consumed or, in the case of contract manufacturing, when such services were performed. These costs totaled $3,713,000 and $6,214,000 for the three and six months ended June 30, 2002, respectively. Reimbursable research and development expenses were incurred and totaled approximately $656,000 and $1,369,000 in the three and six months ended June 30, 2002 and $68,000 and $2,167,000 in the three and six months ended June 30, 2001. These amounts have been recorded as research and development expenses and also as collaborative agreement revenue in the consolidated statements of operations.

(b)   BRISTOL-MYERS SQUIBB COMPANY

      On September 19, 2001, the Company entered into an acquisition agreement (the "Acquisition Agreement") with BMS and Bristol-Myers Squibb Biologics Company, a Delaware corporation ("BMS Biologics"), which is a wholly-owned subsidiary of BMS, providing for the tender offer by BMS Biologics to purchase up to 14,392,003 shares of the Company's common stock for $70.00 per share, net to the seller in cash. In connection with the Acquisition Agreement, the Company entered into a stockholder agreement with BMS and BMS Biologics, dated as of September 19, 2001 (the "Stockholder Agreement"), pursuant to which all parties agreed to various arrangements regarding the respective rights and obligations of each party with respect to, among other things, the ownership of shares of the Company's common stock by BMS and BMS Biologics. Concurrent with the execution of the Acquisition Agreement and the Stockholder Agreement, the Company entered into a development, distribution and supply agreement (the "Commercial Agreement") with BMS and its wholly-owned subsidiary E.R. Squibb & Sons, L.L.C. ("E.R. Squibb"), relating to ERBITUX, pursuant to which, among other things, the Company is co-developing and co-promoting ERBITUX in the United States and Canada, and co-developing ERBITUX (together with Merck KGaA) in Japan.

      On October 29, 2001, pursuant to the Acquisition Agreement, BMS Biologics accepted for payment pursuant to the tender offer 14,392,003 shares of the Company's common stock on a pro rata basis from all tendering shareholders and those conditionally exercising stock options.

      On March 5, 2002, the Company amended the Commercial Agreement with E.R. Squibb and BMS. The amendment changed certain economics of the Commercial Agreement and has expanded the clinical and strategic roles of BMS in the ERBITUX development program. One of the principal economic changes to the Commercial Agreement is that the Company received $140,000,000 on March 7, 2002 and an additional payment of $60,000,000 is payable on March 5, 2003. Such payments are in lieu of the $300,000,000 milestone payment the Company would have received under the original terms of the agreement upon acceptance by the FDA of the ERBITUX rolling Biologic License Application submitted for marketing approval to treat irinotecan-refractory colorectal cancer. In addition, the Company agreed to resume construction of its second commercial manufacturing facility as soon as reasonably practicable after the execution of the amendment.

      In exchange for the rights granted to BMS under the amended Commercial Agreement, the Company can receive up-front and milestone payments totaling $900,000,000 in the aggregate, of which $200,000,000 was received on September 19, 2001, $140,000,000 was received on March 7, 2002, $60,000,000 is payable on
March 5, 2003, $250,000,000 is payable upon receipt of marketing approval from the FDA with respect to an initial indication for ERBITUX and $250,000,000 is payable upon receipt of marketing approval from the FDA with respect to a second indication for ERBITUX. All such payments are non-refundable and non-creditable. Payments received under the amended Commercial Agreement with BMS and E.R. Squibb are being deferred and recognized as revenue based on the percentage of actual product research and development costs incurred to date by both BMS and the Company to the estimated total of such costs to be incurred over the term of the agreement. Except for the Company's expenses incurred pursuant to a co-promotion option, E.R. Squibb is also responsible for 100% of the distribution, sales and marketing costs in the United States and Canada, and as between the Company and E.R. Squibb, each party will be responsible for 50% of the distribution, sales, and marketing costs and other related costs and expenses in Japan. The Commercial Agreement provides that E.R. Squibb shall pay the Company a 39% distribution fee on net sales of ERBITUX by

E.R. Squibb in the United States and Canada. The Commercial Agreement also provides that the distribution fees for the sale of ERBITUX in Japan by E.R. Squibb or the Company shall be equal to 50% of operating profit or loss with respect to such sales for any calendar month. In the event of an operating profit, E.R. Squibb will pay the Company the amount of such distribution fee, and in the event of an operating loss, the Company will credit E.R. Squibb the amount of such distribution fee. The Commercial Agreement provides that the Company will be responsible for the manufacture and supply of all requirements of ERBITUX in bulk form for clinical and commercial use in the United States, Canada and Japan and that E.R. Squibb will purchase all of its requirements of ERBITUX in bulk form for commercial use from the Company. The Company will supply ERBITUX for clinical use at the Company's fully burdened manufacturing cost, and will supply ERBITUX for commercial use at the Company's fully burdened manufacturing cost plus a mark-up of 10%. In addition to the up-front and milestone payments, the distribution fees for the United States, Canada and Japan and the 10% mark-up on the commercial supply of ERBITUX, E.R. Squibb is also responsible for 100% of the cost of all clinical studies other than those studies undertaken post-launch which are not pursuant to an Investigational New Drug Application ("INDA") (e.g., phase IV studies), the cost of which will be shared equally between E.R. Squibb and the Company. As between E.R. Squibb and the Company, each will be responsible for 50% of the cost of all clinical studies in Japan.

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

      The Company incurred approximately $2,250,000 during the three months ended March 31, 2002 in advisor fees associated with the amendment to the Commercial Agreement with BMS and affiliates, which have been expensed and included as a separate line item in operating expenses in the consolidated statement of operations.

      Amounts due from BMS related to this agreement totaled approximately $8,157,000 and $6,714,000 at June 30, 2002 and December 31, 2001, respectively, and are included in amounts due from corporate partners in the consolidated balance sheets. The Company recorded collaborative agreement revenue related to this agreement in the consolidated statements of operations totaling approximately $2,426,000 and $8,521,000 in the three and six months ended June 30, 2002, respectively. Of these amounts, $1,960,000 and $3,810,000 in the three and six months ended June 30, 2002, respectively, related to reimbursable costs associated with supplying ERBITUX for use in clinical trials associated with this agreement. The related manufacturing costs have been expensed in prior periods when the related raw materials were purchased and the associated manufacturing direct labor and overhead was consumed or, in the case of contract manufacturing, when such services were performed. Reimbursable research and development and marketing expenses were incurred and totaled approximately $466,000 and $4,711,000 in the three and six months ended June 30, 2002. These amounts have been recorded as research and development and marketing, general and administrative expenses and also as collaborative agreement revenue in the consolidated statements of operations.

      In June 2002, the Company and BMS agreed that certain reimbursable ERBITUX clinical trial costs would in fact be borne by the Company. This resulted in the issuance of credit memos to BMS during the three months ended June 30, 2002 totaling approximately $2,949,000, which ultimately reduced collaborative agreement revenue and license fee revenue in the three and six months ended June 30, 2002.

      License fees and milestone revenues consist of the following:

                                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                                             JUNE 30,                        JUNE 30,
                                                   ----------------------------    ----------------------------
                                                       2002            2001            2002            2001
                                                   ------------    ------------    ------------    ------------
BMS ERBITUX license fee revenue ...............    $  1,499,000    $         --    $  8,066,000    $         --
Merck KGaA ERBITUX milestone revenue ..........              --       2,000,000              --      26,000,000
Merck KGaA BEC2 milestone revenue .............              --       1,000,000              --       1,000,000
Merck KGaA ERBITUX and BEC2 license fee revenue          96,000          96,000         192,000         192,000
Other .........................................              --          40,000              --          40,000
                                                   ------------    ------------    ------------    ------------
    Total license fees and milestone revenues .    $  1,595,000    $  3,136,000    $  8,258,000    $ 27,232,000
                                                   ============    ============    ============    ============

      Collaborative agreement revenue (see note 1) from corporate partners consists of the following:

                                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                                              JUNE 30,                        JUNE 30,
                                                    ----------------------------    ----------------------------
                                                        2002            2001            2002            2001
                                                    ------------    ------------    ------------    ------------
BMS, reimbursable ERBITUX research and
  development expenses .........................    $  1,740,000    $         --    $  7,692,000    $         --
BMS, reimbursable ERBITUX marketing expenses ...         686,000              --         829,000              --
Merck KGaA, reimbursable ERBITUX
  research and development expenses ............         656,000          68,000       1,369,000       2,167,000
Merck KGaA, reimbursable ERBITUX product
  costs for use in clinical trials .............       6,544,000         393,000      10,853,000       1,423,000
Merck KGaA, reimbursable administrative expenses         273,000         183,000         273,000         183,000
Merck KGaA, reimbursable BEC2 research
  and development expenses .....................          33,000              --         154,000         122,000
                                                    ------------    ------------    ------------    ------------
    Total collaborative agreement revenue ......    $  9,932,000    $    644,000    $ 21,170,000    $  3,895,000
                                                    ============    ============    ============    ============


      Amounts due from corporate partners consist of the following:


                                                                                  JUNE 30,      DECEMBER 31,
                                                                                    2002            2001
                                                                                ------------    ------------
Due from BMS, ERBITUX research and development and marketing expenses ......    $  8,157,000    $  6,714,000
Due from Merck KGaA, ERBITUX research and development and administrative
  expenses .................................................................       1,604,000         666,000
Due from Merck KGaA, reimbursement of ERBITUX manufacturing costs for use in
  clinical trials ..........................................................       6,768,000         837,000
Due from Merck KGaA, BEC2 research and development expenses ................          33,000          13,000
                                                                                ------------    ------------
    Total amounts due from corporate partners ..............................    $ 16,562,000    $  8,230,000
                                                                                ============    ============


      Deferred revenue consists of the following:

                                                                    JUNE 30,       DECEMBER 31,
                                                                      2002             2001
                                                                  ------------     ------------
BMS, ERBITUX Commercial Agreement ............................    $329,382,000     $197,447,000
Merck KGaA, ERBITUX development and
  license agreement ..........................................       3,667,000        3,778,000
Merck KGaA, BEC2 development and commercialization agreement .       2,190,000        2,271,000
                                                                  ------------     ------------
                                                                   335,239,000      203,496,000
Less: current portion ........................................     (36,627,000)     (20,683,000)
                                                                  ------------     ------------
                                                                  $298,612,000     $182,813,000
                                                                  ============     ============

(8)   CONTINGENCIES

      The Company and certain of its officers and directors are named as defendants in a number of complaints filed beginning in January 2002 on behalf of purported classes of its stockholders asserting claims under Section 10(b) of the Securities and Exchange Act of 1934 (the "Exchange Act"), Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. By order dated June 4, 2002 these actions were consolidated under the caption of the first-filed of these actions, Irvine v. Imclone Systems Incorporated et at., No. 02 Civ. 0109(RO). The original complaints in these actions allege generally that various public statements made by the Company or its senior officers during 2001 and early 2002 regarding the prospects for FDA approval of ERBITUX were false or misleading when made, that various Company insiders were aware of material, non-public information regarding the actual prospects for ERBITUX at the time that those insiders engaged in transactions in the Company's common stock and that members of the purported shareholder class suffered damages when the market price of the Company's common stock declined following disclosure of the information that allegedly had not been previously disclosed. On December 28, 2001, the Company disclosed that it had received a "refusal to file" letter from the FDA relating to its biologics license application for ERBITUX. Thereafter, various news articles purported to describe the contents of the FDA's "refusal to file" letter. During this period, the market price of the Company's common stock declined. The complaints in the various actions seek to proceed on behalf of a class of the Company's present and former stockholders, other than defendants or persons affiliated with the defendants, seek monetary damages in an unspecified amount and seek recovery of plaintiffs' costs and attorneys' fees. A consolidated amended complaint is expected to be filed shortly.

      Beginning on January 13, 2002 and continuing thereafter, eight separate purported stockholders derivative actions have been filed against the members of its board of directors and the Company, as nominal defendant, making allegations similar to the allegations in the federal securities class action complaints. All of these actions assert claims, purportedly on the Company's behalf, for breach of fiduciary duty by certain members of the board of directors based on the allegation that certain directors engaged in transactions in the Company's common stock while in possession of material, non-public information concerning the regulatory and marketing prospects for ERBITUX. Another complaint, purportedly asserting direct claims on behalf of a class of the Company's shareholders but in fact asserting derivative claims that are similar to those asserted in these eight cases, was filed in the U.S. District Court for the Southern District of New York on February 13, 2002, styled Dunlap v. Waksal, et al., No. 02 Civ. 1154 (RO). The Dunlap complaint asserts claims against the board of directors for breach of fiduciary duty purportedly on behalf of all persons who purchased shares of the Company's common stock prior to June 28, 2001 and then held those shares through December 6, 2001. It alleges that the members of the purported class suffered damages as a result of holding their shares based on allegedly false information about the financial prospects of the Company that was disseminated during this period.

      All of these actions are in their earliest stages and a reserve has not been established in the accompanying consolidated financial statements because the Company does not believe at this time that a loss is probable or estimable. The Company intends to contest vigorously the claims asserted in these actions.

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

      On June 19, 2002, the Company received a written "Wells Notice" from the staff of the Securities and Exchange Commission, indicating that the staff is considering recommending the Commission bring an action against the Company relating to the Company's disclosure immediately following its receipt of a Refusal-to-File letter from the FDA on December 28, 2001 for its biologics license application for ERBITUX. The Company filed a Wells submission on July 12, 2002 in response to the staff's Wells Notice. The Company has also received permission from the Commission to file a supplemental Wells submission, and the Company anticipates that it will make this submission in September of this year.

      The Company has incurred legal fees associated with these matters totaling approximately $5,724,000 during the six months ended June 30, 2002. In addition, the Company has estimated and recorded a receivable totaling $2,350,000 for a portion of the above mentioned legal fees that the Company believes are recoverable from its insurance carriers. This receivable is included in Other current assets in the consolidated balance sheet at June 30, 2002.

(9)   CERTAIN RELATED PARTY TRANSACTIONS

      In September 2001 and February 2002, the Company entered into employment agreements with six senior executive officers, including the then President and Chief Executive Officer and the then Chief Operating Officer. The then President and Chief Executive Officer resigned in May 2002 and the then Chief Operating Officer was appointed to President and Chief Executive Officer. The September agreements each have three-year terms and the February agreement has a one-year term. The February 2002 agreement was amended in April 2002. The term of employment for the present CEO will be automatically extended for one additional day each day during the term of employment unless either the Company or the Executive otherwise gives notice. The employment agreements provide for stated base salaries, and minimum bonuses and benefits aggregating $3,765,000 annually.

      Certain transactions engaged in by the Company's former President and Chief Executive Officer, Dr. Samuel Waksal, in securities of the Company were deemed to have resulted in "short-swing profits" under Section 16 of the Securities Exchange Act of 1934 (the "Exchange Act"). In accordance with Section 16(b) of the Exchange Act, Dr. Waksal has paid the Company an aggregate amount of approximately $486,000, in March 2002, and an additional amount of approximately $79,000 in July 2002, as disgorgement of "short-swing profits" he was deemed to have realized. The amount received in March 2002 was recorded as an increase to additional paid-in capital.

(10)  STOCKHOLDER RIGHTS PLAN

      On February 15, 2002, the Company's Board of Directors approved a Stockholder Rights Plan and declared a dividend of one right for each share of its common stock outstanding at the close of business on February 19, 2002. In connection with the Board of Directors' approval of the Stockholders Rights Plan, Series B Participating Cumulative Preferred Stock was created. Under certain conditions, each right entitles the holder to purchase from the Company one-hundredth of a share of series B Participating Cumulative Preferred Stock at an initial purchase price of $175 per share. The Stockholder Rights Plan is designed to enhance the Board's ability to protect stockholders against, among other things, unsolicited attempts to acquire control of the Company that do not offer an adequate price to all of the Company's stockholders or are otherwise not in the best interests of the Company and its stockholders.

      Subject to certain exceptions, rights become exercisable (i) on the tenth day after public announcement that any person, entity, or group of persons or entities has acquired ownership of 15% or more of the Company's outstanding common stock, or (ii) 10 business days following the commencement of a tender offer or exchange offer by any person that would, if consummated, result in such person acquiring ownership of 15% or more of the Company's outstanding common stock, (collectively an "Acquiring Person").

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

(11)  SEPARATION AGREEMENT

      On May 22, 2002, the Company accepted the resignation of its President and Chief Executive Officer, Dr. Samuel D. Waksal. In connection with the resignation, on May 24, 2002 the Company and Dr. Waksal executed a separation agreement whereby Dr. Waksal received a lump sum payment totaling $7,000,000 and is entitled to receive for defined periods of time the continuation of certain benefits including health care and life insurance coverage with an estimated cost of $283,000. The related expense of $7,283,000 is included in Marketing, general and administrative expenses in the consolidated statement of operations for the three and six months ended June 30, 2002. In addition, 1,250,000 stock option awards granted to Dr. Waksal on September 19, 2001 which were exercisable at a per share exercise price of $50.01 and constituted all outstanding stock option awards held by Dr. Waksal, were deemed amended such that the unvested portion vested immediately as of the date of termination. The amended stock option awards can be exercised at any time until the end of the term of such awards. No compensation expense was recorded because the fair market value of the Company's common stock was below the $50.01 exercise price on the date the option award was amended. On August 7, 2002, a federal grand jury indicted Dr. Samuel D. Waksal. The Company has recently learned that Dr. Waksal, in contravention of Company policy, directed the destruction of certain documents that were, or could be perceived to be, material to the pending government investigations. Accordingly, on August 14, 2002, the Company filed an action against Dr. Waksal in New York State Supreme Court seeking repayment of amounts paid to him by the Company pursuant to the separation agreement, cancellation or recovery of other benefits provided under that agreement (including cancellation of all stock options that vested as a result of the agreement), disgorgement of amounts previously advanced by the Company on behalf of Dr. Waksal for his legal fees and expenses, and repayment of certain amounts paid under Dr. Waksal's previous employment agreement. The action is in its earliest stages.

(12)  2002 STOCK OPTION PLAN

      In June 2002, the shareholders approved and the Company adopted the 2002 Stock Option Plan. The plan provides for the granting of both incentive stock options and non-qualified stock options to purchase 3,300,000 shares of the Company's common stock to employees, directors, consultants and advisors of the Company. Options granted under the plan generally vest over one to five year periods and unless earlier terminated, expire ten years from the date of grant. Incentive stock options granted under the 2002 stock option plan may not exceed 825,000 shares of common stock, may not be granted at a price less than the fair market value of the stock at the date of grant and may not be granted to non-employees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis by our management is provided to identify certain significant factors that affected our financial position and operating results during the periods included in the accompanying financial statements.

CRITICAL ACCOUNTING POLICIES

      During January 2002, the Securities and Exchange Commission ("SEC") published a Commission Statement in the form of Financial Reporting Release No. 61, which requested that all registrants discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC has defined critical accounting policies as those that are both important to the portrayal of a company's financial condition and results, and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While our significant accounting policies are summarized in Note 2 to our consolidated financial statements included in Form 10-K for the fiscal year ended December 31, 2001, we believe the following accounting policies to be critical:

      Revenue - We adopted Staff Accounting Bulletin No. 101 ("SAB 101") in the fourth quarter of 2000 with an effective date of January 1, 2000, implementing a change in accounting policy with respect to revenue recognition. Beginning January 1, 2000, non-refundable fees received upon entering into collaborative agreements in which the Company has continuing involvement are recorded as deferred revenue and recognized over the estimated service period. See Note 7.

      Payments received under the development, promotion, distribution and supply agreement (the "Commercial Agreement") dated September 19, 2001 and as amended on March 5, 2002 with Bristol-Myers Squibb Company ("BMS") and E.R. Squibb & Sons, L.L.C., a Delaware limited liability company and a wholly-owned subsidiary of BMS ("E.R. Squibb"), relating to ERBITUX, are being deferred and recognized as revenue based upon the actual product research and development costs incurred to date by BMS, E.R. Squibb and ImClone Systems as a percentage of the estimated total of such costs to be incurred over the term of the agreement. Of the $340,000,000 in upfront payments we received from BMS through June 30, 2002, approximately $8,066,000 was recognized as revenue during the six months ended June 30, 2002 and $10,618,000 from the commencement of the agreement through June 30, 2002.

      The methodology used to recognize revenue deferred involves a number of estimates and judgments, such as the estimate of total product research and development costs to be incurred under the Commercial Agreement. Changes in these estimates and judgments can have a significant effect on the size and timing of revenue recognition.

      Non-refundable milestone payments, which represent the achievement of a significant step in the research and development process, pursuant to collaborative agreements other than the Commercial Agreement with BMS, are recognized as revenue upon the achievement of the specified milestone.

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

      Litigation - We are currently involved in certain legal proceedings as discussed in "Contingencies" Note 8 to the financial statements. In accordance with Statement of Financial Accounting Standards No. 5, no legal reserve has been established in our financial statements for these matters because we do not believe at this time that a loss is probable or estimable. However, if in a future period, we deem it probable that an unfavorable ruling in any such legal proceeding will occur and such amount is estimable, there exists the possibility of a material adverse impact on the operating results of that period.

      Long-Lived Assets - We review long-lived assets for impairment when events or changes in business conditions indicate that their full carrying value may not be recovered. Assets are considered to be impaired and written down to fair value if expected associated undiscounted cash flows are less than carrying amounts. Fair value is generally determined as the present value of the expected associated cash flows. We recently built a product launch manufacturing facility and are building a second commercial manufacturing facility and a logistics and warehousing facility, which are summarized in Note 2 to the financial statements. The product launch manufacturing facility is dedicated to the clinical and commercial production of ERBITUX and the second commercial manufacturing facility will be a multi-use production facility. ERBITUX is currently being produced for clinical trials and potential commercialization. The logistics and warehousing facility will be the primary storage location for ERBITUX. We believe that ERBITUX will ultimately be approved for commercialization. As such, we believe that the full carrying value of both the product launch manufacturing facility and the second commercial manufacturing facility and the logistics and warehouse facility will be recovered. Changes in business conditions in the future could change our judgments about the carrying value of these facilities, which could result in the recognition of material impairment losses.

      Manufacturing Contracts - As summarized under "Manufacturing Contract Services," Note 3 to the financial statements, we have entered into certain development and manufacturing services agreements with Lonza Biologics plc ("Lonza") for the clinical and commercial production of ERBITUX. We have commitments from Lonza to manufacture ERBITUX at the 5,000 liter scale through December 2003. On June 30, 2002, the estimated remaining future commitments under the amended commercial manufacturing services agreement with Lonza were $38,160,000 in 2002 and $24,050,000 in 2003. If ERBITUX were not to receive regulatory approval when anticipated, it is possible that a liability would need to be recognized for any remaining commitments to Lonza.

      Valuation of Stock Options - We apply APB Opinion No. 25 and related interpretations in accounting for our stock options and warrants. Accordingly, compensation expense is recorded on the date of grant of an option to an employee or member of the Board of Directors only if the fair market value of the underlying stock at the time of grant exceeds the exercise price. In addition, we have granted options to certain Scientific Advisory Board members and outside consultants, which are required to be measured at fair value and recognized as compensation expense in our consolidated statement of operations. Estimating the fair value of stock options and warrants involves a number of judgments and variables that are subject to significant change. A change in the fair value estimate could have a significant effect on the amount of compensation expense recognized.


                              RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2002 AND 2001.

REVENUES

      Revenues for the six months ended June 30, 2002 and 2001 were $30,116,000 and $31,890,000, respectively, a decrease of $1,774,000, or 6% in 2002. Revenues for the six months ended June 30, 2002 primarily included $8,066,000 in license fee revenue and $8,521,000 in collaborative agreement revenue from our amended ERBITUX Commercial Agreement with BMS and its wholly-owned subsidiary, E.R. Squibb. The Collaborative Agreement revenue represents certain research and development and marketing expenses that have been incurred by us and are reimbursable by BMS as provided for in the amended Commercial Agreement. License fee revenue from payments under this agreement (of which $140,000,000 was received in 2002 and $200,000,000 was received in 2001) are being recognized as revenue over the product research and development life of ERBITUX. An additional $60,000,000 is payable on March 5, 2003, $250,000,000 is payable upon receipt of marketing approval from the FDA with respect to an initial indication for ERBITUX and $250,000,000 is payable upon receipt of marketing approval from the FDA with respect to a second indication for ERBITUX. All such payments are non-refundable and non-creditable. We also recognized $12,495,000 in collaborative agreement revenue from our ERBITUX development and license agreement with Merck KGaA. In addition, we recognized $111,000 of the $4,000,000 up-front payment received upon entering into the ERBITUX development and license agreement with Merck KGaA. This revenue is being recognized ratably over the anticipated life of the agreement. Revenues for the six months ended June 30, 2002 also included $688,000 in royalty revenue from our strategic corporate alliance with Abbott Laboratories ("Abbott") in diagnostics and $81,000 in license fee revenue and $154,000 in collaborative agreement revenue from our strategic corporate alliance with Merck KGaA for our principal cancer vaccine product candidate, BEC2. Revenues for the six months ended June 30, 2001 primarily included $26,000,000 in milestone revenue and $3,773,000 in collaborative agreement revenue from our ERBITUX development and license agreement with Merck KGaA. These milestone payments were received in prior periods and were originally recorded as fees potentially refundable to corporate partner because they were refundable in the event a condition relating to obtaining certain collateral license agreements was not satisfied. This condition was satisfied in March 2001. In addition, we recognized $111,000 of the $4,000,000 up-front payment received upon entering into this agreement. This revenue is being recognized ratably over the anticipated life of the agreement. Revenues for the six months ended June 30, 2001 also included $763,000 in royalty revenue from our strategic corporate alliance with Abbott in diagnostics and $1,000,000 in milestone revenues and $81,000 in license fee revenues and $122,000 of collaborative agreement revenue from our strategic corporate alliance with Merck KGaA for BEC2.

OPERATING EXPENSES:

      Total operating expenses for the six months ended June 30, 2002 and 2001 were $102,797,000 and $59,437,000, respectively, an increase of $43,360,000, or
73% in 2002. Operating expenses for the six months ended June 30, 2002 included a $2,250,000 advisor fee associated with completing the amended Commercial Agreement.

OPERATING EXPENSES: RESEARCH AND DEVELOPMENT

      Research and development expenses for the six months ended June 30, 2002 and 2001 were $75,945,000 and $49,486,000, respectively, an increase of $26,459,000 or 53% in 2002. Research and development expenses for the six months ended June 30, 2002 and 2001 as a percentage of total operating expenses, excluding the advisor fee associated with the amended Commercial Agreement in the six months ended June 30, 2002, were 76% and 83%, respectively. Research and development expenses include costs associated with our in-house and collaborative research programs, product and process development expenses, costs to manufacture our product candidates, particularly ERBITUX, prior to any approval that we may obtain of a product candidate for commercial sale or obligations of our corporate partners to acquire product from us, quality assurance and quality control costs, and costs to conduct our clinical trials and associated regulatory activities. Research and development expenses include costs that are reimbursable by our corporate partners. The increase in research and development expenses for the six months ended June 30, 2002 was primarily attributable to (1) the costs associated with full scale production at our product launch manufacturing facility, (2) costs related to the manufacturing services agreements with Lonza, (3) expenditures in the functional areas of product development and pilot plant manufacturing associated with ERBITUX and our antibody-based angiogenesis inhibitor product candidate for the treatment of cancer, IMC-2C6 and (4) increased expenditures associated with discovery research. We expect research and development costs to increase in future periods as we continue to manufacture ERBITUX prior to any approval of the product that we may obtain for commercial use or until we receive committed purchase obligations of our corporate partners. In the event of such approval or committed purchase obligations from our corporate partners, the subsequent costs associated with manufacturing ERBITUX for supply to E.R. Squibb for commercial use will be included in inventory and expensed as cost of goods sold when sold. We expect research and development costs associated with discovery research and product development also to continue to increase in future periods.

OPERATING EXPENSES: MARKETING, GENERAL AND ADMINISTRATIVE

      Marketing, general and administrative expenses include marketing and administrative personnel costs, including related occupancy costs, additional costs to develop internal marketing and sales capabilities, costs to pursue arrangements with strategic corporate partners and technology licensors, and expenses associated with applying for patent protection for our technology and products. Marketing, general and administrative expenses include amounts reimbursable from our corporate partners. Marketing, general and administrative expenses for the six months ended June 30, 2002 and 2001 were $24,602,000 and $9,951,000, respectively, an increase of $14,651,000, or 147% in 2002. The increase in marketing, general and administrative expenses primarily reflected
(1) the separation compensation and other post-employment benefits associated with the resignation of the Company's former President and Chief Executive Officer (2) legal expenses associated with the pending class action lawsuits, shareholder derivative lawsuits and investigations by the SEC, the Subcommittee on Oversight and Investigation of the U.S. House of Representatives Committee on Energy and Commerce and the U.S. Department of Justice, (3) costs associated with our marketing efforts, (4) additional administrative staffing required to support our commercialization efforts for ERBITUX and (5) expenses associated with general corporate activities. Other than the legal expenses component discussed in (2) above and related costs, whose level in the future is uncertain because it depends upon the manner in which these investigations and proceedings progress, we expect marketing, general and administrative expenses to increase in future periods to support our continued commercialization efforts for ERBITUX.

INTEREST INCOME, INTEREST EXPENSE AND OTHER (INCOME) EXPENSE

      Interest income was $5,168,000 for the six months ended June 30, 2002 compared with $7,827,000 for the six months ended June 30, 2001, a decrease of $2,659,000, or 34% in 2002. The decrease was primarily attributable to a decrease in interest rates associated with our portfolio of debt securities. Interest expense was $6,839,000 and $6,510,000 for the six months ended June 30, 2002 and 2001, respectively, an increase of $329,000 or 5% in 2002. Interest expense for the six months ended June 30, 2002 and 2001 was offset by the capitalization of interest costs of $780,000 and $1,120,000, respectively, during the construction period of our product launch manufacturing facility and a second commercial manufacturing facility for which design, engineering, and pre-construction costs have been incurred. Interest expense for both periods included (1) interest on the 5 -1/2% convertible subordinated notes due March 1, 2005 (the "Convertible Subordinated Notes") issued in February 2000, (2) interest on an outstanding Industrial Development Revenue Bond issued in 1990 (the "1990 IDA Bond") with a principal amount of $2,200,000 and (3) interest recorded on various capital lease obligations under a 1996 financing agreement and a 1998 financing agreement with Finova Technology Finance, Inc. ("Finova"). We recorded gains on securities and investments of $1,236,000 and losses of $4,467,000 for the six months ended June 30, 2002 and 2001, respectively. The losses on securities and investments for the six months ended June 30, 2001 included $4,375,000 in write-downs of our investment in ValiGen N.V. and a $1,000,000 write-off of our convertible promissory note from A.C.T. Group, Inc.

NET LOSSES

      We had a net loss of $73,116,000 or $1.00 per share for the six months ended June 30, 2002, compared with a net loss of $30,698,000 or $0.46 per share for the six months ended June 30, 2001. The increase in the net losses and per share net loss to common stockholders was due to the factors noted above.


THREE MONTHS ENDED JUNE 30, 2002 AND 2001.

REVENUES

      Revenues for the three months ended June 30, 2002 and 2001 were $11,565,000 and $3,895,000, respectively, an increase of $7,670,000, or 197% in
2002. Revenues for the three months ended June 30, 2002 primarily included $1,499,000 in license fee revenue and $2,426,000 in collaborative agreement revenue from our amended Commercial Agreement with BMS and its wholly-owned subsidiary, E.R. Squibb. The Collaborative Agreement revenue represents certain research and development and marketing expenses that have been incurred by us and are reimbursable by BMS as provided for in the amended Commercial Agreement. License fee revenue from payments under this agreement (of which $140,000,000 was received in 2002 and $200,000,000 was received in 2001) are being recognized over the product research and development life of ERBITUX. We also recognized $7,473,000 in collaborative agreement revenue from our ERBITUX development and license agreement with Merck KGaA. In addition, we recognized $55,000 of the $4,000,000 up-front payment received upon entering into the ERBITUX development and license agreement with Merck KGaA. This revenue is being recognized ratably over the anticipated life of the agreement. Revenues for the three months ended June 30, 2002 also included $38,000 in royalty revenue from our strategic corporate alliance with Abbott in diagnostics and $41,000 in license fee revenue and $33,000 in collaborative agreement revenue from our strategic corporate alliance with Merck KGaA for BEC2. Revenues for the three months ended June 30, 2001 primarily included $2,000,000 in milestone revenue and $644,000 in collaborative agreement revenue from our ERBITUX development and license agreement with Merck KGaA. These milestone payments were received in prior periods and were originally recorded as fees potentially refundable to corporate partner because they were refundable in the event a condition relating to obtaining certain collateral license agreements was not satisfied. This condition was satisfied in March 2001. In addition, we recognized $55,000 of the $4,000,000 up-front payment received upon entering into this agreement. This revenue is being recognized ratably over the anticipated life of the agreement. Revenues for the three months ended June 30, 2001 also included $115,000 in royalty revenue from our strategic corporate alliance with Abbott in diagnostics and $1,000,000 in milestone revenues and $41,000 in license fee revenues from our strategic corporate alliance with Merck KGaA for BEC2.

OPERATING EXPENSES:

      Total operating expenses for the three months ended June 30, 2002 and 2001 were $54,646,000 and $30,613,000, respectively, an increase of $24,033,000, or
79% in 2002.

OPERATING EXPENSES: RESEARCH AND DEVELOPMENT

      Research and development expenses for the three months ended June 30, 2002 and 2001 were $38,167,000 and $24,390,000, respectively, an increase of $13,777,000 or 56% in 2002. Such amounts for the three months ended June 30, 2002 and 2001 represented 70% and 80%, respectively, of total operating expenses. Research and development expenses include costs associated with our in-house and collaborative research programs, product and process development expenses, costs to manufacture our product candidates, particularly ERBITUX, prior to any approval that we may obtain of a product candidate for commercial sale or obligations of our corporate partners to acquire product from us, quality assurance and quality control costs, and costs to conduct our clinical trials and associated regulatory activities. Research and development expenses include costs that are reimbursable by our corporate partners. The increase in research and development expenses for the three months ended June 30, 2002 was primarily attributable to (1) the costs associated with full scale production at our product launch manufacturing facility, (2) costs related to the manufacturing services agreements with Lonza, (3) expenditures in the functional areas of product development and pilot plant manufacturing associated with ERBITUX and IMC-2C6 and (4) increased expenditures associated with discovery research. We expect research and development costs to increase in future periods as we continue to manufacture

ERBITUX prior to any approval of the product that we may obtain for commercial use or until we receive committed purchase obligations of our corporate partners. In the event of such approval or committed purchase obligations from our corporate partners, the subsequent costs associated with manufacturing ERBITUX for supply to E.R. Squibb for commercial use will be included in inventory and expensed as cost of goods sold when sold. We expect research and development costs associated with discovery research and product development also to continue to increase in future periods.

OPERATING EXPENSES: MARKETING, GENERAL AND ADMINISTRATIVE

      Marketing, general and administrative expenses include marketing and administrative personnel costs, including related occupancy costs, additional costs to develop internal marketing and sales capabilities, costs to pursue arrangements with strategic corporate partners and technology licensors, and expenses associated with applying for patent protection for our technology and products. Marketing, general and administrative expenses include amounts reimbursable from our corporate partner. Marketing, general and administrative expenses for the three months ended June 30, 2002 and 2001 were $16,479,000 and $6,223,000, respectively, an increase of $10,256,000, or 165% in 2002. The increase in marketing, general and administrative expenses primarily reflected
(1) the separation compensation and other post-employment benefits associated with the resignation of the Company's former President and Chief Executive Officer (2) legal expenses associated with the pending class action lawsuits, shareholder derivative lawsuits and investigations by the SEC, the Subcommittee on Oversight and Investigation of the U.S. House of Representatives Committee on Energy and Commerce and the U.S. Department of Justice, (3) costs associated with our marketing efforts, (4) additional administrative staffing required to support our commercialization efforts for ERBITUX and (5) expenses associated with general corporate activities. Other than the legal expenses component discussed in (2) above and related costs, whose level in the future is uncertain because it depends upon the in which these investigations and proceedings progress, we expect marketing, general and administrative expenses to increase in future periods to support our continued commercialization efforts for ERBITUX.

INTEREST INCOME, INTEREST EXPENSE AND OTHER (INCOME) EXPENSE

      Interest income was $2,904,000 for the three months ended June 30, 2002 compared with $3,262,000 for the three months ended June 30, 2001, a decrease of $358,000, or 11% in 2002. The decrease was primarily attributable to a decrease in interest rates associated with our portfolio of debt securities. Interest expense was $3,347,000 and $3,197,000 for the three months ended June 30, 2002 and 2001, respectively, an increase of $150,000 or 5% in 2002. Interest expense for the three months ended June 30, 2002 and 2001 was offset by the capitalization of interest costs of $481,000 and $626,000, respectively, during the construction period of our product launch manufacturing facility and a second commercial manufacturing facility for which design, engineering, and pre-construction costs have been incurred. Interest expense for both periods included (1) interest on the Convertible Subordinated Notes issued in February 2000, (2) interest on an outstanding 1990 IDA Bond with a principal amount of $2,200,000 and (3) interest recorded on various capital lease obligations under a 1996 financing agreement and a 1998 financing agreement with Finova. We recorded gains on securities and investments of $435,000 and losses of $2,850,000 for the three months ended June 30, 2002 and 2001, respectively. The losses on securities and investments for the three months ended June 30, 2001 included a $2,775,000 write-down of our investment in ValiGen N.V and a $1,000,000 write-off of our convertible promissory note from A.C.T. Group, Inc.

NET LOSSES

      We had a net loss of $43,089,000 or $0.59 per share for the three months ended June 30, 2002, compared with a net loss of $29,503,000 or $0.44 per share for the three months ended June 30, 2001. The increase in the net losses and per share net loss to common stockholders was due to the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2002, our principal sources of liquidity consisted of cash and cash equivalents and securities available for sale of approximately $352,000,000. From our inception on April 26, 1984 through June 30, 2002, we have financed our operations primarily through the following means:

      - Public and private sales of equity securities and convertible notes in financing transactions have raised approximately $492,652,000 in net proceeds

      - We have earned approximately $109,531,000 from license fees, contract research and development fees, reimbursements from our corporate partners and royalties from collaborative partners. Additionally, we have approximately $335,239,000 in deferred revenue related to up-front payments received from our amended Commercial Agreement for ERBITUX with BMS, our ERBITUX development and license agreement with Merck KGaA and our BEC2 development and commercialization agreement with Merck KGaA. These amounts are being recognized as revenue over the expected lives of the respective agreements

      -     We have earned approximately $52,282,000 in interest income

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

      Until September 19, 2006, or earlier upon the occurrence of certain specified events, we may not take any action that constitutes a prohibited action under our stockholder agreement with BMS and Bristol-Myers Squibb Biologics Company, a Delaware corporation ("BMS Biologics"), which is a wholly-owned subsidiary of BMS, without the consent of the BMS directors. Such prohibited actions include (i) issuing additional shares or securities convertible into shares in excess of 21,473,002 shares of our common stock in the aggregate, subject to certain exceptions; (ii) incurring additional indebtedness if the total of the principal amount of such indebtedness incurred since September 19, 2001 and then-outstanding, and the net proceeds from the issuance of any redeemable preferred stock then-outstanding, would exceed the amount of indebtedness outstanding as of September 19, 2001 by more than $500 million; (iii) acquiring any business if the aggregate consideration for such acquisition, when taken together with the aggregate consideration for all other acquisitions consummated during the previous twelve months, is in excess of 25% of the aggregate value of the Company at the time we enter into the binding agreement relating to such acquisition; (iv) disposing of all or any substantial portion of our non-cash assets; (v) issuing capital stock with more than one vote per share.

      In September 2001, we entered into the ERBITUX Commercial Agreement with BMS and E.R. Squibb, pursuant to which, among other things, together with E.R Squibb we are (a) co-developing and co-promoting ERBITUX in the United States and Canada, and (b) co-developing ERBITUX (together with Merck KGaA) in Japan. The Commercial Agreement was amended on March 5, 2002 to change certain economics of the agreement and has expanded the clinical and strategic roles of BMS in the ERBITUX development program. Pursuant to the amended Commercial Agreement, we can receive up-front and milestone payments totaling $900,000,000 in the aggregate, of which $200,000,000 was received upon the signing of the agreement. The remaining $700,000,000 in payments comprises $140,000,000 paid on March 7, 2002, $60,000,000 payable on March 5, 2003, $250,000,000 payable upon receipt of marketing approval from the FDA with respect to an initial indication for ERBITUX and $250,000,000 payable upon receipt of marketing approval from the FDA with respect to a second indication for ERBITUX. All such payments are non-refundable and non-creditable. Except for our expenses incurred pursuant to the co-promotion option, E.R. Squibb is responsible for 100% of the distribution, sales and marketing costs in the United States and Canada, and E.R. Squibb and the Company, each will be responsible for 50% of the distribution, sales, marketing costs and other related costs and expenses in Japan. The Commercial Agreement provides that E.R. Squibb shall pay us distribution fees based on a percentage of annual sales of ERBITUX by E.R. Squibb in the United States and Canada. The distribution fee is 39% of net sales in the United States and Canada. The Commercial Agreement also provides that the distribution fees for the sale of ERBITUX in Japan by E.R. Squibb or us shall be equal to 50% of operating profit or loss with respect to such sales for any calendar month. In the event of an operating profit, E.R. Squibb will pay us the amount of such distribution fee, and in the event of an operating loss, we will credit E.R. Squibb the amount of such distribution fee. The Commercial Agreement provides that we will be responsible for the manufacture and supply of all requirements of ERBITUX in bulk form for clinical and commercial use in the United States, Canada and Japan and that E.R. Squibb will purchase all of its requirements of ERBITUX in bulk form for commercial use from us. We will supply ERBITUX for clinical use at our fully burdened manufacturing cost, and will supply ERBITUX for commercial use at our fully burdened manufacturing cost plus a mark-up of 10%. In addition to the up-front and milestone payments, the distribution fees for the United States, Canada and Japan and the 10% mark-up on the commercial supply of ERBITUX, E.R. Squibb is also responsible for 100% of the cost of all clinical studies other than those studies undertaken post-launch, which are not pursuant to an Investigational New Drug Application ("INDA") (e.g., phase IV studies), the cost of which will be shared equally between E.R. Squibb and ImClone Systems. As between E.R. Squibb and the Company, each will be responsible for 50% of the cost of all clinical studies in Japan.

      In February 2000, we completed a private placement of $240,000,000 in 5 -1/2% convertible subordinated notes due March 1, 2005. We received net proceeds of approximately $231,500,000, after deducting expenses associated with the offering.

Accrued interest on the notes was approximately $4,400,000 at June 30, 2002. A holder may convert all or a portion of a note into common stock at any time on or before March 1, 2005 at a conversion price of $55.09 per share, subject to adjustment under certain circumstances. We may redeem some or all of the notes prior to March 6, 2003 if specified common stock price thresholds are met. On or after March 6, 2003, we may redeem some or all of the notes at specified redemption prices.

      In December 1999, we entered into a development and manufacturing services agreement with Lonza. This agreement was amended in April 2001 to include additional services. Under the agreement, Lonza is responsible for process development and scale-up to manufacture ERBITUX in bulk form under cGMP conditions. These steps were taken to assure that the manufacturing process would produce bulk material that conforms with our reference material and to support in part, our regulatory filing with the FDA. As of June 30, 2002, Lonza has completed its responsibilities under the development and manufacturing service agreement. We had incurred approximately $7,068,000 for services provided under this agreement through June 30, 2002. In September 2000, we entered into a three-year commercial manufacturing services agreement with Lonza relating to ERBITUX. This agreement was amended in June 2001 and again in September 2001 to include additional services. As of June 30, 2002, we had incurred approximately $24,840,000 for services provided under the commercial manufacturing services agreement. Under these two agreements, Lonza is manufacturing ERBITUX at the 5,000 liter scale under cGMP conditions and is delivering it to us over a term ending no later than December 2003. The costs associated with both of these agreements are included in research and development expenses when incurred and will continue to be so classified until such time as ERBITUX may be approved for sale or until we obtain obligations from our corporate partners for supply of such product. In the event of such approval or obligations from our corporate partners, the subsequent costs associated with manufacturing ERBITUX for commercial sale will be included in inventory and expensed as cost of goods sold when sold. In the event we terminate (i.e., the cancellation of batches of bulk product) the commercial manufacturing services agreement without cause, we will be required to pay 85% of the stated costs for each of the first ten batches cancelled, 65% of the stated costs for each of the next ten batches cancelled and 40% of the stated costs for each of the next six batches cancelled. The batch cancellation provisions for certain additional batches that we are committed to purchase require us to pay 100% of the stated costs of cancelled batches scheduled within six months of the cancellation, 85% of the stated costs of cancelled batches scheduled between six and twelve months following the cancellation and 65% of the stated costs of cancelled batches scheduled between twelve and eighteen months following the cancellation. These amounts are subject to mitigation should Lonza use its manufacturing capacity caused by such termination for another customer. At June 30, 2002, the estimated remaining future commitments under the amended commercial manufacturing services agreement are $38,160,000 in 2002 and $24,050,000 in 2003.

      In December 2001, we entered into an agreement with Lonza to manufacture ERBITUX at the 2,000 liter scale for use in clinical trials by Merck KGaA. We had incurred approximately $6,008,000 for services provided under this agreement, of which $3,658,000 was reimbursed by Merck KGaA. The remaining $2,350,000 that is due from Merck KGaA is included in Amounts due from corporate partners in the consolidated balance sheet at June 30, 2002. At June 30, 2002, the estimated remaining future commitments under this agreement is $1,175,000 in 2002.

     On January 2, 2002 we executed a letter of intent with Lonza to enter into a long-term supply agreement. The long-term supply agreement would apply to a large scale manufacturing facility that Lonza is constructing. We expect such facility would be able to produce ERBITUX in 20,000 liter batches. We paid Lonza $3,250,000 for the exclusive rights to reserve and negotiate a long-term supply agreement for a portion of the new facility's overall capacity. Such negotiations commenced shortly thereafter and are continuing. Under certain conditions, such payment shall be refunded to us. If we enter into a long-term supply agreement, such payment will be creditable to us against the 20,000 liter batch price, such credit to be spread evenly over the batches manufactured each year of the initial term of the long-term supply agreement.

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

      In December 1998, we entered into a development and license agreement with Merck KGaA with respect to ERBITUX. In exchange for granting Merck KGaA exclusive rights to market ERBITUX outside of the United States and Canada and co-development rights in Japan, we received through June 30, 2002, $30,000,000 in up-front fees and early cash-based milestone payments based on the achievement of defined milestones. An additional $30,000,000 can be received, of which $5,000,000 has been received as of June 30, 2002, assuming the achievement of further milestones for which Merck KGaA will receive equity in ImClone Systems. The equity underlying these milestone payments will be priced at varying premiums to the then-market price of the common stock depending upon the timing of the achievement of the respective milestones. If issuing shares of common stock to Merck KGaA would result in Merck KGaA owning greater than 19.9% of our common stock, the milestone shares will be a non-voting preferred stock, or other non-voting stock convertible into our common stock. These convertible securities will not have voting rights. They will be convertible at a price determined in the same manner as the purchase price for shares of our common stock if shares of common stock were to be issued. They will not be convertible into common stock if, as a result of the conversion, Merck KGaA would own greater than 19.9% of our common stock. This 19.9% limitation is in place through December 2002. Merck KGaA will pay us a royalty on future sales of ERBITUX outside of the United States and Canada, if any. This agreement may be terminated by Merck KGaA in various instances, including (1) at its discretion on any date on which a milestone is achieved (in which case no milestone payment will be made), or (2) for a one-year period after first commercial sale of ERBITUX in Merck KGaA's territory, upon Merck KGaA's reasonable determination that the product is economically unfeasible (in which case Merck KGaA is entitled to a return of 50% of the cash-based up front fees and milestone payments then paid to date, but only out of revenues received, if any, based upon a royalty rate applied to the gross profit from ERBITUX sales or a percentage of ERBITUX fees and royalties from a sublicensee on account of the sale of ERBITUX in the United States and Canada). In August 2001, ImClone Systems and Merck KGaA amended this agreement to provide, among other things, that Merck KGaA may manufacture ERBITUX for supply in its territory and may utilize a third party to do so upon ImClone Systems' reasonable acceptance. The amendment further released Merck KGaA from its obligations under the agreement relating to providing a guaranty under a $30,000,000 credit facility relating to the build-out of the product launch manufacturing facility. In addition, the amendment provides that the companies have co-exclusive rights to ERBITUX in Japan, including the right to sublicense and Merck KGaA waived its right of first offer in the case of a proposed sublicense by ImClone Systems of ERBITUX in ImClone Systems' territory. In consideration for the amendment, we agreed to a reduction in royalties payable by Merck KGaA on sales of ERBITUX in Merck KGaA's territory.

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

      In October 2001, we entered into a sublease for a four-story building in downtown New York to serve as our future corporate headquarters and research facility. The space, to be designed and improved in the future, includes between 75,000 and 100,000 square feet of usable space, depending on design, and includes possible additional expansion space. The sublease has a term of 22 years, followed by two five-year renewal option periods. The future minimum lease payments are approximately $50,625,000 over the term of the sublease. In order to induce the sublandlord to enter into the sublease, we made a loan to and accepted from the sublandlord a $10,000,000 note receivable. The note is secured by a leasehold mortgage on the prime lease as well as a collateral assignment of rents by the sublandlord. The note receivable is payable by the sublandlord over 20 years and bears interest at 5 -1/2% in years one through five, 6 -1/2% in years six through ten, 7 -1/2% in years eleven through fifteen and 8 -1/2% in years sixteen through twenty. In addition, we paid the owner a consent fee in the amount of $500,000.

      On May 1, 2001, we entered into a lease for an approximately 4,000 square foot portion of a 15,000 square foot building known as 710 Parkside Avenue, Brooklyn, New York and we have leased an adjacent 6,250 square foot building known as 313-315 Clarkson Avenue, Brooklyn, New York, (collectively "the premises") to serve as our new chemistry and high throughput screening facility. The term of the lease is for five years with five successive one-year extensions. As of June 30, 2002, we have incurred approximately $3,778,000, excluding capitalized interest of approximately $83,000 for the retrofit of this facility to better fit our needs. The total cost for the retrofit will be approximately $4,300,000.

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

      We have completed conceptual design and preliminary engineering plans and are currently reviewing detailed design plans for, and proceeding with construction of, the second commercial manufacturing facility. The second commercial manufacturing facility will be a multi-use facility of approximately 250,000 square feet and will contain up to 10 fermenters with a total capacity of up to 110,000 liters (working volume). The facility will be built on a 7.12 acre parcel of land that we purchased in July 2000 for approximately $950,000. The cost of this facility, consisting of two completely fitted out suites and a third suite with utilities only, is expected to be approximately $233,000,000, excluding capitalized interest. The actual cost of the new facility may change depending upon various factors. We have incurred approximately $52,617,000, excluding capitalized interest of approximately $1,234,000, in conceptual design, engineering, equipment and construction costs through June 30, 2002.

      On January 31, 2002 we purchased a 7.5 acre parcel of land located adjacent to the Company's product launch manufacturing facility and pilot facility in Somerville, New Jersey. The real estate includes an existing 50,000 square foot building, 40,000 square feet of which is warehouse space and 10,000 square feet of which is office space. The purchase price for the property and building was approximately $7,020,000, of which approximately $1,125,000 was related to the purchase of the land and approximately $5,895,000 was related to the purchase of the building. We intend to use this property for warehousing and logistics for our Somerville campus.

      On May 20, 2002, we purchased real estate consisting of a 6.94 acre parcel of land located across the street from the Company's product launch manufacturing facility in Somerville, New Jersey. The real estate includes an existing 46,000 square feet of office space. The purchase price for the property was approximately $4,515,000, of which approximately $1,041,000 was related to the purchase of the land and approximately $3,474,000 was related to the purchase of the building. We intend to use this property as the administrative building for the Somerville campus. As of June 30, 2002, we have incurred approximately $422,000 for the retrofit of this facility. The total cost for the retrofit will be approximately $5,187,000.

      Total capital expenditures made during the six months ended June 30, 2002 were $42,686,000 and primarily included $1,579,000 related to the purchase of equipment for and leasehold improvement costs associated with our corporate office and research laboratories in our New York facility, $23,437,000 related to the conceptual design, preliminary engineering plans, capitalized interest costs and construction costs for a second commercial manufacturing facility, $1,125,000 and $5,895,000 for the land and building, respectively, for the warehousing and logistics building, $1,041,000 and $3,474,000 for the land and building, respectively, for the purchase of and $422,000 for the retrofit of the central operations building, $3,198,000 for the retrofit of the Brooklyn chemistry lab, $725,000 related to improving and equipping our product launch manufacturing facility, and $1,031,000 related to improving and equipping our pilot manufacturing facility.

      We believe that our existing cash on hand, marketable securities and amounts to which we are entitled should enable us to maintain our current and planned operations through 2003. We are also entitled to reimbursement for certain marketing and research and development expenditures and certain other payments, some of which are payable upon the achievement of research and development milestones. Such amounts include $560,000,000 in cash-based payments of which $60,000,000 is payable on March 5, 2003, as well as up to $25,000,000 in equity-based milestone payments under our ERBITUX development and license agreement with Merck KGaA and up to $18,500,000 in cash-based milestone payments under our BEC2 development agreement with Merck KGaA. There can be no assurance that we will achieve these milestones. Our future working capital and capital requirements will depend upon numerous factors, including, but not limited to:

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

      -     timing and cost of seeking and obtaining regulatory approvals

      - timing and cost of manufacturing scale-up and effective commercialization activities and arrangements

      - level of resources that we devote to the development of marketing and sales capabilities

      -     costs involved in filing, prosecuting and enforcing patent claims

      -     technological advances

      - legal costs and the outcome of outstanding legal proceedings and investigations

      -     status of competition

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

      Below is a table that presents our contractual obligations and commercial commitments as of June 30, 2002:

                                                                 PAYMENTS DUE BY YEAR
                                      ----------------------------------------------------------------------------
                                                                        2005 AND
                                          TOTAL           2002            2003            2004         THEREAFTER
                                      ------------    ------------    ------------    ------------    ------------
Long-term debt ...................    $242,200,000    $         --    $         --    $  2,200,000    $240,000,000
Capital lease obligations
   including interest ............         299,000         170,000          76,000          15,000          38,000
Operating leases .................      54,637,000       1,020,000       3,024,000       3,521,000      47,072,000
Construction commitments .........      62,987,000      23,208,000      38,287,000       1,492,000              --
Lonza ............................      63,385,000      39,335,000      24,050,000              --              --
                                      ------------    ------------    ------------    ------------    ------------
Total contractual cash obligations    $423,508,000    $ 63,733,000    $ 65,437,000    $  7,228,000    $287,110,000
                                      ============    ============    ============    ============    ============

New Jersey State Tax Law Changes

    In July 2002, the State of New Jersey (""NJ'') enacted various income tax law changes, which are retroactive to January 1, 2002. One of the provisions of the new law is the suspension of the utilization of net operating losses for 2002 and 2003. This provision would negatively affect the Company if it generates NJ taxable income in 2002 and 2003 because it would not be able to utilize its NJ net operating loss carryover to offset such taxable income.

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

      In July 2002, the FASB issued SFAS No. 146, Accounting for Restructuring Costs. SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company may not restate its previously issued financial statements and the new Statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3. The Company is currently evaluating the impact of adoption of this statement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Our holdings of financial instruments comprise a mix of U.S. dollar denominated securities that may include U.S. corporate debt, foreign corporate debt, U.S. government debt, foreign government/agency guaranteed debt and commercial paper. All such instruments are classified as securities available for sale. Generally, we do not invest in portfolio equity securities, commodities, foreign exchange contacts or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in investment grade fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We invest in securities that have a range of maturity dates. Typically, those with a short-term maturity are fixed-rate, highly liquid, debt instruments and those with longer-term maturities are highly liquid debt instruments with fixed interest rates or with periodic interest rate adjustments. The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of June 30, 2002.

                             2002               2003             2004                2005
                         ------------       ------------     ------------       ------------
Fixed Rate ..........    $  5,831,000       $    248,000     $         --       $         --
Average Interest Rate            6.37%              6.00%              --                 --
Variable Rate .......      12,003,000(1)              --       15,603,000(1)      12,994,000(1)
Average Interest Rate            1.99%                --             4.60%              2.21%
                         ------------       ------------     ------------       ------------
                         $ 17,834,000       $    248,000     $ 15,603,000       $ 12,994,000
                         ============       ============     ============       ============

                                              2007 AND
                             2006            THEREAFTER           TOTAL          FAIR VALUE
                         ------------       ------------       ------------     ------------
Fixed Rate ..........    $         --       $ 14,506,000       $ 20,585,000     $ 21,782,000
Average Interest Rate              --               6.18%              6.23%              --
Variable Rate .......       4,799,000(1)     217,616,000(1)     263,015,000      264,295,000
Average Interest Rate            2.31%              2.82%              2.85%              --
                         ------------       ------------       ------------     ------------
                         $  4,799,000       $232,122,000       $283,600,000     $286,077,000
                         ============       ============       ============     ============

(1) These holdings consist of U.S. corporate and foreign corte floating rate notes. Interest on the securities is adjusted monthly, quarterly or semi-annually, depending on the instrument, using prevailing interest rates. These holdings are highly liquid and we consider the potential for loss of principal to be minimal.

       Our 5 -1/2% convertible subordinated notes in the principal amount of $240,000,000 due March 1, 2005 and other long-term debt have fixed interest rates. The subordinated notes are convertible into our common stock at a conversion price of $55.09 per share. The fair value of fixed interest rate instruments are affected by changes in interest rates and in the case of the convertible notes by changes in the price of our common stock. The fair value of the 5 -1/2% convertible subordinated notes (which have a carrying value of $240,000,000) was approximately $168,300,000 at June 28, 2002.


                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

A.    LITIGATION

1.    FEDERAL SECURITIES CLASS ACTIONS

      A number of complaints asserting claims under Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act were filed beginning in January 2002 in the U.S. District Court for the Southern District of New York against us and certain of our directors and officers on behalf of purported classes of our shareholders. By order dated June 4, 2002 these actions were consolidated under the caption of the first-filed of these actions, Irvine v. ImClone Systems Incorporated et at., No. 02 Civ. 0109(RO). The original complaints in these actions allege generally that various public statements made by us or our senior officers during 2001 and early 2002 regarding the prospects for FDA approval of ERBITUX were false or misleading when made, that various Company insiders were aware of material, non-public information regarding the actual prospects for ERBITUX at the time that those insiders engaged in transactions in our common stock and that members of the purported shareholder class suffered damages when the market price of our common stock declined following disclosure of the information that allegedly had not been previously disclosed. On December 28, 2001, we disclosed that we had received a "refusal to file" letter from the FDA relating to our biologics license application for ERBITUX. Thereafter, various news articles purported to describe the contents of the FDA's "refusal to file" letter. During this period, the market price of our common stock declined. The complaints in the various actions seek to proceed on behalf of a class of our present and former shareholders, other than defendants or persons affiliated with the defendants, seek monetary damages in an unspecified amount and seek recovery of plaintiffs' costs and attorneys' fees. A consolidated amended complaint is expected to be filed shortly.

2.    DERIVATIVE ACTIONS

      Beginning on January 13, 2002 and continuing thereafter, eight separate purported shareholder derivative actions have been filed against the members of our Board of Directors and the Company, as nominal defendant, advancing claims based on allegations similar to the allegations in the federal securities class action complaints. Three of these derivative cases were filed in the Delaware Court of Chancery and have been consolidated in that court under the caption In re ImClone Systems Incorporated Derivative Litigation, Cons. C.A. No. 19341-NC. An additional case has been filed in the Delaware Court of Chancery, styled Krim
v. Waksal, et al., C.A. No. 19528-NC, which likely will be consolidated with the other actions pending in that court. In addition, two purported derivative actions have been filed in the U.S. District Court for the Southern District of New York, styled Lefanto v. Waksal, et al., No. 02 Civ. 0163 (LLS), and Forbes
v. Barth, et al., No. 02 Civ. 1400 (RO), and two purported derivative actions have been filed in New York State Supreme Court in Manhattan, styled Boghosian
v. Barth, et al., Index No. 100759/02 and Johnson v. Barth, et al., Index No. 601304/02. All of these actions assert claims, purportedly on our behalf, for breach of fiduciary duty by certain members of the Board of Directors based on the allegation, among others, that certain directors engaged in transactions in our common stock while in possession of material, non-public information concerning the regulatory and marketing prospects for ERBITUX. Another complaint, purportedly asserting direct claims on behalf of a class of the Company's shareholders but in fact asserting derivative claims that are similar to those asserted in these eight cases, was filed in the U.S. District Court for the Southern District of New York on February 13, 2002, styled Dunlap v. Waksal, et al., No. 02 Civ. 1154 (RO). The Dunlap complaint asserts claims against the Board of Directors for breach of fiduciary duty purportedly on behalf of all persons who purchased shares of the Company's common stock prior to June 28, 2001 and then held those shares through December 6, 2001. It alleges that the members of the purported class suffered damages as a result of holding their shares based on allegedly false information about the financial prospects of the Company that was disseminated during this period.

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

      On June 19, 2002, we received a written "Wells Notice" from the staff of the Securities and Exchange Commission, indicating that the staff is considering recommending the Commission bring an action against us relating to our disclosure immediately following the receipt of a Refusal-to-File letter from the FDA on December 28, 2001 for our biologics license application for ERBITUX. We filed a Wells submission on July 12, 2002 in response to the staff's Wells Notice. We have also received permission from the Commission to file a supplemental Wells submission, and we anticipate that we will make this submission in September of this year.




ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

       None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) An annual meeting of stockholders was held on June 11, 2002 (the "Annual Meeting").

      (b) The directors elected at the Annual Meeting were Andrew G. Bodnar, Vincent T. DeVita, Jr., Robert F. Goldhammer, David M. Kies, Paul B. Kopperl, Arnold Levine, John Mendelsohn, William R. Miller, Peter S. Ringrose and Harlan W. Waksal. Such persons are all of the directors of the Company whose term of office as a director continued after the Annual Meeting.

      (c) The matters voted upon at the Annual Meeting and the results of the voting are set forth below. Broker non-votes were not applicable.

            (i)   Election of directors

                  NAME                          IN FAVOR      WITHHELD
                  ----                         ----------     ---------

                  Andrew G. Bodnar ........    54,276,035     8,728,530
                  Vincent T. DeVita, Jr ...    54,279,942     8,724,623
                  Robert F. Goldhammer ....    54,238,633     8,765,932
                  Paul B. Kopperl .........    54,280,272     8,724,293
                  David M. Kies ...........    54,284,503     8,720,062
                  Arnold Levine ...........    54,283,391     8,721,174
                  John Mendelsohn .........    53,912,661     9,091,904
                  William R. Miller .......    54,278,940     8,725,625
                  Peter S. Ringrose .......    54,281,356     8,723,209
                  Harlan W. Waksal ........    53,860,561     9,144,004


            (ii) The stockholders approved the Company's 2002 Stock Option Plan. The stockholders voted 45,617,936 shares in favor and 17,268,070 shares against. 118,559 shares abstained from voting.

            (iii) The stockholders approved a proposal to amend the Company's certificate of incorporation to increase the total number of shares of common stock the Company is authorized to issue from 120,000,000 shares to 200,000,000 shares. The stockholders voted 61,580,428 shares in favor and 1,337,270 shares against. 86,867 shares abstained from voting.

            (iv) The stockholders ratified the appointment by the Board of Directors of KPMG LLP as the Company's independent certified public accountants for the fiscal year ending December 31, 2002. The stockholders voted 62,207,089 shares in favor and 404,703 shares against. 392,773 shares abstained from voting.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits (numbered in accordance with Item 601 of Regulation S-K)

      Exhibit No.       Description
      -----------       -----------

      3.1C              Amendment dated August 9, 2002 to the Company's
                        Certificate of Incorporation, as amended

      10.90 Employment Agreement dated as of February 1, 2002 between the Company and Clifford R. Saffron, as amended by letter agreement dated as of April 18, 2002

      10.91 Separation Agreement dated as of May 22, 2002 between the Company and Samuel D. Waksal

      10.92             Agreement of Sale and Purchase between 4/33 Building
                        Associates, LP and ImClone Systems Incorporated pertaining to 33 Chubb Way, Branchburg, New Jersey executed as of March 1, 2002

      99.8              ImClone Systems Incorporated 2002 Stock Option Plan.

      99.9 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley
                        Act of 2002.

      99.10 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley
                        Act of 2002.


(b)    Reports on Form 8-K

       On June 26, 2002, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting events under Item 5.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        IMCLONE SYSTEMS INCORPORATED
                                        (Registrant)


Date: August 14, 2002                   By       /s/ HARLAN W. WAKSAL
                                           -------------------------------------
                                                   Harlan W. Waksal
                                           President and Chief Executive Officer


Date: August 14, 2002                   By       /s/ DANIEL S. LYNCH
                                           -------------------------------------
                                                    Daniel S. Lynch
                                           Senior Vice President, Finance and
                                                Chief Financial Officer