Form 10-Q
period 2002-09-30
IMCLONE SYSTEMS INC/DE
filed 2002-11-14
CIK 765258

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 Yes |X| No | |

Applicable only to corporate issuers:

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            CLASS                           OUTSTANDING AS OF NOVEMBER 13, 2002
            -----                           -----------------------------------
Common Stock, par value $.001                         73,631,262 Shares

================================================================================

                          IMCLONE SYSTEMS INCORPORATED

                                      INDEX

                                                                                                             PAGE NO.
                                                                                                             --------
PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheets - September 30, 2002 (unaudited) and December 31, 2001.........       1

               Unaudited Consolidated Statements of Operations - Three and nine months ended
               September 30, 2002 and 2001................................................................       2

               Unaudited Consolidated Statements of Cash Flows - Nine months ended
               September 30, 2002 and 2001................................................................       3

               Notes to Consolidated Financial Statements.................................................       4

     Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations......      15

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk.................................      26

     Item 4.   Controls and Procedures....................................................................      27

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings..........................................................................      27

     Item 6.   Exhibits and Reports on Form 8-K...........................................................      29

Signatures     ...........................................................................................      30

Section 302    Certifications.............................................................................      31

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          IMCLONE SYSTEMS INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)

                                                                                                SEPTEMBER 30,      DECEMBER 31,
                                                                                                    2002               2001
                                                                                                -------------      ------------
                                                                                                 (UNAUDITED)
                                                        ASSETS

Current assets:
  Cash and cash equivalents ..............................................................        $  52,432         $  38,093
  Securities available for sale ..........................................................          240,649           295,893
  Prepaid expenses .......................................................................            4,272             3,891
  Amounts due from corporate partners (Note 7) ...........................................           16,870             8,230
  Other current assets ...................................................................            9,066             3,547
                                                                                                  ---------         ---------
      Total current assets ...............................................................          323,289           349,654
                                                                                                  ---------         ---------
Property and equipment, net ..............................................................          160,604           107,248
Patent costs, net ........................................................................            1,623             1,513
Deferred financing costs, net ............................................................            4,125             5,404
Note receivable ..........................................................................           10,000            10,000
Other assets .............................................................................            1,018               383
                                                                                                  ---------         ---------
                                                                                                  $ 500,659         $ 474,202
                                                                                                  =========         =========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable .......................................................................        $  18,011         $  16,919
  Accrued expenses (including $2,270 due to Bristol-Myers Squibb Company ("BMS") at
     September 30, 2002) .................................................................           25,810            11,810
  Interest payable .......................................................................            1,204             4,446
  Income taxes payable ...................................................................              550                --
  Current portion of deferred revenue (Note 7) ...........................................           37,494            20,683
  Current portion of long-term liabilities ...............................................              150               426
                                                                                                  ---------         ---------
      Total current liabilities ..........................................................           83,219            54,284
                                                                                                  ---------         ---------

Deferred revenue, less current portion (Note 7) ..........................................          292,806           182,813
Long-term debt ...........................................................................          242,200           242,200
Other long-term liabilities, less current portion ........................................               55                79
                                                                                                  ---------         ---------
      Total liabilities ..................................................................          618,280           479,376
                                                                                                  ---------         ---------
Commitments and contingencies (Note 8)
Stockholders' equity (deficit):
  Preferred stock, $1.00 par value; authorized 4,000,000 shares; reserved 1,200,000
   series B participating cumulative preferred stock .....................................               --                --
  Common stock, $.001 par value; authorized 200,000,000 shares; issued 73,588,383 and
   73,348,271 at September 30, 2002 and December 31, 2001, respectively, outstanding
   73,399,133, and 73,159,021 at September 30, 2002 and December 31, 2001, respectively ..               74                73
  Additional paid-in capital .............................................................          345,474           341,735
  Accumulated deficit ....................................................................         (461,152)         (346,037)
  Treasury stock, at cost; 189,250 shares at September 30, 2002 and December 31, 2001 ....           (4,100)           (4,100)
  Accumulated other comprehensive income:
    Unrealized gain on securities available for sale .....................................            2,083             3,155
                                                                                                  ---------         ---------
      Total stockholders' equity (deficit) ...............................................         (117,621)           (5,174)
                                                                                                  ---------         ---------
                                                                                                  $ 500,659         $ 474,202
                                                                                                  =========         =========

           See accompanying notes to consolidated financial statements

                          IMCLONE SYSTEMS INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                           SEPTEMBER 30,              SEPTEMBER 30,
                                                                       ---------------------     -----------------------
                                                                         2002         2001          2002          2001
                                                                       --------     --------     ---------     ---------
Revenues:
  License fees and milestone revenue (Note 7) .....................    $  4,996     $  2,244     $  13,254     $  29,476
  Research and development funding and royalties ..................         622          667         1,310         1,430
  Collaborative agreement revenue (Note 7) ........................       9,416        2,818        30,586         6,713
                                                                       --------     --------     ---------     ---------
    Total revenues ................................................      15,034        5,729        45,150        37,619
                                                                       --------     --------     ---------     ---------

Operating expenses:
  Research and development ........................................      43,504       26,664       119,449        76,150
  Marketing, general and administrative ...........................      12,341        5,599        36,943        15,550
  Expenses associated with the BMS acquisition, stockholder and
   amended commercial agreements ..................................          --       16,050         2,250        16,050
                                                                       --------     --------     ---------     ---------
    Total operating expenses ......................................      55,845       48,313       158,642       107,750
                                                                       --------     --------     ---------     ---------

Operating loss ....................................................     (40,811)     (42,584)     (113,492)      (70,131)
                                                                       --------     --------     ---------     ---------

Other:
  Interest income .................................................      (2,259)      (3,244)       (7,427)      (11,071)
  Interest expense ................................................       3,161        3,532        10,000        10,042
  Loss (gain) on securities and investments .......................        (264)      (1,800)       (1,500)        2,668
                                                                       --------     --------     ---------     ---------

    Net interest and other expense (income) .......................         638       (1,512)        1,073         1,639
                                                                       --------     --------     ---------     ---------

    Loss before income taxes ......................................     (41,449)     (41,072)     (114,565)      (71,770)

    Income taxes ..................................................         550           --           550            --
                                                                       --------     --------     ---------     ---------

     Net loss .....................................................    $(41,999)    $(41,072)    $(115,115)    $ (71,770)
                                                                       ========     ========     =========     =========

Net loss per common share:
  Basic and diluted:
    Net loss per common share .....................................    $  (0.57)    $  (0.57)    $   (1.57)    $   (1.05)
                                                                       ========     ========     =========     =========

Weighted average shares outstanding ...............................      73,385       71,534        73,350        68,301
                                                                       ========     ========     =========     =========

           See accompanying notes to consolidated financial statements

                          IMCLONE SYSTEMS INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                 NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                              -----------------------
                                                                                                 2002          2001
                                                                                              ---------     ---------
Cash flows from operating activities:
Net loss .................................................................................    $(115,115)    $ (71,770)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization ..........................................................        7,000         3,517
  Amortization of deferred financing costs ...............................................        1,279         1,279
  Expense associated with issuance of options and warrants ...............................           11           952
  Gain on securities available for sale ..................................................       (1,500)       (2,707)
  Write-down of investment in Valigen N.V ................................................           --         4,375
  Write-off of convertible promissory note receivable from A.C.T. Group, Inc. ............           --         1,000
  Accrued interest on note receivable - officer ..........................................           --           (24)
  Accrued interest on notes receivable - officers and directors ..........................           --          (606)
  Changes in:
    Prepaid expenses .....................................................................         (381)       (2,776)
    Amounts due from corporate partners (including amounts received from BMS of $8,377
     for the nine months ended September 30, 2002) .......................................       (8,640)           --
    Other current assets .................................................................       (5,519)          163
    Other assets .........................................................................         (635)          (81)
    Interest payable .....................................................................       (3,242)       (3,237)
    Accounts payable .....................................................................        1,092        (2,244)
    Accrued expenses .....................................................................       14,000        10,306
    Income taxes payable .................................................................          550            --
    Deferred revenue (including amounts received from BMS of $140,000 and $200,000
     for the nine months ended September 30, 2002 and 2001, respectively) ................      126,804       203,325
    Fees potentially refundable to Merck KGaA ............................................           --       (28,000)
                                                                                              ---------     ---------
     Net cash provided by operating activities ...........................................       15,704       113,472
                                                                                              ---------     ---------

Cash flows from investing activities:
  Acquisitions of property and equipment .................................................      (60,165)      (44,591)
  Purchases of securities available for sale .............................................     (327,470)     (158,497)
  Sales and maturities of securities available for sale ..................................      383,142       130,449
  Investment in Valigen N.V ..............................................................           --        (2,000)
  Loan to A.C.T. Group, Inc. .............................................................           --        (1,000)
  Additions to patents ...................................................................         (243)         (593)
                                                                                              ---------     ---------
     Net cash used in investing activities ...............................................       (4,736)      (76,232)
                                                                                              ---------     ---------

Cash flows from financing activities:
  Proceeds from exercise of stock options and warrants ...................................        2,751         7,333
  Proceeds from issuance of common stock under the employee stock purchase plan ..........          413           531
  Proceeds from short-swing profit rule ..................................................          565            --
  Proceeds from issuance of common stock to Merck KGaA ...................................           --         3,240
  Purchase of treasury stock .............................................................           --        (1,830)
  Payment of preferred stock dividends ...................................................           --        (5,764)
  Redemption of series A preferred stock .................................................           --       (20,000)
  Payments of other liabilities ..........................................................         (358)         (487)
                                                                                              ---------     ---------
     Net cash provided by (used in) financing activities .................................        3,371       (16,977)
                                                                                              ---------     ---------
     Net increase in cash and cash equivalents ...........................................       14,339        20,263
Cash and cash equivalents at beginning of period .........................................       38,093        60,325
                                                                                              ---------     ---------
Cash and cash equivalents at end of period ...............................................    $  52,432     $  80,588
                                                                                              =========     =========
Supplemental cash flow information:
     Cash paid for interest, including amounts capitalized of $1,441 and $1,398
      for the nine months ended September 30, 2002 and 2001, respectively ................    $  13,403     $  13,397
                                                                                              =========     =========
Non-cash financing activity:
     Capital asset and lease obligation addition .........................................    $      58     $      --
                                                                                              =========     =========

           See accompanying notes to consolidated financial statements

                          IMCLONE SYSTEMS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) BASIS OF PREPARATION

      The consolidated financial statements of ImClone Systems Incorporated ("ImClone Systems" or the "Company") as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 are unaudited. In the opinion of management, these unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission ("SEC").

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

(2) PROPERTY AND EQUIPMENT

      Property and equipment are recorded at cost and consist of the following:

                                                                       SEPTEMBER 30,           DECEMBER 31,
                                                                            2002                   2001
                                                                       -------------          -------------
            Land .............................................         $   4,899,000          $   2,733,000
            Building and building improvements ...............            61,420,000             50,720,000
            Leasehold improvements ...........................             8,370,000              8,302,000
            Machinery and equipment ..........................            38,359,000             33,057,000
            Furniture and fixtures ...........................             2,096,000              2,031,000
            Construction in progress .........................            75,002,000             33,080,000
                                                                       -------------          -------------
                  Total cost .................................           190,146,000            129,923,000
            Less accumulated depreciation and amortization ...           (29,542,000)           (22,675,000)
                                                                       -------------          -------------
            Property and equipment, net ......................         $ 160,604,000          $ 107,248,000
                                                                       =============          =============

        The Company is building a second commercial manufacturing facility adjacent to its product launch manufacturing facility in Somerville (Branchburg Township), New Jersey . This new facility will be a multi-use facility with capacity of up to 110,000 liters (production volume). The 250,000 square foot facility will cost approximately $234,000,000, and is being built on land purchased in July 2000. The actual cost of the new facility may change depending upon various factors. The Company incurred approximately $64,693,000 (included in construction in progress above), excluding capitalized interest of approximately $1,831,000, in conceptual design, engineering and pre-construction costs through September 30, 2002. Through October 24, 2002, committed purchase orders totaling approximately $44,593,000 have been placed for subcontracts and equipment related to this project. In addition, $21,306,000 in engineering, procurement, construction management and validation costs were committed. During August 2002, the Company executed an escrow agreement with Branchburg Township (the "Township"). The agreement required the Company to deposit $5,040,000 in an escrow account until the Company supplies the Township with certain New Jersey Department of Environmental Protection permits and also certain water and sewer permits related to the construction of this facility. The escrow agreement requires the permits to be supplied to the Township by July 1, 2003 at which time the Company will receive back the escrow deposit. Interest that accures on the escrow deposit is allocated two-thirds to the Company and one-third to the Township. The escrow deposit was requested by the Township to insure that funds would be available to restore the site to its original condition should the Company fail to obtain such permits required for contruction at the site. The escrow deposit, including the Company's portion of the interest, totaled $5,052,000 at September 30, 2002 and is included in Other current assets in the consolidated balance sheet.

      In January 2002, the Company purchased real estate consisting of a 7.5-acre parcel of land located adjacent to the Company's product launch manufacturing facility and pilot facility in Somerville, New Jersey. The real estate includes an existing 50,000 square foot building, 40,000 square feet of which is warehouse space and 10,000 square feet of which is office space. The purchase price for the property and building was approximately $7,020,000, of which approximately $1,125,000 related to the purchase of the land and approximately $5,895,000 related to the purchase of the building. The Company intends to use this property for warehousing and material logistics for its Somerville campus. As of September 30, 2002, the Company has incurred approximately $326,000 (included in construction in progress above), excluding capitalized interest of approximately $2,000, for the retrofit of this facility. The total cost for the retrofit will be approximately $635,000.

      On May 20, 2002, the Company purchased real estate consisting of a 6.94-acre parcel of land located across the street from the Company's product launch manufacturing facility in Somerville, New Jersey. The real estate includes an existing building with 46,000 square feet of office space. The purchase price for the property was approximately $4,515,000, of which approximately $1,041,000 was related to the purchase of the land and approximately $3,474,000 was related to the purchase of the building. The Company intends to use this property as the administrative building for its Somerville campus. As of September 30, 2002, the Company has incurred approximately $2,857,000 (included in construction in progress above), excluding capitalized interest of approximately $7,000, for the retrofit of this facility. The total cost for the retrofit will be approximately $5,187,000.

      The process of preparing consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires the Company to evaluate the carrying values of its long-lived assets. The recoverability of the carrying values of the Company's product launch manufacturing facility, its second commercial manufacturing facility and its warehousing and material logistics facility will depend on (1) receiving Food and Drug Administration ("FDA") approval of our interventional therapeutic product candidate for cancer, ERBITUX(TM), (2) receiving FDA approval of the manufacturing facilities and (3) the Company's ability to earn sufficient returns on ERBITUX. Based on management's current estimates, the Company expects to recover the carrying value of such assets.

(3) CONTRACT MANUFACTURING SERVICES

      In December 1999, the Company entered into a development and manufacturing services agreement with Lonza Biologics PLC ("Lonza"). This agreement was amended in April 2001 to include additional services. Under the agreement, Lonza was responsible for process development and scale-up to manufacture ERBITUX in bulk form under current Good Manufacturing Practices ("cGMP"). These steps were taken to assure that the manufacturing process would produce bulk material that conforms with the Company's reference material. The Company did not incur any costs associated with this agreement during the three months ended September 30, 2002 and $1,535,000 was incurred during the three months ended September 30, 2001. Approximately $38,000 and $5,135,000 was incurred in the nine months ended September 30, 2002 and 2001, respectively, and $7,068,000 from inception through September 30, 2002. As of September 30, 2002, Lonza has completed its responsibilities under the development and manufacturing services agreement.

      In September 2000, the Company entered into a three-year commercial manufacturing services agreement with Lonza relating to ERBITUX. This agreement was amended in June 2001 and again in September 2001 to include additional services. The total cost for services to be provided under the three-year commercial manufacturing services agreement is approximately $87,050,000. The Company has incurred approximately $15,578,000 in the three months ended September 30, 2002 and a reduction to expenses of $2,475,000 in the three months ended September 30 2001, as a result of reductions to prior billings. The Company has incurred $30,105,000 and $2,400,000 in the nine months ended September 30, 2002 and 2001, respectively, and $40,418,000 from inception through September 30, 2002 for services provided under the commercial manufacturing services agreement.

      Under the December 1999 and September 2000 agreements, Lonza is manufacturing ERBITUX at the 5,000 liter scale under cGMP and is delivering it to the Company over a term ending no later than December 2003. The costs associated with both of these agreements are included in research and development expenses when incurred and will continue to be so classified until such time as ERBITUX may be approved for sale or until the Company obtains obligations from its corporate partners to purchase such product. In the event of such approval or obligations from its corporate partners, the subsequent costs associated with manufacturing ERBITUX for commercial sale will be included in inventory and expensed when sold. In the event the Company terminates the commercial manufacturing services agreement without cause, the Company will be required to pay 85% of the stated costs for each of the first ten batches cancelled, 65% of the stated costs for each of the next ten batches cancelled and 40% of the stated costs for each of the next six batches cancelled. The batch cancellation provisions for certain additional batches that we are committed to purchase require the Company to pay 100% of the stated costs of cancelled batches scheduled within six months of the cancellation, 85% of the stated costs of cancelled batches scheduled between six and twelve months following the cancellation and 65% of the stated costs of cancelled batches scheduled between twelve and eighteen months following the cancellation. These amounts are subject to mitigation should Lonza use its manufacturing capacity caused by such termination for another customer. At September 30, 2002, the estimated remaining future commitments under the amended commercial manufacturing services agreement are $26,283,000 in 2002 and $20,350,000 in 2003.

      In December 2001, the Company entered into an agreement with Lonza to manufacture ERBITUX at the 2,000 liter scale for use in clinical trials by Merck KGaA (the "2,000L Lonza Agreement"). The costs associated with the agreement are reimbursable by Merck KGaA and accordingly are accounted for as collaborative agreement revenue and such costs are also included in research and development expenses in the consolidated statement of operations. The Company has incurred approximately $1,175,000 and $1,763,000 in the three months ended September 30, 2002 and 2001, respectively, and $4,700,000 and $1,763,000 in the nine months ended September 30, 2002 and 2001, respectively, and $7,183,000 from inception through September 30, 2002 for services provided under this agreement. Approximately $588,000 and $133,000 were reimbursable by Merck KGaA at September 30, 2002 and December 31, 2001, respectively, and included in amounts due from corporate partners in the consolidated balance sheets. As of September 30, 2002, Lonza has completed its responsibilities under the 2,000L Lonza Agreement.

      In January 2002, the Company executed a letter of intent with Lonza to enter into a long-term supply agreement. The long-term supply agreement would apply to a large scale manufacturing facility that Lonza is constructing, which would be able to produce ERBITUX in 20,000 liter batches. The Company paid Lonza $3,250,000 upon execution of the letter of intent for the exclusive right to negotiate a long-term supply agreement for a portion of the facility's manufacturing capacity. During September 2002, the Company wrote-off the deposit because the exclusive negotiation period ended on September 30, 2002, although negotiations continued thereafter. The $3,250,000 is included in Marketing, general and administrative expenses on the Consolidated Statement of Operations for the three and nine months ended September 30, 2002, respectively. The Company is currently negotiating with Lonza and a third party with the intention of assigning to the third party any remaining rights the Company has under this letter of intent in return for the third party's agreement to reimburse the Company the $3,250,000 upon execution of a binding agreement with Lonza for supply of biologics on similar terms to those negotiated with Lonza by the Company. The Company cannot be certain that it will enter into this arrangement.

(4) INVESTMENT IN VALIGEN N.V.

      In May 2000, the Company made an equity investment in ValiGen N.V. ("ValiGen"), a private biotechnology company specializing in therapeutic target identification and validation using the tools of genomics and gene expression analysis. The Company purchased 705,882 shares of ValiGen's series A preferred stock and received a five-year warrant to purchase 388,235 shares of ValiGen's common stock at an exercise price of $12.50 per share. The aggregate purchase price was $7,500,000. The Company assigned a value of $594,000 to the warrant based on the Black-Scholes Pricing Model. The ValiGen series A preferred stock contains voting rights identical to holders of ValiGen's common stock. Each share of ValiGen series A preferred stock is convertible into one share of ValiGen common stock. The Company may elect to convert the ValiGen series A preferred stock at any time; provided, that the ValiGen preferred stock will automatically convert into ValiGen common stock upon the closing of an initial public offering of ValiGen's common stock with gross proceeds of not less than $20,000,000. The Company also received certain protective rights and customary registration rights under this arrangement. The Company recorded this original investment in ValiGen using the cost method of accounting. During the second quarter of 2001, the Company purchased 160,000 shares of ValiGen's series B preferred stock for $2,000,000. The terms of the series B preferred stock are substantially the same as the series A preferred stock. The investment in ValiGen represented approximately 7% of ValiGen's outstanding equity at the time of purchase. As of June 30, 2001, the Company had completely written-off its investment in ValiGen based on the modified equity method of accounting. Included in loss on securities and investments are write-downs of the Company's investment in Valigen of $4,375,000 for the nine months ended September 30, 2001. In the spring of 2001, the Company also entered into a no-cost Discovery Agreement with ValiGen to evaluate certain of its technology. After the Company made its investment in Valigen, the Company's former President and Chief Executive Officer became a member of ValiGen's Board of Directors.

(5) NET LOSS PER COMMON SHARE

      Basic and diluted net loss per common share are computed based on the net loss for the relevant period, divided by the weighted average number of common shares outstanding during the period. For purposes of the diluted loss per share calculation, the exercise or conversion of all potential common shares is not included since their effect would be anti-dilutive for all periods presented. For the three and nine months ended September 30, 2002 and 2001, the Company had approximately 17,937,000 and 16,037,000, respectively, potential common shares outstanding which represent new shares which could be issued under convertible debt, stock options and stock warrants.

(6) COMPREHENSIVE INCOME (LOSS)

      The following table reconciles net loss to comprehensive income (loss):

                                                                THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                     SEPTEMBER 30,
                                                           -----------------------------     ------------------------------
                                                               2002             2001              2002             2001
                                                           ------------     ------------     -------------     ------------
Net loss ..............................................    $(41,999,000)    $(41,072,000)    $(115,115,000)    $(71,770,000)
Other comprehensive income (loss):
  Unrealized holding gain (loss) arising during the
   period .............................................        (130,000)       1,473,000           428,000        3,427,000
  Reclassification adjustment for realized gain
   included in net loss ...............................        (264,000)      (1,800,000)       (1,500,000)      (2,707,000)
                                                           ------------     ------------     -------------     ------------
     Total other comprehensive income (loss) ..........        (394,000)        (327,000)       (1,072,000)         720,000
                                                           ------------     ------------     -------------     ------------
Total comprehensive loss ..............................    $(42,393,000)    $(41,399,000)    $(116,187,000)    $(71,050,000)
                                                           ============     ============     =============     ============

(7) COLLABORATIVE AGREEMENTS

(a) MERCK KGAA

      Effective April 1990, the Company entered into a development and commercialization agreement with Merck KGaA with respect to BEC2 and the recombinant gp75 antigen. The agreement has been amended a number of times, most recently in December 1997. The agreement grants Merck KGaA a license, with the right to sublicense, to make, have made, use, sell, or have sold BEC2 and gp75 outside North America. The agreement also grants Merck KGaA a license, without the right to sublicense, to use, sell, or have sold, but not to make BEC2 within North America in conjunction with the Company. Pursuant to the terms of the agreement the Company has retained the rights, (1) without the right to sublicense, to make, have made, use, sell, or have sold BEC2 in North America in conjunction with Merck KGaA and (2) with the right to sublicense, to make, have made, use, sell, or have sold gp75 in North America. In return, the Company has recognized research support payments totaling $4,700,000 and is entitled to no further research support payments under the agreement. Merck KGaA is also required to make payments of up to $22,500,000, of which $4,000,000 has been recognized, through September 30, 2002, based on milestones achieved in the licensed products' development. Merck KGaA is also responsible for worldwide costs of up to DM17,000,000 associated with a multi-site, multinational phase III clinical trial for BEC2 in limited disease small-cell lung carcinoma. This expense level was reached during the fourth quarter of 2000 and all expenses incurred from that point forward are being shared 60% by Merck KGaA and 40% by the Company. Such cost sharing applies to all expenses beyond the DM17,000,000 threshold. The Company has incurred approximately $27,000 and $8,000 in the three months ended September 30, 2002 and 2001, respectively, and approximately $181,000 and $130,000 in the nine months ended September 30, 2002 and 2001, respectively, in reimbursable research and development expenses associated with this agreement. These amounts have been recorded as research and development expenses and also as collaborative agreement revenue in the consolidated statements of operations. Merck KGaA is also required to pay royalties on the eventual sales of BEC2 outside of North America, if any. Revenues from sales, if any, of BEC2 in North America will be distributed in accordance with the terms of a co-promotion agreement to be negotiated by the parties.

      In December 1998, the Company entered into a development and license agreement with Merck KGaA with respect to ERBITUX. In exchange for granting Merck KGaA exclusive rights to market ERBITUX outside of the United States and Canada and co-development rights in Japan, the Company received through September 30, 2002, $30,000,000 in up-front fees and early cash-based milestone payments based on the achievement of defined milestones. In March 2001, the Company satisfied a condition relating to obtaining certain collateral license agreements associated with the ERBITUX development and license agreement with Merck KGaA. The satisfaction of this condition allowed for the recognition of $24,000,000 in previously received milestone payments and initiated revenue recognition of the $4,000,000 up-front payment received in connection with this agreement. An additional $30,000,000 can be received, of which $5,000,000 has been received as of September 30, 2002, assuming the achievement of further milestones for which Merck KGaA will receive equity in the Company. The equity underlying these milestone payments will be priced at varying premiums to the then-market price of the common stock depending upon the timing of the achievement of the respective milestones. If issuing shares of common stock to Merck KGaA would result in Merck KGaA owning greater than 19.9% of our common stock, the milestone shares will be a non-voting preferred stock, or other non-voting stock convertible into the Company's common stock. These convertible securities will not have voting rights. They will be convertible at a price determined in the same manner as the purchase price for shares of the Company's common stock if shares of common stock were to be issued. They will not be convertible into common stock if, as a result of the conversion, Merck KGaA would own greater than 19.9% of the Company's common stock. This 19.9% limitation is in place through December 2002. Merck KGaA will pay the Company a royalty on future sales of ERBITUX outside of the United States and Canada, if any. This agreement may be terminated by

Merck KGaA in various instances, including (1) at its discretion on any date on which a milestone is achieved (in which case no milestone payment will be made), or (2) for a one-year period after first commercial sale of ERBITUX in Merck KGaA's territory, upon Merck KGaA's reasonable determination that the product is economically unfeasible (in which case Merck KGaA is entitled to a return of 50% of the cash-based up front fees and milestone payments then paid to date, but only out of revenues received by ImClone, if any, based upon a royalty rate applied to the gross profit from ERBITUX sales or a percentage of ERBITUX fees and royalties received from a sublicensee on account of the sale of ERBITUX in the United States and Canada). In August 2001, the Company and Merck KGaA amended this agreement to provide, among other things, that Merck KGaA may manufacture ERBITUX for supply in its territory and may utilize a third party to do so. The amendment further released Merck KGaA from its obligations under the agreement relating to providing a guaranty under a $30,000,000 credit facility relating to the build-out of the Company's product launch manufacturing facility. In addition, the amendment provides that the companies have co-exclusive rights to ERBITUX in Japan, including the right to sublicense, and that Merck KGaA has waived its right of first offer in the case of a proposed sublicense by the Company of ERBITUX in the Company's territory. In consideration for the amendment, the Company agreed to a reduction in royalties payable by Merck KGaA on sales of ERBITUX in Merck KGaA's territory.

      In conjunction with Merck KGaA, the Company has expanded the trial of ERBITUX plus radiotherapy in squamous cell carcinoma of the head and neck into Europe, South Africa, Israel, Australia and New Zealand. In order to support these clinical trials, Merck KGaA has agreed to purchase from the Company ERBITUX manufactured by the Company and under the various manufacturing service agreements with Lonza for use in this and other trials and further agreed to reimburse the Company for one-half of the outside contract service costs incurred with respect to this Phase III clinical trial of ERBITUX for the treatment of head and neck cancer in combination with radiation. In September 2002, the Company entered into a binding term sheet, effective as of April 15, 2002, for the supply of ERBITUX to Merck KGaA, which replaces previous supply arrangements. The term sheet provides for Merck KGaA to purchase bulk and finished ERBITUX ordered from the Company during the term of the December 1998 development and license agreement at a price equal to the Company's fully loaded manufacturing costs. The term sheet also provides for Merck KGaA to use reasonable efforts to enter into its own contract manufacturing agreements for supply of ERBITUX by 2004 and obligates Merck KGaA to reimburse the Company for costs associated with transferring technology and any other services requested by Merck KGaA relating to establishing its own manufacturing or contract manufacturing capacity. Amounts due from Merck KGaA related to these arrangements totaled approximately $2,704,000 and $1,503,000 at September 30, 2002 and December 31, 2001, respectively, and are included in amounts due from corporate partners in the consolidated balance sheets. The Company recorded collaborative agreement revenue related to these arrangements in the consolidated statements of operations totaling approximately $1,997,000 and $2,616,000 in the three months ended September 30, 2002, and 2001, respectively and $14,219,000 and $6,206,000 in the nine months ended September 30, 2002, and 2001, respectively. Of these amounts, $1,470,000 and $1,170,000 in the three months ended September 30, 2002, and 2001, and $12,323,000 and $2,593,000 in
the nine months ended September 30, 2002, and 2001, respectively, related to reimbursable costs associated with supplying ERBITUX to Merck KGaA for use in clinical trials. A portion of the ERBITUX sold to Merck KGaA was produced in prior periods and the related manufacturing costs have been expensed in prior periods when the related raw materials were purchased and the associated direct labor and overhead was consumed or, in the case of contract manufacturing, when such services were performed. These costs totaled $704,000 and $1,061,000 for the three months ended September 30, 2002 and 2001, respectively and $7,051,000 and $2,464,000 for the nine months ended September 30, 2002 and 2001, respectively. Reimbursable research and development expenses were incurred and totaled approximately $527,000 and $1,446,000 in the three months ended September 30, 2002 and 2001, respectively, and $1,896,000 and $3,613,000 in the nine months ended September 30, 2002 and 2001, respectively. These amounts have been recorded as research and development expenses and also as collaborative agreement revenue in the consolidated statements of operations.

(b) BRISTOL-MYERS SQUIBB COMPANY

      On September 19, 2001, the Company entered into an acquisition agreement (the "Acquisition Agreement") with BMS and Bristol-Myers Squibb Biologics Company, a Delaware corporation ("BMS Biologics"), which is a wholly-owned subsidiary of BMS, providing for the tender offer by BMS Biologics to purchase up to 14,392,003 shares of the Company's common stock for $70.00 per share, net to the seller in cash. In connection with the Acquisition Agreement, the Company entered into a stockholder agreement with BMS and BMS Biologics, dated as of September 19, 2001 (the "Stockholder Agreement"), pursuant to which all parties agreed to various arrangements regarding the respective rights and obligations of each party with respect to, among other things, the ownership of shares of the Company's common stock by BMS and BMS Biologics. Concurrent with the execution of the Acquisition Agreement and the Stockholder Agreement, the Company entered into a development, promotion, distribution and supply agreement (the "Commercial Agreement") with BMS and its wholly-owned subsidiary E.R. Squibb & Sons, L.L.C. ("E.R. Squibb"), relating to ERBITUX, pursuant to which, among other things, the Company is co-developing and co-promoting ERBITUX in the United States and Canada, and co-developing ERBITUX (together with Merck KGaA) in Japan.

      On October 29, 2001, pursuant to the Acquisition Agreement, BMS Biologics accepted for payment pursuant to the tender offer 14,392,003 shares of the Company's common stock on a pro rata basis from all tendering shareholders and those conditionally exercising stock options.

      On March 5, 2002, the Company amended the Commercial Agreement with E.R. Squibb and BMS. The amendment changed certain economics of the Commercial Agreement and has expanded the clinical and strategic roles of BMS in the ERBITUX development program. One of the principal economic changes to the Commercial Agreement is that the Company received $140,000,000 on March 7, 2002 and an additional payment of $60,000,000 is payable on March 5, 2003. Such payments are in lieu of the $300,000,000 milestone payment the Company would have received under the original terms of the agreement upon acceptance by the FDA of the ERBITUX rolling Biologic License Application submitted for marketing approval to treat irinotecan-refractory colorectal cancer. In addition, the Company agreed, and has in fact, resumed construction of its second commercial manufacturing facility as soon as reasonably practicable after the execution of the amendment.

      In exchange for the rights granted to BMS under the amended Commercial Agreement, the Company can receive up-front and milestone payments totaling $900,000,000 in the aggregate, of which $200,000,000 was received on September 19, 2001, $140,000,000 was received on March 7, 2002, $60,000,000 is payable on
March 5, 2003, $250,000,000 is payable upon receipt of marketing approval from the FDA with respect to an initial indication for ERBITUX and $250,000,000 is payable upon receipt of marketing approval from the FDA with respect to a second indication for ERBITUX. All such payments are non-refundable and non-creditable. Payments received under the amended Commercial Agreement with BMS and E.R. Squibb are being deferred and recognized as revenue based on the percentage of actual product research and development costs incurred to date by both BMS and the Company to the estimated total of such costs to be incurred over the term of the Commercial Agreement. Except for the Company's expenses incurred pursuant to a co-promotion option, E.R. Squibb is also responsible for 100% of the distribution, sales and marketing costs in the United States and Canada, and as between the Company and E.R. Squibb, each party will be responsible for 50% of the distribution, sales, and marketing costs and other related costs and expenses in Japan. The Commercial Agreement provides that E.R. Squibb shall pay the Company a 39% distribution fee on net sales of ERBITUX by E.R. Squibb in the United States and Canada. The Commercial Agreement also provides that the distribution fees for the sale of ERBITUX in Japan by E.R. Squibb or the Company shall be equal to 50% of operating profit or loss with respect to such sales for any calendar month. In the event of an operating profit, E.R. Squibb will pay the Company the amount of such distribution fee, and in the event of an operating loss, the Company will credit E.R. Squibb the amount of such distribution fee. The Commercial Agreement provides that the Company will be responsible for the manufacture and supply of all requirements of ERBITUX in bulk form for clinical and commercial use in the United States, Canada and Japan and that E.R. Squibb will purchase all of its requirements of ERBITUX in bulk form for commercial use from the Company. The Company will supply ERBITUX for clinical use at the Company's fully burdened manufacturing cost, and will supply ERBITUX for commercial use at the Company's fully burdened manufacturing cost plus a mark-up of 10%. In addition to the up-front and milestone payments, the distribution fees for the United States, Canada and Japan and the 10% mark-up on the commercial supply of ERBITUX, E.R. Squibb is also responsible for 100% of the cost of all clinical studies other than those studies undertaken post-launch which are not pursuant to an Investigational New Drug Application ("INDA") (e.g., phase IV studies), the cost of which will be shared equally between E.R. Squibb and the Company. As between E.R. Squibb and the Company, each will be responsible for 50% of the cost of all clinical studies in Japan.

      Unless earlier terminated pursuant to the termination rights discussed below, the Commercial Agreement expires with regard to ERBITUX in each of the United States, Canada and Japan on the later of September 19, 2018 and the date on which the sale of the Product ceases to be covered by a validly issued or pending patent in such country. The Commercial Agreement may also be terminated prior to such expiration as follows:

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

      The Company incurred approximately $2,250,000 during the nine months ended September 30, 2002 in advisor fees associated with the amendment to the Commercial Agreement with BMS and affiliates, and $16,050,000 during the nine months ended September 30, 2001, in advisor fees associated with consummating the acquisition agreement, the stockholder agreement and the commercial agreement with BMS and affiliates, which have been expensed and included as a separate line item in operating expenses in the consolidated statement of operations.

      Amounts due from BMS related to this agreement totaled approximately $14,106,000 and $6,714,000 at September 30, 2002 and December 31, 2001,
respectively, and are included in amounts due from corporate partners in the consolidated balance sheets. The Company recorded collaborative agreement revenue related to this agreement in the consolidated statements of operations totaling approximately $7,248,000 and $15,769,000 in the three and nine months ended September 30, 2002, respectively. Of these amounts, $2,477,000 and $6,286,000 in the three and nine months ended September 30, 2002, respectively, related to reimbursable costs associated with supplying ERBITUX for use in clinical trials associated with this agreement. A portion of the ERBITUX sold to BMS was produced in prior periods and the related manufacturing costs have been expensed in prior periods when the related raw materials were purchased and the associated direct labor and overhead was consumed or, in the case of contract manufacturing, when such services were performed. These costs totaled $462,000 and $4,271,000 for the three and nine months ended September 30, 2002, respectively. Reimbursable research and development and marketing expenses were incurred and totaled approximately $4,771,000 and $9,483,000 in the three and nine months ended September 30, 2002. These amounts have been recorded as research and development and marketing, general and administrative expenses and also as collaborative agreement revenue in the consolidated statements of operations.

      In June 2002, the Company and BMS agreed that certain ERBITUX clinical trial costs would in fact be borne by the Company. This resulted in the issuance of credit memos to BMS during the nine months ended September 30, 2002 totaling approximately $2,949,000, which ultimately reduced collaborative agreement revenue and license fee revenue in the nine months ended September 30, 2002.

      License fees and milestone revenues consist of the following:

                                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                SEPTEMBER 30,
                                                              ------------------------    --------------------------
                                                                 2002          2001           2002           2001
                                                              ----------    ----------    -----------    -----------
BMS ERBITUX license fee revenue ..........................    $4,841,000    $  387,000    $12,907,000    $   387,000
Merck KGaA ERBITUX milestone revenue .....................            --     1,760,000             --     27,760,000
Merck KGaA BEC2 milestone revenue ........................            --            --             --      1,000,000
Merck KGaA ERBITUX and BEC2 license fee revenue ..........        97,000        97,000        289,000        289,000
Other ....................................................        58,000            --         58,000         40,000
                                                              ----------    ----------    -----------    -----------
    Total license fees and milestone revenues ............    $4,996,000    $2,244,000    $13,254,000    $29,476,000
                                                              ==========    ==========    ===========    ===========

      Collaborative agreement revenue (see note 1) from corporate partners consists of the following:

                                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                SEPTEMBER 30,
                                                              ------------------------    --------------------------
                                                                 2002          2001           2002           2001
                                                              ----------    ----------    -----------    -----------
BMS, reimbursable ERBITUX research and development
  expenses ...............................................    $7,152,000    $       --    $14,844,000    $        --
BMS, reimbursable ERBITUX marketing expenses .............        96,000            --        925,000             --
Merck KGaA, reimbursable ERBITUX research and
  development expenses ...................................       527,000     1,446,000      1,896,000      3,613,000
Merck KGaA, reimbursable ERBITUX product costs for use
  in clinical trials .....................................     1,470,000     1,170,000     12,323,000      2,593,000
Merck KGaA, reimbursable administrative expenses .........       144,000       194,000        417,000        377,000
Merck KGaA, reimbursable BEC2 research and
  development expenses ...................................        27,000         8,000        181,000        130,000
                                                              ----------    ----------    -----------    -----------
    Total collaborative agreement revenue ................    $9,416,000    $2,818,000    $30,586,000    $ 6,713,000
                                                              ==========    ==========    ===========    ===========

      Amounts due from corporate partners consist of the following:

                                                                                              SEPTEMBER 30,           DECEMBER 31,
                                                                                                   2002                   2001
                                                                                              -------------          -------------
Due from BMS, ERBITUX research and development and marketing expenses ...................     $  14,106,000          $   6,714,000
Due from Merck KGaA, ERBITUX research and development and administrative expenses .......         1,233,000                666,000
Due from Merck KGaA, reimbursement of ERBITUX manufacturing costs for use in clinical
  trials ................................................................................         1,471,000                837,000
Due from Merck KGaA, BEC2 research and development expenses .............................            60,000                 13,000
                                                                                              -------------          -------------
    Total amounts due from corporate partners ...........................................     $  16,870,000          $   8,230,000
                                                                                              =============          =============

      Deferred revenue consists of the following:

                                                                                              SEPTEMBER 30,           DECEMBER 31,
                                                                                                   2002                   2001
                                                                                              -------------          -------------
BMS, ERBITUX Commercial Agreement .......................................................     $ 324,539,000          $ 197,447,000
Merck KGaA, ERBITUX development and license agreement ...................................         3,611,000              3,778,000
Merck KGaA, BEC2 development and commercialization agreement ............................         2,150,000              2,271,000
                                                                                              -------------          -------------
                                                                                                330,300,000            203,496,000
Less: current portion ...................................................................       (37,494,000)           (20,683,000)
                                                                                              -------------          -------------
                                                                                              $ 292,806,000          $ 182,813,000
                                                                                              =============          =============

(8) CONTINGENCIES

      Beginning in January 2002, a number of complaints asserting claims under the federal securities laws against the Company and certain of its directors and officers were filed in the U.S. District Court for the Southern District of New York. Those actions were consolidated under the caption Irvine v. ImClone Systems Incorporated et al., No. 02 Civ. 0109 (RO), and on September 16, 2002, a consolidated amended complaint was filed in that consolidated action, which plaintiffs corrected in limited respects on October 22, 2002. The corrected consolidated amended complaint names as defendants the Company, its former chief executive officer Dr. Samuel D. Waksal, its current chief executive officer Dr. Harlan W. Waksal, the chairman of its board of directors Robert Goldhammer, current or former directors Richard Barth, David Kies, Paul Kopperl, John Mendelsohn and William Miller, the Company's former general counsel John Landes, and its vice president for marketing and sales, Ronald Martell. The complaint asserts claims for securities fraud under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 ("the Exchange Act") and SEC Rule 10b-5, on behalf of a purported class of persons who purchased the Company's publicly traded securities between March 27, 2001 and January 25, 2002. The complaint also asserts claims against Dr. Samuel D. Waksal under section 20A of the Exchange Act on behalf of a separate purported sub-class of purchasers of the Company's securities between December 27, 2001 and December 28, 2001. The complaint generally alleges that various public statements made by or on behalf of the Company or the other defendants during 2001 and early 2002 regarding the prospects for FDA approval of ERBITUX were false or misleading when made, that the individual defendants were allegedly aware of material non-public information regarding the actual prospects for ERBITUX at the time that they engaged in transactions in the Company's common stock and that members of the purported stockholder class suffered damages when the market price of the Company's common stock declined following disclosure of the information that allegedly had not been previously disclosed. The complaint seeks to proceed on behalf of the alleged class described above, seeks monetary damages in an unspecified amount and seeks recovery of plaintiffs' costs and attorneys' fees. Under the existing schedule in that action, defendants' response to the consolidated amended complaint is due in late November 2002.

      Separately, on September 17, 2002 an individual purchaser of the Company's common stock filed an action on his own behalf asserting claims against the Company, Dr. Samuel D. Waksal and Dr. Harlan W. Waksal under sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5. That action is styled Flynn v. ImClone Systems Incorporated, et al., No. 02 Civ. 7499. Plaintiff alleges that he purchased shares on various dates in late 2001, that various public statements made by the Company or the other defendants during 2001 regarding the prospects for FDA approval of ERBITUX were false or misleading when made and that plaintiff relied on such allegedly false and misleading information in making his purchases. Plaintiff seeks compensatory damages of not less than $180,000 and punitive damages of $5 million, together with interest, costs and attorneys' fees. Defendants' response to the complaint is due in late November 2002.

      Beginning on January 13, 2002 and continuing thereafter, nine separate purported shareholder derivative actions have been filed against the members of the Board of Directors and the Company, as nominal defendant, advancing claims based on allegations similar to the allegations in the federal securities class action complaints. Four of these derivative cases were filed in the Delaware Court of Chancery and have been consolidated in that court under the caption In re ImClone Systems Incorporated Derivative Litigation, Cons. C.A. No. 19341-NC. In addition, two purported derivative actions have been filed in the U.S. District Court for the Southern District of New York, styled Lefanto v. Waksal, et al., No. 02 Civ. 0163 (LLS), and Forbes v. Barth, et al., No. 02 Civ. 1400
(RO), and three purported derivative actions have been filed in New York State Supreme Court in Manhattan, styled Boghosian v. Barth, et al., Index No. 100759/02, Johnson v. Barth, et al., Index No. 601304/02 and Henshall v. Bodnar, et al., Index No. 603121/02. All of these actions assert claims, purportedly on behalf of the Company, for breach of fiduciary duty by certain members of the Board of Directors based on the allegation, among others, that certain directors engaged in transactions in our common stock while in possession of material, non-public information concerning the regulatory and marketing prospects for ERBITUX or improperly disclosed such information to others. Another complaint, purportedly asserting direct claims on behalf of a class of the Company's shareholders but in fact asserting derivative claims that are similar to those asserted in these nine cases, was filed in the U.S. District Court for the Southern District of New York on February 13, 2002, styled Dunlap v. Waksal, et al., No. 02 Civ. 1154 (RO). The Dunlap complaint asserts claims against the Board of Directors for breach of fiduciary duty purportedly on behalf of all persons who purchased shares of the Company's common stock prior to June 28, 2001 and then held those shares through December 6, 2001. It alleges that the members of the purported class suffered damages as a result of holding their shares based on allegedly false information about the financial prospects of the Company that was disseminated during this period.

      The Company intends to vigorously defend itself against the claims asserted in these actions, which are in their earliest stages. The Company is unable to predict the outcome of these actions at this time. Because the Company does not believe a loss is probable, no legal reserve has been established.

      As previously reported, the Company has received subpoenas and requests for information in connection with investigations by the Securities and Exchange Commission, the Subcommittee on Oversight and Investigations of the U.S. House of Representatives Committee on Energy and Commerce, and the U.S. Department of Justice relating to the circumstances surrounding the disclosure of the FDA letter dated December 28, 2001 and trading in our securities by certain Company insiders in 2001. The Company has also received subpoenas and requests for information pertaining to document retention issues in 2001 and 2002 and to certain communications regarding ERBITUX in 2000. The Company is cooperating in connection with all of these inquiries and intends to continue to do so.

      On June 19, 2002, the Company received a written "Wells Notice" from the staff of the Securities and Exchange Commission, ("the Commission") indicating that the Staff of the Commission is considering recommending that the Commission bring an action against the Company relating to its disclosures immediately following the receipt of a Refusal-to-File letter from the FDA on December 28, 2001 for its biologics license application for ERBITUX. We filed a "Wells submission" on July 12, 2002 in response to the staff's Wells Notice. The Company has also received permission from the Commission to file a supplemental Wells submission, and the Company anticipates that it will make this submission by the end of this year.

      On August 7, 2002, a federal grand jury in the Southern District of New York returned an indictment charging Dr. Samuel D. Waksal with, inter alia, securities fraud and conspiracy to commit securities fraud. On October 15, 2002, Dr. Samuel D. Waksal entered a plea of guilty to several counts in that indictment, including that on December 27, 2001 he directed a family member to sell shares of the Company's common stock and attempted to sell shares that he owned in advance of an expected announcement that the FDA had issued a "refusal to file" letter with respect to the Company's application for approval of ERBITUX. The Company received such a "refusal to file" letter from the FDA on December 28, 2001 and announced its receipt of that letter following the close of trading.

      On August 14, 2002, after the federal grand jury indictment of Dr. Samuel
D. Waksal had been issued but before Dr. Samuel D. Waksal's guilty plea to certain counts of that indictment, the Company filed an action in New York State Supreme Court seeking recovery of certain compensation, including advancement of certain defense costs, that the Company had paid to or on behalf of Dr. Samuel
D. Waksal. That action, styled ImClone Systems Incorporated v. Samuel D. Waksal, Index No. 02/602996, is in its earliest stages.

      The Company has incurred legal fees associated with these matters totaling approximately $9,249,000 during the nine months ended September 30, 2002. In addition, the Company has estimated and recorded a receivable totaling $2,593,000 for a portion of the above mentioned legal fees that the Company believes are recoverable from its insurance carriers. This receivable is included in Other current assets in the consolidated balance sheet at September 30, 2002. In November 2002, the

Company received a letter from counsel for its primary insurance carrier asserting that Dr. Samuel D. Waksal's guilty plea gives rise to an exclusion from insurance coverage for the Company. The Company intends to contest this assertion.

(9) CERTAIN RELATED PARTY TRANSACTIONS

      In September 2001 and February 2002, the Company entered into employment agreements with six senior executive officers, including, in September 2001, the then President and Chief Executive Officer and the then Chief Operating Officer. The then President and Chief Executive Officer resigned in May 2002 and the then Chief Operating Officer was appointed to President and Chief Executive Officer. The September agreements each have three-year terms and the February agreement has a one-year term. The February 2002 agreement was amended in April 2002. The term of employment for the present CEO will be automatically extended for one additional day each day during the term of employment unless either the Company or the Executive otherwise gives notice. The employment agreements provide for stated base salaries, minimum bonuses and benefits aggregating $3,765,000 annually. In October 2002, the Company accepted the resignation of an executive officer who held one of the aforementioned employment agreements. The Company and the officer executed a separation agreement whereby the officer will receive his stated base salary from the date of termination through October 2003 and certain benefits including healthcare and life insurance coverage through December 2002.

      In August 2002 and September 2002, the Company entered into one-year agreements with two executive officers. The employment agreements provide for a stated base salary aggregating $390,000.

      Certain transactions engaged in by the Company's former President and Chief Executive Officer, Dr. Samuel D. Waksal, in securities of the Company were deemed to have resulted in "short-swing profits" under Section 16 of the Securities Exchange Act of 1934 (the "Exchange Act"). In accordance with Section 16(b) of the Exchange Act, Dr. Samuel D. Waksal has paid the Company an aggregate amount of approximately $486,000, in March 2002, and an additional amount of approximately $79,000 in July 2002, as disgorgement of "short-swing profits" he was deemed to have realized. The amounts received were recorded as an increase to additional paid-in capital.

(10) STOCKHOLDER RIGHTS PLAN

      On February 15, 2002, the Company's Board of Directors approved a Stockholder Rights Plan and declared a dividend of one right for each share of its common stock outstanding at the close of business on February 19, 2002. In connection with the Board of Directors' approval of the Stockholder Rights Plan, Series B Participating Cumulative Preferred Stock was created. Under certain conditions, each right entitles the holder to purchase from the Company one-hundredth of a share of series B Participating Cumulative Preferred Stock at an initial purchase price of $175 per share. The Stockholder Rights Plan is designed to enhance the Board's ability to protect stockholders against, among other things, unsolicited attempts to acquire control of the Company that do not offer an adequate price to all of the Company's stockholders or are otherwise not in the best interests of the Company and its stockholders.

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

(11) SEPARATION AGREEMENT

      On May 22, 2002, the Company accepted the resignation of its President and Chief Executive Officer, Dr. Samuel D. Waksal. In connection with the resignation, on May 24, 2002 the Company and Dr. Samuel D. Waksal executed a separation agreement whereby Dr. Samuel D. Waksal received a lump sum payment totaling $7,000,000 and was entitled to receive for defined periods of time the continuation of certain benefits including health care and life insurance coverage with an estimated cost of $283,000. The related expense of $7,283,000 is included in Marketing, general and administrative expenses in the consolidated statement of operations for the nine months ended September 30, 2002. In addition, 1,250,000 stock option awards granted to Dr. Samuel D. Waksal on September 19, 2001 which were exercisable at a per share exercise price of $50.01 and constituted all outstanding stock option awards held by Dr. Samuel D. Waksal, were deemed amended such that the unvested portion vested immediately as of the date of termination. The amended stock option awards can be exercised at any time until the end of the term of such awards. No compensation expense was recorded because the fair market value of the Company's common stock was below the $50.01 exercise price on the date the option award was amended. On August 7, 2002, a federal grand jury indicted Dr. Samuel D. Waksal. The Company has learned that Dr. Samuel D. Waksal, in contravention of Company policy, directed the destruction of certain of his personal records that were, or could be perceived to be relevant to the pending government investigations. Accordingly, on August 14, 2002, the Company filed an action against Dr. Samuel D. Waksal in New York State Supreme Court seeking repayment of amounts paid to him by the Company pursuant to the separation agreement, cancellation or recovery of other benefits provided under that agreement (including cancellation of all stock options that vested as a result of the agreement), disgorgement of amounts previously advanced by the Company on behalf of Dr. Samuel D. Waksal for his legal fees and expenses, and repayment of certain amounts paid under Dr. Samuel D. Waksal's previous employment agreement. The action, styled ImClone Systems Incorporated v. Samuel D. Waksal, Index No. 02/602996, is in its earliest stages.

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

      Payments received under the development, promotion, distribution and supply agreement (the "Commercial Agreement") dated September 19, 2001 and as amended on March 5, 2002 with Bristol-Myers Squibb Company ("BMS") and E.R. Squibb & Sons, L.L.C., a Delaware limited liability company and a wholly-owned subsidiary of BMS ("E.R. Squibb"), relating to ERBITUX, are being deferred and recognized as revenue based upon the actual product research and development costs incurred to date by BMS, E.R. Squibb and ImClone Systems as a percentage of the estimated total of such costs to be incurred over the term of the agreement. Of the $340,000,000 in upfront payments we received from BMS through September 30, 2002, approximately $12,907,000 was recognized as revenue during the nine months ended September 30, 2002 and $15,461,000 from the commencement of the Commercial Agreement through September 30, 2002.

      The methodology used to recognize deferred revenue involves a number of estimates and judgments, such as the estimate of total product research and development costs to be incurred under the Commercial Agreement. Changes in these estimates and judgments can have a significant effect on the size and timing of revenue recognition.

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

     Litigation - We are currently involved in certain legal proceedings as discussed in "Contingencies" Note 8 to the financial statements. In accordance with Statement of Financial Accounting Standards No. 5, no legal reserve has been established in our financial statements for these legal proceedings because the Company does not believe that a loss is probable. However, if in a future period, events in any such legal proceedings render it probable that a loss will be incurred and if such loss is reasonably estimable at that time, the possibility exists for a material adverse impact on the operating results of that period.

      Long-Lived Assets - We review long-lived assets for impairment when events or changes in business conditions indicate that their full carrying value may not be recovered. Assets are considered to be impaired and written down to fair value if expected associated undiscounted cash flows are less than carrying amounts. Fair value is generally determined as the present value of the expected associated cash flows. We recently built a product launch manufacturing facility and are building a second commercial manufacturing facility and a material logistics and warehousing facility, which are summarized in Note 2 to the financial statements. The product launch manufacturing facility is dedicated to the clinical and commercial production of ERBITUX and the second commercial manufacturing facility will be a multi-use production facility. ERBITUX is currently being produced for clinical trials and potential commercialization. The material logistics and warehousing facility will be a storage location for ERBITUX. We believe that ERBITUX will ultimately be approved for commercialization. As such, we believe that the full carrying value of both the product launch manufacturing facility and the second commercial manufacturing facility and the material logistics and warehouse facility will be recovered. Changes in business conditions in the future could change our judgments about the carrying value of these facilities, which could result in the recognition of material impairment losses.

      Manufacturing Contracts - As summarized under "Contract Manufacturing Services," Note 3 to the financial statements, we have entered into certain development and manufacturing services agreements with Lonza Biologics plc ("Lonza") for the clinical and commercial production of ERBITUX. We have commitments from Lonza to manufacture ERBITUX at the 5,000 liter scale through December 2003. On September 30, 2002, the estimated remaining future commitments under the amended commercial manufacturing services agreement with Lonza were $26,283,000 in 2002 and $20,350,000 in 2003. If ERBITUX were not to receive regulatory approval it is possible that a liability would need to be recognized for any remaining commitments to Lonza.

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

                              RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001.

REVENUES

      Revenues for the nine months ended September 30, 2002 and 2001 were $45,150,000 and $37,619,000, respectively, an increase of $7,531,000, or 20% in
2002. Revenues for the nine months ended September 30, 2002 primarily included $12,907,000 in license fee revenue and $15,769,000 in collaborative agreement revenue from our amended ERBITUX Commercial Agreement with BMS and its wholly-owned subsidiary, E.R. Squibb. The Collaborative Agreement revenue represents certain research and development and marketing expenses that have been incurred by us and are reimbursable by BMS as provided for in the amended Commercial Agreement. License fee revenue from payments under this agreement (of which $140,000,000 was received in 2002 and $200,000,000 was received in 2001) are being recognized as revenue over the product research and development life of ERBITUX. An additional $60,000,000 is payable on March 5, 2003, $250,000,000 is payable upon receipt of marketing approval from the FDA with respect to an initial indication for ERBITUX and $250,000,000 is payable upon receipt of marketing approval from the FDA with respect to a second indication for ERBITUX. All such payments are non-refundable and non-creditable. We also recognized $14,636,000 in collaborative agreement revenue from our ERBITUX development and license agreement with Merck KGaA. In addition, we recognized $167,000 of the $4,000,000 up-front payment received upon entering into this agreement with Merck KGaA. This revenue is being recognized ratably over the anticipated life of the agreement. Revenues for the nine months ended September 30, 2002 also included $1,308,000 in royalty revenue from our strategic corporate alliance with Abbott Laboratories ("Abbott") in diagnostics and $122,000 in license fee revenue and $181,000 in collaborative agreement revenue from our strategic corporate alliance with Merck KGaA for our principal cancer vaccine product candidate, BEC2. Revenues for the nine months ended September 30, 2001 primarily included $27,760,000 in milestone revenue and $6,583,000 in collaborative agreement revenue from our ERBITUX development and license agreement with Merck KGaA. These milestone payments were received in prior periods and were originally recorded as fees potentially refundable to corporate partner because they were refundable in the event a condition relating to obtaining certain collateral license agreements was not satisfied. This condition was satisfied in March 2001. In addition, we recognized $167,000 of the $4,000,000 up-front payment received upon entering into this agreement. This revenue is being recognized ratably over the anticipated life of the agreement. Revenues for the nine months ended September 30, 2001 also included $1,428,000 in royalty revenue from our strategic corporate alliance with Abbott in diagnostics and $1,000,000 in milestone revenues, $122,000 in license fee revenues and $130,000 of collaborative agreement revenue from our strategic corporate alliance with Merck KGaA for BEC2. Finally, revenues for the nine months ended September 30, 2001 also included $387,000 in license fee revenue from our ERBITUX Commercial Agreement with BMS and its wholly-owned subsidiary, E.R. Squibb.

OPERATING EXPENSES:

      Total operating expenses for the nine months ended September 30, 2002 and 2001 were $158,642,000 and $107,750,000, respectively, an increase of $50,892,000, or 47% in 2002. Operating expenses in the nine months ended September 30, 2002 included $2,250,000 in advisor fees associated with completing the amended Commercial Agreement with BMS and E.R. Squibb, operating expenses in the nine months ended September 30, 2001 included $16,050,000, in advisor fees associated with consummating the acquisition agreement, the stockholder agreement and the commercial agreement (the "BMS agreements") with BMS and affiliates.

OPERATING EXPENSES: RESEARCH AND DEVELOPMENT

      Research and development expenses for the nine months ended September 30, 2002 and 2001 were $119,449,000 and $76,150,000, respectively, an increase of $43,299,000 or 57% in 2002. Research and development expenses for the nine months ended September 30, 2002 and 2001 as a percentage of total operating expenses, excluding the advisor fees associated with the amended Commercial Agreement and the original BMS agreements, in the nine months ended September 30, 2002 and 2001, were 76% and 83%, respectively. Research and development expenses include costs associated with our in-house and collaborative research programs, product and process development expenses, costs to manufacture our product candidates, particularly ERBITUX, prior to any approval that we may obtain of a product candidate for commercial sale or obligations of our corporate partners to acquire product from us, quality assurance and quality control costs, and costs to conduct our clinical trials and associated regulatory activities. Research and development expenses include costs that are reimbursable by our corporate partners. The increase in research and development expenses for the nine months ended September 30, 2002 was primarily attributable to (1) the costs associated with full scale production at our product launch manufacturing facility, (2) costs related to the manufacturing services agreements with Lonza, (3) expenditures in the functional areas of product development and pilot plant manufacturing associated with our other monoclonal antibodies and (4) increased expenditures associated with discovery research. We expect research and development costs to increase in future periods as we continue to manufacture ERBITUX prior to any approval of the product that we may obtain for commercial use or until we receive committed purchase obligations from our corporate partners. In the event of such approval or committed purchase obligations from our corporate partners, the subsequent costs associated with manufacturing ERBITUX for supply to corporate partners for commercial use will be included in inventory and expensed as cost of goods sold when sold. We expect research and development costs associated with discovery research and product development also to continue to increase in future periods.

OPERATING EXPENSES: MARKETING, GENERAL AND ADMINISTRATIVE

      Marketing, general and administrative expenses include marketing and administrative personnel costs, including related occupancy costs, additional costs to develop internal marketing and sales capabilities, costs to pursue arrangements with strategic corporate partners and technology licensors, and expenses associated with applying for patent protection for our technology and products. Marketing, general and administrative expenses also include amounts reimbursable from our corporate partners. Marketing, general and administrative expenses for the nine months ended September 30, 2002 and 2001 were $36,943,000 and $15,550,000, respectively, an increase of $21,393,000, or 138% in 2002. The increase in marketing, general and administrative expenses primarily reflected
(1) the separation compensation and other post-employment benefits associated with the resignation of our former President and Chief Executive Officer, (2) legal expenses associated with the pending class action lawsuits, shareholder derivative lawsuits and investigations by the SEC, the Subcommittee on Oversight and Investigation of the U.S. House of Representatives Committee on Energy and Commerce and the U.S. Department of Justice, (3) expenses associated with higher public relations costs due to the factors noted in (2) above, (4) expenses associated with higher insurance premiums with the respect to director and officer liability insurance, (5) the write-off of an expired negotiating right with Lonza and (6) expenses associated with general corporate activities. Other than the legal expenses and public relations expenses components discussed in
(2) and (3) above and related costs, whose level in the future is uncertain because it depends upon the manner in which these investigations and proceedings progress, we expect marketing, general and administrative expenses to increase in future periods to support our continued commercialization efforts for ERBITUX.

INTEREST INCOME, INTEREST EXPENSE AND OTHER (INCOME) EXPENSE

      Interest income was $7,427,000 for the nine months ended September 30, 2002 compared with $11,071,000 for the nine months ended September 30, 2001, a decrease of $3,644,000, or 33% in 2002. The decrease was primarily attributable to a decrease in interest rates associated with our portfolio of debt securities. Interest expense was $10,000,000 and $10,042,000 for the nine months ended September 30, 2002 and 2001, respectively, a decrease of $42,000 in 2002. Interest expense was offset by the capitalization of interest costs of $1,441,000, during the construction period of our second commercial manufacturing facility, our administration facility and our material logistics facility in Somerville, New Jersey, and our chemistry facility in Brooklyn, New York, in the nine months ended September 30, 2002, and $1,398,000 during the construction period of our product launch manufacturing facility and our second commercial manufacturing facility in the nine months ended September 30, 2001. Interest expense for both periods included
(1) interest on the 5-1/2% convertible subordinated notes due March 1, 2005
(the "Convertible Subordinated Notes") issued in February 2000, (2) interest on an outstanding Industrial Development Revenue Bond issued in 1990 (the "1990 IDA Bond") with a principal amount of $2,200,000 and (3) interest recorded on various capital lease obligations under a 1996 financing agreement and a 1998 financing agreement with Finova Technology Finance, Inc. ("Finova"). We recorded gains on securities and investments of $1,500,000 and losses of $2,668,000 for the nine months ended September 30, 2002 and 2001, respectively. The losses on securities and investments for the nine months ended September 30, 2001 included $4,375,000 in write-downs of our investment in ValiGen N.V. and a $1,000,000 write-off of our convertible promissory note from A.C.T. Group, Inc.

INCOME TAXES

      Income taxes of $550,000 for the nine months ended September 30, 2002 and are the result of various tax law changes in the State of New Jersey, one of which is the establishment of the Alternative Minimum Assessment tax ("AMA") to which we are subject.

NET LOSSES

      We had a net loss of $115,115,000 or $1.57 per share for the nine months ended September 30, 2002, compared with a net loss of $71,770,000 or $1.05 per share for the nine months ended September 30, 2001. The increase in the net losses and per share net loss to common stockholders was due to the factors noted above.

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001.

REVENUES

      Revenues for the three months ended September 30, 2002 and 2001 were $15,034,000 and $5,729,000, respectively, an increase of $9,305,000, or 162% in
2002. Revenues for the three months ended September 30, 2002 primarily included $4,841,000 in license fee revenue and $7,248,000 in collaborative agreement revenue from our amended Commercial Agreement with BMS and its wholly-owned subsidiary, E.R. Squibb. The Collaborative Agreement revenue represents certain research and development and marketing expenses that have been incurred by us and are reimbursable by BMS as provided for in the amended Commercial Agreement. License fee revenue from payments under the Commercial Agreement (of which $140,000,000 was received in 2002 and $200,000,000 was received in 2001) are being recognized over the product research and development life of ERBITUX. We also recognized $2,141,000 in collaborative agreement revenue from our ERBITUX development and license agreement with Merck KGaA. In addition, we recognized $56,000 of the $4,000,000 up-front payment received upon entering into the ERBITUX development and license agreement with Merck KGaA. This revenue is being recognized ratably over the anticipated life of the agreement. Revenues for the three months ended September 30, 2002 also included $620,000 in royalty revenue from our strategic corporate alliance with Abbott in diagnostics and $41,000 in license fee revenue and $27,000 in collaborative agreement revenue from our strategic corporate alliance with Merck KGaA for BEC2. Revenues for the three months ended September 30, 2001 primarily included $1,760,000 in milestone revenue and $2,810,000 in collaborative agreement revenue from our ERBITUX development and license agreement with Merck KGaA. In addition, we recognized $56,000 of the $4,000,000 up-front payment received upon entering into this agreement. This revenue is being recognized ratably over the anticipated life of the agreement. Revenues for the three months ended September 30, 2001 also included $667,000 in royalty revenue from our strategic corporate alliance with Abbott in diagnostics and $41,000 in license fee revenues from our strategic corporate alliance with Merck KGaA for BEC2. Finally, revenues for the three months ended September 30, 2001 also included $387,000 in license fee revenue from our ERBITUX Commercial Agreement with BMS and its wholly-owned subsidiary, E.R. Squibb.

OPERATING EXPENSES:

      Total operating expenses for the three months ended September 30, 2002 and 2001 were $55,845,000 and $48,313,000, respectively, an increase of $7,532,000, or 16% in 2002. Operating expenses for the three months ended September 30, 2001 included $16,050,000 in advisor fees associated with consummating the BMS agreements with BMS and its affiliates.

OPERATING EXPENSES: RESEARCH AND DEVELOPMENT

      Research and development expenses for the three months ended September 30, 2002 and 2001 were $43,504,000 and $26,664,000, respectively, an increase of $16,840,000 or 63% in 2002. Research and development expenses for the three months ended September 30, 2002 and 2001 as a percentage of total operating expenses, excluding the advisor fees associated with the BMS agreements, in the three months ended September 30, 2001, were 78% and 83%, respectively. Research and development expenses include costs associated with our in-house and collaborative research programs, product and process development expenses, costs to manufacture our product candidates, particularly ERBITUX, prior to any approval that we may obtain of a product candidate for commercial sale or obligations of our corporate partners to acquire product from us, quality assurance and quality control costs, and costs to conduct our clinical trials and associated regulatory activities. Research and development expenses include costs that are reimbursable by our corporate partners. The increase in research and development expenses for the three months ended September 30, 2002 was primarily attributable to (1) the costs associated with full scale production at our product launch manufacturing facility, (2) costs related to the manufacturing services agreements with Lonza, (3) expenditures in the functional areas of product development and pilot plant manufacturing associated with other monoclonal antibodies and (4) increased expenditures associated with discovery research. We expect research and development costs to increase in future periods as we continue to manufacture ERBITUX prior to any approval of the product that we may obtain for commercial use or until we receive committed purchase obligations from our corporate partners. In the event of such approval or committed purchase obligations from our corporate partners, the subsequent costs associated with manufacturing ERBITUX for supply to corporate partners for commercial use will be included in inventory and expensed as cost of goods sold when sold. We expect research and development costs associated with discovery research and product development also to continue to increase in future periods.

OPERATING EXPENSES: MARKETING, GENERAL AND ADMINISTRATIVE

      Marketing, general and administrative expenses include marketing and administrative personnel costs, including related occupancy costs, additional costs to develop internal marketing and sales capabilities, costs to pursue arrangements with strategic corporate partners and technology licensors, and expenses associated with applying for patent protection for our technology and products. Marketing, general and administrative expenses also include amounts reimbursable from our corporate partners. Marketing, general and administrative expenses for the three months ended September 30, 2002 and 2001 were $12,341,000 and $5,599,000, respectively, an increase of $6,742,000, or 120% in 2002. The increase in marketing, general and administrative expenses primarily reflected
(1) legal expenses associated with the pending class action lawsuits, shareholder derivative lawsuits and investigations by the SEC, the Subcommittee on Oversight and Investigation of the U.S. House of Representatives Committee on Energy and Commerce and the U.S. Department of Justice, (2) expenses associated with higher public relations costs due to the factors noted in (1) above, (3) expenses associated with higher insurance premiums with respect to director and officer liability insurance, (4) the write-off of an expired negotiating right with Lonza and (5) expenses associated with general corporate activities. Other than the legal expenses and public relations expenses component discussed in (1) and (2) above and related costs, whose level in the future is uncertain because it depends upon the manner in which these investigations and proceedings progress, we expect marketing, general and administrative expenses to increase in future periods to support our continued commercialization efforts for ERBITUX.

INTEREST INCOME, INTEREST EXPENSE AND OTHER (INCOME) EXPENSE

      Interest income was $2,259,000 for the three months ended September 30, 2002 compared with $3,244,000 for the three months ended September 30, 2001, a decrease of $985,000, or 30% in 2002. The decrease was primarily attributable to a decrease in interest rates associated with our portfolio of debt securities. Interest expense was $3,161,000 and $3,532,000 for the three months ended September 30, 2002 and 2001, respectively, a decrease of $371,000 or 11% in 2002. Interest expense was offset by the capitalization of interest costs of $660,000 during the construction period of our second commercial manufacturing facility, our administration facility and our material logistics facility in Somerville, New Jersey, and our chemistry facility in Brooklyn, New York, in the three months ended September 30, 2002, and $278,000 during the construction period of our second commercial facility in the three months ended September 30, 2001. Interest expense for both periods included (1) interest on the Convertible Subordinated Notes issued in February 2000, (2) interest on an outstanding 1990 IDA Bond with a principal amount of $2,200,000 and (3) interest recorded on various capital lease obligations under a 1998 financing agreement with Finova. We recorded gains on securities and investments of $264,000 and $1,800,000 for the three months ended September 30, 2002 and 2001, respectively.

INCOME TAXES

      Income taxes of $550,000 for the three months ended September 30, 2002 and are the result of various tax law changes in the State of New Jersey, one of which is the establishment of the AMA to which we are subject.

NET LOSSES

      We had a net loss of $41,999,000 or $0.57 per share for the three months ended September 30, 2002, compared with a net loss of $41,072,000 or $0.57 per share for the three months ended September 30, 2001. The decrease in the net losses and per share net loss to common stockholders was due to the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2002, our principal sources of liquidity consisted of cash and cash equivalents and securities available for sale of approximately $293,000,000. From our inception on April 26, 1984 through September 30, 2002, we have financed our operations primarily through the following means:

      - Public and private sales of equity securities and convertible notes in financing transactions have raised approximately $492,652,000 in net proceeds

      - We have earned approximately $124,565,000 from license fees, contract research and development fees, reimbursements from our corporate partners and royalties from collaborative partners. Additionally, we have approximately $330,300,000 in deferred revenue related to up-front payments received from our amended Commercial Agreement for ERBITUX with BMS, our ERBITUX development and license agreement with Merck KGaA and our BEC2 development and commercialization agreement with Merck KGaA. These amounts are being recognized as revenue over the expected lives of the respective agreements

      -     We have earned approximately $54,541,000 in interest income

      - The sale of the IDA Bonds in each of 1985, 1986 and 1990 raised an aggregate of $6,300,000, the proceeds of which have been used for the acquisition, construction and installation of our research and development facility in New York City, and of which $2,200,000 is outstanding and due May 2004

      We may, from time to time, consider a number of strategic alternatives designed to increase shareholder value, which could include joint ventures, acquisitions and other forms of alliances, as well as the sale of all or part of the Company.

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

      In February 2000, we completed a private placement of $240,000,000 in 5 -1/2% convertible subordinated notes due March 1, 2005. We received net proceeds of approximately $231,500,000, after deducting expenses associated with the offering. Accrued interest on the notes was approximately $1,100,000 at September 30, 2002. A holder may convert all or a portion of a note into common stock at any time on or before March 1, 2005 at a conversion price of $55.09 per share, subject to adjustment under certain circumstances. We may redeem some or all of the notes prior to March 6, 2003 if specified common stock price thresholds are met. On or after March 6, 2003, we may redeem some or all of the notes at specified redemption prices.

      In December 1999, we entered into a development and manufacturing services agreement with Lonza. This agreement was amended in April 2001 to include additional services. Under the agreement, Lonza is responsible for process development and scale-up to manufacture ERBITUX in bulk form under cGMP. These steps were taken to assure that the manufacturing process would produce bulk material that conforms with our reference material and to support in part, our regulatory filing with the FDA. We incurred approximately $7,068,000 for services provided under this agreement through September 30, 2002. Lonza has completed its responsibilities under the development and manufacturing service agreement. In September 2000, we entered into a three-year commercial manufacturing services agreement with Lonza relating to ERBITUX. This agreement was amended in June 2001 and again in September 2001 to include additional services. As of September 30, 2002, we incurred approximately $40,418,000 for services provided under the commercial manufacturing services agreement. Lonza is currently manufacturing ERBITUX at the 5,000 liter scale under cGMP and is delivering it to us over a term ending no later than December 2003. The costs associated with both of these agreements are included in research and development expenses when incurred and will continue to be so classified until such time as ERBITUX may be approved for sale or until we obtain obligations from our corporate partners for supply of such product. In the event of such approval or obligations from our corporate partners, the subsequent costs associated with manufacturing ERBITUX for commercial sale will be included in inventory and expensed as cost of goods sold when sold. In the event we terminate (i.e., the cancellation of batches of bulk product) the commercial manufacturing services agreement without cause, we will be required to pay 85% of the stated costs for each of the first ten batches cancelled, 65% of the stated costs for each of the next ten batches cancelled and 40% of the stated costs for each of the next six batches cancelled. The batch cancellation provisions for certain additional batches that we are committed to purchase require us to pay 100% of the stated costs of cancelled batches scheduled within six months of the cancellation, 85% of the stated costs of cancelled batches scheduled between six and twelve months following the cancellation and 65% of the stated costs of cancelled batches scheduled between twelve and eighteen months following the cancellation. These amounts are subject to mitigation should Lonza use its manufacturing capacity caused by such termination for another customer. At September 30, 2002, the estimated remaining future commitments under the amended commercial manufacturing services agreement are $26,283,000 in 2002 and $20,350,000 in 2003.

      In December 2001, we entered into an agreement with Lonza to manufacture ERBITUX at the 2,000 liter scale for use in clinical trials by Merck KGaA. We had incurred approximately $7,183,000 for services provided under this agreement, of which $6,595,000 was reimbursed by Merck KGaA. The remaining $588,000 that is due from Merck KGaA is included in Amounts due from corporate partners in the consolidated balance sheet at September 30, 2002. At September 30, 2002, there are no remaining future commitments under this agreement.

      On January 2, 2002 we executed a letter of intent with Lonza to enter into a long-term supply agreement. The long-term supply agreement would apply to a large scale manufacturing facility that Lonza is constructing. We expect such facility would be able to produce ERBITUX in 20,000 liter batches. Upon execution of the letter of intent, we paid Lonza $3,250,000 for the exclusive right to negotiate a long-term supply agreement for a portion of the facility's manufacturing capacity. During September 2002, we wrote-off the deposit because the exclusive negotiation period ended on September 30, 2002, although negotiations continued thereafter. The $3,250,000 is included in Marketing, general and administrative expenses on the Consolidated Statement of Operations for the three and nine months ended September 30, 2002, respectively. We are currently negotiating with Lonza and a third party with the intention of assigning to the third party any remaining rights we have under this letter of intent in return for the third party's agreement to reimburse us the $3,250,000 upon execution of a binding agreement with Lonza for supply of biologics on similar terms to those we have negotiated with Lonza. We cannot be certain that we will enter into this arrangement.

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

      Effective April 1990, we entered into a development and commercialization agreement with Merck KGaA with respect to BEC2 and the recombinant gp75 antigen. The agreement has been amended a number of times, most recently in December 1997. The agreement grants Merck KGaA a license, with the right to sublicense, to make, have made, use, sell, or have sold BEC2 and gp75 outside North America. The agreement also grants Merck KGaA a license, without the right to sublicense, to use, sell, or have sold, but not to make BEC2 within North America in conjunction with ImClone Systems. Pursuant to the terms of the agreement, we have retained the rights, (1) without the right to sublicense, to make, have made, use, sell, or have sold BEC2 in North America in conjunction with Merck KGaA and (2) with the right to sublicense, to make, have made, use, sell, or have sold gp75 in North America. In return, we have recognized research support payments totaling $4,700,000 and are entitled to no further research support payments under the agreement. Merck KGaA is also required to make payments of up to $22,500,000, of which $4,000,000 has been recognized, based on milestones achieved in the licensed products' development. Merck KGaA is also responsible for worldwide costs of up to DM17,000,000 associated with a multi-site, multinational phase III clinical trial for BEC2 in limited disease small-cell lung carcinoma. This expense level was reached during the fourth quarter of 2000 and all expenses incurred from that point forward are being shared 60% by Merck KGaA and 40% by ImClone Systems. Such cost sharing applies to all expenses beyond the DM17,000,000 threshold. Merck KGaA is also required to pay royalties on the eventual sales of BEC2 outside of North America, if any. Revenues from sales, if any, of BEC2 in North America will be distributed in accordance with the terms of a co-promotion agreement to be negotiated by the parties.

      In December 1998, we entered into a development and license agreement with Merck KGaA with respect to ERBITUX. In exchange for granting Merck KGaA exclusive rights to market ERBITUX outside of the United States and Canada and co-development rights in Japan, we received through September 30, 2002, $30,000,000 in up-front fees and early cash-based milestone payments based on the achievement of defined milestones. An additional $30,000,000 can be received, of which $5,000,000 has been received as of September 30, 2002, assuming the achievement of further milestones for which Merck KGaA will receive equity in ImClone Systems. The equity underlying these milestone payments will be priced at varying premiums to the then-market price of the common stock depending upon the timing of the achievement of the respective milestones. If issuing shares of common stock to Merck KGaA would result in Merck KGaA owning greater than 19.9% of our common stock, the milestone shares will be a non-voting preferred stock, or other non-voting stock convertible into our common stock. These convertible securities will not have voting rights. They will be convertible at a price determined in the same manner as the purchase price for shares of our common stock if shares of common stock were to be issued. They will not be convertible into common stock if, as a result of the conversion, Merck KGaA would own greater than 19.9% of our common stock. This 19.9% limitation is in place through December 2002. Merck KGaA will pay us a royalty on future sales of ERBITUX outside of the United States and Canada, if any. This agreement may be terminated by Merck KGaA in various instances, including (1) at its discretion on any date on which a milestone is achieved (in which case no milestone payment will be made), or (2) for a one-year period after first commercial sale of ERBITUX in Merck KGaA's territory, upon Merck KGaA's reasonable determination that the product is economically unfeasible (in which case Merck KGaA is entitled to a return of 50% of the cash-based up front fees and milestone payments then paid to date, but only out of revenues received, if any, based upon a royalty rate applied to the gross profit from ERBITUX sales or a percentage of ERBITUX fees and royalties from a sublicensee on account of the sale of ERBITUX in the United States and Canada). In August 2001, ImClone Systems and Merck KGaA amended this agreement to provide, among other things, that Merck KGaA may manufacture ERBITUX for supply in its territory and may utilize a third party to do so. The amendment further released Merck KGaA from its obligations under the agreement relating to providing a guaranty under a $30,000,000 credit facility relating to the build-out of the product launch manufacturing facility. In addition, the amendment provides that the companies have co-exclusive rights to ERBITUX in Japan, including the right to sublicense and Merck KGaA waived its right of first offer in the case of a proposed sublicense by ImClone Systems of ERBITUX in ImClone Systems' territory. In consideration for the amendment, we agreed to a reduction in royalties payable by Merck KGaA on sales of ERBITUX in Merck KGaA's territory.

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

      We rent our current New York corporate headquarters and research facility under an operating lease that expires in December 2004. In 2000 we completed renovations of the facility at a cost of approximately $2,800,000.

      In October 2001, we entered into a sublease for a four-story building in downtown New York to serve as our future corporate headquarters and research facility. The space, to be designed and improved in the future, includes between 75,000 and 100,000 square feet of usable space, depending on design, and includes possible additional expansion space. The sublease has a term of 22 years, followed by two five-year renewal option periods. The future minimum lease payments are approximately $50,475,000 over the term of the sublease. In order to induce the sublandlord to enter into the sublease, we made a loan to the sublandlord in the principal amount of a $10,000,000. The loan is secured by a leasehold mortgage on the prime lease as well as a collateral assignment of rents by the sublandlord. The loan is payable by the sublandlord over 20 years and bears interest at 5-1/2% in years one through five, 6 -1/2% in years six through ten, 7 -1/2% in years eleven through fifteen and 8 -1/2% in years sixteen through twenty. In addition, we paid the owner a consent fee in the amount of $500,000.

      On May 1, 2001, we entered into a lease for an approximately 4,000 square foot portion of a 15,000 square foot building known as 710 Parkside Avenue, Brooklyn, New York and we have leased an adjacent 6,250 square foot building known as 313-315 Clarkson Avenue, Brooklyn, New York, to serve as our new chemistry and high throughput screening facility. The term of the lease is for five years with five successive one-year extensions. As of September 30, 2002, we have incurred approximately $4,250,000, excluding capitalized interest of approximately $138,000 for the retrofit of this facility to better fit our needs. At September 30, 2002, this project is substantially complete.

      We built a new 80,000 square foot product launch manufacturing facility adjacent to the pilot facility in Somerville, New Jersey. The product launch manufacturing facility was built on a 5.7 acre parcel of land we purchased in December 1999 for approximately $700,000. The product launch manufacturing facility contains three 10,000 liter (working volume) fermenters and is dedicated to the clinical and commercial production of ERBITUX. The cost of the facility was approximately $53,000,000, excluding capitalized interest of approximately $1,966,000. The cost of the facility was funded from our cash reserves, consisting primarily of the proceeds from the issuance of debt and equity securities. The product launch manufacturing facility was ready for its intended use and put in operation in July 2001 and we commenced depreciation at that time.

      We have completed conceptual design and preliminary engineering plans and are currently reviewing detailed design plans for, and proceeding with construction of, the second commercial manufacturing facility. The second commercial manufacturing facility will be a multi-use facility of approximately 250,000 square feet and will contain up to 10 fermenters with a total capacity of up to 110,000 liters (working volume). The facility will be built on a 7.12 acre parcel of land that we purchased in July 2000 for approximately $950,000. The cost of this facility, consisting of two completely fitted out suites and a third suite with utilities only, is expected to be approximately $234,000,000, excluding capitalized interest. The actual cost of the new facility may change depending upon various factors. We have incurred approximately $64,693,000, excluding capitalized interest of approximately $1,831,000, in conceptual design, engineering, equipment and construction costs through September 30, 2002.

      On January 31, 2002 we purchased a 7.5 acre parcel of land located adjacent to the Company's product launch manufacturing facility and pilot facility in Somerville, New Jersey. The real estate includes an existing 50,000 square foot building, 40,000 square feet of which is warehouse space and 10,000 square feet of which is office space. The purchase price for the property and building was approximately $7,020,000, of which approximately $1,125,000 was related to the purchase of the land and approximately $5,895,000 was related to the purchase of the building. We intend to use this property for warehousing and material logistics for our Somerville campus and are in the process of retrofitting the building to better suit our needs. We have incurred approximately $326,000, excluding capitalized interest of approximately $2,000, for the retrofit of this facility through September 30, 2002. The total cost for the retrofit is expected to be approximately $635,000.

      On May 20, 2002, we purchased real estate consisting of a 6.94 acre parcel of land located across the street from the Company's product launch manufacturing facility in Somerville, New Jersey. The real estate includes an existing building with 46,000 square feet of office space. The purchase price for the property was approximately $4,515,000, of which approximately $1,041,000 was related to the purchase of the land and approximately $3,474,000 was related to the purchase of the building. We intend to use this property as the administrative building for the Somerville campus and are in the process of retrofitting the building to better suit our needs. As of September 30, 2002, we have incurred approximately $2,857,000, excluding capitalized interest of approximately $7,000, for the retrofit of this facility. The total cost for the retrofit is expected to be approximately $5,187,000.

      Total capital expenditures made during the nine months ended September 30, 2002 were $60,165,000 and primarily included $1,955,000 related to the purchase of equipment for and leasehold improvement costs associated with our corporate office and research laboratories in our New York facility, $36,110,000 related to the conceptual design, preliminary engineering plans, capitalized interest costs and construction costs for the second commercial manufacturing facility, $1,125,000 and $5,895,000 for the land and building, respectively, for the purchase of and $328,000 for the retrofit of the warehousing and material logistics building including capitalized interest, $1,041,000 and $3,474,000 for the land and building, respectively, for the purchase of and $2,864,000 for the retrofit of the administration building including capitalized interest, $3,725,000 for the retrofit of the Brooklyn chemistry lab including capitalized interest, $1,483,000 related to improving and equipping our product launch manufacturing facility, $1,439,000 related to improving and equipping our pilot manufacturing facility, and approximately $719,000, for updating and upgrading our computer and telephonic software and hardware systems.

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

      Below is a table that presents our contractual obligations and commercial commitments as of September 30, 2002:

                                                                            PAYMENTS DUE BY YEAR
                                              ---------------------------------------------------------------------------------
                                                                                                                     2005 AND
                                                  TOTAL             2002            2003              2004          THEREAFTER
                                              ------------      -----------      -----------      -----------      ------------
Long-term debt .........................      $242,200,000      $        --      $        --      $ 2,200,000      $240,000,000
Capital lease obligations including
  interest .............................           205,000           78,000           76,000           15,000            36,000
Operating leases .......................        54,269,000          528,000        3,106,000        3,534,000        47,101,000
Construction commitments ...............        65,899,000        5,008,000       32,093,000       11,401,000        17,397,000
Lonza ..................................        46,633,000       26,283,000       20,350,000               --                --
                                              ------------      -----------      -----------      -----------      ------------
Total contractual cash obligations .....      $409,206,000      $31,897,000      $55,625,000      $17,150,000      $304,534,000
                                              ============      ===========      ===========      ===========      ============

      At December 31, 2001, our estimated net operating loss carryforwards for United States Federal income tax purposes were approximately $389,742,000, which expire at various dates from 2002 through 2021. Of our $389,742,000 in estimated net operating loss carryforwards, we have approximately $347,798,000 (of which $342,639,000 will carryforward to 2003) available to use in 2002, approximately $5,159,000 available to use in each year from 2003 through 2010 and approximately $672,000 available to use in 2011. Any of these net operating loss carryforwards which are not utilized are available for utilization in future years, subject to applicable statutory expiration dates. See the Company's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC.

      The estimated amount of net operating loss carryforwards at December 31, 2001 reported above represents a reduction of approximately $47,447,000 in the amount of net operating loss carryforwards previously reported at December 31, 2001 in our Annual Report on Form 10-K. The reduction is the result of a change in the Company's position with respect to the deductibility under Section 162(m) of the Internal Revenue Code of certain stock options granted to certain executive officers of the Company.

      Under Section 162(m), compensation expense in excess of $1 million per person is not deductible and compensation expense attributable to stock options is subject to this limit, unless the options qualify as "qualified performance-based compensation" as defined. The reduction in the amount of the Company's net operating loss carryforwards at December 31, 2001 reflects the Company's position that certain options granted to executive officers do not meet the definition of "qualified performance-based compensation".

NEW JERSEY STATE TAX LAW CHANGES

      In July 2002, the State of New Jersey ("NJ") enacted various income tax law changes, which are retroactive to January 1, 2002. One of the provisions of the new law is the suspension of the utilization of net operating losses for 2002 and 2003. This provision would negatively affect the Company if it generates NJ taxable income in 2002 and 2003 because it would not be able to utilize its NJ net operating loss carryover to offset such taxable income. A second provision establishes the Alternative Minimum Assessment ("AMA") aimed at companies like ours that currently pay no corporate business tax. This provision requires that we assess an alternate tax liability with a formula that uses either reported gross receipts or gross profits as a determining factor. We are then required to pay the greater of the regular NJ Corporation Business Tax or the AMA. The AMA tax paid is creditable and can be carried forward to reduce the income tax in future periods. We have recorded a tax provision of approximately $550,000 for the nine months ended September 30, 2002 associated with the NJ AMA.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      On August 17, 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" was issued and will be effective for the Company in the first quarter of the year ending December 31, 2003. The new rule requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred. When the liability is initially recorded, a cost is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. To settle the liability, the obligation for its recorded amount is paid or a gain or loss upon settlement is incurred. Management is analyzing this requirement to determine the effect, if any, on the Company's financial statements.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Restructuring Costs. SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company may not restate its previously issued financial statements and the new Statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3. The Company is currently evaluating the impact, if any, of adoption of this statement.

CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS--SAFE HARBOR STATEMENT

      This Form 10-Q contains "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995, that are based on current expectations, estimates and projections. Statements that are not historical facts, including statements about our and our subsidiary's beliefs and expectations, are forward-looking statements. These statements involve potential risks and uncertainties; therefore, actual results may differ materially. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they were made. We do not undertake any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

      Important factors that may affect these expectations include, but are not limited to: the risks and uncertainties associated with completing pre-clinical and clinical trials of our compounds that demonstrate such compounds' safety and effectiveness; obtaining additional financing to support our operations; obtaining and maintaining regulatory approval for such compounds and complying with other governmental regulations applicable to our business; obtaining the raw materials necessary in the development of such compounds; consummating and maintaining collaborative arrangements with corporate partners for product development; achieving milestones under collaborative arrangements with corporate partners; developing the capacity to manufacture, market and sell our products, either directly or with collaborative partners; developing market demand for and acceptance of such products; competing effectively with other pharmaceutical and biotechnological products; obtaining adequate reimbursement from third party payers; attracting and retaining key personnel; legal costs and the outcome of outstanding legal proceedings and investigations; obtaining patent protection for discoveries and risks associated with commercial limitations imposed by patents owned or controlled by third parties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Our holdings of financial instruments comprise a mix of U.S. dollar denominated securities that may include U.S. corporate debt, foreign corporate debt, U.S. government debt, foreign government/agency guaranteed debt and commercial paper. All such instruments are classified as securities available for sale. Generally, we do not invest in portfolio equity securities, commodities, foreign exchange contacts or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in investment grade fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We invest in securities that have a range of maturity dates. Typically, those with a short-term maturity are fixed-rate, highly liquid, debt instruments and those with longer-term maturities are highly liquid debt instruments with fixed interest rates or with periodic interest rate adjustments. The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of September 30, 2002.

                                       2002             2003           2004             2005
                                       ----             ----           ----             ----
Fixed Rate ....................    $ 2,500,000      $        --    $        --      $        --
Average Interest Rate .........           6.50%              --             --               --
Variable Rate .................     12,002,000(1)       666,000     14,198,000(1)    10,598,000(1)
Average Interest Rate .........           1.97%            5.69%          4.55%            2.15%
                                   -----------      -----------    -----------      -----------
                                   $14,502,000      $   666,000    $14,198,000      $10,598,000
                                   ===========      ===========    ===========      ===========

                                                       2007 AND
                                       2006           THEREAFTER           TOTAL        FAIR VALUE
                                       ----           ----------           -----        ----------
Fixed Rate ....................    $         --      $ 14,544,000      $ 17,044,000    $ 18,180,000
Average Interest Rate .........              --              6.18%             6.23%             --
Variable Rate .................       4,799,000(1)    179,259,000(1)    221,522,000     222,469,000
Average Interest Rate .........            2.20%             2.63%             2.70%             --
                                   ------------      ------------      ------------    ------------
                                   $  4,799,000      $193,803,000      $238,566,000    $240,649,000
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

      Our 5-1/2% convertible subordinated notes in the principal amount of $240,000,000 due March 1, 2005 and other long-term debt have fixed interest rates. The subordinated notes are convertible into our common stock at a conversion price of

$55.09 per share. The fair value of fixed interest rate instruments are affected by changes in interest rates and in the case of the convertible notes by changes in the price of our common stock. The fair value of the 5-1/2% convertible subordinated notes (which have a carrying value of $240,000,000) was approximately $135,300,000 at September 30, 2002.

ITEM 4. CONTROLS AND PROCEDURES.

      a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days of the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective and designed to ensure that material information relating to us and our consolidated subsidiary would be made known to them by others within those entities.

      b) CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A. LITIGATION

1. FEDERAL SECURITIES ACTIONS

      Beginning in January 2002, a number of complaints asserting claims under the federal securities laws against us and certain of our directors and officers were filed in the U.S. District Court for the Southern District of New York. Those actions were consolidated under the caption Irvine v. ImClone Systems Incorporated et al., No. 02 Civ. 0109 (RO), and on September 16, 2002, a consolidated amended complaint was filed in that consolidated action, which plaintiffs corrected in limited respects on October 22, 2002. The corrected consolidated amended complaint names us as defendants, our former chief executive officer Dr. Samuel D. Waksal, our current chief executive officer Dr. Harlan W. Waksal, the chairman of our board of directors Robert Goldhammer, current or former directors Richard Barth, David Kies, Paul Kopperl, John Mendelsohn and William Miller, our former general counsel John Landes, and our vice president for marketing and sales, Ronald Martell. The complaint asserts claims for securities fraud under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, on behalf of a purported class of persons who purchased our publicly traded securities between March 27, 2001 and January 25, 2002. The complaint also asserts claims against Dr. Samuel D. Waksal under section 20A of the Exchange Act on behalf of a separate purported sub-class of purchasers of our securities between December 27, 2001 and December 28, 2001. The complaint generally alleges that various public statements made by or on behalf of us or the other defendants during 2001 and early 2002 regarding the prospects for FDA approval of ERBITUX were false or misleading when made, that the individual defendants were allegedly aware of material non-public information regarding the actual prospects for ERBITUX at the time that they engaged in transactions in our common stock and that members of the purported stockholder class suffered damages when the market price of our common stock declined following disclosure of the information that allegedly had not been previously disclosed. The complaint seeks to proceed on behalf of the alleged class described above, seeks monetary damages in an unspecified amount and seeks recovery of plaintiffs' costs and attorneys' fees. Under the existing schedule in that action, defendants' response to the consolidated amended complaint is due in late November 2002.

      Separately, on September 17, 2002 an individual purchaser of our common stock filed an action on his own behalf asserting claims against us, Dr. Samuel
D. Waksal and Dr. Harlan W. Waksal under sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5. That action is styled Flynn v. ImClone Systems Incorporated, et al., No. 02 Civ. 7499. Plaintiff alleges that he purchased shares on various dates in late 2001, that various public statements made by us or the other defendants during 2001 regarding the prospects for FDA approval of ERBITUX were false or misleading when made and that plaintiff relied on such allegedly false and misleading information in making his purchases. Plaintiff seeks compensatory damages of not less than $180,000 and punitive damages of $5 million, together with interest, costs and attorneys' fees. Defendants' response to the complaint is due in late November 2002.

2. DERIVATIVE ACTIONS

      Beginning on January 13, 2002 and continuing thereafter, nine separate purported shareholder derivative actions have been filed against the members of our Board of Directors and us, as nominal defendant, advancing claims based on allegations similar to the allegations in the federal securities class action complaints. Four of these derivative cases were filed in the Delaware Court of Chancery and have been consolidated in that court under the caption In re ImClone Systems Incorporated Derivative Litigation, Cons. C.A. No. 19341-NC. In addition, two purported derivative actions have been filed in the U.S. District Court for the Southern District of New York, styled Lefanto v. Waksal, et al., No. 02 Civ. 0163 (LLS), and Forbes v. Barth, et al., No. 02 Civ. 1400 (RO), and three purported derivative actions have been filed in New York State Supreme Court in Manhattan, styled Boghosian v. Barth, et al., Index No. 100759/02, Johnson v. Barth, et al., Index No. 601304/02 and Henshall v. Bodnar, et al., Index No. 603121/02. All of these actions assert claims, purportedly on behalf of the Company, for breach of fiduciary duty by certain members of our Board of Directors based on the allegation, among others, that certain directors engaged in transactions in our common stock while in possession of material, non-public information concerning the regulatory and marketing prospects for ERBITUX or improperly disclosed such information to others. Another complaint, purportedly asserting direct claims on behalf of a class of our shareholders but in fact asserting derivative claims that are similar to those asserted in these nine cases, was filed in the U.S. District Court for the Southern District of New York on February 13, 2002, styled Dunlap v. Waksal, et al., No. 02 Civ. 1154
(RO). The Dunlap complaint asserts claims against our Board of Directors for breach of fiduciary duty purportedly on behalf of all persons who purchased shares of our common stock prior to June 28, 2001 and then held those shares through December 6, 2001. It alleges that the members of the purported class suffered damages as a result of holding their shares based on allegedly false information about the financial prospects of the Company that was disseminated during this period.

      We intend to vigorously defend ourselves against the claims asserted in these actions, which are in their earliest stages. We are unable to predict the outcome of these actions at this time. Because we do not believe that a loss is probable, no legal reserve has been established.

B. GOVERNMENT INQUIRIES AND INVESTIGATIONS

      As previously reported, we have received subpoenas and requests for information in connection with investigations by the Securities and Exchange Commission, the Subcommittee on Oversight and Investigations of the U.S. House of Representatives Committee on Energy and Commerce and the U.S. Department of Justice relating to the circumstances surrounding the disclosure of the FDA letter dated December 28, 2001 and trading in our securities by certain Company insiders in 2001. We have also received subpoenas and requests for information pertaining to document retention issues in 2001 and 2002 and to certain communications regarding ERBITUX in 2000. We are cooperating with all of these inquiries and intend to continue to do so.

      On June 19, 2002, we received a written "Wells Notice" from the staff of the Securities and Exchange Commission, indicating that the staff of the Commission is considering recommending that the Commission bring an action against us relating to our disclosures immediately following the receipt of a Refusal-to-File letter from the FDA on December 28, 2001 for our biologics license application for ERBITUX. We filed a Wells submission on July 12, 2002 in response to the staff's Wells Notice. We have also received permission from the Commission to file a supplemental Wells submission, and we anticipate that we will make this submission by the end of this year.

C. INDICTMENT AND PLEA OF DR. SAMUEL D. WAKSAL; ACTION AGAINST DR. SAMUEL D. WAKSAL

      On August 7, 2002, a federal grand jury in the Southern District of New York returned an indictment charging Dr. Samuel D. Waksal with, inter alia, securities fraud and conspiracy to commit securities fraud. On October 15, 2002, Dr. Samuel D. Waksal entered a plea of guilty to several counts in that indictment, including that on December 27, 2001 he directed a family member to sell shares of our common stock and attempted to sell shares that he owned in advance of an expected announcement that the FDA had issued a "refusal to file" letter with respect to our application for approval of ERBITUX. We received such a "refusal to file" letter from the FDA on December 28, 2001 and announced our receipt of that letter following the close of trading.

      On August 14, 2002, after the federal grand jury indictment of Dr. Samuel
D. Waksal had been issued but before Dr. Samuel D. Waksal's guilty plea to certain counts of that indictment, we filed an action in New York State Supreme Court seeking recovery of certain compensation, including advancement of certain defense costs, that we had paid to or on behalf of Dr. Samuel D. Waksal. That action, styled ImClone Systems Incorporated v. Samuel D. Waksal, Index No. 02/602996, is in its earliest stages.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits (numbered in accordance with Item 601 of Regulation S-K)

    EXHIBIT NO.                           DESCRIPTION
    -----------                           -----------
      10.93       Target Price Contract, dated as of July 15, 2002, between
                  ImClone Systems Incorporated and Kvaerner Process, a division of Kvaerner U.S. Inc., for the Architectural, Engineering,
                  Procurement Assistance, Construction Management and Validation
                  of a Commercial Manufacturing Project in Branchburg, New
                  Jersey.

      99.11 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

      99.12 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

      None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        IMCLONE SYSTEMS INCORPORATED
                                        (Registrant)


Date: November 14, 2002                 By        /s/ HARLAN W. WAKSAL
                                           -------------------------------------
                                                      Harlan W. Waksal
                                           President and Chief Executive Officer


Date: November 14, 2002                 By        /s/ DANIEL S. LYNCH
                                           -------------------------------------
                                                      Daniel S. Lynch
                                            Senior Vice President, Finance and
                                                  Chief Financial Officer

SECTION 302 CERTIFICATIONS -

                                  CERTIFICATION

I, Daniel S. Lynch, Chief Financial Officer of ImClone Systems Incorporated (the "Company"), certify that:

      1. I have reviewed the Form 10-Q for the Quarter Ended September 30, 2002 of the Company;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                        /s/ Daniel S. Lynch
                                        -----------------------
                                        Daniel S. Lynch
                                        Chief Financial Officer

                                  CERTIFICATION

I, Harlan W. Waksal, Chief Executive Officer of ImClone Systems Incorporated (the "Company"), certify that:

      1. I have reviewed the Form 10-Q for the Quarter Ended September 30, 2002 of the Company;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                        /s/ Harlan W. Waksal
                                        -----------------------
                                        Harlan W. Waksal
                                        Chief Executive Officer