Form 10-Q/A
period 2002-03-31
IMCLONE SYSTEMS INC/DE
filed 2003-06-23
CIK 765258

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A

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

                                 Yes [ ] No [X]

Applicable only to corporate issuers:

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          CLASS                                   OUTSTANDING AS OF MAY 13, 2002

Common Stock, par value $.001                            73,361,837 Shares

================================================================================

                                EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 for the purpose of amending and restating
Item 1 of Part I, containing our unaudited consolidated financial statements and related notes as of March 31, 2002 and for the three month periods ended March 31, 2002 and 2001. See Notes 2, 3 and 13 to the unaudited consolidated financial statements for further discussion of the restatement and related disclosures. We have also updated Item 2 of Part I, Management Discussion and Analysis of Financial Condition and Results of Operations, to give effect to the restatement. In addition, we have amended Item 6 of Part II to reflect the filing of certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and we have filed certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Other than the changes regarding the restatement and related disclosures, no other information in this Amendment No. 1 has been updated to reflect any subsequent information or events since the original filing of this Form 10-Q on May 15, 2002. This Amendment should be read together with our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the U.S. Securities and Exchange Commission on June 23, 2003.

                          IMCLONE SYSTEMS INCORPORATED

                                      INDEX

                                                                                                            PAGE NO
                                                                                                            -------
PART I - FINANCIAL INFORMATION

    Item 1.        Financial Statements

                   Unaudited Consolidated Balance Sheets - March 31, 2002
                   and December 31, 2001..................................................................      1

                   Unaudited Consolidated Statements of Operations - Three months ended
                   March 31, 2002 and 2001................................................................      2

                   Unaudited Consolidated Statements of Cash Flows - Three months ended
                   March 31, 2002 and 2001................................................................      3

                   Notes to Unaudited Consolidated Financial Statements...................................      4

    Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations..     16

PART II - OTHER INFORMATION

    Item 6.        Exhibits and Reports on Form 8-K.......................................................     27

                   Signatures.............................................................................     28

                   Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002...............     29

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          IMCLONE SYSTEMS INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)
                                  (UNAUDITED)

                                                                                    MARCH 31,       DECEMBER 31,
                                                                                      2002             2001
                                                                                  -------------    -------------
                                                                                    RESTATED         RESTATED
                                                                                    (NOTE 2)         (NOTE 2)
                                     ASSETS
Current assets:
   Cash and cash equivalents.................................................     $     114,684    $      38,093
   Securities available for sale ............................................           300,055          295,893
   Prepaid expenses..........................................................             3,476            3,891
   Amounts due from corporate partners (Note 9)..............................            12,632            8,230
   Other current assets......................................................             4,550            3,547
                                                                                  -------------    -------------
        Total current assets.................................................           435,397          349,654
                                                                                  -------------    -------------
Property and equipment, net..................................................           123,023          107,248
Patent costs, net............................................................             1,525            1,513
Deferred financing costs, net................................................             4,982            5,404
Notes receivable.............................................................            10,000           10,000
Withholding tax assets.......................................................            13,510           13,510
Other assets ................................................................             3,637              383
                                                                                  -------------    -------------
                                                                                  $     592,074    $     487,712
                                                                                  =============    =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable..........................................................     $      13,574    $      16,919
   Accrued expenses..........................................................            16,811           11,810
   Withholding tax liability.................................................            38,779           38,779
   Industrial Development Revenue Bonds tax liability........................               877              851
   Interest payable..........................................................             1,203            4,446
   Current portion of deferred revenue (Note 9)..............................            35,760           20,683
   Current portion of long-term liabilities..................................               330              426
                                                                                  -------------    -------------
        Total current liabilities............................................           107,334           93,914
                                                                                  -------------    -------------

Deferred revenue, less current portion (Note 9)..............................           301,074          182,813
Long-term debt...............................................................           242,200          242,200
Other long-term liabilities, less current portion............................                25               79
                                                                                  -------------    -------------
        Total liabilities....................................................           650,633          519,006
                                                                                  -------------    -------------
Commitments and contingencies (Notes 3 and 10)
Stockholders' equity (deficit):
   Preferred stock, $1.00 par value; authorized 4,000,000 shares; reserved
      1,200,000 series B participating cummulative preferred stock...........                --               --
   Common stock, $.001 par value; authorized 120,000,000 shares; issued
      73,531,112 and 73,348,271 at March 31, 2002 and December 31, 2001,
      respectively; outstanding 73,341,862 and 73,159,021 at March 31, 2002
      and December 31, 2001, respectively....................................                74               73
   Additional paid-in capital................................................           345,042          341,735
   Accumulated deficit.......................................................          (402,210)        (372,157)
   Treasury stock, at cost; 189,250 shares at March 31, 2002 and
      December 31, 2001......................................................            (4,100)          (4,100)
   Accumulated other comprehensive income:
      Unrealized gain on securities available for sale.......................             2,635            3,155
                                                                                  -------------    -------------
        Total stockholders' deficit..........................................           (58,559)         (31,294)
                                                                                  -------------    -------------
                                                                                  $     592,074    $     487,712
                                                                                  =============    =============

           See accompanying notes to consolidated financial statements

                          IMCLONE SYSTEMS INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                  ------------------------------
                                                                                      2002              2001
                                                                                  -------------    -------------
                                                                                    RESTATED         RESTATED
                                                                                    (NOTE 2)         (NOTE 2)
Revenues:
   License fees and milestone revenue (Note 9)...............................     $       6,663    $      24,096
   Research and development funding and royalties............................               650              648
   Collaborative agreement revenue (Note 9)..................................            11,238            3,251
                                                                                  -------------    -------------
      Total revenues.........................................................            18,551           27,995
                                                                                  -------------    -------------

Operating expenses:
   Research and development..................................................            37,778           25,096
   Marketing, general and administrative.....................................             8,123            3,728
   Industrial Development Revenue Bonds tax expense..........................                25               25
   Expenses associated with the amended Bristol-Myers Squibb Company
      ("BMS") Commercial Agreement...........................................             2,250               --
                                                                                  -------------    -------------
      Total operating expenses...............................................            48,176           28,849
                                                                                  -------------    -------------

Operating loss...............................................................           (29,625)            (854)
                                                                                  -------------    -------------
Other:
   Interest income...........................................................            (2,264)          (4,565)
   Interest expense..........................................................             3,493            3,316
   Loss (gain) on securities and investments.................................              (801)           1,618
                                                                                  -------------    -------------

      Net interest and other expense.........................................               428              369
                                                                                  -------------    -------------

        Net loss.............................................................     $     (30,053)   $      (1,223)
                                                                                  =============    =============
Net loss per common share:
   Basic and diluted:
      Net loss per common share..............................................     $       (0.41)   $       (0.02)
                                                                                  =============    =============

Weighted average shares outstanding..........................................            73,307           66,258
                                                                                  =============    =============

           See accompanying notes to consolidated financial statements

                          IMCLONE SYSTEMS INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                  ------------------------------
                                                                                      2002             2001
                                                                                  -------------    -------------
                                                                                    RESTATED         RESTATED
                                                                                    (NOTE 2)         (NOTE 2)
Cash flows from operating activities:
Net loss.....................................................................     $     (30,053)   $      (1,223)
Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
   Depreciation and amortization.............................................             2,190              606
   Amortization of deferred financing costs..................................               422              422
   Expense associated with issuance of options and warrants..................                 4              421
   (Gain) loss on securities available for sale..............................              (801)              18
   Write-down of investment in Valigen N.V...................................                 -            1,600
   Changes in:
      Prepaid expenses.......................................................               415             (835)
      Amounts due from corporate partners (including amounts received from
        BMS of $6,533 for the three months ended March 31, 2002).............            (4,402)               -
      Note receivable - officer..............................................                 -               (8)
      Other current assets...................................................            (1,003)            (611)
      Withholding tax assets.................................................                 -           (7,119)
      Other assets...........................................................            (3,254)              12
      Interest payable.......................................................            (3,243)          (3,238)
      Accounts payable.......................................................            (3,345)          (6,034)
      Accrued expenses.......................................................             5,001            2,060
      Withholding tax liability..............................................                 -            7,119
      Industrial Development Revenue Bonds tax liability.....................                26               28
      Deferred revenue (including amounts received from BMS of $140,000
        for the three months ended March 31, 2002)...........................           133,338              (97)
      Fees potentially refundable to Merck KGaA..............................                 -          (24,000)
                                                                                  -------------    -------------
        Net cash provided by (used in) operating activities..................            95,295          (30,879)
                                                                                  -------------    -------------

Cash flows from investing activities:
   Acquisitions of property and equipment....................................           (17,922)         (15,074)
   Purchases of securities available for sale................................          (138,819)         (11,456)
   Sales and maturities of securities available for sale.....................           134,938           25,554
   Additions to patents......................................................               (55)             (69)
                                                                                  -------------    -------------
        Net cash used in investing activities................................           (21,858)          (1,045)
                                                                                  -------------    -------------

Cash flows from financing activities:
   Proceeds from exercise of stock options and warrants......................             2,651            1,204
   Proceeds from issuance of common stock under the employee stock
      purchase plan..........................................................               167              178
   Proceeds from short-swing profit rule.....................................               486                -
   Purchase of treasury stock................................................                 -           (1,830)
   Payment of preferred stock dividends......................................                 -           (5,764)
   Redemption of series A preferred stock....................................                 -          (20,000)
   Payments of other liabilities.............................................              (150)            (203)
                                                                                  -------------    -------------
        Net cash provided by (used in) financing activities..................             3,154          (26,415)
                                                                                  -------------    -------------
        Net increase (decrease) in cash and cash equivalents.................            76,591          (58,339)
Cash and cash equivalents at beginning of period.............................            38,093           60,325
                                                                                  -------------    -------------
Cash and cash equivalents at end of period...................................     $     114,684    $       1,986
                                                                                  =============    =============

Supplemental cash flow information:
   Cash paid for interest, including amounts capitalized of $300 and $494
      for the three months ended March 31, 2002 and 2001, respectively.......     $       6,613    $       6,623
                                                                                  =============    =============

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

(2)      RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

         The Company has restated its Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001, primarily to reflect a withholding tax liability and withholding tax assets primarily relating to the exercises of certain non-qualified stock options and compensatory warrants described below. The restatement includes recording withholding tax assets of $13,510,000 as of March 31, 2002 and December 31, 2001; a withholding tax liability of $38,779,000 as of March 31, 2002 and December 31, 2001; an Industrial Development Revenue Bonds tax liability of $877,000 and $851,000 as of March 31, 2002 and December 31, 2001, respectively; a cumulative increase to accumulated deficit of $26,146,000 as of March 31, 2002; and a cumulative increase to accumulated deficit of $26,120,000 as of December 31, 2001. The $26,120,000 increase to accumulated deficit reflects the fourth quarter 2001 write-down of the $25,269,000 asset noted below regarding Dr. Samuel D. Waksal and $851,000 in additional tax expense and interest expense for the years 1995 through 2001 in connection with the Company's outstanding Industrial Development Revenue Bonds issued in 1990 (the "1990 IDA Bonds").

         The Company has restated its Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001 to reflect additional tax expense and interest expense for the 1990 IDA Bonds. Due to the restatement, the net loss for the three months ended March 31, 2002 and 2001 increased to $30,053,000 and $1,223,000 from $30,027,000 and $1,195,000, respectively, with no impact on net loss per common share.

         Federal and applicable state tax laws require an employer to withhold income taxes at the time of an employee's exercise of non-qualified stock options or warrants issued in connection with the performance of services by the employee. An employer that does not do so is liable for the taxes not withheld if the employee fails to pay his or her taxes for the year in which the non-qualified stock options or warrants are exercised. In 2000 and prior years, the Company generally did not require the withholding of federal, state or local income taxes and in certain years, employment payroll taxes at the time of the exercise of non-qualified stock options or warrants. Prior to 1996, the Company did not comply with tax reporting requirements with respect to the exercise of non-qualified stock options or warrants.

         In January 2003, the New York State Department of Taxation and Finance ("New York State") notified the Company that it was liable for the New York State and City income taxes that were not withheld because one or more of the Company's employees who exercised certain non-qualified stock options in 1999 and 2000 failed to pay New York State and City income taxes for those years. At December 31, 2002, the Company recorded a gross New York State and City withholding tax liability of approximately $6,800,000. On March 13, 2003, the Company entered into a closing agreement with New York State, paying $4,500,000 to settle the matter. The Company believes that substantially all of the underpayment of New York State and City income tax identified by New York State is attributable to the exercise of non-qualified stock options by its former

President and Chief Executive Officer, Dr. Samuel D. Waksal.

         On March 13, 2003, the Company initiated discussions with the Internal Revenue Service ("IRS") relating to federal income taxes on the exercise of non-qualified stock options on which income tax was not properly withheld. Although the IRS has not yet asserted that the Company is required to make a payment with respect to such failure to withhold, the IRS may assert that such a liability exists, and may further assert that the Company is liable for interest and penalties. The Company has requested and received confirmation from all of its current and substantially all of its former employees who exercised non-qualified stock options in 1999 and 2000, on which no income tax was withheld, that they have reported the appropriate amount of income on their tax returns and paid the taxes shown as due on those returns. Based on this information, the Company determined that all but an insignificant amount of the potential liability for withholding taxes with respect to exercises of non-qualified stock options in 1999 and 2000 is attributed to those amounts related to Dr. Samuel D. Waksal.

         In addition, in the course of the Company's investigation into its potential liability in respect of the non-qualified stock options described above, the Company identified certain warrants that were granted in 1991 and prior years to current and former officers, directors and advisors (including the four individuals discussed herein) that the Company previously treated as non-compensatory warrants and thus not subject to tax withholding and information reporting requirements upon exercise. Accordingly, when exercised in 2001 and prior years, the Company did not deduct income and payroll taxes upon exercise or report applicable information to the taxing authorities. Based on the information discovered in the course of the Company's recent investigation, the Company now believes that such treatment was incorrect, and that the exercise of such warrants by current and former officers of the Company should have been treated in the same manner for withholding and reporting purposes as the exercise of non-qualified stock options. The Company has informed the relevant authorities, including the IRS and New York State, of this matter and intends to resolve its liability in respect of these warrants with these taxing authorities in conjunction with its resolution of the matter described above. On June 17, 2003, New York State notified the Company that, based on the issue identified above, they are continuing a previously conducted audit of the Company and are evaluating the terms of the closing agreement to determine whether or not it should be re-opened.


         On April 2, 2003, the Company received a request from the SEC for the voluntary production of documents and information relating to the above matters. The Company is cooperating fully with the SEC, and intends to continue to do so, while also updating the United States Attorney's Office on an ongoing basis.


         One of the officers and directors to whom warrants were issued and previously treated as non-compensatory warrants is Dr. Harlan W. Waksal, the Company's Chief Scientific Officer. In June 2003, Dr. Harlan W. Waksal represented that he has paid the taxes associated with the exercise of these warrants and further agreed to indemnify the Company for any withholding taxes that may be assessed and are attributable to the Company's failure to deduct income and payroll taxes on all warrants and options that he or his transferee have previously exercised, subject to the consent of Dr. Harlan W. Waksal, which can not be unreasonably withheld.

         Two of the other officers and directors to whom warrants were issued and previously treated as non-compensatory warrants are Dr. Samuel D. Waksal and its former General Counsel, John B. Landes. The Company has made demands on both of these individuals to pay the taxes associated with the exercise of these warrants and certain non-qualified stock options and to indemnify the Company against any liability that it may incur to taxing authorities in respect of the warrants or non-qualified stock options that they have previously exercised.

         The Company has recognized assets at the time of exercise relating to the above individuals. These assets are based on the fact that individuals are required by law to pay their personal income taxes, as well as the Company's determination that these individuals had the means and intention to satisfy their tax liabilities and legal claims the Company has against the individuals both during and after their employment with the Company. The Company decided to write-down these assets during the periods noted in the paragraph below.

         Regarding Dr. Samuel D. Waksal, the Company determined that subsequent to its receipt of a "refusal to file" letter from the United States Food and Drug Administration on December 28, 2001, with respect to its rolling Biologics License Application for ERBITUX, his financial condition deteriorated and therefore the recoverability of the asset became doubtful. Regarding Mr. Landes, based on the limited information available to it, due to the decrease in the Company's stock price during 2002 and corresponding decrease in the value of Mr. Landes' ownership of the Company's securities, the Company determined that recoverability of the asset became doubtful. Based upon these determinations, the asset write-downs of $25,269,000 and $3,384,000 were recorded during the fourth quarter of 2001 for Dr. Samuel D. Waksal and the second quarter of 2002 for Mr. Landes, respectively. The withholding tax liabilities relating to Dr. Samuel D. Waksal and Mr. Landes will remain on the Company's Consolidated Balance Sheets, until such time as these liabilities are satisfied. Should the Company negotiate settlements with the IRS and New York State tax authorities for amounts less than those noted above, the Company would reduce operating expenses for the difference between the withholding tax liabilities and settlement amounts in the period of settlement.

         In April 2003, the Company discovered that it is in breach of certain covenants in its outstanding 1990 IDA Bonds. These bonds are tax-exempt and the Company is required to continue to use the proceeds for a qualified tax-exempt purpose (in this case, manufacturing), until maturity. These bonds, in principal amount of $2,200,000, bearing 11.25% annual interest, mature on May 1, 2004. While the bond proceeds were originally used for manufacturing purposes, a recent internal investigation concluded that in August 1995, this qualified purpose was abandoned and the proceeds have been used for a non-qualified purpose in later periods. As a result, the bond proceeds likely became taxable to the bondholders in August 1995. The Company is required to indemnify the bondholders from any taxes imposed upon them. The Company intends to attempt to settle any tax liability directly with the relevant taxing authorities using procedures established for that purpose. Based on the Company's understanding of these procedures, the Company has recognized a tax liability of $877,000 and $851,000 on the Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001, respectively. The Company recorded Industrial Development Revenue Bonds tax expense of $25,000 for the three months ended March 31, 2002 and 2001, and interest expense of $1,000 and $3,000 for the same periods, respectively. On May 22, 2003, the Company notified the bond trustee of its intent to redeem in full the bonds by repaying the principal amount plus accrued and unpaid interest. This redemption is scheduled to occur on June 30, 2003.

         The following tables present the impact of the restatement on a condensed basis:

                                                          MARCH 31, 2002                   DECEMBER 31, 2001
                                                 --------------------------------    ------------------------------
                                                   AS PREVIOUSLY                     AS PREVIOUSLY
CONSOLIDATED BALANCE SHEETS                          REPORTED        AS RESTATED        REPORTED       AS RESTATED
                                                 ----------------   -------------    -------------    -------------
Withholding tax assets .......................   $             --   $  13,510,000    $          --    $  13,510,000
Total assets .................................        578,564,000     592,074,000      474,202,000      487,712,000
Withholding tax liability ....................                 --      38,779,000               --       38,779,000
Industrial Development Revenue Bonds tax
   liability..................................                 --         877,000               --          851,000
Total current liabilities ....................         67,678,000     107,334,000       54,284,000       93,914,000
Total liabilities ............................        610,977,000     650,633,000      479,376,000      519,006,000
Accumulated deficit ..........................       (376,064,000)   (402,210,000)    (346,037,000)    (372,157,000)
Total stockholders' deficit ..................        (32,413,000)    (58,559,000)      (5,174,000)     (31,294,000)
Total liabilities and stockholders' deficit ..   $    578,564,000   $ 592,074,000    $ 474,202,000    $ 487,712,000

                                                         THREE MONTHS ENDED                THREE MONTHS ENDED
                                                          MARCH 31, 2002                     MARCH 31, 2001
                                                 --------------------------------    ------------------------------
                                                  AS PREVIOUSLY                      AS PREVIOUSLY
CONSOLIDATED STATEMENTS OF OPERATIONS               REPORTED         AS RESTATED        REPORTED       AS RESTATED
                                                 ----------------   -------------    -------------    -------------
Industrial Development Revenue Bonds tax
   expense....................................   $             --   $      25,000    $          --    $      25,000
Total operating expenses......................         48,151,000      48,176,000       28,824,000       28,849,000
Operating loss................................        (29,600,000)    (29,625,000)        (829,000)        (854,000)
Interest expense..............................          3,492,000       3,493,000        3,313,000        3,316,000
Net interest and other expense................            427,000         428,000          366,000          369,000
Net loss......................................   $    (30,027,000)  $ (30,053,000)   $  (1,195,000)   $  (1,223,000)

         The restatement did not impact the amounts presented in the Consolidated Statements of Cash Flows for net cash provided by (used in) operating activities, net cash used in investing activities or net cash provided by (used in) financing activities, although it did impact certain components of cash flows from operating activities.

         Amounts related to the following items are included in withholding tax assets:

                                                                 MARCH 31,        DECEMBER 31,
                                                                   2002              2001
                                                              --------------    ---------------
Dr. Harlan W. Waksal*....................................     $    9,958,000    $     9,958,000
John B. Landes...........................................          3,384,000          3,384,000
Other....................................................            168,000            168,000
                                                              --------------    ---------------
                                                              $   13,510,000    $    13,510,000
                                                              ==============    ===============

* - In June 2003, Dr. Harlan W. Waksal represented that he has paid the taxes associated with the exercise of these warrants and further agreed to indemnify the Company for any withholding taxes that may be assessed and are attributable to the Company's failure to deduct income and payroll taxes on all warrants, and options that he or his transferee has previously exercised, subject to the consent of Dr. Harlan W. Wakscal, which can not be unreasonably withheld.

         Amounts related to the following items are included in withholding tax liability:

                                                                 MARCH 31,        DECEMBER 31,
                                                                   2002              2001
                                                               --------------    ---------------
Withholding tax related to the exercise of stock options
  and warrants............................................     $   38,349,000    $    38,349,000
Other.....................................................            430,000            430,000
                                                               --------------    ---------------
                                                               $   38,779,000    $    38,779,000
                                                               ==============    ===============

         Amounts related to the following items are included in Industrial Development Revenue Bonds tax liability:

                                                                 MARCH 31,        DECEMBER 31,
                                                                   2002               2001
                                                               --------------    --------------
Tax related to the 1990 IDA Bonds........................      $      637,000    $      612,000
Accrued interest on tax related to the 1990 IDA Bonds....             240,000           239,000
                                                               --------------    --------------
                                                               $      877,000    $      851,000
                                                               ==============    ==============

(3)      WITHHOLDING TAX CONTINGENCIES

         The Company has not recognized withholding tax liabilities in respect of exercises of certain warrants by the Company's then-current and now-former Chairman of the Board, Robert F. Goldhammer, the final of the four officers or directors to whom warrants were issued and previously treated as non-compensatory warrants. Based on the Company's investigation, the Company believes that, although such warrants were compensatory, such warrants were received by Mr. Goldhammer in connection with the performance of services by him in his capacity as a director, rather than as an employee, and, as such, are not subject to tax withholding requirements. In addition, in 1999, Mr. Goldhammer erroneously received a portion of a stock option grant to him in the form of incentive stock options, which under federal law may only be granted to employees. There can be no assurance, however, that the taxing authorities will agree with the Company's position and will not assert that it is liable for the failure to withhold income and employment taxes with respect to the exercise of such warrants and any stock options by Mr. Goldhammer. If the Company became liable for the failure to withhold these taxes on the exercise of such warrants and any stock options by Mr. Goldhammer, the potential liability, exclusive of any interest or penalties, would be approximately $12,600,000.

         The Company has not recognized accruals for penalties and interest that may be imposed with respect to the withholding tax issues described above and other related contingencies, including the period covered by the statute of limitations and the Company's determination of certain exercise dates because it does not believe that losses from such contingencies are probable. With respect to the statute of limitations and the Company's determination of certain exercise dates, while the Company does not believe a loss is probable, there is a potential additional liability with respect to these issues that may be asserted by a taxing authority. If taxing authorities assert such issues and prevail related to these withholding tax issues and other related contingencies, including penalties, the liability which could be imposed by taxing authorities would be substantial. The potential interest on the withholding tax liability recorded on the Company's Consolidated Balance Sheet could be up to a maximum amount of $5,200,000 at March 31, 2002. Potential additional withholding tax liability on other related contingencies amounts to approximately $11,000,000, exclusive of any interest or penalties, and excluding the amount potentially attributable to Mr. Goldhammer noted above.

(4)      PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost and consist of the following:

                                                                                     MARCH 31,       DECEMBER 31,
                                                                                       2002              2001
                                                                                  ---------------  ---------------
Land.........................................................................     $     3,858,000  $     2,733,000
Building and building improvements...........................................          57,062,000       50,720,000
Leasehold improvements.......................................................           8,330,000        8,302,000
Machinery and equipment......................................................          35,108,000       33,057,000
Furniture and fixtures.......................................................           2,073,000        2,031,000
Construction in progress.....................................................          41,414,000       33,080,000
                                                                                  ---------------  ---------------
        Total cost...........................................................         147,845,000      129,923,000
Less accumulated depreciation and amortization...............................         (24,822,000)     (22,675,000)
                                                                                  ---------------  ---------------
Property and equipment, net..................................................     $   123,023,000  $   107,248,000
                                                                                  ===============  ===============

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

         In January 2002, the Company purchased real estate consisting of a 7.5 acre parcel of land located adjacent to the Company's product launch manufacturing facility and pilot facility in Somerville, New Jersey. The real estate includes an existing 50,000 square foot building, 40,000 square feet of which is warehouse space and 10,000 square feet of which is office space. The purchase price for the property and improvements was approximately $7,020,000 of which, approximately $1,125,000 related to the purchase of the land and approximately $5,895,000 related to the purchase of the building and building improvements. The Company intends to use this property for warehousing and logistics for its Somerville campus.

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

(5)      MANUFACTURING CONTRACT SERVICES

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

(7)      NET LOSS PER COMMON SHARE

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

(8)      COMPREHENSIVE INCOME (LOSS)

         The following table reconciles net loss to comprehensive income (loss):

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                  ------------------------------
                                                                                       2002            2001
                                                                                  ---------------  -------------
                                                                                      RESTATED        RESTATED
                                                                                      (NOTE 2)        (NOTE 2)
Net loss.....................................................................     $   (30,053,000) $  (1,223,000)
Other comprehensive income (loss):
   Unrealized holding gain arising during the period.........................             281,000      1,938,000
   Reclassification adjustment for realized (gain) loss included in net loss.            (801,000)        18,000
                                                                                  ---------------  -------------
        Total other comprehensive income (loss)..............................            (520,000)     1,956,000
                                                                                  ---------------  -------------
Total comprehensive income (loss)............................................     $   (30,573,000) $     733,000
                                                                                  ===============  =============

(9)      COLLABORATIVE AGREEMENTS

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

         License fees and milestone revenues consists of the following:

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                  ------------------------------
                                                                                      2002              2001
                                                                                  ---------------  -------------
BMS ERBITUX license fee revenue..............................................     $     6,567,000  $          --
Merck KGaA ERBITUX milestone revenue.........................................                  --     24,000,000
Merck KGaA ERBITUX and BEC2 license fee revenue..............................              96,000         96,000
                                                                                  ---------------  -------------
        Total license fees and milestone revenues............................     $     6,663,000  $  24,096,000
                                                                                  ===============  =============

Collaborative agreement revenue (see note 1) from corporate partners consists of the following:

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                  ------------------------------
                                                                                      2002              2001
                                                                                  ---------------  -------------
BMS reimbursement of ERBITUX research and development ($5,952,000)
   and marketing ($143,000) expenses.........................................     $     6,095,000  $          --
Merck KGaA reimbursement of ERBITUX research and development expenses........             713,000      2,099,000
Merck KGaA reimbursement of ERBITUX product costs for use in clinical
   trials....................................................................           4,309,000      1,030,000
Merck KGaA reimbursement of BEC2 research and development expenses...........             121,000        122,000
                                                                                  ---------------  -------------
        Total collaborative agreement revenue................................     $    11,238,000  $   3,251,000
                                                                                  ===============  =============

         Amounts due from corporate partners consist of the following:

                                                                                    MARCH 31,       DECEMBER 31,
                                                                                      2002              2001
                                                                                  ---------------  -------------
Due from BMS, ERBITUX research and development and marketing expenses........     $     6,130,000  $   6,714,000
Due from Merck KGaA, ERBITUX research and development expenses...............           2,083,000        666,000
Due from Merck KGaA, reimbursement of ERBITUX product costs for use
   in clinical trials........................................................           4,298,000        837,000
Due from Merck KGaA, BEC2 research and development expenses..................             121,000         13,000
                                                                                  ---------------  -------------
        Total amounts due from corporate partners............................     $    12,632,000  $   8,230,000
                                                                                  ===============  =============

         Deferred revenue consists of the following:

                                                                                    MARCH 31,       DECEMBER 31,
                                                                                      2002              2001
                                                                                ---------------  ---------------
BMS, ERBITUX Commercial Agreement............................................   $   330,881,000  $   197,447,000
Merck KGaA, ERBITUX development and license agreement........................         3,722,000        3,778,000
Merck KGaA, BEC2 development and commercialization agreement.................         2,231,000        2,271,000
                                                                                ---------------  ---------------
                                                                                    336,834,000      203,496,000
Less: current portion........................................................       (35,760,000)     (20,683,000)
                                                                                ---------------  ---------------
                                                                                $   301,074,000  $   182,813,000
                                                                                ===============  ===============

(10)     OTHER CONTINGENCIES

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

(11)     CERTAIN RELATED PARTY TRANSACTIONS

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

(12)     STOCKHOLDER RIGHTS PLAN

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

(13)     Convertible Subordinated Notes

         In February 2000, the Company completed a private placement of $240,000,000 in 5 1/2% Convertible Subordinated Notes due March 1, 2005, which notes are outstanding at March 31, 2002. On May 2, 2003, the Company informed the trustee for the Convertible Subordinated Notes of its withholding tax issues and the delay in filing its Annual Report on Form 10-K for the year ended December 31, 2002 and of the Company's intention to satisfy its tax liabilities upon completion of its discussions with the relevant taxing authorities and to file its Form 10-K as soon as possible. The indenture for the Convertible Subordinated Notes includes covenants requiring the Company to timely pay taxes and timely make Exchange Act filings. Under the indenture, there can be no acceleration of payment of the notes until the Company receives a notice of default from the trustee or a specified percentage of the note holders and a 60-day grace period lapses. The Company has not received any such notice. If, at some point in the future, the Company were to receive such a notice and if it was determined at that time that the Company was not in compliance with applicable covenants, the Company intends to and believes it would be able to cure such non-compliance within the 60-day grace period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         As discussed in Note 2 to our Consolidated Financial Statements included herein and below under the "Liquidity and Capital Resources" section, we have restated our Consolidated Financial Statements for the three months ended March 31, 2002 and 2001. All amounts included in this discussion and analysis reflect the effects of the restatement. The following discussion and analysis by our management is provided to identify certain significant factors that affected our financial position and operating results during the periods included in the accompanying financial statements.

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

         Revenue Recognition - We adopted Staff Accounting Bulletin No. 101 ("SAB 101") in the fourth quarter of 2000 with an effective date of January 1, 2000, implementing a change in accounting policy with respect to revenue recognition. Beginning January 1, 2000, non-refundable fees received upon entering into collaborative agreements where the Company has continuing involvement are recorded as deferred revenue and recognized over the estimated service period.

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

         Withholding Taxes - The estimated amounts recorded in the accompanying Consolidated Financial Statements do not include penalties and interest that may be imposed with respect to the withholding tax issues described herein and other related contingencies, including the period covered by the statute of limitations and our determination of certain exercise dates because we do not believe that losses from such contingencies are probable. With respect to the statute of limitations and our determination of certain exercise dates, while we do not believe a loss is probable, there is a potential additional liability with respect to these issues that may be asserted by a taxing authority. However, if our assessment of these withholding tax issues and other related contingencies is incorrect, the liability that could be imposed by taxing authorities may be substantial. The potential interest on the withholding tax liabilities recorded on our Consolidated Balance Sheet could be up to a maximum amount of $5,200,000 at March 31, 2002. Potential additional withholding tax liability on other related contingencies amount to approximately $11,000,000, exclusive of any interest or penalties, and excluding the amount potentially attributable to Mr. Goldhammer noted herein.

         Litigation - We are currently involved in certain legal proceedings as discussed in "Contingencies" Note 10 to the financial statements. In accordance with Statement of Financial Accounting Standards No. 5, no legal reserve has been established in our financial statements for these matters because we do not believe at this time that a loss is probable. However, if we deem it probable that an unfavorable ruling in any such legal proceeding will occur, there exists the possibility of a material adverse impact on the operating results of that period.

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

         Manufacturing Contracts - As summarized under "Manufacturing Contract Services," Note 5 to the financial statements, we have entered into certain development and manufacturing services agreements with Lonza Biologics plc ("Lonza") for the clinical and commercial production of ERBITUX. We have commitments from Lonza to manufacture ERBITUX at the 5,000 liter scale through December 2003. On March 31, 2002, the estimated remaining future commitments under the amended commercial manufacturing services agreement with Lonza were $45,522,000 in 2002 and $24,050,000 in 2003. If ERBITUX were not to receive regulatory approval when anticipated it is possible that a liability would need to be recognized for any remaining commitments to Lonza.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

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

OPERATING EXPENSES

         Total operating expenses for the three months ended March 31, 2002 and 2001 were $48,176,000 and $28,849,000, respectively, an increase of $19,327,000, or 67% in 2002. Operating expenses for the three months ended March 31, 2002 included a $2,250,000 advisor fee associated with completing the amended Commercial Agreement.

OPERATING EXPENSES: RESEARCH AND DEVELOPMENT

         Research and development expenses for the three months ended March 31, 2002 and 2001 were $37,778,000 and $25,096,000, respectively, an increase of $12,682,000 or 51% in 2002. Research and development expenses for the three months ended March 31, 2002 and 2001, as a percentage of total operating expenses, excluding the advisor fee associated with the amended Commercial Agreement and the Industrial Development Revenue Bonds tax expense, in the three months ended March 31, 2002, were 82% and 87%, respectively. Research and development expenses include costs associated with our in-house and collaborative research programs, product and process development expenses, costs to manufacture our product candidates, particularly ERBITUX, prior to any approval that we may obtain of a product candidate for commercial sale or obligations of our corporate partners to acquire product from us, quality assurance and quality control costs, and costs to conduct our clinical trials and associated regulatory activities. Research and development expenses include costs that are reimbursable by our corporate partners. The increase in research and development expenses for the three months ended March 31, 2002 was primarily attributable to (1) the costs associated with full scale production at our product launch manufacturing facility, (2) costs related to the manufacturing services agreements with Lonza, (3) expenditures in the functional areas of product development, and pilot plant manufacturing associated with ERBITUX and
(4) increased expenditures associated with discovery research. We expect research and development costs to increase in future periods as we continue to manufacture ERBITUX prior to any approval of the product that we may obtain for commercial use or until we receive committed purchase obligations of our corporate partners. In the event of such approval or committed purchase obligations from our corporate partners, the subsequent costs associated with manufacturing ERBITUX for supply to E.R. Squibb for commercial use will be included in inventory and expensed as cost of goods sold when sold. We expect research and development costs associated with discovery research and product development also to continue to increase in future periods.

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

OPERATING EXPENSES: INDUSTRIAL DEVELOPMENT REVENUE BONDS TAX EXPENSE

         Industrial Development Revenue Bonds tax expense for each of the three months ended March 31, 2002 and 2001 was $25,000. In April 2003, we discovered that we are in breach of tax covenants in our 1990 IDA Bonds. The Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001 reflect additional withholding tax expense of $25,000 relating to the 1990 IDA Bonds.

INTEREST INCOME, INTEREST EXPENSE AND OTHER (INCOME) EXPENSE

         Interest income was $2,264,000 for the three months ended March 31, 2002 compared with $4,565,000 for the three months ended March 31, 2001, a decrease of $2,301,000, or 50% in 2002. The decrease was primarily attributable to a decrease in interest rates associated with our portfolio of debt securities.

         Interest expense was $3,493,000 and $3,316,000 for the three months ended March 31, 2002 and 2001, respectively, an increase of $177,000 or 5% in 2002. We have increased interest expense by $1,000 and $3,000 for the three months ended March 31, 2002 and 2001, respectively, versus the amounts previously reported. These increases represent additional accrued interest on the 1990 IDA Bonds discussed above. Interest expense for the three months ended March 31, 2002 and 2001 was offset by the capitalization of interest costs of $300,000 and $494,000, respectively, during the construction period of our product launch manufacturing facility and a second commercial manufacturing facility for which design, engineering, and pre-construction costs have been incurred. Interest expense for both periods included (1) interest on the 5 1/2% convertible subordinated notes due March 1, 2005 (the "Convertible Subordinated Notes") issued in February 2000, (2) interest on the outstanding 1990 IDA Bonds and (3) interest recorded on various capital lease obligations under a 1996 financing agreement and a 1998 financing agreement with Finova Technology Finance, Inc. ("Finova"). We recorded gains on securities and investments of $801,000 and losses of $1,618,000 for the three months ended March 31, 2002 and 2001, respectively. The losses on securities and investments for the three months ended March 31, 2001 included a $1,600,000 write-down of our investment in ValiGen N.V.

NET LOSSES

         We had a net loss of $30,053,000 or $0.41 per share for the three months ended March 31, 2002, compared with a net loss of $1,223,000 or $0.02 per share for the three months ended March 31, 2001. The increase in the net loss was due to the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2002, our principal sources of liquidity consisted of cash and cash equivalents and securities available for sale of approximately $415,000,000. From our inception on April 26, 1984 through March 31, 2002, we have financed our operations primarily through the following means:

         - Public and private sales of equity securities and convertible notes in financing transactions have raised approximately $492,652,000 in net proceeds

         - We have earned approximately $97,966,000 from license fees, contract research and development fees, reimbursements from our corporate partners and royalties from collaborative partners. Additionally, we have approximately $336,834,000 in deferred revenue related to up-front payments received from our amended Commercial Agreement for ERBITUX, our ERBITUX development and license agreement with Merck KGaA and our BEC2 development and commercialization agreement with Merck KGaA. These amounts are being recognized as revenue over the expected lives of the respective agreements

         -        We have earned approximately $49,378,000 in interest income

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

         Until September 19, 2006, or earlier upon the occurrence of certain specified events, we may not take any action that constitutes a prohibited action under our stockholder agreement with BMS and Bristol-Meyers Squibb Biologics Company, a Delaware corporation ("BMS Biologics"), which is a wholly-owned subsidiary of BMS, without the consent of the BMS directors. Such prohibited actions include (i) issuing additional shares or securities convertible into shares in excess of 21,473,002 shares of our common stock in the aggregate, subject to certain exceptions; (ii) incurring additional indebtedness if the total of the principal amount of such indebtedness incurred since September 19, 2001 and then-outstanding, and the net proceeds from the issuance of any redeemable preferred stock then-outstanding, would exceed the amount of indebtedness outstanding as of September 19, 2001 by more than $500 million; (iii) acquiring any business if the aggregate consideration for such acquisition, when taken together with the aggregate consideration for all other acquisitions consummated during the previous twelve months, is in excess of 25% of the aggregate value of the Company at the time we enter into the binding agreement relating to such acquisition; (iv) disposing of all or any substantial portion of our non-cash assets; (v) issuing capital stock with more than one vote per share.

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

         Federal and applicable state tax laws require an employer to withhold income taxes at the time of an employee's exercise of non-qualified stock options or warrants issued in connection with the performance of services by the employee. An employer that does not do so is liable for the taxes not withheld if the employee fails to pay his or her taxes for the year in which the non-qualified stock options or warrants are exercised. In 2000 and prior years, we generally did not require the withholding of federal, state or local income taxes and in certain years, employment payroll taxes at the time of the exercise of non-qualified stock options or warrants. Prior to 1996, we did not comply with tax reporting requirements with respect to the exercise of non-qualified stock options or warrants.

         In January 2003, the New York State Department of Taxation and Finance ("New York State") notified us that we were liable for the New York State and City income taxes that were not withheld because one or more of our employees who exercised certain non-qualified stock options in 1999 and 2000 failed to pay New York State and City income taxes for those years. At December 31, 2002, we recorded a gross New York State and City withholding tax liability of approximately $6,800,000. On March 13, 2003, we entered into a closing agreement with New York State, paying $4,500,000 to settle the matter. We believe that substantially all of the underpayment of New York State and City income tax identified by New York State is attributable to the exercise of non-qualified stock options by our former President and Chief Executive Officer, Dr. Samuel D. Waksal.

         On March 13, 2003, we initiated discussions with the Internal Revenue Service ("IRS") relating to federal income taxes on the exercise of non-qualified stock options on which income tax was not properly withheld. Although the IRS has not yet asserted that we are required to make a payment with respect to such failure to withhold, the IRS may assert that such a liability exists, and may further assert that we are liable for interest and penalties. We have requested and received confirmation from all of our current and substantially all of our former employees who exercised non-qualified stock options in 1999 and 2000, on which no income tax was withheld, that they have reported the appropriate amount of income on their tax returns and paid the taxes shown as due on those returns. Based on this information, we determined that all but an insignificant amount of the potential liability for withholding taxes with respect to exercises of non-qualified stock options in 1999 and 2000 is attributed to those amounts related to Dr. Samuel D. Waksal.

         In addition, in the course of our investigation into our potential liability in respect of the non-qualified stock options described above, we identified certain warrants that were granted in 1991 and prior years to current and former officers, directors and advisors (including the four individuals discussed herein) that we previously treated as non-compensatory warrants and thus not subject to tax withholding and information reporting requirements upon exercise. Accordingly, when exercised in 2001 and prior years, we did not deduct income and payroll taxes upon exercise or report applicable information to the taxing authorities. Based on the information discovered in the course of our recent investigation, we now believe that such treatment was incorrect, and that the exercise of such warrants by current and former officers of the Company should have been treated in the same manner for withholding and reporting purposes as the exercise of non-qualified stock options. We have informed the relevant authorities, including the IRS and New York State, of this matter and intend to resolve our liability in respect of these warrants with these taxing authorities in conjunction with our resolution of the matter described above. On June 17, 2003, New York State notified us that, based on the issue identified above, they are continuing a previously conducted audit of the Company and are evaluating the terms of the closing agreement to determine whether or not it should be re-opened.

         On April 2, 2003, we received a request from the SEC for the voluntary production of documents and information relating to the above matters. We are cooperating fully with the SEC, and intend to continue to do so, while also updating the United States Attorney's Office on an ongoing basis.

         One of the officers and directors to whom warrants were issued and previously treated as non-compensatory warrants is Dr. Harlan W. Waksal, the Company's Chief Scientific Officer. In June 2003, Dr. Harlan W. Waksal represented that he has paid the taxes associated with the exercise of these warrants and further agreed to indemnify us for any withholding taxes that may be assessed and are attributable to our failure to deduct income and payroll taxes on all warrants and options that he or his transferee has previously exercised, subject to the consent of Dr. Harlan W. Waksal, which can not be unreasonably withheld.

         Two of the other officers and directors to whom warrants were issued and previously treated as non-compensatory warrants are Dr. Samuel D. Waksal and our former General Counsel, John B. Landes, who entered into a separation agreement with us during October 2002. We have made demands on both of these individuals to pay the taxes associated with the exercise of these warrants and certain non-qualified stock options and to indemnify us against any liability that we may incur to taxing authorities in respect of the warrants or non-qualified stock options that they have previously exercised.

         The Company has not recognized withholding tax liabilities in respect of exercises of certain warrants by our then-current and now-former Chairman of the Board, Robert F. Goldhammer, the final of the four officers or directors to whom warrants were issued and previously treated as non-compensatory warrants. Based on our investigation, we believe that, although such warrants were compensatory, such warrants were received by Mr. Goldhammer in connection with the performance of services by him in his capacity as a director, rather than as an employee, and, as such, are not subject to tax withholding requirements. In addition, in 1999, Mr. Goldhammer erroneously received a portion of a stock option grant to him in the form of incentive stock options, which under federal law may only be granted to employees. There can be no assurance, however, that the taxing authorities will agree with our position and will not assert that we are liable for the failure to withhold income and employment taxes with respect to the exercise of such warrants and any stock options by Mr. Goldhammer. If we were liable for the failure to withhold these taxes on the exercise of such warrants and any stock options by Mr. Goldhammer, the potential liability, exclusive of any interest or penalties, would be approximately $12,600,000.

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

         - level of resources that we devote to the development of marketing and sales capabilities

         - costs involved in filing, prosecuting and enforcing patent claims

         -        technological advances

         - legal costs and the outcome of outstanding legal proceedings and investigations

         -        status of competition

         - our ability to maintain existing corporate collaborations and establish new collaborative arrangements with other companies to provide funding to support these activities

         - the adequacy of our estimates of liabilities for tax-related matters discussed above

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

         Below is a table that presents our contractual obligations and commercial commitments as of March 31, 2002:

                                                                 PAYMENTS DUE BY YEAR
                                       ------------------------------------------------------------------------
                                                                                                     2005 AND
                                          TOTAL           2002           2003           2004        THEREAFTER
                                       ------------   ------------   -----------    ------------   ------------
Long-term debt .....................   $242,200,000   $         --     $       --   $  2,200,000   $240,000,000
Capital lease obligations
    including interest .............        349,000        288,000         61,000             --             --
Operating leases ...................     55,133,000      1,556,000      3,024,000      3,512,000     47,041,000
Construction commitments ...........    102,592,000     55,000,000     47,592,000             --             --
Lonza ..............................     72,510,000     48,460,000     24,050,000             --             --
                                       ------------   ------------   ------------   ------------   ------------
Total contractual cash obligations..   $472,784,000   $105,304,000   $ 74,727,000   $  5,712,000   $287,041,000
                                       ============   ============   ============   ============   ============

         At December 31, 2001, we had net operating loss carryforwards for United States federal income tax purposes of approximately $437,189,000, which expire at various dates from 2002 through 2021. At December 31, 2001 we had research credit carryforwards of approximately $19,415,000, which expire at various dates from 2008 through 2021. Under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation's ability to use net operating loss and research credit carryforwards may be limited if the corporation experiences a change in ownership of more than 50 percentage points within a three-year period. Since 1986, we have experienced two such ownership changes. As a result, we are only permitted to use in any one year approximately $5,159,000 of our available net operating loss carryforwards that occurred prior to February 1996. Similarly, we are limited in using our research credit carryforwards. We have determined that our November 1999 public stock offering, our February 2000 private placement of convertible subordinated notes, our August 2001 issuance of common stock to Merck KGaA associated with an equity milestone payment under the ERBITUX development and license agreement and our September 2001 acquisition agreement with BMS and BMS Biologies, which provided for the tender offer by BMS Biologies to purchase up to 14,392,003 shares of the Company's common stock for $70.00 per share, net to the seller in cash, did not cause an additional ownership change that would further limit the use of our net operating losses and research credit carryforwards. Of our $437,189,000 in net operating loss carry forwards, we have approximately $395,245,000 (of which $390,086,000 will carryforward to 2003) available to use in 2002, approximately $5,159,000 available to use in each year from 2003 through 2010 and approximately $672,000 available to use in 2011. Any of the aforementioned net operating loss carryforwards, which are not utilized, are available for utilization in future years, subject to the statutory expiration dates of such net operating loss carryforwards.

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

CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS--SAFE HARBOR STATEMENT

         Those statements contained herein that do not relate to historical information are forward-looking statements. There can be no assurance that the future results covered by such forward-looking statements will be achieved. Actual results may differ materially due to the risks and uncertainties inherent in our business, including without limitation, the risks and uncertainties associated with completing pre-clinical and clinical trials of our compounds that demonstrate such compounds' safety and effectiveness; obtaining additional financing to support our operations; obtaining and maintaining regulatory approval for such compounds and complying with other governmental regulations applicable to our business; obtaining the raw materials necessary in the development of such compounds; consummating collaborative arrangements with corporate partners for product development; achieving milestones under collaborative arrangements with corporate partners; developing the capacity and ability to manufacture, as well as market and sell our products, either directly or with collaborative partners; developing market demand for and acceptance of such products; competing effectively with other pharmaceutical and biotechnological products; obtaining adequate reimbursement from third-party payors; attracting and retaining key personnel; obtaining and protecting proprietary rights; legal costs and the outcome of outstanding legal proceedings and investigations, including, but not limited to, our investigations pertaining to tax withholding issues; avoiding delisting of our securities on the Nasdaq Stock Market; and those other factors set forth in "Risk Factors" in the Company's most recent Registration Statement and Form 10-K.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits (numbered in accordance with Item 601 of Regulation S-K)

     99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 - Updated

     99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 - Updated

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

                          IMCLONE SYSTEMS INCORPORATED
                         (Registrant)

Date: June 23, 2003       By          /s/ DANIEL S. LYNCH
                             ------------------------------------
                                           Daniel S. Lynch
                          Senior Vice President and Chief Administrative Officer
                                   Acting Chief Executive Officer

Date: June 23, 2003       By        /s/ MICHAEL J. HOWERTON
                             ------------------------------------
                                         Michael J. Howerton
                          Vice President, Finance and Business Development
                            Secretary and Acting Chief Financial Officer

SECTION 302 CERTIFICATIONS -

                                  CERTIFICATION

I, Michael J. Howerton, Vice President, Finance and Business Development, Secretary and Acting Chief Financial Officer of ImClone Systems Incorporated (the "Company"), certify that:

         1. I have reviewed this Amendment No. 1 to our Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002 of the Company;

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; and

                  b) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

Date: June 23, 2003

                                                  /s/ MICHAEL J. HOWERTON
                                                  ---------------------------
                                                  Michael J. Howerton
                                                  Acting Chief Financial Officer

                                  CERTIFICATION

I, Daniel S. Lynch, Senior Vice President, Chief Administrative Officer and Acting Chief Executive Officer of ImClone Systems Incorporated (the "Company"), certify that:

         1. I have reviewed this Amendment No. 1 to our Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002 of the Company;

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; and

                  b) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

Date: June 23, 2003

                                                  /s/ DANIEL S. LYNCH
                                                  --------------------------
                                                  Daniel S. Lynch
                                                  Acting Chief Executive Officer