Form 10-Q/A
period 2002-06-30
IMCLONE SYSTEMS INC/DE
filed 2003-06-23
CIK 765258

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------

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

                                EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 for the purpose of amending and restating
Item 1 of Part I, containing our unaudited consolidated financial statements and related notes as of June 30, 2002 and for the three and six month periods ended June 30, 2002 and 2001. See Notes 2, 3 and 15 to the unaudited consolidated financial statements for further discussion of the restatement and related disclosures. We have also updated Item 2 of Part I, Management Discussion and Analysis of Financial Condition and Results of Operations, to give effect to the restatement. In addition, we have amended Item 6 of Part II to reflect the filing of updated certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and we have filed certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Other than the changes regarding the restatement and related disclosures, no other information in this Amendment No. 1 has been updated to reflect any subsequent information or events since the original filing of this Form 10-Q on August 14, 2002. This Amendment should be read together with our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the U.S. Securities and Exchange Commission on June 23, 2002.

                          IMCLONE SYSTEMS INCORPORATED

                                      INDEX

                                                                                                           PAGE NO.
                                                                                                           --------
PART I - FINANCIAL INFORMATION

    Item 1.        Financial Statements

                   Unaudited Consolidated Balance Sheets - June 30, 2002
                   and December 31, 2001..................................................................      1

                   Unaudited Consolidated Statements of Operations - Three and six months ended
                   June 30, 2002 and 2001.................................................................      2

                   Unaudited Consolidated Statements of Cash Flows - Six months ended
                   June 30, 2002 and 2001.................................................................      3

                   Notes to Unaudited Consolidated Financial Statements...................................      4

    Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations..     17

PART II - OTHER INFORMATION

    Item 6.        Exhibits and Reports on Form 8-K.......................................................     29

                   Signatures.............................................................................     30

                   Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002...............     31

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          IMCLONE SYSTEMS INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)
                                  (UNAUDITED)

                                                                                                       JUNE 30,        DECEMBER 31,
                                                                                                         2002              2001
                                                                                                     ------------      -----------
                                                                                                       RESTATED          RESTATED
                                                                                                       (NOTE 2)          (NOTE 2)
                                                               ASSETS

Current assets:
  Cash and cash equivalents........................................................................  $     65,535       $    38,093
  Securities available for sale....................................................................       286,077           295,893
  Prepaid expenses.................................................................................         5,679             3,891
  Amounts due from corporate partners (Note 9).....................................................        16,562             8,230
  Current portion of withholding tax assets........................................................         9,958                 -
  Other current assets.............................................................................         4,395             3,547
                                                                                                     ------------       -----------
      Total current assets.........................................................................       388,206           349,654
                                                                                                     ------------       -----------
Property and equipment, net........................................................................       145,420           107,248
Patent costs, net..................................................................................         1,632             1,513
Deferred financing costs, net......................................................................         4,556             5,404
Note receivable....................................................................................        10,000            10,000
Withholding tax assets.............................................................................           168            13,510
Other assets.......................................................................................         4,518               383
                                                                                                     ------------       -----------
                                                                                                     $    554,500       $   487,712
                                                                                                     ============       ===========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable.................................................................................  $     14,947       $    16,919
  Accrued expenses.................................................................................        22,660            11,810
  Withholding tax liability........................................................................        38,779            38,779
  Industrial Development Revenue Bonds tax liability...............................................           903               851
  Interest payable.................................................................................         4,442             4,446
  Current portion of deferred revenue (Note 9).....................................................        36,627            20,683
  Current portion of long-term debt ...............................................................         2,200                --
  Current portion of long-term liabilities.........................................................           236               426
                                                                                                     ------------       -----------
      Total current liabilities....................................................................       120,794            93,914
                                                                                                     ------------       -----------

Deferred revenue, less current portion (Note 9)....................................................       298,612           182,813
Long-term debt, less current portion...............................................................       240,000           242,200
Other long-term liabilities, less current portion..................................................            57                79
                                                                                                     ------------       -----------
      Total liabilities............................................................................       659,463           519,006
                                                                                                     ------------       -----------
Commitments and contingencies (Notes 3 and 10)
Stockholders' equity (deficit):
  Preferred stock, $1.00 par value; authorized 4,000,000 shares; reserved 1,200,000 series B
   participating cumulative preferred stock........................................................             -                 -
  Common stock, $.001 par value; authorized 200,000,000 shares; issued 73,573,160 and 73,348,271 at June 30, 2002 and December 31, 2001, respectively; outstanding 73,383,910 and 73,159,021 at
   June 30, 2002 and December 31, 2001, respectively...............................................            74                73
  Additional paid-in capital.......................................................................       345,295           341,735
  Accumulated deficit..............................................................................      (448,709)         (372,157)
  Treasury stock, at cost; 189,250 shares at June 30, 2002 and December 31, 2001...................        (4,100)           (4,100)
  Accumulated other comprehensive income:
    Unrealized gain on securities available for sale...............................................         2,477             3,155
                                                                                                     ------------       -----------
      Total stockholders' deficit .................................................................      (104,963)          (31,294)
                                                                                                     ------------       -----------
                                                                                                     $    554,500       $   487,712
                                                                                                     ============       ===========

           See accompanying notes to consolidated financial statements

                          IMCLONE SYSTEMS INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                                 JUNE 30,                          JUNE 30,
                                                                     ------------------------------    ----------------------------
                                                                          2002             2001             2002            2001
                                                                     --------------   -------------    --------------  ------------
                                                                        RESTATED         RESTATED         RESTATED       RESTATED
                                                                        (NOTE 2)         (NOTE 2)         (NOTE 2)       (NOTE 2)
Revenues:
  License fees and milestone revenue (Note 9).....................      $   1,595        $   3,136       $     8,258      $  27,232
  Research and development funding and royalties..................             38              115               688            763
  Collaborative agreement revenue (Note 9)........................          9,932              644            21,170          3,895
                                                                        ---------        ---------       -----------      ---------
    Total revenues................................................         11,565            3,895            30,116         31,890
                                                                        =========        =========       ===========      =========

Operating expenses:
  Research and development........................................         38,167           24,390            75,945         49,486
  Marketing, general and administrative...........................         16,479            6,223            24,602          9,951
  Write-down of withholding tax assets............................          3,384               --             3,384             --
  Industrial Development Revenue Bonds tax expense................             25               25                50             50
  Expenses associated with the amended Bristol-Myers
    Squibb Company ("BMS") Commercial Agreement...................             --               --             2,250             --
                                                                        ---------        ---------       -----------      ---------
    Total operating expenses......................................         58,055           30,638           106,231         59,487
                                                                        =========        =========       ===========      =========

Operating loss....................................................        (46,490)         (26,743)          (76,115)       (27,597)
                                                                        ---------        ---------       -----------      ---------

Other:
  Interest income.................................................         (2,904)          (3,262)           (5,168)        (7,827)
  Interest expense................................................          3,348            3,200             6,841          6,516
  Loss (gain) on securities and investments.......................           (435)           2,850            (1,236)         4,468
                                                                        ---------        ---------       -----------      ---------

    Net interest and other expense................................              9            2,788               437          3,157
                                                                        ---------        ---------       -----------      ---------

     Net loss.....................................................      $ (46,499)       $ (29,531)      $   (76,552)     $ (30,754)
                                                                        =========        =========       ===========      =========

Net loss per common share:
  Basic and diluted:
    Net loss per common share.....................................      $   (0.63)       $   (0.44)      $     (1.04)     $   (0.46)
                                                                        =========        =========       ===========      =========

Weighted average shares outstanding...............................         73,356           67,051            73,332         66,657
                                                                        =========        =========       ===========      =========

           See accompanying notes to consolidated financial statements

                          IMCLONE SYSTEMS INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                              SIX MONTHS ENDED
                                                                                                                  JUNE 30,
                                                                                                         --------------------------
                                                                                                             2002           2001
                                                                                                         ------------    ----------
                                                                                                           RESTATED       RESTATED
                                                                                                           (NOTE 2)       (NOTE 2)
Cash flows from operating activities:
Net loss..............................................................................................   $    (76,552)   $  (30,754)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
  Depreciation and amortization.......................................................................          4,656         1,558
  Amortization of deferred financing costs............................................................            848           848
  Expense associated with issuance of options and warrants............................................              7           687
  Gain on securities available for sale...............................................................         (1,236)         (908)
  Write-down of investment in Valigen N.V. ...........................................................             --         4,375
  Write-off of convertible promissory note receivable from A.C.T. Group, Inc..........................             --         1,000
  Changes in:
   Prepaid expenses...................................................................................         (1,788)       (1,183)
   Amounts due from corporate partners (including amounts received from BMS of $6,887 for the six
    months ended June 30, 2002).......................................................................         (8,332)           --
   Note receivable - officer..........................................................................             --           (15)
   Other current assets...............................................................................           (848)        2,816
   Withholding tax assets.............................................................................          3,384        (7,119)
   Other assets.......................................................................................         (4,135)          (75)
   Interest payable...................................................................................             (4)            1
   Accounts payable...................................................................................         (1,972)       (4,811)
   Accrued expenses...................................................................................         10,850        (2,026)
   Withholding tax liability..........................................................................             --         7,119
   Industrial Development Revenue Bonds tax liability.................................................             52            56
   Deferred revenue (including amounts received from BMS of $140,000 for the six months ended
    June 30, 2002)....................................................................................        131,743         3,807
   Fees potentially refundable to Merck KGaA..........................................................             --       (28,000)
                                                                                                         ------------    ----------
    Net cash provided by (used in) operating activities...............................................         56,673       (52,624)
                                                                                                         ------------    ----------

Cash flows from investing activities:
  Acquisitions of property and equipment..............................................................        (42,686)      (28,196)
  Purchases of securities available for sale..........................................................       (241,356)      (30,346)
  Sales and maturities of securities available for sale...............................................        251,730        87,646
  Investment in Valigen N.V. .........................................................................             --        (2,000)
  Loan to A.C.T. Group, Inc...........................................................................             --        (1,000)
  Additions to patents................................................................................           (203)         (431)
                                                                                                         ------------    ----------
    Net cash (used in) provided by investing activities...............................................        (32,515)       25,673
                                                                                                         ------------    ----------

Cash flows from financing activities:
  Proceeds from exercise of stock options and warrants................................................          2,745         3,744
  Proceeds from issuance of common stock under the employee stock purchase plan.......................            323           348
  Proceeds from short-swing profit rule...............................................................            486            --
  Purchase of treasury stock..........................................................................             --        (1,830)
  Payment of preferred stock dividends................................................................             --        (5,764)
  Redemption of series A preferred stock..............................................................             --       (20,000)
  Payments of other liabilities.......................................................................           (270)         (357)
                                                                                                         ------------    ----------
    Net cash provided by (used in) financing activities...............................................          3,284       (23,859)
                                                                                                         ------------    ----------
    Net increase (decrease) in cash and cash equivalents..............................................         27,442       (50,810)
Cash and cash equivalents at beginning of period......................................................         38,093        60,325
                                                                                                         ------------    ----------
Cash and cash equivalents at end of period............................................................   $     65,535    $    9,515
                                                                                                         ============    ==========
Supplemental cash flow information:
  Cash paid for interest, including amounts capitalized of $780 and $1,120 for the six months ended
   June 30, 2002 and 2001, respectively...............................................................   $      6,776    $    6,781
                                                                                                         ============    ==========
  Non-cash financing activity:
   Capital asset and lease obligation addition........................................................   $         58    $       --
                                                                                                         ============    ==========

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

(2) RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

     The Company has restated its Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001, primarily to reflect a withholding tax liability and withholding tax assets primarily relating to the exercises of certain non-qualified stock options and compensatory warrants described below. The restatement includes recording withholding tax assets of $10,126,000 and $13,510,000 as of June 30, 2002 and December 31, 2001, respectively; a withholding tax liability of $38,779,000 as of June 30, 2002 and December 31, 2001; an Industrial Development Revenue Bonds tax liability of $903,000 and $851,000 as of June 30, 2002 and December 31, 2001, respectively; a cumulative increase to accumulated deficit of $29,556,000 as of June 30, 2002; and a cumulative increase to accumulated deficit of $26,120,000 as of December 31, 2001. The $26,120,000 increase to accumulated deficit reflects the fourth quarter 2001 write-down of the $25,269,000 asset noted below regarding Dr. Samuel D. Waksal and $851,000 in additional tax expense and interest expense for the years 1995 through 2001 in connection with its outstanding Industrial Development Revenue Bonds issued in 1990 (the "1990 IDA Bonds").

     The Company has restated its Consolidated Statements of Operations for the three and six months ended June 30, 2002, primarily to reflect the write-down of the $3,384,000 withholding tax asset discussed below. In addition, the Company has restated its Consolidated Statements of Operations for the three and six months ended June 30, 2002 and 2001 to reflect the additional tax expense and interest expense for the 1990 IDA Bonds. Due to the restatement, the net loss for the three and six months ended June 30, 2002 increased to $46,499,000 and $76,552,000 from $43,089,000 and $73,116,000, respectively; and the basic and diluted net loss per common share increased to $0.63 and $1.04 from $0.59 and $1.00, respectively. Also due to the restatement, the net loss for the three and six months ended June 30, 2001 increased to $29,531,000 and $30,754,000 from $29,503,000 and $30,698,000, respectively; with no impact on the basic and diluted net loss per common share.

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

         In April 2003, the Company discovered that it is in breach of certain covenants in its outstanding 1990 IDA Bonds. These bonds are tax-exempt and the Company is required to continue to use the proceeds for a qualified tax-exempt purpose (in this case, manufacturing), until maturity. These bonds, in principal amount of $2,200,000, bearing 11.25% annual interest, mature on May 1, 2004. While the bond proceeds were originally used for manufacturing purposes, a recent internal investigation concluded that in August 1995, this qualified purpose was abandoned and the proceeds have been used for a non-qualified purpose in later periods. As a result, the bond proceeds likely became taxable to the bondholders in August 1995. The Company is required to indemnify the bondholders from any taxes imposed upon them. The Company intends to attempt to settle any tax liability directly with the relevant taxing authorities using procedures established for that purpose. Based on the Company's understanding of these procedures, the Company has recognized a tax liability of $903,000 and $851,000 on the Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001, respectively. The Company recorded Industrial Development Revenue Bonds tax expense of $50,000 for the six months ended June 30, 2002 and 2001, and interest expense of $2,000 and $6,000 for the same periods, respectively. On May 22, 2003, the Company notified the bond trustee of its intent to redeem in full the bonds by repaying the principal amount plus accrued and unpaid interest and has reclassified this debt to current liabilities on the Consolidated Balance Sheet as of June 30, 2002. This redemption is scheduled to occur on June 30, 2003.

    The following tables present the impact of the restatement on a condensed basis:

                                                                 JUNE 30, 2002                      DECEMBER 31, 2001
                                                       ---------------------------------   --------------------------------
                                                        AS PREVIOUSLY                       AS PREVIOUSLY
CONSOLIDATED BALANCE SHEETS                               REPORTED         AS RESTATED        REPORTED        AS RESTATED
                                                          --------         -----------        --------        -----------
Current portion of employee withholding tax assets..   $            --   $     9,958,000   $            --   $           --
Total current assets................................       378,248,000       388,206,000       349,654,000      349,654,000
Withholding tax assets..............................                --           168,000                --       13,510,000
Total assets........................................       544,374,000       554,500,000       474,202,000      487,712,000
Withholding tax liability...........................                --        38,779,000                --       38,779,000
Industrial Development Revenue Bonds tax liability..                --           903,000                --          851,000
Current portion of long-term debt...................                --         2,200,000                --               --
Total current liabilities...........................        78,912,000       120,794,000        54,284,000       93,914,000
Long-term debt, less current portion................       242,200,000       240,000,000       242,200,000      242,200,000
Total liabilities...................................       619,781,000       659,463,000       479,376,000      519,006,000
Accumulated deficit.................................      (419,153,000)     (448,709,000)     (346,037,000)    (372,157,000)
Total stockholders' deficit.........................       (75,407,000)     (104,963,000)       (5,174,000)     (31,294,000)
Total liabilities and stockholders' deficit.........   $   544,374,000   $   554,500,000   $   474,202,000   $  487,712,000

                                                               THREE MONTHS ENDED                  THREE MONTHS ENDED
                                                                 JUNE 30, 2002                        JUNE 30, 2001
                                                       ---------------------------------   --------------------------------
                                                        AS PREVIOUSLY                       AS PREVIOUSLY
CONSOLIDATED STATEMENTS OF OPERATIONS                     REPORTED         AS RESTATED        REPORTED         AS RESTATED
                                                          --------         -----------        --------         -----------
Write-down of withholding tax assets................   $            --   $     3,384,000   $            --   $           --
Industrial Development Revenue Bonds tax expense....                --            25,000                --           25,000
Total operating expenses............................        54,646,000        58,055,000        30,613,000       30,638,000
Operating loss......................................       (43,081,000)      (46,490,000)      (26,718,000)     (26,743,000)
Interest expense....................................         3,347,000         3,348,000         3,197,000        3,200,000
Net interest and other expense......................             8,000             9,000         2,785,000        2,788,000
Net loss............................................   $   (43,089,000)  $   (46,499,000)  $   (29,503,000)  $  (29,531,000)
Net loss per common share...........................   $         (0.59)  $         (0.63)  $         (0.44)  $        (0.44)

                                                                SIX MONTHS ENDED                    SIX MONTHS ENDED
                                                                 JUNE 30, 2002                        JUNE 30, 2001
                                                       ---------------------------------   --------------------------------
                                                        AS PREVIOUSLY                       AS PREVIOUSLY
CONSOLIDATED STATEMENTS OF OPERATIONS                      REPORTED         AS RESTATED       REPORTED         AS RESTATED
                                                           --------         -----------       --------         -----------
Write-down of withholding tax assets................   $            --   $     3,384,000   $            --   $           --
Industrial Development Revenue Bond tax expense.....                --            50,000                --           50,000
Total operating expenses............................       102,797,000       106,231,000        59,437,000       59,487,000
Operating loss......................................       (72,681,000)      (76,115,000)      (27,547,000)     (27,597,000)
Interest expense....................................         6,839,000         6,841,000         6,510,000        6,516,000
Net interest and other expense......................           435,000           437,000         3,151,000        3,157,000
Net loss............................................   $   (73,116,000)  $   (76,552,000)  $   (30,698,000)  $  (30,754,000)
Net loss per common share...........................   $         (1.00)  $         (1.04)  $         (0.46)  $        (0.46)

         The restatement did not impact the amounts presented in the Consolidated Statements of Cash Flows for net cash provided by (used in) operating activities, net cash (used in) provided by investing activities or net cash provided by (used in) financing activities, although it did impact certain components of cash flows from operating activities.

         Amounts related to the following items are included in withholding tax assets:

                                                                JUNE 30,         DECEMBER 31,
                                                                  2002               2001
                                                            ---------------     --------------
Dr. Harlan W. Waksal*....................................   $     9,958,000     $    9,958,000
John B. Landes...........................................                --          3,384,000
Other....................................................           168,000            168,000
                                                            ---------------     --------------
                                                                 10,126,000         13,510,000
Less: Current portion                                            (9,958,000)                --
                                                            ---------------     --------------
                                                             $      168,000     $   13,510,000
                                                            ===============     ==============

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

         Amounts related to the following items are included in withholding tax liability:

                                                               JUNE 30,          DECEMBER 31,
                                                                 2002               2001
                                                            ---------------     --------------
Withholding tax related to the exercise of stock options
  and warrants...........................................   $    38,349,000     $   38,349,000
Other....................................................           430,000            430,000
                                                            ---------------     --------------
                                                            $    38,779,000     $   38,779,000
                                                            ===============     ==============

         Amounts related to the following items are included in Industrial Development Revenue Bonds tax liability:

                                                               JUNE 30,           DECEMBER 31,
                                                                 2002                2001
                                                            ---------------     --------------
Tax related to the 1990 IDA Bonds........................   $       662,000     $      612,000
Accrued interest on tax related to the 1990 IDA Bonds....           241,000            239,000
                                                            ---------------     --------------
                                                            $       903,000     $      851,000
                                                            ===============     ==============

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

         The Company has not recognized accruals for penalties and interest that may be imposed with respect to the withholding tax issues described above and other related contingencies, including the period covered by the statute of limitations and the Company's determination of certain exercise dates because it does not believe that losses from such contingencies are probable. With respect to the statute of limitations and the Company's determination of certain exercise dates, while the Company does not believe a loss is probable, there is a potential additional liability with respect to these issues that may be asserted by a taxing authority. If taxing authorities assert such issues and prevail related to these withholding tax issues and other related contingencies, including penalties, the liability which could be imposed by taxing authorities would be substantial. The potential interest on the withholding tax liability recorded on the Company's Consolidated Balance Sheet could be up to a maximum amount of $5,900,000 at June 30, 2002. Potential additional withholding tax liability on other related contingencies amounts to approximately $11,000,000, exclusive of any interest or penalties, and excluding the amount potentially attributable to Mr. Goldhammer noted above.

(4) PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost and consist of the following:

                                                                    JUNE 30,        DECEMBER 31,
                                                                      2002              2001
                                                                ---------------   ---------------
Land.....................................................       $     4,899,000   $     2,733,000
Building and building improvements.......................            61,306,000        50,720,000
Leasehold improvements...................................             8,367,000         8,302,000
Machinery and equipment..................................            37,131,000        33,057,000
Furniture and fixtures...................................             2,088,000         2,031,000
Construction in progress.................................            58,876,000        33,080,000
                                                                ---------------   ---------------
      Total cost.........................................           172,667,000       129,923,000
Less accumulated depreciation and amortization...........           (27,247,000)      (22,675,000)
                                                                ---------------   ---------------
Property and equipment, net..............................       $   145,420,000   $   107,248,000
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

(7) NET LOSS PER COMMON SHARE

    Basic and diluted net loss per common share are computed based on the net loss for the relevant period, divided by the weighted average number of common shares outstanding during the period. For purposes of the diluted loss per share calculation, the exercise or conversion of all potential common shares is not included since their effect would be anti-dilutive for all periods presented. As of June 30, 2002, and 2001, the Company had approximately 16,897,000 and 18,238,000, respectively, potential common shares outstanding which represent new shares, which could be issued under convertible debt, stock options, and stock warrants.

(8) COMPREHENSIVE INCOME (LOSS)

    The following table reconciles net loss to comprehensive income (loss):

                                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                           JUNE 30,                           JUNE 30,
                                                              ---------------------------------   --------------------------------
                                                                    2002              2001             2002              2001
                                                              ---------------   ---------------   --------------   ---------------
                                                                  RESTATED         RESTATED          RESTATED          RESTATED
                                                                  (NOTE 2)         (NOTE 2)          (NOTE 2)          (NOTE 2)
Net loss....................................................  $   (46,499,000)  $   (29,531,000)  $  (76,552,000)  $   (30,754,000)
Other comprehensive income (loss):
  Unrealized holding gain arising during the period.........          277,000            17,000          558,000         1,955,000
  Reclassification adjustment for realized gain included in
   net loss.................................................         (435,000)         (926,000)      (1,236,000)         (908,000)
                                                              ---------------   ---------------   --------------   ---------------
    Total other comprehensive income (loss).................         (158,000)         (909,000)        (678,000)        1,047,000
                                                              ---------------   ---------------   --------------   ---------------
Total comprehensive loss....................................  $   (46,657,000)  $   (30,440,000)  $  (77,230,000)  $   (29,707,000)
                                                              ===============   ===============  ===============   ===============

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

    License fees and milestone revenues consist of the following:

                                                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                              JUNE 30,                         JUNE 30,
                                                                   -----------------------------    ------------------------------
                                                                        2002            2001             2002             2001
                                                                   -------------   -------------    -------------    -------------
BMS ERBITUX license fee revenue..................................  $   1,499,000   $          --    $   8,066,000    $          --
Merck KGaA ERBITUX milestone revenue.............................             --       2,000,000               --       26,000,000
Merck KGaA BEC2 milestone revenue................................             --       1,000,000               --        1,000,000
Merck KGaA ERBITUX and BEC2 license fee revenue..................         96,000          96,000          192,000          192,000
Other............................................................             --          40,000               --           40,000
                                                                   -------------   -------------    -------------    -------------
    Total license fees and milestone revenues....................  $   1,595,000   $   3,136,000    $   8,258,000    $  27,232,000
                                                                   =============   =============    =============    =============

    Collaborative agreement revenue (see note 1) from corporate partners consists of the following:

                                                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                             JUNE 30,                          JUNE 30,
                                                                   -----------------------------    ------------------------------
                                                                       2002             2001             2002             2001
                                                                   -------------   -------------    -------------    -------------
BMS, reimbursable ERBITUX research and development expenses......  $   1,740,000   $          --    $   7,692,000    $          --
BMS, reimbursable ERBITUX marketing expenses.....................        686,000              --          829,000               --
Merck KGaA, reimbursable ERBITUX research and development
  expenses.......................................................        656,000          68,000        1,369,000        2,167,000
Merck KGaA, reimbursable ERBITUX product costs for use in
  clinical trials................................................      6,544,000         393,000       10,853,000        1,423,000
Merck KGaA, reimbursable administrative expenses.................        273,000         183,000          273,000          183,000
Merck KGaA, reimbursable BEC2 research and development expenses..         33,000              --          154,000          122,000
                                                                   -------------   -------------    -------------    -------------
   Total collaborative agreement revenue.........................  $   9,932,000   $     644,000    $  21,170,000    $   3,895,000
                                                                   =============   =============    =============    =============

    Amounts due from corporate partners consist of the following:

                                                                                                   JUNE 30,        DECEMBER 31,
                                                                                                     2002             2001
                                                                                              ----------------    -------------
Due from BMS, ERBITUX research and development and marketing expenses......................   $      8,157,000    $   6,714,000
Due from Merck KGaA, ERBITUX research and development and administrative expenses..........          1,604,000          666,000
Due from Merck KGaA, reimbursement of ERBITUX manufacturing costs for use in clinical
  trials...................................................................................          6,768,000          837,000
Due from Merck KGaA, BEC2 research and development expenses................................             33,000           13,000
                                                                                              ----------------    -------------
   Total amounts due from corporate partners...............................................   $     16,562,000    $   8,230,000
                                                                                              ================    =============

    Deferred revenue consists of the following:

                                                                                                  JUNE 30,         DECEMBER 31,
                                                                                                    2002              2001
                                                                                              ----------------    -------------
BMS, ERBITUX Commercial Agreement..........................................................   $    329,382,000    $ 197,447,000
Merck KGaA, ERBITUX development and license agreement......................................          3,667,000        3,778,000
Merck KGaA, BEC2 development and commercialization agreement...............................          2,190,000        2,271,000
                                                                                              ----------------    -------------
                                                                                                   335,239,000      203,496,000
Less: current portion......................................................................        (36,627,000)     (20,683,000)
                                                                                              ----------------    -------------
                                                                                              $    298,612,000    $ 182,813,000
                                                                                              ================    =============

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

(13) SEPARATION AGREEMENT

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

(14) 2002 STOCK OPTION PLAN

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

(15) CONVERTIBLE SUBORDINATED NOTES

     In February 2000, the Company completed a private placement of $240,000,000 in 5 1/2% Convertible Subordinated Notes due March 1, 2005, which notes are outstanding at June 30, 2002. On May 2, 2003, the Company informed the trustee for the Convertible Subordinated Notes of its withholding tax issues and the delay in filing its Annual Report on Form 10-K for the year ended December 31, 2002 and of the Company's intention to satisfy its tax liabilities upon completion of its discussions with the relevant taxing authorities and to file its Form 10-K as soon as possible. The indenture for the Convertible Subordinated Notes includes covenants requiring the Company to timely pay taxes and timely make Exchange Act filings. Under the indenture, there can be no acceleration of payment of the notes until the Company receives a notice of default from the trustee or a specified percentage of the note holders and a 60-day grace period lapses. The Company has not received any such notice. If, at some point in the future, the Company were to receive such a notice and if it was determined at that time that the Company was not in compliance with applicable covenants, the Company intends to and believes it would be able to cure such non-compliance within the 60-day grace period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         As discussed in Note 2 to our Consolidated Financial Statements included herein and below under the "Liquidity and Capital Resources" section, we have restated our Consolidated Financial Statements for the three and six months ended June 30, 2002 and 2001. All amounts included in this discussion and analysis reflect the effects of the restatement. The following discussion and analysis by our management is provided to identify certain significant factors that affected our financial position and operating results during the periods included in the accompanying financial statements.

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

         Withholding Taxes - The estimated amounts recorded in the accompanying Consolidated Financial Statements do not include penalties and interest that may be imposed with respect to the withholding tax issues described herein and other related contingencies, including the period covered by the statute of limitations and our determination of certain exercise dates because we do not believe that losses from such contingencies are probable. With respect to the statute of limitations and our determination of certain exercise dates, while we do not believe a loss is probable, there is a potential additional liability with respect to these issues that may be asserted by a taxing authority. However, if our assessment of these withholding tax issues and other related contingencies is incorrect, the liability that could be imposed by taxing authorities may be substantial. The potential interest on the withholding tax liabilities recorded on our Consolidated Balance Sheet could be up to a maximum amount of $5,900,000 at June 30, 2002. Potential additional withholding tax liability on other related contingencies amount to approximately $11,000,000, exclusive of any interest or penalties, and excluding the amount potentially attributable to Mr. Goldhammer noted herein.

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

         Long-Lived Assets - We review long-lived assets for impairment when events or changes in business conditions indicate that their full carrying value may not be recovered. Assets are considered to be impaired and written down to fair value if expected associated undiscounted cash flows are less than carrying amounts. Fair value is generally determined as the present value of the expected associated cash flows. We recently built a product launch manufacturing facility and are building a second commercial manufacturing facility and a logistics and warehousing facility, which are summarized in Note 4 to the financial statements. The product launch manufacturing facility is dedicated to the clinical and commercial production of ERBITUX and the second commercial manufacturing facility will be a multi-use production facility. ERBITUX is currently being produced for clinical trials and potential commercialization. The logistics and warehousing facility will be the primary storage location for ERBITUX. We believe that ERBITUX will ultimately be approved for commercialization. As such, we believe that the full carrying value of both the product launch manufacturing facility and the second commercial manufacturing facility and the logistics and warehouse facility will be recovered. Changes in business conditions in the future could change our judgments about the carrying value of these facilities, which could result in the recognition of material impairment losses.

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

SIX MONTHS ENDED JUNE 30, 2002 AND 2001

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

OPERATING EXPENSES

    Total operating expenses for the six months ended June 30, 2002 and 2001 were $106,231,000 and $59,487,000, respectively, an increase of $46,744,000, or
79% in 2002. Operating expenses for the six months ended June 30, 2002 included a $2,250,000 advisor fee associated with completing the amended Commercial Agreement.

OPERATING EXPENSES: RESEARCH AND DEVELOPMENT

    Research and development expenses for the six months ended June 30, 2002 and 2001 were $75,945,000 and $49,486,000, respectively, an increase of $26,459,000 or 53% in 2002. Research and development expenses for the six months ended June 30, 2002 and 2001, as a percentage of total operating expenses, excluding the advisor fee associated with the amended Commercial Agreement, the write-down of withholding tax assets and the Industrial Development Revenue Bonds tax expense, in the six months ended June 30, 2002, were 76% and 83%, respectively. Research and development expenses include costs associated with our in-house and collaborative research programs, product and process development expenses, costs to manufacture our product candidates, particularly ERBITUX, prior to any approval that we may obtain of a product candidate for commercial sale or obligations of our corporate partners to acquire product from us, quality assurance and quality control costs, and costs to conduct our clinical trials and associated regulatory activities. Research and development expenses include costs that are reimbursable by our corporate partners. The increase in research and development expenses for the six months ended June 30, 2002 was primarily attributable to (1) the costs associated with full scale production at our product launch manufacturing facility, (2) costs related to the manufacturing services agreements with Lonza, (3) expenditures in the functional areas of product development and pilot plant manufacturing associated with ERBITUX and our antibody-based angiogenesis inhibitor product candidate for the treatment of cancer, IMC-2C6 and (4) increased expenditures associated with discovery research. We expect research and development costs to increase in future periods as we continue to manufacture ERBITUX prior to any approval of the product that we may obtain for commercial use or until we receive committed purchase obligations of our corporate partners. In the event of such approval or committed purchase obligations from our corporate partners, the subsequent costs associated with manufacturing ERBITUX for supply to E.R. Squibb for commercial use will be included in inventory and expensed as cost of goods sold when sold. We expect research and development costs associated with discovery research and product development also to continue to increase in future periods.

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

OPERATING EXPENSE:  WRITE-DOWN OF WITHHOLDING TAX ASSETS

    The write-down of withholding tax assets for the six months ended June 30, 2002 was $3,384,000 to reflect the write-down of the asset attributable to our former General Counsel, John B. Landes. Based on the limited information available to us, due to the decrease in our stock price during 2002 and corresponding decrease in the value of Mr. Landes' ownership of the Company's securities, we determined that recoverability of the asset became doubtful and therefore the asset write-down was recorded during the second quarter of 2002.


OPERATING EXPENSES: INDUSTRIAL DEVELOPMENT REVENUE BONDS TAX EXPENSE

    Industrial Development Revenue Bonds tax expense for each of the six months ended June 30, 2002 and 2001 was $50,000. In April 2003, we discovered that we are in breach of tax covenants in our 1990 IDA Bonds. The Consolidated Statements of Operations for the six months ended June 30, 2002 and 2001 reflect additional withholding tax expense of $50,000 relating to the 1990 IDA Bonds.

INTEREST INCOME, INTEREST EXPENSE AND OTHER (INCOME) EXPENSE

         Interest income was $5,168,000 for the six months ended June 30, 2002 compared with $7,827,000 for the six months ended June 30, 2001, a decrease of $2,659,000, or 34% in 2002. The decrease was primarily attributable to a decrease in interest rates associated with our portfolio of debt securities.

         Interest expense was $6,841,000 and $6,516,000 for the six months ended June 30, 2002 and 2001, respectively, an increase of $325,000 or 5% in 2002. We have increased interest expense by $2,000 and $6,000 for the six months ended June 30, 2002 and 2001, respectively, versus the amounts previously reported. These increases represent additional accrued interest on the 1990 IDA Bonds discussed above. Interest expense for the six months ended June 30, 2002 and 2001 was offset by the capitalization of interest costs of $780,000 and $1,120,000, respectively, during the construction period of our product launch manufacturing facility and a second commercial manufacturing facility for which design, engineering, and pre-construction costs have been incurred. Interest expense for both periods included (1) interest on the 5 -1/2% convertible subordinated notes due March 1, 2005 (the "Convertible Subordinated Notes") issued in February 2000, (2) interest on the outstanding 1990 IDA Bonds and (3) interest recorded on various capital lease obligations under a 1996 financing agreement and a 1998 financing agreement with Finova Technology Finance, Inc. ("Finova"). We recorded gains on securities and investments of $1,236,000 and losses of $4,467,000 for the six months ended June 30, 2002 and 2001, respectively. The losses on securities and investments for the six months ended June 30, 2001 included $4,375,000 in write-downs of our investment in ValiGen N.V. and a $1,000,000 write-off of our convertible promissory note from A.C.T. Group, Inc.

NET LOSSES

         We had a net loss of $76,552,000 or $1.04 per share for the six months ended June 30, 2002, compared with a net loss of $30,754,000 or $0.46 per share for the six months ended June 30, 2001. The increase in the net loss was due to the factors noted above.

THREE MONTHS ENDED JUNE 30, 2002 AND 2001

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

OPERATING EXPENSES

         Total operating expenses for the three months ended June 30, 2002 and 2001 were $58,055,000 and $30,638,000, respectively, an increase of $27,417,000, or 89% in 2002.

OPERATING EXPENSES: RESEARCH AND DEVELOPMENT

    Research and development expenses for the three months ended June 30, 2002 and 2001 were $38,167,000 and $24,390,000, respectively, an increase of $13,777,000 or 56% in 2002. Such amounts for the three months ended June 30, 2002 and 2001 represented 70% and 80%, respectively, of total operating expenses, excluding the write-down of withholding tax assets and the Industrial Development Revenue Bonds tax expense. Research and development expenses include costs associated with our in-house and collaborative research programs, product and process development expenses, costs to manufacture our product candidates, particularly ERBITUX, prior to any approval that we may obtain of a product candidate for commercial sale or obligations of our corporate partners to acquire product from us, quality assurance and quality control costs, and costs to conduct our clinical trials and associated regulatory activities. Research and development expenses include costs that are reimbursable by our corporate partners. The increase in research and development expenses for the three months ended June 30, 2002 was primarily attributable to (1) the costs associated with full scale production at our product launch manufacturing facility, (2) costs related to the manufacturing services agreements with Lonza, (3) expenditures in the functional areas of product development and pilot plant manufacturing associated with ERBITUX and IMC-2C6 and (4) increased expenditures associated with discovery research. We expect research and development costs to increase in future periods as we continue to manufacture ERBITUX prior to any approval of the product that we may obtain for commercial use or until we receive committed purchase obligations of our corporate partners. In the event of such approval or committed purchase obligations from our corporate partners, the subsequent costs associated with manufacturing ERBITUX for supply to E.R. Squibb for commercial use will be included in inventory and expensed as cost of goods sold when sold. We expect research and development costs associated with discovery research and product development also to continue to increase in future periods.

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

OPERATING EXPENSE:  WRITE-DOWN OF WITHHOLDING TAX ASSETS

    The write-down of withholding tax assets for the three months ended June 30, 2002 was $3,384,000 to reflect the write-down of the asset attributable to our former General Counsel, John B. Landes. Based on the limited information available to us, due to the decrease in our stock price during 2002 and corresponding decrease in the value of Mr. Landes' ownership of the Company's securities, we determined that recoverability of the asset became doubtful and therefore the asset write-down was recorded during the second quarter of 2002.

OPERATING EXPENSES: INDUSTRIAL DEVELOPMENT REVENUE BONDS TAX EXPENSE

    Industrial Development Revenue Bonds tax expense for each of the three months ended June 30, 2002 and 2001 was $25,000. In April 2003, we discovered that we are in breach of tax covenants in our 1990 IDA Bonds. The Consolidated Statements of Operations for the three months ended June 30, 2002 and 2001 reflect additional withholding tax expense of $25,000 relating to the 1990 IDA Bonds.

INTEREST INCOME, INTEREST EXPENSE AND OTHER (INCOME) EXPENSE

    Interest income was $2,904,000 for the three months ended June 30, 2002 compared with $3,262,000 for the three months ended June 30, 2001, a decrease of $358,000, or 11% in 2002. The decrease was primarily attributable to a decrease in interest rates associated with our portfolio of debt securities.

         Interest expense was $3,348,000 and $3,200,000 for the three months ended June 30, 2002 and 2001, respectively, an increase of $148,000 or 5% in 2002. We have increased interest expense by $1,000 and $3,000 for the three months ended June 30, 2002 and 2001, respectively, versus the amounts previously reported. These increases represent additional accrued interest on the 1990 IDA Bonds discussed above. Interest expense for the three months ended June 30, 2002 and 2001 was offset by the capitalization of interest costs of $481,000 and $626,000, respectively, during the construction period of our product launch manufacturing facility and a second commercial manufacturing facility for which design, engineering, and pre-construction costs have been incurred. Interest expense for both periods included (1) interest on the Convertible Subordinated Notes issued in February 2000, (2) interest on the outstanding 1990 IDA Bonds and (3) interest recorded on various capital lease obligations under a 1996 financing agreement and a 1998 financing agreement with Finova. We recorded gains on securities and investments of $435,000 and losses of $2,850,000 for the three months ended June 30, 2002 and 2001, respectively. The losses on securities and investments for the three months ended June 30, 2001 included a $2,775,000 write-down of our investment in ValiGen N.V and a $1,000,000 write-off of our convertible promissory note from A.C.T. Group, Inc.

NET LOSSES

         We had a net loss of $46,499,000 or $0.63 per share for the three months ended June 30, 2002, compared with a net loss of $29,531,000 or $0.44 per share for the three months ended June 30, 2001. The increase in the net loss was due to the factors noted above.

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

    Federal and state tax laws require an employer to withhold income taxes at the time of an employee's exercise of non-qualified stock options or warrants issued in connection with the performance of services by the employee. An employer that does not do so is liable for the taxes not withheld if the employee fails to pay his or her taxes for the year in which the non-qualified stock options or warrants are exercised. In 2000 and prior years, we generally did not require the withholding of federal, state or local income taxes and in certain years, employment payroll taxes at the time of the exercise of non-qualified stock options or warrants. Prior to 1996, we did not comply with tax reporting requirements with respect to the exercise of non-qualified stock options or warrants.

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

    On March 13, 2003, we initiated discussions with the Internal Revenue Service ("IRS") relating to federal income taxes on the exercise of non-qualified stock options on which income tax was not properly withheld. Although the IRS has not yet asserted that we are required to make a payment with respect to such failure to withhold, the IRS may assert that such a liability exists, and may further assert that we are liable for interest and penalties. We have requested and received confirmation from all of our current and substantially all of our former employees who exercised non-qualified stock options in 1999 and 2000 on which no income tax was withheld, that they have reported the appropriate amount of income on their tax returns and paid the taxes shown as due on those returns. Based on this information, we determined that all but an insignificant amount of the potential liability for withholding taxes with respect to exercises of non-qualified stock options in 1999 and 2000 is attributed to those amounts related to Dr. Samuel D. Waksal.

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

          One of the officers and directors to whom warrants were issued and previously treated as non-compensatory warrants is Dr. Harlan W. Waksal, the Company's Chief Scientific Officer. In June 2003, Dr. Harlan Waksal represented that he has paid the taxes associated with the exercise of these warrants and represented that he further agreed to indemnify us for any withholding taxes that may be assessed and are attributable to our failure to deduct income and payroll taxes on all warrants and options that he or his transferee has previously exercised, subject to the consent of Dr. Harlan W. Waksal, which can not be unreasonably withheld.

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

         Below is a table that presents our contractual obligations and commercial commitments as of June 30, 2002:

                                                                         PAYMENTS DUE BY YEAR
                                               ------------------------------------------------------------------------
                                                                                                             2005 AND
                                                  TOTAL           2002           2003           2004        THEREAFTER
                                               ------------   ------------   ------------   ------------   ------------
Current portion of long-term debt ..........   $  2,200,000   $         --   $  2,200,000   $         --   $         --
Long-term debt, less current portion........    240,000,000             --             --             --    240,000,000
Capital lease obligations including interest        299,000        170,000         76,000         15,000         38,000
Operating leases ...........................     54,637,000      1,020,000      3,024,000      3,521,000     47,072,000
Construction commitments ...................     62,987,000     23,208,000     38,287,000      1,492,000             --
Lonza ......................................     63,385,000     39,335,000     24,050,000             --             --
                                               ------------   ------------   ------------   ------------   ------------
Total contractual cash obligations .........   $423,508,000   $ 63,733,000   $ 67,637,000   $  5,028,000   $287,110,000
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

SECTION 302 CERTIFICATIONS -

                                  CERTIFICATION

I, Michael J. Howerton, Vice President, Finance and Business Development, Secretary and Acting Chief Financial Officer of ImClone Systems Incorporated (the "Company"), certify that:

         1. I have reviewed this Amendment No. 1 to our Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002 of the Company;

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

Date: June 23, 2003

                                                 /s/ MICHAEL J. HOWERTON
                                                 ---------------------------
                                                 Michael J. Howerton
                                                 Acting Chief Financial Officer

                                  CERTIFICATION

I, Daniel S. Lynch, Senior Vice President, Chief Administrative Officer and Acting Chief Executive Officer of ImClone Systems Incorporated (the "Company"), certify that:

         1. I have reviewed this Amendment No. 1 to our Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002 of the Company;

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