Form 10-Q/A
period 2002-09-30
IMCLONE SYSTEMS INC/DE
filed 2003-06-23
CIK 765258

================================================================================

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

                                EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 for the purpose of amending and restating Item 1 of Part I, containing our unaudited consolidated financial statements and related notes as of September 30, 2002 and for the three and nine month periods ended September 30, 2002 and 2001. See Notes 2, 3 and 15 to the unaudited consolidated financial statements for further discussion of the restatement and related disclosures. We have also updated Item 2 of Part I, Management Discussion and Analysis of Financial Condition and Results of Operations, to give effect to the restatement. In addition, we have amended Item 6 of Part II to reflect the filing of updated certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and we have filed updated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Other than the changes regarding the restatement and related disclosures, no other information in this Amendment No. 1 has been updated to reflect any subsequent information or events since the original filing of this Form 10-Q on November 14, 2002. This Amendment should be read together with our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the U.S. Securities and Exchange Commission on June 23, 2002.

                          IMCLONE SYSTEMS INCORPORATED

                                      INDEX

                                                                                                           PAGE NO.
PART I - FINANCIAL INFORMATION

    Item 1.        Financial Statements

                   Unaudited Consolidated Balance Sheets - September 30, 2002
                   and December 31, 2001..................................................................      1

                   Unaudited Consolidated Statements of Operations - Three and nine months ended
                   September 30, 2002 and 2001............................................................      2

                   Unaudited Consolidated Statements of Cash Flows - Nine months ended

                   September 30, 2002 and 2001............................................................      3

                   Notes to Unaudited Consolidated Financial Statements...................................      4

    Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations..     18

PART II - OTHER INFORMATION

    Item 6.        Exhibits and Reports on Form 8-K.......................................................     31

                   Signatures.............................................................................     32

                   Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002...............     33

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          IMCLONE SYSTEMS INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)
                                  (UNAUDITED)

                                                                                                    SEPTEMBER 30,      DECEMBER 31,
                                                                                                        2002              2001
                                                                                                    -------------      ------------
                                                                                                      RESTATED           RESTATED
                                                                                                      (NOTE 2)           (NOTE 2)
                                     ASSETS

Current assets:
  Cash and cash equivalents.................................................................         $    52,432       $    38,093
  Securities available for sale.............................................................             240,649           295,893
  Prepaid expenses..........................................................................               4,272             3,891
  Amounts due from corporate partners (Note 9)..............................................              16,870             8,230
  Current portion of withholding tax assets.................................................              10,126                --
  Other current assets......................................................................               9,066             3,547
                                                                                                     -----------       -----------
      Total current assets..................................................................             333,415           349,654
                                                                                                     -----------       -----------
Property and equipment, net.................................................................             160,604           107,248
Patent costs, net...........................................................................               1,623             1,513
Deferred financing costs, net...............................................................               4,125             5,404
Note receivable.............................................................................              10,000            10,000
Withholding tax assets......................................................................                  --            13,510
Other assets................................................................................               1,018               383
                                                                                                     -----------       -----------
                                                                                                     $   510,785       $   487,712
                                                                                                     ===========       ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable..........................................................................         $    18,011       $    16,919
  Accrued expenses (including $2,270 due to Bristol-Myers Squibb Company ("BMS") at
     September 30, 2002)....................................................................              25,810            11,810
  Withholding tax liability.................................................................              38,779            38,779
  Industrial Development Revenue Bonds tax liability........................................                 929               851
  Interest payable..........................................................................               1,204             4,446
  Income taxes payable......................................................................                 550                --
  Current portion of deferred revenue (Note 9)..............................................              37,494            20,683
  Current portion of long-term debt.........................................................               2,200                --
  Current portion of long-term liabilities..................................................                 150               426
                                                                                                     -----------       -----------
      Total current liabilities.............................................................             125,127            93,914
                                                                                                     -----------       -----------
Deferred revenue, less current portion (Note 9).............................................             292,806           182,813
Long-term debt, less current portion .......................................................             240,000           242,200
Other long-term liabilities, less current portion...........................................                  55                79
                                                                                                     -----------       -----------
      Total liabilities.....................................................................             657,988           519,006
                                                                                                     -----------       -----------
Commitments and contingencies (Notes 3 and 10)
Stockholders' equity (deficit):
  Preferred stock, $1.00 par value; authorized 4,000,000 shares; reserved 1,200,000
   series B participating cumulative preferred stock........................................                  --                --
  Common stock, $.001 par value; authorized 200,000,000 shares; issued 73,588,383 and
   73,348,271 at September 30, 2002 and December 31, 2001, respectively; outstanding
   73,399,133 and 73,159,021 at September 30, 2002 and December 31, 2001, respectively......                  74                73
  Additional paid-in capital................................................................             345,474           341,735
  Accumulated deficit.......................................................................            (490,734)         (372,157)
  Treasury stock, at cost; 189,250 shares at September 30, 2002 and December 31, 2001.......              (4,100)           (4,100)
  Accumulated other comprehensive income:
    Unrealized gain on securities available for sale........................................               2,083             3,155
                                                                                                     -----------       -----------
      Total stockholders' deficit...........................................................            (147,203)          (31,294)
                                                                                                     -----------       -----------
                                                                                                     $   510,785       $   487,712
                                                                                                     ===========       ===========

           See accompanying notes to consolidated financial statements

                          IMCLONE SYSTEMS INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                                SEPTEMBER 30,                    SEPTEMBER 30,
                                                                         --------------------------       -------------------------
                                                                            2002            2001             2002           2001
                                                                         ----------      ----------       -----------    ----------
                                                                          RESTATED        RESTATED         RESTATED       RESTATED
                                                                          (NOTE 2)        (NOTE 2)         (NOTE 2)       (NOTE 2)
Revenues:
  License fees and milestone revenue (Note 9)........................    $    4,996      $    2,244       $    13,254    $   29,476
  Research and development funding and royalties.....................           622             667             1,310         1,430
  Collaborative agreement revenue (Note 9)...........................         9,416           2,818            30,586         6,713
                                                                         ----------      ----------       -----------    ----------
    Total revenues...................................................        15,034           5,729            45,150        37,619
                                                                         ----------      ----------       -----------    ----------
Operating expenses:
  Research and development...........................................        43,504          26,664           119,449        76,150
  Marketing, general and administrative..............................        12,341           5,599            36,943        15,550
  Write-down of withholding tax assets............................               --              --             3,384            --
  Industrial Development Revenue Bonds tax expense................               25              25                75            75
  Expenses associated with the BMS acquisition, stockholder and
   amended commercial agreements.....................................            --          16,050             2,250        16,050
                                                                         ----------      ----------       -----------    ----------
    Total operating expenses.........................................        55,870          48,338           162,101       107,825
                                                                         ----------      ----------       -----------    ----------
Operating loss.......................................................       (40,836)        (42,609)         (116,951)      (70,206)
                                                                         ----------      ----------       -----------    ----------
Other:
  Interest income....................................................        (2,259)         (3,244)           (7,427)      (11,071)
  Interest expense...................................................         3,162           3,535            10,003        10,051
  Loss (gain) on securities and investments..........................          (264)         (1,800)           (1,500)        2,668
                                                                         ----------      ----------       -----------    ----------
    Net interest and other expense (income)..........................           639          (1,509)            1,076         1,648
                                                                         ----------      ----------       -----------    ----------
    Loss before income taxes.........................................       (41,475)        (41,100)         (118,027)      (71,854)
    Income taxes.....................................................           550              --               550            --
                                                                         ----------      ----------       -----------    ----------
    Net loss.........................................................    $  (42,025)     $  (41,100)      $  (118,577)   $  (71,854)
                                                                         ==========      ==========       ===========    ==========
Net loss per common share:
  Basic and diluted:
    Net loss per common share........................................    $    (0.57)     $    (0.57)      $     (1.62)   $    (1.05)
                                                                         ==========      ==========       ===========    ==========
Weighted average shares outstanding..................................        73,385          71,534            73,350        68,301
                                                                         ==========      ==========       ===========    ==========

           See accompanying notes to consolidated financial statements

                          IMCLONE SYSTEMS INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                          NINE MONTHS ENDED
                                                                                                             SEPTEMBER 30,
                                                                                                      --------------------------
                                                                                                          2002           2001
                                                                                                      ------------   -----------
                                                                                                        RESTATED       RESTATED
                                                                                                        (NOTE 2)       (NOTE 2)
 Cash flows from operating activities:
 Net loss.........................................................................................    $   (118,577)  $   (71,854)
 Adjustments to reconcile net loss to net cash provided by operating activities:
   Depreciation and amortization..................................................................           7,000         3,517
   Amortization of deferred financing costs.......................................................           1,279         1,279
   Expense associated with issuance of options and warrants.......................................              11           952
   Gain on securities available for sale..........................................................          (1,500)       (2,707)
   Write-down of investment in Valigen N.V........................................................              --         4,375
   Write-off of convertible promissory note receivable from A.C.T. Group, Inc.....................              --         1,000
   Accrued interest on note receivable - officer..................................................              --           (24)
   Accrued interest on notes receivable - officers and directors..................................              --          (606)
   Changes in:
     Prepaid expenses.............................................................................            (381)       (2,776)
     Amounts due from corporate partners (including amounts received from BMS of $8,377
      for the nine months ended September 30, 2002)...............................................          (8,640)           --
     Other current assets.........................................................................          (5,519)          163
     Withholding tax assets ......................................................................           3,384        (7,119)
     Other assets.................................................................................            (635)          (81)
     Interest payable.............................................................................          (3,242)       (3,237)
     Accounts payable.............................................................................           1,092        (2,244)
     Accrued expenses.............................................................................          14,000        10,306
     Withholding tax liability....................................................................              --         7,119
     Industrial Development Revenue Bonds tax liability...........................................              78            84
     Income taxes payable.........................................................................             550            --
     Deferred revenue (including amounts received from BMS of $140,000 and $200,000
      for the nine months ended September 30, 2002 and 2001, respectively)........................         126,804       203,325
     Fees potentially refundable to Merck KGaA....................................................              --       (28,000)
                                                                                                      ------------   -----------
      Net cash provided by operating activities...................................................          15,704       113,472
                                                                                                      ------------   -----------
 Cash flows from investing activities:
   Acquisitions of property and equipment.........................................................         (60,165)      (44,591)
   Purchases of securities available for sale.....................................................        (327,470)     (158,497)
   Sales and maturities of securities available for sale..........................................         383,142       130,449
   Investment in Valigen N.V......................................................................              --        (2,000)
   Loan to A.C.T. Group, Inc......................................................................              --        (1,000)
   Additions to patents...........................................................................            (243)         (593)
                                                                                                      ------------   -----------
      Net cash used in investing activities.......................................................          (4,736)      (76,232)
                                                                                                      ------------   -----------
 Cash flows from financing activities:
   Proceeds from exercise of stock options and warrants...........................................           2,751         7,333
   Proceeds from issuance of common stock under the employee stock purchase plan..................             413           531
   Proceeds from short-swing profit rule..........................................................             565            --
   Proceeds from issuance of common stock to Merck KGaA...........................................              --         3,240
   Purchase of treasury stock.....................................................................              --        (1,830)
   Payment of preferred stock dividends...........................................................              --        (5,764)
   Redemption of series A preferred stock.........................................................              --       (20,000)
   Payments of other liabilities..................................................................            (358)         (487)
                                                                                                      ------------   -----------
      Net cash provided by (used in) financing activities.........................................           3,371       (16,977)
                                                                                                      ------------   -----------
      Net increase in cash and cash equivalents...................................................          14,339        20,263
 Cash and cash equivalents at beginning of period.................................................          38,093        60,325
                                                                                                      ------------   -----------
 Cash and cash equivalents at end of period.......................................................    $     52,432   $    80,588
                                                                                                      ============   ===========
 Supplemental cash flow information:
      Cash paid for interest, including amounts capitalized of $1,441 and $1,398
       for the nine months ended September 30, 2002 and 2001, respectively........................    $     13,403   $    13,397
                                                                                                      ============   ===========
 Non-cash financing activity:
      Capital asset and lease obligation addition.................................................    $         58   $        --
                                                                                                      ============   ===========

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

(2) RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

         The Company has restated its Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001, primarily to reflect a withholding tax liability and withholding tax assets primarily relating to the exercises of certain non-qualified stock options and compensatory warrants described below. The restatement includes recording withholding tax assets of $10,126,000 and $13,510,000 as of September 30, 2002 and December 31, 2001, respectively; a withholding tax liability of $38,779,000 as of September 30, 2002 and December 31, 2001; an Industrial Development Revenue Bonds tax liability of $929,000 and $851,000 as of September 30, 2002 and December 31, 2001, respectively; a cumulative increase to accumulated deficit of $29,582,000 as of September 30, 2002; and a cumulative increase to accumulated deficit of $26,120,000 as of December 31, 2001. The $26,120,000 increase to accumulated deficit reflects the fourth quarter 2001 write-down of the $25,269,000 asset noted below regarding Dr. Samuel D. Waksal and $851,000 in additional tax expense and interest expense for the years 1995 through 2001 in connection with its outstanding Industrial Development Revenue Bonds issued in 1990 (the "1990 IDA Bonds").

         The Company has restated its Consolidated Statements of Operations for the three and nine months ended September 30, 2002, primarily to reflect the write-down of the $3,384,000 withholding tax asset discussed below. In addition, the Company has restated its Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and 2001 to reflect the additional tax expense and interest expense for the 1990 IDA Bonds. Due to the restatement, the net loss for the three and nine months ended September 30, 2002 increased to $42,025,000 and $118,577,000 from $41,999,000 and $115,115,000, respectively.
The basic and diluted net loss per common share increased to $1.62 from $1.57 for the nine months ended September 30, 2002, with no impact for the three months then ended. Also due to the restatement, the net loss for the three and nine months ended September 30, 2001 increased to $41,100,000 and $71,854,000 from $41,072,000 and $71,770,000, respectively, with no impact on the basic and diluted net loss per common share.

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

         Two of the other officers and directors to whom warrants were issued and previously treated as non-compensatory warrants are Dr. Samuel D. Waksal and its former General Counsel, John B. Landes. The Company has made demands on both of these individuals to pay the taxes associated with the exercise of these warrants and to indemnify the Company against any liability that it may incur to taxing authorities in respect of the warrants or non-qualified stock options that they have previously exercised.

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

         In April 2003, the Company discovered that it is in breach of certain covenants in its outstanding 1990 IDA Bonds. These bonds are tax-exempt and the Company is required to continue to use the proceeds for a qualified tax-exempt purpose (in this case, manufacturing), until maturity. These bonds, in principal amount of $2,200,000, bearing 11.25% annual interest, mature on May 1, 2004. While the bond proceeds were originally used for manufacturing purposes, a recent internal investigation concluded that in August 1995, this qualified purpose was abandoned and the proceeds have been used for a non-qualified purpose in later periods. As a result, the bond proceeds likely became taxable to the bondholders in August 1995. The Company is required to indemnify the bondholders from any taxes imposed upon them. The Company intends to attempt to settle any tax liability directly with the relevant taxing authorities using procedures established for that purpose. Based on the Company's understanding of these procedures, the Company has recognized a tax liability of $929,000 and $851,000 on the Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001, respectively. The Company recorded Industrial Development Revenue Bonds tax expense of $75,000 for the nine months ended September 30, 2002 and 2001, and interest expense of $3,000 and $9,000 for the same periods, respectively. On May 22, 2003, the Company notified the bond trustee of its intent to redeem in full the bonds by repaying the principal amount plus accrued and unpaid interest and has reclassified this debt to current liabilities on the Consolidated Balance Sheet as of September 30, 2002. This redemption is scheduled to occur on June 30, 2003.

                  The following tables present the impact of the restatement on a condensed basis:

                                                               SEPTEMBER 30, 2002                     DECEMBER 31, 2001
                                                       ----------------------------------     --------------------------------
                                                         AS PREVIOUSLY                        AS PREVIOUSLY
CONSOLIDATED BALANCE SHEETS                                 REPORTED        AS RESTATED          REPORTED        AS RESTATED
                                                                          ---------------                      ---------------
Current portion of withholding tax assets...........   $            --    $    10,126,000    $            --   $            --
Total current assets................................       323,289,000        333,415,000        349,654,000       349,654,000
Withholding tax assets..............................                --                 --                 --        13,510,000
Total assets........................................       500,659,000        510,785,000        474,202,000       487,712,000
Withholding tax liability...........................                --         38,779,000                 --        38,779,000
Industrial Development Revenue Bonds tax liability..                --            929,000                 --           851,000
Current portion of long-term debt...................                --          2,200,000                 --                --
Total current liabilities...........................        83,219,000        125,127,000         54,284,000        93,914,000
Long-term debt, less current portion................       242,200,000        240,000,000        242,200,000       242,200,000
Total liabilities...................................       618,280,000        657,988,000        479,376,000       519,006,000
Accumulated deficit.................................      (461,152,000)      (490,734,000)      (346,037,000)     (372,157,000)
Total stockholders' deficit.........................      (117,621,000)      (147,203,000)        (5,174,000)      (31,294,000)
Total liabilities and stockholders' deficit.........   $   500,659,000    $   510,785,000    $   474,202,000   $   487,712,000

                                                               THREE MONTHS ENDED                    THREE MONTHS ENDED
                                                               SEPTEMBER 30, 2002                    SEPTEMBER 30, 2001
                                                       -----------------------------------   ---------------------------------
                                                         AS PREVIOUSLY                        AS PREVIOUSLY
CONSOLIDATED STATEMENTS OF OPERATIONS                       REPORTED         AS RESTATED         REPORTED        AS RESTATED
                                                                           ---------------                     ---------------
Industrial Development Revenue Bonds tax expense....   $            --     $        25,000   $            --   $        25,000
Total operating expenses............................        55,845,000          55,870,000        48,313,000        48,338,000
Operating loss......................................       (40,811,000)        (40,836,000)      (42,584,000)      (42,609,000)
Interest expense....................................         3,161,000           3,162,000         3,532,000         3,535,000
Net interest and other expense (income).............           638,000             639,000        (1,512,000)       (1,509,000)
Loss before income taxes............................       (41,449,000)        (41,475,000)      (41,072,000)      (41,100,000)
Net loss............................................   $   (41,999,000)    $   (42,025,000)  $   (41,072,000)  $   (41,100,000)

                                                                NINE MONTHS ENDED                     NINE MONTHS ENDED
                                                               SEPTEMBER 30, 2002                    SEPTEMBER 30, 2001
                                                       ---------------------------------     ---------------------------------
                                                         AS PREVIOUSLY                        AS PREVIOUSLY
CONSOLIDATED STATEMENTS OF OPERATIONS                       REPORTED        AS RESTATED          REPORTED        AS RESTATED
                                                                          ---------------                      ---------------
Write-down of withholding tax assets...............    $            --    $     3,384,000    $            --   $            --
Industrial Development Revenue Bonds tax expense...                 --             75,000                 --            75,000
Total operating expenses...........................        158,642,000        162,101,000        107,750,000       107,825,000
Operating loss.....................................       (113,492,000)      (116,951,000)       (70,131,000)      (70,206,000)
Interest expense...................................         10,000,000         10,003,000         10,042,000        10,051,000
Net interest and other expense (income)............          1,073,000          1,076,000          1,639,000         1,648,000
Loss before income taxes...........................       (114,565,000)      (118,027,000)       (71,770,000)      (71,854,000)
Net loss...........................................    $  (115,115,000)   $  (118,577,000)   $   (71,770,000)  $   (71,854,000)
Net loss per share.................................    $         (1.57)   $         (1.62)   $         (1.05)  $         (1.05)

             The restatement did not impact the amounts presented in the Consolidated Statements of Cash Flows for net cash provided by operating activities, net cash used in investing activities or net cash provided by (used in) financing activities, although it did impact certain components of cash flows from operating activities.

             Amounts related to the following items are included in withholding tax assets:

                                                              SEPTEMBER 30,      DECEMBER 31,
                                                                  2002               2001
                                                            ----------------   ---------------
Dr. Harlan W. Waksal*................................       $     9,958,000    $     9,958,000
John B. Landes.......................................                    --          3,384,000
Other................................................               168,000            168,000
                                                            ---------------    ---------------
                                                                 10,126,000         13,510,000
Less: Current portion                                           (10,126,000)                --
                                                            ---------------    ---------------
                                                            $            --     $   13,510,000
                                                            ===============    ===============

* - In June 2003, Dr. Harlan W. Waksal represented that he has paid the taxes associated with the exercise of these warrants and further agreed to indemnify the Company for any withholding taxes that may be assessed and are attributable to the Company's failure to deduct income and payroll taxes on all warrants and options that he or his transferee has previously exercised, subject to the consent of Dr. Harlan W. Waskal, which can not be unreasonably withheld.

             Amounts related to the following items are included in withholding tax liability:

                                                                   SEPTEMBER 30,       DECEMBER 31,
                                                                       2002                2001
                                                                 ---------------     ---------------
Withholding tax related to the exercise of stock options
  and warrants...............................................    $    38,349,000     $    38,349,000
Other........................................................            430,000             430,000
                                                                 ---------------     ---------------
                                                                 $    38,779,000     $    38,779,000
                                                                 ===============     ===============

             Amounts related to the following items are included in Industrial Development Revenue Bonds tax liability:

                                                            SEPTEMBER 30,      DECEMBER 31,
                                                                2002               2001
                                                           --------------     --------------
Tax related to the 1990 IDA Bonds.......................   $      687,000     $      612,000
Accrued interest on tax related to the 1990 IDA Bonds...          242,000            239,000
                                                           --------------     --------------
                                                           $      929,000     $      851,000
                                                           ==============     ==============

(3) WITHHOLDING TAX CONTINGENCIES

    The Company has not recognized withholding tax liabilities in respect of exercises of certain warrants by the Company's then-current and now-former Chairman of the Board, Robert F. Goldhammer, the final of the four officers or directors to whom warrants were issued and previously treated as non-compensatory warrants. Based on the Company's investigation, the Company believes that, although such warrants were compensatory, such warrants were received by Mr. Goldhammer in connection with the performance of services by him in his capacity as a director, rather than as an employee, and, as such, are not subject to tax withholding requirements. In addition, in 1999, Mr. Goldhammer erroneously received a portion of a stock option grant in the form of incentive stock options, which under federal law may only be granted to employees. There can be no assurance, however, that the taxing authorities will agree with the Company's position and will not assert that it is liable for the failure to withhold income and employment taxes with respect to the exercise of such warrants and any stock options by Mr. Goldhammer. If the Company became liable for the failure to withhold these taxes on the exercise of such warrants and any stock options by Mr. Goldhammer, the potential liability, exclusive of any interest or penalties, would be approximately $12,600,000.

     The Company has not recognized accruals for penalties and interest that may be imposed with respect to the withholding tax issues described above and other related contingencies, including the period covered by the statute of limitations and the Company's determination of certain exercise dates because it does not believe that losses from such contingencies are probable. With respect to the statute of limitations, and the Company's confirmation of certain exercise dates, while the Company does not believe a loss is probable, there is a potential additional liability with respect to these issues that may be asserted by a taxing authority. If taxing authorities assert such issues and prevail related to these withholding tax issues and other related contingencies, including penalties, the liability which could be imposed by taxing authorities would be substantial. The potential interest on the withholding tax liability recorded on the Company's Consolidated Balance Sheet could be up to a maximum amount of $6,600,000 at September 30, 2002. Potential additional withholding tax liability on other related contingencies amounts to approximately $11,000,000, exclusive of any interest or penalties, and excluding the amount potentially attributable to Mr. Goldhammer noted above.

(4) PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost and consist of the following:

                                                        SEPTEMBER 30,       DECEMBER 31,
                                                            2002                2001
                                                       ---------------    ---------------
Land..............................................     $     4,899,000    $     2,733,000
Building and building improvements................          61,420,000         50,720,000
Leasehold improvements............................           8,370,000          8,302,000
Machinery and equipment...........................          38,359,000         33,057,000
Furniture and fixtures............................           2,096,000          2,031,000
Construction in progress..........................          75,002,000         33,080,000
                                                       ---------------    ---------------
      Total cost..................................         190,146,000        129,923,000
Less accumulated depreciation and amortization....         (29,542,000)       (22,675,000)
                                                       ---------------    ---------------
Property and equipment, net.......................     $   160,604,000    $   107,248,000
                                                       ===============    ===============

         The Company is building a second commercial manufacturing facility adjacent to its product launch manufacturing facility in Somerville (Branchburg Township), New Jersey. This new facility will be a multi-use facility with capacity of up to 110,000 liters (production volume). The 250,000 square foot facility will cost approximately $234,000,000, and is being built on land purchased in July 2000. The actual cost of the new facility may change depending upon various factors. The Company incurred approximately $64,693,000 (included in construction in progress above), excluding capitalized interest of approximately $1,831,000, in conceptual design, engineering and pre-construction costs through September 30, 2002. Through October 24, 2002, committed purchase orders totaling approximately $44,593,000 have been placed for subcontracts and equipment related to this project. In addition, $21,306,000 in engineering, procurement, construction management and validation costs were committed. During August 2002, the Company executed an escrow agreement with Branchburg Township (the "Township"). The agreement required the Company to deposit $5,040,000 in an escrow account until the Company supplies the Township with certain New Jersey Department of Environmental Protection permits and also certain water and sewer permits related to the construction of this facility. The escrow agreement requires the permits to be supplied to the Township by July 1, 2003 at which time the Company will receive back the escrow deposit. Interest that accrues on the escrow deposit is allocated two-thirds to the Company and one-third to the Township. The escrow deposit was requested by the Township to insure that funds would be available to restore the site to its original condition should the Company fail to obtain such permits required for construction at the site. The escrow deposit, including the Company's portion of the interest, totaled $5,052,000 at September 30, 2002 and is included in Other current assets in the consolidated balance sheet.

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

(5) CONTRACT MANUFACTURING SERVICES

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

(8) COMPREHENSIVE INCOME (LOSS)

         The following table reconciles net loss to comprehensive income (loss):

                                                                   THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                       SEPTEMBER 30,
                                                           ------------------------------      ----------------------------------
                                                                2002            2001                2002                2001
                                                           -------------    -------------      ---------------    ---------------
                                                              RESTATED         RESTATED            RESTATED           RESTATED
                                                              (NOTE 2)         (NOTE 2)            (NOTE 2)           (NOTE 2)
 Net loss..............................................    $ (42,025,000)   $ (41,100,000)     $  (118,577,000)   $   (71,854,000)
 Other comprehensive income (loss):
   Unrealized holding gain (loss) arising during the
    period.............................................         (130,000)       1,473,000              428,000          3,427,000
   Reclassification adjustment for realized gain
    included in net loss...............................         (264,000)      (1,800,000)          (1,500,000)        (2,707,000)
                                                           -------------    -------------      ----------------   ---------------
      Total other comprehensive income (loss)..........         (394,000)        (327,000)          (1,072,000)           720,000
                                                           -------------    -------------      ----------------   ---------------
 Total comprehensive loss..............................    $ (42,419,000)   $ (41,427,000)     $  (119,649,000)   $   (71,134,000)
                                                           =============    =============      ================   ===============

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

         License fees and milestone revenues consist of the following:

                                                                      THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                     SEPTEMBER 30,
                                                                ------------------------------    -----------------------------
                                                                    2002             2001             2002             2001
                                                                -------------    -------------    -------------   -------------
BMS ERBITUX license fee revenue.............................    $   4,841,000    $     387,000    $  12,907,000   $     387,000
Merck KGaA ERBITUX milestone revenue........................               --        1,760,000               --      27,760,000
Merck KGaA BEC2 milestone revenue...........................               --               --               --       1,000,000
Merck KGaA ERBITUX and BEC2 license fee revenue.............           97,000           97,000          289,000         289,000
Other.......................................................           58,000               --           58,000          40,000
                                                                -------------    -------------    -------------   -------------
    Total license fees and milestone revenues...............    $   4,996,000    $   2,244,000    $  13,254,000   $  29,476,000
                                                                =============    =============    =============   =============

         Collaborative agreement revenue (see note 1) from corporate partners consists of the following:

                                                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                               SEPTEMBER 30,                    SEPTEMBER 30,
                                                                      ------------------------------   -----------------------------
                                                                          2002             2001            2002            2001
                                                                      -------------    -------------   -------------   -------------
BMS, reimbursable ERBITUX research and development
  expenses.......................................................     $   7,152,000    $          --   $  14,844,000   $          --
BMS, reimbursable ERBITUX marketing expenses.....................            96,000               --         925,000              --
Merck KGaA, reimbursable ERBITUX research and
  development expenses...........................................           527,000        1,446,000       1,896,000       3,613,000
Merck KGaA, reimbursable ERBITUX product costs for use
  in clinical trials.............................................         1,470,000        1,170,000      12,323,000       2,593,000
Merck KGaA, reimbursable administrative expenses.................           144,000          194,000         417,000         377,000
Merck KGaA, reimbursable BEC2 research and
  development expenses...........................................            27,000            8,000         181,000         130,000
                                                                      -------------    -------------   -------------   -------------
    Total collaborative agreement revenue........................     $   9,416,000    $   2,818,000   $  30,586,000   $   6,713,000
                                                                      =============    =============   =============   =============

         Amounts due from corporate partners consist of the following:

                                                                                                     SEPTEMBER 30,      DECEMBER 31,
                                                                                                         2002               2001
                                                                                                     -------------      ------------
Due from BMS, ERBITUX research and development and marketing expenses........................        $  14,106,000      $  6,714,000
Due from Merck KGaA, ERBITUX research and development and administrative expenses............            1,233,000           666,000
Due from Merck KGaA, reimbursement of ERBITUX manufacturing costs for use in clinical
  trials.....................................................................................            1,471,000           837,000
Due from Merck KGaA, BEC2 research and development expenses..................................               60,000            13,000
                                                                                                     -------------      ------------
    Total amounts due from corporate partners................................................        $  16,870,000      $  8,230,000
                                                                                                     =============      ============

         Deferred revenue consists of the following:

                                                                                       SEPTEMBER 30,      DECEMBER 31,
                                                                                           2002               2001
                                                                                      ---------------   ---------------
BMS, ERBITUX Commercial Agreement........................................             $   324,539,000   $   197,447,000
Merck KGaA, ERBITUX development and license agreement....................                   3,611,000         3,778,000
Merck KGaA, BEC2 development and commercialization agreement.............                   2,150,000         2,271,000
                                                                                      ---------------   ---------------
                                                                                          330,300,000       203,496,000
Less: current portion....................................................                 (37,494,000)      (20,683,000)
                                                                                      ---------------   ---------------
                                                                                      $   292,806,000   $   182,813,000
                                                                                      ===============   ===============

(10)     OTHER CONTINGENCIES

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


(15)  CONVERTIBLE SUBORDINATED NOTES

         In February 2000, the Company completed a private placement of $240,000,000 in 5 1/2% Convertible Subordinated Notes due March 1, 2005, which notes are outstanding at September 30, 2002. On May 2, 2003, the Company informed the trustee for the Convertible Subordinated Notes of its withholding tax issues and the delay in filing its Annual Report on Form 10-K for the year ended December 31, 2002 and of the Company's intention to satisfy its tax liabilities upon completion of its discussions with the relevant taxing authorities and to file its Form 10-K as soon as possible. The indenture for the Convertible Subordinated Notes includes covenants requiring the Company to timely pay taxes and timely make Exchange Act filings. Under the indenture, there can be no acceleration of payment of the notes until the Company receives a notice of default from the trustee or a specified percentage of the note holders and a 60-day grace period lapses. The Company has not received any such notice. If, at some point in the future, the Company were to receive such a notice and if it was determined at that time that the Company was not in compliance with applicable covenants, the Company intends to and believes it would be able to cure such non-compliance within the 60-day grace period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         As discussed in Note 2 to our Consolidated Financial Statements included herein and below under the "Liquidity and Capital Resources" section, we have restated our Consolidated Financial Statements for the three and nine months ended September 30, 2002 and 2001. All amounts included in this discussion and analysis reflect the effects of the restatement. The following discussion and analysis by our management is provided to identify certain significant factors that affected our financial position and operating results during the periods included in the accompanying financial statements.

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

         Withholding Taxes - The estimated amounts recorded in the accompanying Consolidated Financial Statements do not include penalties and interest that may be imposed with respect to the withholding tax issues described herein and other related contingencies, including the period covered by the statute of limitations and our determination of certain exercise dates because we do not believe that losses from such contingencies are probable. With respect to the statute of limitations, and our determination of certain exercise dates, while we do not believe a loss is probable, there is a potential additional liability with respect to these issues that may be asserted by a taxing authority. However, if our assessment of these withholding tax issues and other related contingencies is incorrect, the liability that could be imposed by taxing authorities may be substantial. The potential interest on the withholding tax liabilities recorded on our Consolidated Balance Sheet could be up to a maximum amount of $6,600,000 at September 30, 2002. Potential additional withholding tax liability on other related contingencies amount to approximately $11,000,000, exclusive of any interest or penalties, and excluding the amount potentially attributable to Mr. Goldhammer noted herein.

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

         Long-Lived Assets - We review long-lived assets for impairment when events or changes in business conditions indicate that their full carrying value may not be recovered. Assets are considered to be impaired and written down to fair value if expected associated undiscounted cash flows are less than carrying amounts. Fair value is generally determined as the present value of the expected associated cash flows. We recently built a product launch manufacturing facility and are building a second commercial manufacturing facility and a material logistics and warehousing facility, which are summarized in Note 4 to the financial statements. The product launch manufacturing facility is dedicated to the clinical and commercial production of ERBITUX and the second commercial manufacturing facility will be a multi-use production facility. ERBITUX is currently being produced for clinical trials and potential commercialization. The material logistics and warehousing facility will be a storage location for ERBITUX. We believe that ERBITUX will ultimately be approved for commercialization. As such, we believe that the full carrying value of both the product launch manufacturing facility and the second commercial manufacturing facility and the material logistics and warehouse facility will be recovered. Changes in business conditions in the future could change our judgments about the carrying value of these facilities, which could result in the recognition of material impairment losses.

         Manufacturing Contracts - As summarized under "Contract Manufacturing Services," Note 5 to the financial statements, we have entered into certain development and manufacturing services agreements with Lonza Biologics plc ("Lonza") for the clinical and commercial production of ERBITUX. We have commitments from Lonza to manufacture ERBITUX at the 5,000 liter scale through December 2003. On September 30, 2002, the estimated remaining future commitments under the amended commercial manufacturing services agreement with Lonza were $26,283,000 in 2002 and $20,350,000 in 2003. If ERBITUX were not to receive regulatory approval it is possible that a liability would need to be recognized for any remaining commitments to Lonza.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

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

OPERATING EXPENSES

         Total operating expenses for the nine months ended September 30, 2002 and 2001 were $162,101,000 and $107,825,000, respectively, an increase of $54,276,000, or 50% in 2002. Operating expenses in the nine months ended September 30, 2002 included $2,250,000 in advisor fees associated with completing the amended Commercial Agreement with BMS and E.R. Squibb, operating expenses in the nine months ended September 30, 2001 included $16,050,000, in advisor fees associated with consummating the acquisition agreement, the stockholder agreement and the commercial agreement (the "BMS agreements") with BMS and affiliates.

OPERATING EXPENSES: RESEARCH AND DEVELOPMENT

         Research and development expenses for the nine months ended September 30, 2002 and 2001 were $119,449,000 and $76,150,000, respectively, an increase of $43,299,000 or 57% in 2002. Research and development expenses for the nine months ended September 30, 2002 and 2001, as a percentage of total operating expenses, excluding the advisor fees associated with the amended Commercial Agreement and the original BMS agreements, the write-down of withholding tax assets and the Industrial Development Revenue Bonds tax expense, in the nine months ended September 30, 2002 and 2001, were 76% and 83%, respectively. Research and development expenses include costs associated with our in-house and collaborative research programs, product and process development expenses, costs to manufacture our product candidates, particularly ERBITUX, prior to any approval that we may obtain of a product candidate for commercial sale or obligations of our corporate partners to acquire product from us, quality assurance and quality control costs, and costs to conduct our clinical trials and associated regulatory activities. Research and development expenses include costs that are reimbursable by our corporate partners. The increase in research and development expenses for the nine months ended September 30, 2002 was primarily attributable to (1) the costs associated with full scale production at our product launch manufacturing facility, (2) costs related to the manufacturing services agreements with Lonza, (3) expenditures in the functional areas of product development and pilot plant manufacturing associated with our other monoclonal antibodies and (4) increased expenditures associated with discovery research. We expect research and development costs to increase in future periods as we continue to manufacture ERBITUX prior to any approval of the product that we may obtain for commercial use or until we receive committed purchase obligations from our corporate partners. In the event of such approval or committed purchase obligations from our corporate partners, the subsequent costs associated with manufacturing ERBITUX for supply to corporate partners for commercial use will be included in inventory and expensed as cost of goods sold when sold. We expect research and development costs associated with discovery research and product development also to continue to increase in future periods.

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

OPERATING EXPENSE:  WRITE-DOWN OF WITHHOLDING TAX ASSETS

         The write-down of withholding tax assets for the nine months ended September 30, 2002 was $3,384,000 to reflect the write-down of the asset attributable to our former General Counsel, John B. Landes.

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

OPERATING EXPENSES: INDUSTRIAL DEVELOPMENT REVENUE BONDS TAX EXPENSE

         Industrial Development Revenue Bonds tax expense for each of the nine months ended September 30, 2002 and 2001 was $75,000. In April 2003, we discovered that we are in breach of tax covenants in our 1990 IDA Bonds. The Consolidated Statements of Operations for the nine months ended September 30, 2002 and 2001 reflect additional withholding tax expense of $75,000 relating to the 1990 IDA Bonds.

INTEREST INCOME, INTEREST EXPENSE AND OTHER (INCOME) EXPENSE

         Interest income was $7,427,000 for the nine months ended September 30, 2002 compared with $11,071,000 for the nine months ended September 30, 2001, a decrease of $3,644,000, or 33% in 2002. The decrease was primarily attributable to a decrease in interest rates associated with our portfolio of debt securities.

         Interest expense was $10,003,000 and $10,051,000 for the nine months ended September 30, 2002 and 2001, respectively, a decrease of $48,000 or 0.5% in 2002. We have increased interest expense by $3,000 and $9,000 for the nine months ended September 30, 2002 and 2001, respectively, versus the amounts previously reported. These increases represent additional accrued interest on the 1990 IDA Bonds discussed above. Interest expense was offset by the capitalization of interest costs of $1,441,000, during the construction period of our second commercial manufacturing facility, our administration facility and our material logistics facility in Somerville, New Jersey, and our chemistry facility in Brooklyn, New York, in the nine months ended September 30, 2002, and $1,398,000 during the construction period of our product launch manufacturing facility and our second commercial manufacturing facility in the nine months ended September 30, 2001. Interest expense for both periods included (1) interest on the 5-1/2% convertible subordinated notes due March 1, 2005 (the "Convertible Subordinated Notes") issued in February 2000, (2) interest on the outstanding 1990 IDA Bonds and (3) interest recorded on various capital lease obligations under a 1996 financing agreement and a 1998 financing agreement with Finova Technology Finance, Inc. ("Finova"). We recorded gains on securities and investments of $1,500,000 and losses of $2,668,000 for the nine months ended September 30, 2002 and 2001, respectively. The losses on securities and investments for the nine months ended September 30, 2001 included $4,375,000 in write-downs of our investment in ValiGen N.V. and a $1,000,000 write-off of our convertible promissory note from A.C.T. Group, Inc.

INCOME TAXES

         Income taxes of $550,000 for the nine months ended September 30, 2002 and are the result of various tax law changes in the State of New Jersey, one of which is the establishment of the Alternative Minimum Assessment tax ("AMA") to which we are subject.

NET LOSSES

         We had a net loss of $118,577,000 or $1.62 per share for the nine months ended September 30, 2002, compared with a net loss of $71,854,000 or $1.05 per share for the nine months ended September 30, 2001. The increase in the net loss was due to the factors noted above.

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

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

OPERATING EXPENSES

         Total operating expenses for the three months ended September 30, 2002 and 2001 were $55,870,000 and $48,338,000, respectively, an increase of $7,532,000, or 16% in 2002. Operating expenses for the three months ended September 30, 2001 included $16,050,000 in advisor fees associated with consummating the BMS agreements with BMS and its affiliates.

OPERATING EXPENSES: RESEARCH AND DEVELOPMENT

         Research and development expenses for the three months ended September 30, 2002 and 2001 were $43,504,000 and $26,664,000, respectively, an increase of
$16,840,000 or 63% in 2002. Research and development expenses for the three months ended September 30, 2002 and 2001 as a percentage of total operating expenses, excluding the advisor fees associated with the BMS agreements and the Industrial Development Revenue Bonds tax expense, in the three months ended September 30, 2001, were 78% and 83%, respectively. Research and development expenses include costs associated with our in-house and collaborative research programs, product and process development expenses, costs to manufacture our product candidates, particularly ERBITUX, prior to any approval that we may obtain of a product candidate for commercial sale or obligations of our corporate partners to acquire product from us, quality assurance and quality control costs, and costs to conduct our clinical trials and associated regulatory activities. Research and development expenses include costs that are reimbursable by our corporate partners. The increase in research and development expenses for the three months ended September 30, 2002 was primarily attributable to (1) the costs associated with full scale production at our product launch manufacturing facility, (2) costs related to the manufacturing services agreements with Lonza, (3) expenditures in the functional areas of product development and pilot plant manufacturing associated with other monoclonal antibodies and (4) increased expenditures associated with discovery research. We expect research and development costs to increase in future periods as we continue to manufacture ERBITUX prior to any approval of the product that we may obtain for commercial use or until we receive committed purchase obligations from our corporate partners. In the event of such approval or committed purchase obligations from our corporate partners, the subsequent costs associated with manufacturing ERBITUX for supply to corporate partners for commercial use will be included in inventory and expensed as cost of goods sold when sold. We expect research and development costs associated with discovery research and product development also to continue to increase in future periods.

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

OPERATING EXPENSES: INDUSTRIAL DEVELOPMENT REVENUE BONDS TAX EXPENSE

         Industrial Development Revenue Bonds tax expense for each of the three months ended September 30, 2002 and 2001 was $25,000. In April 2003, we discovered that we are in breach of tax covenants in our 1990 IDA Bonds. The Consolidated Statements of Operations for the three months ended September 30, 2002 and 2001 reflect additional withholding tax expense of $25,000 relating to the 1990 IDA Bonds.

INTEREST INCOME, INTEREST EXPENSE AND OTHER (INCOME) EXPENSE

         Interest income was $2,259,000 for the three months ended September 30, 2002 compared with $3,244,000 for the three months ended September 30, 2001, a decrease of $985,000, or 30% in 2002. The decrease was primarily attributable to a decrease in interest rates associated with our portfolio of debt securities.

         Interest expense was $3,162,000 and $3,535,000 for the three months ended September 30, 2002 and 2001, respectively, a decrease of $373,000 or 11% in 2002. We have increased interest expense by $1,000 and $3,000 for the three months ended September 30, 2002 and 2001, respectively, versus the amounts previously reported. These increases represent additional accrued interest on the 1990 IDA Bonds discussed above. Interest expense was offset by the capitalization of interest costs of $660,000 during the construction period of our second commercial manufacturing facility, our administration facility and our material logistics facility in Somerville, New Jersey, and our chemistry facility in Brooklyn, New York, in the three months ended September 30, 2002, and $278,000 during the construction period of our second commercial facility in the three months ended September 30, 2001. Interest expense for both periods included (1) interest on the Convertible Subordinated Notes issued in February 2000, (2) interest on the outstanding 1990 IDA Bonds and (3) interest recorded on various capital lease obligations under a 1998 financing agreement with Finova. We recorded gains on securities and investments of $264,000 and $1,800,000 for the three months ended September 30, 2002 and 2001, respectively.

INCOME TAXES

         Income taxes of $550,000 for the three months ended September 30, 2002 and are the result of various tax law changes in the State of New Jersey, one of which is the establishment of the AMA to which we are subject.

NET LOSSES

         We had a net loss of $42,025,000 or $0.57 per share for the three months ended September 30, 2002, compared with a net loss of $41,100,000 or $0.57 per share for the three months ended September 30, 2001. The increase in the net loss was due to the factors noted above.

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

     The Company has not recognized withholding tax liabilities in respect of exercises of certain warrants by our then-current and now-former Chairman of the Board, Robert F. Goldhammer, the final of the four officers or directors to whom warrants were issued and previously treated as non-compensatory warrants. Based on our investigation, we believe that, although such warrants were compensatory, that such warrants were received by Mr. Goldhammer in connection with the performance of services by him in his capacity as a director, rather than as an employee, and, as such, are not subject to tax withholding requirements. In addition, in 1999, Mr. Goldhammer erroneously received a portion of a stock option grant to him in the form of incentive stock options, which under federal law may only be granted to employees. There can be no assurance, however, that the taxing authorities will agree with our position and will not assert that we were liable for the failure to withhold income and employment taxes with respect to the exercise of such warrants and any stock options by Mr. Goldhammer. If we were liable for the failure to withhold these taxes on the exercise of such warrants and any stock options by Mr. Goldhammer, the potential liability, exclusive of any interest or penalties, would be approximately $12,600,000.

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

    Below is a table that presents our contractual obligations and commercial commitments as of September 30, 2002:

                                                                 PAYMENTS DUE BY YEAR
                                        -----------------------------------------------------------------------------
                                                                                                           2005 AND
                                             TOTAL           2002           2003           2004           THEREAFTER
                                        -------------    ------------   ------------   ------------     -------------
Current portion of long-term debt..     $   2,200,000    $         --   $  2,200,000   $         --     $          --
Long-term debt, less current portion      240,000,000              --             --             --       240,000,000
Capital lease obligations including
  interest.........................           205,000          78,000         76,000         15,000            36,000
Operating leases...................        54,269,000         528,000      3,106,000      3,534,000        47,101,000
Construction commitments...........        65,899,000       5,008,000     32,093,000     11,401,000        17,397,000
Lonza..............................        46,633,000      26,283,000     20,350,000             --                --
                                        -------------    ------------   ------------   ------------     -------------
Total contractual cash obligations      $ 409,206,000    $ 31,897,000   $ 57,825,000   $ 14,950,000     $ 304,534,000
                                        =============    ============   ============   ============     =============

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

CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS--SAFE HARBOR STATEMENT

    This Form 10-Q contains "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections. Statements that are not historical facts, including statements about our and our subsidiary's beliefs and expectations, are forward-looking statements. These statements involve potential risks and uncertainties; therefore, actual results may differ materially. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they were made. We do not undertake any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

    Important factors that may affect these expectations include, but are not limited to: the risks and uncertainties associated with completing pre-clinical and clinical trials of our compounds that demonstrate such compounds' safety and effectiveness; obtaining additional financing to support our operations; obtaining and maintaining regulatory approval for such compounds and complying with other governmental regulations applicable to our business; obtaining the raw materials necessary in the development of such compounds; consummating and maintaining collaborative arrangements with corporate partners for product development; achieving milestones under collaborative arrangements with corporate partners; developing the capacity to manufacture, market and sell our products, either directly or with collaborative partners; developing market demand for and acceptance of such products; competing effectively with other pharmaceutical and biotechnological products; obtaining adequate reimbursement from third party payers; attracting and retaining key personnel; legal costs and the outcome of outstanding legal proceedings and investigations, including, but not limited to, our investigation pertaining to tax withholding issues; avoiding delisting of our securities on the Nasdaq Stock Market; obtaining patent protection for discoveries and risks associated with commercial limitations imposed by patents owned or controlled by third parties.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

EXHIBIT NO.                                 DESCRIPTION
----------                                  -----------
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

                           IMCLONE SYSTEMS INCORPORATED
                           (Registrant)

Date: June 23, 2003        By               /s/ DANIEL S. LYNCH
                             ---------------------------------------------------
                                              Daniel S. Lynch
                             Senior Vice President, Chief Administrative
                                Officer and Acting Chief Executive Officer

Date: June 23, 2003        By              /s/ MICHAEL J. HOWERTON
                              --------------------------------------------------
                                            Michael J. Howerton
                              Vice President, Finance and Business Development
                               Secretary and Acting Chief Financial Officer

SECTION 302 CERTIFICATIONS -

                                  CERTIFICATION

I, Michael J. Howerton, Vice President, Finance and Business Development, Secretary and Acting Chief Financial Officer of ImClone Systems Incorporated (the "Company"), certify that:

    1. I have reviewed this Amendment No. 1 to our Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002 of the Company;

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

Date: June 23, 2003

                                            /s/ MICHAEL J. HOWERTON
                                            ---------------------------
                                            Michael J. Howerton
                                            Acting Chief Financial Officer

                                  CERTIFICATION

I, Daniel S. Lynch, Senior Vice President, Chief Administrative Officer and Acting Chief Executive Officer of ImClone Systems Incorporated (the "Company"), certify that:

    1. I have reviewed this Amendment No. 1 to our Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002 of the Company;

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

Date: June 23, 2003

                                            /s/ DANIEL S. LYNCH
                                            -------------------------
                                            Daniel S. Lynch
                                            Acting Chief Executive Officer