Form 10-K
period 2002-12-31
IMCLONE SYSTEMS INC/DE
filed 2003-06-23
CIK 765258

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        Indicate by check mark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

        The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2002 was $467,794,883.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              CLASS                        OUTSTANDING AS OF JUNE 15, 2003
              -----                        -------------------------------
  COMMON STOCK, PAR VALUE $.001                       74,007,744

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          IMCLONE SYSTEMS INCORPORATED

                          2002 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----
                                       PART I
Item 1.         Business....................................................      1
Item 2.         Properties..................................................     33
Item 3.         Legal Proceedings...........................................     36
Item 4.         Submission of Matters to a Vote of Security Holders.........     38
                                      PART II
Item 5.         Market for the Registrant's Common Equity and Related
                Stockholder Matters.........................................     39
Item 6.         Selected Financial Data.....................................     41
Item 7.         Management's Discussion and Analysis of Financial Condition
                and Results of Operations...................................     42
Item 7A.        Quantitative and Qualitative Disclosures About Market
                Risk........................................................     67
Item 8.         Financial Statements and Supplementary Data.................     67
Item 9.         Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure....................................     67
                                      PART III
Item 10.        Directors and Executive Officers of the Registrant..........     68
Item 11.        Executive Compensation......................................     74
Item 12.        Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters..................     82
Item 13.        Certain Relationships and Related Transactions..............     84
Item 14.        Controls and Procedures.....................................     86
                                      PART IV
Item 15.        Exhibits, Financial Statement Schedules and Reports on Form
                8-K.........................................................     88
                Signatures..................................................     97
                Certifications Pursuant to Section 302 of the Sarbanes-Oxley
                Act of 2002.................................................     99

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

        Important factors that may affect these expectations include, but are not limited to: the risks and uncertainties associated with completing pre-clinical and clinical trials of our compounds that demonstrate such compounds' safety and effectiveness; manufacturing losses and risks associated therewith; obtaining additional financing to support our operations; obtaining and maintaining regulatory approval for such compounds and complying with other governmental regulations applicable to our business; obtaining the raw materials necessary in the development of such compounds; consummating and maintaining collaborative arrangements with corporate partners for product development; achieving milestones under collaborative arrangements with corporate partners; developing the capacity to manufacture, market and sell our products, either directly or with collaborative partners; developing market demand for and acceptance of such products; competing effectively with other pharmaceutical and biotechnological products; obtaining adequate reimbursement from third party payers; attracting and retaining key personnel; legal costs and the duration and outcome of legal proceedings and investigations, including, but not limited to, our investigations pertaining to tax withholding issues; avoiding delisting of our securities on the Nasdaq Stock Market; obtaining patent protection for discoveries and risks associated with commercial limitations imposed by patents owned or controlled by third parties; and those other factors set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview and Risk Factors" and those other factors set forth in "Risk Factors" in the Company's most recent Registration Statement.

        We do not undertake to discuss matters relating to certain completed clinical trials or our regulatory strategies beyond those which have already been made public or discussed herein.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

        We are a biopharmaceutical company whose mission is to advance oncology care by developing a portfolio of targeted biologic treatments designed to address the medical needs of patients with cancer. We focus on what we believe are three promising strategies for treating cancer:

        - growth factor blockers,

        - angiogenesis inhibitors and

        - cancer vaccines.

        We were incorporated under the laws of the State of Delaware on April 26, 1984. Our corporate headquarters and research facility are located at 180 Varick Street, New York, New York 10014 and the telephone number is (212) 645-1405. We make available free of charge on our internet website (http://www.imclone.com) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

        Our lead product candidate, ERBITUX(TM) (cetuximab), formerly known as IMC-C225, is an investigational IgG1 therapeutic monoclonal antibody that inhibits stimulation of the Epidermal Growth Factor ("EGF") receptor upon which certain solid tumors depend in order to grow. ERBITUX has been shown in several early stage clinical trials to have an acceptable safety profile, to be well tolerated and, when administered alone or in combination with radiation therapy or chemotherapy, to cause tumor reduction in certain cases. We are conducting, and in some cases have completed, potential registration studies evaluating ERBITUX for the treatment of colorectal and head and neck cancers. Such studies include a potential registration monotherapy study evaluating ERBITUX for the treatment of colorectal cancer. We are also conducting potential registration studies in other indications.

        Subject to the receipt of regulatory approval, we intend to co-promote ERBITUX in the United States and Canada together with our development, promotion and distribution partner Bristol-Myers Squibb Company ("BMS") through its wholly-owned subsidiary E.R. Squibb & Sons, L.L.C. ("E.R. Squibb"). We have granted our development and marketing partner, Merck KGaA, rights to market ERBITUX outside the United States and Canada. In Japan, ImClone Systems and E.R. Squibb will share the development and marketing of ERBITUX, either together or co-exclusively with Merck KGaA. We are manufacturing ERBITUX for clinical trials and potential commercial sales. According to our agreements with BMS and Merck KGaA, each will be obligated to pay us certain royalties on their sales of ERBITUX.

        On December 28, 2001, the United States Food and Drug Administration ("FDA") issued a "refusal to file" letter with respect to our rolling Biologics License Application ("BLA") for the proposed indication of ERBITUX in combination with irinotecan (CAMPTOSAR(R), CPT-11) for the treatment of EGFR-positive colorectal cancer patients who are refractory to irinotecan treatment. On February 26, 2002, we, along with representatives from our strategic partners BMS and Merck KGaA, met with the FDA to discuss the FDA's "refusal to file" letter and to seek guidance on how to proceed. At this meeting, we discussed providing the FDA with data from a European clinical trial in irinotecan-refractory colorectal cancer sponsored by Merck KGaA in a study known as Trial EMR62202-007 in conjunction with reanalyzed clinical data from our U.S. Phase II clinical trials discussed below. Significant effort has been undertaken to address the concerns raised by the FDA since this meeting, including the completion of the Trial EMR62202-007 in Europe, the results of which are discussed below.

        At a subsequent meeting in September 2002, we discussed with the FDA a comprehensive clinical development program in colorectal cancer, including Trial CP02-0144, our second monotherapy study in the refractory colorectal cancer setting, for which we completed enrollment on April 4, 2003, as well as two

Phase III randomized studies known as Trial CA225-006 and Trial CA225-014. We have begun enrollment in both of these randomized studies.

        On June 5, 2003, we met with the FDA to discuss the results of the recently completed Merck KGaA Trial EMR62202-007 and opportunities to use these results to support a filing for ERBITUX in combination with irinotecan for the treatment of refractory colorectal cancer. As a result of these discussions, we believe that we can re-submit the BLA for ERBITUX in the second half of 2003.

        In addition to our work developing ERBITUX, we are also developing inhibitors of angiogenesis, which could be used to treat various kinds of cancer and other diseases. We have identified potential monoclonal antibody-based inhibitors, collectively known to us as IMC-KDR antibodies. The IMC-KDR antibodies bind selectively and with high affinity to the kinase insert domain-containing receptor ("KDR"), a principal Vascular Endothelial Growth Factor ("VEGF") receptor, thereby, we believe, inhibiting angiogenesis.

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

        In addition to the development of our lead product candidates, we continue to conduct research, both independently and in collaboration with academic and corporate partners, in a number of areas related to our core focus of growth factor blockers, angiogenesis inhibitors and cancer vaccines. We have also developed diagnostic products and vaccines for certain infectious diseases, and we have licensed the rights to these products and vaccines to corporate partners.

DEVELOPMENT PROGRAMS

ERBITUX(TM) CANCER THERAPEUTIC

        ERBITUX is an investigational IgG1 chimerized (part human, part mouse) monoclonal antibody that selectively binds to the EGF receptor and thereby inhibits growth of tumors dependent upon activation of the EGF receptor for cell division and survival. The activation of the EGF receptor is believed to play a critical role in the growth and survival of certain types of tumor cells and select normal cells. Certain cancer types are characterized by the expression of the EGF receptor. For example, according to the American Cancer Society, an estimated 148,000 cases of colorectal cancer were diagnosed in the United States in 2002. Trial CP02-9923 and other studies conducted by us have indicated that approximately 72% of advanced stage refractory colorectal cancer cases have been shown to express the EGF receptor in tumor cells. Also, according to the American Cancer Society, an estimated 28,900 cases of head and neck cancer were diagnosed in the United States in 2002. Similarly, according to the literature in this area, approximately 95% to 100% of squamous cell head and neck cancer cases have been shown to express the EGF receptor on the surface of the tumor cells. Other types of cancer are also characterized, in certain patients, by expression of the EGF receptor, including non-small cell lung, renal, and pancreatic cancers. By preventing the binding of critical growth factors to the EGF receptor, we believe it is possible to inhibit the growth and survival of these tumors.

EARLY ERBITUX(TM) CLINICAL TRIALS

        We have tested ERBITUX in numerous clinical trials. In these studies, we have given ERBITUX intravenously at escalating doses, both alone and in combination with radiation therapy or chemotherapy. We believe that results from Phase I/II trials of ERBITUX completed in 1999 established an appropriate dosing regimen and provided preliminary evidence of biologic activity of ERBITUX used in combination with chemotherapy and radiation therapy. With the data from these early trials, we continued our research in order to establish appropriate dosing regimen and whether ERBITUX is safe and effective in treating cancer.

RECENT ERBITUX(TM) CLINICAL TRIALS

        In order to establish whether ERBITUX is safe and effective in treating cancer in larger patient populations and to continue to determine the types of tumors on which ERBITUX is most effective, we conducted and plan to conduct the Phase II and Phase III clinical trials in the indications discussed below. We have tested ERBITUX in approximately 1,500 patients with various solid cancers, such as colorectal, head and neck, lung, renal, breast and prostate cancers. In addition to the clinical trials sponsored by us and described in the tables below, we also receive data, which may be registrational or otherwise supportive of our own development efforts, from clinical trials conducted by Merck KGaA, BMS and certain independent oncology groups.

COLORECTAL CANCER

                                                                      NUMBER OF
                                                                      PATIENTS
                                                                  ENROLLED IN STUDY
TRIAL                                      TREATMENT                AS OF 6/1/03                 COMMENTS
-----                                      ---------              -----------------              --------
Phase II --                      ERBITUX+irinotecan                      139           Open-label
  Irinotecan-refractory                                                                study -- established the
  colorectal cancer                                                                    activity and safety of
                                                                                       ERBITUX and irinotecan in
  Trial CP02-9923                                                                      irinotecan-refractory
                                                                                       colorectal cancer. Enrollment
                                                                                       and patient treatment were
                                                                                       completed.

Phase II --                      ERBITUX+irinotecan,                      30           Pilot study has provided the
  Stage IV                       leucovorin and fluorouracil                           safety data to support a
  colorectal cancer                                                                    randomized Phase III study of
                                                                                       standard three drug
  Trial CPO2-0038                                                                      chemotherapy with ERBITUX in
                                                                                       patients with
                                                                                       newly-diagnosed, metastatic
                                                                                       colorectal cancer. Enrollment
                                                                                       were completed.

Phase II --                      ERBITUX                                  61           Open-label study has provided
  Irinotecan-refractory          monotherapy                                           initial activity and safety
  stage IV                                                                             data for ERBITUX monotherapy
  colorectal cancer                                                                    in colorectal cancer.
                                                                                       Enrollment and patient
  Trial CPO2-0141                                                                      treatment were completed.

Phase II --                      ERBITUX                                 350           Open-label study of ERBITUX
  Irinotecan and oxaliplatin-    monotherapy                                           as a monotherapy in
  refractory stage IV                                                                  colorectal cancer. Enrollment
  colorectal cancer                                                                    commenced in August 2002.
                                                                                       Enrollment completed on April
  Trial CPO2-0144                                                                      4, 2003. Patient treatment is
                                                                                       ongoing.

        At the May 2001 American Society of Clinical Oncologists ("ASCO") meeting, we presented findings from our Phase II clinical study of ERBITUX and irinotecan in patients with irinotecan-refractory colorectal cancer (Trial CP02-9923). Of the 139 patients enrolled in Trial CP02-9923, 120 patients, in the opinion of the investigators, had EGF receptor-positive, irinotecan-refractory colorectal cancer. The findings demonstrated that 22.5% of these 120 patients achieved a partial response (greater than 50% tumor regression) according to an independent response assessment committee ("IRAC"). An additional nine patients (7.5%) achieved stabilization of disease (lack of tumor progression) according to the IRAC. The median duration of response was 186 days.

        At the May 2002 ASCO meeting, we presented the findings from two of our Phase II trials in colorectal cancer: a first-line therapy trial in combination with chemotherapy in patients with metastatic colorectal cancer (Trial CP02-0038) and a single-agent trial in refractory-colorectal cancer patients (Trial CP02-0141). In the monotherapy trial, 57 of the 61 enrolled patients were treated. The findings demonstrated that, of the 57 patients that were treated, 6 patients (10.5%) achieved a partial response according to the treating physicians and an additional 21 patients (36.8%) achieved stabilization of the disease. In the combination trial, data was analyzed using 29 of the 30 enrolled patients. The findings demonstrated that of the 29 patients, 14 patients (48.3%) treated achieved a partial response, an additional 9 patients (31%) achieved a minor response (greater than 25% tumor regression) and 3 patients (10.3%) achieved stabilization of disease, according to the treating physicians.

        In February 2003, the Company and BMS initiated a limited access program of ERBITUX in the United States (Trial CA225-041). The access program enrolls and treats patients with EGF receptor-positive metastatic colorectal cancer who are not eligible for other current clinical studies of ERBITUX and who have exhausted all other available treatment options. The access program, which was developed in collaboration with members of the cancer advocacy community, is administered by the National Organization for Rare Disorders, and utilizes an unbiased patient randomization system to select patients for entry into the program.

        As discussed above, on February 26, 2002, we, along with representatives from our strategic partners BMS and Merck KGaA, met with the FDA to discuss the "refusal to file" letter and to seek guidance on how to proceed. Based on concerns raised by the FDA regarding our BLA, we discussed with the FDA an approach to provide the FDA with (i) data from Trial EMR62202-007, a randomized European Phase II clinical trial in irinotecan-refractory colorectal cancer conducted by Merck KGaA, in conjunction with (ii) reanalyzed clinical data from the two U.S. Phase II clinical trials, Trial CP02-9923 and Trial CP02-0141, that had been included in our BLA, including a new independent response assessment of both trials. Significant effort was undertaken in Europe and the United States, resulting in the completion of Trial EMR62202-007 in Europe and, the completion of reanalyses of the data from Trial CP02-9923 and Trial CP02-0141 in the United States. In parallel, we have made significant effort to conduct Trial CP02-0144, a second monotherapy study, as expeditiously as practicable, into which, as stated above, enrollment was completed on April 4, 2003

        At the May 2003 ASCO meeting, Merck KGaA presented findings from Trial EMR62202-007. This study was designed to enroll only patients who were clinically and radiographically refractory to irinotecan. Eligible patients had to have failed one of three pre-defined irinotecan regimens not more than three months prior to protocol entry. The primary endpoint of the 007 trial was to measure the objective response rate of ERBITUX (greater than 50% tumor regression) in combination with irinotecan or as a single agent in patients progressing on an irinotecan-based regimen. Of the 329 patients enrolled in the trial, 218 patients were randomized into the combination treatment arm and 111 patients into the monotherapy arm. The findings demonstrated that the response rates according to an IRAC for the two treatment groups were 22.9% for the combination arm versus 10.8% for the monotherapy arm. The median time to progression was 4.1 months for the combination arm versus 1.5 months for the monotherapy arm.

        As stated above, on June 5, 2003, we, along with representatives from our strategic partners BMS and Merck KGaA, met with the FDA to provide the results of Trial EMR62202-007 as support for a proposed resubmission of a BLA for the use of ERBITUX in combination with irinotecan for the treatment of refractory colorectal cancer. We believe that this meeting with the FDA provided us with direction for resubmitting the ERBITUX BLA and we have targeted the timeframe of the second half of 2003 to do so.

        In conjunction with our U.S. partner BMS, we have opened or expect to open additional studies in colorectal cancer, including randomized studies in first-line and second-line therapy settings for metastatic colorectal cancer. In the second-line therapy setting, two studies are planned. One study, Trial CA225-014, which opened for patient enrollment and treatment in March 2003, tests the addition of ERBITUX to the combination of oxaliplatin, 5-fluorouracil, and leucovorin in patients who have failed irinotecan, 5-fluorouracil, and leucovorin. The second study, Trial CA225-006, which opened for patient enrollment in May 2003, tests the addition of ERBITUX to irinotecan in patients who have failed oxaliplatin, 5-fluorouracil, and leucovorin in the first line of therapy. The latter study is being conducted in collaboration with Merck KGaA.

HEAD AND NECK CANCER

                                                                      NUMBER OF
                                                                      PATIENTS
                                                                  ENROLLED IN STUDY
TRIAL                                      TREATMENT                AS OF 6/1/03                 COMMENTS
-----                                      ---------              -----------------              --------
Phase II --                      ERBITUX+cisplatin                       188           Trial to establish the safety
  Refractory head and neck                                                             and activity of ERBITUX in
  cancer                                                                               refractory head and neck
                                                                                       cancer. Enrollment and
  Trial CP02-9816                                                                      patient treatment were
                                                                                       completed.

Phase III --                     ERBITUX+ cisplatin                      123           Blinded, randomized study to
  Metastatic head and neck       vs. cisplatin alone                                   compare cisplatin alone with
  cancer                                                                               cisplatin plus ERBITUX in
                                                                                       patients with metastatic or
  Trial ECOG-5397                                                                      refractory head and neck
                                                                                       cancer. This study is being
                                                                                       conducted by the Eastern
                                                                                       Cooperative Oncology Group.
                                                                                       Enrollment and patient
                                                                                       treatment were completed.

Phase III --                     ERBITUX+ radiation                      424           Randomized study to compare
  Locally advanced head and      vs. radiation alone                                   ERBITUX plus radiation with
  neck cancer                                                                          radiation alone in patients
                                                                                       with locally advanced head
  Trial CP02-9815                                                                      and neck cancer. Enrollment
                                                                                       and patient treatment were
                                                                                       completed. Patient follow-up
                                                                                       is ongoing.

        At the May 2002 ASCO meeting, we presented findings from the recently completed Phase II study (Trial CP02-9816) demonstrating that the combination of ERBITUX and cisplatin, a standard chemotherapy, can produce significant responses in patients with cisplatin-refractory head and neck cancer. Specifically, this study demonstrated that 11.5% of patients with cisplatin-refractory squamous cell cancer of the head and neck achieved a partial response (greater than 50% tumor regression) to ERBITUX plus cisplatin. At the same meeting, our strategic partner Merck KGaA presented their findings from a similar Phase II trial of ERBITUX and cisplatin in patients with platinum-refractory head and neck cancer. This study reported a 10% response rate, consistent with the experience in the United States. Also, at ASCO 2002, the Eastern Cooperative Oncology Group presented their findings from a randomized Phase III trial of ERBITUX and cisplatin versus cisplatin alone in metastatic head and neck cancer (Trial ECOG-5397). This study demonstrated that the combination of ERBITUX plus cisplatin generated a 22% response rate, compared to 9% for cisplatin alone. Furthermore, the addition of ERBITUX increased two-year survival from 17% to 29%. These results did not reach statistical significance, but they suggest that a larger trial in squamous cell cancer of the head and neck would be necessary in order to convincingly demonstrate the potential survival benefit of the addition of ERBITUX to cisplatin-based therapy.

        We expect that results could be available from our Phase III locally advanced head and neck cancer study conducted in cooperation with Merck KGaA (Trial CP02-9815) in late 2003.

LUNG CANCER

                                                                      NUMBER OF
                                                                      PATIENTS
                                                                  ENROLLED IN STUDY
TRIAL                                      TREATMENT                AS OF 6/1/03                 COMMENTS
-----                                      ---------              -----------------              --------
Phase I/II --                    ERBITUX+carboplatin and                  33           Single-arm study to provide
  Untreated metastatic           paclitaxel                                            preliminary activity and
  non-small cell lung cancer                                                           safety data on the use of
                                                                                       ERBITUX and standard
  Trial CP02-9932                                                                      chemotherapy in
                                                                                       newly-diagnosed non-small
                                                                                       cell lung cancer. Enrollment
                                                                                       and patient treatment were
                                                                                       completed.

Phase Ib/IIa --                  ERBITUX+carboplatin and                  35           Single-arm study to provide
  Untreated metastatic           gemcitabine                                           preliminary activity and
  non-small cell lung cancer                                                           safety data on the use of
  Trial CP02-9925                                                                      ERBITUX and standard
                                                                                       chemotherapy in
                                                                                       newly-diagnosed non-small
                                                                                       cell lung cancer. Enrollment
                                                                                       and patient treatment were
                                                                                       completed.

Phase II --                      ERBITUX+docetaxel                        56           Single-arm study to provide
  Metastatic non-small cell                                                            preliminary activity and
  lung cancer following                                                                safety data on the use of
  failure of one prior                                                                 ERBITUX and standard
  platinum-containing regimen                                                          chemotherapy in previously
                                                                                       treated non-small cell lung
  Trial CP02-0036                                                                      cancer. Enrollment and
                                                                                       patient treatment were
                                                                                       completed.

        At the May 2003 ASCO annual meeting, we presented the findings of all three of the above studies involving treatment with ERBITUX in advanced non-small cell lung cancer. Findings from Trial CP02-9932, a Phase I/II study of ERBITUX combined with paclitaxel and carboplatin, showed that of 31 evaluable previously untreated patients, nine patients (29.0%) demonstrated a partial response and 11 patients (35.5%) demonstrated stable disease, resulting in a total rate of disease control of 64.5%. The median overall survival was 472 days.

        In Trial CP02-9925, a Phase Ib/IIa study combining ERBITUX with gemcitabine and carboplatin in 35 patients with newly-diagnosed non-small cell lung cancer, responses to treatment included 10 patients (28.6%) with a partial response and 21 patients (60.0%) with stable disease, and an overall rate of disease control of 88.6% of patients studied. Severe hematologic toxicities in this trial included thrombocytopenia, leucopenia and anemia.

        Finally, our Phase II study (Trial CP02-0036) of ERBITUX in combination with docetaxel in a chemotherapy-refractory/resistant population of 47 evaluable patients, one patient (1.9%) had a complete response (tumor no longer detectable), 11 patients (20.4%) had a partial response and 18 patients (33.3%) had stabilization of disease. Disease control was achieved in 55.6% of patients. Four patients discontinued the study due to an allergic reaction.

        In addition, our partner Merck KGaA reported at the same ASCO meeting that in a randomized Phase II study of 61 evaluable patients with chemotherapy-naive non-small cell lung cancer, the addition of ERBITUX to cisplatin and vinorelbine significantly increased tumor response rates (53.3% versus 32.3%).

        In 2003, in conjunction with our U.S. partner BMS, we opened an ERBITUX monotherapy study as a third-line therapy for patients with non-small cell lung cancer (Trial CA225-012).

PANCREATIC CANCER

                                                                      NUMBER OF
                                                                      PATIENTS
                                                                  ENROLLED IN STUDY
TRIAL                                      TREATMENT                AS OF 6/1/03                 COMMENTS
-----                                      ---------              -----------------              --------
Phase II --                      ERBITUX+gemcitabine                      41           Single-arm study of ERBITUX
  Chemotherapy-naive                                                                   plus gemcitabine for patients
  pancreatic cancer                                                                    with chemotherapy-naive
                                                                                       pancreatic cancer. Enrollment
  Trial CP02-9814                                                                      and patient treatment were
                                                                                       completed.

        At the May 2001 ASCO meeting, we presented findings from our Phase II clinical study (Trial CP02-9814) evaluating the use of ERBITUX and gemcitabine, a standard chemotherapy, in patients with EGF receptor-positive pancreatic cancer. The findings from this 41 patient study demonstrated that the combination therapy produced an one-year overall survival rate of 32.5%. The findings also demonstrated that five patients (12%) achieved a partial response (greater than 50% tumor regression), and an additional 21 patients (52%) achieved stabilization of disease. The median time to disease progression was approximately 3.5 months.

FUTURE STUDIES

        We regularly meet with our partners Merck KGaA and BMS to review and coordinate our clinical research efforts. We intend to explore additional studies in solid tumors.

GENERAL

        The primary side effects observed in ERBITUX trials to date have been a skin rash that has varied in severity depending on the patient, and fatigue and weakness (asthenia). The rash subsides following completion of therapy. Additionally, a review of the data from ongoing and completed trials has shown that approximately 4% of patients have experienced severe hypersensitivity reactions to the drug, thereby requiring physician monitoring of drug administration.

        As described above, we are testing ERBITUX in several different types of cancer. Whereas in certain cancer types, like head and neck cancer, the EGF receptor is expressed in nearly every patient with such cancer, in other cancer types, many patients will not be positive for the EGF receptor. For the purpose of testing of patients in the colorectal cancer trials, a diagnostic assay has been used to determine which patients are positive for the EGF receptor. Patients must be positive for the EGF receptor to be included in these trials. Currently, such diagnostic tests are being performed in a laboratory setting, since there are no commercialized assays available for this purpose. If ERBITUX is approved for treating particular cancer types, standard diagnostic kits may need to be available commercially. We have an agreement with the DakoCytomation A/S (formerly DAKO Corporation) for the development of an EGF receptor screening kit. Under the terms of the agreement, DakoCytomation will develop the kit, which will be used to screen tumors for expression of the EGF receptor to identify patients that may be receptive to treatment with ERBITUX. We selected DakoCytomation to develop the screening kit because of its reputation for quality and its experience in the development of diagnostics for other oncology-related monoclonal antibody therapeutics. In parallel with our application for FDA marketing approval of ERBITUX, DakoCytomation will be applying to the FDA for marketing approval of the EGF receptor screening kit.

COLLABORATIONS

        On September 19, 2001, we entered into a development, promotion, distribution and supply agreement with BMS and E.R. Squibb (the "Commercial Agreement"), subsequently amended on March 5, 2002, pursuant to which, among other things, BMS and E.R. Squibb will (a) co-develop and co-promote ERBITUX in the United States and Canada with us, and (b) co-develop and co-promote ERBITUX in Japan with us and together or co-exclusively with Merck KGaA. In accordance with the terms of the Commercial Agreement, responsibilities associated with clinical and other ongoing studies will be apportioned between the parties. The Commercial Agreement provides for the establishment of clinical development plans setting forth the activities to be undertaken by the parties for the purpose of obtaining marketing approvals, providing market support and developing new indications and formulations of ERBITUX. Except as otherwise agreed upon by the parties, we will own all registrations for the product and will be primarily responsible for the regulatory activities leading to the registration in each country. E.R. Squibb will be primarily responsible for the regulatory activities in each country after the product has been registered in that country.

        In December 1998, we entered into a development and marketing agreement, as subsequently amended, with Merck KGaA relating to ERBITUX. Under this agreement, we have retained the right to develop and market ERBITUX within the United States and Canada, and we have granted Merck KGaA the exclusive right, except in Japan (where ImClone Systems and BMS will co-develop and co-market ERBITUX together or co-exclusively with Merck KGaA) to develop and market ERBITUX outside of the United States and Canada.

MONOCLONAL ANTIBODY INHIBITORS OF ANGIOGENESIS

        Our general experience with growth factors, particularly the use of ERBITUX to block the EGF receptor, is mirrored in our pursuit of what may be another promising approach for the treatment of cancer, the inhibition of angiogenesis. Angiogenesis is the natural process of new blood vessel growth. VEGF is one of a group of molecules that helps regulate angiogenesis. Tumor cells, as well as normal cells, produce VEGF. Once produced by the tumor cells, VEGF stimulates the production of new blood vessels and ensures an adequate blood supply to the tumor, enabling the tumor to grow. KDR is a growth factor receptor found almost exclusively on the surface of human endothelial cells, which are the cells that line all blood vessels. VEGF must recognize and bind to this KDR receptor in order to stimulate the endothelial cells to grow and cause new blood vessels to form. We believe that interference with the binding of VEGF to the KDR receptor inhibits angiogenesis and can potentially be used to slow or halt tumor growth. We have identified potential inhibitors collectively known by us as IMC-KDR antibodies.

        In 2001, we concluded a Phase I clinical trial with an anti-KDR antibody known as IMC-1C11. In 2002, we identified several fully human monoclonal anti-KDR antibodies with potent anti-KDR activity. We expect to file an Investigational New Drug Application ("IND") for one of these fully human antibody candidates and to start clinical trials studying its potential for angiogenesis inhibition in cancer patients as soon as reasonably possible. This fully human antibody is expected to replace IMC-1C11 in our development pipeline.

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

        We have tested BEC2 in Phase I clinical trials at Memorial Sloan-Kettering Cancer Center against certain forms of cancer, including both limited disease and extensive disease small-cell lung carcinoma and melanoma (skin cancer). Limited disease small-cell lung carcinoma is limited to the lungs. Extensive disease small-cell lung carcinoma means that the disease has migrated to other parts of the body. In one such trial, 15 patients with small-cell lung carcinoma who had previously received chemotherapy and radiation therapy and achieved a partial or complete response were treated with BEC2. At the time the results were analyzed, approximately 27% of the patients had survived nearly five years following diagnosis. These survival rates were longer than historical survival rates for similar patients receiving conventional therapy, and so formed the basis for going forward with Phase III studies. However, this trial alone was not sufficient to establish that BEC2 is safe and effective in treating cancer.

        Therefore, in conjunction with Merck KGaA, we have initiated a 570-patient multinational pivotal Phase III trial for BEC2 in the treatment of limited disease small-cell lung cancer. The trial will examine patient survival two years after a course of therapy. Enrollment was completed in the third quarter of 2002. Data from this study is expected in mid-2004.

        In 1990, we entered into a BEC2 development and marketing agreement with Merck KGaA, which has been amended from time-to-time. We have retained the right to co-promote BEC2 with Merck KGaA within North America, and we have granted Merck KGaA exclusive rights to develop and market BEC2 outside of North America. Under the agreement, Merck KGaA is also funding a portion of the Phase III pivotal trial. In addition, we intend to be the worldwide manufacturer of BEC2.

GP75 CANCER VACCINE

        We are conducting research on a possible DNA-based melanoma vaccine against the melanoma antigen gp75. Melanoma is a tumor or cancerous growth of the skin. Animal studies have shown that a gp75 cancer vaccine is effective in creating an immune response in the body of the animal against melanoma cells, and may prevent or inhibit growth of experimental melanoma tumors in mice. We submitted an IND for a gp75 DNA vaccine, referred to as IMC-GP75, and commenced Phase I human clinical trials with this vaccine in March 2002. This dose finding and proof of principle study continues to enroll patients. The primary objective of the study is to establish the antigenicity of the vaccine, as measured by the production of antibodies to gp75 resulting from vaccination.

RESEARCH PROGRAMS

GENERAL

        In addition to concentrating on our products in development, we perform ongoing research, including research in each of the areas of our ongoing clinical programs of growth factor blockers, angiogenesis inhibitors and cancer vaccines. We have assembled a scientific staff with expertise in a variety of disciplines, including oncology, immunology, molecular and cellular biology, antibody engineering, protein and medicinal chemistry and high-throughput screening. In addition to pursuing research programs in-house, we collaborate with academic institutions and corporations to support our research and development efforts.

RESEARCH ON ANGIOGENESIS INHIBITORS

        We are continuing to work with an experimental antibody known as DC101 in animal models. DC101 neutralizes the flk-1 receptor, which is the mouse receptor to VEGF that corresponds to KDR in humans. Tumor models in mice have shown that DC101 inhibits tumor growth, and we are now focusing on establishing optimal protocols for combination therapies of DC101 with radiation therapy or chemotherapy. Previous studies have shown that such combination results in better efficacy in animals than therapy with the DC101 antibody alone.

        In another approach to angiogenesis inhibition, we are exploring the therapeutic potential of antibodies against vascular-specific cadherin ("VE-cadherin"). Cadherins are a family of cell surface molecules that help organize tissue structures. VE-cadherin is believed to play an important role in angiogenesis by organizing endothelial cells into vascular tubes, which is a necessary step in the formation of new blood vessels. As we stated above, advanced tumor growth is dependent on the formation of a capillary blood vessel network in the tumor to ensure an adequate blood supply to the tumor. Therefore, antibodies that inhibit VE-cadherin may inhibit such capillary formation in tumors, and help fight cancer by cutting off adequate blood supply to the tumor. Preclinical studies using monoclonal antibodies against VE-cadherin have demonstrated that inhibition of angiogenesis, tumor growth and metastasis occurs as a consequence of interfering with the ability of VE-cadherin to form tubular structures. We are evaluating antibodies that are efficacious in inhibiting angiogenesis and tumor growth without negatively affecting existing vessels.

        In connection with our VE-cadherin research program, we have an exclusive license from ICOS Corporation to certain patent rights pertaining to VE-cadherin and antibodies thereto for the treatment of cancer in humans.

RESEARCH ON GROWTH FACTOR BLOCKERS

        We are conducting a research program to develop blockers of the cell-signal transduction pathways of a class of enzymes referred to as tyrosine kinases. Like those based on KDR and EGF receptors, these pathways have been shown to be involved in the rapid proliferation of tumor cells. We are developing monoclonal antibodies to block the binding of growth factors to a number of cellular receptors that trigger these pathways, thereby potentially inhibiting cell division and tumor growth. The more mature projects are briefly outlined in the following section. We are also developing small molecule inhibitors to tyrosine kinase pathways. Our small molecule program is discussed below.

        Research on VEGFR-1 inhibitors: We are investigating the activities of antibodies that block the function of VEGFR-1 (flt-1), another receptor to which VEGF binds. Like VEGFR-2, the target of our anti-KDR antibodies, the VEGFR-1 receptor is believed to be involved in blood vessel formation, but recent data suggest that it may function in novel ways unrelated to angiogenesis. We have discovered that VEGFR-1 is expressed by a number of human tumors, most notably breast cancer. We have developed specific antibodies that block the function of VEGFR-1 and have conducted preclinical studies showing that these antibodies can inhibit the growth of human breast tumors in preclinical models. It is believed that VEGFR-1 inhibitors could be useful in treatment of breast cancer and we are developing therapeutic antibodies against this target for future clinical studies.

        We have also discovered that antibodies against VEGFR-1 may block inflammatory processes in such diseases as atherosclerosis and arthritis. Preclinical studies have demonstrated significant inhibition of atherosclerosis or arthritis disease processes by treatment with VEGFR-1 antibodies in mouse models. We are continuing research in this area to evaluate the therapeutic potential of VEGFR-1 antibodies in inflammatory diseases.

        Research on modulators of apoptosis (programmed cell death): We are developing antibody therapeutics that interfere with anti-apoptotic signaling and survival mechanisms of cancer cells. One mechanism involves the insulin-like growth factor-1 receptor (IGF1R) which is frequently over-expressed in diverse human tumor types. Activation of IGF1R in cancer cells increases the cells' ability to survive, especially under conditions of chemo- or radiotherapy, and it also contributes to cancer cell growth. We have developed and are evaluating antibodies to IGF1R that block binding of insulin-like growth factor-1 to the receptor, thus preventing its activation and triggering of survival and growth mechanisms in cancer cells.

SMALL MOLECULE DRUG DISCOVERY

        We have established a chemistry department, which is now fully operational at our chemistry facility in Brooklyn, New York, with capabilities in medicinal, combinatorial and computational chemistry, and high-throughput screening. We are also establishing our own chemical compound library for screening, and we are increasing our capacity to perform high-throughput screening. This department, working together with our other research groups, is concerned with the discovery of small molecules that inhibit the growth of cancer by interfering with (a) the function of enzymes (kinases) which can promote uncontrolled growth in cancer cells that have lost normal control mechanisms, (b) the ability of cancer cells to resist cell death, (c) mechanisms of cell cycle progression, and (d) angiogenesis.

RESEARCH ON CANCER VACCINES

        We are conducting research to discover possible cancer vaccines as another route to cancer treatment. Cancer vaccines would activate immune responses to tumors to protect against metastasis or recurrence of cancer, after initial remission or treatment. We are focusing our cancer vaccine research efforts on developing melanoma vaccines.

        In addition to the development of BEC2, we are conducting research on a possible melanoma vaccine based on the melanoma antigen gp75. Melanoma is a cancerous growth of the skin. Preclinical animal studies have shown that a gp75 antigen cancer vaccine is effective in creating an immune response in the animal's body against melanoma cells, and may prevent or inhibit growth of experimental melanoma tumors in mice. Additionally, we are investigating the use of other melanoma antigens to be used in conjunction with gp75 for the development of an effective vaccine. We are also investigating various modes of enhancing the capacity of the vaccine to elicit an immune response. We have retained North American marketing and manufacturing rights for gp75 antigen vaccines and have licensed to Merck KGaA the rights to manufacture and market gp75 antigen vaccines outside North America. We are collaborating with Memorial Sloan-Kettering Cancer Center on BEC2 and gp75 in both the clinical and research areas.

        We are also conducting research on a multimeric vaccine consisting of three human melanoma-associated antigens, gp75, TRP-2 and tyrosinase. The vaccine, referred to as IMC-TRPx3, has demonstrated the ability to produce antibody and cellular immune responses in mice. Additionally, preclinical findings have shown that mice vaccinated with IMC-TRPx3 and challenged with melanoma have a significantly reduced number of lung metastases as compared with a control group.

MISCELLANEOUS RESEARCH AREAS

        We are also conducting exploratory research outside of our principal areas of clinical focus. These include efforts to identify new genes from hematopoietic stem and stromal cell populations, as well as from tumor endothelial cells, that are potential oncology targets.

CORPORATE COLLABORATIONS

        In addition to our collaborations in the research and clinical areas with academic institutions, we have a number of collaborations with other corporations, the most significant of which are discussed below.

COLLABORATIONS WITH BRISTOL-MYERS SQUIBB COMPANY

        On September 19, 2001, we entered into an acquisition agreement (the "Acquisition Agreement") with BMS and Bristol-Myers Squibb Biologics Company, a Delaware corporation ("BMS Biologics") which is a wholly-owned subsidiary of BMS, providing for the tender offer by BMS Biologics to purchase up to 14,392,003 shares of our common stock for $70.00 per share, net to the seller in cash. The tender offer by BMS Biologics, available to all shareholders, allowed for our then-current employees and directors who held exercisable options to purchase shares of our common stock having exercise prices less than $70.00 per share, to conditionally exercise any or all of those options and tender the underlying shares in the tender offer. In connection with the Acquisition Agreement, we entered into a stockholder agreement with BMS and BMS Biologics, dated as of September 19, 2001 (the "Stockholder Agreement"), pursuant to which we agreed with BMS and BMS Biologics to various arrangements regarding each of our respective rights and obligations with respect to, among other things, the ownership of shares of our common stock by BMS and BMS Biologics. Concurrently with the execution of the Acquisition Agreement and the Stockholder Agreement, we entered into the Commercial Agreement with BMS and E.R. Squibb, pursuant to which, among other things, BMS and E.R. Squibb are (a) co-developing and co-promoting the biologic pharmaceutical product candidate ERBITUX in the United States and Canada with us, and (b) co-developing and co-promoting ERBITUX in Japan with us and either together or co-exclusively with Merck KGaA.

        On March 5, 2002, we amended the Commercial Agreement with E.R. Squibb and BMS. The amendment changed certain economics of the Commercial Agreement and has expanded the clinical and strategic role of BMS in the ERBITUX development program. One of the principal economic changes to the Commercial Agreement is that we received $140,000,000 on March 7, 2002 and an additional payment of $60,000,000 was received on March 5, 2003. Such payments are in lieu of the $300,000,000 payment we would have received on acceptance by the FDA of the ERBITUX BLA under the original terms of the Commercial Agreement. In addition, we agreed to resume and have resumed construction of our multiple product manufacturing facility (the "Multiple Product Facility"). The terms of the Commercial Agreement, as amended on March 5, 2002, are set forth in more detail below.

ACQUISITION AGREEMENT

        On October 29, 2001 BMS Biologics accepted for payment pursuant to the tender offer 14,392,003 shares of our common stock on a pro rata basis from all tendering shareholders and those conditionally exercising stock options.

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

        Based on the number of shares of common stock acquired pursuant to the tender offer, BMS has the right to nominate two directors. BMS designated Andrew
G. Bodnar, M.D. J.D., BMS' Senior Vice President, Strategy and Medical & External Affairs, as one of the initial BMS directors. The nomination of Dr. Bodnar was approved by the Board on November 15, 2001. The other BMS director position was initially filled by Peter S. Ringrose, M.A, Ph.D. Dr. Ringrose, who recently retired from his position of Chief Scientific Officer and President, Pharmaceutical Research Institute at BMS, also resigned from his director position with us. BMS has not yet designated a replacement to fill Dr. Ringrose's vacated Board seat.

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

        Approval Required for Certain Actions. We may not take any action that constitutes a prohibited action under the Stockholder Agreement without the consent of the BMS directors, until September 19, 2006 or earlier if any of the following occurs: (i) a reduction in BMS's ownership interest to below 5% for 45 consecutive days, (ii) a transfer or other disposition of shares of our common stock by BMS or any of its affiliates such that BMS and its affiliates own or have control over less than 75% of the maximum number of shares of our common stock owned by BMS and its affiliates at any time after September 19, 2001,
(iii) an acquisition by a third party of more than 35% of the outstanding shares of our common stock, (iv) a termination of the Commercial Agreement by BMS due to significant regulatory or safety concerns regarding ERBITUX, or (v) a termination of the Commercial Agreement due to a material breach by BMS. Such prohibited actions include (i) issuing additional shares or securities convertible into shares in excess of 21,473,002 shares of our common stock in the aggregate, subject to certain exceptions; (ii) incurring additional indebtedness if the total of (A) the principal amount of indebtedness incurred since September 19,

2001 and then-outstanding, and (B) the net proceeds from the issuance of any redeemable preferred stock then-outstanding, would exceed our amount of indebtedness for borrowed money outstanding as of September 19, 2001 by more than $500 million; (iii) acquiring any business if the aggregate consideration for such acquisition, when taken together with the aggregate consideration for all other acquisitions consummated during the previous twelve months, is in excess of 25% of our aggregate value at the time the binding agreement relating to such acquisition was entered into; (iv) disposing of all or any substantial portion of our non-cash assets; (v) entering into non-competition agreements that would be binding on BMS, its affiliates or any BMS director; (vi) taking certain actions that would have a discriminatory effect on BMS or any of its affiliates as a stockholder; and (vii) issuing capital stock with more than one vote per share.

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

        The following are exceptions to the standstill restrictions described above: (i) BMS Biologics may acquire beneficial ownership of shares of our common stock either in the open market or from us pursuant to the option described below, so long as, after giving effect to any such acquisition of shares, BMS' ownership interest would not exceed 19.9%; (ii) BMS may make, subject to certain conditions, a proposal to the Board to acquire shares of our common stock if we provide material non-public information to a third party in connection with, or begin active negotiation of, an acquisition by a third party of more than 35% of the outstanding shares; (iii) BMS may acquire shares of our common stock if such acquisition has been approved by a majority of the non-BMS directors; and (iv) BMS may make, subject to certain conditions, including that an acquisition of shares be at a premium of at least 25% to the prevailing market price, non-public requests to the Board to amend or waive any of the standstill restrictions described above. Certain of the exceptions to the standstill provisions described above will terminate upon the occurrence of: (i) a reduction in BMS's ownership interest in us to below 5% for 45 consecutive days, (ii) a transfer or other disposition of shares of our common stock by BMS or any of its affiliates such that BMS and its affiliates own or have control over less than 75% of the maximum number of shares owned by BMS and its affiliates at any time after September 19, 2001, (iii) a termination of the Commercial Agreement by BMS due to significant regulatory or safety concerns regarding ERBITUX, or (iv) a termination of the Commercial Agreement by us due to a material breach by BMS.

        Option to Purchase Shares in the Event of Dilution. BMS Biologics has the right under certain circumstances to purchase additional shares of common stock from us at market prices, pursuant to an option granted to BMS by us, in the event that BMS's ownership interest is diluted (other than by any transfer or other disposition by BMS or any of its affiliates). BMS can exercise this right (i) once per year, (ii) if we issue shares of common stock in excess of 10% of the then-outstanding shares in one day, and (iii) if BMS's ownership interest is reduced to below 5% or 12.5%. BMS Biologics' right to purchase additional shares of common stock from us pursuant to this option will terminate on September 19, 2006 or, if earlier, upon the occurrence of (i) an acquisition by a third party of more than 35% of the outstanding shares, or (ii) the first anniversary of a reduction in BMS's ownership interest in us to below 5% for 45 consecutive days.

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

COMMERCIAL AGREEMENT

        Rights Granted to E.R. Squibb. Pursuant to the Commercial Agreement, as amended on March 5, 2002, we granted to E.R. Squibb (i) the exclusive right to distribute, and the co-exclusive right to develop and promote (together with us) any prescription pharmaceutical product using the compound ERBITUX (the "product") in the United States and Canada, (ii) the co-exclusive right to develop, distribute and promote (together with us and together or co-exclusively with Merck KGaA and its affiliates) the product in Japan, and (iii) the non-exclusive right to use our registered trademarks for the product in the United States, Canada and Japan (collectively, the "territory") in connection with the foregoing. In addition, we agreed not to grant any right or license to any third party, or otherwise permit any third party, to develop ERBITUX for animal health or any other application outside the human health field without the prior consent of E.R. Squibb (which consent may not be unreasonably withheld).

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

        Up-Front and Milestone Payments. The Commercial Agreement provides for up-front and milestone payments by E.R. Squibb to us of $900,000,000 in the aggregate, of which $200,000,000 was paid on September 19, 2001, $140,000,000 was paid on March 7, 2002, $60,000,000 was paid on March 5, 2003, $250,000,000 is payable upon receipt of marketing approval from the FDA with respect to an initial indication for ERBITUX and $250,000,000 is payable upon receipt of marketing approval from the FDA with respect to a second indication for ERBITUX. All such payments are non-refundable and non-creditable.

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

        Development of the Product. Responsibilities associated with clinical and other ongoing studies are apportioned between the parties as determined by the product development committee described below. The Commercial Agreement provides for the establishment of clinical development plans setting forth the activities to be undertaken by the parties for the purpose of obtaining marketing approvals, providing market support and developing new indications and formulations of the product. After transition of responsibilities for certain clinical and other studies, each party is primarily responsible for performing the studies designated to it in the clinical development plans. In the United States and Canada, the Commercial Agreement provides that E.R. Squibb is responsible for 100% of the cost of all clinical studies other than those studies undertaken post-launch which are not pursuant to an IND (e.g. Phase IV studies), the cost of which is shared equally between E.R. Squibb and ImClone Systems. As between E.R. Squibb and ImClone Systems, each is responsible for 50% of the costs of all studies in Japan. We have also agreed, and may agree in the future, to share with E.R. Squibb, on terms other than the foregoing, costs of clinical trials that we believe are not potentially registrational but should be undertaken prior to launch in the United States, Canada or Japan. Except as otherwise agreed upon by the parties, we will own all registrations for the product and are primarily responsible for the regulatory activities leading to registration in each country. E.R. Squibb will be primarily responsible for the regulatory activities in each country after the product has been registered in that country. Pursuant to the terms of the Commercial Agreement, as amended, Andrew G. Bodnar, M.D., J.D., Senior Vice President , Strategy and Medical & External Affairs of BMS, and a member of our Board of Directors, will oversee the implementation of the clinical and regulatory plan for ERBITUX.

        Distribution and Promotion of the Product. Pursuant to the Commercial Agreement, E.R. Squibb has agreed to use all commercially reasonable efforts to launch, promote and sell the product in the territory with the objective of maximizing the sales potential of the product and promoting the therapeutic profile and benefits of the product in the most commercially beneficial manner. In connection with its responsibilities for distribution, marketing and sales of the product in the territory, E.R. Squibb is performing all relevant functions, including but not limited to the provision of all sales force personnel, marketing (including all advertising and promotional expenditures), warehousing and physical distribution of the product. However, we have the right, at our election and sole expense, to co-promote with E.R. Squibb the product in the territory. Pursuant to this co-promotion option, which we have exercised, we are entitled on and after April 11, 2002 (at our sole expense) to have our sales force participate in the promotion of the product consistent with the marketing plan agreed upon by the parties, provided that E.R. Squibb will retain the exclusive rights to sell and distribute the product. Except for our expenses incurred pursuant to the co-promotion option, E.R. Squibb is responsible for 100% of the distribution, sales and marketing costs in the United States and Canada, and as between E.R. Squibb and ImClone Systems, each is responsible for 50% of the distribution, sales, marketing costs and other related costs and expenses in Japan.

        Manufacture and Supply. The Commercial Agreement provides that we are responsible for the manufacture and supply of all requirements of ERBITUX in bulk form ("API") for clinical and commercial use in the territory, and that E.R. Squibb will purchase all of its requirements of API for commercial use from us. We will supply API for clinical use at our fully burdened manufacturing cost, and will supply API for commercial use at our fully burdened manufacturing cost plus a mark-up of 10%. Upon the expiration, termination or assignment of any existing agreements between ImClone Systems and third party manufacturers, E.R. Squibb will be responsible for processing API into the finished form of the product.

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

        Ownership. The Commercial Agreement provides that we own all data and information concerning ERBITUX and the product and (except for the E.R. Squibb Inventions) all processes, know-how and other inventions relating to the product and developed by either party or jointly by the parties. E.R. Squibb, however, has the right to use all such data and information, and all such processes, know-how or other inventions, in order to fulfill its obligations under the Commercial Agreement.

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

        We incurred approximately $2,250,000 during the year ended December 31, 2002 in legal and other advisor fees associated with the amendment to the Commercial Agreement with BMS and affiliates, and $16,055,000 during the year ended December 31, 2001, in legal and other advisor fees associated with consummating the Acquisition Agreement, the Stockholder Agreement and the Commercial Agreement with

BMS and affiliates. These costs have been expensed and included as a separate line item in operating expenses in the consolidated statements of operations.

COLLABORATIONS WITH MERCK KGAA

        ERBITUX Development and License Agreement. In December 1998, we entered into an agreement with Merck KGaA relating to the development and commercialization of ERBITUX. Under this agreement:

        - we retained the rights to market ERBITUX within the United States and Canada;

        - we granted Merck KGaA exclusive rights, except in Japan, to market ERBITUX outside of the United States and Canada;

        - we agreed to supply Merck KGaA, and Merck KGaA agreed to purchase from us, ERBITUX for conducting clinical trials and the commercialization of the product outside of the United States and Canada (which we are now currently supplying to Merck KGaA, and Merck KGaA is currently purchasing from us);

        - we (along with E.R. Squibb pursuant to the terms of the Commercial Agreement) will co-develop and co-market ERBITUX in Japan either together or co-exclusively with Merck KGaA;

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

        - has paid or will pay to us an additional $30,000,000 assuming achievement of further milestones for which Merck KGaA will receive equity (the "milestone shares") in our company, priced at varying premiums to the then market price of the common stock depending upon the timing of the achievement of the respective milestones. For the first three of these milestones we received $5,000,000 for which we issued 63,027 shares of common stock as of December 31, 2002, $6,000,000 for which we issued 334,471 shares of common stock as of May 16, 2003 and $3,000,000 for which we issued 150,007 shares of common stock as of June 16, 2003;

        - is funding clinical development of ERBITUX outside of the United States and Canada; and

        - is required to pay us royalties on its future sales of ERBITUX outside of the United States and Canada, if any.

        On May 16, 2003, we achieved a third equity-based milestone when Merck KGaA acknowledged that the results of a Phase II study sponsored by Merck KGaA in patients with chemotherapy-naive non-small cell lung cancer enabled the further development of ERBITUX in the European Union for the treatment of non-small cell lung cancer. The achievement of this third equity-based milestone triggered a payment by Merck KGaA of $3,000,000 which we received on June 16, 2003. Upon receipt of this payment, we issued to Merck KGaA 150,007 shares of our common stock, based upon a price of $20.00 per share, representing the sale of these shares at a ten percent premium to market value as provided in the license.

        In August 2001, ImClone Systems and Merck KGaA amended this agreement to provide, among other things, that Merck KGaA may manufacture ERBITUX for supply in its territory and may utilize a third party to do so upon ImClone Systems' reasonable acceptance. The amendment further released Merck KGaA from its obligations under the agreement relating to providing a guaranty under a $30,000,000 credit facility relating to the build-out of our single product manufacturing facility (the "Single Product Facility"). In addition, the amendment provides that the companies have co-exclusive rights to develop ERBITUX in

Japan, including the right to sublicense, and Merck KGaA waived its right of first offer in the case of a proposed sublicense by ImClone Systems of rights to ERBITUX in ImClone Systems' territory. In consideration for the amendment, we agreed to a reduction in royalties payable by Merck KGaA on sales of ERBITUX in Merck KGaA's territory.

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

        Through December 31, 2002, we have received the $30,000,000 in up-front fees and cash-based milestone payments as well as $5,000,000 of the equity-based milestone payments. On April 16, 2003, Merck KGaA was issued an import license by the Regierungspraesidium Darmstadt for the import of ERBITUX into Germany. Issuance of this license constituted achievement of a second equity-based milestone that triggered a payment by Merck KGaA of $6,000,000, which we received on May 16, 2003. Upon receipt of this payment, we issued to Merck KGaA 334,471 shares of ImClone Systems' common stock at a price of $17.94 per share, representing the sale of these shares at a ten percent premium to market value as provided in the license. As stated above, on May 16, 2003, we achieved a third equity-based milestone when Merck KGaA acknowledged that the results of a Phase II study sponsored by Merck KGaA in patients with chemotherapy-naive non-small cell lung cancer enabled the further development of ERBITUX in the European Union for the treatment of non-small cell lung cancer. The achievement of this third equity-based milestone triggered a payment by Merck KGaA of $3,000,000, which we received on June 16, 2003. Upon receipt of this payment, we issued to Merck KGaA 150,007 shares of our common stock, based upon a price of $20.00 per share, representing the sale of these shares at a ten percent premium to market value as provided in the license. Of the cash-based milestone payments received through December 31, 2002, $2,000,000 was received and recognized as revenue in the year ended December 31, 2001. A total of $28,000,000 was received prior to January 1, 2001 and originally recorded as fees potentially refundable to corporate partner and not as revenue due to the fact that they were refundable to Merck KGaA in the event a condition relating to obtaining certain collateral license agreements was not satisfied by us. In March 2001, this condition was satisfied and $24,000,000 in milestone payments was recognized as revenue by us during the three months ended March 31, 2001. The remaining $4,000,000 represents the up-front payment associated with the agreement and has been recorded as deferred revenue.

        In September 2002, we entered into a binding term sheet with Merck KGaA, effective as of April 15, 2002, for the supply of ERBITUX. The term sheet sets forth certain terms and obligations of each party including procedures for forecasting and ordering ERBITUX for clinical and commercial supply, cost of product, delivery terms, insurance and indemnification obligations and technology transfer to allow Merck KGaA or a third party to manufacture ERBITUX for supply in Merck KGaA's territory in accordance with the development and license agreement. The term sheet will continue in effect for the term of the development and license agreement, unless terminated for cause.

        BEC2 Research and License Agreement. Effective April 1990, we entered into an agreement with Merck KGaA relating to the development and commercialization of BEC2 and the recombinant gp75 antigen. Under this agreement:

        - we granted Merck KGaA a license, with the right to sublicense, to make, have made, use, sell, or have sold BEC2 and gp75 antigen outside North America;

        - we granted Merck KGaA a license, without the right to sublicense, to use, sell, or have sold, but not to make, BEC2 within North America in conjunction with ImClone Systems;

        - we retained the rights, (1) without the right to sublicense, to make, have made, use, sell, or have sold BEC2 in North America in conjunction with Merck KGaA and (2) with the right to sublicense, to make, have made, use, sell, or have sold gp75 antigen in North America;

        - we are required to give Merck KGaA the opportunity to negotiate a license in North America to gp75 antigen before granting such a license to any third party.

        In return, Merck KGaA:

        - has made research support payments to us totaling $4,700,000;

        - is required to make milestone payments to us of up to $22,500,000, of which $4,000,000 has been received through December 31, 2002, based on milestones achieved in the product development of BEC2;

        - is required to make royalty payments to us on all sales of the licensed products outside North America, if any, with a portion of the earlier funding received under the agreement being creditable against the amount of royalties due.

        Merck KGaA is responsible for conducting the clinical trials and regulatory submissions outside North America, and we are responsible for conducting those within North America. Costs worldwide to conduct a multi-site, multinational Phase III clinical trial investigating the treatment of limited disease small-cell lung carcinoma with BEC2 are the responsibility of Merck KGaA. These include our out-of-pocket costs (but do not include costs of establishing a manufacturing facility) for manufacturing materials for clinical trials, conduct of clinical trials and regulatory submissions (other than drug approval fees, which are the responsibility of Merck KGaA or ImClone Systems in our respective territories). If these expenses, including such expenses of Merck KGaA, exceed DM17,000,000, such excess expenses will be shared 60% by Merck KGaA and 40% by us. This expense level was reached during the fourth quarter of 2000 and all expenses from that point forward are being shared 60% by Merck KGaA and 40% by us. We will negotiate with Merck KGaA the allocation of costs for the conduct of additional clinical trials for other indications. We are responsible for providing the supply of the active agent outside of North America at the expense of Merck KGaA, and the parties intend that the cost of goods sold in North America be paid out of gross sales of any licensed product in North America in accordance with a co-promotion agreement to be negotiated.

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

        For the year ended December 31, 2002 we earned total royalty revenues of $1,352,000 pursuant to our strategic alliance with Abbott.

WYETH

        In December 1987, we entered into a vaccine development and licensing agreement with American Cyanamid Company ("Cyanamid") that provided Cyanamid an exclusive worldwide license to manufacture and sell vaccines developed during the research period of the agreement. During the research period of the agreement, we were engaged in the development of two vaccine candidates, the first of which was for N. gonorrhea based on recombinant proteins, and the second of which was for Herpes Simplex Virus based on recombinant glycoproteins B and D.

        In September 1993, Cyanamid's Lederle-Praxis Biologicals division and ImClone Systems entered into a research collaboration agreement, which by its terms supersedes the earlier agreement as to N. gonorrhea vaccine candidates, but not as to Herpes Simplex Virus vaccine candidates.

        The successor to Cyanamid, Wyeth (formerly known as American Home Products Corporation) has the responsibility under both agreements for conducting pre-clinical and clinical trials of the vaccine candidates, obtaining regulatory approval, and manufacturing and marketing the vaccines. Wyeth is required to pay royalties to us in connection with sales of the vaccines, if any.

        In the year ended December 31, 2002, no revenues were recorded under the Wyeth agreements.

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

        In the year ended December 31, 2002, we recorded revenues of $58,000 under the GlaxoSmithKline plc agreement, which consisted of a license fee.

DAKOCYTOMATION A/S

        We have an agreement with DakoCytomation A/S (formerly known as DAKO Corporation) for the development of an EGF receptor screening kit. Under the terms of the agreement, DakoCytomation will develop the kit, which will be used to screen tumors for expression of EGF receptor to identify patients that may be receptive to treatment with ERBITUX. We selected DakoCytomation to develop the screening kit because of its reputation for quality and its experience in the development of diagnostics for other oncology-related monoclonal antibody therapeutics. DakoCytomation is a global provider of cancer diagnostics and research products that use antibodies, nucleic acid probes and proprietary detection technologies to identify specific disease-associated molecules in tissues and cells. In parallel with our application for FDA marketing approval of ERBITUX, DakoCytomation will be applying to the FDA for marketing approval of the EGF receptor screening kit.

AMGEN, INC.

        We have entered into a non-exclusive license and supply agreement with Amgen, Inc. (formerly Immunex Corporation) under which we granted Amgen an exclusive worldwide license to the flk-2/flt-3 receptor for the limited use of the manufacture of the flk-2/flt-3 growth factor. Under this agreement, we are to receive certain royalty and licensing fees.

        In the year ended December 31, 2002, no revenues were recorded under this agreement.

MANUFACTURING

        We own and operate a pilot manufacturing facility for biologics in Somerville, New Jersey for the manufacture of clinical trial materials. At our pilot facility, we previously manufactured a portion of the ERBITUX utilized for clinical trials. We now are using our pilot facility to develop the cell culture and purification process for IMC-KDR antibodies and are in the early stages of production for clinical trials. We also plan to use the pilot manufacturing facility for the manufacture of other monoclonal antibodies in early development. Our pilot facility is operated in accordance with current Good Manufacturing Practices ("cGMP"), which is a requirement for product manufactured for use in clinical trials and for commercial sale.

        Production in commercial quantities required the expansion of our manufacturing capabilities and the hiring and training of additional personnel. In July 2001, we completed construction of an 80,000 square foot Single Product Facility on our Somerville, New Jersey campus. The Single Product Facility contains three 10,000 liter (production volume) fermenters and is dedicated to the clinical and commercial production of ERBITUX. The construction of the Single Product Facility cost a total of approximately $53,000,000, excluding capitalized interest of approximately $1,966,000. The Single Product Facility was ready for its intended use and was put in operation in July 2001. We expect that the Single Product Facility will be included in the resubmission of our BLA and material produced in the Single Product Facility will be used to support ongoing clinical trials and product launch. In July 2002, the FDA gave us clearance to use ERBITUX produced at the Single Product Facility in clinical studies. The Single Product Facility had a satisfactory cGMP inspection by the Regierungsprasidium Darmstadt that resulted in a Product Import license being granted to Merck KGaA in April 2003, covering the period November 2002 to October 2004.

        In December 1999, we entered into a development and manufacturing services agreement with Lonza Biologics plc ("Lonza"). This agreement was amended in April 2001 to include additional services. Under the agreement, Lonza was responsible for process development and scale-up to manufacture ERBITUX in bulk form under cGMP conditions. These steps were taken to assure that the manufacturing process would produce bulk material that conforms with our reference material and to support, in part, our regulatory filing with the FDA. As of December 31, 2002, we incurred approximately $7,068,000 for services provided under the development and manufacturing services agreement. Lonza has completed its obligations under the development and manufacturing services agreement. In September 2000, we entered into a three-year commercial manufacturing services agreement with Lonza relating to ERBITUX. This agreement was amended in June 2001 and again in September 2001 to include additional services. As of December 31, 2002, we incurred approximately $61,833,000 for services provided under the commercial manufacturing services agreement. Under these two agreements, Lonza is manufacturing ERBITUX at the 5,000 liter scale under cGMP conditions and is delivering it to us over a term ending no later than December 2003. The costs associated with both of these agreements are included in research and development expenses when incurred and will continue to be so classified until such time as ERBITUX may be approved for sale or until we obtain obligations from our corporate partners for supply of approved product. In the event of such approval or obligations from our corporate partners, the subsequent costs associated with manufacturing ERBITUX for commercial sale will be included in inventory and expensed as cost of goods sold at the time of sale. In the event we terminate the commercial manufacturing services agreement with Lonza without cause, we will be required to pay 85% of the stated costs for each of the first ten batches cancelled, 65% of the stated costs for each of the next ten batches cancelled and 40% of the stated costs for each of the next six batches cancelled. The batch cancellation provisions for the subsequent batches contained in the amendment to the commercial manufacturing services agreement require us to pay 100% of the stated costs of cancelled batches scheduled within six months of the cancellation, 85% of the stated costs of cancelled batches scheduled between six and twelve months following the cancellation and 65% of the stated costs of cancelled batches scheduled between twelve and eighteen months following the cancellation. Certain batches have been cancelled at other negotiated rates agreed to by the parties. These amounts are subject to mitigation should Lonza use its manufacturing capacity caused by such termination for another customer.

        In December 2001, we entered into an agreement with Lonza to manufacture ERBITUX at the 2,000 liter scale for use in clinical trials by Merck KGaA. As of December 31, 2002, we incurred approximately $7,183,000 for services provided under this agreement. During 2002, Merck KGaA reimbursed us for the services provided under this agreement. Lonza has completed its obligations under the 2000 liter supply agreement.

        On January 2, 2002, we executed a letter of intent with Lonza to enter into a long-term supply agreement. The long-term supply agreement would have applied to a large scale manufacturing facility that Lonza is constructing, which would have been able to produce ERBITUX in 20,000 liter batches. We paid Lonza $3,250,000 upon execution of the letter of intent for the exclusive right to negotiate a long-term supply agreement for a portion of the facility's manufacturing capacity. In September 2002, we wrote-off the deposit because the exclusive negotiation period ended on September 30, 2002. In light of the assistance we provided to a third party with respect to preserving and then relinquishing the manufacturing capacity described above, the third party paid us $3,250,000 in April 2003 and this amount is being recognized as a reduction to operating expenses in 2003.

        We rely entirely on third party manufacturers for filling and finishing services with respect to ERBITUX. If our current third party manufacturers or critical raw material suppliers fail to meet our expectations, we cannot be assured that we will be able to enter into new agreements with other suppliers or third party manufacturers without an adverse effect on our business.

        We may have insufficient quantities of ERBITUX for the product launch if we obtain FDA approval to market ERBITUX before obtaining FDA approval required to permit our Single Product Facility to manufacture ERBITUX for commercial use, or if a contract manufacturer retained for such contingency is unable to deliver approved product to us on a timely basis. In any event, we may continue to seek to enter into arrangements with contract manufacturers in order to provide a second source of supply or additional capacity for the manufacture of our products, if necessary.

        We have completed detailed design plans for, and are proceeding with construction of, the Multiple Product Facility. The Multiple Product Facility will have a capacity of up to 110,000 liters (production volume). The Multiple Product Facility is being built on property we purchased that is adjacent to our Single Product Facility. The cost for the Multiple Product Facility is expected to be approximately $260,000,000, excluding capitalized interest, with anticipated mechanical completion by the end of 2005.

MARKETING AND SALES

        Pursuant to the terms of the Commercial Agreement, E.R. Squibb has primary responsibility for distribution, marketing and sales of ERBITUX in the United States and Canada and will provide sales force personnel and marketing services for ERBITUX. We have the right, at our election and sole expense, to co-promote ERBITUX with E.R. Squibb. As part of our strategy to develop the capacity to market our cancer therapeutic products, we have exercised this co-promotion right and are therefore entitled to have our sales force participate in the co-promotion of ERBITUX. Pursuant to the terms of the Commercial Agreement, E.R. Squibb retains the exclusive rights to sell and distribute the product.

        We also have co-promotion rights for commercialization of our BEC2 cancer vaccine in North America pursuant to our BEC2 agreement with Merck KGaA.

        In order to develop our internal marketing and sales capabilities, in 1999 ImClone Systems hired a strategic marketing team with experience in the commercial launch of a monoclonal antibody cancer therapeutic and we intend to build an internal sales force and an infrastructure to support our cancer therapeutic products.

        We will continue to evaluate future arrangements and opportunities with respect to other products we may develop in order to optimize our profits and our distribution, marketing and sales capabilities.

PATENTS AND TRADEMARKS

GENERAL

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

        - obtain patents to protect our own products

        - obtain licenses to use the technologies of third parties, which may be protected by patents

        - protect our trade secrets and know-how

        - operate without infringing the intellectual property and proprietary rights of others

PATENT RIGHTS; LICENSES

        We currently have exclusive licenses or assignments to 93 issued patents worldwide that relate to our proprietary technology in the United States and foreign countries, 53 of which are issued United States patents. In addition, we currently have exclusive licenses or assignments to approximately 67 families of patent applications.

        ERBITUX(TM). We have an exclusive license from the University of California at San Diego to an issued United States patent for the murine form of ERBITUX, our EGF receptor antibody product. We believe that this patent's scope should be its literal claim scope as well as other antibodies not literally embraced but potentially covered under the patent law doctrine of equivalents. Whether or not a particular antibody is found to be an equivalent to the antibodies literally covered by the patent can only be determined at the time of a potential infringement, and in view of the technical details of the potentially infringing antibody in question. Our licensor of this patent did not obtain patent protection outside the United States for this antibody.

        We are pursuing additional patent protection relating to the field of EGF receptor antibodies in the treatment of cancer that may limit the ability of third parties to commercialize EGF receptor antibodies for such use. Specifically, we are pursuing patent protection for the use of EGF receptor antibodies in combination with chemotherapy to inhibit tumors or tumor growth. We have exclusively licensed from Rhone-Poulenc Rorer Pharmaceuticals, now known as Aventis, patent applications seeking to cover the therapeutic use of antibodies to the EGF receptor in conjunction with anti-neoplastic agents. A U.S. patent, a Canadian patent and a European patent were issued in this family. In December 2002, Opposition Proceedings seeking to revoke the European patent were brought by the Scripps Research Institute, Amgen Inc., Abgenix, Inc., and YM Biosciences Inc. An Opposition Proceeding is an administrative process, the outcome of which may be that our European patent will be revoked. We have filed additional patent applications, based in part on our own research, that would cover the use of ERBITUX and other EGF receptor antibodies in conjunction with radiation therapy, and the use of ERBITUX and other EGF receptor inhibitors in refractory patients, either alone or in combination with chemotherapy or radiation therapy. We have also filed patent applications that include claims on the use of conjugated forms of ERBITUX, as well as humanized forms of the antibody and fragments.

        Our license agreements with the University of California, San Diego and Aventis require us to pay royalties on sales of ERBITUX that are covered by these licenses.

        There can be no assurance that patent applications related to the field of antibodies in the treatment of cancer to which we hold rights will result in the issuance of patents, that any patents issued or licensed to our company related to ERBITUX or its use will not be challenged and held to be invalid or of a scope of coverage that is different from what we believe the patent's scope to be, or that our present or future patents related to these technologies will ultimately provide adequate patent coverage for or protection of our present or future EGF receptor antibody technologies, products or processes. Since, until recently, patent applications were secret until patents were issued in the U.S., or corresponding applications were published in foreign countries, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first to make our inventions, or that we were the first to file patent applications for such inventions. In addition, patents do not give the holder the right to commercialize technology covered by the patents, should our production or our use be found by a court to be embraced by the patent of another.

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

        In the event that there is patent litigation involving one or more of the patents issued to us, there can be no guarantee that the patents will be held valid and enforceable. The scope of patents are expected to be called into question and could result in a decision by a court that the claims have a different scope than we believe them to have. Further, the outcome of patent litigation is subject to intangibles that cannot be adequately quantified in advance, including the demeanor and credibility of witnesses that will be called to testify and the identity of the adverse party. This is especially true in biotechnology-related patent cases that may turn on the testimony of experts as to technical facts upon which experts may reasonably disagree.

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

        There can be no assurance that we will not be subject to claims in patent suits, that one or more of our products or processes infringe their patents or violate the proprietary rights of third parties. Defense and prosecution of such patent suits can result in the diversion of substantial financial, management and other resources from our other activities. An adverse outcome could subject us to significant liability to third parties, require us to obtain licenses from third parties, or require that we cease any related product development activities or product sales.

        An adverse determination by a court in any such patent litigation, or by the U.S. Patent and Trademark Office in a patent interference proceeding, particularly with respect to ERBITUX, to which we may become a party, would subject us to significant liabilities to third parties or require us to seek licenses from third parties, or result in loss in whole or part of our ability to continue to sell our product. If required, the necessary licenses may not be available on acceptable terms or at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us, in whole or in part, from commercializing our products, which could have a material adverse effect on our business, financial condition and results of operations.

        ERBITUX is a "chimerized" monoclonal antibody, which means it is made of antibody fragments derived from more than one type of animal. Patents have been issued to other biotechnology companies that relate to chimerized antibodies or their manufacture. Therefore, we may be required to obtain licenses under these patents before we can commercialize our own chimerized monoclonal antibodies, including ERBITUX. We cannot be certain that we will ever be able to obtain such patent licenses related to chimerized monoclonal antibodies in the U.S. or in other territories of the world where we would want to commercialize ERBITUX. Even if we are able to obtain other licenses as requested, there can be no assurance that we would be able to obtain a license on financial or other terms acceptable to us or that we would be able to successfully redesign our products or processes to avoid the scope of such patents. In either such case, such inability would have a material adverse effect on our business, financial condition and results of operations. We cannot guarantee that the cost of such licenses would not materially affect the ability to commercialize ERBITUX.

        ANGIOGENESIS INHIBITORS. With respect to our research on inhibitors to angiogenesis based on the flk-1 receptor (VEGFR2), we are the exclusive licensee from Princeton University of a family of patents and patent applications covering recombinant nucleic acid molecules that encode the murine flk-1 receptor and antibodies to extracellular portions of the receptor and its human homolog, KDR. We are also the assignee of a family of patents and patent applications filed by our scientists generally related to angiogenesis-inhibiting antibodies to receptors that bind VEGF, for example human flt-1 (VEGFR1) and KDR (VEGFR2). One of the patents licensed from Princeton University claims the use of flk-1 receptor antibodies to isolate cells expressing the flk-1 receptor on their cell surfaces. Additionally, we are a co-owner of a patent application claiming the use of flk-1/KDR receptor antibodies to isolate endothelial stem cells that express flk-1/KDR on their cell surfaces. At present, we are seeking exclusive rights to this invention from the co-owners.

        Our license from Princeton University requires us to pay royalties on sales that would otherwise infringe the licensed patents, which cover antibodies to the flk-1/KDR receptor.

        IMC-1C11 and recently identified fully human IMC-KDR antibodies that we are developing are phage-derived antibodies, which means they are made using phage technology. Since patents have been issued to biotechnology companies that relate to phage-derived antibodies and their manufacture, we may be required to obtain licenses under these patents before we can commercialize certain phage-derived antibodies. In March 2003, we entered into a license with Dyax Corp. ("Dyax") for certain of Dyax's patents rights and know-how covering certain phage display technology and a proprietary phage display library. This license also includes sublicense or non-enforcement covenant rights from other companies that possess patent and other intellectual property rights relating to phage display technology. We believe, though we cannot be certain, that this license will provide us with the freedom to operate in the commercialization of phage-derived antibody inhibitors to KDR, as well as certain other phage-derived antibodies.

        IMC-1C11 is a "chimerized" monoclonal antibody (which means it is made of antibody fragments derived from more than one type of animal). Patents have been issued to other biotechnology companies that relate to chimerized antibodies or their manufacture. Therefore, we may be required to obtain licenses under these patents before we can commercialize our own chimerized monoclonal antibodies, including IMC-1C11. Similarly, commercialization of a newer fully human IMC-KDR antibody may require obtaining licenses pertaining to the use of certain discovery and manufacturing technologies.

        We cannot be certain that we will ever be able to obtain such patent licenses related to chimerized and/or phage-derived monoclonal antibodies in the U.S. or in other territories of the world where we would want to commercialize such IMC-KDR antibodies. Even if we are able to obtain other licenses as requested, there can be no assurance that we would be able to obtain a license on financial or other terms acceptable to us or that we would be able to successfully redesign our products or processes to avoid the scope of such patents. In either such case, such inability could have a material adverse effect on our business, financial condition and results of operations. We cannot guarantee that the cost of such licenses would not materially affect the ability to commercialize IMC-KDR antibodies.

        There can be no assurance that others will not be, or have not been, issued patents that may prevent the sale of one or more of our products or the practice of one or more of our processes, or require licensing and the payment of significant fees or royalties by us to third parties in order to enable us to conduct business.

        There can be no assurance that we will not be subject to claims that one or more of our products or processes infringe other patents or violate the proprietary rights of third parties. In the event that we are called upon to defend and/or prosecute patent suits, the related legal and administrative proceedings would be costly and time consuming and could result in loss of patent rights, infringement penalties or both. In addition, defense and prosecution of patent suits can result in the diversion of substantial financial, management and other resources from our other activities. An adverse outcome could subject us to significant liability to third parties, require us to obtain licenses from third parties, or require us to cease any related product development activities or product sales and might have a material adverse effect on our business.

        VE-CADHERIN. We have obtained an exclusive license from ICOS Corporation to certain patent rights pertaining to VE-cadherin and antibodies thereto for the treatment of cancer in humans. We are also the assignee of a family of patent applications filed by an employee related to methods of generating therapeutically valuable antibodies that bind VE-cadherins. These two families of patent applications cover cadherin molecules that are involved in endothelial cell interactions. These interactions are believed to be involved in angiogenic processes. The subject patents and patent applications also cover antibodies that bind to, and affect the cadherin molecules.

        Our license from ICOS requires us to pay royalties on the sale of certain VE-cadherin antibodies.

        BEC2. We have exclusively licensed from Memorial Sloan-Kettering Cancer Center a family of patents and patent applications relating to our BEC2 monoclonal anti-idiotypic antibody. We know that others have been issued patents in the U.S. and Europe relating to anti-idiotypic antibodies or their use for the treatment of tumors. These patents could be alleged by the third party patent holders in a suit for patent infringement to be valid and to cover BEC2 or certain uses of BEC2. We have entered into a license agreement with Merck KGaA, which entitles Merck KGaA to market BEC2 worldwide, with the exception of North America, where we are entitled to co-promote BEC2 in North America with Merck KGaA. Merck KGaA has informed us that it has obtained non-exclusive, worldwide licenses to some of these patents in order for Merck KGaA to market BEC2 within its territory.

        Our license from Memorial Sloan-Kettering Cancer Center requires us to pay royalties on sales of BEC2.

        Even if the BEC2-related patent applications mature into issued patents, there can be no assurance that others will not be, or have not been, issued patents that may prevent the sale of one or more of our products or the practice of one or more of our processes, or require licensing and the payment of significant fees or royalties by us to third parties in order to enable us to conduct our business.

        There can be no assurance that we will not be subject to claims that one or more of its products or processes infringe other patents or violate the proprietary rights of third parties. In the event that we are called upon to defend and/or prosecute patent suits, the related legal and administrative proceedings would be costly and time consuming and could result in loss of patent rights, infringement penalties or both. In addition, defense and prosecution of patent suits can result in the diversion of substantial financial, management and other resources from our other activities. An adverse outcome could subject us to significant liability to third parties, require us to obtain licenses from third parties, or require us to cease any related product development activities or product sales and might have a material adverse effect on our business.

        In the event we are required to seek other patent licenses related to BEC2, we cannot be certain that we will ever be able to obtain such patent licenses in the U.S. or other parts of the world where we would want to commercialize BEC2. Even if we are able to obtain other licenses as requested, there can be no assurance that we would be able to obtain a license on financial or other acceptable terms or that we would be able to successfully redesign our products or processes to avoid such patents. We cannot guarantee that the cost of such licenses would not materially affect the ability to commercialize BEC2.

        GP75 CANCER VACCINE. We have exclusively licensed from Memorial Sloan-Kettering Cancer Center a family of patents and patent applications relating to our work with the melanotic protein, gp75. We have exclusively licensed patents and patent applications that relate to both the human protein gp75 and the gene encoding human protein gp75, as well as the use of murine gp75 protein and nucleic acids used to elicit an immune response in humans. We have entered into a license agreement with Merck KGaA, which entitles Merck KGaA to market human gp75 protein as a vaccine. In Europe, Aventis Pasteur Ltd. has brought an Opposition Proceeding seeking to revoke a granted European patent claiming aspects of a gene encoding human gp75 protein. An Opposition Proceeding is an administrative process, the outcome of which may be that our European patent will be revoked.

        Our license agreements with Memorial Sloan-Kettering Cancer Center require us to pay royalties on future sales of products covered by these licenses.

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

        There can be no assurance that we will not be subject to claims that one or more of our products or processes infringe other patents or violate the proprietary rights of third parties. In the event that we are called upon to defend and/or prosecute patent suits the related legal and administrative proceedings would be costly and time consuming and could result in loss of patent rights, infringement penalties or both. In addition, defense and prosecution of patent suits can result in the diversion of substantial financial, management and other resources from our other activities. An adverse outcome could subject us to significant liability to third parties, require us to obtain licenses from third parties, or require us to cease any related product development activities or product sales.

        TRADEMARKS. ERBITUX, IMCLONE, IMCLONE SYSTEMS, IMCLONE SYSTEMS INCORPORATED, TARGETED ONCOLOGY and the ANTIBODY DESIGN (pantone #172 "Orange"), our corporate icon, are trademarks and/or service marks of ImClone Systems. Applications are pending or registrations have been issued for various of these marks in the United States and/or foreign jurisdictions.

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

        Relationships between us and our employees, scientific consultants and collaborators provide these persons with access to our trade secrets, know-how and technological innovation under confidentiality agreements with the parties involved. Similarly, our employees and consultants enter into agreements with us that require that they do not disclose confidential information of ours and that they assign to us all rights to any inventions relating to our activities made while in our employ or while consulting for us.

GOVERNMENT REGULATION

        The research and development, manufacture and marketing of human therapeutic and diagnostic products are subject to regulation, primarily by the FDA in the United States and by comparable authorities in other countries. These national agencies and other federal, state and local entities regulate, among other things, research and development activities (including testing in animals and in humans) and the testing, manufacturing, handling, labeling, storage, record keeping, approval, advertising and promotion of the products that we are developing. Noncompliance with applicable requirements can result in various adverse consequences, including delay in approval or refusal to approve product licenses or other applications, suspension or termination of clinical investigations, revocation of approvals previously granted, fines, criminal prosecution, recall or seizure of products, injunctions against shipping products and total or partial suspension of production and/or refusal to allow a company to enter into governmental supply contracts.

        The process of obtaining requisite FDA approval has historically been costly and time consuming. Current FDA requirements for a new human drug or biological product to be marketed in the United States include: (1) the successful conclusion of pre-clinical laboratory and animal tests, if appropriate, to gain preliminary information on the product's safety; (2) filing with the FDA of an IND, to conduct human clinical trials for drugs or biologics;
(3) the successful completion of adequate and well-controlled human clinical investigations to establish the safety and efficacy of the product for its recommended use; and (4) filing by a company and acceptance and approval by the FDA of a New Drug Application ("NDA") for a drug product or a Biological License Application ("BLA") for a biological product to allow commercial distribution of the drug or biologic. Overall, conducting clinical trials is a lengthy, time-consuming and expensive process.

        Pre-clinical tests include the evaluation of the product in the laboratory and in animal studies to assess the potential safety and efficacy of the product and its formulation. The results of the pre-clinical tests are submitted to the FDA as part of an IND to support the evaluation of the product in human patients. Historically, the results from pre-clinical testing and early clinical trials have often not been predictive of results obtained in later clinical trials. A number of new drugs and biologics have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. Data obtained from pre-clinical and clinical activities are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may encounter regulatory delays or rejections as a result or many factors, including changes in regulatory policy during the period of product development.

        Clinical trials involve administration of the product to patients under supervision of a qualified principal investigator. Such trials are typically conducted in three sequential phases, although the phases may overlap. In Phase I, the initial introduction of the drug into human patients, the product is tested for safety, dosage tolerance, absorption, metabolism, distribution, and excretion. Phase II involves studies in a limited patient population to: (1) determine the biological or clinical activity of the product for specific, targeted indications; (2) determine dosage tolerance and optimal dosage; and (3) identify possible adverse effects and safety risks. If Phase II evaluations indicate that a product is effective and has an acceptable benefit-to-risk relationship, Phase III trials may be undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population. Phase IV studies, or post-marketing studies, may also be required to provide additional data on safety or efficacy.

        The FDA reviews the results of the clinical trials and may order the temporary or permanent discontinuation of clinical trials at any time if it believes the product candidate exposes clinical subjects to an unacceptable health risk. Investigational products used in clinical studies must be produced in compliance with cGMP pursuant to FDA regulations.

        Some of our cancer treatments require the use of in vitro diagnostic products to test patients for particular traits. In vitro diagnostic products are generally regulated by the FDA as medical devices. Before a medical device may be marketed in the United States, the manufacturer generally must obtain either clearance through a 510(k) pre-market notification ("510(k)") process or approval through the pre-market approval application ("PMA") process. Section 510(k) notifications may be filed only for those devices that are "substantially equivalent" to a legally marketed predicate device. If a device is not "substantially equivalent" to a legally marketed predicate device, a PMA must be filed. The pre-market approval procedure generally involves more complex and lengthy testing, and a longer review process than the 510(k) process.

        Under current law, each domestic and foreign drug and device product-manufacturing establishment must be registered with the FDA before product approval. Domestic and foreign manufacturing establishments must meet strict standards for compliance with cGMP regulations and licensing specifications after the FDA has approved an NDA, BLA or PMA for a product manufactured at such facility. The FDA and foreign regulatory authorities periodically inspect domestic and foreign manufacturing facilities where applicable.

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

ENVIRONMENTAL AND SAFETY MATTERS

        We use hazardous chemicals, biological agents and various radioactive isotopes and compounds in our research and development and manufacturing activities. Accordingly, we are subject to regulations under federal, state and local laws regarding employee safety, environmental protection and hazardous substance control, and to other present and possible future federal, state and local regulations. While we believe that we are in compliance with these regulations, we cannot completely eliminate the risk of environmental contamination or accidental injury. We could be held liable for any resulting damages, injuries or civil penalties, and our trials could be suspended. In addition, environmental laws or regulations may impose liability for the clean-up of contamination at properties we own or operate, regardless of fault.

        These environmental laws and regulations do not currently materially adversely affect our operations, business or assets. However, these laws may change, our processes may change, or other facts may emerge which could affect our operations, business or assets and therefore the amount and timing of expenditures in the future may vary substantially from those currently anticipated.

COMPETITION

        Competition in the biopharmaceutical industry is intense and based significantly on scientific and technological factors. These factors include the availability of patent and other protection for technology and products, the ability to commercialize technological developments and the ability to obtain governmental approval for testing, manufacturing and marketing. We compete with specialized biopharmaceutical firms in the United States, Europe and elsewhere, as well as a growing number of large pharmaceutical companies that are applying biotechnology to their operations. Many biopharmaceutical companies have focused their development efforts in the human therapeutics area, including cancer. Many major pharmaceutical companies have developed or acquired internal biotechnology capabilities or made commercial arrangements with other biopharmaceutical companies. Further, such companies have substantially greater financial resources and greater access to capital markets than we do. These companies, as well as academic institutions, governmental agencies and private research organizations, also compete with us in recruiting and retaining highly qualified scientific, technical and professional personnel and consultants. Our ability to compete successfully with other companies in the biopharmaceutical field will also depend to a considerable degree on the continuing availability of capital to us.

        We are aware of certain products under development or manufactured by competitors that are used for the prevention, diagnosis, or treatment of certain diseases that we have targeted for product development. Various companies are developing biopharmaceutical products that potentially compete directly with our product candidates. These include areas such as (1) the use of biopharmaceutical products targeted to the EGF receptor or antibodies to that receptor to treat cancer, (2) the development of inhibitors to angiogenesis and (3) the use of anti-idiotypic antibody or recombinant antigen approaches to cancer vaccines. On May 5, 2003 AstraZeneca Pharmaceuticals received approval from the FDA for IRESSA(R) (gefitinib), a small molecule EGF receptor inhibitor indicated as monotherapy for the treatment of patients with locally advanced or metastatic non-small cell lung cancer after failure of both platinum-based and docetaxel chemotherapies. In addition, several product candidates are in advanced stages of clinical trials. We are aware of several companies that have potential antibody or other product candidates in clinical testing that target the EGF receptor and therefore may compete with our lead product candidate, ERBITUX. These companies include, but are not limited to: (1) OSI Pharmaceuticals, Inc. in collaboration with Genentech, Inc., (2) Abgenix, Inc. in collaboration with Amgen, Inc., (3) Pfizer, Inc., (4) GlaxoSmithKline plc, (5) Novartis, (6) Merck KGaA, (7) Wyeth, (8) Medarex and (9) YM Bioscience Inc. Further, Genentech, Inc. recently announced that a Phase III study of Avastin(TM) (bevacizumab, rhuMAb-VEGF) plus chemotherapy in previously-untreated metastatic colorectal cancer patients met its primary endpoint of improving overall survival. Avastin is an investigational therapeutic antibody designed to inhibit Vascular Endothelial Growth Factor (VEGF), a protein that plays a role in tumor angiogenesis (the formation of new blood vessels to the tumor) and maintenance of existing tumor blood vessels. While Avastin(TM) does not target the EGF receptor and, in this study, was studying a patient population different than the patient population in the pivotal studies that we intend to submit as the basis of our resubmitted BLA for ERBITUX (i.e., previously-untreated metastatic colorectal cancer patients versus refractory colorectal cancer patients), it may compete perhaps significantly with ERBITUX as a potential treatment for colorectal cancer or other cancers, or with IMC-KDR as an anti-angiogenic agent.

        We expect that our products under development and in clinical trials will address major markets within the cancer sector. Our competition will be determined in part by the potential indications for which drugs are developed and ultimately approved by regulatory authorities. Additionally, the timing of market introduction of some of our potential products or of competitors' products may be an important competitive factor. Accordingly, the relative speed with which we can develop products, complete pre-clinical testing, clinical trials and approval processes and supply commercial quantities to market are expected to be important competitive factors. We expect that competition among products approved for sale will be based on various factors, including product efficacy, safety, reliability, availability, price, patent position, manufacturing capacity and capability, distribution capability and government action.

OUR EMPLOYEES

        We have assembled a scientific staff with a variety of complementary skills in a broad base of advanced research technologies, including oncology, immunology, molecular and cell biology, antibody engineering, protein and medicinal chemistry and high-throughput screening. We have also recruited a staff of technical and professional employees to carry out manufacturing at our Somerville, New Jersey facilities. Of our 501 full-time personnel on June 1, 2003, 357 were employed at our New Jersey facilities, 115 were employed at our New York headquarters and 29 were employed at our Brooklyn facility. Our staff includes 47 persons with PhD's and 5 with MD's.

ITEM 2.  PROPERTIES

180 VARICK STREET, NEW YORK, NEW YORK

        We have occupied two contiguous leased floors at 180 Varick Street in New York City since 1986. The property currently serves as our corporate headquarters and research facility. The current lease for the two floors was effective as of January 1, 1999 and expires in December 2004. The rent under the lease increases by 3% per year. During 2000, we completed renovations of this facility to better fit our needs at a cost of approximately $2,800,000. In December 2000, we modified our lease to provide for another approximately 1,800 square feet on a contiguous floor for an initial annual rent of $63,000, which increases annually by 3%. In May 2001, we again modified our lease to provide for an additional 1,800 square feet of office space on the fifth floor and 1,600 square feet on the eighth floor for an initial annual rent of $151,800, which increases annually by 3%. Effective January 1, 2003, we again modified our lease to add 5,800 square feet of laboratory space on the eighth floor for a lump sum advance rent payment of $232,625 paid in January 2003, plus an annual rent of $12,000 to be paid from February 2003 until December 2004. Rent expense for the Varick Street facility was approximately $975,000 for the year ended December 31, 2002.

        The original acquisition, construction and installation of our New York research and development facilities were financed principally through the sale of three Industrial Development Agency Revenue Bonds (the "IDA Bonds") issued by the New York Industrial Development Agency ("NYIDA"). Two of these IDA Bonds have been redeemed in full and, on May 22, 2003, we notified the trustee for the one remaining IDA Bonds that we intended to exercise our option to redeem the IDA Bonds in full on June 30, 2003.

BROOKLYN, NEW YORK

        On May 1, 2001, we leased a 4,000 square foot portion of a 15,000 square foot building known as 710 Parkside Avenue, Brooklyn, New York and we have leased an adjacent 6,250 square foot building known as 313-315 Clarkson Avenue, Brooklyn, New York (collectively the "Brooklyn facility"). The term of the lease is for five years with five successive one-year extensions. The initial annual lease rate was $92,250 until six months after we have received all necessary permits for our improvements to the Brooklyn facility, at which time the annual base rent became $184,500. The Brooklyn facility was ready for its intended use and put in operation as our chemistry and high-throughput screening facility in December 2002. As of December 31, 2002, we have incurred approximately $4,395,000 for the retrofit of the Brooklyn facility. In the year ended December 31, 2002, we incurred rent expense for the premises of approximately $182,000.

325 SPRING STREET, NEW YORK, NEW YORK

        In October 2001, we entered into a sublease for a four-story building located at 325 Spring Street, New York, New York. The space, which may or may not be designed and improved and used by us in the future, includes between 75,000 and 100,000 square feet of usable space, depending on design, and includes possible additional expansion space. The sublease has a term of 22 years, followed by two five-year renewal option periods. The future minimum lease payments are approximately $50,325,000 over the term of the sublease. In order to induce the sublandlord to enter into the sublease, we made a loan to and accepted from the sublandlord a $10,000,000 note receivable. In addition, we paid the owner of the building a consent fee in the amount of $500,000. In the year ended December 31, 2002, we incurred rent expense of approximately $2,124,000 for this sublease.

22 CHUBB WAY, SOMERVILLE, NEW JERSEY

        In 1992, we acquired a 5.1 acre parcel of land and a 54,400 square foot building located at 22 Chubb Way, Somerville, New Jersey at a cost to us of approximately $4,665,000, including expenses. We have retrofitted the building to serve as our pilot facility for biologics manufacturing. When purchased, the facility had in place various features, including clean rooms, air handling, electricity, and water for injection systems and administrative offices. The cost for completion of facility modifications was approximately $5,400,000. We currently operate the facility to develop and manufacture biologics for a portion of our clinical trials. Under certain circumstances, we also may use the facility for the manufacturing of commercial products. In January

1998, we completed the construction and commissioning of a 1,750 square foot process development center at this facility dedicated to manufacturing process optimization for existing products and the pre-clinical and Phase I development of new biological therapeutics. The cost of this construction activity was approximately $1,730,000.

33 CHUBB WAY, SOMERVILLE, NEW JERSEY

        On May 20, 2002, we purchased a 45,800 square foot warehouse on 6.94 acres of property located on 33 Chubb Way. The purchase price for both land and building was approximately $4,515,000. Extensive site work and exterior and interior renovations began in late June 2002. The newly renovated location houses the clinical, regulatory, sales, marketing, finance, human resources, legal, project management and MIS departments, as well as certain executive offices and other campus amenities. As of December 31, 2002, we have incurred approximately $4,486,000, for the renovation and fit-out of this facility. The total cost for the renovation is expected to be approximately $5,200,000. The administrative facility was ready for its intended use and put in operation in December 2002.

36 CHUBB WAY, SOMERVILLE, NEW JERSEY

        In July 2001, we completed the construction of the 80,000 square foot Single Product Facility adjacent to the pilot facility in Somerville, New Jersey. The Single Product Facility was built on a 5.7 acre parcel of land we purchased in December 1999 for approximately $700,000. The Single Product Facility contains three 10,000 liter (production volume) fermenters and is dedicated to the clinical and commercial production of ERBITUX. The Single Product Facility was ready for its intended use and put in operation in July 2001. The Single Product Facility cost a total of approximately $53,000,000, excluding capitalized interest of approximately $1,966,000.

50 CHUBB WAY, SOMERVILLE, NEW JERSEY

        We have completed detailed design plans for, and are proceeding with construction of, the Multiple Product Facility. The Multiple Product Facility will have a capacity of up to 110,000 liters (production volume). The facility is being built on a 7.12 acre parcel of land that we purchased in July 2000 for approximately $950,000, which is the parcel immediately to the west of 36 Chubb Way. The cost of this facility, for two completely fitted out suites and a third suite with utilities only, is expected to be approximately $260,000,000, excluding capitalized interest, with anticipated mechanical completion by the end of 2005. We have incurred approximately $87,057,000, excluding capitalized interest of approximately $2,614,000, in costs through December 31, 2002.

41 CHUBB WAY, SOMERVILLE, NEW JERSEY

        In September 2000, we entered into a one-year lease with GM Stainless, Inc. for approximately 7,600 square feet of office space in a building across the street from the Single Product Facility in order to house the additional personnel being hired in connection with our expansion of our clinical, medical and regulatory affairs functions. Upon transfer of these functional departments to our 33 Chubb Way facility, we are using this facility to house personnel required for the startup of the Multiple Product Facility located at 50 Chubb Way. The lease will automatically renew each year for up to three additional years unless terminated three months prior to the expiration of that year. In the year ended December 31, 2002, we incurred rent expense of approximately $94,000 for this lease.

CORNER OF CHUBB WAY AND WEST COUNTY DRIVE, SOMERVILLE, NEW JERSEY

        On May 2, 2001, we purchased a 4.45 acre parcel of land on the corner of Chubb Way and West County Drive, for approximately $597,000, which is the parcel immediately to the east of 22 Chubb Way. We are currently using this parcel for our construction parking and as a material and equipment lay-down area to support our construction at 50 Chubb Way.

1181 ROUTE 202N, SOMERVILLE, NEW JERSEY

        On January 31, 2002, we purchased a 7.36 acre parcel of land located at 1181 Route 202, which is the parcel immediately to the north of 36 Chubb Way and immediately to the east of 50 Chubb Way. The parcel includes a 51,400 square foot building, approximately 39,000 square feet of which is warehouse space and approximately 12,000 square feet of which is office space. The purchase price for the property and improvements was approximately $7,020,000. We are currently using this property for warehousing and logistics for our Somerville campus. Extensive renovations to the 12,000 square feet of office area were completed in the 1st quarter of 2003 to accommodate the relocation and consolidation of Engineering, Warehousing, Logistics and Quality Assurance personnel from other campus locations. Interior renovations included office space, as well as the construction of a raw materials sampling laboratory, associated temperature-controlled storage locations and the addition of emergency power generation. Extensive site work at the recently occupied facility allowed for the physical connection of this location to the campus' other buildings to facilitate the use of this location as our central warehouse. As of December 31, 2002, we have incurred approximately $1,050,000 for the renovation of this facility. The total cost for the renovation is expected to be approximately $1,150,000.

ITEM 3.  LEGAL PROCEEDINGS

A. LITIGATION

1. FEDERAL SECURITIES ACTIONS

        Beginning in January 2002, a number of complaints asserting claims under the federal securities laws against us and certain of our directors and officers were filed in the U.S. District Court for the Southern District of New York. Those actions were consolidated under the caption Irvine v. ImClone Systems Incorporated et al., No. 02 Civ. 0109 (RO), and on September 16, 2002, a consolidated amended complaint was filed in that consolidated action, which plaintiffs corrected in limited respects on October 22, 2002. The corrected consolidated amended complaint names us, as well as our former Chief Executive Officer, Dr. Samuel D. Waksal, our former Chief Executive Officer and current Chief Scientific Officer, Dr. Harlan W. Waksal, the former Chairman of our Board of Directors and current Director, Robert Goldhammer, current or former directors Richard Barth, David Kies, Paul Kopperl, John Mendelsohn and William Miller, our former General Counsel, John Landes, and our Vice President for Marketing and Sales, Ronald Martell, as defendants. The complaint asserts claims for securities fraud under sections 10(b), 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, on behalf of a purported class of persons who purchased our publicly traded securities between March 27, 2001 and January 25, 2002. The complaint also asserts claims against Dr. Samuel D. Waksal under section 20A of the Exchange Act on behalf of a separate purported sub-class of purchasers of our securities between December 27, 2001 and December 28, 2001. The complaint generally alleges that various public statements made by or on behalf of us or the other defendants during 2001 and early 2002 regarding the prospects for FDA approval of ERBITUX were false or misleading when made, that the individual defendants were allegedly aware of material non-public information regarding the actual prospects for ERBITUX at the time that they engaged in transactions in our common stock and that members of the purported stockholder class suffered damages when the market price of our common stock declined following disclosure of the information that allegedly had not been previously disclosed. The complaint seeks to proceed on behalf of the alleged class described above, seeks monetary damages in an unspecified amount and seeks recovery of plaintiffs' costs and attorneys' fees. On November 25, 2002, all defendants other than Dr. Samuel D. Waksal filed a motion to dismiss the complaint for failure to state a claim. On June 3, 2003, the court granted that motion in part, dismissing the complaint as to defendants Messrs. Goldhammer, Barth, Kies, Kopperl, Landes, Martell, Mendlesohn and Miller, but not dismissing it as to the Company, Dr. Harlan W. Waksal and Dr. Samuel D. Waksal.

        Separately, on September 17, 2002, an individual purchaser of our common stock filed an action on his own behalf asserting claims against the Company, Dr. Samuel D. Waksal and Dr. Harlan W. Waksal under sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5. That action is styled Flynn v. ImClone Systems Incorporated, et al., No. 02 Civ. 7499 and, in contrast to the Ivrine case discussed above, this case was not filed against any of our outside directors. In this case, the Plaintiff alleges that he purchased shares on various dates in late 2001, that various public statements made by us or the other defendants during 2001 regarding the prospects for FDA approval of ERBITUX were false or misleading when made and that plaintiff relied on such allegedly false and misleading information in making his purchases. Plaintiff seeks compensatory damages of not less than $180,000 and punitive damages of $5 million, together with interest, costs and attorneys' fees. On November 25, 2002, both defendants other than Dr. Samuel D. Waksal filed a motion to dismiss the complaint for failure to state a claim. Briefing on that motion was completed on March 5, 2003. Oral argument on the motion to dismiss was held on May 5, 2003. On June 3, 2003, the court denied that motion.

        We intend to vigorously defend against the claims asserted in these actions, which are in their earliest stages. We are unable to predict the outcome of these actions at this time. Because we do not believe that a loss is probable, no legal reserve has been established.

2. DERIVATIVE ACTIONS

        Beginning on January 13, 2002, and continuing thereafter, nine separate purported shareholder derivative actions have been filed against members of our Board of Directors, certain of our present and former officers, and us, as nominal defendant, among others, advancing claims based on allegations similar to the allegations in the federal securities class action complaints. Four of these derivative cases were filed in the Delaware Court of Chancery and have been consolidated in that court under the caption In re ImClone Systems Incorporated Derivative Litigation, Cons. C.A. No. 19341-NC. Three of these derivative actions were filed in New York State Supreme Court in Manhattan, (styled Boghosian v. Barth, et al., Index No. 100759/02, Johnson v. Barth, et al., Index No. 601304/02, and Henshall v. Bodnar, et al., Index No. 603121/02) and have been consolidated under the caption In re ImClone Systems, Inc. Shareholder Derivative Litigation, Index No. 02-100759. In addition, two purported derivative actions, Lefanto v. Waksal, et al., No. 02 Civ. 0163 (RO) and Forbes v. Barth, et al., No. 02 Civ. 1400 (RO), have been filed in the U.S. District Court for the Southern District of New York and consolidated under the caption In re ImClone Systems, Inc. Shareholder Derivative Litigation, Master File No. 02 CV 163 (RO). A verified consolidated amended complaint, reflecting the consolidation described above, was filed in the Southern District of New York action on June 16, 2003. All of these actions assert, purportedly on behalf of ImClone Systems, claims including breach of fiduciary duty by certain members of our Board of Directors and current and former officers, among others, based on allegations including that they engaged in transactions in our common stock while in possession of material, non-public information concerning the regulatory and marketing prospects for ERBITUX, or improperly disclosed such information to others, and that they failed to maintain adequate controls and to exercise due care with regard to the Company's ERBITUX application to the FDA and certain public statements by or on behalf of the Company. No response to the complaints in those actions has been required to date.

        We intend to vigorously defend against the claims asserted in these actions, which are in their earliest stages. We are unable to predict the outcome of these actions at this time. Because we do not believe that a loss is probable, no legal reserve has been established.

B. GOVERNMENT INQUIRIES AND INVESTIGATIONS

        As previously reported, we have received subpoenas and requests for information in connection with investigations by the Securities and Exchange Commission, the Subcommittee on Oversight and Investigations of the U.S. House of Representatives Committee on Energy and Commerce and the U.S. Department of Justice relating to the circumstances surrounding the disclosure of the FDA "refusal to file" letter dated December 28, 2001 and trading in our securities by certain ImClone Systems insiders in 2001. We have also received subpoenas and requests for information pertaining to document retention issues in 2001 and 2002, and to certain communications regarding ERBITUX in 2000. We are cooperating with all of these inquiries and intend to continue to do so.

        On June 19, 2002, we received a written "Wells Notice" from the staff of the Securities and Exchange Commission (the "SEC"), indicating that the staff of the SEC is considering recommending that the SEC bring an action against us relating to our disclosures immediately following the receipt of a "refusal to file" letter from the FDA on December 28, 2001 for our BLA for ERBITUX. We filed a Wells submission on July 12, 2002 in response to the staff's Wells Notice.

        In January 2003, the New York State Department of Taxation and Finance ("New York State") notified us that we were liable for the New York State and City income taxes that were not withheld because one or more of our employees who exercised certain non-qualified stock options in 1999 and 2000 failed to pay New York State and City income taxes for those years. On March 13, 2003, we entered into a closing agreement with New York Sate, paying $4,500,000 to settle the matter. We believe that substantially all of the underpayment of New York State and City income tax identified by New York State is attributable to the exercise of non-qualified stock options by our former President and Chief Executive Officer, Dr. Samuel D. Waksal. At the same time, we informed the Internal Revenue Service, the SEC and the United States Attorney's Office, responsible for the prosecution of Dr. Samuel D. Waksal, of this issue. In order to confirm whether our liability in this regard was limited to Dr. Samuel D. Waksal's failure to pay income taxes, we contacted current and former officers and employees who had exercised non-qualified stock options to confirm that those individuals had properly reported and paid their personal income tax liabilities for the years 1999 and 2000 in which they exercised options, which would reduce or eliminate our potential liability for failure to withhold income taxes on the exercise of those options. In the course of doing so, we became aware of another potential income and employment tax withholding liability associated with the exercise of certain warrants granted in the early years of our existence that were held by certain officers, directors and employees, including our former President and Chief Executive Officer, Samuel D. Waksal, our former General Counsel, John B. Landes, our Chief Scientific Officer, Harlan W. Waksal, and our former Chairman of the Board, Robert F. Goldhammer. Again, we informed the Internal Revenue Service, the SEC and the United States Attorney's Office of this issue. We also informed New York State of this issue. On June 17, 2003, New York State notified us that, based on this issue, they are continuing a previously conducted audit of the Company and are evaluating the terms of the closing agreement to determine whether or not it should be re-opened.

        On March 31, 2003, we received notification from the SEC that it was conducting an informal inquiry into both of these matters and on April 2, 2003, we received a request from the SEC for the voluntary production of related documents and information. We are cooperating fully with this SEC inquiry and are updating the SEC, United States Attorney's Office and the applicable taxing authorities on an ongoing basis and intend to continue to do so.

C. INDICTMENT AND PLEA OF DR. SAMUEL D. WAKSAL; ACTION AGAINST DR. SAMUEL D. WAKSAL

        On August 7, 2002, a federal grand jury in the Southern District of New York returned an indictment charging Dr. Samuel D. Waksal with, inter alia, securities fraud and conspiracy to commit securities fraud. On October 15, 2002, Dr. Samuel D. Waksal entered a plea of guilty to several counts in that indictment, including that on December 27, 2001 he directed a family member to sell shares of our common stock and attempted to sell shares that he owned in advance of an expected announcement that the FDA had issued a "refusal to file" letter with respect to our application for approval of ERBITUX. We received such a "refusal to file" letter from the FDA on December 28, 2001 and announced our receipt of that letter following the close of trading that day. On June 10, 2003, Dr. Samuel D. Waksal was sentenced to an eighty-seven month prison term and ordered to pay $4,200,000 in fines and restitution.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

        Our common stock is traded in the over-the-counter market and prices are reported on the Nasdaq National Market tier of The Nasdaq Stock Market ("Nasdaq") under the symbol "IMCLE."

        Due to our inability to timely file this annual report on Form 10-K, as required by Nasdaq Marketplace Rule 4310(c)(14), on April 9, 2003, we received a letter from Nasdaq stating that our securities are subject to delisting from Nasdaq. In addition, we were informed that the trading symbol for our common stock would be changed from IMCL to IMCLE. We appealed the delisting of our securities, and, after a hearing before The Nasdaq Listing Qualifications Panel (the "Panel"), we received a written determination from the Panel regarding our listing status. The Panel's determination provided for the continued listing of our common stock on The Nasdaq National Market subject to our satisfying certain requirements. These requirements include, but are not limited to, meeting the following deadlines: (1) filing this 2002 annual report on Form 10-K on or before June 23, 2003; (2) filing our first quarter 2003 report on Form 10-Q on or before July 7, 2003; and (3) issuing a press release on or before June 6, 2003, updating our previously disclosed estimates of the financial statement impact of certain option and warrant exercises by current and former officers, directors and employees. We are filing this 2002 annual report on Form 10-K on or prior to June 23, 2003 and issued the required press release on June 6, 2003.

        On June 10, 2003, we received notification that the Panel's decision was called for review by the Nasdaq Listing Hearing and Review Council (the "Review Council"). Following this notification, on June 20, 2003, we received notification from the Review Council that it had vacated, on the basis that it was premature, a portion of the Panel's decision pertaining to a determination of the Company's intent with respect to the tax liability issues and associated accounting matters discussed in Item 7 below. The Review Council affirmed the remainder of the Panel's decision and remanded the matter to the Panel for further consideration.

        Should we fail to meet any of the deadlines or other requirements established by the Panel, our securities will be delisted. We would then be eligible for re-listing on Nasdaq, at any time after being delisted, provided we are able to meet all requirements for listing on that market. Further, following such a delisting, trading in our common stock may continue to be conducted on the OTC Bulletin Board or in a non-Nasdaq over-the-counter market, such as the "pink sheets". Delisting of our common stock would result in limited access to market price data and limited news coverage of ImClone Systems and could restrict investors' interest in our common stock. Also, a delisting could materially and adversely affect the trading market and prices for our common stock and our ability to issue additional securities or to secure additional financing.

        The following table sets forth, for the periods indicated, the range of high and low sale prices for the common stock on the Nasdaq National Market, as reported by The Nasdaq Stock Market. The quotations shown represent inter-dealer prices without adjustment for retail mark-ups, mark-downs or commissions, and may not necessarily reflect actual transactions.

                                                               HIGH     LOW
                                                               ----     ---
Year ended December 31, 2002
  First Quarter.............................................  $46.45   $13.77
  Second Quarter............................................  $25.89   $ 6.55
  Third Quarter.............................................  $ 9.87   $ 5.24
  Fourth Quarter............................................  $15.50   $ 6.00

                                                               HIGH     LOW
                                                              ------   ------
Year ended December 31, 2001
  First Quarter.............................................  $44.25   $23.38
  Second Quarter............................................  $56.30   $26.50
  Third Quarter.............................................  $59.69   $40.80
  Fourth Quarter............................................  $75.45   $43.35

        On June 16, 2003, the closing price of our common stock was $35.20.

STOCKHOLDERS

        As of the close of business on June 15, 2003, there were approximately 407 holders of record of our common stock. We estimate that there are approximately 33,500 beneficial owners of our common stock.

DIVIDENDS

        We have never declared cash dividends on our common stock and have no present intention of declaring any cash dividends in the foreseeable future.

RECENT SALES BY THE COMPANY OF UNREGISTERED SECURITIES

        In 2002, we had no sales of unregistered securities.

ITEM 6.  SELECTED FINANCIAL DATA

                                                           YEAR ENDED DECEMBER 31,
                                      -----------------------------------------------------------------
                                        2002         2001          2000          1999          1998
                                      ---------   -----------   -----------   -----------   -----------
                                                  RESTATED(2)   RESTATED(2)   RESTATED(2)   RESTATED(2)
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues............................  $  60,005    $  50,237     $  6,253      $  8,726      $  4,503
Operating expenses:
     Research and development.......    163,301      110,979       62,201        36,500        21,309
     Marketing, general and
       administrative...............     45,815       25,196       16,674         9,464         7,195
     Write-down of withholding tax
       assets.......................      3,390       25,269           --            --            --
     Industrial Development Revenue
       Bonds tax expense............         98           98           98            98           100
     Expense associated with BMS
       acquisition, stockholder and
       commercial agreements........      2,250       16,055           --            --            --
                                      ---------    ---------     --------      --------      --------
          Total operating
            expenses................    214,854      177,597       78,973        46,062        28,604
                                      ---------    ---------     --------      --------      --------
               Operating loss.......   (154,849)    (127,360)     (72,720)      (37,336)      (24,101)
                                      ---------    ---------     --------      --------      --------
Net interest and other (income)
  expense(1)........................      2,375          247       (4,847)       (2,597)       (2,578)
                                      ---------    ---------     --------      --------      --------
     Loss before income taxes and
       cumulative effect of change
       in accounting policy.........   (157,224)    (127,607)     (67,873)      (34,739)      (21,523)
     Provision for income taxes.....        725           --           --            --            --
                                      ---------    ---------     --------      --------      --------
     Loss before cumulative effect
       of change in accounting
       policy.......................   (157,949)    (127,607)     (67,873)      (34,739)      (21,523)
          Cumulative effect of
            change in accounting
            policy for the
            recognition of upfront
            non-refundable fees.....         --           --        2,596            --            --
                                      ---------    ---------     --------      --------      --------
               Net loss.............   (157,949)    (127,607)     (70,469)      (34,739)      (21,523)
     Preferred dividends............         --           --        6,773         3,713         3,668
                                      ---------    ---------     --------      --------      --------
               Net loss to common
                 stockholders.......  $(157,949)   $(127,607)    $(77,242)     $(38,452)     $(25,191)
                                      =========    =========     ========      ========      ========
Net loss per common share:
     Basic and diluted:
          Loss before cumulative
            effect of change in
            accounting policy.......  $   (2.15)   $   (1.84)    $  (1.19)     $  (0.76)     $  (0.52)
          Cumulative effect of
            change in accounting
            policy..................         --           --        (0.04)           --            --
                                      ---------    ---------     --------      --------      --------
          Basic and diluted net loss
            per common share........  $   (2.15)   $   (1.84)    $  (1.23)     $  (0.76)     $  (0.52)
                                      =========    =========     ========      ========      ========
Weighted average shares
  outstanding.......................     73,408       69,429       63,030        50,894        48,602

                                                                   DECEMBER 31,
                                         -----------------------------------------------------------------
                                           2002         2001          2000          1999          1998
                                         ---------   -----------   -----------   -----------   -----------
                                                     RESTATED(2)   RESTATED(2)   RESTATED(2)   RESTATED(2)
                                                                  (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and securities....................  $ 247,655    $ 333,986     $ 297,169     $ 119,368     $  46,739
Working capital........................    139,244      255,740       189,617        95,966        34,577
Total assets...........................    484,506      487,712       402,978       146,168        62,252
Long-term obligations..................    240,052      242,279       242,688         3,335         3,746
Deferred revenue.......................    322,504      203,496         2,434            --            75
Accumulated deficit....................   (530,106)    (372,157)     (244,550)     (174,081)     (139,342)
Stockholders' equity (deficit).........  $(185,629)   $ (31,294)    $  42,690     $ 111,674     $  44,678

---------------
(1) Net interest and other (income) expense is presented net of interest income, interest expense and gains and losses on securities and investments.

(2) As disclosed in Note 3 to our consolidated financial statements included elsewhere herein, we have restated our consolidated financial statements (a) to recognize withholding tax liabilities, related withholding tax assets and certain write-downs and (b) to recognize a tax liability and related expense attributable to our non-compliance with the terms of our 1990 IDA Bonds.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        As discussed in Note 3 to our consolidated financial statements included elsewhere herein and below under the "Overview and Risk Factors" section of Item 7, we have restated our Consolidated Financial Statements for the years ended December 31, 2001 and 2000. All amounts included in this discussion and analysis reflect the effects of the restatement. The following discussion and analysis by our management is provided to identify certain significant factors that affected our financial position and operating results during the periods included in the accompanying financial statements.

CRITICAL ACCOUNTING POLICIES

        During January 2002, the Securities and Exchange Commission (the "SEC") published a Commission Statement in the form of Financial Reporting Release No. 61, which requested that all registrants discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC has defined critical accounting policies as those that are both important to the portrayal of a company's financial condition and results, and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While our significant accounting policies are summarized in Note 2 to our consolidated financial statements included in this Form 10-K, we believe the following accounting policies to be critical:

        Revenue Recognition -- We adopted Staff Accounting Bulletin No. 101 ("SAB No. 101") in the fourth quarter of 2000 with an effective date of January 1, 2000, implementing a change in accounting policy with respect to revenue recognition. Beginning January 1, 2000, non-refundable fees received upon entering into collaborative agreements in which the Company has continuing involvement are recorded as deferred revenue and recognized over the estimated service period. See Note 11 to our consolidated financial statements.

        Payments received under the development, promotion, distribution and supply agreement (the "Commercial Agreement") dated September 19, 2001 and as amended on March 5, 2002, with Bristol-Myers Squibb Company ("BMS") and E.R. Squibb & Sons, L.L.C., and a wholly-owned subsidiary of BMS ("E.R. Squibb"), relating to ERBITUX, are being deferred and recognized as revenue based upon the actual product research and development costs incurred since September 19, 2001 to date by BMS, E.R. Squibb and ImClone Systems as a percentage of the estimated total of such costs to be incurred over the term of the agreement. Of the $340,000,000 in upfront payments we received from BMS through December 31, 2002, approximately $20,608,000 was recognized as revenue during the year ended December 31, 2002 and $23,161,000 from the commencement of the Commercial Agreement through December 31, 2002.

        The methodology used to recognize deferred revenue involves a number of estimates and judgments, such as the estimate of total product research and development costs to be incurred under the Commercial Agreement. Changes in these estimates and judgments can have a significant effect on the amount and timing of revenue recognition.

        Non-refundable milestone payments, which represent the achievement of a significant step in the research and development process, pursuant to collaborative agreements other than the Commercial Agreement, are recognized as revenue upon the achievement of the specified milestone.

        Withholding Taxes -- The estimated amounts recorded in the accompanying Consolidated Financial Statements do not include penalties and interest that may be imposed with respect to the withholding tax issues described below and other related contingencies, including the period covered by the statue of limitations and our determination of certain exercise dates because we do not believe that losses from such contingencies are probable. With respect to the statute of limitations and our determination of certain exercise dates, while we do not believe a loss is probable, there is a potential additional liability with respect to these issues that may be asserted by a taxing authority. However, if our assessment of these withholding tax issues and other related contingencies is incorrect, the liability that could be imposed by taxing authorities may be substantial. The potential interest on the withholding tax liabilities recorded on our Consolidated Balance Sheet could be up to a maximum amount of $7,200,000 at December 31, 2002. Potential additional withholding tax liability on other related contingencies amount to approximately $11,000,000, exclusive of any interest or penalties, and excluding the amount potentially attributable to Mr. Goldhammer noted below.

        Production Costs -- The costs associated with the manufacture of ERBITUX are included in research and development expenses when incurred and will continue to be so classified until such time as ERBITUX may be approved for sale or until we obtain binding obligations from our corporate partners for commercial supply of such product. In the event of such approval or obligations from our corporate partners, the subsequent costs associated with manufacturing ERBITUX for commercial sale will be included in inventory and expensed as cost of goods sold at the time of sale. If ERBITUX is approved by the United States Food and Drug Administration ("FDA"), any subsequent sale of this inventory that was previously expensed will result in revenue from product sales with no corresponding cost of goods sold.

        Litigation -- We are currently involved in certain legal proceedings as discussed in "Contingencies," Note 15 to our consolidated financial statements and "Item 3. Legal Proceedings" of this Form 10-K. In accordance with Statement of Financial Accounting Standards No. 5, no reserve has been established in our financial statements for these legal proceedings because the Company does not believe that a loss is probable. However, if in a future period events in any such legal proceedings render it probable that a loss will be incurred, and if such loss is reasonably estimable at that time, we will establish such a reserve. Thus, it is possible that legal proceedings discussed in "Contingencies," Note 15, may have a material adverse impact on the operating results for that period.

        Long-Lived Assets -- We review long-lived assets for impairment when events or changes in business conditions indicate that their full carrying value may not be recovered. Assets are considered to be impaired and written down to fair value if expected associated undiscounted cash flows are less than carrying amounts. Fair value is generally determined as the present value of the expected associated cash flows. We recently built a Single Product Facility, are building a Multiple Product Facility, purchased a material logistics and warehousing facility and purchased an administrative facility, all of which are summarized in "Property, Plant and Equipment" Note 5 to the consolidated financial statements and "Item 2. Properties" to this Form 10-K. The Single Product Facility is dedicated to the clinical and commercial production of ERBITUX and the Multiple Product Facility will be a multi-use production facility. ERBITUX is currently being produced for clinical trials and potential commercialization. The material logistics and warehousing facility includes office space, a storage location and sampling laboratory for ERBITUX. The newly renovated administrative facility houses the clinical, regulatory, sales, marketing, finance, human resources, project management and MIS departments, as well as certain executive and legal offices and other necessities. If ERBITUX is ultimately approved for commercialization, the full carrying values of the Single Product Facility, the Multiple Product Facility, the material logistics and warehouse facility and the administrative facility will be recovered. Changes in regulatory or other business conditions in the future could change our judgments about the carrying value of these facilities, which could result in the recognition of material impairment losses.

        Manufacturing Contracts -- As summarized under "Contract Services," Note 16 to the consolidated financial statements and "Item 1. Business-Manufacturing" of this Form 10-K, we have entered into certain development and manufacturing services agreements with Lonza Biologics plc ("Lonza") for the clinical and commercial production of ERBITUX. We have commitments from Lonza to manufacture ERBITUX at the 5,000 liter scale through December 2003. As of December 31, 2002, the estimated remaining future commitments under the amended commercial manufacturing services agreement with Lonza were $25,080,000. If ERBITUX were not to receive regulatory approval, it is possible that a liability would need to be recognized for any remaining commitments to Lonza.

        Valuation of Stock Options and Warrants -- We apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for our stock options and warrants. Accordingly, compensation expense is recorded on the date of grant of an option to an employee or member of the Board of Directors only if the fair market value of the underlying stock at the time of grant exceeds the exercise price. No options have been granted with an exercise price less than the fair market value of our common stock at the date of grant. In addition, we have granted options to certain Scientific Advisory Board members and outside consultants, which are required to be measured at fair value and recognized as compensation expense in our consolidated statements of operations. Estimating the fair value of stock options and warrants involves a number of judgments and variables that are subject to significant change. A change in the fair value estimate could have a significant effect on the amount of compensation expense recognized.

RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

        In August 2001, Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" was issued by the Financial Accounting Standards Board ("FASB") and was effective for us in the first quarter of the year ending December 31, 2003. The new rule requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred. When the liability is initially recorded, a cost is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. To settle the liability, the obligation for its recorded amount is paid or a gain or loss upon settlement is incurred. Management is analyzing this requirement and does not expect the adoption of this statement to have a material effect on the Company's financial statements.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Restructuring Costs," which applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS No. 146, a company will record a liability for a cost associated with an exit, disposal or other covered activity when that liability is incurred and can be measured at fair value. SFAS No. 146 will require a company to disclose information about its exit, disposal and other covered activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS No. 146 is effective prospectively for exit, disposal or other covered activities initiated after December 31, 2002.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires a guarantor to recognize a liability at the inception of the guarantee for the fair value of the obligation undertaken in issuing the guarantee and include more detailed disclosure with respect to guarantees. FIN 45 is effective for guarantees issued or modified after December 31, 2002. The initial adoption of this accounting pronouncement will not have a material effect on the Company's consolidated financial statements.

OVERVIEW AND RISK FACTORS

        We are a biopharmaceutical company whose mission is to advance oncology care by developing a portfolio of targeted biologic treatments, which address the unmet medical needs of patients with cancer. Our three primary programs include growth factor blockers, angiogenesis inhibitors and cancer vaccines. Since our inception in April 1984, we have devoted substantially all of our efforts and resources to research and development conducted on our own behalf and through collaborations with corporate partners and academic research and clinical institutions. We have not derived any revenue from commercial product sales. As a result of our substantial research and development costs, we have incurred significant operating losses and have generated an accumulated deficit of approximately $530,106,000 as of December 31, 2002. We expect to incur additional operating losses, which could be substantial.

        Substantially all of our revenues were generated from collaborative arrangements with our partners. Such revenues, as well as our results of operations, have fluctuated and are expected to continue to fluctuate significantly from period to period due to several factors, including but not limited to:

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

        - timely payment by our corporate partners of amounts payable to us

        - the addition or termination of research programs or funding support

        - variations in the level of expenses related to our proprietary product candidates during any given period

        To be commercialized, our product candidates will require additional development and clinical testing. Generally, to make a profit we will need to successfully develop, test, introduce and market our products at an adequate price. It is not certain that any of our products will be successfully developed or that required regulatory approvals to commercialize them can be obtained. Moreover, even if we successfully develop a product, there is no assurance that we will be able to successfully manufacture or market that product or that potential customers will buy it if, for example, a competitive product is deemed more cost effective. Additionally, the process of obtaining requisite FDA approval has historically been costly and time consuming. Current FDA requirements for a new human drug or biological product to be marketed in the United States include: (1) the successful conclusion of pre-clinical laboratory and animal tests, if appropriate, to gain preliminary information on the product's safety; (2) filing with the FDA of an IND, to conduct human clinical trials for drugs or biologics; (3) the successful completion of adequate and well-controlled human clinical investigations to establish the safety and efficacy of the product for its recommended use; and (4) filing by a company and acceptance and approval by the FDA of a New Drug Application ("NDA") for a drug product or a Biological License Application ("BLA") for a biological product to allow commercial distribution of the drug or biologic. Overall, conducting clinical trials is a lengthy, time-consuming, expensive and risky process.

        In December 1998, we entered into a development and license agreement with Merck KGaA, a Germany-based drug company, relating to the development, marketing and sale of ERBITUX. Under the terms of this agreement (which was subsequently amended in August 2001, as discussed below): (1) we retained the rights to develop and market ERBITUX within the United States and Canada (which we subsequently licensed, in part, to BMS and E.R. Squibb pursuant to the terms of the Commercial Agreement) (2) we granted Merck KGaA exclusive rights, except in Japan, to develop and market ERBITUX outside of the United States and Canada;
(3) we agreed to supply Merck KGaA, and Merck KGaA agreed to purchase from us, ERBITUX for conducting clinical trials and the commercialization of the product outside of the

United States and Canada (which we are now currently supplying to Merck KGaA, and Merck KGaA is currently purchasing from us); (4) we along with E.R. Squibb pursuant to the terms of the Commercial Agreement, will co-develop and co-market ERBITUX in Japan, either together or co-exclusively with Merck KGaA; and (5) we granted Merck KGaA an exclusive license outside of the United States and Canada, without the right to sublicense, to certain of our patents to apply to a humanized antibody to the EGF receptor that Merck KGaA currently has in development.

        In return, Merck KGaA: (1) has paid us $30,000,000 in up-front fees and early cash-based milestone payments based upon our achievement of the milestones set forth in the agreement; (2) has agreed, subject to the terms of the agreement, to pay us an additional $30,000,000 if further milestones are achieved, for which Merck KGaA will receive equity in ImClone Systems that will be priced at varying premiums to the then-market price of our common stock depending upon the timing of the achievement of the respective milestones. The first equity-based milestone was achieved and we received $5,000,000 in 2001. The second equity-based milestone was recently achieved and we received $6,000,000 on May 16, 2003. The third equity-based milestone was recently achieved and we received $3,000,000 on June 16, 2003; (3) is funding clinical development of ERBITUX outside of the United States and Canada, except in Japan where co-exclusive development rights exist; and (4) will pay us royalties on future sales of ERBITUX in its territory, if any.

        This agreement may be terminated by Merck KGaA in various instances, including (1) at its discretion on any date on which a milestone is achieved (in which case no milestone payment will be made), or (2) for a one-year period after first commercial sale of ERBITUX in Merck KGaA's territory, upon Merck KGaA's reasonable determination that the product is economically unfeasible (in which case Merck KGaA is entitled to receive back 50% of the up-front fees and cash-based milestone payments then paid to date, but only out of revenues received, if any, based upon a royalty rate applied to the gross profit from ERBITUX sales or a percentage of ERBITUX fees and royalties from a sublicensee on account of the sale of ERBITUX in the United States and Canada).

        In August 2001, we and Merck KGaA amended this agreement to provide, among other things, that Merck KGaA may manufacture ERBITUX for supply in its territory and may utilize a third party to do so upon our reasonable acceptance. The amendment further released Merck KGaA from its obligations under the agreement relating to providing a guaranty under a $30,000,000 credit facility relating to the build-out of our Single Product Facility. In addition, the amendment provides that the companies have co-exclusive rights to develop ERBITUX in Japan, including the right to sublicense, and Merck KGaA waived its right of first offer in the case of a proposed sublicense by us of rights to ERBITUX in our territory. We also agreed to a reduction in royalties payable by Merck KGaA on sales of ERBITUX in Merck KGaA's territory.

        As of December 31, 2002, we had received $30,000,000 in up-front fees and cash-based milestone payments. In August 2001, we received our first equity-based milestone payment totaling $5,000,000 and accordingly issued to Merck KGaA 63,027 shares of our common stock. The number of shares issued for this milestone payment was determined using a price of $79.33 per share. On April 16, 2003, Merck KGaA was issued an import license by the Regierungspraesidium Darmstadt for the import of ERBITUX into Germany. Issuance of this license constituted our achievement of a second equity-based milestone that triggered a payment by Merck KGaA of $6,000,000, which we received on May 16, 2003. Upon receipt of this payment, we issued to Merck KGaA 334,471 shares of ImClone Systems' common stock at a price of $17.94 per share, representing the sale of these shares at a ten percent premium to market value as provided in the license. As stated above, on May 16, 2003, we achieved a third equity-based milestone when Merck KGaA acknowledged that the results of a Phase II study sponsored by Merck KGaA in patients with chemotherapy-naive non-small cell lung cancer enabled the further development of ERBITUX in the European Union for the treatment of non-small cell lung cancer. The achievement of this third equity-based milestone triggered a payment by Merck KGaA of $3,000,000 which we received on June 16, 2003. Upon receipt of this payment, we issued to Merck KGaA 150,007 shares of our common stock, based upon a price of $20.00 per share, representing the sale of these shares at a ten percent premium to market value as provided in the license. Of the cash-based milestone payments received through December 31, 2002, $2,000,000 was received and recognized as revenue in the year ended December 31, 2001. A total of $28,000,000 was received prior to January 1, 2001 and originally recorded as fees potentially refundable to corporate partner and not as revenue due to the fact that they were refundable to Merck KGaA in the event a condition relating to obtaining certain collateral license agreements was not satisfied by us. In March 2001, this condition was satisfied and we recognized $24,000,000 in milestone payments as revenue during the three months ended March 31, 2001. The remaining $4,000,000 represents the up-front payment associated with the agreement and has been recorded as deferred revenue. This revenue is being recognized ratably over the anticipated life of the agreement. We recognized approximately $222,000 of the up-front payment as revenue during the year ended December 31, 2002. During the year ended December 31, 2001, we recognized revenue of approximately $1,760,000 representing the excess of the amount paid by Merck KGaA for these shares over the fair value of our common stock.

        We have also granted Merck KGaA a license, with the right to sublicense, to make, have made, use, sell, or have sold BEC2 and the recombinant gp75 antigen outside North America. The agreement also grants Merck KGaA a license, without the right to sublicense, to use, sell, or have sold, but not to make, BEC2 within North America in conjunction with us. Pursuant to the terms of the agreement, we have retained the rights, (1) without the right to sublicense, to make, have made, use, sell, or have sold BEC2 in North America in conjunction with Merck KGaA and (2) with the right to sublicense, to make, have made, use, sell, or have sold gp75 antigen in North America. In return, Merck KGaA has made research support payments to us totaling $4,700,000 and is required to make milestone payments to us of up to $22,500,000, of which $4,000,000 has been received through December 31, 2002. In addition, Merck KGaA is required to make royalty payments to us on any sales of BEC2 or gp75 antigen outside North America, with a portion of the milestone and research support payments received under the agreement being creditable against the amount of royalties due.

        On September 19, 2001, we entered into an acquisition agreement (the "Acquisition Agreement") with BMS and Bristol-Myers Squibb Biologics Company, a Delaware corporation ("BMS Biologics") which is a wholly-owned subsidiary of BMS, providing for the tender offer by BMS Biologics to purchase up to 14,392,003 shares of our common stock for $70.00 per share, net to the seller in cash. The tender offer by BMS Biologics, available to all shareholders, allowed for our then-current employees and directors who held exercisable options to purchase shares of our common stock having exercise prices less than $70.00 per share to conditionally exercise any or all of those options and tender the underlying shares in the tender offer. In connection with the Acquisition Agreement, we entered into a stockholder agreement with BMS and BMS Biologics, dated as of September 19, 2001 (the "Stockholder Agreement"), pursuant to which all parties agreed to various arrangements regarding the respective rights and obligations of each party with respect to, among other things, the ownership of shares of our common stock by BMS and BMS Biologics. Concurrently with the execution of the Acquisition Agreement and the Stockholder Agreement, we entered into the Commercial Agreement with BMS and E.R. Squibb, relating to ERBITUX, pursuant to which, among other things, we are co-developing and co-promoting ERBITUX in the United States and Canada, and co-developing ERBITUX (either together or co-exclusively with Merck KGaA) in Japan.

        On March 5, 2002, we amended the Commercial Agreement with E.R. Squibb and BMS. The amendment changed certain economics of the Commercial Agreement and has expanded the clinical and strategic role of BMS in the ERBITUX development program. One of the principal economic changes to the Commercial Agreement is that we received $140,000,000 on March 7, 2002 and an additional payment of $60,000,000 on March 5, 2003. Such payments are in lieu of the $300,000,000 payment we would have received on acceptance by the FDA of the ERBITUX BLA under the original terms of the Commercial Agreement. In addition, we agreed to resume, and have resumed, construction of our Multiple Product Facility. The terms of the Commercial Agreement, as amended on March 5, 2002, are set forth in more detail in "Item 1. Business" to this Form 10-K.

        On October 29, 2001, pursuant to the Acquisition Agreement, BMS Biologics accepted for payment pursuant to the tender offer 14,392,003 shares our common stock on a pro rata basis from all tendering shareholders and those conditionally exercising stock options. The terms of the Acquisition Agreement are set forth in more detail in "Item 1. Business" to this Form 10-K.

        Among other things, the Stockholder Agreement described in greater detail in "Item 1. Business" to this Form 10-K gave BMS the right to nominate two initial directors to our Board of Directors and also set forth BMS's (i) limitation on additional purchases of shares, (ii) option to purchase shares in the event of dilution and (iii) restrictions as to transfer of shares.

        In exchange for the rights granted to BMS under the amended Commercial Agreement, we can receive up-front and milestone payments totaling $900,000,000 in the aggregate, of which $200,000,000 was received on September 19, 2001, $140,000,000 was received on March 7, 2002, $60,000,000 was received on March 5, 2003, $250,000,000 is payable upon receipt of marketing approval from the FDA with respect to an initial indication for ERBITUX and $250,000,000 is payable upon receipt of marketing approval from the FDA with respect to a second indication for ERBITUX. All such payments are non-refundable and non-creditable. Except for our expenses incurred pursuant to the co-promotion option that we have exercised, E.R. Squibb is also responsible for 100% of the distribution, sales and marketing costs in the United States and Canada, and as between ImClone Systems and E.R. Squibb, each is responsible for 50% of the distribution, sales, marketing costs and other related costs and expenses in Japan. The Commercial Agreement provides that E.R. Squibb shall pay us distribution fees based on a percentage of annual sales of ERBITUX by E.R. Squibb in the United States and Canada. The distribution fee is 39% of net sales in the United States and Canada. The Commercial Agreement also provides that the distribution fees for the sale of ERBITUX in Japan by E.R. Squibb or us shall be equal to 50% of the operating profit or loss with respect to such sales for any calendar month. In the event of an operating profit, E.R. Squibb will pay us the amount of such distribution fee, and in the event of an operating loss, we will credit E.R. Squibb the amount of such distribution fee. The Commercial Agreement provides that we are responsible for the manufacture and supply of all requirements of ERBITUX in bulk form for clinical and commercial use in the United States, Canada and Japan and that E.R. Squibb will purchase all of its requirements of ERBITUX in bulk form for commercial use from us. We are supplying ERBITUX for clinical use at our fully burdened manufacturing cost, and will supply ERBITUX for commercial use at our fully burdened manufacturing cost plus a mark-up of 10%. In addition to the up-front and milestone payments, the distribution fees for the United States, Canada and Japan and the 10% mark-up on the commercial supply of ERBITUX, the Commercial Agreement provides that E.R. Squibb is responsible for 100% of the cost of all clinical studies other than those studies undertaken post-launch which are not pursuant to an Investigational New Drug Application ("IND") (e.g. Phase IV studies), the cost of which will be shared equally between E.R. Squibb and ImClone Systems. As between E.R. Squibb and ImClone Systems, each is responsible for 50% of the cost of all clinical studies in Japan. We have also agreed, and may agree in the future, to share with E.R. Squibb, on terms other than the foregoing, the costs of clinical trials that we believe are not potentially registrational but should be undertaken prior to launch in the United States, Canada or Japan.

        Unless earlier terminated pursuant to the termination rights discussed below, the Commercial Agreement expires with regard to ERBITUX in each country in the Territory on the later of September 19, 2018 or the date on which the sale of ERBITUX ceases to be covered by a validly issued or pending patent in such country. The Commercial Agreement may also be terminated prior to such expiration as follows:

        - by either party, in the event that the other party materially breaches any of its material obligations under the Commercial Agreement and has not cured such breach within 60 days after notice;

        - by E.R. Squibb, if the Joint Executive Committee (the "JEC") determines that there exists a significant concern regarding a regulatory or patient safety issue that would seriously impact the long-term viability of all products; or

        - by either party, in the event that the JEC does not approve additional clinical studies that are required by the FDA in connection with the submission of the initial regulatory filing with the FDA within 90 days of receiving the formal recommendation of the Product Development Committee (the "PDC") concerning such additional clinical studies.

        The Company incurred approximately $2,250,000 during the year ended December 31, 2002 in legal and other advisor fees associated with the amendment to the Commercial Agreement with BMS and affiliates, and $16,055,000 during the year ended December 31, 2001, in legal and other advisor fees associated with consummating the Acquisition Agreement, the Stockholder Agreement and the Commercial Agreement with

BMS and affiliates, which have been expensed and included as a separate line item in operating expenses in the consolidated statements of operations.

        Amounts due from BMS related to this agreement totaled approximately $9,739,000 and $6,714,000 at December 31, 2002 and 2001, respectively, and are included in amounts due from corporate partners in the consolidated balance sheets. The Company recorded collaborative agreement revenue related to this agreement in the consolidated statements of operations totaling approximately $20,382,000 and $6,714,000 in the years ended December 31, 2002 and 2001, respectively. Of these amounts, $9,221,000 in the year ended December 31, 2002 related to reimbursable costs associated with supplying ERBITUX for use in clinical trials associated with this agreement. A portion of the ERBITUX sold to BMS was produced in prior periods and the related manufacturing costs designated as a research and development expense, amounting to $4,854,000, were expensed in prior periods when the related raw materials were purchased and the associated direct labor and overhead were consumed or, in the case of contract manufacturing, when such services were performed. Reimbursable research and development and marketing expenses were incurred and totaled approximately $11,161,000 and $6,714,000 in the years ended December 31, 2002 and 2001, respectively. These amounts have been recorded as research and development and marketing, general and administrative expenses and also as collaborative agreement revenue in the consolidated statements of operations.

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

        Due to the information set forth below, we have restated our consolidated financial statements. The restatement impacts the Consolidated Balance Sheet as of December 31, 2001, and the Consolidated Statements of Operations, Consolidated Statements of Cash Flows and Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2001 and 2000. The Consolidated Statement of Stockholders' Equity (Deficit) includes a line entitled "Effect of Restatement" reflecting an opening adjustment to Accumulated Deficit as of December 31, 1999. In addition to these annual restatements, the Form 10-Q for the three months ended March 31, 2002 and 2001, the three and six months ended June 30, 2002 and 2001, and the three and nine months ended September 30, 2002 and 2001 also have been restated and Form 10-Q/A reports for those periods are being filed concurrently with this Form 10-K.

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

        In January 2003, the New York State Department of Taxation and Finance ("New York State") notified us that we were liable for the New York State and City income taxes that were not withheld because one or more of our employees who exercised certain non-qualified stock options in 1999 and 2000 failed to pay New York State and City income taxes for those years. At December 31, 2002, we have recorded a gross New York State and City withholding tax liability of approximately $6,800,000. On March 13, 2003, we entered into a closing agreement with New York State, paying $4,500,000 to settle the matter. We believe that substantially all of the underpayment of New York State and City income tax identified by New York State is attributable to the exercise of non-qualified stock options by our former President and Chief Executive Officer, Dr. Samuel D. Waksal.

        On March 13, 2003, we initiated discussions with the Internal Revenue Service (the "IRS") relating to federal income taxes on the exercise of non-qualified stock options on which income tax was not properly withheld. Although the IRS has not yet asserted that we are required to make a payment with respect to such failure to withhold, the IRS may assert that such a liability exists, and may further assert that we are liable for interest and penalties. We have requested and received confirmation from all of our current and substantially all of our former employees who exercised non-qualified stock options in 1999 and 2000, on which no income tax was withheld, that they have reported the appropriate amount of income on their tax returns and paid the taxes shown as due on those returns. Based on this information, we determined that all but an insignificant amount of the potential liability for withholding taxes with respect to exercises of non-qualified stock options in 1999 and 2000 is attributed to those amounts related to Dr. Samuel D. Waksal.

        In addition, in the course of our investigation into our potential liability in respect of the non-qualified stock options described above, we identified certain warrants that were granted in 1991 and prior years to current and former officers, directors and advisors (including the four individuals discussed below) that we previously treated as non-compensatory warrants and thus not subject to tax withholding and information reporting requirements upon exercise. Accordingly, when exercised in 2001 and prior years, we did not deduct income and payroll taxes upon exercise or report applicable information to the taxing authorities. Based on the information discovered in the course of our recent investigation, we now believe that such treatment was incorrect, and that the exercise of such warrants by current and former officers of the Company should have been treated in the same manner for withholding and reporting purposes as the exercise of non-qualified stock options. We have informed the relevant authorities, including the IRS and New York State, of this matter and intend to resolve our liability in respect of these warrants with these taxing authorities in conjunction with our resolution of the matters described above. On June 17, 2003, New York State notified us that, based on the issue identified above, they are continuing a previously conducted audit of the Company and are evaluating the terms of the closing agreement to determine whether or not it should be re-opened.

        On April 2, 2003, we received a request from the SEC for the voluntary production of documents and information relating to the above matters. We are cooperating fully with the SEC, and intend to continue to do so, while also updating the United States Attorney's Office on an ongoing basis.

        One of the officers and directors to whom warrants were issued and previously treated as non-compensatory warrants is Dr. Harlan W. Waksal, our Chief Scientific Officer. In June 2003, Dr. Harlan W. Waksal represented to us that he has paid the taxes associated with the exercise of these warrants and further agreed to indemnify us for any withholding taxes that may be assessed and are attributable to our failure to deduct income and payroll taxes on all warrants and options that he or his transferee has previously exercised, subject to the consent of Dr. Harlan W. Waksal, which cannot be unreasonably withheld.

        Two of the other officers and directors to whom warrants were issued and previously treated as non-compensatory warrants are Dr. Samuel D. Waksal and our former General Counsel, John B. Landes. We have made demands on both of these individuals to pay the taxes associated with the exercise of these warrants and certain non-qualified stock options and to indemnify us against any liability that we may incur to taxing authorities in respect of the warrants or non-qualified stock options that they have previously exercised.

        The Company has recognized assets at the time of exercise relating to the above individuals. These assets are based on the fact that individuals are required by law to pay their personal income taxes, as well as our determination that these individuals had the means and intention to satisfy their tax liabilities and legal claims we have against these individuals both during and after their employment with the Company. We decided to write-down these assets during the periods noted in the paragraph below.

        Regarding Dr. Samuel D. Waksal, we determined that subsequent to our receipt of the "refusal to file" letter, his financial condition deteriorated and therefore the recoverability of the asset became doubtful. Regarding Mr. Landes, based on the limited information available to us, due to the decrease in our stock price during 2002 and corresponding decrease in the value of Mr. Landes' ownership of our securities, we determined that recoverability of the asset became doubtful. Based upon these determinations, the asset write-downs of $25,269,000 and $3,384,000 were recorded during the fourth quarter of 2001 for Dr. Samuel D. Waksal and the second quarter of 2002 for Mr. Landes, respectively. The withholding tax liabilities relating to Dr. Samuel D. Waksal and Mr. Landes will remain on our Consolidated Balance Sheets, until such time as these liabilities are satisfied. Should we negotiate settlements with the IRS and New York State tax authorities for amounts less than those noted above, we would reduce operating expenses for the difference between the withholding tax liabilities and settlement amounts in the period of settlement.

        We have not recognized withholding tax liabilities in respect of exercises of certain warrants by our then-current and now-former Chairman of the Board, Robert F. Goldhammer, the final of the four aforementioned officers or directors to whom warrants were issued and previously treated as non-compensatory warrants. Based on our investigation, we believe that, although such warrants were compensatory, such warrants were received by Mr. Goldhammer in connection with the performance of services by him in his capacity as a director, rather than as an employee, and, as such, are not subject to tax withholding requirements. In addition, in 1999, Mr. Goldhammer erroneously received a portion of a stock option grant to him in the form of incentive stock options, which under federal law may only be granted to employees. There can be no assurance, however, that the taxing authorities will agree with our position and will not assert that we are liable for the failure to withhold income and employment taxes with respect to the exercise of such warrants by Mr. Goldhammer. If we became liable for the failure to withhold these taxes on the exercise of such warrants and any stock options by Mr. Goldhammer, the potential liability, exclusive of any interest or penalties, would be approximately $12,600,000.

        In April 2003, we discovered that we are in breach of certain covenants of our outstanding Industrial Development Revenue Bonds issued in 1990 (the "1990 IDA Bonds"). These bonds are tax-exempt and we are required to continue to use the proceeds for a qualified tax-exempt purpose (in this case, manufacturing), until maturity. These bonds, in principal amount of $2,200,000, bearing 11.25% annual interest, mature on May 1, 2004. While the bond proceeds were originally used for manufacturing purposes, a recent internal investigation concluded that in August 1995, this qualified purpose was abandoned and the proceeds have been used for a non-qualified purpose in later periods. As a result, the bond proceeds likely became taxable to the bondholders in August 1995. We are required to indemnify the bondholders from any taxes imposed upon them. We intend to attempt to settle any tax liability directly with the relevant taxing authorities using procedures established for that purpose. Based on our understanding of these procedures, we have recognized a tax liability of $953,000 and $851,000 for the years ended December 31, 2002 and 2001, respectively, on the Consolidated Balance Sheet. We recorded Industrial Development Revenue Bond tax expense of $98,000 for the years ended December 31, 2002, 2001 and 2000 and interest expense of $4,000, $11,000 and $20,000 for the same periods, respectively. On May 22, 2003, we notified the bond trustee of its intent to redeem in full the bonds by repaying the principal amount plus accrued and unpaid interest. This redemption is scheduled to occur on June 30, 2003.

        As part of our investigation into the matters discussed above regarding our tax liability in respect of the exercise of non-qualified stock options and warrants, the independent members of our Board of Directors concluded that a change in executive and Board leadership was appropriate. As a result, on April 29, 2003, Mr. Goldhammer resigned as Chairman of the Board of Directors and announced that he will not stand for re-election to the Board at the next annual shareholders' meeting. Mr. Goldhammer will serve out his current term as a Director. Effective May 14, 2003, the Board of Directors appointed Mr. Kies to the position of Lead Director. Dr. Harlan W. Waksal has resigned from the position of President and Chief Executive Officer and has been named our Chief Scientific Officer, with responsibility for research, clinical, regulatory, quality assurance and manufacturing. Daniel S. Lynch, formerly our Senior Vice President, Finance and Chief Financial Officer, has been named Senior Vice President and Chief Administrative Officer, and is our acting Chief Executive Officer. In addition to his existing responsibilities for finance, control and compliance, human resources, communications, and information technology, Mr. Lynch has responsibility for our sales and marketing, legal and business development departments. Mr. Lynch will serve as acting Chief Executive Officer until a permanent Chief Executive Officer has been named. Michael J. Howerton, formerly our Vice President, Business Development, has been named Vice President, Finance and Business Development, and is our acting Chief Financial Officer. The Board of Directors has appointed a committee of directors to conduct a search for a new Chief Executive Officer. Because our reconfigured management structure does not include an officer with the title President, our Board of Directors has amended our by-laws to make it optional for the Company to have a President appointed.

        Due to our inability to timely file this annual report on Form 10-K, as required by Nasdaq Marketplace Rule 4310(c)(14), on April 9, 2003, we received a letter from Nasdaq stating that our securities are subject to delisting from Nasdaq. In addition, we were informed that the trading symbol for our common stock would be changed from IMCL to IMCLE. We appealed the delisting of our securities, and, after a hearing before The Nasdaq Listing Qualifications Panel (the "Panel"), we received a written determination from the Panel regarding our listing status. The Panel's determination provided for the continued listing of our common stock on The Nasdaq National Market subject to our satisfying certain requirements. These requirements include, but are not limited to, meeting the following deadlines: (1) filing this 2002 annual report on Form 10-K on or before June 23, 2003; (2) filing our first quarter 2003 report on Form 10-Q on or before July 7, 2003; and (3) issuing a press release on or before June 6, 2003, updating our previously disclosed estimates of the financial statement impact of certain option and warrant exercises by current and former officers, directors and employees. We are filing this 2002 annual report on Form 10-K on or prior to June 23, 2003 and issued the required press release on June 6, 2003.

        On June 10, 2003, we received notification that the Panel's decision was called for review by the Nasdaq Listing Hearing and Review Council (the "Review Council"). Following this notification, on June 20, 2003, we received notification from the Review Council that it had vacated, on the basis that it was premature, a portion of the Panel's decision pertaining to a determination of the Company's intent with respect to the tax liability issues and associated accounting matters discussed herein. The Review Council affirmed the remainder of the Panel's decision and remanded the matter to the Panel for further consideration.

        Should we fail to meet any of the deadlines or other requirements established by the Panel, our securities will be delisted. We would then be eligible for re-listing on Nasdaq, at any time after being delisted, provided we are able to meet all requirements for listing on that market. Further, following such a delisting, trading in our common stock may continue to be conducted on the OTC Bulletin Board or in a non-Nasdaq over-the-counter market, such as the "pink sheets". Delisting of our common stock would result in limited access to market price data and limited news coverage of ImClone Systems and could restrict investors' interest in our common stock. Also, a delisting could materially and adversely affect the trading market and prices for our common stock and our ability to issue additional securities or to secure additional financing.

        Until we file our first quarter 2003 report on Form 10-Q, we would also be unable to comply with Rule 144 registration rights of an affiliated investor holding our unregistered shares who is contractually able and wished to sell those shares, which could potentially give rise to an indemnification claim for any loss of value of such stock during a period of sale postponement or to a right to terminate the corresponding contract if such non-compliance were not cured in a timely manner.

        On May 2, 2003, we informed the trustee for the Convertible Subordinated Notes of our withholding tax issues and the delay in filing this Form 10-K and of our intention to satisfy our tax liabilities upon completion of discussions with the relevant taxing authorities and to file Form 10-K as soon as possible. The indenture for the Convertible Subordinated Notes includes covenants requiring us to timely pay taxes and timely make Exchange Act filings. Under the indenture, there can be no acceleration of payment of the notes until we receive a notice of default from the trustee or a specified percentage of the note holders and a 60-day grace period lapses. We have not received any such notice. If, at some point in the future, we were to receive such a notice and if it was determined at that time that we were not in compliance with the applicable covenants, we intend to and believe we would be able to cure such non-compliance within the 60-day grace period.

Restatement Impact on the Consolidated Balance Sheets

        We have restated our Consolidated Balance Sheet as of December 31, 2001, primarily to reflect the withholding tax liabilities and withholding tax assets primarily relating to the exercises of certain non-qualified stock options and warrants described above. The restatement includes recording withholding tax assets of $13,510,000, a withholding tax liability of $38,779,000, an Industrial Development Revenue Bonds tax liability of $851,000, and a cumulative increase to accumulated deficit of $26,120,000 as of December 31, 2001. The $26,120,000 increase to accumulated deficit reflects the year 2001 write-off of the $25,269,000 withholding tax asset noted above regarding Samuel D. Waksal and the $851,000 expense recorded during the years 1995 through 2001 on the 1990 IDA Bonds. We recorded an adjustment of $624,000 to increase accumulated deficit as of December 31, 1999, for the estimated taxes and accrued interest on the 1990 IDA Bonds and includes the cumulative expense impact from 1995 through 1999.

        In addition, the Consolidated Balance Sheets as of March 31, 2002, June 30, 2002 and September 30, 2002 have been updated to reflect the impact of the restatement. As noted above, we are making these quarterly changes by filing Form 10-Q/A reports with the SEC concurrently with this Form 10-K.

Restatement Impact on the Consolidated Statements of Operations

        We have restated our Consolidated Statement of Operations for the year ended December 31, 2001 primarily to reflect the write-off of the $25,269,000 withholding tax asset regarding Samuel D. Waksal noted above. The asset write-down reflects the withholding taxes with respect to exercises of certain non-qualified stock options and certain warrants attributable to Dr. Samuel D. Waksal. The majority of these exercise transactions occurred during the years ended December 31, 1999 and 2000. In addition, $109,000 of expenses were recorded in connection with the 1990 IDA Bonds, including interest expense of $11,000.

        The restatement amount of $118,000 for the year ended December 31, 2000 reflects the expenses recorded in connection with the 1990 IDA Bonds, including interest expense of $20,000.

        In addition, the Consolidated Statements of Operations for each of the first three quarters of the years ended December 31, 2002 and 2001 have been restated to reflect the expenses on the 1990 IDA Bonds. As a result of the restatement, an expense of approximately $24,000 was recorded for each of the quarters ended March 31, June 30, and September 30, 2002 and 2001. In addition, interest expense has been increased by approximately $1,000 to $3,000 per quarter for each of the quarters ended March 31, June 30, and September 30, 2002 and 2001. Operating expenses for the fourth quarter of 2001 increased by $25,297,000

Restatement Impact on the remaining Consolidated Financial Statements

        See the financial statement section in Part II of this Form 10-K for the restatement impact on the Consolidated Statements of Cash Flows and the Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2000 and 2001.

Penalties, Interest and Other Related Contingencies

        We have not recognized accruals for penalties and interest that may be imposed with respect to the withholding tax issues described above and other related contingencies, including the period covered by the statute of limitations and our determination of certain exercise dates because we do not believe that losses from such contingencies are probable. With respect to the statute of limitations and our determination of certain exercise dates, while we do not believe a loss is probable, there is a potential additional liability with respect to these issues that may be asserted by a taxing authority. If taxing authorities assert such issues and prevail related to these withholding tax issues and other related contingencies, including penalties, the liability which could be imposed by taxing authorities would be substantial. The potential interest on the withholding tax liabilities recorded on the Consolidated Balance Sheets could be up to a maximum amount of $7,200,000 at December 31, 2002. Potential additional withholding tax liability on other related contingencies amounts to approximately $11,000,000, exclusive of any interest or penalties, and excluding the amount potentially attributable to Mr. Goldhammer noted above.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2002 AND 2001

REVENUES

        Revenues for the years ended December 31, 2002 and 2001 were $60,005,000 and $50,237,000, respectively, an increase of $9,768,000 or 19% in 2002. Revenues for the year ended December 31, 2002 primarily included $20,608,000 in license fee revenue and $20,382,000 in collaborative agreement revenue from our ERBITUX Commercial Agreement with BMS and its wholly-owned subsidiary, E.R. Squibb. The collaborative agreement revenue represents the fully burdened manufacturing cost of ERBITUX supplied for or used in clinical trials and certain research and development and marketing expenses that have been incurred by us and are reimbursable by BMS as provided for in the Commercial Agreement. License fee revenue from payments under this agreement are being recognized as revenue over the product research and development life of ERBITUX. Revenues for the year ended December 31, 2002 also included $16,864,000 in collaborative agreement revenue from our ERBITUX development and license agreement with Merck KGaA and $222,000 of the $4,000,000 up-front payment received upon entering into this agreement with Merck KGaA. Revenues for the year ended December 31, 2002 also included $1,352,000 in royalty revenue from our strategic corporate alliance with Abbott Laboratories ("Abbott") in diagnostics and $163,000 in license fee revenue and $355,000 in collaborative agreement revenue from our strategic corporate alliance with Merck KGaA for our principal cancer vaccine product candidate, BEC2. Revenues for the year ended December 31, 2001 primarily included $27,760,000 in milestone revenue and $9,924,000 in collaborative agreement revenue from our ERBITUX development and license agreement with Merck KGaA. In addition, revenues for the year ended December 31, 2001 included license fee revenue of $222,000 of the $4,000,000 up-front payment received upon entering into this agreement. Revenues for the year ended December 31, 2001 also included $1,480,000 in royalty revenue from our strategic corporate alliance with Abbott in diagnostics, as well as $1,000,000 in milestone revenue, $162,000 in license fee revenue and $380,000 of collaborative agreement revenue from our strategic corporate alliance with Merck KGaA for BEC2. Finally, revenues for the year ended December 31, 2001 also included $2,553,000 in license fee revenue and $6,714,000 in collaborative agreement revenue from our Commercial Agreement with BMS and E.R. Squibb relating to ERBITUX.

OPERATING EXPENSES

        Total operating expenses for the years ended December 31, 2002 and 2001 were $214,854,000 and $177,597,000, respectively, an increase of $37,257,000, or
21% in 2002. Operating expenses included $2,250,000 in legal and other advisor fees associated with completing the amended Commercial Agreement with BMS and E.R. Squibb during the year ended December 31, 2002, and included $16,055,000 in legal and other advisor fees associated with consummating each of the Acquisition Agreement, the Stockholder Agreement and the Commercial Agreement (the "BMS agreements") with BMS and affiliates during the year ended December 31, 2001.

Operating Expenses: Research and Development

        Research and development expenses for the years ended December 31, 2002 and 2001 were $163,301,000 and $110,979,000, respectively, an increase of $52,322,000 or 47% in 2002. Research and development expenses for the years ended December 31, 2002 and 2001 as a percentage of total operating expenses, excluding the legal and other advisor fees associated with the amended Commercial Agreement and the original BMS agreements, the write-down of withholding tax assets and the 1990 IDA Bonds tax expense, in the years ended December 31, 2002 and 2001, were 78% and 81%, respectively. Research and development expenses include costs associated with our in-house and collaborative research programs, product and process development expenses, costs to manufacture our product candidates, particularly ERBITUX, (prior to any approval that we may obtain of a product candidate for commercial sale or binding obligations of our corporate partners to acquire commercial product from
us), quality assurance and quality control costs, and costs to conduct our clinical trials and associated regulatory activities. Research and development expenses include costs that are reimbursable by our corporate partners. The increase in research and development expenses for the year ended December 31, 2002 was primarily attributable to (1) the costs associated with full scale production at our Single Product Facility, (2) costs related to the manufacturing services agreements with Lonza, (3) expenditures in the functional areas of product development and pilot plant manufacturing associated with our other monoclonal antibodies and (4) increased expenditures associated with discovery research. We expect research and development costs to increase in future periods as we continue to manufacture ERBITUX prior to any approval of the product that we may obtain for commercial use or until we receive committed purchase obligations from our corporate partners. In the event of such approval or committed purchase obligations from our corporate partners, the subsequent costs associated with manufacturing ERBITUX for supply to corporate partners for commercial use will be included in inventory and expensed as cost of goods sold at the time of sale. We expect research and development costs associated with discovery research and product development also to continue to increase in future periods.

        The largest component of our total operating expenses is our ongoing investments in research and development and, in particular, the clinical development of our product pipeline. The process of the requisite clinical research necessary to obtain FDA approval is costly and time consuming. Current FDA requirements for a new human drug or biological product to be marketed in the United States include: (1) the successful conclusion of pre-clinical laboratory and animal tests, if appropriate, to gain preliminary information on the product's safety; (2) filing with the FDA of an IND, to conduct human clinical trials for drugs or biologics; (3) the successful completion of adequate and well-controlled human clinical investigations to establish the safety and efficacy of the product for its recommended use; and (4) filing by a company and acceptance and approval by the FDA of a New Drug Application ("NDA") for a drug product or a Biological License Application ("BLA") for a biological product to allow commercial distribution of the drug or biologic.

        In light of the factors mentioned above, we consider the active management and development of our clinical pipeline to be crucial to the long-term success of the Company. As described in Part I, we currently have three candidates in clinical development, including our most advanced candidate, ERBITUX. Due to the inherent risks associated with candidate discovery and development, as well as the regulatory approval process, we, by necessity, manage our overall research, development and in-licensing efforts in a manner designed to generate new clinical candidates into development.

        The actual probability of success for each candidate and clinical program may be impacted by a variety of factors, including the quality of the candidate, the validity of the target and disease indication, early clinical data, investment in the program, competition and commercial viability. Due to these factors, it is difficult to give accurate guidance on the anticipated proportion of our research and development investments assigned to any one program prior to the Phase III stage of development or the future cash inflows from these programs.

Operating Expenses: Marketing, General and Administrative

        Marketing, general and administrative expenses include marketing and administrative personnel costs, including related facility costs, additional costs to develop internal marketing and sales capabilities, costs to pursue arrangements with strategic corporate partners and technology licensors, and expenses associated with applying for patent protection for our technology and products. Marketing, general and administrative expenses also include amounts reimbursable by our corporate partners. Marketing, general and administrative expenses for the years ended December 31, 2002 and 2001 were $45,815,000 and $25,196,000, respectively, an increase of $20,619,000, or 82% in 2002. The increase in Marketing, general and administrative expenses is attributable to
(1) the separation compensation and other post-employment benefits associated with the resignation of our former President and Chief Executive Officer, Dr. Samuel D. Waksal (2) legal expenses associated with the pending class action lawsuits, shareholder derivative lawsuits and investigations by the SEC, the Subcommittee on Oversight and Investigation of the U.S. House of Representatives Committee on Energy and Commerce and the U.S. Department of Justice, (3) expenses associated with higher public relations costs due to the factors noted in (2) above, (4) expenses associated with higher insurance premiums with respect to director and officer liability insurance, (5) the write-off of an expired negotiating right with Lonza and (6) expenses associated with general corporate activities. Excluding legal, public relations and insurance expenses discussed in (2) through (4) above, whose level in the future is uncertain because it depends upon the manner in which these investigations and proceedings progress, and excluding the amount of the separation compensation and the amount written-off for the expired negotiating right discussed in (1) and (5) above, we expect marketing, general and administrative expenses to increase in future periods to support our continued commercialization efforts for ERBITUX.

Operating Expenses: Write-down of Withholding Tax Assets and IDA Bonds Tax
Expense

        Write-downs of withholding tax assets for the years ended December 31, 2002 and 2001 were $3,390,000 and $25,269,000, respectively, a decrease of $21,879,000 or 87% in 2002. The Consolidated Statement of Operations for the year ended December 31, 2001 reflects the write-down of a $25,269,000 asset offsetting withholding tax liabilities of the same amounts incurred upon the exercise of certain non-qualified stock options and certain warrants granted to our former President and Chief Executive Officer, Dr. Samuel

D. Waksal. In 2000 and prior years, we did not withhold federal, state or local income taxes at the time of exercise of non-qualified stock options or warrants. The majority of these exercise transactions occurred during the years ended December 31, 1999 and 2000. During the second quarter of 2002, we determined to write-off an amount of $3,384,000 relating to the June 2000 warrant exercise transaction of John B. Landes, our former General Counsel. In April 2003, we discovered that we are in breach of certain tax covenants in our 1990 IDA Bonds. We therefore recorded additional tax expense of $98,000 for each of the years ended December 31, 2002 and 2001 relating to these Bonds.

        Facts surrounding our restatement are set forth above in "Overview and Risk Factors -- Restatement of Consolidated Financial Statements".

Interest Income, Interest Expense and Other (Income) Expense

        Interest income was $9,301,000 for the year ended December 31, 2002 compared with $14,990,000 for the year ended December 31, 2001, a decrease of $5,689,000, or 38%. The decrease was primarily attributable to a decrease in interest rates associated with our portfolio of debt securities. Interest expense was $13,179,000 and $13,596,000 for the years ended December 31, 2002 and 2001, respectively, a decrease of $417,000 or 3% in 2002. The overall decrease from 2001 to 2002 was primarily attributable to an increase in the amount of interest capitalized during the construction of our Multiple Product Facility. Interest expense for the years ended December 31, 2002 and 2001 was offset by the capitalization of interest costs of $2,077,000 and $1,656,000, respectively, during the construction period of our Single Product Facility and our Multiple Product Facility for which design, engineering, and pre-construction and construction costs have been incurred. Interest expense for both periods included (1) interest on the 5 1/2% convertible subordinated notes due March 1, 2005 (the "Convertible Subordinated Notes") issued in February 2000, (2) interest on the 1990 IDA Bonds with a principal amount of $2,200,000 and (3) interest recorded on various capital lease obligations under a 1996 financing agreement and a 1998 financing agreement with Finova. We recorded gains on securities and investments of $1,503,000 and losses of $1,641,000 for the years ended December 31, 2002 and 2001, respectively. The net losses on securities and investments for the year ended December 31, 2001 included a $4,375,000 in write-downs of our investment in ValiGen N.V. and a $1,000,000 write-off of our convertible promissory note from A.C.T. Group, Inc. These losses were partially offset by gains in our portfolio of debt securities of $3,734,000 during the year ended December 31, 2001.

INCOME TAXES

        Income taxes of $725,000 for the year ended December 31, 2002 are the result of various tax law changes in the State of New Jersey, one of which is the establishment of the Alternative Minimum Assessment tax ("AMA") to which we are subject.

NET LOSSES

        We had a net loss to common stockholders of $157,949,000 or $2.15 per share for the year ended December 31, 2002, compared with a net loss of $127,607,000 or $1.84 per share for the year ended December 31, 2001. The increase in the net loss and net loss per share to common stockholders was due to the factors noted above.

YEARS ENDED DECEMBER 31, 2001 AND 2000

REVENUES

        Revenues for the years ended December 31, 2001 and 2000 were $50,237,000 and $6,253,000, respectively, an increase of $43,984,000 in 2001. Revenues for the year ended December 31, 2001 primarily included $27,760,000 in milestone revenue and $9,924,000 in collaborative agreement revenue from our development and license agreement with Merck KGaA for ERBITUX. In addition, we recognized license fee revenue of $222,000 of the $4,000,000 up-front payment received upon entering into this agreement. Revenues for the year ended December 31, 2001 also included $1,480,000 in royalty revenue from our strategic corporate alliance with Abbott, as well as $1,000,000 in milestone revenues, $162,000 in license fee revenues and

$380,000 in collaborative agreement revenue from our research and license agreement with Merck KGaA for BEC2, and $2,553,000 in license fee revenue and $6,714,000 in collaborative agreement revenue from our Commercial Agreement with BMS and E.R. Squibb relating to ERBITUX. License fee revenues from payments under this agreement are being recognized as revenue over the product research and development life of ERBITUX. Revenues for the year ended December 31, 2000 primarily consisted of $4,476,000 in collaborative agreement revenue from our development and license agreement with Merck KGaA for ERBITUX. Revenues for the year ended December 31, 2000 also included $250,000 in milestone revenue and $961,000 in royalty revenue from our strategic corporate alliance with Abbott in diagnostics and $162,000 in license fee revenue and $364,000 in collaborative agreement revenue from our research and license agreement with Merck KGaA for BEC2.

OPERATING EXPENSES

        Total operating expenses for the years ended December 31, 2001 and 2000 were $177,597,000 and $78,973,000, respectively, an increase of $98,624,000, or
125% in 2001. Operating expenses for the year ended December 31, 2001 included $16,055,000 in legal and other advisor fees associated with the BMS agreements during the year ended December 31, 2001.

Operating Expenses: Research and Development

        Research and development expenses for the years ended December 31, 2001 and 2000 were $110,979,000 and $62,201,000, respectively, an increase of $48,778,000 or 78% in 2001. Research and development expenses for the years ended December 31, 2001 and 2000 as a percentage of total operating expenses, excluding the legal and other advisor fees associated with consummating the BMS agreements the write-down of withholding tax assets and the 1990 IDA Bonds tax expense, in the year ended December 31, 2001 were 81% and 79%, respectively. Research and development expenses include costs associated with our in-house and collaborative research programs, product and process development expenses, costs to manufacture our product candidates, particularly ERBITUX, prior to any approval that we may obtain of a product candidate for commercial sale or binding obligations of our corporate partners to acquire commercial product from us, quality assurance and quality control costs, and costs to conduct our clinical trials and associated regulatory activities. Research and development expenses included costs that are reimbursable by our corporate partners. The increase in research and development expenses for the year ended December 31, 2001 was primarily attributable to (1) the costs associated with newly initiated and ongoing clinical trials of ERBITUX, (2) costs related to the manufacturing services agreements with Lonza, (3) expenditures in the functional areas of product development, manufacturing, clinical and regulatory affairs associated with ERBITUX and (4) increased expenditures associated with discovery research. We expect research and development costs to increase in future periods as we continue to manufacture ERBITUX prior to any approval of the product that we may obtain for commercial use or obligations of our corporate partners. In the event of such approval or committed purchase obligations from our corporate partners, the subsequent costs associated with manufacturing ERBITUX for supply to corporate partners for commercial use will be included in inventory and expensed as cost of goods sold at the time of sale. We expect research and development costs associated with discovery research and product development also to continue to increase in future periods.

Operating Expenses: Marketing, General and Administrative

        Marketing, general and administrative expenses include marketing and administrative personnel costs, including related facility costs, additional costs to develop internal marketing and sales capabilities, costs to pursue arrangements with strategic corporate partners and technology licensors, and expenses associated with applying for patent protection for our technology and products. Marketing, general and administrative expenses also include amounts reimbursable by our corporate partners. Marketing, general and administrative expenses for the years ended December 31, 2001 and 2000 were $25,196,000 and $16,674,000, respectively, an increase of $8,522,000 or 51% in 2001. The increase in marketing, general and administrative expenses primarily reflected:
(1) costs associated with our marketing efforts; (2) additional administrative staffing required to support our commercialization efforts for ERBITUX and (3) expenses associated with general corporate activities. We expect marketing, general and administrative expenses to increase in future periods to support our continued commercialization efforts for ERBITUX.

Operating Expenses: Write-down of Withholding Tax Assets and IDA Bonds Tax
Expense

        Write-downs of withholding tax assets for the years ended December 31, 2001 and 2000 were $25,269,000 and $0, respectively. The Consolidated Statement of Operations for the year ended December 31, 2001 reflects the write-down of a $25,269,000 asset offsetting withholding tax liabilities of the same amount incurred upon the exercises of certain non-qualified stock options and certain warrants attributable to our former President and Chief Executive Officer, Dr. Samuel D. Waksal. In 2000 and prior years, we did not withhold federal, state or local income taxes at the time of exercise of non-qualified stock options or warrants. The majority of these exercise transactions of Dr. Samuel D. Waksal occurred during the years ended December 31, 1999 and 2000. In April 2003, we discovered that we may have been in breach of tax covenants in our 1990 IDA Bonds. The $98,000 expense for the years ended December 31, 2001 and 2000 relates to the 1990 IDA Bonds.

        Facts surrounding our restatement are set forth above in "Overview and Risk Factors -- Restatement of Consolidated Financial Statements".

Interest Income, Interest Expense and Other (Income) Expense

        Interest income was $14,990,000 for the year ended December 31, 2001 compared with $20,819,000 for the year ended December 31, 2000, a decrease of $5,829,000, or 28%. The decrease was primarily attributable to (1) a decrease in interest rates associated with our portfolio of debt securities as well as (2) a lower average portfolio balance during the year ended December 31, 2001 when compared with the year ended December 31, 2000. Interest expense was $13,596,000 and $12,105,000 for the years ended December 31, 2001 and 2000, respectively, an increase of $1,491,000 or 12% in 2001. The increase was primarily attributable to the interest on the convertible subordinated notes issued in February 2000. We have increased interest expense for the years ended December 31, 2001 and 2000 by $11,000 and $20,000, respectively versus the amounts previously reported. Interest expense for the years ended December 31, 2001 and 2000 was offset by the capitalization of interest costs of $1,656,000 and $846,000, respectively, during the construction period of our Single Product Facility and our Multiple Product Facility for which design, engineering, and pre-construction costs were incurred. Interest expense for both periods included (1) interest on the convertible subordinated notes, (2) interest on the outstanding 1990 IDA Bonds with a principal amount of $2,200,000 and (3) interest recorded on various capital lease obligations under a 1996 financing agreement and a 1998 financing agreement with Finova. We recorded losses on securities and investments of $1,641,000 and $3,867,000 for the years ended December 31, 2001 and 2000, respectively. The net losses on securities and investments for the year ended December 31, 2001 included $4,375,000 in write-down of our investment in ValiGen N.V. and a $1,000,000 write-off of our convertible promissory note from A.C.T. Group, Inc. These losses were partially offset by gains in our portfolio of debt securities of $3,734,000 during the year ended December 31, 2001. The net losses on securities available for sale for the year ended December 31, 2000 included a $5,125,000 write-down of our investment in ValiGen N.V., which was partially offset by gains associated with our investment portfolio.

NET LOSSES

        We had a net loss to common stockholders of $127,607,000 or $1.84 per share for the year ended December 31, 2001, compared with a net loss of $77,242,000 or $1.23 per share for the year ended December 31, 2000. Included in the net loss for the year ended December 31, 2000 was a non-cash charge of $2,596,000 related to the cumulative effect of a change in accounting policy (see Notes 2(g) and 11 to the accompanying consolidated financial statements). The increase in the net losses and per share net loss to common stockholders was due to the factors noted above offset by $6,773,000 associated with the redemption premium and dividends on the series A preferred stock in 2000.

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 2002, our principal sources of liquidity consisted of cash and cash equivalents and securities available for sale of approximately $248,000,000. From our inception on April 26, 1984 through December 31, 2002, we have financed our operations primarily through the following means:

        - Public and private sales of equity securities and convertible notes in financing transactions have raised approximately $492,652,000 in net proceeds.

        - We have earned approximately $154,451,000 from license fees, contract research and development fees, reimbursements from our corporate partners and royalties from collaborative partners. Additionally, we have approximately $322,504,000 in deferred revenue related to up-front payments received from our amended Commercial Agreement for ERBITUX with BMS, our ERBITUX development and license agreement with Merck KGaA and our BEC2 development and commercialization agreement with Merck KGaA. These amounts are being recognized as revenue during the terms of the respective agreements (see Notes 2(g) and 12 to the consolidated financial statements).

        - We have earned approximately $56,415,000 in interest income.

        - The sale of the IDA Bonds in each of 1985, 1986 and 1990 raised an aggregate of $6,300,000, the proceeds of which have been used primarily for the acquisition, construction and installation of our research and development facility in New York City, and of which $2,200,000 is outstanding and scheduled for redemption on June 30, 2003.

        We may, from time to time, consider a number of strategic alternatives designed to increase shareholder value, which could include joint ventures, acquisitions and other forms of alliances, product divestitures, sale leaseback transactions, outlicensing opportunities, as well as the sale of all or part of the Company.

        Until September 19, 2006, or earlier upon the occurrence of certain specified events, we may not take any action that constitutes a prohibited action under our stockholder agreement with BMS and BMS Biologics, without the consent of the BMS directors. Such prohibited actions include (i) issuing additional shares or securities convertible into shares in excess of 21,473,002 shares of our common stock in the aggregate, subject to certain exceptions; (ii) incurring additional indebtedness if the total of the principal amount of such indebtedness incurred since September 19, 2001 and then-outstanding, and the net proceeds from the issuance of any redeemable preferred stock then-outstanding, would exceed the amount of indebtedness outstanding as of September 19, 2001 by more than $500 million; (iii) acquiring any business if the aggregate consideration for such acquisition, when taken together with the aggregate consideration for all other acquisitions consummated during the previous twelve months, is in excess of 25% of the aggregate value of the Company at the time we enter into the binding agreement relating to such acquisition; (iv) disposing of all or any substantial portion of our non-cash assets; and (v) issuing capital stock with more than one vote per share.

        In September 2001, we entered into the ERBITUX Commercial Agreement with BMS and E.R. Squibb, pursuant to which, among other things, together with E.R Squibb we are (a) co-developing and co-promoting ERBITUX in the United States and Canada, and (b) co-developing ERBITUX (either together or co-exclusively with Merck KGaA) in Japan. The Commercial Agreement was amended on March 5, 2002 to change certain economics of the agreement and has expanded the clinical and strategic roles of BMS in the ERBITUX development program. Pursuant to the amended Commercial Agreement, we can receive up-front and milestone payments totaling $900,000,000 in the aggregate, of which $200,000,000 was received upon the signing of the agreement. The remaining $700,000,000 in payments comprises $140,000,000 paid on March 7, 2002, $60,000,000 paid on March 5, 2003,
$250,000,000 payable upon receipt of marketing approval from the FDA with respect to an initial indication for ERBITUX and $250,000,000 payable upon receipt of marketing approval from the FDA with respect to a second indication for ERBITUX. All such payments are non-refundable and non-creditable. Except for our expenses incurred pursuant to the co-promotion option that we have exercised, E.R. Squibb is responsible for 100% of the distribution, sales and marketing costs in the United States and Canada, and E.R. Squibb and the Company, each will be responsible for 50% of the distribution, sales, marketing costs and other related costs and expenses in Japan. The Commercial Agreement provides that E.R. Squibb shall pay us distribution fees based on a percentage of annual sales of ERBITUX by E.R. Squibb in the United States and Canada. The distribution fee is 39% of net sales in the United States and Canada. The Commercial Agreement also provides that the distribution fees for the sale of ERBITUX in Japan by E.R. Squibb or us shall be equal to 50% of operating profit or loss with respect to such sales for any calendar month. In the event of an operating profit, E.R. Squibb will pay us the amount of such distribution fee, and in the event of an operating loss, we will credit E.R. Squibb the amount of such distribution fee. The Commercial Agreement provides that we will be responsible for the manufacture and supply of all requirements of ERBITUX in bulk form for clinical and commercial use in the United States, Canada and Japan and that E.R. Squibb will purchase all of its requirements of ERBITUX in bulk form for commercial use from us. We will supply ERBITUX for clinical use at our fully burdened manufacturing cost, and will supply ERBITUX for commercial use at our fully burdened manufacturing cost plus a mark-up of 10%. In addition to the up-front and milestone payments, distribution fees for the United States, Canada and Japan and the 10% mark-up on the commercial supply of ERBITUX, E.R. Squibb is also responsible for 100% of the cost of all clinical studies other than those studies undertaken post-launch, which are not pursuant to an IND (e.g., Phase IV studies), the cost of which will be shared equally between E.R. Squibb and ImClone Systems. As between E.R. Squibb and the Company, each will be responsible for 50% of the cost of all clinical studies in Japan. We have also agreed, and may agree in the future, to share with E.R. Squibb, on terms other than the foregoing, costs of clinical trials that we believe are not potentially registrational but should be undertaken prior to launch in the United States, Canada or Japan. As of December 31, 2002, we have incurred $4,093,000 pursuant to such cost sharing. As of December 31, 2002, we have also incurred $377,000 related to the agreement with respect to development in Japan.

        In February 2000, we completed a private placement of $240,000,000 in 5 1/2% convertible subordinated notes due March 1, 2005. We received net proceeds of approximately $231,500,000, after deducting expenses associated with the offering. Accrued interest on the notes was approximately $4,400,000 at December 31, 2002. A holder may convert all or a portion of a note into common stock at any time on or before March 1, 2005 at a conversion price of $55.09 per share, subject to adjustment under certain circumstances. On or after March 6, 2003, we may redeem some or all of the notes at specified redemption prices.

        In December 1999, we entered into a development and manufacturing services agreement with Lonza. This agreement was amended in April 2001 to include additional services. Under the agreement, Lonza is responsible for process development and scale-up to manufacture ERBITUX in bulk form under current Good Manufacturing Practices ("cGMP"). These steps were taken to assure that the manufacturing process would produce bulk material that conforms with our reference material and to support, in part, our regulatory filing with the FDA. We incurred approximately $7,068,000 for services provided under this agreement through December 31, 2002. Lonza has completed its obligations under the development and manufacturing service agreement. In September 2000, we entered into a three-year commercial manufacturing services agreement with Lonza relating to ERBITUX. This agreement was amended in June 2001 and again in September 2001 to include additional services. As of December 31, 2002, we incurred approximately $61,833,000 for services provided under the commercial manufacturing services agreement. Lonza is currently manufacturing ERBITUX at the 5,000 liter scale under cGMP and is delivering it to us over a term ending no later than December 2003. The costs associated with both of these agreements are included in research and development expenses when incurred and will continue to be so classified until such time as ERBITUX may be approved for sale or until we obtain obligations from our corporate partners for commercial supply of such product. In the event of such approval or obligations from our corporate partners, the subsequent costs associated with manufacturing ERBITUX for commercial sale will be included in inventory and expensed as cost of goods sold at the time of sale. In the event we terminate (i.e., the cancellation of batches of bulk product) the commercial manufacturing services agreement without cause, we will be required to pay 85% of the stated costs for each of the first ten batches cancelled, 65% of the stated costs for each of the next ten batches cancelled and 40% of the stated costs for each of the next six batches cancelled. The batch cancellation provisions for certain additional batches that we are committed to purchase require us to pay

100% of the stated costs of cancelled batches scheduled within six months of the cancellation, 85% of the stated costs of cancelled batches scheduled between six and twelve months following the cancellation and 65% of the stated costs of cancelled batches scheduled between twelve and eighteen months following the cancellation. These amounts are subject to mitigation should Lonza use its manufacturing capacity caused by such termination for another customer. Certain batches have been cancelled at other negotiated rates agreed to by the parties. At December 31, 2002, the estimated remaining future commitments under the amended commercial manufacturing services agreement were $25,080,000.

        In December 2001, we entered into an agreement with Lonza to manufacture ERBITUX at the 2,000 liter scale for use in clinical trials by Merck KGaA. We had incurred approximately $7,183,000 for services provided under this agreement. During 2002, Merck KGaA reimbursed the Company this entire obligation. At December 31, 2002, there are no remaining future commitments under this agreement.

        On January 2, 2002, we executed a letter of intent with Lonza to enter into a long-term supply agreement. The long-term supply agreement would apply to a large scale manufacturing facility that Lonza is constructing, which would be able to produce ERBITUX in 20,000 liter batches. We paid Lonza $3,250,000 upon execution of the letter of intent for the exclusive right to negotiate a long-term supply agreement for a portion of the facility's manufacturing capacity. In September 2002, we wrote-off the deposit because the exclusive negotiation period ended on September 30, 2002. The $3,250,000 is included in Marketing, general and administrative expenses in the Consolidated Statement of Operations for the year ended December 31, 2002. In light of the assistance we provided to a third party with respect to preserving and then relinquishing the manufacturing capacity described above, the third party paid us $3,250,000 in April 2003 and this amount will therefore be recognized as a reduction to operating expenses in 2003.

        Effective April 1990, we entered into a development and commercialization agreement with Merck KGaA with respect to BEC2 and the recombinant gp75 antigen. The agreement has been amended a number of times, most recently in December 1997. The agreement grants Merck KGaA a license, with the right to sublicense, to make, have made, use, sell, or have sold BEC2 and gp75 antigen outside North America. The agreement also grants Merck KGaA a license, without the right to sublicense, to use, sell, or have sold, but not to make, BEC2 within North America in conjunction with ImClone Systems. Pursuant to the terms of the agreement, we have retained the rights, (1) without the right to sublicense, to make, have made, use, sell, or have sold BEC2 in North America in conjunction with Merck KGaA and (2) with the right to sublicense, to make, have made, use, sell, or have sold gp75 antigen in North America. In return, we have received research support payments totaling $4,700,000 and are entitled to no further research support payments under the agreement. Merck KGaA is also required to make payments of up to $22,500,000, of which $4,000,000 has been received, based on milestones achieved in the licensed products' development. Merck KGaA is also responsible for worldwide costs of up to DM17,000,000 associated with a multi-site, multinational Phase III clinical trial for BEC2 in limited disease small-cell lung carcinoma. This expense level was reached during the fourth quarter of 2000 and all expenses incurred from that point forward are being shared 60% by Merck KGaA and 40% by ImClone Systems. Such cost sharing applies to all expenses beyond the DM17,000,000 threshold. Merck KGaA is also required to pay royalties on the eventual sales of BEC2 outside of North America, if any. Revenues from sales, if any, of BEC2 in North America will be distributed in accordance with the terms of a co-promotion agreement to be negotiated by the parties.

        In December 1998, we entered into a development and license agreement with Merck KGaA with respect to ERBITUX. In exchange for granting Merck KGaA exclusive rights to market ERBITUX outside of the United States and Canada and co-development rights in Japan, we received through December 31, 2002, $30,000,000 in up-front fees and early cash-based milestone payments based on the achievement of defined milestones. An additional $30,000,000 could be received, depending upon the achievement of further milestones for which Merck KGaA receives equity in ImClone Systems. Of this additional $30,000,000, $5,000,000 had been received as of December 31, 2002 and $6,000,000 was received on May 16, 2003. As stated above, on May 16, 2003, we achieved a third equity-based milestone when Merck KGaA acknowledged that the results of a Phase II study sponsored by Merck KGaA in patients with chemotherapy-naive non-small cell lung cancer enabled the further development of ERBITUX in the European Union for the treatment of non-small cell lung cancer. The achievement of this third equity-based milestone triggered a payment by

Merck KGaA of $3,000,000, which we received on June 16, 2003. Upon receipt of this payment, we issued to Merck KGaA 150,007 shares of our common stock, based upon a price of $20.00 per share, representing the sale of these shares at a ten percent premium to market value as provided in the license. The equity underlying these milestone payments have been or will be priced at varying premiums to the then-market price of the common stock depending upon the timing of the achievement of the respective milestones. Merck KGaA will pay us a royalty on future sales of ERBITUX outside of the United States and Canada, if any. This agreement may be terminated by Merck KGaA in various instances, including (1) at its discretion on any date on which a milestone is achieved (in which case no milestone payment will be made), or (2) for a one-year period after first commercial sale of ERBITUX in Merck KGaA's territory, upon Merck KGaA's reasonable determination that the product is economically unfeasible (in which case Merck KGaA is entitled to a return of 50% of the cash-based up-front fees and milestone payments then paid to date, but only out of revenues received, if any, based upon a royalty rate applied to the gross profit from ERBITUX sales or a percentage of ERBITUX fees and royalties from a sublicensee on account of the sale of ERBITUX in the United States and Canada). In August 2001, ImClone Systems and Merck KGaA amended this agreement to provide, among other things, that Merck KGaA may manufacture ERBITUX for supply in its territory and may utilize a third party to do so upon ImClone Systems' reasonable acceptance. The amendment further released Merck KGaA from its obligations under the agreement relating to providing a guaranty under a $30,000,000 credit facility relating to the build-out of our Single Product Facility. In addition, the amendment provides that the companies have co-exclusive rights to develop ERBITUX in Japan, including the right to sublicense and Merck KGaA waived its right of first offer in the case of a proposed sublicense by ImClone Systems of ERBITUX in ImClone Systems' territory. In consideration for the amendment, we agreed to a reduction in royalties payable by Merck KGaA on sales of ERBITUX in Merck KGaA's territory.

        In September 2002, we entered into a binding term sheet, effective as of April 15, 2002, with Merck KGaA for the supply of ERBITUX. The term sheet sets forth certain terms and obligations of each party including procedures for forecasting and ordering ERBITUX for clinical and commercial supply, cost of product, delivery terms, insurance and indemnification obligations and technology transfer to allow Merck KGaA or a third party to manufacture ERBITUX for supply in Merck's territory in accordance with the development and license agreement. The term sheet will continue in effect for the term of the development and license agreement, unless terminated for cause.

        We have obligations under various capital leases for certain laboratory, office and computer equipment and also certain building improvements, primarily under a 1998 financing agreement with Finova. This agreement allowed us to finance the lease of equipment and make certain building and leasehold improvements to existing facilities. Each lease has a fair market value purchase option at the expiration of its 48-month term. We have entered into six individual leases under the financing agreement with an aggregate cost of $1,942,000. This financing arrangement has now expired. We have elected to exercise the fair market value purchase option on four of these leases in 2002 and two of these leases in 2003, each at the expiration of the lease term.

        We rent our current New York corporate headquarters and research facility at 180 Varick Street, New York under an operating lease that expires in December 2004. In 2000, we completed renovations of the facility at a cost of approximately $2,800,000. Effective January 1, 2003, we amended the lease to add an additional 5,800 square feet of laboratory space for a lump sum advance rent payment of approximately $233,000, plus annual rent through December 2004.

        In October 2001, we entered into a sublease for a four-story building at 325 Spring Street, New York, New York, which includes between 75,000 and 100,000 square feet of usable space. We are currently analyzing our options with respect to relocating our headquarters and research laboratory to this subleased space. This subleased space may or may not be designed, improved and used by us in the future, depending on our business needs. The sublease has a term of 22 years, followed by two five-year renewal option periods. The future minimum lease payments are approximately $50,325,000 over the term of the sublease. In order to induce the sublandlord to enter into the sublease, we made a loan to the sublandlord in the principal amount of a $10,000,000 note receivable. The loan is secured by a leasehold mortgage on the prime lease as well as a collateral assignment of rents by the sublandlord. The loan is payable by the sublandlord over 20 years and bears interest at 5 1/2% in years one through five, 6 1/2% in years six through ten, 7 1/2% in years eleven through fifteen and 8 1/2% in years sixteen through twenty. In addition, we paid the owner a consent fee in the amount of $500,000.

        On May 1, 2001, we entered into a lease for an approximately 4,000 square foot portion of a 15,000 square foot building known as 710 Parkside Avenue, Brooklyn, New York, and we have leased an adjacent 6,250 square foot building known as 313-315 Clarkson Avenue, Brooklyn, New York, to serve as our new chemistry and high-throughput screening facility. The term of the lease is for five years with five successive one-year extensions. As of December 31, 2002, we have incurred approximately $4,395,000 for the retrofit of this facility to better fit our needs. The chemistry and high-throughput screening facility was ready for its intended use and put in operation in December 2002 and we commenced depreciation at that time. In the year ended December 31, 2002 we incurred rent expense for the premises of approximately $182,000.

        We built a new 80,000 square foot Single Product Facility adjacent to the pilot facility at 36 Chubb Way Somerville, New Jersey. The Single Product Facility was built on a 5.7 acre parcel of land we purchased in December 1999 for approximately $700,000. The Single Product Facility contains three 10,000 liter (production volume) fermenters and is a single product facility dedicated to the clinical and commercial production of ERBITUX. The cost of the facility was approximately $53,000,000, excluding capitalized interest of approximately $1,966,000. The cost of the facility was funded from our cash reserves, consisting primarily of the proceeds from the issuance of debt and equity securities. The Single Product Facility was ready for its intended use and put in operation in July 2001 and we commenced depreciation at that time.

        We have completed detailed design plans for, and are proceeding with construction of, our Multiple Product Facility. The Multiple Product Facility will be a multi-use facility of approximately 250,000 square feet and will contain up to 10 fermenters with a total capacity of up to 110,000 liters (production volume). The facility is being built on a 7.12 acre parcel of land that we purchased in July 2000 for approximately $950,000. The cost of this facility, consisting of two completely fitted out suites and a third suite with utilities only, is expected to be approximately $260,000,000 excluding capitalized interest with anticipated mechanical completion by the end of 2005. The actual cost of the Multiple Product Facility may change depending upon various factors. We have incurred approximately $87,057,000, excluding capitalized interest of approximately $2,614,000, in conceptual design, engineering, equipment and construction costs through December 31, 2002.

        On January 31, 2002, we purchased a 7.36 acre parcel of land located adjacent to the Single Product Facility and our Multiple Product Facility at 1181 Route 202 North, Somerville, New Jersey. The real estate included an existing 51,400 square foot building, 39,000 square feet of which is warehouse space and 12,000 square feet of which is office space. The purchase price for the property and building was approximately $7,020,000, of which approximately $1,125,000 was related to the purchase of the land and approximately $5,895,000 was related to the purchase of the building. We are using this property for warehousing and material logistics for our Somerville campus. Extensive renovations to the 12,000 square feet of office area were completed in the first quarter of 2003 to accommodate the relocation and consolidation of Engineering, Warehousing, Logistics and Quality Assurance personnel from other campus locations. Interior renovations included office space, as well as the construction of a raw materials sampling laboratory, associated temperature-controlled storage locations and the addition of emergency power generation. Extensive site work at the recently occupied facility allowed for the physical connection of this location to the campus' other buildings to facilitate the use of this location as our central warehouse. As of December 31, 2002, we have incurred approximately $1,050,000, for the renovation of this facility. The total cost for the renovation is expected to be approximately $1,150,000.

        On May 20, 2002 we purchased real estate consisting of a 6.94 acre parcel of land located across the street from our Single Product Facility at 33 Chubb Way, Somerville, New Jersey. The real estate includes an existing building with approximately 45,800 square feet of warehouse space. The purchase price for the property was approximately $4,515,000, of which approximately $1,041,000 was related to the purchase of the land and approximately $3,474,000 was related to the purchase of the building. As of December 31, 2002, we have incurred approximately $4,486,000 for the renovation and fit-out of this facility converting the 45,800 square feet of warehouse space into office space. The total cost for the retrofit is expected to be approximately

$5,200,000. The administration facility was ready for its intended use and put in operation in December 2002 and we commenced depreciation at that time.

        Total capital expenditures made during the year ended December 31, 2002 were $85,928,000 including $2,288,000 related to the purchase of equipment for and leasehold improvement costs associated with our corporate office and research laboratories in our 180 Varick Street facility, $59,257,000 related to the conceptual design, preliminary engineering plans, capitalized interest costs and construction costs for our Multiple Product Facility, $8,070,000 for the purchase and related retrofit of our warehousing and material logistics facility, $9,001,000 for the purchase of and related retrofit of our administration facility, $3,147,000 for the retrofit of our Brooklyn chemistry lab, $1,483,000 related to improving and equipping our product launch manufacturing facility, $1,568,000 related to improving and equipping our Single Product Facility, and approximately $1,107,000 for updating and upgrading our computer and telephonic software and hardware systems.

        We incurred legal fees totaling $10,022,000 during the year ended December 31, 2002. In addition, we have estimated and recorded a receivable totaling $5,340,000 for a portion of the above-mentioned legal fees that we believe are recoverable from our insurance carriers. This receivable is included in other current assets in the consolidated balance sheet at December 31, 2002.

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

        In January 2003, the New York State Department of Taxation and Finance ("New York State") notified us that we were liable for the New York State and City income taxes that were not withheld because one or more of our employees who exercised certain non-qualified stock options in 1999 and 2000 failed to pay New York State and City income taxes for those years. At December 31, 2002, we have recorded a gross New York State and City withholding tax liability of approximately $6,800,000. On March 13, 2003, we entered into a closing agreement with New York State, paying $4,500,000 to settle the matter. We believe that substantially all of the underpayment of New York State and City income tax identified by New York State is attributable to the exercise of non-qualified stock options by our former President and Chief Executive Officer, Dr. Samuel D. Waksal.

        On March 13, 2003, we initiated discussions with the IRS relating to federal income taxes on the exercise of non-qualified stock options on which income tax was not properly withheld. Although the IRS has not yet asserted that we are required to make a payment with respect to such failure to withhold, the IRS may assert that such a liability exists, and may further assert that we are liable for interest and penalties. We have requested and received confirmation from all of our current and substantially all of our former employees who exercised non-qualified stock options in 1999 and 2000, on which no income tax was withheld, that they have reported the appropriate amount of income on their tax returns and paid the taxes shown as due on those returns. Based on this information, we determined that all but an insignificant amount of the potential liability for withholding taxes with respect to exercises of non-qualified stock options in 1999 and 2000 is attributed to those amounts related to Dr. Samuel D. Waksal.

        In addition, in the course of our investigation into our potential liability in respect of the non-qualified stock options described above, we identified certain warrants that were granted in 1991 and prior years to current and former officers, directors and advisors (including the four individuals discussed below) that we previously treated as non-compensatory warrants and thus not subject to tax withholding and information reporting requirements upon exercise. Accordingly, when exercised in 2001 and prior years, we did not deduct income and payroll taxes upon exercise or report applicable information to the taxing authorities. Based on the information discovered in the course of our recent investigation, we now believe that such treatment was incorrect, and that the exercise of such warrants by current and former officers of the Company should have been treated in the same manner for withholding and reporting purposes as the exercise of non-qualified stock options. We have informed the relevant authorities, including the IRS and New York State, of this matter and intend to resolve our liability in respect of these warrants with these taxing authorities in conjunction with our resolution of the matter described above. On June 17, 2003, New York State notified us that, based on the issue identified above, they are continuing a previously conducted audit of the Company and are evaluating the terms of the closing agreement to determine whether or not it should be re-opened.

        On April 2, 2003, we received a request from the SEC for the voluntary production of documents and information relating to the above matters. We are cooperating fully with the SEC, and intend to continue to do so, while also updating the United States Attorney's Office on an ongoing basis.

        One of the officers and directors to whom warrants were issued and previously treated as non-compensatory warrants is Dr. Harlan W. Waksal, the Company's Chief Scientific Officer. In June 2003, Dr. Harlan W. Waksal represented that he has paid the taxes associated with the exercise of these warrants and further agreed to indemnify the Company for any withholding taxes that may be assessed and are attributable to our failure to deduct income and payroll taxes on all warrants and options that he or his transferee have previously exercised, subject to the consent of Dr. Harlan W. Waksal, which cannot be unreasonably withheld.

        Two of the other officers and directors to whom warrants were issued and previously treated as non-compensatory warrants are Dr. Samuel D. Waksal, and our former General Counsel, John B. Landes. We have made demands on both of these individuals to pay the taxes associated with the exercise of these warrants and certain non-qualified stock options and to indemnify us against any liability that we may incur to taxing authorities in respect of the warrants or non-qualified stock options that were previously exercised.

        We have not recognized withholding tax liabilities in respect of exercises of certain warrants by our then-current and now-former Chairman of the Board, Robert F. Goldhammer, the final of the four officers or directors to whom warrants were issued and previously treated as non-compensatory warrants. Based on our investigation, we believe that, although such warrants were compensatory, such warrants were received by Mr. Goldhammer in connection with the performance of services by him in his capacity as a director, rather than as an employee, and, as such, are not subject to tax withholding requirements. In addition, in 1999, Mr. Goldhammer erroneously received a portion of a stock option grant to him in the form of incentive stock options, which under federal law may only be granted to employees. There can be no assurance, however, that the taxing authorities will agree with our position and will not assert that we are liable for the failure to withhold income and employment taxes with respect to the exercise of such warrants and any stock options by Mr. Goldhammer. If we became liable for the failure to withhold taxes on the exercise of such warrants and any stock options by Mr. Goldhammer, the potential liability, exclusive of any interest or penalties, would be approximately $12,600,000.

        We believe that our existing cash on hand, marketable securities and amounts to which we are entitled should enable us to maintain our current and planned operations through at least June 2004. We are also entitled to reimbursement for certain marketing and research and development expenditures and certain other payments, some of which are payable contingent upon the achievement of research and development milestones. Such contingent amounts include $500,000,000 in cash-based payments under our Commercial Agreement with BMS and E.R. Squibb, as well as up to $16,000,000 in equity-based milestone payments under our ERBITUX development and license agreement with Merck KGaA and up to $18,500,000 in cash-based milestone payments under our BEC2 development agreement with Merck KGaA. There can be no assurance that we will achieve these milestones. Our future working capital and capital requirements will depend upon numerous factors, including, but not limited to:

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

        - level of resources that we devote to the development of marketing and sales capabilities

        - costs involved in filing, prosecuting and enforcing patent claims

        - technological advances

        - legal costs and the outcome of outstanding legal proceedings and investigations

        - status of competition

        - our ability to maintain existing corporate collaborations and establish new collaborative arrangements with other companies to provide funding to support these activities

        - the adequacy of our estimations of liabilities for tax-related matters discussed above

        In order to fund our capital needs after June 2004, we may require significant levels of additional capital and we intend to raise the capital through additional arrangements with corporate partners, equity or debt financings, or from other sources. There is no assurance that we will be successful in consummating any such arrangements. If adequate funds are not available, we may be required to significantly curtail our planned operations. If our common stock were to be delisted by Nasdaq, this may have a material adverse effect on our ability to raise capital in the public markets.

        Below is a table that presents our contractual obligations and commercial commitments as of December 31, 2002 (in thousands):

                                                              PAYMENTS DUE BY YEAR
                                     -----------------------------------------------------------------------
                                                                                                   2008 AND
                                      TOTAL      2003       2004       2005      2006     2007    THEREAFTER
                                     --------   -------    -------   --------   ------   ------   ----------
Current portion of long-term
  debt.............................  $  2,200   $ 2,200(1) $    --   $     --   $   --   $   --    $    --
Long-term debt, less current
  portion..........................   240,000        --         --    240,000       --       --         --
Capital lease obligations including
  interest.........................       128        77         16         15       15        5         --
Operating leases...................    54,397     3,419      3,610      2,486    2,420    2,366     40,096
Construction commitments...........    47,997    25,364     22,076        557       --       --         --
Lonza..............................    25,080    25,080         --         --       --       --         --
                                     --------   -------    -------   --------   ------   ------    -------
  Total contractual obligations....  $369,802   $56,140    $25,702   $243,058   $2,435   $2,371    $40,096
                                     ========   =======    =======   ========   ======   ======    =======

---------------

(1) Redemption of this debt requires payment on June 30, 2003.

(2) Amounts in the above table do not include milestone-type payments under collaborative agreements.

        At December 31, 2002, our estimated net operating loss carryforwards for United States Federal income tax purposes were approximately 369,000,000, which expire at various dates from 2003 through 2022. Of our $369,000,000 in estimated net operating loss carryforwards, we have approximately $327,000,000 available to use in 2003, approximately $5,159,000 available to use in each year from 2004 through 2011 and approximately $672,000 available to use in 2012. Any of these net operating loss carryforwards which are not utilized are available for utilization in future years, subject to applicable statutory expiration dates.

NEW JERSEY STATE TAX LAW CHANGES

        In July 2002, the State of New Jersey ("NJ") enacted various income tax law changes, which are retroactive to January 1, 2002. One of the provisions of the new law is the suspension of the utilization of net operating losses for 2002 and 2003. This provision would negatively affect the Company if it generates NJ taxable income in 2002 and 2003 because the Company would not be able to utilize its NJ net operating loss carryover to offset such taxable income. A second provision establishes the Alternative Minimum Assessment ("AMA") which applies to companies like ours that currently pay no corporate business tax. This provision requires that we assess an alternate tax liability with a formula that uses either reported gross receipts or gross profits as a determining factor. We are then required to pay the greater of the regular NJ Corporation Business Tax or the AMA. The AMA tax paid is creditable and can be carried forward to reduce the income tax in future periods. We have recorded a tax provision of approximately $725,000 for the year ended December 31, 2002 associated with the NJ AMA.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Our holdings of financial instruments comprise a mix of securities that may include U.S. corporate debt, foreign corporate debt, U.S. government debt, foreign government/agency guaranteed debt and commercial paper. All such instruments are classified as securities available for sale. Generally, we do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assurance of the safety of principal and market liquidity by investing in investment grade fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We invest in securities that have a range of maturity dates. Typically, those with a short-term maturity are fixed-rate, highly liquid debt instruments and those with longer-term maturities are highly liquid debt instruments with fixed interest rates or with periodic interest rate adjustments. We also have certain foreign exchange currency risk as described in Note 2 of the consolidated financial statements. The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of December 31, 2002 (table in thousands, except interest rates).

                                                                          2008 AND
                        2003     2004       2005      2006      2007     THEREAFTER     TOTAL      FAIR VALUE
                        ----    -------    ------    ------    ------    ----------    --------    ----------
Fixed Rate............  $ --    $    --    $   --    $   --    $   --     $ 14,582     $ 14,582     $ 15,638
Average Interest
  Rate................    --         --        --        --        --         6.18%        6.18%          --
Variable Rate.........   665(1)  14,950(1)  8,652(1)  6,229(1)  4,977(1)   123,172(1)   158,645      159,140
Average Interest
  Rate................  5.69%      4.42%     1.86%     1.84%     2.15%        2.57%        2.68%          --
                        ----    -------    ------    ------    ------     --------     --------     --------
                        $665    $14,950    $8,652    $6,229    $4,977     $137,754     $173,227     $174,778
                        ====    =======    ======    ======    ======     ========     ========     ========

---------------

(1) These holdings consist of U.S. corporate and foreign corporate floating rate notes. Interest on the securities is adjusted monthly, quarterly or semi-annually, depending on the instrument, using prevailing interest rates. These holdings are highly liquid and we consider the potential for loss of principal to be minimal.

        Our 5 1/2% convertible subordinated notes in the principal amount of $240,000,000 due March 1, 2005 and other long-term debt have fixed interest rates. The subordinated notes are convertible into our common stock at a conversion price of $55.09 per share. The fair value of fixed interest rate instruments are affected by changes in interest rates and in the case of the convertible notes by changes in the price of our common stock as well. The fair value of the 5 1/2% convertible subordinated notes (which have a carrying value of $240,000,000) was approximately $167,700,000 at December 31, 2002.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The response to this item is submitted as a separate section of this report as Part II commencing on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Our directors and executive officers and their positions with the Company are set forth in the table below.

NAME                                                       CURRENT POSITION WITH COMPANY
----                                                       -----------------------------
Andrew G. Bodnar, M.D., J.D.(5)(6)...........  Director
Vincent T. DeVita, Jr., M.D.(4)(5)(6)........  Director
John A. Fazio(1)(6)..........................  Director
Robert F. Goldhammer(3)(5)...................  Director
David M. Kies(2)(3)(5)(6)....................  Director
Paul B. Kopperl(1)(2)(3)(6)..................  Director
Arnold J. Levine, Ph.D.(1)(3)(4)(5)..........  Director
John Mendelsohn, M.D.(4)(5)..................  Director
William R. Miller(1)(2)(3)(5)(6).............  Director
Harlan W. Waksal, M.D.(4)....................  Director and Chief Scientific Officer
Daniel S. Lynch..............................  Senior Vice President, Chief Administrative Officer
                                               and acting Chief Executive Officer
Peter Bohlen, Ph.D. .........................  Senior Vice President, Research
Clifford R. Saffron..........................  Senior Vice President and General Counsel
S. Joseph Tarnowski, Ph.D. ..................  Senior Vice President, Manufacturing Operations and
                                               Product Development
Michael P. Bailey............................  Vice President, Marketing
Peter R. Borzilleri..........................  Vice President, Internal Audit
Margaret Dalesandro, Ph.D. ..................  Vice President, Project Management
Charles Dunne................................  Vice President, Management Information Systems and
                                               Facilities
Paul A. Goldstein............................  Vice President, Financial Operations
Michael Howerton.............................  Vice President, Finance and Business Development;
                                               acting Chief Financial Officer; Secretary
Lily Waiyee Lee, Ph.D. ......................  Vice President, Regulatory Affairs and Biostatistics
Ronald A. Martell............................  Vice President, Marketing and Sales
Michael Needle, M.D. ........................  Vice President, Clinical Affairs
Andrea F. Rabney.............................  Vice President, Corporate Communications
Erik D. Ramanathan...........................  Vice President, Legal and Associate General Counsel

---------------

(1) Member of Audit Committee

(2) Member of Compensation and Stock Option Committee

(3) Member of Nominating and Corporate Governance Committee

(4) Member of Research Oversight Committee

(5) Member of Special Committee

(6) Member of the Chief Executive Officer Search Committee

        ANDREW G. BODNAR, M.D., J.D., 55, has been a Director of the Company since November 2001. Dr. Bodnar was designated and is being nominated as a Director pursuant to a Stockholder Agreement, dated as of September 19, 2001, among the Company, Bristol-Myers Squibb Company and Bristol-Myers Squibb

Biologics Company. Dr. Bodnar is Senior Vice President, Strategy and Medical & External Affairs of Bristol-Myers Squibb Company. Previously, Dr. Bodnar served as President, Oncology/Immunology and Worldwide Strategic Business Development for Bristol-Myers Squibb's Pharmaceutical Group. Prior to joining Bristol-Myers Squibb, Dr. Bodnar was Associate Chief of Internal Medicine, Acting Chief of Cardiology and Director of the Internal Medicine Residency Program at Massachusetts General Hospital in Boston. Dr. Bodnar serves on the Board of Trustees of The New York Blood Center, The Fox Chase Cancer Center and The American Boychoir School.

        VINCENT T. DEVITA, JR., M.D., 68, has been a Director of the Company since February 1992. Since 1993, Dr. DeVita has served as Director of the Yale Cancer Center as well as Professor of Medicine and Professor of Epidemiology and Public Health at Yale University School of Medicine, New Haven, Connecticut. From September 1988 through June 1995, Dr. DeVita served as Attending Physician at Memorial Sloan-Kettering Cancer Center ("Sloan Kettering"), New York, and through June 1991 as Physician-in-Chief. From 1980 to 1988, he served under Presidential appointment as Director of the National Cancer Institute ("NCI"), where he had held various positions since 1966. During his years with the NCI, Dr. DeVita was instrumental in developing the first successful combination cancer chemotherapy program. This work ultimately led to effective regimens of curative chemotherapy for a variety of cancers. Dr. DeVita's numerous awards include the 1990 Armand Hammer Cancer Prize and the 1982 Albert and Mary Lasker Medical Research Award for his contribution to the cure of Hodgkin's disease. Dr. DeVita received his M.D. from the George Washington University School of Medicine, Washington, D.C. in 1961.

        JOHN A. FAZIO, 59, has served as a Director of the Company since February 2003. Mr. Fazio is a Certified Public Accountant and Certified Management Accountant and was with PricewaterhouseCoopers ("PwC") from 1966 to 2000. As a Senior General Practice Partner, he served as the lead audit partner to a number of PwC's key multinational and national clients. Mr. Fazio was also a National Business Leader in PwC's pharmaceutical practice in which he was responsible for developing and delivering services on business issues impacting the industry to assist clients in creating value-adding opportunities. As the head of PwC's Strategic Risk Services practice, he managed a group of senior specialists to assist companies in identifying key risks within their businesses and to establish controls to mitigate such risks. Mr. Fazio is a Director of Dendrite International, Inc. Also active in several professional organizations, he was Chairman of the Accounting and Auditing Standards Committee of the New Jersey Society of Certified Public Accountants, the State Society's senior technical committee. Mr. Fazio earned his Bachelor of Science in Accounting from Penn State University in 1965 and a Masters Degree in Accounting from Ohio State University in 1967.

        ROBERT F. GOLDHAMMER, 72, has been a Director of the Company since October 1984. Mr. Goldhammer served as Chairman of the Board from February 1991 until April 2003. Mr. Goldhammer was the Vice Chairman of the Executive Committee of the Board of Directors of Kidder, Peabody & Company, where he was employed from 1956 to 1989. While at Kidder, he was also Chairman of the Boston Stock Exchange (1969-1972), a member of the Board of Governors of the Investment Bankers Association (1967) and the Chairman of the New England Group IBA (1966-1967). He has been since 1991, a partner of Concord International Group, L.P. He serves as a director on the Boards of Esterline Corporation and Community Connect Incorporated. Mr. Goldhammer has served as a trustee of the Episcopal Diocese of Massachusetts. He also served as a trustee of Boston University and the Kennedy Center of Performing Arts in Washington D.C. Throughout his career, Mr. Goldhammer has advised numerous firms in the area of fundraising, operations, marketing, finance, strategy and management. He is a graduate of Boston University.

        DAVID M. KIES, 59, has been a Director of the Company since June 1996. Mr. Kies is a Partner of the New York-based law firm Sullivan & Cromwell, specializing in mergers and acquisitions, securities and general corporate matters. On May 14, 2003, the Board of Directors of the Company appointed Mr. Kies to the position of Lead Director.

        PAUL B. KOPPERL, 70, has been a Director of the Company since December 1993. He has served as President of Delano & Kopperl, Inc., a private business strategy and venture investing firm and its predecessor firms from 1976 to the present. In 2001, Mr. Kopperl retired as President of Pegasus Investments, Inc., a private investment management firm in Boston. From 1967 through 1975, he was Vice President and a principal of Kidder, Peabody & Co. Incorporated, New York, an investment banking firm. From 1959 to 1967 he was an associate with Goldman, Sachs & Co., New York. Mr. Kopperl is a Trustee of the Dana-Farber Cancer Institute, Boston, a member of its Executive and Trustee Science Committees and a Trustee of Dana-Farber/Children's Hospital Cancer Care, Inc. He serves as Advisor to the Dean, Harvard School of Public Health, and is a visiting lecturer at the United States Military Academy, West Point. Over the years he has served as a director trustee of numerous businesses and not-for-profit educational, performing arts and social welfare organizations.

        ARNOLD J. LEVINE, PH.D., 63, has been a Director of the Company since April 2000. Dr. Levine is a cancer biologist and is currently a professor of molecular biology in the school of Natural Sciences of the Institute for Advanced Studies, Princeton, New Jersey. He was President of Rockefeller University from November 1998 to January 2002. Previously, Dr. Levine was the Harry C. Wiess Professor of Life Sciences at Princeton University, where he founded Princeton's molecular biology department during a 12-year tenure that saw the department grow to include two research laboratories and 35 faculty members. Prior to his work at Princeton, Dr. Levine was Chairman at SUNY Stony Brook School of Medicine. Dr. Levine is also a Director of Applera Corporation, and Infinity Pharmaceuticals.

        JOHN MENDELSOHN, M.D., 66, has been a Director of the Company since February 1998. He has served as the President of M.D. Anderson Cancer Center, University of Texas, where he has also been Professor of Medicine since 1996. From 1985 to 1996 he was Chairman of the Department of Medicine at Sloan Kettering, New York, as well as holder of the Winthrop Rockefeller Chair in Medical Oncology at Sloan Kettering. He was also Professor and Vice-Chairman of Medicine at Cornell University Medical College and an attending physician at both Memorial and New York Hospitals. Dr. Mendelsohn served on the faculty of the University of California, San Diego and was instrumental in the creation of the University's Cancer Center, where he served as Director from 1976 to 1985. Dr. Mendelsohn's work has focused on growth factors and their role in regulating the proliferation of cancer cells through cell surface receptors. Dr. Mendelsohn was responsible for developing specific monoclonal antibodies that block receptors, including epidermal growth factor receptors, which mediate growth factor activation of cell growth and division. Dr. Mendelsohn is currently a board member of the Greater Houston Partnership and is a fellow of the New York Academy of Medicine. In 1997, Dr. Mendelsohn was elected to the Institute of Medicine of the National Academy of Sciences.

        WILLIAM R. MILLER, 75, has been a Director of the Company since June 1996. Mr. Miller served as Vice Chairman of the Board of Directors of the Bristol-Myers Squibb Company from 1985 until 1991, at which time he retired. Mr. Miller is a director of Transkaryotic Therapies, Inc. and Chairman of the Board of Vion Pharmaceuticals, Inc. He is Chairman of the Board of Trustees of the Cold Spring Harbor Laboratory and is a past Chairman of the Board of the Pharmaceutical Manufacturers Association. Mr. Miller is a Trustee of the Manhattan School of Music, a director of Opera Orchestra of New York and a Managing Director of the Metropolitan Opera Association. He is a member of Oxford University Chancellor's Court of Benefactors, Honorary Fellow of St. Edmund Hall and Chairman of the English-Speaking Union of the United States.

        HARLAN W. WAKSAL, M.D., 50, is a founder of the Company and has been a Director since April 1984. He has directed the Company's research and development since April 1985, and has served as the Company's Chief Scientific Officer since April 2003. Dr. Waksal served as the Company's President and Chief Executive Officer from May 2002 until April 2003. From March 1987 to May 2002, Dr. Waksal served as the Company's Executive Vice President and Chief Operating Officer. From 1985 to March 1987, Dr. Waksal served as the Company's President. Dr. Waksal received his training in Internal Medicine from Tufts-New England Medical Center Hospital and in Pathology from Kings County Hospital in Brooklyn, New York from 1982 to 1987. From 1984 to 1985, Dr. Waksal was Chief Resident in Pathology at Kings County Hospital. He received his Medical Degree from Tufts University School of Medicine in 1979. He is currently Adjunct Assistant Professor in the Department of Pathology at Downstate Medical Center, New York.

        DANIEL S. LYNCH, 45, joined the Company in April 2001 as its Vice President, Finance and Chief Financial Officer. In September 2001, he was promoted to Senior Vice President, Finance and Chief Financial

Officer and in February 2002 was appointed Secretary of the Company. In April 2003, he became acting Chief Executive Officer and was appointed Senior Vice President and Chief Administrative Officer. From May 1999 through March 2001, he served as Chief Financial Officer of Derby Cycle Corporation. Prior to this, Mr. Lynch served for 15 years in various capacities at Bristol-Myers Squibb Company, including from December 1998 through May 1999, as its Vice President, Finance, U.S. Pharmaceutical, Worldwide Medicines Group; from April 1998 through November 1998 as its Vice President, Finance, Technical Operations, Worldwide Medicines Group; from July 1997 through March 1998 as its Vice President, Finance, Intercontinental, Worldwide Medicines Group; and from February 1995 through June 1997 as its Vice President, Finance, Worldwide Consumer Medicines Group.

        PETER BOHLEN, PH.D., 60, has been Senior Vice President, Research of the Company since January 2001. He joined the Company as Vice President, Research in September 1996 and served in that capacity through December 2000. Prior to joining ImClone, Dr. Bohlen has held managerial positions in drug discovery with pharmaceutical and biotechnology concerns, and he has spent 15 years in various academic positions. Dr. Bohlen received his doctoral degree in chemistry from the University of Berne, Switzerland. His scientific work has focused on the function of growth factors that regulate the formation of new blood vessels in tumors.

        CLIFFORD R. SAFFRON, 45, has served as the Company's Senior Vice President and General Counsel since January 2003. He joined the Company on February 1, 2002, as Vice President, Legal and Special General Counsel. From February 1, 1994 through November 30, 2001, he was Senior Vice President -- Deputy General Counsel of ICN Pharmaceuticals, Inc. Prior to this, from October 1989 through January 1994, he was a litigation associate with the law firm of Proskauer Rose LLP in its New York City office.

        S. JOSEPH TARNOWSKI, PH.D., 49, has served as the Company's Senior Vice President, Manufacturing Operations and Product Development since April 2001. He was Vice President, Product and Process Development from January 1999 through April 2001. Prior to joining the Company, he held various positions with CellPro, Inc., the principal business of which was the development, manufacture and marketing of automated systems that utilize monoclonal antibodies to purify large quantities of specific cells for therapeutic and diagnostic applications. He joined CellPro in June 1992 as Vice President of Operations, was appointed to Vice President of Research and Development in June 1995 and became Senior Vice President and Chief Technical Officer in December 1996. From November 1986 to May 1992, Dr. Tarnowski was Director, Process and Product Development of Scios Nova Inc. (formerly California Biotechnology Inc.), a company that develops recombinant human proteins for therapeutic uses. Dr. Tarnowski received a Ph.D. in Biochemistry from the University of Tennessee in 1979 and was a Postdoctoral Fellow at the Roche Institute of Molecular Biology from 1979 through 1981.

        MICHAEL P. BAILEY, 37, has served as the Company's Vice President, Marketing since January 2003. Mr. Bailey joined the Company in 1999 as Director of Marketing and has served as a key member of the commercial team overseeing both the product management and strategic planning groups. Prior to joining the Company, Mr. Bailey served at Genentech, Inc. from 1997 through 1999 where he managed the company's Cardiovascular Development Portfolio as Group Manager Product Manager. From 1992 through 1997, Mr. Bailey served as one of two MBA graduates selected for Smith-Kline Beecham's Executive Marketing Program. Within the program, Mr. Bailey held a variety of commercial roles, including sales (hospital and retail), strategic planning (new product marketing and managed care), and product management. Mr. Bailey holds an MBA in International Marketing from the University of Notre Dame.

        PETER R. BORZILLERI, 46, joined the Company on September 16, 2002, as Vice President, Internal Audit. Prior to joining the Company, Mr. Borzilleri held financial and administrative management positions with various international companies. Most recently, he was Vice President, Assistant Corporate Controller for Automatic Data Processing, Inc., one of the world's largest providers of computerized transaction processing, data communication and information services. From 1999 to 2001, he was Vice President, Corporate Controller for United Rentals, Inc., the largest equipment rental company in North America. From 1994 to 1999 he was Vice President, Group Controller for Mannesmann Corp., the U.S. operations of a German industrial company. Prior to that, he spent nine years with the Volvo North America Group, with most of his time as the top financial and administrative executive of their U.S. marine and industrial engine business,

Volvo Penta North America. He started his career in public accounting with the firm Deloitte & Touche, where he spent seven years in their audit group. Mr. Borzilleri is a Certified Public Accountant.

        MARGARET DALESANDRO, PH.D., 56, joined the Company on September 30, 2002 as Vice President, Project Management. She has responsibility for both Project and Alliance Management functions within the Company. From February 2000 to September 2002, Dr. Dalesandro was Senior Director of Project and Portfolio Management at GlaxoSmithKline plc where she led global multi-disciplinary project teams in the development and delivery of market-aligned Cardiovascular and Urology therapies. From October 1998 through January 2000, Dr. Dalesandro led the Technology Assessment practice in the U.S. for Cambridge Pharma Consultancy. She consulted with major pharmaceutical and biotechnology companies to develop business strategies based on evaluation of commercial opportunities and risk in new product development. From September 1989 through September 1998, Dr. Dalesandro held various positions in R&D at Centocor, Inc., including director of the departments of Emerging Technologies and Immunobiology. She also established the department of Cardiovascular Research within Centocor Diagnostics. Dr. Dalesandro received both M.A. and Ph.D. degrees in Biochemistry from Bryn Mawr College. She was an NIH Postdoctoral Fellow in Molecular Immunology at Bowman Gray School of Medicine, Winston-Salem, NC.

        CHARLES DUNNE, 38, has been Vice President, Management Information Systems and Facilities since January 2001. Mr. Dunne, one of the Company's first employees, joined the Company in 1984 and has served it in a number of capacities, including Assistant Vice President, Management Information Systems and Facilities during 2000, Senior Director, Management Information Systems during 1999 and Director, Management Information Systems during 1998. Mr. Dunne supervised the construction of the Company's corporate headquarters and research laboratories and has implemented all systems at the Company since 1984.

        PAUL A. GOLDSTEIN, 38, has been Vice President, Financial Operations since January 2001. He joined the Company in January 1992 and has served in various capacities since that date, including Assistant Vice President, Finance during 2000, Senior Director, Finance and Controller from January 1998 through December 1999 and Controller from January 1995 through December 1997. Prior to joining the Company, he was employed by Laventhol & Horwath, a certified public accounting firm in New York City. Mr. Goldstein is a certified public accountant.

        MICHAEL J. HOWERTON, 51, has served as the Company's Vice President, Finance and Business Development, and as its acting Chief Financial Officer and Secretary since May 2003. From August 2001 until May 2003, Mr. Howerton served as the Company's Vice President, Business Development and was responsible for the pursuit and development of new business opportunities for the Company, including acquisitions, product in-licensing and out-licensing and strategic alliances. Prior to joining the Company, Mr. Howerton built a 25-year career at Bristol-Myers Squibb Company. In his most recent position at Bristol-Myers Squibb, Mr. Howerton served as Vice President, Financial Analysis and Assistant Controller from 1998 to 2001, directing activities relating to the financial and strategic analysis, budgeting and profit planning of the Company. Prior to this position, Mr. Howerton served as Vice President, Corporate Development for eight years, and was responsible for activities relating to the acquisitions, divestitures and strategic alliances for the Company's Worldwide Medicines Group.

        LILY WAIYEE LEE, PH.D., 47, joined the Company in April 2001 as its Vice President, Regulatory Affairs and Biostatistics. Dr. Lee was employed at The Lipsome Company, Division of Elan Corporation, as its Vice President, Clinical & Regulatory Operations and Biostatistics from 1995 to April 2001 and as its Executive Director, Biostatistics and Data Management from 1993 through 1994. Prior to that time she was employed for over eight years in various statistical positions at Ciba Consumer Pharmaceuticals, Division of Ciba Geigy and at Janssen Pharmaceutical, a division of Johnson & Johnson. Dr. Lee earned a bachelor degree in statistics from the University of Minnesota and both a masters' degree in Biostatistics and Ph.D. in Demography from the University of California, Berkeley.

        RONALD A. MARTELL, 41, has served as the Company's Vice President, Marketing and Sales since November 1998. Prior to joining the Company he worked at Genentech, Inc. for ten years where he held various positions. Most recently, from 1996 until joining the Company, he served as Genentech's Group

Manager of Oncology Products where he directed the launch of Herceptin, Genentech's monoclonal antibody product approved to treat breast cancer. From 1995 to 1996, he served as Senior Product Manager where he launched Pulmozyme for cystic fibrosis in Europe. From 1994 through 1995, he served as Manager of Genentech's Piedmont Sales Division. Prior to that, he served from 1993 as Associate Product Manager for Genentech's Pulmozyme.

        MICHAEL NEEDLE, M.D., 43, has served as the Company's Vice President, Clinical Affairs since January 2001. He joined the Company in April 2000 as its Assistant Vice President, Clinical Affairs. Prior to joining the Company, Dr. Needle served as Director, Oncology Clinical Research of G.D. Searle, a Monsanto Company. From July 1993 through November 1997 Dr. Needle served as Assistant Professor of Pediatrics and Neurology, Children's Hospital of Philadelphia, University of Pennsylvania School of Medicine. Dr. Needle received a Bachelor of Arts degree in Physics from Binghamton University and a Doctor of Medicine degree from the State University of New York, Health Science Center at Brooklyn. Dr. Needle performed his residency in Pediatrics at Kings County Hospital in Brooklyn and his Pediatric Hematology/ Oncology fellowship at the Fred Hutchinson Cancer Research Center in Seattle and the University of Texas, M.D. Anderson Cancer Center in Houston.

        ANDREA F. RABNEY, 36, has served as the Company's Vice President, Corporate Communications since January 2001. She joined the Company in 1993 as its Director, Corporate Development and Investor Relations and has served in several other managerial positions since that time, including Senior Director, Corporate Development & Investor Relations from 1998 to 1999 and Assistant Vice President, Corporate Communications during 2000. Prior to joining the Company, Ms. Rabney served as a compliance analyst at Smith Barney Shearson Inc. (now Salomon Smith Barney) where she was responsible for defining capital markets guidelines and procedures for foreign and institutional accounts and trading desks. Ms. Rabney holds a law degree from the Jacob D. Fuchsberg Law Center of Touro College.

        ERIK D. RAMANATHAN, 32, has served as the Company's Vice President, Legal and Associate General Counsel since January 2003. He joined the Company in July 2000 as its Director, Legal and was promoted to Senior Director, Legal in January 2002 and to Assistant Vice President, Legal in August 2002. From September 1996 until January 2002, he specialized in health care transactions as an attorney at the New York law firm of Proskauer Rose LLP. Mr. Ramanathan holds a law degree from Harvard Law School and an undergraduate science degree from The Johns Hopkins University.

        Our Board of Directors is currently composed of ten members, as listed above, each of whom expects to serve until the next annual meeting of stockholders, or until a successor is duly elected.

        Pursuant to a Stockholder Agreement, dated as of September 19, 2001, among us, Bristol-Myers Squibb Company and Bristol-Myers Squibb Biologics Company, Bristol-Myers Squibb Company received the right to nominate two Directors so long as its ownership interest in us is 12.5% or greater. Bristol-Myers Squibb Company continues to have an ownership interest greater than 12.5% and to possess the right to nominate two Directors. However, Bristol-Myers Squibb Company has not yet nominated a replacement to fill the seat on the Board of Directors vacated by Peter S. Ringrose, M.A., Ph.D., who recently retired from his position of Chief Scientific Officer and President, Pharmaceutical Research Institute at Bristol-Myers Squibb Company, and also resigned from his Director position at the Company. Therefore, we currently expect that Bristol-Myers Squibb Company will nominate only one Director for election at the next annual meeting of stockholders.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC reports of ownership of our securities and changes in reported ownership. Officers, directors and greater than ten percent shareholders are required by SEC rules to furnish us with copies of all Section 16(a) reports they file.

        Based solely on a review of the copies of such reports furnished to us, or written representations from the reporting persons that no Form 5 was required, we believe that, during the fiscal year ended December 31, 2002, all
Section 16(a) filing requirements applicable to our executive officers, directors, and greater than ten percent beneficial owners were met.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

        The Summary Compensation Table sets forth the cash and non-cash compensation awarded to, earned by, or paid to our Chief Executive Officers during fiscal year 2002 and the four most highly compensated executive officers (other than the Chief Executive Officers) for each of the years ended December 31, 2002, 2001 and 2000 who were serving as executive officers at December 31, 2002 and whose total salary and bonus exceeded $100,000 for the year ended December 31, 2002.

                                                                                 LONG-TERM COMPENSATION
                                                                            ---------------------------------
                                                                                    AWARDS
                                         ANNUAL COMPENSATION                -----------------------
                             --------------------------------------------   RESTRICTED   SECURITIES   PAYOUTS
                                                               OTHER        ----------   UNDERLYING   -------    ALL OTHER
                                   SALARY(1)   BONUS(2)       ANNUAL          STOCK       OPTIONS      LTIP     COMPENSATION
NAME AND PRINCIPAL POSITION  YEAR     ($)        ($)      COMPENSATION(3)    AWARD(S)       SARS      PAYOUTS       (4)
---------------------------  ----  ---------   --------   ---------------   ----------   ----------   -------   ------------
Harlan W. Waksal(5).......   2002  $444,500    $     --(6)    $104,084(7)   $    --             --     $  --     $    2,750
  President and Chief        2001   451,404     545,000(6)     102,577(7)        --      1,000,000        --          2,550
  Executive Officer          2000   400,000     800,000       105,157(7)         --             --        --          1,700
Daniel S. Lynch(8)........   2002   351,692     360,000(9)     130,958(10)       --        267,500        --          2,750
  Senior Vice President,     2001   223,769     525,000(11)          --          --        260,000        --          1,589
  Finance and Chief
  Financial Officer
Lily W. Lee(12)...........   2002   258,654      75,000            --            --         26,250        --          2,668
  Vice President,
  Regulatory                 2001   172,436     200,000            --            --         60,000        --          2,344
  Affairs and Biostatistics
S. Joseph Tarnowski.......   2002   230,798     100,000            --            --         97,500        --          2,750
  Senior Vice President,     2001   217,808     225,000            --            --         10,000        --          2,306
  Manufacturing Operations   2000   204,750     100,000        36,083(13)        --         24,000        --          1,700
  and Product Development
Clifford R. Saffron(14)...   2002   199,904     125,000            --            --         89,000        --             --
  Senior Vice President and
  General Counsel
Samuel D. Waksal(15)......   2002   215,769          --        55,917(16)        --             --        --      7,001,713(17)
  Former President and       2001   550,000     450,000(18)     268,037(19)      --      1,250,000        --          2,063
  Chief Executive
  Officer.................   2000   500,000    1,000,000      302,428(20)        --             --        --          1,700

---------------

 (1) Amounts shown include compensation deferred pursuant to Section 401(k) of the Internal Revenue Code.

 (2) Although we have no formal bonus plan, our Compensation and Stock Option Committee, in its discretion, may award bonuses to our officers and other employees. We have paid bonuses based on individual and Company performance. Certain employment agreements also provide for the payment of minimum guaranteed bonuses. Amounts shown include awards paid relative to services rendered in each of the last three fiscal years. All bonus awards for each of the last three fiscal years were paid in cash. Bonuses are recorded for the period in which they were earned.

 (3) Excludes certain perquisites and other personal benefits for each Named Executive Officer which did not equal or exceed the lesser of $50,000 or 10% of such individual's annual salary plus bonus.

 (4) Amounts shown include amounts paid by us as a matching contribution to employees' 401(k) accounts.

 (5) Dr. Harlan W. Waksal was our President and Chief Executive Officer from May 22, 2002 until April 29, 2003. He is currently our Chief Scientific Officer.

 (6) Pursuant to the terms of an employment agreement dated September 19, 2001, Dr. Harlan W. Waksal is guaranteed a minimum annual bonus that is not less than the difference between $1,000,000 and his base salary for the relevant bonus year. Dr. Harlan W. Waksal elected to forgo his bonus for 2002 and he was paid in 2002 his guaranteed bonus for 2001 of $545,000.

 (7) Includes the cost of tickets to New York City area sporting events for personal use at $71,911, $76,703 and $44,950 for 2002, 2001 and 2000,
     respectively.

 (8) Mr. Lynch commenced employment with us in April 2001. Effective April 29, 2003, Mr. Lynch was promoted to Senior Vice President and Chief Administrative Officer, Acting Chief Executive Officer.

 (9) Pursuant to the terms of an employment agreement dated September 19, 2001, Mr. Lynch is guaranteed a minimum annual bonus that is not less than his base salary for the relevant bonus year.

(10) Includes $99,741 for initiation costs, dues and other fees relating to membership at a country club.

(11) Consists of a $75,000 sign-on bonus and a performance bonus of $450,000 paid pursuant to the terms of an employment agreement dated September 19, 2001.

(12) Dr. Lee commenced employment with us in April 2001.

(13) Consists of relocation expenses associated with Dr. Tarnowski joining us.

(14) Mr. Saffron commenced employment with us in February 2002.

(15) Dr. Samuel D. Waksal was our President and Chief Executive Officer from March 1987 until May 22, 2002, at which time he resigned all positions with us.

(16) Includes $24,000 for personal tax planning and financial advice and $15,436 for personal automobile expenses.

(17) Pursuant to a Separation Agreement dated May 22, 2002, we paid Dr. Samuel
     D. Waksal $7,000,000. In an action brought by us in August 2002 against Dr. Samuel D. Waksal, we are seeking repayment from Dr. Samuel D. Waksal of this and other amounts paid under the Separation Agreement.

(18) Pursuant to the terms of an employment agreement dated September 19, 2001, Dr. Samuel D. Waksal was guaranteed a minimum annual bonus that is not less than the difference between $1,000,000 and his base salary for the relevant bonus year. Dr. Samuel D. Waksal's was paid in 2002 his guaranteed bonus for 2001 of $450,000. This employment agreement is no longer in effect.

(19) Includes $73,463 for personal tax planning and financial advice and $94,600 for the cost of tickets to New York City area sporting events for personal use.

(20) Includes $135,802 for personal tax planning and financial advice.

OPTION GRANTS IN FISCAL 2002

        The following table sets forth certain information relating to stock option grants to the named executive officers during the year ended December 31, 2002.

                                           INDIVIDUAL GRANTS
                                           -----------------                               POTENTIAL REALIZABLE VALUE AT
                           NUMBER OF                                                          ASSUMED ANNUAL RATES OF
                           SECURITIES      PERCENT OF TOTAL                                 STOCK PRICE APPRECIATION FOR
                           UNDERLYING       OPTIONS GRANTED    EXERCISE OF                       OPTION TERM(3)($)
                            OPTIONS         TO EMPLOYEES IN     BASE PRICE    EXPIRATION   ------------------------------
NAME                       GRANTED(1)         FISCAL 2002      ($/SHARE)(2)      DATE       0%        5%          10%
----                       ----------      -----------------   ------------   ----------   ----   ----------   ----------
Harlan W. Waksal(9)......        --                --             $   --              --     --   $       --   $       --
Daniel S. Lynch..........   200,000(4)(5)        5.62%             30.08       1/16/2012     --    3,782,120    9,583,881
                             60,000(6)           1.69%              6.94        8/5/2012     --      261,871      663,634
                              7,500(4)(5)         .21%             11.91      12/19/2012     --       56,176      142,361
Lily Waiyee Lee..........    24,000(4)(5)         .67%             30.08       1/16/2012     --      453,854    1,150,066
                             20,000(6)            .56%              6.94        8/5/2012     --       87,291      221,211
                              6,250(4)(5)          21%             11.91      12/19/2012     --       46,813      118,634
S. Joseph Tarnowski......    70,000(4)(5)        1.97%             30.08       1/16/2012     --    1,323,742    3,354,358
                             20,000(6)            .56%              6.94        8/5/2012     --       87,291      221,211
                              7,500(4)(5)         .21%             11.91      12/19/2012     --       56,176      142,361
Clifford R. Saffron......    60,000(7)           1.69%             18.44       2/14/2012     --      695,809    1,763,317
                             10,000(8)            .28%             21.54       4/17/2012     --      135,464      343,292
                             12,000(6)            .34%              6.94        8/5/2012     --       52,374      132,727
                              7,000(4)(5)         .20%             11.91      12/19/2012     --       52,431      132,870
Samuel D. Waksal(9)......        --                --                 --              --     --           --           --

---------------

(1) We granted options to purchase a total of 3,559,557 shares of common stock to employees during 2002.

(2) Options were granted to purchase common stock at an exercise price that equaled the fair market value of the common stock at the time of grant.

(3) The amounts set forth in the three columns represent hypothetical gains that might be achieved by the holders if the respective options are exercised at the end of their terms. These gains are based on assumed rates of stock price appreciation of 0%, 5% and 10% compounded annually from the dates the respective options were granted.

(4) Options granted on the basis of 2001 performance were granted in 2002 and are included in this Table. Options granted on the basis of 2002 performance were also granted in 2002 and are included in this Table.

(5) These options are exercisable as to 50% of the shares on each of the first and second anniversaries of the date of grant.

(6) These options are exercisable as to 100% of the shares on the second anniversary of the date of grant.

(7) These options were granted pursuant to the terms of Mr. Saffron's employment agreement entered into as of February 1, 2002 and are exercisable as to 25% of the shares on the date of grant and are exercisable as to 25% of the shares on each of the first, second and third anniversaries of the date of grant.

(8) These options were granted pursuant to the terms of the April 18, 2002 letter agreement effecting Mr. Saffron's promotion to Senior Vice President and Special General Counsel and are exercisable as to 25% of the shares on the date of grant and are exercisable as to 25% of the shares on each of the first, second, and third anniversaries of the date of grant.

(9) Samuel D. Waksal served as our President and Chief Executive Officer during the portion of the fiscal year beginning January 1, 2002 and ending May 22, 2002. Harlan W. Waksal served as our President and Chief Executive Officer during the portion of the fiscal year beginning on May 22, 2002 and ending on December 31, 2002.

OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

        The following table sets forth option exercises during the year ended December 31, 2002 by the named executive officers and the value of the options held by such persons on December 31, 2002, whether or not exercisable on such date.

                                                          NUMBER OF SHARES
                                                       UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                             OPTIONS AT              IN-THE-MONEY OPTIONS AT
                              SHARES                      DECEMBER 31, 2002           DECEMBER 31, 2002(1)
                            ACQUIRED ON    VALUE     ---------------------------   ---------------------------
                             EXERCISE     REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
NAME                            (#)         ($)          (#)            (#)            ($)            ($)
----                        -----------   --------   -----------   -------------   -----------   -------------
Harlan W. Waksal..........       0           $0         333,334       666,666              0       $      0
Daniel S. Lynch...........       0            0          81,667       445,833              0        220,800
Lily Waiyee Lee...........       0            0          15,000        95,250              0         73,600
S. Joseph Tarnowski.......       0            0         105,676       142,500        362,726        265,600
Clifford R. Saffron.......       0            0          15,000        74,000              0         44,160
Samuel D. Waksal..........       0            0       1,250,000(2)          0              0              0

---------------

(1) The values were calculated by multiplying the closing market price of the common stock on December 31, 2002 ($10.62 per share as reported by the Nasdaq National Market on that date) by the respective number of shares and subtracting the aggregate exercise price, without making any adjustments for vesting, termination contingencies or other variables. If the exercise price of an option is equal to or greater than $10.62, the option is deemed to have no value.

(2) In an action brought by us on August 14, 2002 against Dr. Samuel D. Waksal in Supreme Court of the State of New York, New York County, we are seeking the cancellation of 833,333 of these options. See "Employment and Separation Agreements".

OTHER BENEFIT PLANS

        We have no defined benefit or defined contribution retirement plans other than the ImClone Systems Incorporated 401(k) Employee Savings Plan (the "401(k) Plan") established under Section 401(k) of the Internal Revenue Code of 1986, as amended. Contributions to the 410(k) Plan are voluntary, and substantially all full-time employees are eligible to participate. For 2003, we have elected to make voluntary matching contributions equal to 25% of the first 6% of an employee's eligible compensation contributed by the employee, limited to $2,750 per employee. Neither the employee contributions nor our voluntary matching contributions are invested in our securities. We made such a matching contribution for 2002, which totaled approximately $314,000. We anticipate evaluating the level of our matching contribution, if any, on an annual basis.

COMPENSATION OF DIRECTORS

CASH COMPENSATION

        Exclusive of the Chairman of the Board, each non-employee Director of the Company received compensation of $30,000 for 2002 services as a Director, or a pro rated portion thereof for persons not serving the full fiscal year, and will receive $30,000 for 2003 services as a Director, as well as reimbursement of the Director's reasonable out-of-pocket expenses incurred in connection with his Board and Board committee activities. For 2002, the Chairman of the Board received $150,000 for his services as Chairman as well as reimbursement of his reasonable out-of-pocket expenses incurred in connection with his Board and Board committee activities. On January 24, 2003, the annual compensation for the Chairman of the Board was lowered to $50,000 for 2003, or a pro rated portion thereof if not serving the full fiscal year, and on May 14, 2003, the annual compensation for the Chairman of the Board was again lowered to $45,000 for 2003, or a pro rated portion thereof if not serving the full fiscal year. Mr. Robert F. Goldhammer resigned as Chairman of the Board in April 2003 and will continue service as a Director until the Company's 2003 annual meeting.

Accordingly, Mr. Goldhammer's compensation was amended to $36,575.34 on an annual basis. On May 14, 2003, Mr. David Kies was named Lead Director of the Board of Directors and as such will receive $39,478.02 as his annual compensation. In addition, the Chairman of each Board committee, exclusive of the Chairman of the Board, will receive $10,000 in 2003, or a pro rated portion thereof for persons not serving the full fiscal year, as compensation for services as committee Chairman. For 2003, each Director, including the Chairman of the Board, will receive an additional $1,000 per meeting fee where such meeting is in addition to the Board's regularly scheduled meetings for the year. For each Board committee meeting that such Director attends, where such meeting is in addition to the Board committee's regularly scheduled meetings for the year, such Director will receive an additional $400 per meeting.

DIRECTORS' STOCK OPTIONS

        Each Director who is not an employee of the Company was granted for 2002 options to purchase 30,000 shares of common stock, except that the Chairman of the Board was granted for each of 2002 and 2003 options to purchase 60,000 shares of common stock. On January 24, 2003, the Chairman of the Board, Mr. Goldhammer, was granted options to purchase 60,000 shares of common stock, vesting as to 25% on each of April 24, 2003; July 24, 2003; October 24, 2003 and January 24, 2004. In light of his resignation as Chairman of the Board in April 2003 and continued service as a Director until the Company's 2003 annual meeting, Mr. Goldhammer's option grant was amended to 37,912 shares of common stock, vesting as to 15,000 shares on April 24, 2003; 7,912 shares on July 24, 2003; 7,500 shares on October 24, 2003 and 7,500 shares on January 24, 2004. On May 14, 2003, the designated 60,000 share option grant for the Chairman of the Board was lowered to 45,000 shares. Additionally, on May 14, 2003, David Kies was named Lead Director of the Board of Directors and was granted an option to purchase 10,467 shares of common stock, vesting as to 2,967 shares on July 24, 2003; 3,750 shares on October 24, 2003 and 3,750 shares on January 24, 2003. Each individual newly joining or resigning from the Board during the fiscal year receives a pro rated portion thereof based on the portion of the fiscal year served. Such options generally vest after 12 months of service on the Board from the date of grant, except that the options granted in 2003 vest quarterly, subject to such individual's continued service on the Board on the scheduled date of vesting and have an exercise price equal to the fair market value of the common stock on the date of grant. In addition, each Director newly joining the Board who is not an employee of the Company is made a one-time grant of options to purchase 50,000 shares of common stock. Such options vest as to 25% of the shares of common stock over the four-year period commencing with the date of grant, subject to such individual's continued service on the Board on the scheduled date of vesting, and have an exercise price equal to the fair market value of the common stock on the date of grant. From time to time, Directors who are not employees of the Company may be granted additional options in consideration for providing services on the Board. No such additional grants were made during 2002. In 2003, options to purchase 5,000 shares of common stock having an exercise price equal to the fair market value of the common stock on the date of grant, which fully vested on the date of grant were granted to each of Drs. DeVita, Levine and Mendelsohn and Messrs. Goldhammer, Kies, Kopperl and Miller.

        The table below sets forth option grants are made during the year ended December 31, 2002 in consideration for such Directors serving on the Board to Directors who are not employees of the Company:

                                                              NUMBER OF
NAME                                                           OPTIONS
----                                                          ---------
Richard Barth...............................................   30,000(1)(3)
Andrew G. Bodnar............................................   30,000(1)
Vincent T. DeVita, Jr.......................................   30,000(1)
John A. Fazio...............................................        0(2)
Robert F. Goldhammer........................................   60,000(1)
David M. Kies...............................................   30,000(1)
Paul B. Kopperl.............................................   30,000(1)
Arnold J. Levine............................................   30,000(1)
John Mendelsohn.............................................   30,000(1)
William R. Miller...........................................   30,000(1)
Peter S. Ringrose...........................................   30,000(1)(3)

---------------

(1) These options were granted automatically, pursuant to the terms of the 1996 Non-Qualified Stock Option Plan, on February 15, 2002 at a per share exercise price of $18.44, which is equal to the fair market value of the common stock on the date of grant. The options vested and became exercisable in their entirety on February 15, 2003 and will terminate on February 14, 2012.

(2) Mr. Fazio joined the Board in 2003.

(3) Mr. Barth and Dr. Ringrose resigned from the Board in 2002 and therefore forfeited these options.

EMPLOYMENT AND SEPARATION AGREEMENTS

        EMPLOYMENT AGREEMENTS WITH NAMED EXECUTIVE OFFICERS. On September 19, 2001, Harlan W. Waksal, Daniel S. Lynch, S. Joseph Tarnowski and Samuel D. Waksal entered into employment agreements with us to be effective as of that date. The period of employment, during which salary, bonus and benefits were to be provided to Dr. Harlan W. Waksal, Mr. Lynch, Dr. Tarnowski, and Dr. Samuel D. Waksal began on September 19, 2001 and were to end on the third anniversary thereof; provided that, with respect to Dr. Harlan W. Waksal and Dr. Samuel D. Waksal, the term was to automatically be extended for one additional day each day, unless a notice not to extend is provided. The employment agreement with Dr. Samuel D. Waksal is no longer in effect.

        As of February 1, 2002 Clifford R. Saffron entered into an employment agreement with us, effective as of that date and for a term of one year from that date, during which period salary, bonus and benefits were to be provided to Mr. Saffron. This employment agreement was amended by letter agreement dated April 18, 2002, which provided for promotion of Mr. Saffron and a corresponding additional grant of options. This employment agreement is no longer in effect.

        The terms and conditions of these employment and separation agreements are discussed below.

        HARLAN W. WAKSAL. Pursuant to the employment agreement with Dr. Waksal, he originally served as the Company's Executive Vice President and Chief Operation Officer and Director, then as the Company's President and Chief Executive Officer and Director and currently as the Company's Chief Scientific Officer and Director. Dr. Waksal's base salary is required to be not less than $455,000 and he is eligible to receive an annual bonus; provided, that, the annual bonus shall not be less than $1,000,000 minus his base salary for the relevant year.

        Dr. Waksal is entitled to participate in customary employee benefit plans and programs sponsored by us. In addition, we will reimburse Dr. Waksal for up to $15,000 annually for personal tax planning and financial advice and will provide him with a term life insurance policy with a death benefit of at least $5,000,000. On September 19, 2001, pursuant to the terms of the employment agreement, Dr. Waksal was granted a ten year stock option to acquire 1,000,000 shares of our common stock at an exercise price per share equal to $50.01, the fair market value at the time of the grant. The stock options will vest as to 100% of the shares subject thereto on the third anniversary of the date of grant; provided, that, 33 1/3% of the shares subject to the stock option will each automatically vest when our ten day average stock price reaches $60, $80 and $100 per share, respectively. In addition, the stock option shall become 100% vested upon a "change in control" of the Company. These options vested as to the first 33 1/3% on October 31, 2001.

        If Dr. Waksal's employment is terminated by the Company without "cause" or by Dr. Waksal for "good reason," Dr. Waksal will be paid or provided, in addition to accrued but unpaid compensation and benefits and pro-rata bonus, a
(a) lump-sum cash payment equal to three times the sum of his base salary and highest bonus paid in last three years (with highest bonus paid deemed to be at least two times his then current base salary); (b) continuation of health and welfare benefits for three years; (c) immediate vesting of all stock-based awards, including the stock options discussed above and all outstanding options shall remain exercisable until the remainder of their term regardless of any termination of employment provisions therein contained; (d) lump sum payment equal to the present value of our contributions which would have been made under all of our retirement plans if he had continued to be employed by us for an additional three years and (e) payment by us of all contributions or payments for the year of termination under all insurance benefits or policies for the benefit of Dr. Waksal of which he shall become the owner.

        If any of the payments to be made to Dr. Waksal could result in the imposition of an excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended, we shall pay Dr. Waksal an additional amount to fully gross him up for such taxes, unless, by reducing the amounts payable to him by 10%, no amounts would be subject to the excise tax, in which case the payments shall be so reduced.

        The employment agreement contains confidentiality, non-competition and non-solicitation provisions.

        For purposes of the employment agreement, we will have "cause" to terminate Dr. Waksal upon (a) a final conviction or plea of guilty or no contest to a felony involving moral turpitude or (b) willful misconduct that is materially and demonstrably injurious economically to us. Among other events, Dr. Waksal will have "good reason" to terminate his employment with the Company
(a) if there is any material and adverse change in his duties or responsibilities, (b) if there is a reduction in his base salary, bonus opportunity, or any material benefit, (c) for any reason during the thirty-day period following the first anniversary of a change in control of us, (d) if we provide a notice of non-renewal of the term, (e) if he is required to relocate, or (f) if there is a breach of any material provision of the employment agreement by us. Since its execution, this employment agreement has not been amended to reflect any of the changes in Dr. Waksal's responsibilities or title.

        DANIEL S. LYNCH. Mr. Lynch's employment agreement is substantially the same as the employment agreement with Dr. Harlan W. Waksal, except that: (a) he serves as Senior Vice President and Chief Administrative Officer; (b) the term of his agreement does not automatically renew; (c) his base salary is required to be not less than $360,000 and his minimum guaranteed bonus is $360,000; (d) he was granted stock options to acquire 200,000 shares of our common stock which vest as to 33 1/3% of the shares on each of the first three anniversaries of the date of grant; and (e) upon any termination of his employment by us without "cause" or by Mr. Lynch for "good reason," his bonus is deemed to be no less than $360,000. In addition, among other events, Mr. Lynch will have "good reason" to terminate his employment with us (a) if there is any material and adverse change in his duties or responsibilities, (b) if there is a reduction in his base salary, bonus opportunity, or any material benefit, (c) if he is required to relocate, or (d) if there is a breach of any material provision of the employment agreement by us. Since its execution, this employment agreement has not been amended to reflect any of the changes in Mr. Lynch's responsibilities or title.

        S. JOSEPH TARNOWSKI. Dr. Tarnowski's employment agreement is substantially the same as the employment agreement with Dr. Harlan W. Waksal, except that: (a) he will serve as Senior Vice President, Manufacturing Operations and Product Development; (b) the term of his agreement does not automatically renew; (c) his base salary is required to be not less than $225,000 and his minimum guaranteed bonus is $100,000, (d) he was not granted stock options; and (e) upon any termination of his employment by us without "cause" or by Dr. Tarnowski for "good reason," his bonus is deemed to be no less than $100,000. In addition, among other events, Dr. Tarnowski will have "good reason" to terminate his employment with us (a) if there is any material and adverse change in his duties or responsibilities, (b) if there is a reduction in his base salary, bonus opportunity, or any material benefit, (c) if he is required to relocate, or (d) if there is a breach of any material provision of the employment agreement by us.

        CLIFFORD R. SAFFRON. Pursuant to the employment agreement with Mr. Saffron, he originally served as our Vice President and Special General Counsel and later served as our Senior Vice President and Special General Counsel. Mr. Saffron currently serves as our Senior Vice President and General Counsel, but his employment agreement expired on February 1, 2003 after its one-year term.

        Under Mr. Saffron's employment agreement, Mr. Saffron's base salary was $225,000 per year and he was eligible to receive an annual target bonus of $100,000 upon attaining performance goals established by us. Mr. Saffron was entitled to participate in customary employee benefit plans and programs sponsored by us. Pursuant to the terms of the employment agreement, Mr. Saffron was granted stock options to acquire 60,000 shares of our common stock at an exercise price per share equal to $18.44, the fair market value at the time the grant was approved by the Board of Directors. The stock options vested as to 25% of the shares on the date of grant and as to 25% of the shares on the first anniversary of the date of grant. The remaining options will vest as to 25% of the shares on each of the second and third anniversaries of the date of grant. In addition, Mr. Saffron was paid a signing bonus of $25,000 in March 2002 pursuant to the employment agreement.

        Mr. Saffron's employment agreement was amended by letter agreement dated April 18, 2002, providing for Mr. Saffron's promotion to Senior Vice President and Special General Counsel. Under the letter agreement, Mr. Saffron was also granted additional options to acquire 10,000 shares of our stock at an exercise price per share equal to $21.54, the fair market value at the time the grant was approved by the Board of Directors. These stock options vested as to 25% of the shares on the date of grant and will vest as to 25% of the shares on each of the first, second and third anniversaries of the date of grant.

        SAMUEL D. WAKSAL. Dr. Samuel D. Waksal's employment agreement with us was substantially the same as the employment agreement with Dr. Harlan W. Waksal except that: (a) he served as the Company's President and Chief Executive Officer; (b) his base salary was required to be not less than $500,000 per year; and (c) he was granted stock options to acquire 1,250,000 shares of our common stock. On May 22, 2002, we entered into a Separation Agreement with Dr. Samuel
D. Waksal pursuant to which Dr. Samuel D. Waksal resigned his directorship, offices and positions within the Company effective as of that date and terminated his employment agreement with the Company. Pursuant to the terms of the Separation Agreement, we agreed to provide to Dr. Samuel D. Waksal: (i) a cash payment of $7,000,000; (ii) medical, hospitalization, dental and life insurance programs for a period of three years at the level in effect while Dr. Samuel D. Waksal was employed by the Company; (iii) term life insurance purchased by the Company for the benefit of Dr. Samuel D. Waksal or his designated beneficiaries with a death benefit of $5,000,000, to be maintained by us for six years; (iv) the immediate vesting of 833,333 unvested employee stock options held by Dr. Samuel D. Waksal; (v) the payment of all reasonable business expenses incurred by Dr. Samuel D. Waksal prior to his termination; (vi) payments that the Dr. Samuel D. Waksal was entitled to receive under Section 8(e) of his employment agreement; (vii) payment of the cost of a crisis management consultant for a period of six months; and (vii) payment for legal fees incurred in connection with the negotiation of the Separation Agreement of up to $35,000. In an action brought by us in August 2002 against Dr. Samuel D. Waksal, we are seeking repayment from Dr. Samuel D. Waksal of all of the above-described amounts paid under the Separation Agreement and the cancellation of the 833,333 employee stock options that became vested pursuant to the Separation Agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        During the fiscal year ended December 31, 2002, the following Directors served on the Compensation Committee: Robert F. Goldhammer, Richard Barth, David
M. Kies, Paul B. Kopperl, Peter S. Ringrose and William R. Miller, none of whom is an employee of the Company, or any of its subsidiaries nor has ever been an executive officer of the Company or any of its subsidiaries. Dr. Ringrose resigned from the

Compensation Committee on March 19, 2002, Mr. Barth resigned from the Board on April 2, 2002 and Mr. Goldhammer resigned from the Compensation Committee on April 3, 2002. Dr. Ringrose was an executive officer of Bristol-Myers Squibb Company ("BMS") prior to his recent retirement from BMS. See, Item
13 -- "Certain Relationships and Transactions" for a description of our relationship with BMS.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table shows the amount of our common stock beneficially owned (unless otherwise indicated) by persons or groups of related persons that beneficially own greater than 5% of the our common stock, our current directors, our named executive officers and our current directors and executive officers as a group. Except as otherwise indicated, all information is as of April 15th, 2003. "Beneficial Ownership" is a technical term defined by the SEC to mean more than ownership in the usual sense. For example, you "beneficially own" the Company's common stock if you own it directly or indirectly (e.g., through a relationship, a position as a trustee or through an agreement) or if you have the right to acquire it within 60 days (e.g., upon the exercise of options).

                                                               AMOUNT AND NATURE
                                                              OF NAME AND ADDRESS
                                                                 OF BENEFICIAL      PERCENT OF
AMOUNT AND NATURE OF NAME AND ADDRESS OF BENEFICIAL OWNER(1)       OWNERSHIP         CLASS(2)
------------------------------------------------------------  -------------------   ----------
Bristol-Myers Squibb Company................................      14,392,003(3)        19.45%(4)
  345 Park Avenue
  New York, New York 10154
Capital Research and Management Company.....................       6,388,040(5)         8.62%(4)
  333 South Hope Street
  Los Angeles, CA 90071
FMR Group...................................................       4,775,560(6)         6.45%(4)
  82 Devonshire Street
  Boston, Massachusetts 02109
Harlan W. Waksal, M.D. .....................................       3,106,847(7)         4.19%
Robert F. Goldhammer........................................       1,531,121(8)         2.07%
Samuel D. Waksal, Ph.D. ....................................       1,415,317(9)         1.91%
David M. Kies...............................................         447,508(10)           *
John Mendelsohn, M.D........................................         415,726(11)           *
Vincent T. DeVita, Jr., M.D. ...............................         279,055(12)           *
Paul B. Kopperl.............................................         261,056(13)           *
William R. Miller...........................................         201,471(14)           *
Daniel S. Lynch.............................................         196,667(15)           *
S. Joseph Tarnowski, Ph.D. .................................         182,364(16)           *
Arnold J. Levine............................................         161,145(17)           *
Andrew G. Bodnar, M.D., J.D.(18)............................          50,000(19)           *
Lily Waiyee Lee.............................................          43,808(20)           *
Clifford R. Saffron.........................................          35,000(21)           *
John A. Fazio...............................................           6,308(22)           *
     All Directors and Executive Officers as a Group (23
       persons).............................................       9,523,683(23)       12.87%

---------------

  *  Less than 1%

 (1) Unless otherwise noted, each person's address is in care of ImClone Systems Incorporated, 180 Varick Street, Sixth Floor, New York, New York 10014.

 (2) The percentage of voting stock owned by each stockholder is calculated by dividing (1) the number of shares deemed to be beneficially held by such stockholder as of April 15, 2003, as determined in accordance with Rule 13d 3 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), by (2) the sum of (A) 74,007,744, which is the number of shares of common stock outstanding as of June 15, 2003, plus (B) the number of shares of common stock issuable upon exercise of currently exercisable options and other derivative securities held by such stockholder. For purposes of this security ownership table, "currently exercisable options" consist of options exercisable as of April 15, 2003 or within 60 days after April 15, 2003. Except as indicated by footnote, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

 (3) This information is as of March 6, 2002 and was obtained from Amendment No. 2 to Schedule 13D, filed with the SEC on March 6, 2002.

 (4) These percentages have been calculated based upon the number of shares reported as beneficially owned in the stockholder's latest Schedule 13G or
     Schedule 13D filing prior to April 15, 2003 and the number of shares outstanding as of June 15, 2003.

 (5) This information was obtained from a Schedule 13G filed with the Securities and Exchange Commission on February 10, 2003. It includes 363,040 shares of common stock resulting from the assumed conversion of the $20,000,000 principal amount of ImClone Systems Incorporated 5 1/2% convertible notes due March 1, 2005.

 (6) This information was obtained from Amendment No. 4 to Schedule 13G, filed with the SEC on February 14, 2002. This number includes 4,766,438 shares beneficially owned by Fidelity Management & Research Company, a wholly owned subsidiary of FMR Corp. and a registered investment adviser, as a result of acting as an investment adviser to various registered investment companies. FMR Group is the parent company of various Fidelity funds and related parties. Edward C. Johnson 3d, Chairman of FMR Corp., and Abigail
     P. Johnson, a Director of FMR Corp., are also listed on the Schedule 13G as beneficial owners of the 4,775,560 shares.

 (7) Includes 333,334 shares issuable upon the exercise of currently exercisable options, 4,086 shares owned by Dr. Harlan W. Waksal's sons and 157 shares owned in a joint account with his wife.

 (8) Includes 200,000 shares issuable upon the exercise of currently exercisable options and 11,785 shares held by Mr. Goldhammer's spouse.

 (9) Includes 1,250,000 shares issuable upon exercise of currently exercisable options. In an action brought by the Company on August 14, 2002 against Dr. Samuel D. Waksal in Supreme Court of the State of New York, New York County, the Company is seeking the cancellation of 833,333 of these options. See, "Employment and Separation Agreements". Dr. Samuel D. Waksal formerly served as the Company's President and Chief Executive Officer.

(10) Includes 102,500 shares issuable upon the exercise of currently exercisable options; 30,000 shares held by a family foundation of which Mr. Kies is one of the trustees; 16,400 shares held as co-trustee for a trust for Mr. Kies' eldest minor son and 615 shares held by Mr. Kies' spouse as to which Mr. Kies disclaims beneficial ownership.

(11) Consists of 415,726 shares issuable upon the exercise of currently exercisable options.

(12) Includes 278,584 shares issuable upon the exercise of currently exercisable options.

(13) Includes 96,070 shares issuable upon the exercise of currently exercisable options; an aggregate of 139,486 shares held by trusts of which Mr. Kopperl is sole beneficiary and 500 shares held by Mr. Kopperl's spouse as to which Mr. Kopperl disclaims beneficial ownership.

(14) Includes 102,500 shares issuable upon exercise of currently exercisable options.

(15) Consists of 196,667 shares issuable upon exercise of currently exercisable options.

(16) Includes 173,176 shares issuable upon exercise of currently exercisable options.

(17) Includes 131,474 shares issuable upon exercise of currently exercisable options.

(18) Address is in care of Bristol-Myers Squibb Company, 345 Park Avenue, New York, New York 10154.

(19) Consists of 50,000 shares issuable upon exercise of currently exercisable options.

(20) Includes 42,000 shares issuable upon exercise of currently exercisable options.

(21) Includes 32,500 shares issuable upon exercise of currently exercisable options.

(22) Consists of 6,308 shares issuable upon exercise of currently exercisable options.

(23) Includes an aggregate of (i) 4,512,643 shares issuable upon the exercise of currently exercisable options and (ii) 1,115 shares as to which beneficial ownership is disclaimed.

        The following table sets forth certain information regarding equity compensation plan information for the year ended December 31, 2002.

                                                                               NUMBER OF SECURITIES
                                                                              REMAINING AVAILABLE FOR
                                                                               FUTURE ISSUANCE UNDER
                             NUMBER OF SECURITIES TO     WEIGHTED-AVERAGE       EQUITY COMPENSATION
                             BE ISSUED UPON EXERCISE    EXERCISE PRICE OF        PLANS (EXCLUDING
                             OF OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,   SECURITIES REFLECTED IN
                               WARRANTS AND RIGHTS     WARRANTS AND RIGHTS          COLUMN(A))
PLAN CATEGORY                          (A)                     (B)                      (C)
-------------                -----------------------   --------------------   -----------------------
Equity Compensation Plans
  Approved by Security
  Holders..................         7,352,647                 $29.54                 2,038,765
Equity Compensation Plans
  Not Approved by Security
  Holders..................         6,160,486                 $28.72                         0
Total......................        13,513,133                 $29.16                 2,038,765

1998 NON-QUALIFIED STOCK OPTION PLAN

        Our 1998 Non-Qualified Stock Option Plan was adopted on May 27, 1998 and has not been approved by shareholders. Under the plan, non-qualified stock options to purchase our common stock may be granted to persons who at the time of grant are consultants, advisors or non-officer employees of the Company or a subsidiary. The maximum number of shares that may be issued under the plan is 10 million, subject to adjustments for corporate transactions. The plan is administered by the Compensation and Stock Option Committee (the "Compensation Committee").

        No options may be granted after May 27, 2008 and each option must have a term not exceeding 10 years. The number of underlying shares, the exercise price and other terms and conditions of the stock options granted under the plan are determined by the Compensation Committee, but, except as otherwise provided by the Compensation Committee, unvested options are forfeited immediately upon a termination of employment for any reason except death or disability and vested options are exercisable for 30 days after such termination. In the case of a termination by reason of death or disability vested options are generally exercisable for 12 months.

        Options are not transferable except in the case of death or, if permitted by the Compensation Committee, to certain members of the immediate family of the optionee. The Board of Directors may amend or terminate the plan at any time except for actions which are adverse to options previously granted.

ITEM 13.  CERTAIN RELATIONSHIPS AND TRANSACTIONS

RELATIONSHIP WITH BRISTOL-MYERS SQUIBB COMPANY

        One of our Directors, Dr. Andrew G. Bodnar is also an officer of Bristol-Myers Squibb Company, a Delaware corporation ("BMS"). Our relationship with BMS is described below.

        On September 19, 2001, we entered into an acquisition agreement (the "Acquisition Agreement") with BMS and Bristol-Myers Squibb Biologics Company, a Delaware corporation which is a wholly-owned subsidiary of BMS ("BMS Biologics"), providing for the tender offer by BMS Biologics to purchase up to 14,392,003 shares of the Company's common stock for $70.00 per share, net to the seller in cash. The tender offer by BMS Biologics, available to all stockholders, allowed for our then-current employees and Directors who held exercisable options to purchase our shares of common stock having exercise prices less than $70.00 per share to conditionally exercise any or all of those options and tender the underlying shares in the tender offer. In connection with the Acquisition Agreement, we entered into a stockholder agreement with BMS and BMS Biologics, dated as of September 19, 2001 (the "Stockholder Agreement"), pursuant to which we agreed with BMS and BMS Biologics to various arrangements regarding the respective rights and obligations of each party with respect to, among other things, the ownership of shares of the Company's common stock by BMS and BMS Biologics. The Stockholder Agreement also sets forth BMS's (i) limitation on additional purchases of shares, (ii) option to purchase shares in the event of dilution and
(iii) restrictions as to transfer of shares. Concurrently with the execution of the Acquisition Agreement and the Stockholder Agreement, we entered into a development, promotion, distribution and supply agreement (the "Commercial Agreement") with BMS and E.R. Squibb & Sons, L.L.C., a Delaware limited liability company which is a wholly-owned subsidiary of BMS ("E.R. Squibb"), relating to ERBITUX, our lead therapeutic product candidate, pursuant to which, among other things, the parties are co-developing and co-promoting ERBITUX in the United States and Canada, and co-developing and co-promoting ERBITUX in Japan (either together or co-exclusively with Merck KGaA).

        On March 5, 2002, we amended the Commercial Agreement with E.R. Squibb and BMS. The amendment changed certain economics of the Commercial Agreement and has expanded the clinical and strategic role of BMS in the ERBITUX development program. One of the principal economic changes to the Commercial Agreement is that we received $140,000,000 on March 7, 2002 and an additional payment of $60,000,000 was received on March 5, 2003. Such payments are in lieu of the $300,000,000 payment we would have received on acceptance by the United States Food and Drug Administration ("FDA") of the ERBITUX Biologics License Application under the original terms of the Commercial Agreement. In addition, we agreed to resume construction of our Multiple Product Facility as soon as reasonably practicable after the execution of the amendment.

        On October 29, 2001, pursuant to the Acquisition Agreement, BMS Biologics accepted for payment pursuant to the tender offer 14,392,003 shares of our common stock on a pro rata basis from all tendering shareholders and those conditionally exercising stock options.

        The Stockholder Agreement gave BMS the right to nominate two Directors so long as its ownership interest in the Company is 12.5% or greater. Initially, BMS designated Dr. Peter S. Ringrose, BMS's former Chief Scientific Officer and President, Pharmaceutical Research Institute, and Dr. Andrew G. Bodnar, BMS's Senior Vice President, Strategy and Medical & External Affairs, as the BMS Directors. BMS continues to have an ownership interest greater than 12.5% and to possess the right to nominate two Directors. However, BMS has not yet nominated a replacement to fill the seat on the Board vacated by Dr. Ringrose, who recently retired from his position at BMS, and also resigned from his Director position with us. Therefore, we currently expect that BMS will nominate only one Director for election at the meeting.

        In exchange for the rights granted to BMS under the amended Commercial Agreement, we can receive up-front and milestone payments totaling $900,000,000 in the aggregate, of which $200,000,000 was received on September 19, 2001, $140,000,000 was received on March 7, 2002, $60,000,000 was received on March 5, 2003, $250,000,000 is payable upon receipt of marketing approval from the FDA with respect to the initial indication for ERBITUX and $250,000,000 is payable upon receipt of marketing approval from the FDA with respect to a second indication for ERBITUX. All such payments are non-refundable and non-creditable. Except for our expenses incurred pursuant to a co-promotion option that we have exercised, E.R. Squibb is responsible for 100% of the distribution, sales and marketing costs for ERBITUX in the United States and Canada, and we and E.R. Squibb will each be responsible for 50% of the distribution, sales, marketing costs and other related costs and expenses in Japan. The Commercial Agreement provides that E.R. Squibb shall pay us distribution fees based on a percentage of annual sales of ERBITUX by E.R. Squibb in the United States and Canada. The distribution fee is 39% of net sales in the United States and Canada. The Commercial Agreement also provides that the distribution fees for the sale of ERBITUX in Japan by E.R. Squibb or us shall be equal to 50% of operating profit or loss with respect to such sales for any calendar month. In the event of an operating profit, E.R. Squibb will pay us the amount of such distribution fee, and in the event of an operating loss, we will credit E.R. Squibb the amount of such distribution fee. The Commercial Agreement provides that we will be responsible for the manufacture and supply of all requirements of ERBITUX in bulk form for clinical and commercial use in the United States, Canada and Japan and that E.R. Squibb will purchase all of its requirements of ERBITUX in bulk form for commercial use from us. The Company will supply ERBITUX in bulk form for clinical use at our fully burdened manufacturing cost plus a mark-up of 10%. In addition to the up-front and milestone payments, the Commercial Agreement provides that distribution fees for the United States, Canada and Japan and the 10% mark-up on the commercial supply of ERBITUX, E.R. Squibb is also responsible for 100% of the cost of all clinical studies other than those studies undertaken post-launch which are not pursuant to an Investigational New Drug Application (e.g. Phase IV studies), the cost of which will be shared equally between E.R. Squibb and the Company. As between E.R. Squibb and us, each will be responsible for 50% of the cost of all clinical studies in Japan.

ITEM 14.  CONTROLS AND PROCEDURES

        We have strengthened and will continue to strengthen our controls and procedures and improve our corporate governance in order to ensure the accuracy and timeliness of our financial reporting, as well as our compliance with tax and other regulatory requirements. As part of this commitment, we have initiated a number of steps, including those in response to the Sarbanes-Oxley Act of 2002 and corresponding SEC and Nasdaq requirements or proposals. Specific actions taken or planned by us include the following:

        - We have adopted Corporate Governance Guidelines, a Code of Business Conduct and Ethics, and formal charters for all of our Board committees. In addition, all employees, officers, directors, consultants and Scientific Advisory Board members will be required to sign an acknowledgement on an annual basis that they have read the Code of Business Conduct and Ethics policy, understand its contents, and agree to abide by its terms as a condition of employment or association with the Company.

        - We strengthened our Audit Committee Charter and appointed a new member to our Board of Directors and Audit Committee, John A. Fazio. Mr. Fazio is a former Senior General Practice Partner of PricewaterhouseCoopers, qualifies as a "financial expert" under the Sarbanes-Oxley Act, and brings considerable financial expertise in the pharmaceutical industry.

        - We established a Disclosure Committee to formally organize and oversee the disclosure process. The Committee consists of finance, investor relations, business development, operations and legal personnel, with a mandate to design and establish controls and other procedures to assist our senior officers in overseeing the accuracy and timeliness of our disclosures.

        - We created an Internal Audit function with a formal charter, which mandates that the department provide independent, objective and timely analyses and assurances to senior management and the Board of Directors as to the adequacy and effectiveness of our risk management, control and governance processes.

        - We are conducting a comprehensive review of the adequacy of our policies and procedures with respect to the administration of our equity compensation plans (including stock option and warrant plans) and purchases and sales of our securities. We revised our Insider Trading Policy and require that all employees, officers, directors, consultants and Scientific Advisory Board members sign an acknowledgement that they have read the policy, understand its contents and agree to abide by its terms as a condition of employment or association with the Company. In addition, we significantly increased the number of senior managers designated as executive officers obligated to file reports under Section 16(a) of the Exchange Act. In addition, we are conducting an internal review of our withholding and reporting policies and established procedures to ensure that we are in compliance with federal, state and local tax codes and regulations.

        - We are taking steps to ensure that we are in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. The Company intends to modify and enhance its internal control structure based on the recommendations of the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The COSO Integrated Framework -- Internal Controls report provides a sound basis for establishing internal control systems and determining their effectiveness. It is generally regarded as providing the most recognizable and suitable set of control criteria against which internal controls and procedures for financial reporting may be judged, and it meets the test of an authoritative framework that is widely accepted. The SEC's rules for
         Section 404 refer to the COSO framework and U.S. professional auditing literature embraces COSO. For this purpose, we will engage the assistance of a professional services firm that, in addition to providing expert advice and guidance, will ensure that an objective assessment is performed.

        - We have established the position of Chief Tax Officer, a new position charged with the responsibility of supervising our policies and procedures with respect to federal, state, local and foreign tax administration and compliance, including, but not limited to, compliance with tax withholding requirements.

        Our acting Chief Executive Officer and acting Chief Financial Officer have evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days of the filing date of this annual report. Based on the steps outlined in the preceding paragraph, our acting Chief Executive Officer and acting Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective and designed to ensure that material information relating to us and our consolidated subsidiary would be made known to them by others within those entities. We are committed to performing ongoing periodic reviews of the effectiveness of our disclosure controls and procedures and we will continue to make improvements to our control structure as needed.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) and (2)   The response to this portion of Item 15 is submitted as a
                 separate section of this report commencing on page F-1.
(a)(3)           Exhibits (numbered in accordance with Item 601 of Regulation
                 S-K).

 EXHIBIT                                                                  INCORPORATION
   NO.                              DESCRIPTION                           BY REFERENCE
 -------                            -----------                           -------------
 3.1        Certificate of Incorporation, as amended through December
            31, 1998....................................................  O (3.1)
 3.1A       Amendment dated June 4, 1999 to the Company's Certificate of
            Incorporation, as amended...................................  U (3.1A)
 3.1B       Amendment dated June 12, 2000 to the Company's Certificate of Incorporation, as amended................................  Y (3.1A)
 3.1C       Amendment dated August 9, 2002 to the Company's Certificate of Incorporation, as amended................................  AH
 3.2        Amended and Restated By-Laws of the Company.................  AJ
 4.1        Form of Warrant issued to the Company's officers and
            directors under Warrant Agreements..........................  A (4.1)
 4.2        Stock Purchase Agreement between Erbamont Inc. and the
            Company, dated May 1, 1989..................................  A (4.2)
 4.3        Stock Purchase Agreement between American Cyanamid Company
            (Cyanamid) and the Company dated December 18, 1987..........  A (4.3)
 4.4        Form of Subscription Agreement entered into in connection
            with September 1991 private placement.......................  A (4.4)
 4.5        Form of Warrant issued in connection with September 1991
            private placement...........................................  A (4.5)
 4.6        Preferred Stock Purchase Agreement between the Company and
            Merck KGaA ("Merck") dated December 3, 1997.................  P (4.6)
 4.7        Certificate of Designations, Preferences and Rights of
            Series A Convertible Preferred Stock........................  P (4.7)
 4.8        Certificate of Elimination of the Series A Convertible
            Preferred Stock.............................................  AF (4.8)
 4.9        Certificate of Designations, Preferences and Rights of
            Series B Participating Cumulative Preferred Stock...........  AD (4.7)
10.1        Company's 1986 Employee Incentive Stock Option Plan,
            including form of Incentive Stock Option Agreement..........  F (10.1)
10.2        Company's 1986 Non-qualified Stock Option Plan, including
            form of Non-qualified Stock Option Agreement................  F (10.2)
10.3        Company's 401(k) Plan.......................................  F (10.3)
10.4        Research and License Agreement between Merck and the Company dated December 19, 1990.....................................  B (10.4)
10.5        Hematopoietic Growth Factors License Agreement between
            Erbamont, N.V. and the Company, dated May 1, 1989, and
            Supplemental Amendatory Agreement between Erbamont, N.V. and the Company dated September 28, 1990........................  B (10.6)
10.6        Agreement between Cyanamid and the Company dated December
            18, 1987 and supplemental letter agreement between Cyanamid and the Company dated September 6, 1991.....................  B (10.7)

 EXHIBIT                                                                  INCORPORATION
   NO.                              DESCRIPTION                           BY REFERENCE
 -------                            -----------                           -------------
10.7        Agreement between Hadasit Medical Research Services &
            Development, Ltd. and the Company...........................  B (10.8)
10.8        Agreement between Hadasit Medical Research Services &
            Development, Ltd. and the Company dated September 21,
            1989........................................................  B (10.9)
10.9        Supported Research Agreement between Memorial Sloan
            Kettering Cancer Center (MSKCC) and the Company dated March
            26, 1990....................................................  A (10.10)
10.10       License Agreement between MSKCC and the Company, dated March
            26, 1990....................................................  B (10.11)
10.11       License Agreement between MSKCC and the Company, dated March
            26, 1990....................................................  B (10.12)
10.12       License Agreement between MSKCC and the Company, dated March
            26, 1990....................................................  B (10.13)
10.13       Research Agreement between the Trustees of Princeton
            University (Princeton) and the Company dated January 1,
            1991........................................................  B (10.14)
10.14       Research Agreement between Princeton and the Company dated
            May 1, 1991.................................................  B (10.15)
10.15       Research Agreement between Princeton and the Company dated
            May 1, 1991.................................................  B (10.16)
10.16       License Agreement between Princeton and the Company dated
            March 20, 1991..............................................  B (10.17)
10.17       License Agreement between Princeton and the Company dated
            May 29, 1991................................................  B (10.18)
10.18       License Agreement between Princeton and Oncotech, Inc. dated
            September 3, 1987...........................................  B (10.19)
10.19       Supported Research Agreement between The University of North
            Carolina at Chapel Hill ("UNC") and the Company effective
            July 5, 1988................................................  B (10.20)
10.20       License Agreement between UNC and the Company dated July 5,
            1988........................................................  B (10.21)
10.21       License Agreement between UNC and the Company dated July 27,
            1988........................................................  B (10.22)
10.22       Supported Research Agreement between UNC and the Company
            effective April 1, 1989.....................................  B (10.23)
10.23       License Agreement between UNC and the Company dated July 1,
            1991........................................................  B (10.24)
10.24       Agreement between Celltech Limited and the Company dated May
            23, 1991....................................................  B (10.25)
10.25       Form of Non-disclosure and Discovery Agreement between
            employees of the Company and the Company....................  A (10.30)
10.26       Industrial Development Bond Documents:......................  A (10.31)
10.26.1     Industrial Development Revenue Bonds (1985 ImClone Systems
            Incorporated Project).......................................  A (10.31.1)
10.26.1.1   Lease Agreement, dated as of October 1, 1985, between the
            New York City Industrial Development Agency (NYCIDA) and the
            Company, as Lessee..........................................  A (10.31.1.3)
10.26.1.2   Indenture of Trust, dated as of October 1, 1985, between
            NYCIDA and United States Trust Company of New York (US
            Trust), as Trustee..........................................  A (10.31.1.2)
10.26.1.3   Company Sublease Agreement, dated as of October 1, 1985,
            between the Company and NYCIDA..............................  A (10.31.1.3)
10.26.1.4   Tax Regulatory Agreement, dated October 9, 1985, from NYCIDA and the Company to US Trust, as Trustee.....................  A (10.31.1.4)
10.26.1.5   Lessee Guaranty Agreement, dated as of October 1, 1985,
            between the Company and US Trust, as Trustee................  A (10.31.1.5)
10.26.1.6   First Supplemental Indenture of Trust, dated as of November
            1, 1985 from the NYCIDA to US Trust.........................  A (10.31.1.6)
10.26.1.7   Third Supplemental Indenture of Trust, dated as of October
            12, 1990 from NYCIDA to US Trust............................  A (10.31.1.7)

 EXHIBIT                                                                  INCORPORATION
   NO.                              DESCRIPTION                           BY REFERENCE
 -------                            -----------                           -------------
10.26.2     Industrial Development Revenue Bonds (1986 ImClone Systems
            Incorporated Project).......................................  A (10.31.2)
10.26.2.1   First Amendment to Company Sublease Agreement, dated as of
            December 1, 1986, between the Company, as Sublessor, and
            NYCIDA as Sublessee.........................................  A (10.31.2.1)
10.26.2.2   First Amendment to Lease Agreement, dated as of December 1,
            1986, between NYCIDA and the Company, as Lessee.............  A (10.31.2.2)
10.26.2.3   Second Supplement Indenture of Trust, dated as of December
            1, 1986 between NYCIDA and US Trust, as Trustee.............  A (10.31.2.3)
10.26.2.4   Tax Regulatory Agreement, dated December 31, 1986, from
            NYCIDA and the Company to US Trust, as Trustee..............  A (10.31.2.4)
10.26.2.5   First Amendment to Lessee Guaranty Agreement, dated as of
            December 1, 1986, between the Company and US Trust, as
            Trustee.....................................................  A (10.31.2.5)
10.26.2.6   Bond Purchase Agreement, dated as of December 31, 1986,
            between NYCIDA and New York Muni Fund, Inc., as Purchaser...  A (10.31.2.6)
10.26.2.7   Letter of Representation and Indemnity Agreement, dated as of December 31, 1986, from the Company to NYCIDA and New
            York Muni Fund, Inc., as Purchaser..........................  A (10.31.2.7)
10.26.3     Industrial Development Revenue Bonds (1990 ImClone Systems
            Incorporated Project).......................................  A (10.31.3)
10.26.3.1   Lease Agreement, dated as of August 1, 1990, between NYCIDA and the Company, as lessee..................................  A (10.31.3.1)
10.26.3.2   Company Sublease Agreement, dated as of August 1, 1990,
            between the Company, as Sublessor, and NYCIDA...............  A (10.31.3.2)
10.26.3.3   Indenture of Trust, dated as of August 1, 1990, between
            NYCIDA and US Trust, as Trustee.............................  A (10.31.3.3)
10.26.3.4   Guaranty Agreement, dated as of August 1, 1990, from the
            Company to US Trust, as Trustee.............................  A (10.31.3.4)
10.26.3.5   Tax Regulatory Agreement, dated August 1, 1990, from the
            Company and NYCIDA to US Trust, as Trustee..................  A (10.31.3.5)
10.26.3.6   Agency Security Agreement, dated as of August 1, 1990, from the Company, as Debtor, and the NYCIDA to US Trust, as
            Trustee.....................................................  A (10.31.3.6)
10.26.3.7   Letter of Representation and Indemnity Agreement, dated as of August 14, 1990, from the Company to NYCIDA, New York
            Mutual Fund, Inc., as the Purchaser and Chase Securities,
            Inc., as Placement Agent Company to NYCIDA..................  A (10.31.3.7)
10.27       Lease Agreement between 180 Varick Street Corporation and
            the Company, dated October 8, 1985, and Additional Space and
            Modification Agreement between 180 Varick Street Corporation and the Company, dated June 13, 1989........................  A (10.32)
10.28       License Agreement between The Board of Trustees of the
            Leland Stanford Junior University and the Company effective
            May 1, 1991.................................................  A (10.33)
10.29       License Agreement between Genentech, Inc. and the Company
            dated December 28, 1989.....................................  A (10.34)
10.30       License Agreement between David Segev and the Company dated
            December 28, 1989...........................................  B (10.35)
10.31       Letter of Intent between the Company and Dr. David Segev
            dated November 18, 1991.....................................  C (10.40)

 EXHIBIT                                                                  INCORPORATION
   NO.                              DESCRIPTION                           BY REFERENCE
 -------                            -----------                           -------------
10.32       Agreement between the Company and Celltech Limited dated
            March 11, 1992..............................................  C (10.42)
10.33       Agreement of Sale dated June 19, 1992 between the Company
            and Korsch Tableting Inc....................................  D (10.45)
10.34       Research and License Agreement, having an effective date of
            December 15, 1992, between the Company and Abbott
            Laboratories................................................  E (10.46)
10.35       Research and License Agreement between the Company and
            Chugai Pharmaceutical Co., Ltd. dated January 25, 1993......  E (10.47)
10.36       License Agreement between the Company and the Regents of the
            University of California dated April 9, 1993................  G (10.48)
10.37       Contract between the Company and John Brown, a division of
            Trafalgar House, dated January 19, 1993.....................  H (10.49)
10.38       Collaboration and License Agreement between the Company and the Cancer Research Campaign Technology, Ltd., signed April
            4, 1994, with an effective date of April 1, 1994............  G (10.50)
10.39       Termination Agreement between the Company and Erbamont Inc.
            dated July 21, 1993.........................................  H (10.51)
10.40       Research and License Agreement between the Company and
            Cyanamid dated September 15, 1993...........................  G (10.52)
10.41       Clinical Trials Agreement between the Company and the
            National Cancer Institute dated November 23, 1993...........  H (10.53)
10.42       License Agreement between the Company and UNC dated December
            1, 1993.....................................................  G (10.54)
10.43       Notice of Termination for the research collaboration between the Company and Chugai Pharmaceutical Co., Ltd. dated
            December 17, 1993...........................................  H (10.55)
10.44       License Agreement between the Company and Rhone-Poulenc
            Rorer dated June 13, 1994...................................  I (10.56)
10.45       Offshore Securities Subscription Agreement between ImClone
            Systems Incorporated and GFL Ultra Fund Limited dated August
            12, 1994....................................................  I (10.57)
10.46       Offshore Securities Subscription Agreement between ImClone
            Systems Incorporated and GFL Ultra Fund Limited dated
            November 4, 1994............................................  I (10.58)
10.47       Offshore Securities Subscription Agreement between ImClone
            Systems Incorporated and Anker Bank Zuerich dated November
            10, 1994....................................................  I (10.59)
10.48       Option Agreement, dated as of April 27, 1995, between
            ImClone Systems Incorporated and High River Limited
            Partnership relating to capital stock of Cadus
            Pharmaceutical Corporation..................................  J (10.60)
10.49       Option Agreement, dated as of April 27, 1995, between
            ImClone Systems Incorporated and High River Limited
            Partnership relating to 300,000 shares of common stock of
            ImClone Systems Incorporated................................  J (10.61)
10.50       Option Agreement, dated as of April 27, 1995, between
            ImClone Systems Incorporated and High River Limited
            Partnership relating to 150,000 shares common stock of
            ImClone Systems Incorporated................................  J (10.62)
10.51       Stock Purchase Agreement, dated as of August 10, 1995, by
            and between ImClone Systems Incorporated and the members of the Oracle Group............................................  J (10.63)
10.52       Form of Warrant issued to the members of the Oracle Group...  J (10.64)
10.53       Loan Agreement, dated as of August 10, 1995, by and between
            ImClone Systems Incorporated and the members of the Oracle
            Group.......................................................  J (10.65)

 EXHIBIT                                                                  INCORPORATION
   NO.                              DESCRIPTION                           BY REFERENCE
 -------                            -----------                           -------------
10.54       Security Agreement, dated as of August 10, 1995, by and
            between ImClone Systems Incorporated and the members of the
            Oracle Group................................................  J (10.66)
10.55       Mortgage, dated August 10, 1995, made by ImClone Systems
            Incorporated for the benefit of Oracle Partners, L.P., as
            Agent.......................................................  J (10.67)
10.56       Financial Advisory Agreement entered into between the
            Company and Genesis Merchant Group Securities dated November
            2, 1995.....................................................  K (10.68)
10.57       Repayment Agreement (with Confession of Judgment, and
            Security Agreement) entered into between the Company and
            Pharmacia, Inc. on March 6, 1996............................  K (10.69)
10.58       License Amendment entered into between the Company and
            Abbott Laboratories on August 28, 1995, amending the
            Research and License Agreement between the parties dated
            December 15, 1992...........................................  K (10.70)
10.59       Amendment of September 1993 to the Research and License
            Agreement between the Company and Merck of April 1, 1990....  K (10.71)
10.60       Amendment of October 1993 to the Research and License
            Agreement between the Company and Merck of April 1, 1990....  K (10.72)
10.61       Employment agreement dated May 17, 1996 between the Company and Carl S. Goldfischer.....................................  L (10.73)
10.62       Financial Advisory Agreement dated February 26, 1997 between the Company and Hambrecht & Quist LLC.......................  L (10.74)
10.63       Exchange Agreement exchanging debt for common stock dated as of April 15, 1996 among the Company and members of The
            Oracle Group................................................  L (10.75)
10.64       Collaborative Research and License Agreement between the
            Company and CombiChem, Inc. dated October 10, 1997..........  M (10.76)
10.65       Amendment of May 1996 to Research and License Agreement
            between the Company and Merck of April 1, 1990..............  P (10.65)
10.66       Amendment of December 1997 to Research and License Agreement
            between the Company and Merck of April 1, 1990..............  P (10.66)
10.67       Equipment Leasing Commitment from Finova Technology Finance,
            Inc.........................................................  Q (10.67)
10.68       Development and License Agreement between the Company and
            Merck KGaA dated December 14, 1998..........................  R (10.70)
10.69       Lease dated as of December 15, 1998 for the Company's
            premises at 180 Varick Street, New York, New York...........  T (10.69)
10.70       Engagement Agreement, as amended between the Company and
            Diaz & Altschul Capital LLC.................................  T (10.70)
10.71       Amendment dated March 2, 1999 to Development and License
            Agreement between the Company and Merck KGaA................  T (10.71)
10.72       Agreement for Supply of Material dated as of January 1, 1997 between the Company, Connaught Laboratories Limited, a
            Pasteur Merieux Company and Merck KGaA......................  U (10.72)
10.73       Development and Supply Agreement dated as of April 30, 1999 between the Company and Boehringer Ingelheim Pharma KG......  V (10.73)
10.74       Indenture dated as of February 29, 2000 by and between the
            Company and The Bank of New York, as Trustee................  W (10.74)
10.75       Form of 5 1/2% Convertible Subordinated Notes Due 2005......  W (10.75)

 EXHIBIT                                                                  INCORPORATION
   NO.                              DESCRIPTION                           BY REFERENCE
 -------                            -----------                           -------------
10.76       Stock Purchase Agreement between the Company and Valigen NV dated May 31, 2000..........................................  Z (10.76)
10.77       Stock Purchase Agreement between the Company and Valigen NV dated May 31, 2001..........................................  AB (10.77)
10.78       Acquisition Agreement, dated as of September 19, 2001, among the Company, Bristol-Myers Squibb Company and Bristol-Myers
            Squibb Biologics Company....................................  AC
10.79       Stockholder Agreement, dated as of September 19, 2001,
            among, Bristol-Myers Squibb Company, Bristol-Myers Squibb
            Biologics Company and the Company...........................  AC
10.80       Development, Promotion, Distribution and Supply Agreement,
            dated as of September 19, 2001, among the Company,
            Bristol-Myers Squibb Company and E.R. Squibb & Sons,
            L.L.C.......................................................  AC
10.81       Employment Agreement, dated as of September 19, 2001,
            between the Company and Samuel D. Waksal, Ph.D..............  AC
10.82       Employment Agreement, dated as of September 19, 2001,
            between the Company and Harlan W. Waksal, M.D...............  AC
10.83       Employment Agreement, dated as of September 19, 2001,
            between the Company and Daniel S. Lynch.....................  AC
10.84       Employment Agreement, dated as of September 19, 2001,
            between the Company and John B. Landes......................  AC
10.85       Employment Agreement, dated as of September 19, 2001,
            between the Company and S. Joseph Tarnowski, Ph.D...........  AC
10.86       Agreement of Sublease dated October 5, 2001, by and between
            325 Spring Street LLC and the Company.......................  AF
10.86.1     Promissory Note in the principal amount of $10,000,000,
            dated October 5, 2001, executed by 325 Spring Street LLC in favor of the Company........................................  AF
10.87       Amendment No. 1 to Development, Promotion, Distribution and
            Supply Agreement, dated as of March 5, 2002, among the
            Company, Bristol-Myers Squibb Company and E.R. Squibb &
            Sons, L.L.C.................................................  AE
10.88       Amendment, dated as of August 16, 2001 to the Development
            and License Agreement between the Company and Merck KGaA....  AG
10.89       Agreement of Purchase and Sale, dated as of December 17,
            2001 between the Company and Corum Realty, LP...............  AF
10.90       Employment Agreement dated as of February 1, 2002 between
            the Company and Clifford R. Saffron, as amended by letter
            agreement dated as of April 18, 2002........................  AH
10.91       Separation Agreement dated as of May 22, 2002 between the
            Company and Samuel D. Waksal................................  AH
10.92       Agreement of Sale and Purchase between 4/33 Building
            Associates, LP and ImClone Systems Incorporated pertaining to 33 Chubb Way, Branchburg, New Jersey executed as of March
            1, 2002.....................................................  AH
10.93       Target Price Contract, dated as of July 15, 2002, between
            ImClone Systems Incorporated and Kvaerner Process, a
            division of Kvaerner U.S. Inc., for the Architectural,
            Engineering, Procurement Assistance, Construction Management
            and Validation of a Commercial Manufacturing Project in
            Branchburg, New Jersey......................................  AI
10.94       Modifications to our December 15, 1998 lease agreement for the Company's premises at 180 Varick Street, New York, New
            York........................................................  AJ

 EXHIBIT                                                                  INCORPORATION
   NO.                              DESCRIPTION                           BY REFERENCE
 -------                            -----------                           -------------
12.1        Ratio of Earnings to Fixed Charges..........................  AJ
21.1        Subsidiaries................................................  T (21.1)
23.1        Consent of KPMG LLP.........................................  AJ
99.1        1996 Incentive Stock Option Plan, as amended................  AF
99.2        1996 Non-Qualified Stock Option Plan, as amended............  AF
99.3        ImClone Systems Incorporated 1998 Non-Qualified Stock Option
            Plan, as amended............................................  AF
99.4        ImClone Systems Incorporated 1998 Employee Stock Purchase
            Plan........................................................  W (99.4)
99.5        Option Agreement, dated as of September 1, 1998, between the
            Company and Ron Martell.....................................  S (99.3)
99.6        Option Agreement, dated as of January 4, 1999, between the
            Company and S. Joseph Tarnowski.............................  X (99.4)
99.7        Rights Agreement dated as of February 15, 2002 between the
            Company and EquiServe Trust Company, N.A., as Rights
            Agent.......................................................  AD
99.8        ImClone Systems Incorporated 2002 Stock Option Plan.........  AH
99.9        Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002...  AJ
99.10       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002...  AJ

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

(N) Previously filed with the Commission; incorporated by reference to the Company's Current Report on Form 8-K dated February 10, 1998.

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

(AD) Previously filed with the Commission; incorporated by reference to the Company's Current Report on Form 8-K dated February 19, 2002.

(AE) Previously filed with the Commission; incorporated by reference to the Company's Current Report on Form 8-K dated March 6, 2002.

(AF) Previously filed with the Commission; incorporated by reference to the Company's Annual Report on Form 10-K, for the year ended December 31, 2001.

(AG) Previously filed with the Commission; incorporated by reference to the Company's Annual Report on Form 10-K, for the year ended December 31, 2001, and Confidential Treatment has been requested for a portion of this exhibit.

(AH) Previously filed with the Commission; incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2002.

(AI) Previously filed with the Commission; incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002.

(AJ) Filed herewith.

(b) Reports on Form 8-K

     On November 15, 2002, we filed a report on Form 8-K regarding the issuance of a press release announcing (i) our financial results for the third quarter 2002 and (ii) an update on our joint colorectal cancer clinical development program with Bristol-Myers Squibb Company for our lead drug candidate ERBITUX.

                                   SIGNATURES

        PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          IMCLONE SYSTEMS INCORPORATED
                    June 23, 2003
                                          By /s/ DANIEL S. LYNCH
                                            ------------------------------------
                                            (DANIEL S. LYNCH)
                                            ACTING CHIEF EXECUTIVE OFFICER

        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

SIGNATURE                                                           TITLE                    DATE
---------                                                           -----                    ----
/s/ DANIEL S. LYNCH                                    Senior Vice President and Chief   June 23, 2003
---------------------------------------------------    Administrative Officer, Acting
(DANIEL S. LYNCH)                                      Chief Executive Officer
                                                       (Principal Executive Officer)

/s/ MICHAEL J. HOWERTON                                Vice President, Finance and       June 23, 2003
---------------------------------------------------    Business Development, Acting
(MICHAEL J. HOWERTON)                                  Chief Financial Officer and
                                                       Secretary
                                                       (Principal Financial Officer)

/s/ PAUL A. GOLDSTEIN                                  Vice President, Financial         June 23, 2003
---------------------------------------------------    Operations
(PAUL A. GOLDSTEIN)                                    (Principal Accounting Officer)

/s/ HARLAN W. WAKSAL                                   Director and Chief Scientific     June 23, 2003
---------------------------------------------------    Officer
(HARLAN W. WAKSAL)

/s/ ANDREW G. BODNAR                                   Director                          June 23, 2003
---------------------------------------------------
(ANDREW G. BODNAR)

/s/ VINCENT T. DEVITA, JR.                             Director                          June 23, 2003
---------------------------------------------------
(VINCENT T. DEVITA, JR.)

/s/ JOHN A. FAZIO                                      Director                          June 23, 2003
---------------------------------------------------
(JOHN A. FAZIO)

/s/ ROBERT F. GOLDHAMMER                               Director                          June 23, 2003
---------------------------------------------------
(ROBERT F. GOLDHAMMER)

/s/ DAVID M. KIES                                      Director                          June 23, 2003
---------------------------------------------------
(DAVID M. KIES)

/s/ PAUL B. KOPPERL                                    Director                          June 23, 2003
---------------------------------------------------
(PAUL B. KOPPERL)

SIGNATURE                                                           TITLE                    DATE
---------                                                           -----                    ----

/s/ ARNOLD LEVINE                                      Director                          June 23, 2003
---------------------------------------------------
(ARNOLD LEVINE)

/s/ JOHN MENDELSOHN                                    Director                          June 23, 2003
---------------------------------------------------
(JOHN MENDELSOHN)

/s/ WILLIAM R. MILLER                                  Director                          June 23, 2003
---------------------------------------------------
(WILLIAM R. MILLER)

SECTION 302 CERTIFICATIONS --

                                 CERTIFICATION

        I, Daniel S. Lynch, Senior Vice President, Chief Administrative Officer and Acting Chief Executive Officer of ImClone Systems Incorporated, certify that:

1. I have reviewed this annual report on Form 10-K for the Year ending December 31, 2002 of ImClone Systems Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 23, 2003

                                          /s/ DANIEL S. LYNCH
                                          --------------------------------------
                                          Daniel S. Lynch
                                          Acting Chief Executive Officer

SECTION 302 CERTIFICATIONS --

                                 CERTIFICATION

        I, Michael J. Howerton, Vice President, Finance and Business Development, Secretary and Acting Chief Financial Officer of ImClone Systems Incorporated, certify that:

1. I have reviewed this annual report on Form 10-K for the Year ending December 31, 2002 of ImClone Systems Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 23, 2003

                                          /s/ MICHAEL J. HOWERTON
                                          --------------------------------------
                                          Michael J. Howerton
                                          Acting Chief Financial Officer

                         INDEX TO FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS:

Independent Auditors' Report................................   F-2
Consolidated Balance Sheets at December 31, 2002 and 2001...   F-3
Consolidated Statements of Operations for the Years Ended
  December 31, 2002, 2001 and 2000..........................   F-4
Consolidated Statements of Stockholders' Equity (Deficit)
  for the Years Ended December 31, 2002, 2001 and 2000......   F-5
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2002, 2001 and 2000..........................   F-6
Notes to Consolidated Financial Statements..................   F-7

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ImClone Systems Incorporated and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 2(g) and 11 to the consolidated financial statements, the Company changed its method of revenue recognition for certain upfront non-refundable fees in 2000.

As discussed in Note 3 to the consolidated financial statements, the Company restated its consolidated financial statements for the years ended December 31, 2001 and 2000.

                                          KPMG LLP

Princeton, New Jersey
June 20, 2003

                          IMCLONE SYSTEMS INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
                                                                               RESTATED
                                                                               (NOTE 3)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 72,877       $ 38,093
  Securities available for sale.............................     174,778        295,893
  Prepaid expenses..........................................       3,119          3,891
  Amounts due from corporate partners.......................      12,363          8,230
  Current portion of note receivable........................         300             --
  Current portion of withholding tax assets.................      10,150             --
  Other current assets......................................      11,598          3,547
                                                                --------       --------
         Total current assets...............................     285,185        349,654
                                                                --------       --------
Property, plant and equipment, net..........................     183,539        107,248
Patent costs, net...........................................       1,593          1,513
Deferred financing costs, net...............................       3,694          5,404
Note receivable.............................................       9,700         10,000
Withholding tax assets......................................          --         13,510
Other assets................................................         795            383
                                                                --------       --------
                                                                $484,506       $487,712
                                                                ========       ========
       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................    $ 23,717       $ 16,919
  Accrued expenses..........................................      37,377         11,810
  Withholding tax liability.................................      38,811         38,779
  Industrial Development Revenue Bonds tax liability........         953            851
  Interest payable..........................................       4,442          4,446
  Current portion of deferred revenue.......................      38,362         20,683
  Current portion of long-term debt.........................       2,200             --
  Current portion of long-term liabilities..................          79            426
                                                                --------       --------
         Total current liabilities..........................     145,941         93,914
                                                                --------       --------
Deferred revenue, less current portion......................     284,142        182,813
Long-term debt, less current portion........................     240,000        242,200
Other long-term liabilities, less current portion...........          52             79
                                                                --------       --------
         Total liabilities..................................     670,135        519,006
                                                                --------       --------
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, $1.00 par value; authorized 4,000,000
  shares; reserved 1,200,000 Series B participating
  cumulative preferred stock................................          --             --
Common stock, $.001 par value; authorized 200,000,000
  shares; issued 73,839,536 and 73,348,271 at December 31,
  2002 and December 31, 2001, respectively, outstanding
  73,650,286, and 73,159,021 at December 31, 2002 and
  December 31, 2001, respectively...........................          74             73
Additional paid-in capital..................................     346,952        341,735
Accumulated deficit.........................................    (530,106)      (372,157)
Treasury stock, at cost; 189,250 shares at December 31, 2002
  and December 31, 2001.....................................      (4,100)        (4,100)
Accumulated other comprehensive income:
  Unrealized gain on securities available for sale..........       1,551          3,155
                                                                --------       --------
         Total stockholders' deficit........................    (185,629)       (31,294)
                                                                --------       --------
                                                                $484,506       $487,712
                                                                ========       ========

          See accompanying notes to consolidated financial statements

                          IMCLONE SYSTEMS INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2002        2001        2000
                                                             ---------   ---------   --------
                                                                         RESTATED    RESTATED
                                                                         (NOTE 3)    (NOTE 3)
Revenues:
     License fees and milestone revenue....................  $  21,051   $  31,737   $    452
     Royalty revenue.......................................      1,353       1,482        961
     Collaborative agreement revenue.......................     37,601      17,018      4,840
                                                             ---------   ---------   --------
          Total revenues...................................     60,005      50,237      6,253
                                                             ---------   ---------   --------
Operating expenses:
     Research and development..............................    163,301     110,979     62,201
     Marketing, general and administrative.................     45,815      25,196     16,674
     Write-down of withholding tax assets..................      3,390      25,269         --
     Industrial Development Revenue Bonds tax expense......         98          98         98
     Expenses associated with the BMS acquisition,
       stockholder and amended commercial agreements.......      2,250      16,055         --
                                                             ---------   ---------   --------
          Total operating expenses.........................    214,854     177,597     78,973
                                                             ---------   ---------   --------
               Operating loss..............................   (154,849)   (127,360)   (72,720)
                                                             ---------   ---------   --------
Other:
     Interest income.......................................     (9,301)    (14,990)   (20,819)
     Interest expense......................................     13,179      13,596     12,105
     Loss (gain) on securities and investments.............     (1,503)      1,641      3,867
                                                             ---------   ---------   --------
               Net interest and other (income) expense.....      2,375         247     (4,847)
                                                             ---------   ---------   --------
Loss before income taxes and cumulative effect of change in
  accounting policy........................................   (157,224)   (127,607)   (67,873)
     Provision for income taxes............................        725          --         --
                                                             ---------   ---------   --------
Loss before cumulative effect of change in accounting
  policy...................................................   (157,949)   (127,607)   (67,873)
Cumulative effect of change in accounting policy for the
  recognition of upfront non-refundable fees...............         --          --     (2,596)
                                                             ---------   ---------   --------
          Net loss.........................................   (157,949)   (127,607)   (70,469)
Preferred dividends (including redemption premium of $4,000
  for the year ended December 31, 2000 and assumed
  incremental yield attributable to beneficial conversion
  feature of $1,009 for the year ended December 31,
  2000)....................................................         --          --      6,773
                                                             ---------   ---------   --------
               Net loss to common stockholders.............  $(157,949)  $(127,607)  $(77,242)
                                                             =========   =========   ========
Net loss per common share:
  Basic and diluted:
          Loss before cumulative effect of change in
            accounting policy..............................  $   (2.15)  $   (1.84)  $  (1.19)
          Cumulative effect of change in accounting
            policy.........................................         --                  (0.04)
                                                             ---------   ---------   --------
               Basic and diluted net loss per common
                 share.....................................  $   (2.15)  $   (1.84)  $  (1.23)
                                                             =========   =========   ========
Weighted average shares outstanding........................     73,408      69,429     63,030
                                                             =========   =========   ========
Proforma information assuming new revenue recognition
  policy had been applied retroactively:
               Net loss....................................                          $(67,873)
                                                                                     ========
               Net loss to common stockholders.............                          $(74,646)
                                                                                     ========
               Basic and diluted net loss per common
                 share.....................................                          $  (1.18)
                                                                                     ========

          See accompanying notes to consolidated financial statements

                          IMCLONE SYSTEMS INCORPORATED

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                                          NOTE
                                        PREFERRED STOCK       COMMON STOCK       ADDITIONAL                            RECEIVABLE
                                       -----------------   -------------------    PAID-IN     ACCUMULATED   TREASURY   OFFICER AND
                                        SHARES    AMOUNT     SHARES     AMOUNT    CAPITAL       DEFICIT      STOCK     STOCKHOLDER
                                       --------   ------   ----------   ------   ----------   -----------   --------   -----------
Balance at December 31, 1999 as
 originally reported.................   300,000   $ 300    29,703,090    $30      $286,038     $(173,457)   $  (492)      $(142)
                                       --------   -----    ----------    ---      --------     ---------    -------       -----
Effect of restatement (Note 3).......                                                               (624)
                                       --------   -----    ----------    ---      --------     ---------    -------       -----
Balance at December 31, 1999
 (Restated, Note 3)..................   300,000     300    29,703,090     30       286,038      (174,081)      (492)       (142)
                                       --------   -----    ----------    ---      --------     ---------    -------       -----
Conversion of preferred stock........  (100,000)   (100)      499,220      1            99
Preferred stock called for
 redemption..........................  (200,000)   (200)                           (19,800)
Stock split in the form of a stock
 dividend............................                      32,446,614     32           (32)
Options exercised....................                       2,009,569      2        14,154
Warrants exercised...................                       1,152,350      1         3,653
Issuance of shares through employee
 stock purchase plan.................                           7,519                  420
Options granted to non-employees.....                                                4,425
Options granted to employees.........                                                   72
Repayment of note
 receivable--officer, including
 interest............................                                                                                       145
Interest accrued on note receivable--
 officer and stockholder.............                                                    3                                   (3)
Preferred stock dividends, including
 redemption premium..................                                               (5,764)
Comprehensive loss:
Net loss (Restated, Note 3)..........                                                            (70,469)
Other comprehensive income (loss)
 Unrealized holding gain arising
   during the period.................
 Less: Reclassification adjustment
   for realized gain included in net
   loss..............................
      Total other comprehensive
        income.......................
Comprehensive loss (Restated, Note
 3)..................................
                                       --------   -----    ----------    ---      --------     ---------    -------       -----
Balance at December 31, 2000
 (Restated, Note 3)..................        --      --    65,818,362     66       283,268      (244,550)      (492)         --
                                       --------   -----    ----------    ---      --------     ---------    -------       -----
Options exercised....................        --      --     6,229,892      6        52,132
Warrants exercised...................                       1,218,600      1         1,358
Issuance of shares to Merck KGaA.....                          63,027                3,239
Issuance of shares through employee
 stock purchase plan.................                          18,390                  708
Options granted to non-employees.....                                                  958
Options granted to employees.........                                                   72
Treasury shares......................                                                                        (3,608)
Comprehensive loss:
Net loss (Restated, Note 3)..........                                                           (127,607)
Other comprehensive income (loss)
 Unrealized holding gain arising
   during the period.................
 Less: Reclassification adjustment
   for realized gain included in net
   loss..............................
      Total other comprehensive
        (loss).......................
Comprehensive loss (Restated, Note
 3)..................................
                                       --------   -----    ----------    ---      --------     ---------    -------       -----
Balance at December 31, 2001
 (Restated, Note 3)..................        --      --    73,348,271     73       341,735      (372,157)    (4,100)         --
                                       --------   -----    ----------    ---      --------     ---------    -------       -----
Options exercised....................                         438,672      1         4,109
Issuance of shares through employee
 stock purchase plan.................                          52,593     --           502
Options granted to employees.........                                                   41
Short-swing profit rule..............                                                  565
Comprehensive loss:
Net loss.............................                                                           (157,949)
Other comprehensive income (loss)
 Unrealized holding gain arising
 during the period...................
 Less: Reclassification adjustment
   for realized gain included in net
   loss..............................
      Total other comprehensive
        (loss).......................
Comprehensive loss...................
                                       --------   -----    ----------    ---      --------     ---------    -------       -----
Balance at December 31, 2002.........        --   $  --    73,839,536    $74      $346,952     $(530,106)   $(4,100)      $  --
                                       ========   =====    ==========    ===      ========     =========    =======       =====

                                        ACCUMULATED
                                           OTHER
                                       COMPREHENSIVE
                                          INCOME
                                          (LOSS)         TOTAL
                                       -------------   ---------
Balance at December 31, 1999 as
 originally reported.................     $    21      $ 112,298
                                          -------      ---------
Effect of restatement (Note 3).......                       (624)
                                          -------      ---------
Balance at December 31, 1999
 (Restated, Note 3)..................          21        111,674
                                          -------      ---------
Conversion of preferred stock........                         --
Preferred stock called for
 redemption..........................                    (20,000)
Stock split in the form of a stock
 dividend............................                         --
Options exercised....................                     14,156
Warrants exercised...................                      3,654
Issuance of shares through employee
 stock purchase plan.................                        420
Options granted to non-employees.....                      4,425
Options granted to employees.........                         72
Repayment of note
 receivable--officer, including
 interest............................                        145
Interest accrued on note receivable--
 officer and stockholder.............                         --
Preferred stock dividends, including
 redemption premium..................                     (5,764)
Comprehensive loss:
Net loss (Restated, Note 3)..........                    (70,469)
Other comprehensive income (loss)
 Unrealized holding gain arising
   during the period.................       5,635          5,635
 Less: Reclassification adjustment
   for realized gain included in net
   loss..............................       1,258          1,258
                                          -------      ---------
      Total other comprehensive
        income.......................       4,377          4,377
                                                       ---------
Comprehensive loss (Restated, Note
 3)..................................                    (66,092)
                                          -------      ---------
Balance at December 31, 2000
 (Restated, Note 3)..................       4,398         42,690
                                          -------      ---------
Options exercised....................                     52,138
Warrants exercised...................                      1,359
Issuance of shares to Merck KGaA.....                      3,239
Issuance of shares through employee
 stock purchase plan.................                        708
Options granted to non-employees.....                        958
Options granted to employees.........                         72
Treasury shares......................                     (3,608)
Comprehensive loss:
Net loss (Restated, Note 3)..........                   (127,607)
Other comprehensive income (loss)
 Unrealized holding gain arising
   during the period.................       2,491          2,491
 Less: Reclassification adjustment
   for realized gain included in net
   loss..............................       3,734          3,734
                                          -------      ---------
      Total other comprehensive
        (loss).......................      (1,243)        (1,243)
                                                       ---------
Comprehensive loss (Restated, Note
 3)..................................                   (128,850)
                                          -------      ---------
Balance at December 31, 2001
 (Restated, Note 3)..................       3,155        (31,294)
                                          -------      ---------
Options exercised....................                      4,110
Issuance of shares through employee
 stock purchase plan.................                        502
Options granted to employees.........                         41
Short-swing profit rule..............                        565
Comprehensive loss:
Net loss.............................                   (157,949)
Other comprehensive income (loss)
 Unrealized holding gain arising
 during the period...................        (101)          (101)
 Less: Reclassification adjustment
   for realized gain included in net
   loss..............................       1,503          1,503
                                          -------      ---------
      Total other comprehensive
        (loss).......................      (1,604)        (1,604)
                                                       ---------
Comprehensive loss...................                   (159,553)
                                          -------      ---------
Balance at December 31, 2002.........     $ 1,551      $(185,629)
                                          =======      =========

          See accompanying notes to consolidated financial statements

                          IMCLONE SYSTEMS INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                2002         2001         2000
                                                              ---------    ---------    --------
                                                                           RESTATED     RESTATED
                                                                           (NOTE 3)     (NOTE 3)
Cash flows from operating activities:
  Net loss..................................................  $(157,949)   $(127,607)   $(70,469)
  Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities:
    Depreciation and amortization...........................     10,073        5,702       2,501
    Amortization of deferred financing costs................      1,710        1,710       1,435
    Expense associated with issuance of options and
      warrants..............................................         41        1,030       4,497
    Write-off of patent costs...............................         57           37          48
    Gain on securities available for sale...................     (1,503)      (3,734)     (1,258)
    Write-down of withholding tax asset.....................      3,390       25,269          --
    Write-down of investment in Valigen N.V.................         --        4,375       5,125
    Write-off of convertible promissory note receivable from
      A.C.T Group, Inc......................................         --        1,000          --
    Changes in:
      Prepaid expenses......................................        772       (1,263)     (2,470)
      Amounts due from corporate partners (including amounts
        received from BMS of $17,181 for the year ended
        December 31, 2002)..................................     (4,133)      (5,117)     (2,839)
      Other current assets..................................     (8,051)       1,195       3,300
      Note receivable associated with sublease..............         --      (10,000)         --
      Other assets..........................................       (412)         (83)       (712)
      Withholding tax assets................................        (30)      (7,292)    (31,013)
      Interest payable......................................         (4)           2       4,399
      Accounts payable......................................      6,798        4,190       8,742
      Withholding tax liability.............................         32        7,293      31,012
      Industrial Development Revenue Bonds tax liability....        102          108         119
      Accrued expenses......................................     25,567          436       6,251
      Deferred revenue (including amounts received from BMS
        of $140,000 and $200,000 for the years ended
        December 31, 2002 and 2001, respectively)...........    119,008      201,062       2,434
      Fees potentially refundable to Merck KGaA.............         --      (28,000)      8,000
                                                              ---------    ---------    --------
        Net cash (used in) provided by operating
          activities........................................     (4,532)      70,313     (30,898)
                                                              ---------    ---------    --------
Cash flows from investing activities:
  Acquisitions of property, plant and equipment.............    (86,133)     (60,218)    (37,761)
  Purchases of securities available for sale................   (406,179)    (316,029)   (405,514)
  Sales and maturities of securities available for sale.....    527,193      259,471     281,656
  Investment in Valigen N.V.................................         --       (2,000)     (7,500)
  Note receivable from officer and stockholder..............         --           --        (282)
  Loan to A.C.T. Group, Inc.................................         --       (1,000)         --
  Proceeds from repayment of note receivable--officer and
    stockholder.............................................         --          282          --
  Additions to patents......................................       (310)        (513)       (328)
                                                              ---------    ---------    --------
        Net cash provided by (used in) investing
          activities........................................     34,571     (120,007)   (169,729)
                                                              ---------    ---------    --------
Cash flows from financing activities:
  Proceeds from exercise of stock options and warrants......      4,110       16,477      17,810
  Proceeds from issuance of common stock under the employee
    stock purchase plan.....................................        502          708         420
  Proceeds from short-swing profit rule.....................        565           --          --
  Proceeds from issuance of common stock to Merck KGaA......         --        3,239          --
  Proceeds from issuance of 5 1/2% convertible subordinated
    notes...................................................         --           --     240,000
  Deferred financing costs..................................         --           --      (8,512)
  Proceeds from repayment of note receivable--officer and
    stockholder.............................................         --           --         142
  Interest received on note receivable--officer and
    stockholder.............................................         --           --           3
  Proceeds from repayment of notes receivable--officers and
    board members...........................................         --       35,241          --
  Purchase of treasury stock................................         --       (1,830)         --
  Payment of preferred stock dividends......................         --       (5,764)         --
  Redemption of series A preferred stock....................         --      (20,000)         --
  Payments of other liabilities.............................       (432)        (609)       (927)
                                                              ---------    ---------    --------
        Net cash provided by financing activities...........      4,745       27,462     248,936
                                                              ---------    ---------    --------
        Net increase (decrease) in cash and cash
          equivalents.......................................     34,784      (22,232)     48,309
Cash and cash equivalents at beginning of year..............     38,093       60,325      12,016
                                                              ---------    ---------    --------
Cash and cash equivalents at end of year....................  $  72,877    $  38,093    $ 60,325
                                                              =========    =========    ========

          See accompanying notes to consolidated financial statements

                          IMCLONE SYSTEMS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The numbers are shown in the text of these Notes to Consolidated Financial Statements as actual amounts. Tables and charts note where numbers are shown in thousands.

(1) BUSINESS OVERVIEW AND BASIS OF PREPARATION

        ImClone Systems Incorporated (the "Company") is a biopharmaceutical company advancing oncology care by developing a portfolio of targeted biologic treatments designed to address the medical needs of patients with cancer. The Company's three primary programs include growth factor blockers, angiogenesis inhibitors and cancer vaccines. A substantial portion of the Company's efforts and resources are devoted to research and development conducted on its own behalf and through collaborations with corporate partners and academic research and clinical institutions. The Company has not derived any commercial revenue from product sales. The Company is operated as one business and is comprehensively managed by a single management team that reports to the acting Chief Executive Officer. The Company does not operate separate lines of business or separate business entities with respect to any of its product candidates. In addition, the Company does not conduct any of its operations outside of the United States. Accordingly, the Company does not prepare discrete financial information with respect to separate product areas or by location and accordingly the Company does not have separately reportable segments. The Company employs accounting policies that are in accordance with accounting principles generally accepted in the United States of America.

        The biopharmaceutical industry is subject to rapid and significant technological change. The Company has numerous competitors, including major pharmaceutical companies, specialized biotechnology firms, universities and other research institutions. These competitors may succeed in developing technologies and products that are more effective than any that are being developed by the Company or that would render the Company's technology and products obsolete and non-competitive. Many of these competitors have access to substantially greater financial and technical resources and production and marketing capabilities than the Company. In addition, many of the Company's competitors have significantly greater experience than the Company in pre-clinical testing and human clinical trials of new or improved pharmaceutical products. The Company is aware of various products under development or manufactured by competitors that are used for the prevention, diagnosis or treatment of certain diseases the Company has targeted for product development, some of which use therapeutic approaches that compete directly with certain of the Company's product candidates. The Company has limited experience in conducting and managing pre-clinical testing necessary to enter clinical trials required to obtain government approvals and has limited experience in conducting clinical trials. Accordingly, the Company's competitors may succeed in obtaining United States Food and Drug Administration ("FDA") approval for products more rapidly than the Company, which could adversely affect the Company's ability to further develop and market its products. If the Company commences significant commercial sales of its products it will also be competing, among other factors, with respect to manufacturing efficiency and marketing capabilities, areas in which the Company has limited experience.

        The Company's lead product candidate, ERBITUX(TM) (cetuximab), formerly known as IMC-C225, is an investigational IgG1 therapeutic monoclonal antibody that inhibits stimulation of the epidermal growth factor receptor upon which certain solid tumors depend in order to grow.

        Upon the receipt of regulatory approval, the Company intends to co-promote ERBITUX in the United States and Canada together with its development, promotion and distribution partner Bristol-Myers Squibb Company ("BMS") through its wholly-owned subsidiary E.R. Squibb & Sons, L.L.C. ("E.R. Squibb"). The Company has granted its development and marketing partner, Merck KGaA, rights to market ERBITUX outside the United States and Canada. In Japan, the Company and E.R. Squibb will share the development and marketing of ERBITUX, either together or co-exclusively with Merck KGaA. The Company is manufacturing ERBITUX for clinical trials and potential commercial sales. According to the agreements with BMS and Merck KGaA each will be obligated to pay the Company certain royalties on the sales of ERBITUX.

        On December 28, 2001, the FDA issued a "refusal to file" letter with respect to the Company's rolling Biologics License Application ("BLA") for the proposed indication of ERBITUX in combination with irinotecan (CAMPOSTAR(R), CPT-11) for the treatment of EGFR-positive colorectal cancer patients who are refractory to irinotecan treatment. On February 26, 2002, the Company, along with representatives from its strategic partners BMS and Merck KGaA, met with the FDA to discuss the FDA's "refusal to file" letter and to seek guidance on how to proceed. Significant ERBITUX development efforts have been undertaken to address the concerns raised by the FDA. The Company believes that ERBITUX will, if approved, be an important drug in the oncology field and the Company will continue to focus its efforts on gaining approval for this product.

        The Company believes that its existing cash on hand, marketable securities and amounts to which it is entitled should enable the Company to maintain its current and planned operations at least through December 31, 2003 and beyond. The Company is also entitled to reimbursement for certain marketing and research and development expenditures and certain other payments, some of which are payable upon the achievement of research and development milestones. Such contingent amounts include $500,000,000 in cash-based payments under the development, promotion, distribution and supply agreement (the "Commercial Agreement") dated September 19, 2001 with BMS and E.R. Squibb, as well as up to $16,000,000 in equity-based milestone payments under the ERBITUX development and license agreement with Merck KGaA and up to $18,500,000 in cash-based milestone payments under the BEC2 development agreement with Merck KGaA. There can be no assurance that the Company will achieve these milestones. In order to fund the capital needs after June 2004, the Company may require significant levels of additional capital and the Company intends to raise the capital through additional arrangements with corporate partners, equity or debt financings, or from other sources, including the proceeds of product sales, if any. There is no assurance that the Company will be successful in consummating any such arrangements. If adequate funds are not available, the Company may be required to significantly curtail its planned operations. The Company was unable to timely file this annual report on Form 10-K and its first quarter 2003 report on Form 10-Q, as required by Nasdaq Marketplace Rule 4310(c)(14). Should the Company be delisted as a result, such a delisting may have a material adverse effect on the Company's ability to raise capital in the public markets.

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

        The Company accounts for its investments in non-marketable equity securities using the cost method of accounting for investments where the Company's ownership is less than 20% and the equity method of accounting for investments where the Company's ownership is between 20% and 50%. The Company utilizes these methods of accounting for its investments in non-marketable equity securities unless there is an other-than-temporary impairment, at which point the Company writes the investment down to its estimated net realizable value.

(d) LONG-LIVED ASSETS

        Property, plant and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation of fixed assets is provided by straight-line methods over estimated useful lives of three to twenty years, and leasehold improvements are being amortized over the related lease term or the service lives of the improvements, whichever is shorter.

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

(e) DEFERRED FINANCING COSTS

        Costs incurred in issuing the 5 1/2% Convertible Subordinated Notes and in obtaining the Industrial Development Revenue Bonds issued in 1990 (the "1990 IDA Bonds") (see Note 9) are amortized using the straight-line method over the terms of the related instrument. The amortization of deferred financing costs is included in interest expense in the consolidated statements of operations.

(f) COMPUTER SOFTWARE COSTS

        The Company records the costs of internal-use computer software in accordance with AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires that certain internal-use computer software costs be capitalized and amortized over the useful life of the asset. Total costs capitalized under this policy are included in property and equipment.

(g) REVENUE RECOGNITION

        The Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") in the fourth quarter of its fiscal year ended December 31, 2000. Accordingly, the Company implemented a change in accounting policy effective January 1, 2000 with respect to revenue recognition associated with non-refundable fees received upon entering into research and licensing arrangements in accordance with the guidance provided in SAB 101. Beginning January 1, 2000, non-refundable fees received upon entering into license and other collaborative agreements where the Company has continuing involvement are recorded as deferred revenue and recognized over the estimated service period. Payments received under the Commercial Agreement are being deferred and recognized as revenue based on the percentage of actual product research and development costs incurred to date by both BMS and the Company to the estimated total of such costs to be incurred over the term of the agreement. In previous years, prior to SAB 101, non-refundable upfront fees from licensing and other collaborative agreements were recognized as revenue when received, provided all contractual obligations of the Company relating to such fees had been fulfilled.

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

        Non-refundable milestone payments which represent the achievement of a significant step in the research and development process, pursuant to collaborative agreements other than the Commercial Agreement, are recognized as revenue upon the achievement of the specified milestone.

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

(h) FOREIGN CURRENCY TRANSACTIONS

        Gains and losses from foreign currency transactions, such as those resulting from the translation and settlement of receivables and payables denominated in foreign currencies, are included in the consolidated statements of operations. The Company does not currently use derivative financial instruments to manage the risks associated with foreign currency fluctuations. The Company recorded losses on foreign currency transactions of approximately $57,000 and $35,000 for the years ended December 31, 2002 and 2001, respectively, and gains on foreign currency transactions of approximately $25,000 for the year ended December 31, 2000. Gains and losses from foreign currency transactions are included as a component of operating expenses.

(i) STOCK-BASED COMPENSATION PLANS

        The Company has two types of stock-based compensation plans: stock option and stock purchase. The Company accounts for its stock-based compensation plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including the Statement of Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- An Interpretation of APB Opinion No. 25" ("Interpretation No. 44"). Accordingly, compensation expense would be recorded on the date of grant of an option to an employee or member of the Board of Directors (the "Board") only if the market price of the underlying stock on the date of grant exceeded the exercise price. During the years 2000-2002 the Company's stock option grants were based on the closing market price of the Company's stock on the date of grant.

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

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              2002      2001      2000
                                                              -----    ------    ------
Expected life (years).......................................  3.03      3.43      3.41
Risk free interest rate.....................................  2.74%     4.27%     6.16%
Volatility factor...........................................  88.0%    82.16%    83.79%
Dividend yield..............................................     0%        0%        0%

        Changes in assumptions used could have a material effect upon the pro-forma results.

        Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant dates for awards consistent with the fair value method of SFAS No. 123, the Company's net loss to common stockholders and net loss per common share would have been increased to the pro forma amounts indicated below:

                                                             YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------
                                                        2002           2001           2000
                                                    ------------   ------------   ------------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net loss as reported..............................   $(157,949)     $(127,607)     $ (70,469)
Deduct: Total stock-based employee compensation
  expense determined under fair value based
  method..........................................     (71,990)       (67,244)       (43,730)
                                                     ---------      ---------      ---------
  Pro forma.......................................   $(229,939)     $(194,851)     $(114,199)
                                                     =========      =========      =========
Basic and diluted net loss per common share:
  As reported.....................................   $   (2.15)     $   (1.84)     $   (1.23)
  Pro forma.......................................       (3.13)         (2.81)         (1.81)

        The pro forma effect on the net loss for the years ended December 31, 2002, 2001 and 2000 is not necessarily indicative of the pro forma effect on future years' operating results.

(j) RESEARCH AND DEVELOPMENT

        Research and development expenses are comprised of the following types of costs incurred in performing research and development activities: salaries and benefits, allocated overhead and occupancy costs, clinical trial and related clinical manufacturing costs, contract services and other outside costs. Research and development expenses also include costs related to activities performed on behalf of corporate partners that are subject to reimbursement. Research and development costs are expensed as incurred. The Company is currently producing clinical and commercial grade ERBITUX in its single product manufacturing facility (the "Single Product Facility") and under a third-party manufacturing arrangement. The cost associated with these manufacturing activities is being recognized as research and development expense and will continue to be until regulatory approval for commercial use is received or until the Company receives binding purchase obligations for the commercial supply of ERBITUX from its corporate partners.

(k) INTEREST

        Interest costs are expensed as incurred, except to the extent such interest is related to construction in progress, in which case interest is capitalized. Interest costs capitalized for the years ended December 31, 2002, 2001 and 2000, were $2,077,000, $1,656,000, and $846,000, respectively. Interest expense includes the amortization of deferred financing costs associated with the Company's February 2000 private placement of $240,000,000 in 5 1/2% convertible subordinated notes and the IDA Bonds. See Note 9.

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

(m) USE OF ESTIMATES

        Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and related revenue and expense accounts and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles in the United States of America. Actual results could differ materially from those estimates.

(n) NET LOSS PER COMMON SHARE

        Basic and diluted net loss per common share is based on the net loss for the relevant period, adjusted for series A convertible preferred stock ("series A preferred stock") dividends, redemption premiums and the assumed incremental yield attributable to the beneficial conversion feature aggregating $6,773,000 for the year ended December 31, 2000, divided by the weighted average number of shares issued and outstanding during the period. For purposes of the diluted loss per share calculation, the exercise or conversion of all potential common shares is not included since their effect would be anti-dilutive for all years presented. Potential common shares outstanding which represent new shares that could be issued under convertible preferred stock, convertible debt, stock options and stock warrants by the Company totaled approximately 17,870,000, 15,418,000 and 19,143,000 as of December 31, 2002, 2001 and 2000, respectively.

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

(q) IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

        Effective January 1, 2001, the Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes new accounting and reporting guidelines for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. SFAS No. 133 was subsequently amended by SFAS Nos. 137 and 138. SFAS No. 133 generally requires the recognition of all derivative financial instruments as either assets or liabilities in the consolidated balance sheets and measurement of those derivatives at fair value. The adoption of SFAS No. 133 did not have an effect on the results of operations or the financial position of the Company because the Company has not and does not currently use derivative financial instruments or engage in hedging activities.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for fiscal years beginning after December 15, 2001. This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of." The Company adopted this standard on January 1, 2002 and such adoption did not have an impact on its consolidated financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure", effective for fiscal years ending after December 15, 2002. This standard amends SFAS No. 123 "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has elected to continue to follow the intrinsic value method of accounting for employee stock options in accordance with the provisions of Accounting Principles Board Opinion ("APB") Opinion No. 25. APB No. 25 does not require the recognition of compensation expense unless the exercise price of employee stock options is less than the market price of the Company's stock on the date of grant. During the years 2000-2002 the Company's stock option grants were based on the closing market price of its stock on the date of grant. SFAS No. 148 also amends certain disclosure requirements related to stock-based employee compensation, which the Company has adopted and which are reflected under "Stock-Based Compensation Plans" above.

(3) RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

        The Company has restated its Consolidated Balance Sheet as of December 31, 2001, primarily to reflect the withholding tax liability and withholding tax assets primarily relating to the exercises of certain non-qualified stock options and compensatory warrants described below. The restatement includes recording withholding tax assets of $13,510,000, a withholding tax liability of $38,779,000, an Industrial Development Revenue Bonds tax liability of $851,000 and a cumulative increase to accumulated deficit of $26,120,000 as of December 31, 2001. The $26,120,000 increase to accumulated deficit reflects the year 2001 write-down of the $25,269,000 withholding tax asset noted below regarding Dr. Samuel D. Waksal and the $851,000 expense recorded during the years 1995 through 2001 on the 1990 IDA Bonds. The Company recorded an adjustment of $624,000 to accumulated deficit as of December 31, 1999. This adjustment was made for the estimated taxes and accrued interest on the 1990 IDA Bonds and includes the cumulative expense impact from 1995 through 1999.

        The Company has restated its Consolidated Statement of Operations for the year ended December 31, 2001 primarily to reflect the write-down of the $25,269,000 withholding tax asset discussed below. The asset write-down reflects the withholding taxes with respect to exercises of certain non-qualified stock options and certain warrants attributable to Dr. Samuel D. Waksal. The majority of these exercise transactions occurred during the years ended December 31, 1999 and 2000. In addition, a $109,000 expense was recorded in connection with the 1990 IDA Bonds, including interest expense of $11,000.

        The restatement amount of $118,000 for the year ended December 31, 2000 reflects the expenses recorded in connection with the 1990 IDA Bonds, including interest expense of $20,000.

        Federal and applicable state tax law requires an employer to withhold income taxes at the time of an employee's exercise of non-qualified stock options or warrants issued in connection with the performance of services by the employee. An employer that does not do so is liable for the taxes not withheld if the employee fails to pay his or her taxes for the year in which the non-qualified stock options or warrants are exercised. In 2000 and prior years, the Company generally did not require the withholding of federal, state or local income taxes and in certain years, employment payroll taxes at the time of the exercise of non-qualified stock options or warrants. Prior to 1996, the Company did not comply with tax reporting requirements with respect to the exercise of non-qualified stock options or warrants.

        In January 2003, the New York State Department of Taxation and Finance ("New York State") notified the Company that it was liable for the New York State and City income taxes that were not withheld because one or more of the Company's employees who exercised certain non-qualified stock options in 1999 and 2000 failed to pay New York State and City income taxes for those years. At December 31, 2002, the Company has recorded a gross New York State and City withholding tax liability of approximately $6,800,000 related to this matter. On March 13, 2003, the Company entered into a closing agreement with New York State, paying $4,500,000 to settle the matter. The Company believes that substantially all of the underpayment of New York State and City income tax identified by New York State is attributable to the exercise of non-qualified stock options by its former President and Chief Executive Officer, Dr. Samuel D. Waksal.

        On March 13, 2003, the Company initiated discussions with the Internal Revenue Service (the "IRS") relating to federal income taxes on the exercise of non-qualified stock options on which income tax was not properly withheld. Although the IRS has not yet asserted that the Company is required to make a payment with respect to such failure to withhold, the IRS may assert that such a liability exists, and may further assert that the Company is liable for interest and penalties. The Company has requested and received confirmation from all of its current and substantially all of its former employees who exercised non-qualified stock options in 1999 and 2000, on which no income tax was withheld, that they have reported the appropriate amount of income on their tax returns and paid the taxes shown as due on those returns. Based on this information, the Company has determined that all but an insignificant amount of the potential liability for withholding taxes with respect to exercises of non-qualified stock options in 1999 and 2000 is attributed to those amounts related to Dr. Samuel D. Waksal.

        In addition, in the course of the Company's investigation into its potential liability in respect of the non-qualified stock options described above, the Company has identified certain warrants that were granted in 1991 and prior years to current and former officers, directors and advisors (including the four individuals discussed herein) that the Company previously treated as non-compensatory warrants and thus not subject to tax withholding and information reporting requirements upon exercise. Accordingly, when exercised in 2001 and prior years, the Company did not deduct income and payroll taxes upon exercise or report applicable information to the taxing authorities. Based on the information discovered in the course of the Company's recent investigation, the Company now believes that such treatment was incorrect, and that the exercise of such warrants by current and former officers of the Company should have been treated in the same manner for withholding and reporting purposes as the exercise of non-qualified stock options. The Company has informed the relevant authorities, including the IRS and New York State, of this matter and intends to resolve its liability in respect of these warrants with these taxing authorities in conjunction with its resolution of the matter described above. On June 17, 2003, New York State notified the Company that, based on the issue identified above, they are continuing a previously conducted audit of the Company and are evaluating the terms of the closing agreement to determine whether or not it should be re-opened.

        On April 2, 2003, the Company received a request from the SEC for the voluntary production of documents and information relating to the above matters. The Company is cooperating fully with the SEC, and intends to continue to do so, while also updating the United States Attorney's Office on an ongoing basis.

        One of the officers and directors to whom warrants were issued and previously treated as non-compensatory warrants is Dr. Harlan W. Waksal, the Company's Chief Scientific Officer. In June 2003, Dr. Harlan W. Waksal represented to the Company that he has paid the taxes associated with the exercise of these warrants and further agreed to indemnify the Company for any withholding taxes that may be assessed and are attributable to the Company's failure to deduct income and payroll taxes on all warrants and options that he or his transferee has previously exercised, subject to the consent of Dr. Harlan
W. Waksal, which cannot be unreasonably withheld.

        Two of the other officers and directors to whom warrants were issued and previously treated as non-compensatory warrants are Dr. Samuel D. Waksal and the Company's former General Counsel, John B. Landes. The Company has made demands on both of these individuals to pay the taxes associated with the exercise of these warrants and certain non-qualified stock options and to indemnify the Company against any liability that it may incur to taxing authorities in respect of the warrants or non-qualified stock options that were previously exercised.

        The Company has recognized assets at the time of exercise relating to the above individuals. These assets are based on the fact that individuals are required by law to pay their personal income taxes, as well as the Company's determination that these individuals had the means and intention to satisfy their tax liabilities, and legal claims the Company has against these individuals both during and after their employment with the Company. The Company decided to write-down these assets during the periods noted in the paragraph below.

        Regarding Dr. Samuel D. Waksal, the Company determined that subsequent to the Company's receipt of the "refusal to file" letter, his financial condition deteriorated and therefore the recoverability of the asset became doubtful. Regarding Mr. Landes, based on the limited information available to it, due to the decrease in the Company's stock price during 2002 and corresponding decrease in the value of Mr. Landes' ownership of the Company's securities, the Company determined that recoverability of the asset became doubtful. Based upon these determinations, the asset write-downs of $25,269,000 and $3,384,000 were recorded during the fourth quarter of 2001 for Dr. Samuel D. Waksal and the second quarter of 2002 for Mr. Landes, respectively. The withholding tax liabilities relating to Dr. Samuel D. Waksal and Mr. Landes will remain on the Company's Consolidated Balance Sheets, until such time as these liabilities are satisfied. Should the Company negotiate settlements with the IRS and New York State tax authorities for amounts less than those noted above, the Company would reduce operating expenses for the difference between the withholding tax liabilities and settlement amounts in the period of settlement.

        In April 2003, the Company discovered that it is in breach of certain covenants in its outstanding 1990 IDA Bonds. These bonds are tax-exempt and the Company is required to continue to use the proceeds for a qualified tax-exempt purpose (in this case, manufacturing), until maturity. These bonds, in principal amount of $2,200,000, bearing 11.25% annual interest, mature on May 1, 2004. While the bond proceeds were originally used for manufacturing purposes, a recent internal investigation concluded that in August 1995, this qualified purpose was abandoned and the proceeds have been used for a non-qualified purpose in later periods. As a result, the bond proceeds likely became taxable to the bondholders in August 1995. The Company is required to indemnify the bondholders from any taxes imposed upon them. The Company intends to attempt to settle any tax liability directly with the relevant taxing authorities using procedures established for that purpose. Based on the Company's understanding of these procedures, the Company has recognized a tax liability of $953,000 and $851,000 for the years ended December 31, 2002 and 2001, respectively, on the Consolidated Balance Sheets. The Company has recorded Industrial Development Revenue Bonds tax expense of $98,000 for the years ended December 31, 2002, 2001 and 2000 and interest expense of $4,000, $11,000 and $20,000 for the same periods, respectively. On May 22, 2003, the Company notified the bond trustee of its intent to redeem in full the bonds by repaying the principal amount plus accrued and unpaid interest and has reclassified this debt to current liabilities on the Consolidated Balance Sheets as of December 31, 2002. This redemption is scheduled to occur on June 30, 2003.

        The following charts present the impact of the restatement on a condensed basis:

                                                                DECEMBER 31, 2001
                                                              ----------------------
                                                                  AS
                                                              PREVIOUSLY      AS
                                                               REPORTED    RESTATED
                                                              ----------   ---------
                                                              (DOLLARS IN THOUSANDS)
CONSOLIDATED BALANCE SHEETS:
Withholding tax assets......................................  $      --    $  13,510
Total assets................................................    474,202      487,712
Withholding tax liability...................................         --       38,779
Industrial Development Revenue Bonds tax liability..........         --          851
Current liabilities.........................................     54,284       93,914
Total liabilities...........................................    479,376      519,006
Accumulated deficit.........................................   (346,037)    (372,157)
Stockholders' deficit.......................................     (5,174)     (31,294)
Total liabilities and stockholders' equity (deficit)........  $ 474,202    $ 487,712

                                                      DECEMBER 31, 2001          DECEMBER 31, 2000
                                                   ------------------------   -----------------------
                                                       AS                         AS
                                                   PREVIOUSLY        AS       PREVIOUSLY       AS
                                                    REPORTED      RESTATED     REPORTED     RESTATED
                                                   -----------   ----------   -----------   ---------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS:
Write-down of withholding tax assets.............   $      --    $  25,269     $     --     $     --
Industrial Development Revenue Bonds tax
  expense........................................          --           98           --           98
Total operating expenses*........................     135,212      177,597       74,035       78,973
Operating loss...................................    (101,993)    (127,360)     (72,622)     (72,720)
Interest expense.................................      13,585       13,596       12,085       12,105
Net interest and other (income) expense..........         236          247       (4,867)      (4,847)
Net loss to common stockholders..................    (102,229)    (127,607)     (77,124)     (77,242)
Net loss per share...............................   $   (1.47)   $   (1.84)    $  (1.22)    $  (1.23)

---------------

* Reflects the impact of the restatement amounts discussed herein and the change in classification for corporate partner reimbursements in accordance with EITF No. 01-14 as discussed in Note 2(g) which amounted to $17,018,000 and $4,840,000 for the years ended December 31, 2001 and 2000, respectively.

        The restatement did not impact the amounts presented in the consolidated statements of cash flows for net cash (used in) provided by operating activities, net cash provided by (used in) investing activities or net cash provided by financing activities, although it did impact certain components of cash flows from operating activities.

(4) SECURITIES AVAILABLE FOR SALE

        The securities available for sale by major security type at December 31, 2002 and 2001 were as follows (in thousands):

        At December 31, 2002:

                                                                 GROSS           GROSS
                                                              UNREALIZED       UNREALIZED
                                            AMORTIZED COST   HOLDING GAINS   HOLDING LOSSES   FAIR VALUE
                                            --------------   -------------   --------------   ----------
U.S. Government agency debt...............     $ 14,582         $1,056           $  --         $ 15,638
U.S. corporate debt.......................       39,385            385              (5)          39,765
Foreign corporate debt....................      119,260            447            (332)         119,375
                                               --------         ------           -----         --------
                                               $173,227         $1,888           $(337)        $174,778
                                               ========         ======           =====         ========

        At December 31, 2001:

                                                                 GROSS           GROSS
                                                              UNREALIZED       UNREALIZED
                                            AMORTIZED COST   HOLDING GAINS   HOLDING LOSSES   FAIR VALUE
                                            --------------   -------------   --------------   ----------
U.S. Government agency debt...............     $ 30,822         $2,450           $  --         $ 33,272
U.S. corporate debt.......................       54,915            406            (546)          54,775
Foreign corporate debt....................      207,001            890             (45)         207,846
                                               --------         ------           -----         --------
                                               $292,738         $3,746           $(591)        $295,893
                                               ========         ======           =====         ========

        Maturities of debt securities classified as available for sale were as follows at December 31, 2002 (in thousands):

                                                              AMORTIZED COST   FAIR VALUE
                                                              --------------   ----------
               2003.........................................     $    665       $    670
               2004.........................................       14,950         15,295
               2005.........................................        8,652          8,689
               2006.........................................        6,229          6,232
               2007.........................................        4,977          4,963
               2008 and thereafter..........................      137,754        138,929
                                                                 --------       --------
                                                                 $173,227       $174,778
                                                                 ========       ========

        Proceeds from the sale of investment securities available for sale were $275,175,000, $155,497,000 and $110,772,000 for the years ended December 31,
2002, 2001 and 2000, respectively. Gross realized gains included in income in the years ended December 31, 2002, 2001 and 2000 were $1,757,000, $3,778,000 and
$1,280,000, respectively, and gross realized losses included in income in the years ended December 31, 2002, 2001 and 2000 were $254,000, $44,000 and $22,000, respectively.

        These holdings primarily consist of U.S. corporate and foreign corporate floating rate notes. Interest on the securities is adjusted monthly, quarterly or semi-annually, depending on the instrument, using prevailing interest rates. These holdings are highly liquid and we consider the potential for loss of principal to be minimal. All holdings are denominated in U.S. currency.

(5) PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment are recorded at cost and consist of the following (in thousands):

                                                                      DECEMBER 31,   DECEMBER 31,
                                                                          2002           2001
                                                                      ------------   ------------
              Land..................................................    $  4,899       $  2,733
              Building and building improvements....................      64,849         50,720
              Leasehold improvements................................      11,904          8,302
              Machinery, equipment and computer software............      40,317         33,057
              Furniture and fixtures................................       3,080          2,031
              Construction in progress..............................      91,065         33,080
                                                                        --------       --------
                 Total cost.........................................     216,114        129,923
              Less accumulated depreciation and amortization........     (32,575)       (22,675)
                                                                        --------       --------
            Property, plant and equipment, net......................    $183,539       $107,248
                                                                        ========       ========

        The Company built a Single Product Facility on its campus in Somerville, New Jersey. The facility is approximately 80,000 square feet, contains three 10,000 liter (production volume) fermenters and is dedicated to the clinical and commercial production of ERBITUX. The cost of the facility was approximately $53,000,000, excluding capitalized interest of approximately $1,966,000. The Single Product Facility was ready for its intended use and put in operation in July 2001 and depreciation commenced at that time.

        The Company is building a multiple product manufacturing facility (the "Multiple Product Facility") adjacent to its Single Product Facility in Somerville (Branchburg Township), New Jersey. This new facility will be a multi-use facility with capacity of up to 110,000 liters (production volume). The 250,000 square foot facility will cost approximately $260,000,000, and is being built on land purchased in July 2000. The actual cost of the new facility may change depending upon various factors. The Company incurred approximately $87,057,000 (included in construction in progress in the preceding table), excluding capitalized interest of approximately $2,614,000, in conceptual design, engineering pre-construction and construction costs through December 31, 2002. Through May 6, 2003, committed purchase orders totaling approximately $101,974,000 have been placed for subcontractors and equipment related to this project. In addition, $63,196,000 in engineering, procurement, construction management and validation costs were committed. As of December 31, 2002, $72,332,000 has been paid relating to these committed purchase orders. During August 2002, the Company executed an escrow agreement with Branchburg Township (the "Township"). The agreement required the Company to deposit $5,040,000 in an escrow account until the Company supplies the Township with certain New Jersey Department of Environmental Protection permits and also certain water and sewer permits related to the construction of this facility. The escrow agreement requires the permits to be supplied to the Township by July 1, 2003, at which time the Company will receive back the escrow deposit. Interest that accrues on the escrow deposit is allocated two-thirds to the Company and one-third to the Township. The escrow deposit was requested by the Township to insure that funds would be available to restore the site to its original condition should the Company fail to obtain such permits required for construction at the site. The escrow deposit, including the Company's portion of the interest, totaled $5,073,000 at December 31, 2002 and is included in other current assets in the consolidated balance sheet. The Company has satisfied the requirements of the Township and received the escrow principal and accrued interest totaling $5,101,000 during April 2003.

        In January 2002, the Company purchased real estate consisting of a 7.5-acre parcel of land located adjacent to the Company's Single Product Facility and pilot facility in Somerville, New Jersey. The real estate includes an existing 50,000 square foot building, 40,000 square feet of which is warehouse space and 10,000 square feet of which is office space. The purchase price for the property and building was approximately $7,020,000, of which approximately $1,125,000 related to the purchase of the land and approximately $5,895,000 related to the purchase of the building. The Company is using this property for warehousing and material logistics for its Somerville campus. As of December 31, 2002, the Company has incurred approximately $1,050,000 (included in construction in progress in the preceding table), for the retrofit of this facility. The total cost for the retrofit will be approximately $1,150,000.

        In May 2002, the Company purchased real estate consisting of a 6.94-acre parcel of land located across the street from the Company's Single Product Facility in Somerville, New Jersey. The real estate includes an existing building with 46,000 square feet of office space. The purchase price for the property was approximately $4,515,000, of which approximately $1,041,000 was related to the purchase of the land and approximately $3,474,000 was related to the purchase of the building. The Company is using this property as the administrative building for its Somerville campus. As of December 31, 2002, the Company has incurred approximately $4,486,000 for the retrofit of this facility. The administrative building was ready for its intended use and put in operation in December 2002 and depreciation commenced at that time. The total cost for the retrofit will be approximately $5,200,000.

        The process of preparing consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires the Company to evaluate the carrying values of its long-lived assets. The recoverability of the carrying values of the Company's Single Product Facility and its Multiple Product Facility currently being built will depend on
(1) receiving FDA approval of ERBITUX, (2) receiving FDA approval of the manufacturing facilities and (3) the Company's ability to earn sufficient returns on ERBITUX. Based on management's current estimates, the Company expects to recover the carrying value of such assets.

(6) INVESTMENT IN EQUITY SECURITIES

        In May 2000, the Company made an equity investment in ValiGen N.V. ("ValiGen"), a private biotechnology company specializing in therapeutic target identification and validation using the tools of genomics and gene expression analysis. The Company purchased 705,882 shares of ValiGen's series A preferred stock and received a five-year warrant to purchase 388,235 shares of ValiGen's common stock at an exercise price of $12.50 per share. The aggregate purchase price was $7,500,000. The Company assigned a value of $594,000 to the warrant based on the Black-Scholes Pricing Model. The ValiGen series A preferred stock contains voting rights identical to holders of ValiGen's common stock. Each share of ValiGen series A preferred stock is convertible into one share of ValiGen common stock. The Company may elect to convert the ValiGen series A preferred stock at any time; provided, that the ValiGen preferred stock will automatically convert into ValiGen common stock upon the closing of an initial public offering of ValiGen's common stock with gross proceeds of not less than $20,000,000. The Company also received certain protective rights and customary registration rights under this arrangement. The Company recorded this original investment in ValiGen using the cost method of accounting. During the second quarter of 2001, the Company purchased 160,000 shares of ValiGen's series B preferred stock for $2,000,000. The terms of the series B preferred stock are substantially the same as the series A preferred stock. The investment in ValiGen represented approximately 7% of ValiGen's outstanding equity at the time of purchase. As of June 30, 2001, the Company had completely written-off its investment in ValiGen based on the modified equity method of accounting. Included in loss (gain) on securities and investments are write-downs of the Company's investment in ValiGen of $4,375,000 for the year ended December 31, 2001. In the spring of 2001, the Company also entered into a no-cost Discovery Agreement with ValiGen to evaluate certain of its technology. After the Company made its investment in ValiGen, the Company's former President and Chief Executive Officer, Dr. Samuel D. Waksal, became a member of ValiGen's Board of Directors.

        During the second quarter of 2001, the Company made a $1,000,000 loan to A.C.T. Group, Inc. ("A.C.T. Group") and received its convertible promissory note and five-year warrant to purchase its common stock as consideration. A.C.T. Group is developing cloned cells and tissues for application in cell and organ transplant therapy. The promissory note was due November 30, 2001, did not bear interest, and was converted, as stipulated in the promissory note, to common stock with a right to purchase up to an additional $1,000,000 worth of A.C.T. Group common stock at $1.60 per share. The Company has opted not to purchase additional shares of common stock. The warrant to purchase common stock entitles the Company to buy $1,000,000 worth of A.C.T. Group common stock beginning November 30, 2001 at a per share price of $1.60. Due to the uncertainty regarding the ultimate collection of the note and the absence of a readily determinable market value for A.C.T. Group's common and preferred stock, the Company recorded a $1,000,000 write-down of the note during the year ended December 31, 2001. The write-down is included in loss (gain) on securities and investments in the accompanying consolidated statement of operations for the year ended December 31, 2001. During April 2002, the Company executed its right to convert the note into A.C.T. Group common stock and received 625,000 shares of common stock in A.C.T. Group, Inc. The Company's former President and Chief Executive Officer, Dr. Samuel D. Waksal, was a member of A.C.T. Group's Board of Directors during 2001 and resigned from its Board during 2002.

(7) ACCRUED EXPENSES

        The following items are included in accrued expenses: (in thousands)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                2002           2001
                                                                -------        -------
               Salaries and other payroll related
                 expenses...................................    $ 4,496        $ 4,818
               Research and development contract services...     26,337          4,360
               Other........................................      6,544          2,632
                                                                -------        -------
                                                                $37,377        $11,810
                                                                =======        =======

(8) WITHHOLDING TAXES

        Amounts related to the following items are included in withholding tax assets: (in thousands)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
               Dr. Harlan W. Waksal*........................    $ 9,982        $ 9,958
               John B. Landes...............................         --          3,384
               Other........................................        168            168
                                                                -------        -------
                                                                $10,150        $13,510
                                                                =======        =======

        * In June 2003, Dr. Harlan W. Waksal represented to the Company that he has paid the taxes associated with the exercise of these warrants and further agreed to indemnify the Company for any withholding taxes that may be assessed and are attributable to the Company's failure to deduct income and payroll taxes on all warrants and options that he or his transferee has previously exercised, subject to the consent of Dr. Harlan W. Waksal, which cannot be unreasonably withheld.

        Amounts related to the following items are included in withholding tax liability: (in thousands)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
               Withholding tax related to exercise of stock
                 options, and warrants......................    $38,349        $38,349
               Other........................................        462            430
                                                                -------        -------
                                                                $38,811        $38,779
                                                                =======        =======

        Amounts related to the following items are included in Industrial Development Revenue Bonds tax liability: (in thousands)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
               Tax related to the 1990 IDA Bonds............      $710           $612
               Accrued interest on tax related to the 1990
                 IDA Bonds..................................       243            239
                                                                  ----           ----
                                                                  $953           $851
                                                                  ====           ====

(9) LONG-TERM DEBT

        Long-term debt consists of the following: (in thousands)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
               5 1/2% Convertible Subordinated Notes due
                 March 1, 2005..............................    $240,000       $240,000
               11 1/4% Industrial Development Revenue Bond
                 due May 1, 2004............................       2,200          2,200
                                                                --------       --------
                                                                 242,200        242,200
               Less current portion.........................      (2,200)            --
                                                                --------       --------
                                                                $240,000       $242,200
                                                                ========       ========

        In February 2000, the Company completed a private placement of $240,000,000 in convertible subordinated notes due March 1, 2005. The Company received net proceeds from this offering of approximately $231,500,000, after deducting costs associated with the offering. Accrued interest on the notes was approximately $4,400,000 at December 31, 2002 and 2001, respectively. The holders may convert all or a portion of the notes into common stock at any time on or before March 1, 2005 at a conversion price of $55.09 per share, subject to adjustment under certain circumstances. The notes are subordinated to all existing and future senior indebtedness. The Company may redeem any or all of the notes at any time prior to March 6, 2003, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to the redemption date if the closing price of the common stock has exceeded 150% of the conversion price for at least 20 trading days in any consecutive 30-trading day period, provided the Company makes an additional payment of $152.54 per $1,000 aggregate principal amount of notes, minus the amount of any interest actually paid thereon prior to the redemption notice date. On or after March 6, 2003, the Company may redeem any or all of the notes at specified redemption prices, plus accrued and unpaid interest to the day preceding the redemption date. The Company was required to file with the SEC and obtain the effectiveness of a shelf registration statement covering resales of the notes and the common stock. Such registration statement was declared effective in July 2000. Upon the occurrence of a "fundamental change" as defined in the agreement, holders of the notes may require the Company to redeem the notes at a price equal to 100% of the principal amount to be redeemed.

        On May 2, 2003, the Company informed the trustee for the Convertible Subordinated Notes of its withholding tax issues and the delay in filing this Form 10-K and of the Company's intention to satisfy its tax liabilities upon completion of its discussions with the relevant taxing authorities and to file its Form 10-K as soon as possible. The indenture for the Convertible Subordinated Notes includes covenants requiring the Company to timely pay taxes and timely make Exchange Act filings. Under the indenture, there can be no acceleration of payment of the notes until the Company receives a notice of default from the trustee or a specified percentage of the note holders and a 60-day grace period lapses. The Company has not received any such notice. If, at some point in the future, the Company were to receive such a notice and if it was determined at that time that the Company was not in compliance with applicable covenants, the Company intends to and believes it would be able to cure such non-compliance within the 60-day grace period.

        In August 1990, the NYIDA issued $2,200,000 principal amount of its 11 1/4% Industrial Development Revenue Bonds due May 2004 (the "1990 IDA Bonds"). The proceeds from the sale of the 1990 IDA Bonds were used by the Company at its research and development facility in downtown New York City. The Company has granted a security interest in certain equipment located in this New York City facility purchased with the proceeds from the 1990 IDA Bonds to secure the obligations of the Company relating to the 1990 IDA Bonds. In April 2003, the Company discovered that it is in breach of certain covenants in its 1990 IDA Bonds. These bonds are tax-exempt and the Company is required to continue to use the proceeds for a qualified tax-exempt purpose (in this case, manufacturing), until maturity. While the bond proceeds were originally used for manufacturing purposes, a recent internal investigation concluded that in August 1995, this qualified purpose was abandoned and the proceeds have been used for a non-qualified purpose in later periods. As a result, the bond proceeds likely became taxable to the bondholders in August 1995. The Company is required to indemnify the bondholders from any taxes imposed upon them. The Company intends to attempt to settle any tax liability directly with the relevant taxing authorities using procedures established for that purpose. The Company has recognized a tax liability of $953,000 and $851,000 in its Consolidated Balance Sheets as of December 31, 2002 and 2001, respectively. The estimate of this tax liability was based upon the Voluntary Closing Agreement Program ("VCAP") projected penalty rate on the 1990 IDA Bonds interest payments for the period August 1995 through December 31, 2002 for federal income tax purposes. On May 22, 2003, the Company notified the bond trustee of its intent to redeem in full the bonds by repaying the principal amount plus accrued and unpaid interest and has reclassified this debt to current liabilities on the Consolidated Balance Sheet as of December 31, 2002. This redemption is scheduled to occur on June 30, 2003.

(10) OTHER LONG-TERM LIABILITIES

        Other long-term liabilities consisted of the following: (in thousands)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
               Liability under capital lease obligations....      $112          $ 470
               Other........................................        19             35
                                                                  ----          -----
                                                                   131            505
               Less current portion.........................       (79)          (426)
                                                                  ----          -----
                                                                  $ 52          $  79
                                                                  ====          =====

        The Company has obligations under various capital leases for certain laboratory, office and computer equipment and also certain building improvements primarily under two financing agreements with Finova Technology Finance, Inc. ("Finova") entered into in 1996 and 1998. The financing agreements allowed the Company to finance the lease of equipment and make certain building and leasehold improvements to existing facilities. Each lease has a fair market value purchase option at the expiration of its 42-month or 48-month term. Pursuant to the financing agreement entered into in 1996, the Company issued to Finova a warrant to purchase 46,440 shares of common stock at an exercise price of $4.85 per share which was exercised in November 1999. The Company recorded a non-cash debt discount of approximately $125,000 in connection with this financing. This discount has been amortized over the 42-month term of the first lease. The Company has entered into twelve individual leases under the financing agreements aggregating a total cost of $3,695,000. There is no further funding available under these agreements. During the years ended December 31, 2002, 2001 and 2000, the Company elected to exercise the fair market value purchase option at the expiration of the first ten leases under the 1996 and 1998 agreements. There are no covenants associated with these financing agreements that materially restrict the Company's activities. See Notes 16 and 18.

        At December 31, 2002 and 2001, the amounts of laboratory, office and computer equipment, building improvements and furniture and fixtures and the related accumulated depreciation recorded under all capital leases were as follows: (in thousands)

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2002            2001
                                                              ------------    ------------
               Laboratory, office and computer equipment....     $ 496           $1,495
               Building improvements........................       102              313
               Furniture and fixtures.......................        78              163
                                                                 -----           ------
                                                                   676            1,971
               Less accumulated depreciation................      (332)            (985)
                                                                 -----           ------
                                                                 $ 344           $  986
                                                                 =====           ======

(11) CHANGE IN ACCOUNTING POLICY FOR REVENUE RECOGNITION

        The Company adopted SAB 101 in the fourth quarter of 2000 with an effective date of January 1, 2000, implementing a change in accounting policy with respect to revenue recognition. See Note 2(g). The adoption of SAB 101 resulted in a $2,596,000 cumulative effect of a change in accounting policy related to nonrefundable upfront licensing fees received from Merck KGaA in connection with the development and commercialization agreement with Merck KGaA with respect to the Company's principal cancer vaccine product candidate, BEC2 and the recombinant gp75 antigen. The cumulative effect represents revenue originally recorded upon receipt of such payments that now is recorded as deferred revenue and recognized over the life of the related patent(s). During the year ended December 31, 2000, the impact of the change in accounting policy increased net loss by $2,434,000, or $0.04 per share, comprising the $2,596,000 cumulative effect of the change described above, net of $162,000 of related deferred revenue that was recognized during the period.

(12) COLLABORATIVE AGREEMENTS

(a) MERCK KGAA

        In April 1990, the Company entered into a development and commercialization agreement with Merck KGaA with respect to BEC2 and the recombinant gp75 antigen. The agreement has been amended a number of times, most recently in December 1997. The agreement grants Merck KGaA a license, with the right to sublicense, to make, have made, use, sell, or have sold BEC2 and gp75 antigen outside North America. The agreement also grants Merck KGaA a license, without the right to sublicense, to use, sell, or have sold, but not to make BEC2 within North America in conjunction with the Company. Pursuant to the terms of the agreement the Company has retained the rights, (1) without the right to sublicense, to make, have made, use, sell, or have sold BEC2 in North America in conjunction with Merck KGaA and (2) with the right to sublicense, to make, have made, use, sell, or have sold gp75 antigen in North America. In return, the Company has recognized research support payments totaling $4,700,000 and is not entitled to any further research support payments under the agreement. Merck KGaA is also required to make payments of up to $22,500,000, of which $4,000,000 has been recognized through December 31, 2002, based on milestones achieved in the licensed products' development. Merck KGaA is also responsible for worldwide costs of up to DM17,000,000 associated with a multi-site, multinational phase III clinical trial for BEC2 in limited disease small-cell lung carcinoma. This expense level was reached during the fourth quarter of 2000 and all expenses incurred from that point forward are being shared 60% by Merck KGaA and 40% by the Company. The Company incurred approximately $1,138,000, $657,000 and $412,000 associated with this agreement in the years ended December 31, 2002, 2001 and 2000, respectively. Such cost sharing applies to all expenses beyond the DM17,000,000 threshold. Merck KGaA is also required to pay royalties on the eventual sales of BEC2 outside of North America, if any. Revenues from sales, if any, of BEC2 in North America will be distributed in accordance with the terms of a co-promotion agreement to be negotiated by the parties.

        In December 1998, the Company entered into a development and license agreement with Merck KGaA with respect to ERBITUX. In exchange for granting Merck KGaA exclusive rights to market ERBITUX outside of the United States and Canada and co-exclusive development rights in Japan, the Company received through December 31, 2002, $30,000,000 in up-front fees and early cash-based milestone payments based on the achievement of defined milestones. An additional $30,000,000 can be received, of which $5,000,000 has been received through December 31, 2002, $6,000,000 was received on May 16, 2003, and $3,000,000 was received on June 16, 2003, assuming the achievement of further milestones for which Merck KGaA will receive equity in the Company. In August 2001, the Company received its first equity-based milestone payment totaling $5,000,000 and accordingly issued to Merck KGaA 63,027 shares of its common stock. The number of shares issued for this milestone payment was determined using a price of $79.33 per share. During the year ended December 31, 2001, the Company recognized revenue of approximately $1,760,000 representing the excess of the amount paid by Merck KGaA for these shares over the fair value of the Company's common stock. On April 16, 2003, the Company achieved a second equity-based milestone that triggered a payment of $6,000,000. On May 16, 2003, the Company received payment from Merck KGaA of $6,000,000 for this milestone. Upon receipt of this payment, the Company issued to Merck KGaA 334,471 shares of ImClone Systems' common stock, at a price of $17.94 per share, representing the sale of these shares at a ten percent premium to market value as provided in the license. On May 16, 2003, the Company achieved a third equity-based milestone that triggered a payment of $3,000,000. On June 16, 2003, the Company received payment from Merck KGaA of $3,000,000 for this milestone. Upon receipt of this payment, the Company issued to Merck KGaA 150,007 shares of ImClone Systems' common stock, at a price of $20.00 per share, representing the sale of these shares at a ten percent premium to market value as provided in the license. The equity underlying the remaining milestone payments will be priced at varying premiums to the then-market price of the common stock depending upon the timing of the achievement of the respective milestones. Merck KGaA will pay the Company a royalty on future sales of ERBITUX outside of the United States and Canada, if any. This agreement may be terminated by Merck KGaA in various instances, including (1) at its discretion on any date on which a milestone is achieved (in which case no milestone payment will be made), or (2) for a one-year period after first commercial sale of ERBITUX in Merck KGaA's territory, upon Merck KGaA's reasonable determination that the product is economically unfeasible (in which case Merck KGaA is entitled to receive back 50% of the cash-based up front fees and milestone payments then paid to date, but only out of revenues received, if any, based upon a royalty rate applied to the gross profit from ERBITUX sales or a percentage of ERBITUX fees and royalties received from a sublicensee on account of the sale of ERBITUX in the United States and Canada). In August 2001, the Company and Merck KGaA amended this agreement to provide, among other things, that Merck KGaA may manufacture ERBITUX for supply in its territory and may utilize a third party to do so upon the Company's reasonable acceptance. The amendment further released Merck KGaA from its obligations under the agreement relating to providing a guaranty under a $30,000,000 credit facility relating to the build-out of the Company's Single Product Facility. In addition, the amendment provides that the companies have co-exclusive rights to ERBITUX in Japan, including the right to sublicense and Merck KGaA waived its right of first offer in the case of a proposed sublicense by the Company of ERBITUX in the Company's territory. In consideration for the amendment, the Company agreed to a reduction in royalties payable by Merck KGaA on sales of ERBITUX in Merck KGaA's territory.

        In conjunction with Merck KGaA, the Company has expanded the trial of ERBITUX plus radiotherapy in squamous cell carcinoma of the head and neck. In order to support clinical trials, Merck KGaA has agreed to purchase ERBITUX manufactured by Lonza Biologics plc ("Lonza") and the Company for use in these trials and has further agreed to reimburse the Company for one-half of the outside contract service costs incurred with respect to the Phase III clinical trial of ERBITUX for the treatment of head and neck cancer in combination with radiation. In September 2002, the Company entered into a binding term sheet, effective as of April 15, 2002, for the supply of ERBITUX to Merck KGaA, which replaces previous supply arrangements. The term sheet provides for Merck KGaA to purchase bulk and finished ERBITUX ordered from the Company during the term of the December 1998 development and license agreement at a price equal to the Company's fully loaded cost of goods. The term sheet also provides for Merck KGaA to use reasonable efforts to enter into its own contract manufacturing agreements for supply of ERBITUX by 2004 and obligates Merck KGaA to reimburse the Company for costs associated with transferring technology and any other services requested by Merck KGaA relating to establishing its own manufacturing or contract manufacturing capacity. Amounts due from Merck KGaA related to these arrangements totaled approximately $2,462,000 and $1,503,000 at December 31, 2002 and 2001, respectively, and are included in amounts due from corporate partners in the consolidated balance sheets. The Company recorded collaborative agreement revenue related to these arrangements in the consolidated statements of operations totaling approximately $16,864,000, $9,924,000 and $4,476,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Of these amounts, $13,941,000, $6,531,000 and $1,897,000 for the years ended December 31,
2002, 2001 and 2000, respectively, related to reimbursable costs associated with supplying ERBITUX to Merck KGaA for use in clinical trials. A portion of the ERBITUX sold to Merck KGaA was produced in prior periods and the related manufacturing costs amounting to $6,594,000 and $3,168,000 for the years ended December 31, 2002 and 2001 respectively, have been expensed in prior periods when the related raw materials were purchased and the associated direct labor and overhead was consumed or, in the case of contract manufacturing, when such services were performed. Reimbursable research and development expenses were incurred and totaled approximately $2,494,000 $3,393,000 and $2,579,000 for the years ended December 31, 2002, 2001 and 2000, respectively. These amounts have been recorded as research and development expenses and also as collaborative agreement revenue in the consolidated statements of operations.

(b) BRISTOL-MYERS SQUIBB COMPANY

        On September 19, 2001, the Company entered into an acquisition agreement (the "Acquisition Agreement") with BMS and Bristol-Myers Squibb Biologics Company, a Delaware corporation ("BMS Biologics"), which is a wholly-owned subsidiary of BMS, providing for the tender offer by BMS Biologics to purchase up to 14,392,003 shares of the Company's common stock for $70.00 per share, net to the seller in cash. In connection with the Acquisition Agreement, the Company entered into a stockholder agreement with BMS and BMS Biologics, dated as of September 19, 2001 (the "Stockholder Agreement"), pursuant to which all parties agreed to various arrangements regarding the respective rights and obligations of each party with respect to, among other things, the ownership of shares of the Company's common stock by BMS and BMS Biologics. Concurrent with the execution of the Acquisition Agreement and the Stockholder Agree-ment, the Company entered into the Commercial Agreement with BMS and E.R. Squibb, relating to ERBITUX, pursuant to which, among other things, BMS and E.R. Squibb are co-developing and co-promoting ERBITUX in the United States and Canada with the Company, and are co-developing and co-promoting ERBITUX with the Company and either together or co-exclusively with Merck KGaA.

        On March 5, 2002, the Company amended the Commercial Agreement with E.R. Squibb and BMS. The amendment changed certain economics of the Commercial Agreement and has expanded the clinical and strategic roles of BMS in the ERBITUX development program. One of the principal economic changes to the Commercial Agreement is that the Company received payments of $140,000,000 on March 7, 2002 and $60,000,000 on March 5, 2003. Such payments are in lieu of the $300,000,000 milestone payment the Company would have received upon acceptance by the FDA of the ERBITUX BLA under the original terms of the Commercial Agreement. In addition, the Company agreed to resume and has resumed construction of its Multiple Product Facility. The terms of the Commercial Agreement, as amended on March 5, 2002, are set forth in more detail below.

ACQUISITION AGREEMENT

        On October 29, 2001, pursuant to the Acquisition Agreement, BMS Biologics accepted for payment pursuant to the tender offer 14,392,003 shares of the Company's common stock on a pro rata basis from all tendering shareholders and those conditionally exercising stock options.

STOCKHOLDER AGREEMENT

        Pursuant to the Stockholder Agreement, the Company's Board of Directors (the "Board") was increased from ten to twelve members. BMS received the right to nominate two directors to the Company's Board of Directors (each a "BMS director") so long as its ownership interest in ImClone Systems is 12.5% or greater. If BMS' ownership interest is 5% or greater but less than 12.5%, BMS will have the right to nominate one BMS director, and if BMS' ownership interest is less than 5%, BMS will have no right to nominate a BMS director. If the size of the Board is increased to a number greater than twelve, the number of BMS directors would be increased, subject to rounding, such that the number of BMS directors is proportionate to the lesser of BMS' then-current ownership interest and 19.9%. Notwithstanding the foregoing, BMS will have no right to nominate any BMS directors if (i) the Company has terminated the Commercial Agreement due to a material breach by BMS or (ii) BMS' ownership interest were to remain below 5% for 45 consecutive days.

        Based on the number of shares of common stock acquired pursuant to the tender offer, BMS has the right to nominate two directors. BMS designated Andrew
G. Bodnar, M.D., J.D., BMS' Senior Vice President, Strategy and Medical & External Affairs, as one of the initial BMS directors. The nomination of Dr. Bodnar was approved by the Board on November 15, 2001. The other BMS director position was initially filled by Peter S. Ringrose, M.A, Ph.D. Dr. Ringrose, who recently retired from his position of Chief Scientific Officer and President, Pharmaceutical Research Institute at BMS, also resigned from his director position with the Company. BMS has not yet designated a replacement to fill Dr. Ringrose's vacated Board seat.

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

        Approval Required for Certain Actions. The Company may not take any action that constitutes a prohibited action under the Stockholder Agreement without the consent of the BMS directors, until September 19, 2006 or earlier if any of the following occurs: (i) a reduction in BMS's ownership interest to below 5% for 45 consecutive days, (ii) a transfer or other disposition of shares of the Company's common stock by BMS or any of its affiliates such that BMS and its affiliates own or have control over less than 75% of the maximum number of shares of the Company's common stock owned by BMS and its affiliates at any time after September 19, 2001, (iii) an acquisition by a third party of more than 35% of the outstanding shares of the Company's common stock, (iv) a termination of the Commercial Agreement by BMS due to significant regulatory or safety concerns regarding ERBITUX, or (v) a termination of the Commercial Agreement due to a material breach by BMS. Such prohibited actions include (i) issuing additional shares or securities convertible into shares in excess of 21,473,002 shares of the Company's common stock in the aggregate, subject to certain exceptions; (ii) incurring additional indebtedness if the total of (A) the principal amount of indebtedness incurred since September 19, 2001 and then-outstanding, and (B) the net proceeds from the issuance of any redeemable preferred stock then-outstanding, would exceed the Company's amount of indebtedness for borrowed money outstanding as of September 19, 2001 by more than $500 million; (iii) acquiring any business if the aggregate consideration for such acquisition, when taken together with the aggregate consideration for all other acquisitions consummated during the previous twelve months, is in excess of 25% of our aggregate value at the time the binding agreement relating to such acquisition was entered into; (iv) disposing of all or any substantial portion of the Company's non-cash assets; (v) entering into non-competition agreements that would be binding on BMS, its affiliates or any BMS director; (vi) taking certain actions that would have a discriminatory effect on BMS or any of its affiliates as a stockholder; and (vii) issuing capital stock with more than one vote per share.

        Limitation on Additional Purchases of Shares and Other Actions. Subject to the exceptions set forth below, until September 19, 2006 or, if earlier, the occurrence of any of (i) an acquisition by a third party of more than 35% of the Company's outstanding shares, (ii) the first anniversary of a reduction in BMS's ownership interest in the Company to below 5% for 45 consecutive days, or (iii) the Company's taking a prohibited action under the Stockholder Agreement without the consent of the BMS directors, neither BMS nor any of its affiliates will acquire beneficial ownership of any shares of the Company's common stock or take any of the following actions: (i) encourage any proposal for a business combination with the Company's or an acquisition of our shares; (ii) participate in the solicitation of proxies from holders of shares of the Company's common stock; (iii) form or participate in any "group" (within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934) with respect to shares of the Company's common stock; (iv) enter into any voting arrangement with respect to shares of the Company's common stock; or (v) seek any amendment to or waiver of these restrictions.

        The following are exceptions to the standstill restrictions described above: (i) BMS Biologics may acquire beneficial ownership of shares of the Company's common stock either in the open market or from the Company pursuant to the option described below, so long as, after giving effect to any such acquisition of shares, BMS' ownership interest would not exceed 19.9%; (ii) BMS may make, subject to certain conditions, a proposal to the Board to acquire shares of the Company's common stock if the Company provides material non-public information to a third party in connection with, or begin active negotiation of, an acquisition by a third party of more than 35% of the outstanding shares;
(iii) BMS may acquire shares of the Company's common stock if such acquisition has been approved by a majority of the non-BMS directors; and (iv) BMS may make, subject to certain conditions, including that an acquisition of shares be at a premium of at least 25% to the prevailing market price, non-public requests to the Board to amend or waive any of the standstill restrictions described above. Certain of the exceptions to the standstill provisions described above will terminate upon the occurrence of: (i) a reduction in BMS's ownership interest in the Company to below 5% for 45 consecutive days, (ii) a transfer or other disposition of shares of the Company's common stock by BMS or any of its affiliates such that BMS and its affiliates own or have control over less than 75% of the maximum number of shares owned by BMS and its affiliates at any time after September 19, 2001, (iii) a termination of the Commercial Agreement by BMS due to significant regulatory or safety concerns regarding ERBITUX, or (iv) a termination of the Commercial Agreement by the Company due to a material breach by BMS.

        Option to Purchase Shares in the Event of Dilution. BMS Biologics has the right under certain circumstances to purchase additional shares of common stock from the Company at market prices, pursuant to an option granted to BMS by the Company, in the event that BMS's ownership interest is diluted (other than by any transfer or other disposition by BMS or any of its affiliates). BMS can exercise this right (i) once per year, (ii) if the Company issues shares of common stock in excess of 10% of the then-outstanding shares in one day, and
(iii) if BMS's ownership interest is reduced to below 5% or 12.5%. BMS Biologics' right to purchase additional shares of common stock from the Company pursuant to this option will terminate on September 19, 2006 or, if earlier, upon the occurrence of (i) an acquisition by a third party of more than 35% of the outstanding shares, or (ii) the first anniversary of a reduction in BMS's ownership interest in the Company to below 5% for 45 consecutive days.

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

        Registration Rights. The Company granted BMS customary registration rights with respect to shares of common stock owned by BMS or any of its affiliates.

COMMERCIAL AGREEMENT

        Rights Granted to E.R. Squibb. Pursuant to the Commercial Agreement, as amended on March 5, 2002, the Company granted to E.R. Squibb (i) the exclusive right to distribute, and the co-exclusive right to develop and promote (together with the Company) any prescription pharmaceutical product using the compound ERBITUX (the "product") in the United States and Canada, (ii) the co-exclusive right to develop, distribute and promote (together with the Company and together or co-exclusively with Merck KGaA and its affiliates) the product in Japan, and
(iii) the non-exclusive right to use the Company's registered trademarks for the product in the United States, Canada and Japan (collectively, the "territory") in connection with the foregoing. In addition, the Company agreed not to grant any right or license to any third party, or otherwise permit any third party, to develop ERBITUX for animal health or any other application outside the human health field without the prior consent of E.R. Squibb (which consent may not be unreasonably withheld).

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

        Up-Front and Milestone Payments. The Commercial Agreement provides for up-front and milestone payments by E.R. Squibb to the Company of $900,000,000 in the aggregate, of which $200,000,000 was paid on September 19, 2001, $140,000,000 was paid on March 7, 2002, $60,000,000 was paid on March 5, 2003,
$250,000,000 is payable upon receipt of marketing approval from the FDA with respect to an initial indication for ERBITUX and $250,000,000 is payable upon receipt of marketing approval from the FDA with respect to a second indication for ERBITUX. All such payments are non-refundable and non-creditable.

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

        Development of the Product. Responsibilities associated with clinical and other ongoing studies are apportioned between the parties as determined by the product development committee described below. The Commercial Agreement provides for the establishment of clinical development plans setting forth the activities to be undertaken by the parties for the purpose of obtaining marketing approvals, providing market support and developing new indications and formulations of the product. After transition of responsibilities for certain clinical and other studies, each party is primarily responsible for performing the studies designated to it in the clinical development plans. In the United States and Canada, the Commercial Agreement provides that E.R. Squibb is responsible for 100% of the cost of all clinical studies other than those studies undertaken post-launch which are not pursuant to an IND (e.g. Phase IV studies), the cost of which is shared equally between E.R. Squibb and ImClone Systems. As between E.R. Squibb and ImClone Systems, each is responsible for 50% of the costs of all studies in Japan. The Company has also agreed, and may agree in the future, to share with E.R. Squibb, on terms other than the foregoing, costs of clinical trials that the Company believes are not potentially registrational but should be undertaken prior to launch in the United States, Canada or Japan. Except as otherwise agreed upon by the parties, the Company will own all registrations for the product and are primarily responsible for the regulatory activities leading to registration in each country. E.R. Squibb will be primarily responsible for the regulatory activities in each country after the product has been registered in that country. Pursuant to the terms of the Commercial Agreement, as amended, Andrew G. Bodnar, M.D., J.D., Senior Vice President, Strategy and Medical & External Affairs of BMS, and a member of the Company's Board of Directors, will oversee the implementation of the clinical and regulatory plan for ERBITUX.

        Distribution and Promotion of the Product. Pursuant to the Commercial Agreement, E.R. Squibb has agreed to use all commercially reasonable efforts to launch, promote and sell the product in the territory with the objective of maximizing the sales potential of the product and promoting the therapeutic profile and benefits of the product in the most commercially beneficial manner. In connection with its responsibilities for distribution, marketing and sales of the product in the territory, E.R. Squibb is performing all relevant functions, including but not limited to the provision of all sales force personnel, marketing (including all advertising and promotional expenditures), warehousing and physical distribution of the product. However, the Company has the right, at its election and sole expense, to co-promote with E.R. Squibb the product in the territory. Pursuant to this co-promotion option, which the Company has exercised, the Company is entitled on and after April 11, 2002 (at the Company's sole expense) to have the Company's sales force participate in the promotion of the product consistent with the marketing plan agreed upon by the parties, provided that E.R. Squibb will retain the exclusive rights to sell and distribute the product. Except for the Company's expenses incurred pursuant to the co-promotion option, E.R. Squibb is responsible for 100% of the distribution, sales and marketing costs in the United States and Canada, and as between E.R. Squibb and ImClone Systems, each is responsible for 50% of the distribution, sales, marketing costs and other related costs and expenses in Japan.

        Manufacture and Supply. The Commercial Agreement provides that the Company is responsible for the manufacture and supply of all requirements of ERBITUX in bulk form ("API") for clinical and commercial use in the territory, and that E.R. Squibb will purchase all of its requirements of API for commercial use from the Company. The Company will supply API for clinical use at the Company's fully burdened manufacturing cost, and will supply API for commercial use at the Company's fully burdened manufacturing cost plus a mark-up of 10%. Upon the expiration, termination or assignment of any existing agreements between ImClone Systems and third party manufacturers, E.R. Squibb will be responsible for processing API into the finished form of the product.

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

        Right of First Offer. E.R. Squibb has a right of first offer with respect to our IMC-KDR antibodies should the Company decide to enter into a partnering arrangement with a third party with respect to IMC-KDR antibodies at any time prior to the earlier to occur of September 19, 2006 and the first anniversary of the date which is 45 days after any date on which BMS's ownership interest in ImClone Systems is less than 5%. If the Company decides to enter into a partnering arrangement during such period, the Company must notify E.R. Squibb. If E.R. Squibb notifies the Company that it is interested in such an arrangement, the Company will provide its proposed terms to E.R. Squibb and the parties will negotiate in good faith for 90 days to attempt to agree on the terms and conditions of such an arrangement. If the parties do not reach agreement during this period, E.R. Squibb must propose the terms of an arrangement which it is willing to enter into, and if the Company rejects such terms the Company may enter into an agreement with a third party with respect to such a partnering arrangement (provided that the terms of any such agreement may not be more favorable to the third party than the terms proposed by E.R. Squibb).

        Right of First Negotiation. If, at any time during the restricted period (as defined below), the Company is interested in establishing a partnering relationship with a third party involving certain compounds or products not related to ERBITUX, the product or IMC-KDR antibodies, the Company must notify E.R. Squibb and E.R. Squibb will have 90 days to enter into a non-binding heads of agreement with the Company with respect to such a partnering relationship. In the event that E.R. Squibb and ImClone Systems do not enter into a non-binding heads of agreement, the Company is free to negotiate with third parties without further obligation to E.R. Squibb. The "restricted period" means the period from September 19, 2001 until the earliest to occur of (i) September 19, 2006, (ii) a reduction in BMS's ownership interest in ImClone Systems to below 5% for 45 consecutive days, (iii) a transfer or other disposition of shares of the Company's common stock by BMS or any of its affiliates such that BMS and its affiliates own or have control over less than 75% of the maximum number of shares of the Company's common stock owned by BMS and its affiliates at any time after September 19, 2001, (iv) an acquisition by a third party of more than 35% of the outstanding Shares, (v) a termination of the Commercial Agreement by BMS due to significant regulatory or safety concerns regarding ERBITUX, or (vi) the Company's termination of the Commercial Agreement due to a material breach by BMS.

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

        Ownership. The Commercial Agreement provides that the Company own all data and information concerning ERBITUX and the product and (except for the E.R. Squibb Inventions) all processes, know-how and other inventions relating to the product and developed by either party or jointly by the parties. E.R. Squibb, however, has the right to use all such data and information, and all such processes, know-how or other inventions, in order to fulfill its obligations under the Commercial Agreement.

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

        The Company has also agreed, and may agree in the future, to share with E.R. Squibb, on terms other than the foregoing, costs of clinical trials that the Company believes are not potentially registrational but should be undertaken prior to launch in the United States, Canada or Japan. The Company has incurred $4,093,000 pursuant to such cost sharing in the year ended December 31, 2002. The Company has also incurred $377,000 related to the agreement with respect to development in Japan in the year ended December 31, 2002.

        The Company incurred approximately $2,250,000 during the year ended December 31, 2002 in legal and other advisor fees associated with the amendment to the Commercial Agreement with BMS and affiliates, and $16,055,000 during the year ended December 31, 2001, in legal and other advisor fees associated with consummating the Acquisition Agreement, the Stockholder Agreement and the Commercial Agreement with BMS and affiliates, which have been expensed and included as a separate line item in operating expenses in the consolidated statements of operations.

        Amounts due from BMS related to this agreement totaled approximately $9,739,000 and $6,714,000 at December 31, 2002 and 2001, respectively, and are included in amounts due from corporate partners in the consolidated balance sheets. The Company recorded collaborative agreement revenue related to this agreement in the consolidated statements of operations totaling approximately $20,382,000 and $6,714,000 in the years ended December 31, 2002 and 2001, respectively. Of these amounts, $9,221,000 in the year ended December 31, 2002 related to reimbursable costs associated with supplying ERBITUX for use in clinical trials associated with this agreement. A portion of the ERBITUX sold to BMS was produced in prior periods and the related manufacturing costs amounting to $4,854,000, were expensed in prior periods when the related raw materials were purchased and the associated direct labor and overhead was consumed or, in the case of contract manufacturing, when such services were performed. Reimbursable research and development and marketing expenses were incurred and totaled approximately $11,161,000 and $6,714,000 in the years ended December 31, 2002 and 2001, respectively. These amounts have been recorded as research and development and marketing, general and administrative expenses and also as collaborative agreement revenue in the consolidated statements of operations.

        In June 2002, the Company and BMS agreed that certain ERBITUX clinical trial costs incurred by the Company but billed to BMS under the Commercial Agreement would in fact be borne by the Company due to such trials' non-registrational nature. This resulted in the issuance of credit memos to BMS during the year ended December 31, 2002 totaling approximately $2,949,000, which ultimately reduced collaborative agreement revenue and license fee revenue in the year ended December 31, 2002.

        License fees and milestone revenue consists of the following: (in thousands)

                                                                    YEAR ENDED DECEMBER 31,
                                                                   --------------------------
                                                                    2002      2001      2000
                                                                   -------   -------   ------
            BMS:
                 ERBITUX license fee revenue.....................  $20,608   $ 2,553   $   --
            Merck KGaA:
                 ERBITUX milestone revenue.......................       --    27,760       --
                 ERBITUX license fee revenue.....................      222       222       --
                 BEC2 milestone revenue..........................       --     1,000
                 BEC2 license fee revenue........................      163       162      162
            Other license and milestone revenue..................       58        40      290
                                                                   -------   -------   ------
                      Total license fees and milestone revenue...  $21,051   $31,737   $  452
                                                                   =======   =======   ======

        Collaborative agreement revenue (see Note 2(g)) from corporate partners consists of the following: (in thousands)

                                                                    YEAR ENDED DECEMBER 31,
                                                                   --------------------------
                                                                    2002      2001      2000
                                                                   -------   -------   ------
            BMS:
                 ERBITUX research and development expenses.......  $ 9,986   $ 4,827   $   --
                 ERBITUX supplied for use in clinical trials.....    9,221        --       --
                 ERBITUX marketing expenses......................    1,175     1,887       --
            Merck KGaA:
                 ERBITUX research and development expenses.......    2,494     3,393    2,579
                 ERBITUX supplied for use in clinical trials.....   13,941     6,531    1,897
                 ERBITUX administrative expenses.................      429        --       --
                 BEC2 research and development expenses..........      316       143      341
                 BEC2 administrative expenses....................       39       237       23
                                                                   -------   -------   ------
                      Total collaborative agreement revenue......  $37,601   $17,018   $4,840
                                                                   =======   =======   ======

        Amounts due from corporate partners consist of the following: (in thousands)

                                                                      DECEMBER 31,   DECEMBER 31,
                                                                          2002           2001
                                                                      ------------   ------------
            BMS:
                 ERBITUX............................................    $ 9,739         $6,714
            Merck KGaA:
                 ERBITUX............................................      2,462          1,503
                 BEC2...............................................        162             13
                                                                        -------         ------
                      Total amounts due from corporate partners.....    $12,363         $8,230
                                                                        =======         ======

        Deferred revenue consists of the following: (in thousands)

                                                                      DECEMBER 31,   DECEMBER 31,
                                                                          2002           2001
                                                                      ------------   ------------
            BMS:
                 ERBITUX commercial agreement.......................    $316,839       $197,447
            Merck KGaA:
                 ERBITUX development and license agreement..........       3,556          3,778
                 BEC2 development and commercialization agreement...       2,109          2,271
                                                                        --------       --------
                      Total deferred revenue........................     322,504        203,496
            Less: current portion...................................     (38,362)       (20,683)
                                                                        --------       --------
                      Total long-term deferred revenue..............    $284,142       $182,813
                                                                        ========       ========

        The Company receives royalty revenue from a strategic corporate alliance with Abbott Laboratories in diagnostics. Royalty revenue for the years ended December 31, 2002, 2001 and 2000, primarily includes amounts associated with the Abbott Laboratories alliance totaling $1,352,000, $1,480,000 and $961,000, respectively.

        Revenues were derived from the following geographic areas: (in thousands)

                                            YEAR ENDED DECEMBER 31,
                                           --------------------------
                                            2002      2001      2000
                                           -------   -------   ------
               United States.............  $42,401   $10,789   $1,251
               Germany...................   17,604    39,448    5,002
                                           -------   -------   ------
                                           $60,005   $50,237   $6,253
                                           =======   =======   ======

(13) STOCKHOLDER' EQUITY

(a) COMMON STOCK

        In June 2002, the stockholders approved the amendment of the Company's certificate of incorporation to increase the total number of shares of common stock the Company is authorized to issue from 120,000,000 shares to 200,000,000 shares.

(b) PREFERRED STOCK

        In connection with a December 1997 amendment to the research and license agreement between them for BEC2 and the recombinant gp75 antigen, Merck KGaA purchased from the Company 400,000 shares of the Company's series A preferred stock for total consideration of $40,000,000. Cumulative annual dividends of $6.00 per share were accrued on the outstanding series A preferred stock. In 1999, Merck KGaA converted 100,000 shares of series A preferred stock into 1,600,000 shares of common stock at a conversion price of $6.25 per share. In 2000, Merck KGaA converted another 100,000 shares of the series A preferred stock into 499,220 shares of common stock at a conversion price of $20.03 per share.

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

        In accordance with the terms of the series A preferred stock, the Company calculated an assumed incremental yield of $5,455,000 at the date of issuance based on a beneficial conversion feature included in the terms of the security. Such amount was being amortized as a preferred stock dividend over the four-year period beginning with the date of issuance. The assumed incremental yield and related amortization period for the respective period after the December 2000 and 1999 conversions and the December 2000 redemption of the series A preferred stock has been adjusted to reflect a decrease in the aggregate assumed incremental yield of $1,796,000 as a result of the aforementioned conversions and redemption prior to the period in which the beneficial conversion feature was available. The assumed incremental yield associated with the shares of series A preferred stock converted has been amortized through each respective conversion date and the assumed incremental yield associated with the shares of series A preferred stock redeemed has been amortized through the call for redemption date. The Company has recognized a total incremental yield attributable to the beneficial conversion feature of $3,659,000 for the period from the date of issuance through December 31, 2000 and there is no remaining unamortized amount. The Company has filed with the State of Delaware a Certificate of Elimination with respect to its series A preferred stock.

(c) STOCKHOLDER RIGHTS PLAN

        On February 15, 2002, the Company's Board of Directors approved a Stockholder Rights Plan and declared a dividend of one right for each share of the Company's common stock outstanding at the close of business on February 19, 2002. In connection with the Board of Directors' approval of the Stockholders Rights Plan Series B Participating Cumulative Preferred Stock was created. Under certain conditions, each right entitles the holder to purchase from the Company one-hundredth of a share of series B Participating Cumulative Preferred Stock at an initial purchase price of $175 per share. The Stockholder Rights Plan is designed to enhance the Board's ability to protect stockholders against, among other things, unsolicited attempts to acquire control of the Company which do not offer an adequate price to all of the Company's stockholders or are otherwise not in the best interests of the Company and the Company's stockholders.

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

        In such event, each right holder will have the right to receive the number of shares of common stock having a then-current market value equal to two times the aggregate exercise price of such rights. If the Company were to enter into certain business combination or disposition transactions with an Acquiring Person, each right holder will have the right to receive shares of common stock of the acquiring company having a value equal to two times the aggregate exercise price of the rights.

        The Company may redeem these rights in whole at a price of $.001 per right. The rights expire on February 15, 2012.

(d) STOCK OPTIONS AND WARRANTS

STOCK OPTION PLANS

        In February 1986, the Company adopted and the shareholders thereafter approved an Incentive Stock Option Plan and a Non-Qualified Stock Option Plan (the "86 Plans"). Options may no longer be granted under the 86 Plans pursuant to the terms of the 86 Plans. In February 1996, the Company's Board of Directors adopted and the shareholders thereafter approved an additional Incentive Stock Option Plan and Non-Qualified Stock Option Plan (the "96 Plans"). In May 1998, the Company's Board of Directors adopted an additional Non-Qualified Stock Option Plan (the "98 Plan"), which shareholders were not required to approve. On June 11, 2002, the shareholders approved and the Company adopted the 2002 Stock Option Plan (the "02 Plan"). Effective with the adoption of the 02 Plan, the Company will not award new grants from the 96 Plans or the 98 Plan. The 02 Plan provides for the granting of both incentive stock options and non-qualified stock options to purchase, subject to adjustment under the plan, 3,300,000 shares of the Company's common stock to employees, directors, consultants and advisors of the Company. Any common stock subject to an option which is cancelled, forfeited or expires prior to exercise whether such option was granted under this plan or the 96 Plans or the 98 Plan, shall again become available for grant under the 02 Plan. Options granted under the 02 Plan generally vest over one to five year periods and unless earlier terminated, expire ten years from the date of grant. Incentive stock options granted under the 02 Plan may not exceed 825,000 shares of common stock, may not be granted at a price less than the fair market value of the stock at the date of grant and may not be granted to non-employees.

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

        Combined, the 86 Plans, the 96 Plans, as amended, the 98 Plan, as amended, and the 02 Plan provide as of December 31, 2002 for the granting of options to purchase up to 27,300,000 shares of common stock to employees, directors, consultants and advisors of the Company. Incentive stock options may not be granted at a price less than the fair market value of the stock at the date of grant and may not be granted to non-employees. Options under all the plans, unless earlier terminated, expire ten years from the date of grant. Options granted under these plans generally vest over one-to-five-year periods. At December 31, 2002, options to purchase 13,513,133 shares of common stock were outstanding and 2,038,765 shares were available for grant.

        A summary of stock option activity follows:

                                                                                      WEIGHTED
                                                                                      AVERAGE
                                                                      NUMBER OF    EXERCISE PRICE
                                                                        SHARES       PER SHARE
                                                                      ----------   --------------
            Balance at December 31, 1999............................  14,386,602       $ 8.07
                 Granted............................................   3,021,694        40.30
                 Exercised..........................................  (3,634,486)        3.88
                 Canceled...........................................    (205,622)       24.06
                                                                      ----------
            Balance at December 31, 2000............................  13,568,188        16.12
                 Granted............................................   4,078,500        48.39
                 Exercised..........................................  (6,229,892)        8.37
                 Canceled...........................................    (355,744)       23.13
                                                                      ----------
            Balance at December 31, 2001............................  11,061,052        32.17
                 Granted............................................   3,559,557        18.75
                 Exercised..........................................    (438,672)        9.37
                 Canceled...........................................    (668,804)       36.41
                                                                      ----------
            Balance at December 31, 2002............................  13,513,133       $29.16
                                                                      ==========

        The following table summarizes information concerning stock options outstanding at December 31, 2002:

                                             WEIGHTED
                                              AVERAGE
                                             REMAINING     WEIGHTED                   WEIGHTED
                               NUMBER       CONTRACTUAL    AVERAGE       NUMBER       AVERAGE
RANGE OF                     OUTSTANDING       TERM        EXERCISE    EXERCISABLE    EXERCISE
EXERCISE PRICE               AT 12/31/02      (YEARS)       PRICE      AT 12/31/02     PRICE
--------------               -----------    -----------    --------    -----------    --------
$0.28-6.63.................   1,633,706        4.71         $ 4.56      1,580,206      $ 4.56
6.83-16.26.................   1,917,323        9.24           9.23        198,734       12.86
16.83-28.19................   2,522,935        7.37          18.92      1,469,508       18.46
28.63-36.97................   2,340,192        8.51          31.32        672,841       32.55
37.19-46.75................   1,470,693        7.86          40.06        845,970       39.36
46.88-50.01................   2,701,534        8.63          49.84      1,767,285       49.88
50.94-71.25................     926,750        8.13          58.64        387,125       59.12
                             ----------                                 ---------
                             13,513,133        7.87         $29.16      6,921,669      $29.35
                             ==========                                 =========

        In September 2001, and in connection with the Board of Directors' approval of certain employment agreements (see Note 16), the Company granted options to purchase, in the aggregate, 2,450,000 shares of its common stock to its former President and Chief Executive Officer, Dr. Samuel D. Waksal, its former President and Chief Executive Officer and current Chief Scientific Officer, Dr. Harlan W. Waksal and its then-current Senior Vice President, Finance, and Chief Financial Officer and current Acting Chief Executive Officer, Daniel S. Lynch. The options have a per-share exercise price equal to $50.01, the last reported sale price of the common stock preceding the date Board of Director approval was obtained. The terms of the options granted to Dr. Samuel
D. Waksal and Dr. Harlan W. Waksal provide that they vest in their entirety three years from the date of grant, but may vest earlier as to 33.33% of the shares if certain targets in the Company's common stock price are achieved. The options granted to Daniel S. Lynch vest equally over three years. In connection with the resignation of Dr. Samuel D. Waksal, and the associated May 24, 2002 Separation Agreement between the Company and Dr. Samuel D. Waksal, (see Note
21), the Company amended the CEO's September 2001 stock option award such that the then unvested portion totaling 833,332 shares would vest immediately as of the date of termination. In August 2002, the Company filed an action against Dr. Samuel D. Waksal in New York State Supreme Court seeking, among other things (see Notes 15 and 21), the cancellation of all stock options that vested as a result of the separation agreement.

        The Company's employee stock option plans generally permit option holders to pay for the exercise price of stock options and any related income tax withholding with shares of the Company's common stock that have been vested by the option holders for at least six months. During the year ended December 31, 2001, 138,433 shares of common stock were delivered to the Company in payment of the aggregate exercise price and related income tax withholding associated with the exercise of stock options to purchase an aggregate of 240,000 shares of common stock. The 138,433 shares delivered to the Company had a value of approximately $3,608,000 determined by multiplying the closing price of the common stock on the date of delivery by the number of shares presented for payment. These shares are included as treasury stock in the consolidated balance sheet at December 31, 2002 and 2001.

        During the year ended December 31, 2000, the Company granted options to purchase 95,000 shares of its common stock to certain Scientific Advisory Board members and outside consultants in consideration for future services. The Company recognized compensation expense associated with the options granted to Scientific Advisory Board members and outside consultants of $957,000 and $4,425,000 in the years ended December 31, 2001 and 2000, respectively. No compensation expense was recognized in the year ended December 31, 2002 with respect to these grants because these grants were fully vested during 2001. At December 31, 2002, options to purchase 330,500 shares of the Company's common stock related to all grants of options to Scientific Advisory Board members and outside consultants were vested and outstanding. The fair value of these options was subject to remeasurement through the vesting date using the Black-Scholes option pricing model using assumptions generally comparable to those disclosed in Note 2(i). During the years ended December 31, 2002, 2001 and 2000, the Company granted options to non-employee members of its Board of Directors to purchase approximately 330,000, 420,000 and 341,474 shares, respectively, of its common stock. No compensation expense was recorded for these option grants.

        In May 1999, the Company's stockholders approved the grant of options to the Company's former President and Chief Executive Officer, Dr. Samuel D. Waksal, and the Company's then-Executive Vice President and Chief Operating Officer, Dr. Harlan W. Waksal, to purchase 2,000,000 and 1,300,000 shares, respectively, of common stock at a per share exercise price equal to $9.125, the last reported sale price of the common stock on the date stockholder approval was obtained. The original terms of the options provided that they vest in their entirety seven years from the date of grant, but may vest earlier as to 20% of the shares annually if certain targets in the Company's common stock price are achieved at various points in time. In May 2000, the Company's stockholders approved an amendment to these options to provide that each tranche vests immediately upon achievement of the relevant target stock price associated with such tranche without regard to the passage of time. The options became fully vested and exercisable upon the approval of the amendments.

        During April 1995, the Company completed the sale of the remaining one-half of its shares of capital stock of Cadus Pharmaceutical Corporation ("Cadus") for $3,000,000 to High River Limited Partnership ("High River"). In exchange for receiving a now-expired right to repurchase all outstanding shares of capital stock of Cadus held by High River, the Company granted to High River two options to purchase shares of common stock of the Company. One option is for 300,000 shares at an exercise price per share equal to $1.00, subject to adjustment under certain circumstances, and the other option is for 600,000 shares at an exercise price per share equal to $0.34, subject to adjustment under certain circumstances. Both options were exercised in March 2000.

WARRANTS

        As of December 31, 2002, there were no outstanding warrants. Warrants have been issued to certain officers, directors and other employees of the Company, certain Scientific Advisory Board members, certain investors and certain credit providers and investors. A summary of warrant activity follows:

                                                                                     WEIGHTED
                                                                                     AVERAGE
                                                                   NUMBER OF      EXERCISE PRICE
                                                                     SHARES         PER SHARE
                                                                   ----------    ----------------
            Balance at December 31, 1999.........................   3,536,740         $1.43
                 Granted.........................................          --            --
                 Exercised.......................................  (2,318,140)         1.60
                 Canceled........................................          --            --
                                                                   ----------
              Balance at December 31, 2000.......................   1,218,600          1.13
                 Granted.........................................          --            --
                 Exercised.......................................  (1,218,600)         1.13
                 Canceled........................................          --            --
                                                                   ----------
              Balance at December 31, 2001.......................          --            --
                 Granted.........................................          --            --
                 Exercised.......................................          --            --
                 Canceled........................................          --            --
                                                                   ----------         -----
              Balance at December 31, 2002.......................          --         $  --
                                                                   ==========         =====

SFAS NO. 123 DISCLOSURES

        The following table summarizes the weighted average fair value of stock options and warrants granted to employees and directors during the years ended December 31, 2002, 2001 and 2000:

                                                         OPTION PLANS
                               -----------------------------------------------------------------
                                      2002                   2001                   2000
                               -------------------    -------------------    -------------------
                                SHARES        $        SHARES        $       SHARES(1)      $
                               ---------    ------    ---------    ------    ---------    ------
Exercise price equals market
  value at date of grant.....  3,559,557    $10.51    4,078,500    $27.57    2,926,694    $23.79

---------------

(1) Does not include 95,000 shares in 2000 under options granted to certain Scientific Advisory Board members and outside consultants. The fair value of these grants has been recorded as compensation expense as prescribed by SFAS No. 123.

(E) EMPLOYEE STOCK PURCHASE PLAN

        In April 1998, the Company's Board of Directors adopted the ImClone Systems Incorporated 1998 Employee Stock Purchase Plan (the "ESPP"), subject to shareholders' approval, which was received in May 1998. The ESPP, as amended, allows eligible employees to purchase shares of the Company's common stock through payroll deductions at the end of quarterly purchase periods. To be eligible, an individual must be an employee, work more than 20 hours per week for at least five months per calendar year and not own greater than 5% of the Company's common stock. Pursuant to the ESPP, the Company has reserved 1,000,000 shares of common stock for issuance. Prior to the first day of each quarterly purchase period, each eligible employee may elect to participate in the ESPP. The participant is granted an option to purchase a number of shares of common stock determined by dividing each participant's contribution accumulated prior to the last day of the quarterly period by the purchase price. The participant has the ability to withdraw from the ESPP until the second-to-last day of the quarterly purchase period. The purchase price is equal to 85% of the market price per share on the last day of each quarterly purchase period. An employee may purchase stock from the accumulation of payroll deductions up to the lesser of 15% of such employee's compensation or $25,000 in aggregate purchase price, per year. Participating employees have purchased 52,593 shares of common stock at an aggregate price of $502,000 for the year ended December 31, 2002, 18,390 shares of common stock at an aggregate purchase price of $708,000 for the year ended December 31, 2001, and 11,153 shares of common stock (adjusted for the October 16, 2000 stock split) at an aggregate purchase price of $420,000 for the year ended December 31, 2000. As of December 31, 2002, 895,582 shares were available for future purchases. No compensation expense has been recorded in connection with the ESPP. Pro forma compensation expense of $89,000, $125,000 and $74,000 related to the discount given to employees is included in the pro forma operating results disclosed in Note 2(i) for the years ended December 31, 2002, 2001 and 2000, respectively.

(14) INCOME TAXES

        The Company has established a valuation allowance because, more likely than not, substantially all of its gross deferred tax assets will not be realized. The net change in the total valuation allowance for the years ended December 31, 2002 and 2001 was an increase of $43,631,000 and $158,609,000, respectively. The valuation allowance includes approximately $109,000,000 pertaining to tax deductions relating to stock option exercises for which any subsequently recognized tax benefit will be recorded as an increase to additional paid-in capital. In addition, in 2002 the Company recognized current State tax expense of $725,000 as a result of legislation in New Jersey, which has enacted the alternative minimum assessment tax effect on January 1, 2002.

        The tax effects of temporary differences that give rise to significant portions of the gross deferred tax assets and gross deferred tax liabilities at December 31, 2002, and 2001, are presented below: (in thousands)

                                                                2002        2001
                                                              ---------   ---------
Gross deferred tax assets:
  Research and development credit carryforwards and other
     credits carryforwards..................................  $  29,960   $  19,415
  Compensation relating to the issuance of stock options and
     warrants...............................................      3,971       3,993
  Net operating loss carryforwards..........................    161,607     184,325
  Deferred revenue..........................................    146,144      92,758
  Stock option withholding tax liability....................     13,315      11,786
  Other.....................................................      7,901       7,728
                                                              ---------   ---------
Total gross deferred tax assets.............................    362,898     320,005
  Less valuation allowance..................................   (362,198)   (318,567)
                                                              ---------   ---------
  Net deferred tax assets...................................        700       1,438
                                                              ---------   ---------
Gross deferred tax liabilities:
  Unrealized gain on marketable securities..................        700       1,438
                                                              ---------   ---------
  Net deferred tax asset....................................  $      --   $      --
                                                              =========   =========

        At December 31, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $369,000,000, which expire at various dates from 2003 through 2022. At December 31, 2002, the Company had research credit carryforwards for federal and state of approximately $29,235,000, which expire at various dates from 2009 through 2022. Under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation's ability to use net operating loss and research credit carryforwards may be limited if the corporation experiences a change in ownership of more than 50 percentage points within a three-year period. Since 1986, the Company experienced two such ownership changes. As a result, the Company is only permitted to use in any one year approximately $5,159,000 of its available net operating loss carryforwards that occurred prior to February 1996. Similarly, the Company is limited in using its research credit carryforwards. The Company has determined that its November 1999 public stock offering, its February 2000 private placement of convertible subordinated notes, its August 2001 issuance of common stock to Merck KGaA associated with an equity milestone payment under the ERBITUX development and license agreement and its September 2001 acquisition agreement with BMS did not cause an additional ownership change that would further limit the use of its net operating losses and research credit carryforwards. Of the $369,000,000 in net operating loss carry forwards, approximately $327,000,000 is available to use in 2003, approximately $5,159,000 is available to use in each year from 2004 through 2011 and approximately $672,000 is available to use in 2012. Any of the aforementioned net operating loss carryforwards which are not utilized are available for utilization in future years, subject to the statutory expiration dates of such net operating loss carryforwards.

(15) CONTINGENCIES

        Beginning in January 2002, a number of complaints asserting claims under the federal securities laws against the Company and certain of its directors and officers were filed in the U.S. District Court for the Southern District of New York. Those actions were consolidated under the caption Irvine v. ImClone Systems Incorporated et al., No. 02 Civ. 0109 (RO), and on September 16, 2002, a consolidated amended complaint was filed in that consolidated action, which plaintiffs corrected in limited respects on October 22, 2002. The corrected consolidated amended complaint names the Company, as well as its former Chief Executive Officer, Dr. Samuel D. Waksal, its former Chief Executive Officer and current Chief Scientific Officer, Dr. Harlan W. Waksal, its former Chairman of the Board of Directors and current director, Robert F. Goldhammer, current or former directors Richard Barth, David Kies, Paul Kopperl, John Mendelsohn and William Miller, its former General Counsel, John Landes, and its Vice President for Marketing and Sales, Ronald Martell, as defendants. The complaint asserts claims for securities fraud under sections 10(b), 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, on behalf of a purported class of persons who purchased our publicly traded securities between March 27, 2001 and January 25, 2002. The complaint also asserts claims against Dr. Samuel D. Waksal under section 20A of the Exchange Act on behalf of a separate purported sub-class of purchasers of the Company's securities between December 27, 2001 and December 28, 2001. The complaint generally alleges that various public statements made by or on behalf of the Company or the other defendants during 2001 and early 2002 regarding the prospects for FDA approval of ERBITUX were false or misleading when made, that the individual defendants were allegedly aware of material non-public information regarding the actual prospects for ERBITUX at the time that they engaged in transactions in the Company's common stock and that members of the purported stockholder class suffered damages when the market price of the Company's common stock declined following disclosure of the information that allegedly had not been previously disclosed. The complaint seeks to proceed on behalf of the alleged class described above, seeks monetary damages in an unspecified amount and seeks recovery of plaintiffs' costs and attorneys' fees. On November 25, 2002, all defendants other than Dr. Samuel D. Waksal filed a motion to dismiss the complaint for failure to state a claim. On June 3, 2003, the court granted that motion in part, dismissing the complaint as to defendants Messrs. Goldhammer, Barth, Kies, Kopperl, Landes, Martell, Mendlesohn and Miller, but not dismissing it as to the Company, Dr. Harlan W. Waksal and Dr. Samuel D. Waksal.

        Separately, on September 17, 2002, an individual purchaser of the Company's common stock filed an action on his own behalf asserting claims against the Company, Dr. Samuel D. Waksal and Dr. Harlan W. Waksal under sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5. That action is styled Flynn v. ImClone Systems Incorporated, et al., No. 02 Civ. 7499 and, in contrast to the Ivrine case discussed above, this case was not filed against any of our outside directors. In this case, Plaintiff alleges that he purchased shares on various dates in late 2001, that various public statements made by the Company or the other defendants during 2001 regarding the prospects for FDA approval of ERBITUX were false or misleading when made and that plaintiff relied on such allegedly false and misleading information in making his purchases. Plaintiff seeks compensatory damages of not less than $180,000 and punitive damages of $5,000,000, together with interest, costs and attorneys' fees. On November 25, 2002, both defendants other than Dr. Samuel D. Waksal filed a motion to dismiss the complaint for failure to state a claim. Briefing on that motion was completed on March 5, 2003. Oral argument on the motion to dismiss was held on May 5, 2003. On June 3, 2003, the court denied that motion.

        Beginning on January 13, 2002, and continuing thereafter, nine separate purported shareholder derivative actions have been filed against members of the Company's Board of Directors, certain of its present and former officers, and the Company, as nominal defendant, among others, advancing claims based on allegations similar to the allegations in the federal securities class action complaints. Four of these derivative cases were filed in the Delaware Court of Chancery and have been consolidated in that court under the caption In re ImClone Systems Incorporated Derivative Litigation, Cons. C.A. No. 19341-NC. Three of these derivative actions were filed in New York State Supreme Court in Manhattan, (styled Boghosian v. Barth, et al., Index No. 100759/02, Johnson v. Barth, et al. Index No. 601304/02, and Henshall v. Bodnar, et al., Index No. 603121/02) and have been consolidated under the caption In re ImClone Systems, Inc. Shareholder Derivative Litigation, Index No. 02-100759. In addition, two purported derivative actions, Lefanto v. Waksal, et al., No. 02 Civ. 0163 (RO) and Forbes v. Barth, et al., No. 02 Civ. 1400 (RO), have been filed in the U.S. District Court for the Southern District of New York and consolidated under the caption In re ImClone Systems, Inc. Shareholder Derivative Litigation, Master File No. 02 CV 163 (RO). A verified consolidated amended complaint, reflecting the consolidation described above, was filed in the Southern District of New York action on June 16, 2003. All of these actions assert, purportedly on behalf of ImClone Systems, claims including breach of fiduciary duty by certain members of the Company's Board of Directors and current and former officers, among others, based on allegations including that they engaged in transactions in the Company's common stock while in possession of material, non-public information concerning the regulatory and marketing prospects for ERBITUX, or improperly disclosed such information to others, and that they failed to maintain adequate controls and to exercise due care with regard to the Company's ERBITUX application to the FDA and certain public statements by or on behalf of the Company. No response to the complaints in those actions has been required to date.

        The Company intends to vigorously defend itself against the claims asserted in these actions, which are in their earliest stages. The Company is unable to predict the outcome of these actions at this time. Because the Company does not believe that a loss is probable, no legal reserve has been established.

        The Company has received subpoenas and requests for information in connection with investigations by the Securities and Exchange Commission, the Subcommittee on Oversight and Investigations of the U.S. House of Representatives Committee on Energy and Commerce and the U.S. Department of Justice relating to the circumstances surrounding the disclosure of the FDA "refusal to file" letter dated December 28, 2001 and trading in the Company's securities by certain Company insiders in 2001. The Company has also received subpoenas and requests for information pertaining to document retention issues in 2001 and 2002, and to certain communications regarding ERBITUX in 2000. The Company is cooperating with all of these inquiries and intends to continue to do so.

        On June 19, 2002, the Company received a written "Wells Notice" from the staff of the Securities and Exchange Commission (the "SEC"), indicating that the staff of the SEC is considering recommending that the SEC bring an action against the Company relating to our disclosures immediately following the receipt of a "refusal to file" letter from the FDA on December 28, 2001 for the Company's BLA for ERBITUX. The Company filed a Wells submission on July 12, 2002 in response to the staff's Wells Notice.

        On August 7, 2002, a federal grand jury in the Southern District of New York returned an indictment charging Dr. Samuel D. Waksal with, inter alia, securities fraud and conspiracy to commit securities fraud. On October 15, 2002, Dr. Samuel D. Waksal entered a plea of guilty to several counts in that indictment, including that on December 27, 2001 he directed a family member to sell shares of the Company's common stock and attempted to sell shares that he owned in advance of an expected announcement that the FDA had issued a "refusal to file" letter with respect to the Company's application for approval of ERBITUX. The Company received such a "refusal to file" letter from the FDA on December 28, 2001 and announced the receipt of that letter following the close of trading that day. On June 10, 2003, Dr. Samuel D. Waksal was sentenced to an eighty-seven month prison term and ordered to pay $4,200,000 in fines and restitution.

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

        The Company incurred legal fees associated with these matters totaling approximately $10,022,000 during the year ended December 31, 2002. The Company has estimated and recorded a receivable totaling $5,340,000 for a portion of the above mentioned legal fees that the Company believes are recoverable from its insurance carriers. This receivable is included in other current assets in the consolidated balance sheet at December 31, 2002.

        In January 2003, the New York State Department of Taxation and Finance ("New York State") notified the Company that it was liable for the New York State and City income taxes that were not withheld because one or more of the Company's employees who exercised certain non-qualified stock options in 1999 and 2000 failed to pay New York State and City income taxes for those years. On March 13, 2003, the Company entered into a closing agreement with New York State, paying $4,500,000 to settle the matter. The Company promptly informed the Internal Revenue Service, the SEC and the United States Attorney's Office, responsible for the prosecution of Dr. Samuel D. Waksal, of this issue. In order to confirm whether its liability in this regard was limited to Dr. Samuel D. Waksal's failure to pay income taxes, the Company contacted current and former officers, directors and employees who had exercised non-qualified stock options in 1999 and 2000 to confirm that those individuals had satisfied their personal income tax liabilities, which payments would reduce or eliminate the Company's potential liability for failure to withhold income taxes on the exercise of non-qualified stock options. In the course of doing so, the Company became aware of another potential income and employment tax withholding liability associated with the exercise of certain warrants granted in the early years of the Company's existence that were held by certain officers, directors and employees, including its former President and Chief Executive Officer, Samuel D. Waksal, our former General Counsel, John B. Landes, its Chief Scientific Officer, Harlan
W. Waksal, and its former Chairman of the Board, Robert F. Goldhammer. Again, the Company promptly informed the Internal Revenue Service, the SEC and the United States Attorney's Office of this issue. On June 17, 2003, New York State notified the Company that, based on the issue identified above, they are continuing a previously conducted audit of the Company and are evaluating the terms of the closing agreement to determine whether or not it should be re-opened.

        The Company has not recognized withholding tax liabilities in respect of exercises of certain warrants by the Company's then-current and now-former Chairman of the Board, Robert F. Goldhammer, the final of the four officers or directors to whom warrants were issued and previously treated as non-compensatory warrants. Based on the Company's investigation, it believes that, although such warrants were compensatory, such warrants were received by Mr. Goldhammer in connection with the performance of services by him in his capacity as a director, rather than as an employee, and, as such, are not subject to tax withholding requirements. In addition, in 1999, Mr. Goldhammer erroneously received a portion of a stock option grant to him in the form of incentive stock options, which under federal law may only be granted to employees. There can be no assurance, however, that the taxing authorities will agree with the Company's position and will not assert that the Company is liable for the failure to withhold income and employment taxes with respect to the exercise of such warrants and any stock options by Mr. Goldhammer. If the Company became liable for the failure to withhold taxes on the exercise of such warrants and any stock options by Mr. Goldhammer, the potential liability, exclusive of any interest or penalties, would be approximately $12,600,000.

        The Company has not recognized accruals for penalties and interest that may be imposed with respect to the withholding tax issues described above and other related contingencies, including the period covered by the statute of limitations and the Company's determination of certain exercise dates because it does not believe that losses from such contingencies are probable. With respect to the statute of limitations and the Company's determination of certain exercise dates, while the Company does not believe a loss is probable, there is a potential additional liability with respect to these issues that may be asserted by a taxing authority. If taxing authorities assert such issues and prevail related to these withholding tax issues and other related contingencies, including penalties, the liability which could be imposed by taxing authorities would be substantial. The potential interest on the withholding tax liabilities recorded on the Consolidated Balance Sheets could be up to a maximum amount of $7,200,000 at December 31, 2002. Potential additional withholding tax liability on other related contingencies amounts to approximately $11,000,000, exclusive of any interest or penalties, and excluding the amount potentially attributable to Mr. Goldhammer noted above.

        On March 31, 2003, the Company received notification from the SEC that it was conducting an informal inquiry into both of these matters and on April 2, 2003, the Company received a request from the SEC for the voluntary production of related documents and information. The Company is cooperating fully with this SEC inquiry and is updating the SEC, United States Attorney's Office and the applicable taxing authorities on an ongoing basis and intends to continue to do so.

        Until the Company files its first quarter 2003 report on Form 10-Q, the Company would also be unable to comply with Rule 144 registration rights of an affiliated investor holding the Company's unregistered shares if such holder wished to sell those shares, which could potentially give rise to an indemnification claim for any loss of value of such stock during a period of sale postponement or to a right to terminate the corresponding contract if such non-compliance were not cured in a timely manner.

(16) COMMITMENTS

LEASES

        The Company leases office, operating and laboratory space under various lease agreements. Rent expense was approximately $3,376,000, $1,576,000 and $838,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

        The Company leases its research and development and corporate headquarters in New York City, under an operating lease, as amended, which expires in December 2004. (See also Note 9.) In January 2003, the Company again modified its lease to add 5,800 square feet of laboratory space on the eighth floor for a lump sum advance rent payment of $232,625 paid in January 2003 plus an annual rent of $12,000 to be paid from February 2003 until December 2004. This lease amendment will expire concurrently with the remainder of the lease in December 2004.

        In May 2001, the Company entered into an operating lease for a 4,000 square foot portion of a 15,000 square foot building and an adjacent 6,250 square foot building (collectively the "Brooklyn facility") in Brooklyn, New York. The Company has completed renovations to the premises and relocated its chemistry and high throughput screening personnel during November 2002, from its corporate headquarters and research facility in downtown New York. The term of the lease is for five years and contains five successive one-year extensions. As of December 31, 2002, the Company has incurred approximately $4,395,000 for the retrofit of this facility to better fit its needs. The chemistry facility was ready for its intended use and put into operation in December 2002 and depreciation commenced at that time.

        In October 2001, the Company entered into a sublease for a four-story building at 325 Spring Street, New York, New York, which includes between 75,000 and 100,000 square feet of usable space. The Company is currently analyzing its options with respect to relocating its headquarters and research laboratory to this subleased space. This subleased space may or may not be designed, improved or expanded and used by the Company in the future, depending on the Company's business needs. The sublease has a term of 22 years, followed by two five-year renewal option periods. The future minimum lease payments are approximately $50,325,000 over the term of the sublease. In order to induce the sublandlord to enter into the sublease, the Company made a loan to the sublandlord in the principal amount of a $10,000,000 note receivable. The loan is secured by a leasehold mortgage on the prime lease as well as a collateral assignment of rents by the sublandlord. The loan is payable by the sublandlord over 20 years and bears interest at 5 1/2% in years one through five, 6 1/2% in years six through ten, 7 1/2% in years eleven through fifteen and 8 1/2% in years sixteen through twenty. In addition, the Company paid the owner a consent fee in the amount of $500,000. The sublease is classified as an operating lease, and rent expense is recorded on a straight-line basis over the term of the sublease. In addition, the interest payments received on the related note receivable are being recorded as a reduction to rent expense. The consent fee is being recognized as rent expense over the term of the lease.

        Future minimum lease payments under the capital and operating leases are as follows: (in thousands)

                                                              CAPITAL   OPERATING
                                                              LEASES     LEASES
                                                              -------   ---------
Year ending December 31, 2003...............................   $ 77      $ 3,419
     2004...................................................     16        3,610
     2005...................................................     15        2,486
     2006...................................................     15        2,420
     2007...................................................      5        2,366
     2008 and thereafter....................................     --       40,096
                                                               ----      -------
                                                                128       54,397
  Less interest expense.....................................    (16)          --
                                                               ----      -------
                                                               $112      $54,397
                                                               ====      =======

EMPLOYMENT AGREEMENTS

        In September 2001 and February 2002, the Company entered into employment agreements with six senior executive officers, including, in September 2001, then-President and Chief Executive Officer, Dr. Samuel D. Waksal, and then-Chief Operating Officer and current Chief Scientific Officer, Dr. Harlan W. Waksal. Dr. Samuel D. Waksal, resigned and entered into a separation agreement with the Company in May 2002 and Dr. Harlan W. Waksal was appointed President and Chief Executive Officer. Dr. Harlan W. Waksal has recently resigned from the position of President and Chief Executive Officer and has been named the Company's Chief Scientific Officer, with responsibility for research, clinical, regulatory, quality assurance and manufacturing. The September 2001 agreements each have three-year terms and the February 2002 agreement has a one-year term. The February 2002 agreement was amended in April 2002 and is now expired. The term of employment for Dr. Harlan W. Waksal will be automatically extended for one additional day each day during the term of employment unless either the Company or Dr. Harlan W. Waksal otherwise gives notice. The employment agreements provided for stated base salaries, minimum bonuses and benefits aggregating $3,765,000 annually. In October 2002, the Company accepted the resignation and entered into a separation agreement with an executive officer who held one of the aforementioned employment agreements. See Note 21 for discussion of the separation agreements.

        In August 2002 and September 2002, the Company entered into one-year employment agreements with two executive officers. The employment agreements provide for aggregate stated base salaries of $390,000.

SUPPORTED RESEARCH

        The Company has entered into various research and license agreements with certain academic institutions and others to supplement the Company's research activities and to obtain rights to certain technologies. The agreements generally require the Company to fund the research, to pay milestones upon the achievement of defined events, such as the submission or approval of regulatory filings and to pay royalties based upon percentages of revenues, if any, on sales of products developed from technology arising under these agreements.

CONSULTING AGREEMENTS

        The Company has consulting agreements with several of its Scientific Advisory Board members and other consultants. These agreements generally are for a term of one year and are terminable at the Company's option. See Note 19.

CONTRACT SERVICES

        In December 1999, the Company entered into a development and manufacturing services agreement with Lonza. This agreement was amended in April 2001 to include additional services. Under the agreement, Lonza was responsible for process development and scale-up to manufacture ERBITUX in bulk form under current Good Manufacturing Practices ("cGMP"). These steps were taken to assure that the manufacturing process would produce bulk material that conforms with the Company's reference material and to support in part, the Company's regulatory filings with the FDA. The Company incurred approximately $38,000, $5,353,000 and $1,677,000 for the years ended December 31, 2002, 2001 and 2000, respectively, and $7,068,000 from inception through December 31, 2002 under the development and manufacturing services agreement. As of December 31, 2002, Lonza has completed its responsibilities under the development and manufacturing services agreement.

        In September 2000, the Company entered into a three-year commercial manufacturing services agreement with Lonza relating to ERBITUX. This agreement was amended in June 2001 and again in September 2001 to include additional services. The total cost for services to be provided under the three-year commercial manufacturing services agreement is approximately $86,913,000. The Company has incurred approximately $51,520,000, $4,913,000 and $5,400,000 for the years ended December 31, 2002, 2001 and 2000, respectively, and $61,833,000 from inception through December 31, 2002 for services provided under the commercial manufacturing services agreement.

        Under the December 1999 and September 2000 agreements, Lonza manufactures ERBITUX at the 5,000 liter scale under cGMP and delivers it to the Company over a term ending no later than December 2003. The costs associated with both of these agreements are included in research and development expenses when incurred and will continue to be so classified until such time as ERBITUX may be approved for sale or until the Company obtains binding obligations from its corporate partners to purchase such product. In the event of such approval or obligations from its corporate partners, the subsequent costs associated with manufacturing ERBITUX for commercial sale will be included in inventory and expensed when sold. In the event the Company terminates the commercial manufacturing services agreement without cause, the Company will be required to pay 85% of the stated costs for each of the first ten batches cancelled, 65% of the stated costs for each of the next ten batches cancelled and 40% of the stated costs for each of the next six batches cancelled. The batch cancellation provisions for certain additional batches that we are committed to purchase require the Company to pay 100% of the stated costs of cancelled batches scheduled within six months of the cancellation, 85% of the stated costs of cancelled batches scheduled between six and twelve months following the cancellation and 65% of the stated costs of cancelled batches scheduled between twelve and eighteen months following the cancellation. Certain batches have been cancelled at other negotiated rates agreed to by the parties. These amounts are subject to mitigation should Lonza use its manufacturing capacity caused by such termination for another customer. At December 31, 2002, the estimated remaining future commitments under the commercial manufacturing services agreement are $25,080,000 in 2003.

        In December 2001, the Company entered into an agreement with Lonza to manufacture ERBITUX at the 2,000 liter scale for use in clinical trials by Merck KGaA. The costs associated with the agreement are reimbursable by Merck KGaA and accordingly are accounted for as collaborative agreement revenue and such costs are also included in research and development expenses in the consolidated statements of operations. The Company has incurred approximately $4,700,000 and $2,483,000 for the years ended December 31, 2002 and 2001, respectively, and $7,183,000 from inception through December 31, 2002 for services provided under this agreement. As of December 31, 2002, Merck KGaA has reimbursed the Company in full for all the services provided under this agreement and Lonza has completed its responsibilities under such agreement.

        On January 2, 2002, the Company executed a letter of intent with Lonza to enter into a long-term supply agreement. The long-term supply agreement would have applied to a large scale manufacturing facility that Lonza is constructing, which would have been able to produce ERBITUX in 20,000 liter batches. The Company paid Lonza $3,250,000 upon execution of the letter of intent for the exclusive right to negotiate a long-term supply agreement for a portion of the facility's manufacturing capacity. In September 2002, the Company wrote-off the deposit because the exclusive negotiation period ended on September 30, 2002. In light of the assistance the Company provided to a third party with respect to preserving and then relinquishing the manufacturing capacity described above, the third party paid the Company $3,250,000 in April 2003 and this amount will therefore be recognized as a reduction to operating expenses in 2003.

(17) RETIREMENT PLAN

        The Company maintains a 401(k) retirement plan available to all full-time, eligible employees. Employee contributions are voluntary and are determined by the individual, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain contributions to the plan. The Company contributed approximately $314,000, $243,000 and $108,000 in cash to the plan for the years ended December 31, 2002, 2001 and 2000, respectively. Amounts that are held in the 401(k) plan are invested in designated investment funds and participants cannot purchase Company stock in this plan.

(18) SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING
     ACTIVITIES: (IN THOUSANDS)

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                               2002      2001      2000
                                                              -------   -------   ------
Cash paid during the year for:
  Interest, including amounts capitalized of $2,077,000 in
     2002, $1,656,000 in 2001 and $846,000 in 2000..........  $13,546   $13,529   $7,097
                                                              =======   =======   ======
Non-cash investing and financing activities:
  Asset acquired under capital lease obligation.............       58        --       --
                                                              =======   =======   ======
  Redemption of series A preferred stock....................       --        --   20,000
                                                              =======   =======   ======
  Conversion of series A preferred stock....................       --        --   10,000
                                                              =======   =======   ======
  Series A preferred stock redemption premium and
     dividends..............................................       --        --    5,764
                                                              =======   =======   ======
  Unrealized gain (loss) on securities available-for-sale...   (1,604)   (1,243)   4,377
                                                              =======   =======   ======
  Officers and board directors notes issued to exercise
     options................................................       --    35,241       --
                                                              =======   =======   ======
Treasury shares received for withholding taxes related to
  exercise of options.......................................       --     1,778       --
                                                              =======   =======   ======
Accrued interest on note receivable--officer and
  stockholder...............................................       --        --        3
                                                              =======   =======   ======

(19) CERTAIN RELATED PARTY TRANSACTIONS

        The Company had scientific consulting agreements with two members of the Board of Directors. Expenses relating to these agreements were $28,000, $112,000 and $112,000 for the years ended December 31, 2002, 2001 and 2000, respectively. These consulting agreements were terminated during the year ended December 31, 2002.

        Certain transactions engaged in by the Company's former President and Chief Executive Officer, Dr. Samuel D. Waksal, in securities of the Company were deemed to have resulted in "short-swing profits" under Section 16 of the Securities Exchange Act of 1934 (the "Exchange Act"). In accordance with Section 16(b) of the Exchange Act, Dr. Samuel D. Waksal has paid the Company an aggregate amount of approximately $486,000 in March 2002, and an additional amount of approximately $79,000 in July 2002, as disgorgement of "short-swing profits" he was deemed to have realized. The amounts received were recorded as an increase to additional paid-in capital.

        In December 2001, the Company entered into an agreement to sublease a 1,520 square foot portion of its corporate headquarters and research facility in New York City to Scientia Health Group Inc ("Scientia"). Base rent under the sublease was $5,496 per month and was subject to annual escalation. Scientia was also responsible for additional rent representing its pro-rata share of operating expenses. The amount charged to Scientia represented a direct pass through of the Company's cost. The term of the sublease was to continue month-to-month until notice of termination by the Company. During the second quarter of 2002, the Company terminated its agreement with Scientia and Scientia subsequently moved out of the Company's corporate headquarters and research facility. During the year ended December 31, 2001, the Company incurred, and was subsequently reimbursed by Scientia, approximately $111,000 in cost associated with preparing the premises for occupancy. In July 2002, the Company agreed to refund approximately $88,000 of such costs to Scientia if Scientia also paid certain rent and legal invoices due to the Company of approximately the same amount. This reconciliation has not been performed and is not likely to be performed. The Company's former President and Chief Executive Officer, Dr. Samuel D. Waksal, was the Executive Chairman of Scientia when the agreement was in effect.

        In July 2001, the Company accepted a promissory note from each of its then-President and Chief Executive Officer, Dr. Samuel D. Waksal, its then-Executive Vice President and Chief Operating Officer and current Chief Scientific Officer, Dr. Harlan W. Waksal, and its former Chairman of the Board, Robert F. Goldhammer, and in August 2001 the Company accepted a promissory note from another member of its Board of Directors, in payment of the aggregate exercise price associated with the exercise of stock options and warrants they held to purchase a total of approximately 4,473,000 shares of the Company's common stock. Dr. Samuel D. Waksal's promissory note was in the amount of $18,178,750; Dr. Harlan W. Waksal's promissory note was in the amount of $15,747,550; Mr. Goldhammer's promissory note was in the amount of $1,228,065; and the other Board member's promissory note was in the amount of $87,000. The unsecured promissory notes were full recourse notes, payable on the earlier of one year from the date of the notes or on demand by the Company and bore interest at the prime lending rate plus 1% (7 3/4% on the date of the note). Interest was payable quarterly and the interest rate adjusted quarterly during the term of each note to the then current prime lending rate plus 1%. On October 31, 2001, the Company made demand for repayment, by November 23, 2001, of the principal amount of the notes and accrued interest thereon. The principal amount of all of these notes totaling $35,241,000 and accrued interest totaling $879,000 were paid in full in November 2001.

        On December 21, 2000, the Company accepted from its then-President and Chief Executive Officer, Dr. Samuel D. Waksal, a full recourse, unsecured promissory note in the principal amount of $282,200. The note was payable upon the earlier of June 21, 2001 or demand by the Company and bore interest at 10.5% (the prime lending rate plus 1% on the date of the note) for the period that the loan was outstanding. The Company subsequently extended the term of the note to be payable December 21, 2001. The principal amount of this note and accrued interest totaling $310,000 were paid in full in November 2001.

        In January 1998, the Company accepted a promissory note totaling approximately $131,000 from its then President and Chief Executive Officer, Dr. Samuel D. Waksal, in connection with the exercise of a warrant to purchase 174,610 shares of the Company's common stock. The note was due no later than two years from issuance and was a full recourse note. Interest was payable on the first anniversary date of the promissory note and on the stated maturity or any accelerated maturity at the annual rate of 8 1/2%. The note, including all interest, was paid in full during 2000.

        The Company uses Concord Investment Management, a New York-based money management firm, to manage a substantial portion of the Company's debt security portfolio tabulated in Note 4. The Company's former Chairman of the Board has been and is a limited partner of Concord International Holdings, LP. Concord International Holdings, LP is a holding company that controls Concord Investment Management. The Company paid investment management fees to Concord Investment Management of approximately $452,000, $370,000 and $412,000 in the years ended December 31, 2002, 2001 and 2000, respectively.

(20) FAIR VALUE OF FINANCIAL INSTRUMENTS

        As of December 31, 2002 and 2001, the following methods and assumptions were used to estimate the fair value of each class of financial instrument:

CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLES, ACCOUNTS PAYABLE, AND OTHER CURRENT LIABILITIES

        The carrying amounts approximate fair value because of the short maturity of those instruments.

LONG-TERM OBLIGATIONS

        The fair value of the 5 1/2% convertible subordinated notes was approximately $167,700,000 and $255,000,000 at December 31, 2002 and 2001,
respectively based on their quoted market price. Discounted cash flow analyses were used to determine the fair value of other long-term obligations because no quoted market prices on these instruments were available. The fair value of other long-term obligations approximated their carrying amount.

(21) SEPARATION AGREEMENTS

        On May 22, 2002, the Company accepted the resignation of its then-President and Chief Executive Officer, Dr. Samuel D. Waksal. In connection with the resignation, on May 24, 2002 the Company and Dr. Samuel D. Waksal executed a separation agreement whereby Dr. Samuel D. Waksal received a lump sum payment totaling $7,000,000 and was entitled to receive for defined periods of time the continuation of certain benefits including health care and life insurance coverage with an estimated cost of $283,000. The related expense of $7,283,000 is included in Marketing, general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2002. In addition, 1,250,000 stock option awards granted to Dr. Samuel D. Waksal on September 19, 2001 which were exercisable at a per share exercise price of $50.01 and constituted all outstanding stock option awards held by Dr. Samuel D. Waksal, were deemed amended such that the unvested portion vested immediately as of the date of termination. The amended stock option awards can be exercised at any time until the end of the term of such awards. No compensation expense was recorded because the fair market value of the Company's common stock was below the $50.01 exercise price on the date the option award was amended. On August 7, 2002, a federal grand jury indicted Dr. Samuel D. Waksal. The Company has learned that Dr. Samuel D. Waksal, in contravention of Company policy, directed the destruction of certain of his personal records that were, or could be perceived to be relevant to the pending government investigations. Accordingly, on August 14, 2002, the Company filed an action against Dr. Samuel D. Waksal in New York State Supreme Court seeking repayment of amounts paid to him by the Company pursuant to the separation agreement, cancellation or recovery of other benefits provided under that agreement (including cancellation of all stock options that vested as a result of the agreement), disgorgement of amounts previously advanced by the Company on behalf of Dr. Samuel D. Waksal for his legal fees and expenses, and repayment of certain amounts paid under Dr. Samuel
D. Waksal's previous employment agreement. The action, styled ImClone Systems Incorporated v. Samuel D. Waksal, Index No. 02/602996, is in its earliest stages.

        In October 2002, the Company accepted the resignation of an executive officer. The Company and the officer executed a separation agreement whereby the officer will receive his stated base salary from the date of termination through October 2003 and certain benefits including healthcare and life insurance coverage through December 2002. In May 2003, the Company suspended payments under this separation agreement in response to the withholding tax liabilities discussed in Note 3.

(22) QUARTERLY FINANCIAL DATA (UNAUDITED)

        As disclosed in Note 3, the Company has restated its 2001 consolidated financial statements. Also, the Company's consolidated financial statements for the first three quarters of 2002 have been restated as a result of the matters disclosed in Note 3. The tables below summarize the Company's unaudited quarterly operating results for 2002 and 2001 as previously reported and restated for the effect of the adjustments disclosed in Note 3 (in thousands, except per share data).

                                                                  THREE MONTHS ENDED
                                                     ---------------------------------------------
                                                        MARCH 31, 2002           JUNE 30, 2002
                                                     ---------------------   ---------------------
                                                         AS                      AS
                                                     PREVIOUSLY      AS      PREVIOUSLY      AS
                                                      REPORTED    RESTATED    REPORTED    RESTATED
                                                     ----------   --------   ----------   --------
Revenues...........................................   $ 18,551    $ 18,551    $ 11,565    $ 11,565
Net loss to common stockholders....................    (30,027)    (30,053)    (43,089)    (46,499)
Basic and diluted net loss per common share........   $  (0.41)   $  (0.41)   $  (0.59)   $  (0.63)

                                                      SEPTEMBER 30, 2002      DECEMBER 31, 2002
                                                     ---------------------   -------------------
                                                         AS
                                                     PREVIOUSLY      AS
                                                      REPORTED    RESTATED
                                                     ----------   --------
Revenues...........................................   $ 15,034    $ 15,034        $ 14,855
Net loss to common stockholders....................    (41,999)    (42,025)        (39,372)
Basic and diluted net loss per common share........   $  (0.57)   $  (0.57)       $  (0.54)

                                                                   THREE MONTHS ENDED
                                                      ---------------------------------------------
                                                         MARCH 31, 2001           JUNE 30, 2001
                                                      ---------------------   ---------------------
                                                          AS                      AS
                                                      PREVIOUSLY      AS      PREVIOUSLY      AS
                                                       REPORTED    RESTATED    REPORTED    RESTATED
                                                      ----------   --------   ----------   --------
Revenues............................................   $27,995     $27,995     $  3,895    $  3,895
Net loss to common stockholders.....................    (1,195)     (1,223)     (29,503)    (29,531)
Basic and diluted net loss per common share.........   $ (0.02)    $ (0.02)    $  (0.44)   $  (0.44)

                                                      SEPTEMBER 30, 2001       DECEMBER 31, 2001
                                                     ---------------------   ---------------------
                                                         AS                      AS
                                                     PREVIOUSLY      AS      PREVIOUSLY      AS
                                                      REPORTED    RESTATED    REPORTED    RESTATED
                                                     ----------   --------   ----------   --------
Revenues...........................................   $  5,729    $  5,729    $  2,313    $ 12,618*
Net loss to common stockholders....................    (41,072)    (41,100)    (30,459)    (55,753)
Basic and diluted net loss per common share........   $  (0.57)   $  (0.57)   $  (0.42)   $  (0.77)

* Amount has been reclassified as a result of the adoption of EITF No. 01-14 as described in Note 2(g).