Form 10-Q
period 2003-03-31
IMCLONE SYSTEMS INC/DE
filed 2003-07-03
CIK 765258

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                                 Yes [ ] No [X]

Applicable only to corporate issuers:
         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          CLASS                                 OUTSTANDING AS OF JUNE 27, 2003
          -----                                 -------------------------------
Common Stock, par value $.001                         74,177,513 Shares

================================================================================

                          IMCLONE SYSTEMS INCORPORATED

                                      INDEX

                                                                                                             PAGE NO.
                                                                                                             --------
PART I - FINANCIAL INFORMATION

    Item 1.        Financial Statements

                   Unaudited Consolidated Balance Sheets - March 31, 2003 and December 31, 2002...........      1

                   Unaudited Consolidated Statements of Operations - Three months ended
                   March 31, 2003 and 2002................................................................      2

                   Unaudited Consolidated Statements of Cash Flows - Three months ended
                   March 31, 2003 and 2002................................................................      3

                   Notes to Unaudited Consolidated Financial Statements...................................      4

    Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations..     22

    Item 3.        Quantitative and Qualitative Disclosures About Market Risk.............................     34

    Item 4.        Controls and Procedures................................................................     34

PART II - OTHER INFORMATION

    Item 1.        Legal Proceedings......................................................................     36

    Item 6.        Exhibits and Reports on Form 8-K.......................................................     38

    Signatures     .......................................................................................     39

    Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002..............................     40

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          IMCLONE SYSTEMS INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)
                                   (UNAUDITED)

                                                                                             MARCH 31,       DECEMBER 31,
                                                                                               2003              2002
                                                                                         ---------------    -------------
                                        ASSETS
Current assets:
   Cash and cash equivalents...........................................................  $        45,748    $      72,877
   Securities available for sale.......................................................          183,143          174,778
   Prepaid expenses....................................................................            6,455            3,119
   Amounts due from corporate partners.................................................           14,246           12,363
   Current portion of note receivable..................................................              413              300
   Withholding tax assets..............................................................           10,150           10,150
   Other current assets ...............................................................           11,660           11,598
                                                                                         ---------------    -------------
     Total current assets .............................................................          271,815          285,185
                                                                                         ---------------    -------------
Property, plant and equipment, net ....................................................          196,045          183,539
Patent costs, net......................................................................            1,608            1,593
Deferred financing costs, net..........................................................            3,273            3,694
Note receivable, less current portion..................................................            9,587            9,700
Other assets...........................................................................              413              795
                                                                                         ---------------    -------------
                                                                                         $       482,741    $     484,506
                                                                                         ===============    =============
                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable....................................................................  $        19,171    $      23,717
   Accrued expenses (including $5,280 and $4,093 due to Bristol-Myers Squibb
     Company ("BMS") at March 31, 2003 and December 31, 2002, respectively)............           33,403           37,377
   Withholding tax liability...........................................................           34,311           38,811
   Industrial Development Revenue Bonds tax liability..................................              986              953
   Interest payable....................................................................            1,204            4,442
   Current portion of deferred revenue.................................................           45,855           38,362
   Current portion of long-term debt...................................................            2,200            2,200
   Current portion of long-term liabilities............................................               34               79
                                                                                         ---------------    -------------
     Total current liabilities.........................................................          137,164          145,941
                                                                                         ---------------    -------------
Deferred revenue, less current portion.................................................          326,027          284,142
Long-term debt, less current portion...................................................          240,000          240,000
Other long-term liabilities, less current portion......................................               50               52
                                                                                         ---------------    -------------
     Total liabilities.................................................................          703,241          670,135
                                                                                         ---------------    -------------
Commitments and contingencies (Note 9)

Stockholders' equity (deficit):
   Preferred stock, $1.00 par value; authorized 4,000,000 shares; reserved 1,200,000
     series B participating cumulative preferred stock ................................               --               --
   Common stock, $.001 par value; authorized 200,000,000 shares; issued 73,855,882 and
     73,839,536 at March 31, 2003 and December 31, 2002, respectively; outstanding
     73,666,632 and 73,650,286 at March 31, 2003 and December 31, 2002, respectively...               74               74
   Additional paid-in capital..........................................................          347,139          346,952
   Accumulated deficit.................................................................         (564,917)        (530,106)
   Treasury stock, at cost; 189,250 shares at March 31, 2003 and December 31, 2002 ....           (4,100)          (4,100)
   Accumulated other comprehensive income:
     Unrealized gain on securities available for sale..................................            1,304            1,551
                                                                                         ---------------    -------------
       Total stockholders' deficit.....................................................         (220,500)        (185,629)
                                                                                         ---------------    -------------
                                                                                         $       482,741    $     484,506
                                                                                         ===============    =============

          See accompanying notes to consolidated financial statements.

                          IMCLONE SYSTEMS INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                      --------------------------
                                                                                          2003            2002
                                                                                      -----------      ---------
Revenues:
   License fees and milestone revenue...............................................  $    10,622      $   6,663
   Royalty revenue..................................................................          303            650
   Collaborative agreement revenue..................................................        8,646         11,238
                                                                                      -----------      ---------
     Total revenues.................................................................       19,571         18,551
                                                                                      -----------      ---------

Operating expenses:
   Research and development.........................................................       46,687         37,778
   Marketing, general and administrative............................................        7,154          8,123
   Industrial Development Revenue Bonds tax expense.................................           33             25
   Expenses associated with the amended BMS Commercial Agreement....................           --          2,250
                                                                                      -----------      ---------
     Total operating expenses.......................................................       53,874         48,176
                                                                                      -----------      ---------

Operating loss......................................................................      (34,303)       (29,625)
                                                                                      -----------      ---------

Other:
   Interest income..................................................................       (1,438)        (2,264)
   Interest expense.................................................................        2,223          3,493
   Gain on securities and investments...............................................         (379)          (801)
                                                                                      -----------      ---------
     Net interest and other expense.................................................          406            428
                                                                                      -----------      ---------
     Loss before income taxes.......................................................      (34,709)       (30,053)

     Provision for income taxes.....................................................          102             --
                                                                                      -----------      ---------
     Net loss.......................................................................  $   (34,811)     $ (30,053)
                                                                                      ===========      =========

Net loss per common share - basic and diluted.......................................  $     (0.47)     $   (0.41)
                                                                                      ===========      =========

Weighted average shares outstanding.................................................       73,653         73,307
                                                                                      ===========      =========

          See accompanying notes to consolidated financial statements.

                          IMCLONE SYSTEMS INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                       THREE MONTHS ENDED
                                                                                                            MARCH 31,
                                                                                                   --------------------------
                                                                                                       2003          2002
                                                                                                   ------------  ------------
Cash flows from operating activities:
   Net loss......................................................................................  $   (34,811)  $   (30,053)
   Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
     Depreciation and amortization...............................................................        2,769         2,190
     Amortization of deferred financing costs....................................................          421           422
     Expense associated with issuance of options and warrants....................................           --             4
     Gain on securities available for sale ......................................................         (379)         (801)
     Loss on disposal of fixed asset ............................................................           30            --
     Changes in:
       Prepaid expenses..........................................................................       (3,336)          415
       Amounts due from corporate partners (including amounts received from BMS of $5,646
         and $6,533 for the three months ended March 31, 2003 and 2002, respectively)............       (1,883)       (4,402)
       Other current assets......................................................................          (62)       (1,003)
       Other assets..............................................................................          382        (3,254)
       Interest payable..........................................................................       (3,238)       (3,243)
       Accounts payable..........................................................................       (4,546)       (3,345)
       Accrued expenses .........................................................................       (3,974)        5,001
       Withholding tax liability.................................................................       (4,500)           --
       Industrial Development Revenue Bonds tax liability........................................           33            26
       Deferred revenue (including amounts received from BMS of $60,000 and $140,000 for
         the three months ended March 31, 2003 and 2002, respectively)...........................       49,378       133,338
                                                                                                   -----------   -----------
           Net cash (used in) provided by operating activities...................................       (3,716)       95,295
                                                                                                   -----------   -----------
Cash flows from investing activities:
   Acquisitions of property, plant and equipment.................................................      (15,262)      (17,922)
   Purchases of securities available for sale....................................................      (50,259)     (138,819)
   Sales and maturities of securities available for sale.........................................       42,026       134,938
   Proceeds from property, plant and equipment disposals.........................................            5            --
   Additions to patents..........................................................................          (63)          (55)
                                                                                                   -----------   -----------
           Net cash used in investing activities.................................................      (23,553)      (21,858)
                                                                                                   -----------   -----------
Cash flows from financing activities:
   Proceeds from exercise of stock options and warrants..........................................          168         2,651
   Proceeds from issuance of common stock under the employee stock purchase plan.................           19           167
   Proceeds from short-swing profit rule.........................................................           --           486
   Payments of other liabilities.................................................................          (47)         (150)
                                                                                                   -----------   -----------
           Net cash provided by financing activities.............................................          140         3,154
                                                                                                   -----------   -----------
Net (decrease) increase in cash and cash equivalents.............................................      (27,129)       76,591
Cash and cash equivalents at beginning of period.................................................       72,877        38,093
                                                                                                   -----------   -----------
Cash and cash equivalents at end of period.......................................................  $    45,748   $   114,684
                                                                                                   ===========   ===========

Supplemental cash flow information:
   Cash paid for interest, including amounts capitalized of $1,565 and $300
     for the three months ended March 31, 2003 and 2002, respectively............................  $     6,605   $     6,613
                                                                                                   ===========   ===========

          See accompanying notes to consolidated financial statements.

                          IMCLONE SYSTEMS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         The numbers are shown in the text to these Notes to the Consolidated Financial Statements as actual amounts. Tables and charts note where numbers are shown in thousands.

(1) BASIS OF PRESENTATION AND LIQUIDITY

         The consolidated financial statements of ImClone Systems Incorporated ("ImClone Systems" or the "Company") as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 are unaudited. In the opinion of management, these unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission ("SEC").

         Results for the interim periods are not necessarily indicative of results for the full years.

         The Company believes that its existing cash on hand, marketable securities and amounts to which it is entitled should enable the Company to maintain its current and planned operations at least through March 31, 2004 and beyond. The Company is also entitled to reimbursement for certain marketing and research and development expenditures and certain other payments, some of which are payable upon the achievement of research and development milestones. Such contingent amounts include $500,000,000 in cash-based payments under the development, promotion, distribution and supply agreement (the "Commercial Agreement") dated September 19, 2001 with Bristol-Myers Squibb Company ("BMS") and E.R. Squibb & Sons L.L.C. ("E.R. Squibb"), as well as up to $16,000,000 in equity-based milestone payments under the development and license agreement with Merck KGaA, for the Company's lead product candidate, the investigational IgG1 monoclonal antibody ERBITUX(TM) (cetuximab), and up to $18,500,000 in cash-based milestone payments under the development agreement with Merck KGaA, for the Company's investigational monoclonal antibody vaccine, BEC2. There can be no assurance that the Company will achieve these milestones. In order to fund its future capital needs, the Company may require significant levels of additional capital and the Company intends to raise the capital through additional arrangements with corporate partners, equity or debt financings, or from other sources, including the proceeds of product sales, if any, or combinations of the forgoing. There is no assurance that the Company will be successful in consummating any such arrangements. If adequate funds are not available, the Company may be required to significantly curtail its planned operations. The Company was late in filing its 2002 annual report on Form 10-K and is also late in filing this first quarter 2003 report on Form 10-Q. Timely filing of securities filings under the Securities Exchange Act of 1934 (the "Exchange Act") is required by Nasdaq Marketplace Rule 4310(c)(14). The Company believes that by filing this Form 10-Q it is now in compliance with the rules for a public company to remain listed with Nasdaq. If the Company were to be delisted, such a delisting may have a material adverse effect on the Company's ability to raise capital in the public markets.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", effective for fiscal years ending after December 15, 2002. This standard amends SFAS No. 123 "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has elected to continue to follow the intrinsic value method of accounting for employee stock options in accordance with the provisions of Accounting Principles Board Opinion ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees." APB No. 25 does not require the recognition of compensation expense unless the exercise price of employee stock options is less than the market price of the Company's stock on the date of grant. During 2002 and the first quarter of 2003, the Company's stock option grants were based on the closing market price of its stock on the date of grant. SFAS No. 148 also amends certain disclosure requirements related to stock-based employee compensation, which the Company has adopted and which are reflected under "Stock-Based Compensation Plans" below.

         In August 2001, Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" was issued by the Financial Accounting Standards Board ("FASB") and was effective for the Company in the first quarter of the year ending December 31, 2003. The new rule requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred. When the liability is initially recorded, a cost is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. To settle the liability, the obligation for its recorded amount is paid or a gain or loss upon settlement is incurred. The adoption of this statement did not have a material effect on the Company's financial statements.

STOCK BASED COMPENSATION PLANS

         The Company has two types of stock-based compensation plans: a stock option plan and a stock purchase plan. The Company accounts for its stock-based compensation plans in accordance with the provisions of APB No. 25, and related interpretations including the Statement of Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- An Interpretation of APB Opinion No. 25" ("Interpretation No. 44"). Accordingly, compensation expense would be recorded on the date of grant of an option to an employee or member of the Board of Directors (the "Board") only if the market price of the underlying stock on the date of grant exceeds the exercise price. During 2002 and the first quarter of 2003 the Company's stock option grants were based on the closing market price of its stock on the date of grant.

         The fair value of stock options was estimated using the Black-Scholes option-pricing model. The Black-Scholes model considers a number of variables, including the exercise price and the expected life of the option, the current price of the common stock, the expected volatility and the dividend yield of the underlying common stock, and the risk-free interest rate during the expected term of the option. The following summarizes the weighted average assumptions used:

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                         ----------------------
                                                          2003            2002
                                                         ------          ------
Expected life (years)..............................      2.69            2.86
Risk free interest rate............................      1.88%           3.14%
Volatility factor..................................        89%             88%
Dividend yield............................                  0%              0%

         Changes in assumptions used could have a material effect on the pro-forma results.

         Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant dates for awards consistent with the fair value method of SFAS No. 123, the Company's net loss and net loss per common share would have been increased to the pro forma amounts indicated below:
(in thousands, except per share amounts)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                   ----------------------------------
                                                                         2003              2002
                                                                   ----------------  ----------------
Net loss as reported.............................................  $        34,811   $        30,053
Deduct: Total stock-based employee compensation expense
   determined under fair value based method......................            9,280            21,678
                                                                   ---------------   ---------------
          Pro forma..............................................  $        44,091   $        51,731
                                                                   ===============   ===============
Basic and diluted net loss per common share:
          As reported............................................  $         (0.47)  $         (0.41)
          Pro forma..............................................  $         (0.60)  $         (0.71)

         The pro forma effect on the net loss for the three months ended March 31, 2003 and 2002 is not necessarily indicative of the pro forma effect on future periods' operating results.

(2) PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are recorded at cost and consist of the following: (in thousands)

                                                                MARCH 31,        DECEMBER 31,
                                                                  2003               2002
                                                            ----------------   ----------------
Land...................................................     $         4,899    $         4,899
Building and building improvements.....................              65,860             64,849
Leasehold improvements.................................              11,979             11,904
Machinery and equipment................................              41,966             40,317
Furniture and fixtures.................................               3,323              3,080
Construction in progress...............................             103,269             91,065
                                                            ---------------     --------------
     Total cost........................................             231,296            216,114
Less accumulated depreciation and amortization.........             (35,251)           (32,575)
                                                            ---------------     --------------
     Property, plant and equipment, net................     $       196,045    $       183,539
                                                            ===============     ==============

         The Company is building a multiple product manufacturing facility (the "Multiple Product Facility") adjacent to its single product manufacturing facility (the "Single Product Facility") in Somerville (Branchburg Township), New Jersey. This new facility will be a multi-use facility with capacity of up to 110,000 liters (production volume). The 250,000 square foot facility will cost approximately $260,000,000, and is being built on land purchased in July 2000. The actual cost of the new facility may change depending upon various factors. The Company has incurred approximately $96,945,000 in conceptual design, engineering, pre-construction and construction costs (which are included in construction in progress in the preceding table), excluding capitalized interest of approximately $4,179,000, through March 31, 2003. Through June 24, 2003, committed purchase orders totaling approximately $107,021,000 have been placed with subcontractors and for equipment related to this project. In addition, $65,689,000 in engineering, procurement, construction management and validation costs were committed. As of March 31, 2003, $90,484,000 has been paid relating to these committed purchase orders. During August 2002, the Company executed an escrow agreement with Branchburg Township (the "Township"). The agreement required the Company to deposit $5,040,000 in an escrow account until the Company supplies the Township with certain New Jersey Department of Environmental Protection permits and also certain water and sewer permits related to the construction of this facility. Interest that accrues on the escrow deposit is allocated two-thirds to the Company and one-third to the Township. The escrow deposit was requested by the Township to insure that funds would be available to restore the site to its original condition should the Company fail to obtain such permits required for construction at the site. The escrow deposit, including the Company's portion of the interest, totaled $5,094,000 at March 31, 2003 and is included in other current assets in the consolidated balance sheet. The Company has satisfied the permit requirements of the Township and received the escrow principal and accrued interest totaling $5,101,000 in April 2003.

         In January 2002, the Company purchased real estate consisting of a 7.5-acre parcel of land located adjacent to the Company's Single Product Facility and pilot facility in Somerville, New Jersey. The real estate includes an existing 50,000 square foot building, 40,000 square feet of which is warehouse space and 10,000 square feet of which is office space. The purchase price for the property and building was approximately $7,020,000, of which approximately $1,125,000 related to the purchase of the land and approximately $5,895,000 related to the purchase of the building. The Company is using this property for warehousing and material logistics for its Somerville campus. As of March 31, 2003, the Company has incurred approximately $1,262,000 for the retrofit of this facility. The logistics facility was ready for its intended use and put into operation during January 2003 and depreciation commenced at that time.

         The process of preparing consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires the Company to evaluate the carrying values of its long-lived assets. The recoverability of the carrying values of the Company's Single Product Facility and its Multiple Product Facility currently being built will depend on (1) receiving United States Food and Drug Administration ("FDA") approval of ERBITUX, (2) receiving FDA approval of the manufacturing facilities and (3) the Company's ability to earn sufficient returns on ERBITUX. Based on management's current estimates, the Company expects to recover the carrying value of such assets.

(3) CONTRACT MANUFACTURING SERVICES

         In September 2000, the Company entered into a three-year commercial manufacturing services agreement with Lonza Biologics plc ("Lonza") relating to ERBITUX. This agreement was amended in June 2001 and again in September 2001 to include additional services. The total cost for services to be provided under the three-year commercial manufacturing services agreement is approximately $86,913,000. The Company has incurred approximately $15,245,000 and $7,070,000 in the three months ended March 31, 2003 and 2002, respectively, and $77,078,000 from inception through March 31, 2003, for services provided under the commercial manufacturing services agreement.

         Under the September 2000 agreement, Lonza manufactures ERBITUX at the 5,000 liter scale under cGMP and delivers it to the Company over a term ending no later than December 2003. The costs associated with this agreement are included in research and development expenses when incurred and will continue to be so classified until such time as ERBITUX may be approved for sale or until the Company obtains binding obligations from its corporate partners to purchase such product. In the event of such approval or obligations from its corporate partners, the subsequent costs associated with manufacturing ERBITUX for commercial sale will be included in inventory and expensed when sold. In the event the Company terminates the commercial manufacturing services agreement without cause, the Company will be required to pay 85% of the stated costs for each of the first ten batches cancelled, 65% of the stated costs for each of the next ten batches cancelled and 40% of the stated costs for each of the next six batches cancelled. The batch cancellation provisions for certain additional batches that the Company is committed to purchase requires it to pay 100% of the stated costs of cancelled batches scheduled within six months of the cancellation, 85% of the stated costs of cancelled batches scheduled between six and twelve months following the cancellation, and 65% of the stated costs of cancelled batches scheduled between twelve and eighteen months following the cancellation. Certain batches have been cancelled at other negotiated rates agreed to by the parties. These amounts are subject to mitigation should Lonza use its manufacturing capacity caused by such termination for another customer. At March 31, 2003, the estimated remaining future commitments under the commercial manufacturing services agreement are $9,835,000 for 2003.

         In December 2001, the Company entered into an agreement with Lonza to manufacture ERBITUX at the 2,000 liter scale for use in clinical trials by Merck KGaA. The costs associated with the agreement are reimbursable by Merck KGaA and accordingly are accounted for as collaborative agreement revenue and such costs are also included in research and development expenses in the Consolidated Statements of Operations. The Company did not incur any costs associated with this agreement during the three months ended March 31, 2003, and $1,762,000 was incurred during the three months ended March 31, 2002. From inception to March 31, 2003, the Company incurred approximately $7,183,000 for services provided under this agreement. As of March 31, 2003, Merck KGaA has reimbursed the Company in full for all the services provided under this agreement and Lonza has completed its responsibilities under such agreement.

         On January 2, 2002, the Company executed a letter of intent with Lonza to enter into a long-term supply agreement. The long-term supply agreement would have applied to a large scale manufacturing facility that Lonza is constructing, which would have been able to produce ERBITUX in 20,000 liter batches. The Company paid Lonza $3,250,000 upon execution of the letter of intent for the exclusive right to negotiate a long-term supply agreement for a portion of the facility's manufacturing capacity. In September 2002, the Company wrote-off the deposit because the exclusive negotiation period ended on September 30, 2002. In light of the assistance the Company provided to BMS with respect to preserving and then relinquishing the manufacturing capacity described above, BMS paid the Company $3,250,000 in April 2003 and this amount will therefore be recognized as a reduction to operating expenses in the second quarter of 2003.

(4) WITHHOLDING TAX ASSETS AND LIABILITY

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

         In January 2003, the New York State Department of Taxation and Finance ("New York State") notified the Company that it was liable for the New York State and City income taxes that were not withheld because one or more of the Company's employees who exercised certain non-qualified stock options in 1999 and 2000 failed to pay New York State and City income taxes for those years. As of December 31, 2002, the Company recorded a gross New York State and City withholding tax liability of approximately $6,800,000 related to this matter. On March 13, 2003, the Company entered into a closing agreement with New York State, paying $4,500,000 by March 31, 2003, to settle the matter. The Company believes that substantially all of the underpayment of New York State and City income tax identified by New York State is attributable to the exercise of non-qualified stock options by its former President and Chief Executive Officer, Dr. Samuel D. Waksal. On June 17, 2003, New York State notified the Company that, based on the warrant issue identified below, it is continuing a previously conducted audit of the Company and is evaluating the terms of the closing agreement to determine whether or not it should be re-opened. The liability of approximately $2,300,000 representing the difference between the gross liability of $6,800,000 and the settlement amount per the closing agreement paid in March 2003 will remain on the Company's Consolidated Balance Sheets, until this matter is settled.

         On March 13, 2003, the Company initiated discussions with the Internal Revenue Service (the "IRS") relating to federal income taxes on the exercise of non-qualified stock options on which income tax was not properly withheld. Although the IRS has not yet asserted that the Company is required to make a payment with respect to such failure to withhold, the IRS may assert that such a liability exists, and may further assert that the Company is liable for interest and penalties. The Company has requested and received confirmation from all of its current and substantially all of its former employees who exercised non-qualified stock options in 1999 and 2000, on which no income tax was withheld, that they have reported the appropriate amount of income on their tax returns and paid the taxes shown as due on those returns. Based on this information, the Company has determined that all but an insignificant amount of the potential liability for withholding taxes with respect to exercises of non-qualified stock options in 1999 and 2000 is attributable to those amounts related to Dr. Samuel D. Waksal.

          In addition, in the course of the Company's investigation into its potential liability in respect of the non-qualified stock options described above, the Company has identified certain warrants that were granted in 1991 and prior years to current and former officers, directors and advisors (including the three individuals discussed herein and the one individual discussed in Note
9) that the Company previously treated as non-compensatory warrants and thus not subject to tax withholding and information reporting requirements upon exercise. Accordingly, when exercised in 2001 and prior years, the Company did not deduct income and payroll taxes upon exercise or report applicable information to the taxing authorities. Based on the information discovered in the course of the Company's recent investigation, the Company now believes that such treatment was incorrect, and that the exercise of such warrants by current and former officers of the Company should have been treated in the same manner for withholding and reporting purposes as the exercise of non-qualified stock options. The Company has informed the relevant authorities, including the IRS and New York State, of this matter and intends to resolve its liability in respect of these warrants with these taxing authorities in conjunction with its resolution of the matter described above.

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

         The Company has recognized assets at the time of exercise relating to the above individuals. These assets are based on the fact that individuals are required by law to pay their personal income taxes, as well as the Company's determination that these individuals had the means and intention to satisfy their tax liabilities, and legal claims the Company has against these individuals both during and after their employment with the Company. The Company decided to write-down certain of these assets during the periods noted in the paragraph below.

         Regarding Dr. Samuel D. Waksal, the Company determined that subsequent to the Company's receipt of a "refusal to file" letter from the FDA on December 28, 2001, with respect to its rolling Biologics License Application for ERBITUX, his financial condition deteriorated and therefore the recoverability of the asset became doubtful. Regarding Mr. Landes, based on the limited information available to it, due to the decrease in the Company's stock price during 2002 and corresponding decrease in the value of Mr. Landes' ownership of the Company's securities, the Company determined that recoverability of the asset became doubtful. Based upon these determinations, the asset write-downs of $25,269,000 and $3,384,000 were recorded during the fourth quarter of 2001 for Dr. Samuel D. Waksal and the second quarter of 2002 for Mr. Landes, respectively. The withholding tax liabilities relating to Dr. Samuel D. Waksal and Mr. Landes will remain on the Company's Consolidated Balance Sheets, until such time as these liabilities are satisfied. Should the Company negotiate settlements with the IRS and New York State tax authorities for amounts less than those noted above or should such individuals pay the taxes, the Company would reduce operating expenses for the difference between the withholding tax liabilities and settlement amounts in the period of settlement.

(5) LONG-TERM DEBT

         Long-term debt consists of the following: (in thousands)

                                                                                    MARCH 31,         DECEMBER 31,
                                                                                      2003                2002
                                                                                  --------------     ---------------
5 1/2% Convertible Subordinated Notes due March 1, 2005........................   $     240,000      $      240,000
11 1/4% Industrial Development Revenue Bond due May 1, 2004....................           2,200               2,200
                                                                                  -------------      --------------
                                                                                        242,200             242,200
Less current portion.........................................................            (2,200)             (2,200)
                                                                                  -------------      --------------
                                                                                  $     240,000      $      240,000
                                                                                  =============      ==============

         In February 2000, the Company completed a private placement of $240,000,000 in convertible subordinated notes due March 1, 2005. The Company received net proceeds from this offering of approximately $231,500,000, after deducting costs associated with the offering.

The holders may convert all or a portion of the notes into common stock at any time on or before March 1, 2005 at a conversion price of $55.09 per share, subject to adjustment under certain circumstances. The notes are subordinated to all existing and future senior indebtedness. On or after March 6, 2003, the Company may redeem any or all of the notes at specified redemption prices, plus accrued and unpaid interest to the day preceding the redemption date. The Company was required to file with the SEC and obtain the effectiveness of a shelf registration statement covering resales of the notes and the common stock. Such registration statement was declared effective in July 2000. Upon the occurrence of a "fundamental change" as defined in the indenture, holders of the notes may require the Company to redeem the notes at a price equal to 100% of the principal amount to be redeemed.

         On May 2, 2003, the Company informed the trustee for the Convertible Subordinated Notes of its withholding tax issues and the delay in filing its Form 10-K for the year ended December 31, 2002, and of the Company's intention to satisfy its tax liabilities upon completion of its discussions with the relevant taxing authorities and to file its Form 10-K as soon as possible. The indenture for the Convertible Subordinated Notes includes covenants requiring the Company to timely pay taxes and timely make Exchange Act filings. Under the indenture, there can be no acceleration of payment of the notes until the Company receives a notice of default from the trustee or a specified percentage of the note holders and a 60-day grace period lapses. The Company has not received any such notice. If, at some point in the future, the Company were to receive such a notice and if it were determined at that time that the Company was not in compliance with applicable covenants, the Company intends to and believes it would be able to cure such non-compliance within the 60-day grace period.

         In August 1990, the NYIDA issued $2,200,000 principal amount of its 11 1/4% Industrial Development Revenue Bonds due May 2004 (the "1990 IDA Bonds"). The proceeds from the sale of the 1990 IDA Bonds were used by the Company at its research and development facility in downtown New York City. The Company has granted a security interest in certain equipment located in this New York City facility purchased with the proceeds from the 1990 IDA Bonds to secure the obligations of the Company relating to the 1990 IDA Bonds. In April 2003, the Company discovered that it is in breach of certain covenants in its 1990 IDA Bonds. These bonds are tax-exempt and the Company is required to continue to use the proceeds for a qualified tax-exempt purpose (in this case, manufacturing), until maturity. While the bond proceeds were originally used for manufacturing purposes, a recent internal investigation concluded that in August 1995, this qualified purpose was abandoned and the proceeds have been used for a non-qualified purpose in later periods. As a result, the bond proceeds likely became taxable to the bondholders in August 1995. The Company is required to indemnify the bondholders from any taxes imposed upon them. The Company intends to attempt to settle any tax liability directly with the relevant taxing authorities using procedures established for that purpose. The Company has recognized a tax liability of $986,000 and $953,000 in its Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002, respectively. The estimate of this tax liability was based upon the Voluntary Closing Agreement Program ("VCAP") projected penalty rate on the 1990 IDA Bonds interest payments. The 1990 IDA Bonds were redeemed in full on June 30, 2003 and the Company has classified this debt as a current liability on the Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002, respectively.

(6) NET LOSS PER COMMON SHARE

         Basic and diluted net loss per common share are computed based on the net loss for the relevant period, divided by the weighted average number of common shares outstanding during the period. For purposes of the diluted loss per share calculation, the exercise or conversion of all potential common shares is not included since their effect would be anti-dilutive for all periods presented. Potential common shares outstanding which represent new shares that could be issued under convertible debt, stock options and stock warrants by the Company totaled approximately 18,286,000 and 16,927,000 for the three months ended March 31, 2003 and 2002, respectively.

(7) COMPREHENSIVE INCOME (LOSS)

    The following table reconciles net loss to comprehensive loss (in thousands):

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                           ----------------------------------
                                                                                 2003              2002
                                                                           ----------------  ----------------
Net loss..............................................................     $       (34,811)  $       (30,053)
Other comprehensive income (loss):
     Unrealized holding gain (loss) arising during the period.........                 132               281
     Reclassification adjustment for realized gain included in net loss               (379)             (801)
                                                                           ---------------   ---------------
          Total other comprehensive income (loss).....................                (247)             (520)
                                                                           ---------------   ---------------
Total comprehensive loss .............................................     $       (35,058)  $       (30,573)
                                                                           ===============   ===============

(8) COLLABORATIVE AGREEMENTS

(A)  MERCK KGAA

         In April 1990, the Company entered into a development and commercialization agreement with Merck KGaA with respect to BEC2 and the recombinant gp75 antigen product candidate. The agreement has been amended a number of times, most recently in December 1997. The agreement grants Merck KGaA a license, with the right to sublicense, to make, have made, use, sell, or have sold BEC2 and gp75 antigen outside North America. The agreement also grants Merck KGaA a license, without the right to sublicense, to use, sell, or have sold, but not to make BEC2 within North America in conjunction with the Company. Pursuant to the terms of the agreement the Company has retained the rights, (1) without the right to sublicense, to make, have made, use, sell, or have sold BEC2 in North America in conjunction with Merck KGaA and (2) with the right to sublicense, to make, have made, use, sell, or have sold gp75 antigen in North America. In return, the Company has recognized research support payments totaling $4,700,000 and is not entitled to any further research support payments under the agreement. Merck KGaA is also required to make payments of up to $22,500,000, of which $4,000,000 has been recognized through March 31, 2003, based on milestones achieved in the licensed products' development. Merck KGaA is also responsible for worldwide costs of up to DM17,000,000 associated with a multi-site, multinational Phase III clinical trial for BEC2 in limited disease small-cell lung carcinoma. This expense level was reached during the fourth quarter of 2000 and all expenses incurred from that point forward are being shared 60% by Merck KGaA and 40% by the Company. The Company did not incur any expense for the three months ended March 31, 2003 and incurred approximately $121,000 associated with this agreement in the three months ended March 31, 2002. Such cost sharing applies to all expenses beyond the DM17,000,000 threshold. Merck KGaA is also required to pay royalties on the eventual sales of BEC2 outside of North America, if any. Revenues from sales, if any, of BEC2 in North America will be distributed in accordance with the terms of a co-promotion agreement to be negotiated by the parties.

         In December 1998, the Company entered into a development and license agreement with Merck KGaA with respect to ERBITUX. In exchange for granting Merck KGaA exclusive rights to market ERBITUX outside of the United States and Canada and co-exclusive development rights in Japan, the Company received through March 31, 2003, $30,000,000 in up-front fees and early cash-based milestone payments based on the achievement of defined milestones. An additional $30,000,000 can be received, of which $5,000,000 has been received through March 31, 2003, $6,000,000 was received on May 16, 2003, and $3,000,000 was received on June 16, 2003, assuming the achievement of further milestones for which Merck KGaA will receive equity in the Company. In August 2001, the Company received its first equity-based milestone payment totaling $5,000,000 and accordingly issued to Merck KGaA 63,027 shares of its common stock. The number of shares issued for this milestone payment was determined using a price of $79.33 per share. On April 16, 2003, the Company achieved a second equity-based milestone that triggered a payment of $6,000,000. On May 16, 2003, the Company received payment from Merck KGaA of $6,000,000 for this milestone. Upon receipt of this payment, the Company issued to Merck KGaA 334,471 shares of ImClone Systems' common stock, at a price of $17.94 per share, representing the sale of these shares at a ten percent premium to market value as provided in the license. On May 16, 2003, the Company achieved a third equity-based milestone that triggered a payment of $3,000,000. On June 16, 2003, the Company received payment from Merck KGaA of $3,000,000 for this milestone. Upon receipt of this payment, the Company issued to Merck KGaA 150,007 shares of ImClone Systems' common stock, at a price of $20.00 per share, representing the sale of these shares at a ten percent premium to market value as provided in the license. The equity underlying the remaining milestone payments will be priced at varying premiums to the then-market price of the common stock depending upon the timing of the achievement of the respective milestones. Merck KGaA will pay the Company a royalty on future sales of ERBITUX outside of the United States and Canada, if any. This agreement may be terminated by Merck KGaA in various instances, including (1) at its discretion on any date on which a milestone is achieved (in which case no milestone payment will be made), or (2) for a one-year period after first commercial sale of ERBITUX in Merck KGaA's territory, upon Merck KGaA's reasonable determination that the product is economically unfeasible (in which case Merck KGaA is entitled to receive back 50% of the cash-based up front fees and milestone payments then paid to date, but only out of revenues received, if any, based upon a royalty rate applied to the gross profit from ERBITUX sales or a percentage of ERBITUX fees and royalties received from a sublicensee on account of the sale of ERBITUX in the United States and Canada). In August 2001, the Company and Merck KGaA amended this agreement to provide, among other things, that Merck KGaA may manufacture ERBITUX for supply in its territory and may utilize a third party to do so upon the Company's reasonable acceptance. The amendment further released Merck KGaA from its obligations under the agreement relating to providing a guaranty under a $30,000,000 credit facility relating to the build-out of the Company's Single Product Facility. In addition, the amendment provides that the companies have co-exclusive rights to ERBITUX in Japan, including the right to sublicense and Merck KGaA waived its right of first offer in the case of a proposed sublicense by the Company of ERBITUX in the Company's territory. In consideration for the amendment, the Company agreed to a reduction in royalties payable by Merck KGaA on sales of ERBITUX in Merck KGaA's territory.

         In conjunction with Merck KGaA, the Company has expanded the trial of ERBITUX plus radiotherapy in squamous cell carcinoma of the head and neck. In order to support clinical trials, Merck KGaA has agreed to purchase ERBITUX manufactured by Lonza and the Company for use in these trials and has further agreed to reimburse the Company for one-half of the outside contract service costs incurred with respect to the Phase III clinical trial of ERBITUX for the treatment of head and neck cancer in combination with radiation. In September 2002, the Company entered into a binding term sheet, effective as of April 15, 2002, for the supply of ERBITUX to Merck KGaA, which replaces previous supply arrangements. The term sheet provides for Merck KGaA to purchase bulk and finished ERBITUX ordered from the Company during the term of the December 1998 development and license agreement at a price equal to the Company's fully loaded cost of goods. The term sheet also provides for Merck KGaA to use reasonable efforts to enter into its own contract manufacturing agreements for supply of ERBITUX by 2004 and obligates Merck KGaA to reimburse the Company for costs associated with transferring technology and any other services requested by Merck KGaA relating to establishing its own manufacturing or contract manufacturing capacity. Amounts due from Merck KGaA related to these arrangements totaled approximately $5,531,000 and $2,462,000 at March 31, 2003 and December 31, 2002, respectively, and are included in amounts due from corporate partners in the Consolidated Balance Sheets. The Company recorded collaborative agreement revenue related to these arrangements in the Consolidated Statements of Operations totaling approximately $3,816,000 and $5,022,000 for the three months ended March 31, 2003 and 2002, respectively. Of these amounts, $3,121,000 and $4,309,000 for the three months ended March 31, 2003 and 2002, respectively, related to reimbursable costs associated with supplying ERBITUX to Merck KGaA for use in clinical trials. The related manufacturing costs of the ERBITUX sold to Merck KGaA was produced in prior periods and have been expensed when the related raw materials were purchased and the associated direct labor and overhead was consumed or, in the case of contract manufacturing, when such services were performed. Reimbursable research and development expenses were incurred and totaled approximately $596,000 and $713,000 for the three months ended March 31, 2003 and 2002, respectively. These amounts have been recorded as research and development expenses and also as collaborative agreement revenue in the Consolidated Statements of Operations. Reimbursable administrative expenses were incurred and totaled approximately $99,000 for the three months ended March 31, 2003 and no administrative costs were incurred for the three months ended March 31, 2002. These amounts have been recorded as marketing, general and administrative expenses and also as collaborative agreement revenue in the Consolidated Statements of Operations.

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

STOCKHOLDER AGREEMENT

         Pursuant to the Stockholder Agreement, the Company's Board was increased from ten to twelve members. BMS received the right to nominate two directors to the Company's Board (each a "BMS director") so long as its ownership interest in ImClone Systems is 12.5% or greater. If BMS' ownership interest is 5% or greater but less than 12.5%, BMS will have the right to nominate one BMS director, and if BMS' ownership interest is less than 5%, BMS will have no right to nominate a BMS director. If the size of the Board is increased to a number greater than twelve, the number of BMS directors would be increased, subject to rounding, such that the number of BMS directors is proportionate to the lesser of BMS' then-current ownership interest and 19.9%. Notwithstanding the foregoing, BMS will have no right to nominate any BMS directors if (i) the Company has terminated the Commercial Agreement due to a material breach by BMS or (ii) BMS' ownership interest were to remain below 5% for 45 consecutive days.

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

         Voting of Shares - During the period in which BMS has the right to nominate at least one BMS director, BMS and its affiliates are required to vote all of their shares in the same proportion as the votes cast by all of the Company's other stockholders with respect to the election or removal of non-BMS directors.

         Committees of the Board of Directors - During the period in which BMS has the right to nominate at least one BMS director, BMS also has the right, subject to certain exceptions and limitations, to have one member of each committee of the Board be a BMS director.

         Approval Required for Certain Actions - The Company may not take any action that constitutes a prohibited action under the Stockholder Agreement without the consent of the BMS directors, until September 19, 2006 or earlier, if any of the following occurs: (i) a reduction in BMS's ownership interest to below 5% for 45 consecutive days, (ii) a transfer or other disposition of shares of the Company's common stock by BMS or any of its affiliates such that BMS and its affiliates own or have control over less than 75% of the maximum number of shares of the Company's common stock owned by BMS and its affiliates at any time after September 19, 2001, (iii) an acquisition by a third party of more than 35% of the outstanding shares of the Company's common stock, (iv) a termination of the Commercial Agreement by BMS due to significant regulatory or safety concerns regarding ERBITUX, or (v) a termination of the Commercial Agreement due to a material breach by BMS. Such prohibited actions include (i) issuing additional shares or securities convertible into shares in excess of 21,473,002 shares of the Company's common stock in the aggregate, subject to certain exceptions; (ii) incurring additional indebtedness if the total of (A) the principal amount of indebtedness incurred since September 19, 2001 and then-outstanding, and (B) the net proceeds from the issuance of any redeemable preferred stock then-outstanding, would exceed the Company's amount of indebtedness for borrowed money outstanding as of September 19, 2001 by more than $500 million; (iii) acquiring any business if the aggregate consideration for such acquisition, when taken together with the aggregate consideration for all other acquisitions consummated during the previous twelve months, is in excess of 25% of our aggregate value at the time the binding agreement relating to such acquisition was entered into; (iv) disposing of all or any substantial portion of the Company's non-cash assets; (v) entering into non-competition agreements that would be binding on BMS, its affiliates or any BMS director; (vi) taking certain actions that would have a discriminatory effect on BMS or any of its affiliates as a stockholder; and (vii) issuing capital stock with more than one vote per share.

         Limitation on Additional Purchases of Shares and Other Actions - Subject to the exceptions set forth below, until September 19, 2006 or, if earlier, the occurrence of any of (i) an acquisition by a third party of more than 35% of the Company's outstanding shares, (ii) the first anniversary of a reduction in BMS's ownership interest in the Company to below 5% for 45 consecutive days, or (iii) the Company's taking a prohibited action under the Stockholder Agreement without the consent of the BMS directors, neither BMS nor any of its affiliates will acquire beneficial ownership of any shares of the Company's common stock or take any of the following actions: (i) encourage any proposal for a business combination with the Company's or an acquisition of our shares; (ii) participate in the solicitation of proxies from holders of shares of the Company's common stock; (iii) form or participate in any "group" (within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934) with respect to shares of the Company's common stock; (iv) enter into any voting arrangement with respect to shares of the Company's common stock; or (v) seek any amendment to or waiver of these restrictions.

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

         Option to Purchase Shares in the Event of Dilution - BMS Biologics has the right under certain circumstances to purchase additional shares of common stock from the Company at market prices, pursuant to an option granted to BMS by the Company, in the event that BMS's ownership interest is diluted (other than by any transfer or other disposition by BMS or any of its affiliates). BMS can exercise this right (i) once per year, (ii) if the Company issues shares of common stock in excess of 10% of the then-outstanding shares in one day, and
(iii) if BMS's ownership interest is reduced to below 5% or 12.5%. BMS Biologics' right to purchase additional shares of common stock from the Company pursuant to this option will terminate on September 19, 2006 or, if earlier, upon the occurrence of (i) an acquisition by a third party of more than 35% of the outstanding shares, or (ii) the first anniversary of a reduction in BMS's ownership interest in the Company to below 5% for 45 consecutive days.

         Transfers of Shares - Until September 19, 2004, neither BMS nor any of its affiliates may transfer any shares of the Company's common stock or enter into any arrangement that transfers any of the economic consequences associated with the ownership of shares. After September 19, 2004, neither BMS nor any of its affiliates may transfer any shares or enter into any arrangement that transfers any of the economic consequences associated with the ownership of shares, except (i) pursuant to registration rights granted to BMS with respect to the shares, (ii) pursuant to Rule 144 under the Securities Act of 1933, as amended or (iii) for certain hedging transactions. Any such transfer is subject to the following limitations: (i) the transferee may not acquire beneficial ownership of more than 5% of the then-outstanding shares of common stock; (ii) no more than 10% of the total outstanding shares of common stock may be sold in any one registered underwritten public offering; and (iii) neither BMS nor any of its affiliates may transfer shares of common stock (except for registered firm commitment underwritten public offerings pursuant to the registration rights described below) or enter into hedging transactions in any twelve-month period that would, individually or in the aggregate, have the effect of reducing the economic exposure of BMS and its affiliates by the equivalent of more than 10% of the maximum number of shares of common stock owned by BMS and its affiliates at any time after September 19, 2001. Notwithstanding the foregoing, BMS Biologics may transfer all, but not less than all, of the shares of common stock owned by it to BMS or to E.R. Squibb or another wholly-owned subsidiary of BMS.

         Registration Rights - The Company granted BMS customary registration rights with respect to shares of common stock owned by BMS or any of its affiliates.

COMMERCIAL AGREEMENT

         Rights Granted to E.R. Squibb - Pursuant to the Commercial Agreement, as amended on March 5, 2002, the Company granted to E.R. Squibb (i) the exclusive right to distribute, and the co-exclusive right to develop and promote (together with the Company) any prescription pharmaceutical product using the compound ERBITUX (the "product") in the United States and Canada, (ii) the co-exclusive right to develop, distribute and promote (together with the Company and together or co-exclusively with Merck KGaA and its affiliates) the product in Japan, and (iii) the non-exclusive right to use the Company's registered trademarks for the product in the United States, Canada and Japan (collectively, the "territory") in connection with the foregoing. In addition, the Company agreed not to grant any right or license to any third party, or otherwise permit any third party, to develop ERBITUX for animal health or any other application outside the human health field without the prior consent of E.R. Squibb (which consent may not be unreasonably withheld).

         Rights Granted to the Company - Pursuant to the Commercial Agreement, E.R. Squibb has granted to the Company and the Company's affiliates a license, without the right to grant sublicenses (other than to Merck KGaA and its affiliates for use in Japan and to any third party for use outside the territory), to use solely for the purpose of developing, using, manufacturing, promoting, distributing and selling ERBITUX or the product, any process, know-how or other invention developed solely by E.R. Squibb or BMS that has general utility in connection with other products or compounds in addition to ERBITUX or the product ("E.R. Squibb Inventions").

         Up-Front and Milestone Payments - The Commercial Agreement provides for up-front and milestone payments by E.R. Squibb to the Company of $900,000,000 in the aggregate, of which $200,000,000 was paid on September 19, 2001, $140,000,000 was paid on March 7, 2002, $60,000,000 was paid on March 5, 2003,
$250,000,000 is payable upon receipt of marketing approval from the FDA with respect to an initial indication for ERBITUX and $250,000,000 is payable upon receipt of marketing approval from the FDA with respect to a second indication for ERBITUX. All such payments are non-refundable and non-creditable.

         Distribution Fees - The Commercial Agreement provides that E.R. Squibb shall pay the Company distribution fees based on a percentage of "annual net sales" of the product (as defined in the Commercial Agreement) by E.R. Squibb in the United States and Canada. The distribution fee is 39% of net sales in the United States and Canada.

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

         Development of the Product - Responsibilities associated with clinical and other ongoing studies are apportioned between the parties as determined by the product development committee described below. The Commercial Agreement provides for the establishment of clinical development plans setting forth the activities to be undertaken by the parties for the purpose of obtaining marketing approvals, providing market support and developing new indications and formulations of the product. After transition of responsibilities for certain clinical and other studies, each party is primarily responsible for performing the studies designated to it in the clinical development plans. In the United States and Canada, the Commercial Agreement provides that E.R. Squibb is responsible for 100% of the cost of all clinical studies other than those studies undertaken post-launch which are not pursuant to an IND (e.g. Phase IV studies), the cost of which is shared equally between E.R. Squibb and ImClone Systems. As between E.R. Squibb and ImClone Systems, each is responsible for 50% of the costs of all studies in Japan. The Company has also agreed, and may agree in the future, to share with E.R. Squibb, on terms other than the foregoing, costs of clinical trials that the Company believes are not potentially registrational but should be undertaken prior to launch in the United States, Canada or Japan. Except as otherwise agreed upon by the parties, the Company will own all registrations for the product and are primarily responsible for the regulatory activities leading to registration in each country. E.R. Squibb will be primarily responsible for the regulatory activities in each country after the product has been registered in that country. Pursuant to the terms of the Commercial Agreement, as amended, Andrew G. Bodnar, M.D., J.D., Senior Vice President, Strategy and Medical & External Affairs of BMS, and a member of the Company's Board of Directors, will oversee the implementation of the clinical and regulatory plan for ERBITUX.

         Distribution and Promotion of the Product - Pursuant to the Commercial Agreement, E.R. Squibb has agreed to use all commercially reasonable efforts to launch, promote and sell the product in the territory with the objective of maximizing the sales potential of the product and promoting the therapeutic profile and benefits of the product in the most commercially beneficial manner. In connection with its responsibilities for distribution, marketing and sales of the product in the territory, E.R. Squibb is performing all relevant functions, including but not limited to the provision of all sales force personnel, marketing (including all advertising and promotional expenditures), warehousing and physical distribution of the product.

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

         Manufacture and Supply - The Commercial Agreement provides that the Company is responsible for the manufacture and supply of all requirements of ERBITUX in bulk form ("API") for clinical and commercial use in the territory, and that E.R. Squibb will purchase all of its requirements of API for commercial use from the Company. The Company will supply API for clinical use at the Company's fully burdened manufacturing cost, and will supply API for commercial use at the Company's fully burdened manufacturing cost plus a mark-up of 10%. Upon the expiration, termination or assignment of any existing agreements between ImClone Systems and third party manufacturers, E.R. Squibb will be responsible for processing API into the finished form of the product.

         Management - The parties have formed the following committees for purposes of managing their relationship and their respective rights and obligations under the Commercial Agreement:

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

         Any matter, which is the subject of a deadlock (i.e., no consensus decision) in the PDC, the JCC or the JMC, will be referred to the JEC for resolution. Subject to certain exceptions, deadlocks in the JEC will be resolved as follows: (i) if the matter was also the subject of a deadlock in the PDC, by the co-chairperson of the JEC designated by the Company, (ii) if the matter was also the subject of a deadlock in the JCC, by the co-chairperson of the JEC designated by BMS, or (iii) if the matter was also the subject of a deadlock in the JMC, by the co-chairperson of the JEC designated by the Company. All other deadlocks in the JEC will be resolved by arbitration.

         Right of First Offer - E.R. Squibb has a right of first offer with respect to our investigational IMC-KDR monoclonal antibodies should the Company decide to enter into a partnering arrangement with a third party with respect to IMC-KDR antibodies at any time prior to the earlier to occur of September 19, 2006 and the first anniversary of the date which is 45 days after any date on which BMS's ownership interest in ImClone Systems is less than 5%. If the Company decides to enter into a partnering arrangement during such period, the Company must notify E.R. Squibb. If E.R. Squibb notifies the Company that it is interested in such an arrangement, the Company will provide its proposed terms to E.R. Squibb and the parties will negotiate in good faith for 90 days to attempt to agree on the terms and conditions of such an arrangement. If the parties do not reach agreement during this period, E.R. Squibb must propose the terms of an arrangement which it is willing to enter into, and if the Company rejects such terms the Company may enter into an agreement with a third party with respect to such a partnering arrangement (provided that the terms of any such agreement may not be more favorable to the third party than the terms proposed by E.R. Squibb).

         Right of First Negotiation - If at any time during the restricted period (as defined below), the Company is interested in establishing a partnering relationship with a third party involving certain compounds or products not related to ERBITUX, the product or IMC-KDR antibodies, the Company must notify E.R. Squibb and E.R. Squibb will have 90 days to enter into a non-binding heads of agreement with the Company with respect to such a partnering relationship. In the event that E.R. Squibb and ImClone Systems do not enter into a non-binding heads of agreement, the Company is free to negotiate with third parties without further obligation to E.R. Squibb. The "restricted period" means the period from September 19, 2001 until the earliest to occur of (i) September 19, 2006, (ii) a reduction in BMS's ownership interest in ImClone Systems to below 5% for 45 consecutive days, (iii) a transfer or other disposition of shares of the Company's common stock by BMS or any of its affiliates such that BMS and its affiliates own or have control over less than 75% of the maximum number of shares of the Company's common stock owned by BMS and its affiliates at any time after September 19, 2001, (iv) an acquisition by a third party of more than 35% of the outstanding Shares, (v) a termination of the Commercial Agreement by BMS due to significant regulatory or safety concerns regarding ERBITUX, or (vi) the Company's termination of the Commercial Agreement due to a material breach by BMS.

         Restriction on Competing Products - During the period from the date of the Commercial Agreement until September 19, 2008, the parties have agreed not to, directly or indirectly, develop or commercialize a competing product (defined as a product that has as its only mechanism of action an antagonism of the EGF receptor) in any country in the territory. In the event that any party proposes to commercialize a competing product or purchases or otherwise takes control of a third party which has developed or commercialized a competing product, then such party must either divest the competing product within 12 months or offer the other party the right to participate in the commercialization and development of the competing product on a 50/50 basis (provided that if the parties cannot reach agreement with respect to such an agreement, the competing product must be divested within 12 months).

         Ownership - The Commercial Agreement provides that the Company own all data and information concerning ERBITUX and the product and (except for the E.R. Squibb Inventions) all processes, know-how and other inventions relating to the product and developed by either party or jointly by the parties. E.R. Squibb, however, has the right to use all such data and information, and all such processes, know-how or other inventions, in order to fulfill its obligations under the Commercial Agreement.

         Product Recalls - If E.R. Squibb is required by any regulatory authority to recall the product in any country in the territory (or if the JCC determines such a recall to be appropriate), then E.R. Squibb and ImClone Systems shall bear the costs and expenses associated with such a recall (i) in the United States and Canada, in the proportion of 39% for ImClone Systems and 61% for E.R. Squibb and (ii) in Japan, in the proportion for which each party is entitled to receive operating profit or loss (unless, in the territory, the predominant cause for such a recall is the fault of either party, in which case all such costs and expenses shall be borne by such party).

         Mandatory Transfer - Each of BMS and E.R. Squibb has agreed under the Commercial Agreement that in the event it sells or otherwise transfers all or substantially all of its pharmaceutical business or pharmaceutical oncology business, it must also transfer to the transferee its rights and obligations under the Commercial Agreement.

         Indemnification - Pursuant to the Commercial Agreement, each party has agreed to indemnify the other for (i) its negligence, recklessness or wrongful intentional acts or omissions, (ii) its failure to perform certain of its obligations under the agreement, and (iii) any breach of its representations and warranties under the agreement.

         Termination - Unless earlier terminated pursuant to the termination rights discussed below, the Commercial Agreement expires with regard to the product in each country in the territory on the later of September 19, 2018 and the date on which the sale of the product ceases to be covered by a validly issued or pending patent in such country. The Commercial agreement may also be terminated prior to such expiration as follows:

         - by either party, in the event that the other party materially breaches any of its material obligations under the Commercial Agreement and has not cured such breach within 60 days after notice;

         - by E.R. Squibb, if the JEC determines that there exists a significant concern regarding a regulatory or patient safety issue that would seriously impact the long-term viability of all products; or

         - by either party, in the event that the JEC does not approve additional clinical studies that are required by the FDA in connection with the submission of the initial regulatory filing with the FDA within 90 days of receiving the formal recommendation of the DC concerning such additional clinical studies.

         The Company has also agreed, and may agree in the future, to share with E.R. Squibb, on terms other than the foregoing, costs of clinical trials that the Company believes are not potentially registrational but should be undertaken prior to launch in the United States, Canada or Japan. The Company has incurred $1,147,000 pursuant to such cost sharing for the three months ended March 31, 2003. The Company has also incurred $40,000 related to the agreement with respect to development in Japan for the three months ended March 31, 2003.

         The Company incurred approximately $2,250,000 during the three months ended March 31, 2002 in legal and other advisor fees associated with the amendment to the Commercial Agreement with BMS and affiliates, which has been expensed and included as a separate line item in operating expenses in the Consolidated Statements of Operations.

         Amounts due from BMS related to this agreement totaled approximately $8,548,000 and $9,739,000 at March 31, 2003 and December 31, 2002, respectively, and are included in amounts due from corporate partners in the Consolidated Balance Sheets. The Company recorded collaborative agreement revenue related to this agreement in the Consolidated Statements of Operations totaling approximately $4,826,000 and $6,095,000 in the three months ended March 31, 2003 and 2002, respectively. Of these amounts, $1,200,000 and $1,847,000 in the three months ended March 31, 2003 and 2002, respectively, related to reimbursable costs associated with supplying ERBITUX for use in clinical trials associated with this agreement. The related manufacturing costs have been expensed in prior periods when the related raw materials were purchased and the associated direct labor and overhead was consumed or, in the case of contract manufacturing, when such services were provided. Reimbursable research and development and marketing expenses were incurred and totaled approximately $3,626,000 and $4,248,000 in the three months ended March 31, 2003 and 2002, respectively. These amounts have been recorded as research and development and marketing, general and administrative expenses and also as collaborative agreement revenue in the Consolidated Statements of Operations.

         License fees and milestone revenue consists of the following: (in thousands)

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                 ------------------------------
                                                                     2003             2002
                                                                 -------------    -------------
BMS:
     ERBITUX license fee revenue............................     $      10,526    $       6,567
Merck KGaA:
     ERBITUX license fee revenue............................                55               55
     BEC2 license fee revenue...............................                41               41
                                                                 -------------    -------------
          Total license fees and milestone revenues.........     $      10,622    $       6,663
                                                                 =============    =============

         Collaborative agreement revenue from corporate partners consists of the following: (in thousands)

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                       -------------------------------
                                                                            2003             2002
                                                                       --------------   --------------
BMS:
     ERBITUX research and development expenses...................       $       3,358    $       4,105
     ERBITUX supplied for use in clinical trials.................               1,200            1,847
     ERBITUX marketing expenses..................................                 268              143
Merck KGaA:
     ERBITUX research and development expenses...................                 596              713
     ERBITUX supplied for use in clinical trials.................               3,121            4,309
     ERBITUX administrative expenses.............................                  99               --
     BEC2 research and development expenses......................                  --              121
     BEC2 administrative expenses................................                   4               --
                                                                        -------------    -------------
          Total collaborative agreement revenue..................       $       8,646    $      11,238
                                                                        =============    =============

         Amounts due from corporate partners consist of the following:
(in thousands)

                                                                  MARCH 31,        DECEMBER 31,
                                                                    2003               2002
                                                              ----------------   --------------
BMS:
     ERBITUX...........................................       $         8,548    $        9,739
Merck KGaA:
     ERBITUX...........................................                 5,531             2,462
     BEC2..............................................                   167               162
                                                              ---------------    --------------
          Total amounts due from corporate partners....       $        14,246    $       12,363
                                                              ===============    ==============

         Deferred revenue consists of the following (in thousands):

                                                                                           MARCH 31,        DECEMBER 31,
                                                                                             2003               2002
                                                                                       ----------------   ---------------
BMS:
     ERBITUX commercial agreement........................................               $       366,313   $       316,839
Merck KGaA:
     ERBITUX development and license agreement...........................                         3,500             3,556
     BEC2 development and commercialization agreement....................                         2,069             2,109
                                                                                        ---------------   ---------------
          Total deferred revenue.........................................                       371,882           322,504
Less: current portion....................................................                       (45,855)          (38,362)
                                                                                        ---------------   ---------------
          Total long-term deferred revenue...............................               $       326,027   $       284,142
                                                                                        ===============   ===============

         The Company receives royalty revenue from a strategic corporate alliance with Abbott Laboratories in diagnostics. Royalty revenue for the three months ended March 31, 2003 and 2002 primarily includes amounts associated with the Abbott Laboratories alliance totaling $302,000 and $650,000, respectively.

 (9)     COMMITMENTS AND CONTINGENCIES

         Beginning in January 2002, a number of complaints asserting claims under the federal securities laws against the Company and certain of its directors and officers were filed in the U.S. District Court for the Southern District of New York. Those actions were consolidated under the caption Irvine
v. ImClone Systems Incorporated et al., No. 02 Civ. 0109 (RO), and on September 16, 2002, a consolidated amended complaint was filed in that consolidated action, which plaintiffs corrected in limited respects on October 22, 2002. The corrected consolidated amended complaint named the Company, as well as its former President and Chief Executive Officer, Dr. Samuel D. Waksal, its former President and Chief Executive Officer and current Chief Scientific Officer, Dr. Harlan W. Waksal, its former Chairman of the Board of Directors and current director, Robert F. Goldhammer, current or former directors Richard Barth, David Kies, Paul Kopperl, John Mendelsohn and William Miller, its former General Counsel, John Landes, and its Vice President for Marketing and Sales, Ronald Martell, as defendants. The complaint asserted claims for securities fraud under sections 10(b), 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, on behalf of a purported class of persons who purchased our publicly traded securities between March 27, 2001 and January 25, 2002. The complaint also asserted claims against Dr. Samuel D. Waksal under section 20A of the Exchange Act on behalf of a separate purported sub-class of purchasers of the Company's securities between December 27, 2001 and December 28, 2001. The complaint generally alleged that various public statements made by or on behalf of the Company or the other defendants during 2001 and early 2002 regarding the prospects for FDA approval of ERBITUX were false or misleading when made, that the individual defendants were allegedly aware of material non-public information regarding the actual prospects for ERBITUX at the time that they engaged in transactions in the Company's common stock and that members of the purported stockholder class suffered damages when the market price of the Company's common stock declined following disclosure of the information that allegedly had not been previously disclosed. The complaint sought to proceed on behalf of the alleged class described above, sought monetary damages in an unspecified amount and seeks recovery of plaintiffs' costs and attorneys' fees. On November 25, 2002, all defendants other than Dr. Samuel D. Waksal filed a motion to dismiss the complaint for failure to state a claim. On June 3, 2003, the court granted that motion in part, dismissing the complaint as to defendants Messrs. Goldhammer, Barth, Kies, Kopperl, Landes, Martell, Mendlesohn and Miller, but not dismissing it as to the Company, Dr. Harlan W. Waksal and Dr. Samuel D. Waksal.

         Separately, on September 17, 2002, an individual purchaser of the Company's common stock filed an action on his own behalf asserting claims against the Company, Dr. Samuel D. Waksal and Dr. Harlan W. Waksal under sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5. That action is styled Flynn v. ImClone Systems Incorporated, et al., No. 02 Civ. 7499 and, in contrast to the Irvine case discussed above, this case was not filed against any of our outside directors. In this case, plaintiff alleges that he purchased shares on various dates in late 2001, that various public statements made by the Company or the other defendants during 2001 regarding the prospects for FDA approval of ERBITUX were false or misleading when made and that plaintiff relied on such allegedly false and misleading information in making his purchases.

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

Beginning on January 13, 2002, and continuing thereafter, nine separate purported shareholder derivative actions have been filed against members of the Company's board of directors, certain of its present and former officers, and the Company, as nominal defendant, among others, advancing claims based on allegations similar to the allegations in the federal securities class action complaints. Four of these derivative cases were filed in the Delaware Court of Chancery and have been consolidated in that court under the caption In re ImClone Systems Incorporated Derivative Litigation, Cons. C.A. No. 19341-NC. Three of these derivative actions were filed in New York State Supreme Court in Manhattan, (styled Boghosian v. Barth, et al., Index No. 100759/02, Johnson v. Barth, et al. Index No. 601304/02, and Henshall v. Bodnar, et al., Index No. 603121/02) and have been consolidated under the caption In re ImClone Systems, Inc. Shareholder Derivative Litigation, Index No. 02-100759. All of these state court actions have been stayed in deference to proceeding in two purported derivative actions, Lefanto v. Waksal, et al., No. 02 Civ. 0163 (RO) and Forbes
v. Barth, et al., No. 02 Civ. 1400 (RO), have been filed in the U.S. District Court for the Southern District of New York and have been consolidated under the caption In re ImClone Systems, Inc. Shareholder Derivative Litigation, Master File No. 02 CV 163 (RO). A verified consolidated amended complaint in these federal actions was filed on June 16, 2003. It asserts, purportedly on behalf the Company, claims including breach of fiduciary duty by certain members of the Company's board of directors and current and former officers, among others, based on allegations including that they engaged in transactions in the Company's common stock while in possession of material, non-public information concerning the regulatory and marketing prospects for ERBITUX, or improperly disclosed such information to others, and that they failed to maintain adequate controls and to exercise due care with regard to the Company's ERBITUX application to the FDA and certain public statements by or on behalf of the Company. No response to the complaints in those actions has been required to date. Under the current schedule in the consolidated federal actions, a response to the verified consolidated complaint is due on September 12, 2003.

         The Company intends to vigorously defend itself against the claims asserted in these actions, which are in their earliest stages. The Company is unable to predict the outcome of these actions at this time. Because the Company does not believe that a loss is probable, no legal reserve has been established.

         The Company has received subpoenas and requests for information in connection with investigations by the SEC, the Subcommittee on Oversight and Investigations of the U.S. House of Representatives Committee on Energy and Commerce and the U.S. Department of Justice relating to the circumstances surrounding the disclosure of the FDA "refusal to file" letter dated December 28, 2001, and trading in the Company's securities by certain Company insiders in 2001. The Company has also received subpoenas and requests for information pertaining to document retention issues in 2001 and 2002, and to certain communications regarding ERBITUX in 2000. The Company is cooperating with all of these inquiries and intends to continue to do so.

         On June 19, 2002, the Company received a written "Wells Notice" from the staff of the SEC, indicating that the staff of the SEC is considering recommending that the SEC bring an action against the Company relating to the Company's disclosures immediately following the receipt of a "refusal to file" letter from the FDA on December 28, 2001 for the Company's BLA for ERBITUX. The Company filed a Wells submission on July 12, 2002 in response to the staff's Wells Notice.

         On August 7, 2002, a federal grand jury in the Southern District of New York returned an indictment charging Dr. Samuel D. Waksal with, inter alia, securities fraud and conspiracy to commit securities fraud. On October 15, 2002, Dr. Samuel D. Waksal entered a plea of guilty to several counts in that indictment, including that on December 27, 2001 he directed a family member to sell shares of the Company's common stock and attempted to sell shares that he owned in advance of an expected announcement that the FDA had issued a "refusal to file" letter with respect to the Company's application for approval of ERBITUX. The Company received such a "refusal to file" letter from the FDA on December 28, 2001, and announced the receipt of that letter following the close of trading that day. On June 10, 2003, Dr. Samuel D. Waksal was sentenced to an eighty-seven month prison term and ordered to pay $4,200,000 in fines and restitution.

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

         The Company incurred legal fees associated with these matters of approximately $1,679,000 and $3,279,000 during the three months ended March 31, 2003 and 2002, respectively. The Company has estimated and recorded a receivable totaling $5,754,000 and $5,340,000 as of March 31, 2003 and December 31, 2002,
respectively, for a portion of the above mentioned legal fees that the Company believes are recoverable from its insurance carriers. This receivable is included in other current assets in the Consolidated Balance Sheets.

         In October 2001, the Company entered into a sublease for a four-story building at 325 Spring Street, New York, New York, which includes between 75,000 and 100,000 square feet of usable space. The Company is currently analyzing its options with respect to relocating the Company's headquarters and research laboratory to this subleased space. This subleased space may or may not be designed, improved and used by the Company in the future, depending on the Company's business needs. The sublease has a term of 22 years, followed by two five-year renewal option periods. The future minimum lease payments remaining at March 31, 2003, are approximately $50,175,000 over the term of the sublease. In order to induce the sublandlord to enter into the sublease, the Company made a loan to the sublandlord in the principal amount of a $10,000,000 note receivable. The loan is secured by a leasehold mortgage on the prime lease as well as a collateral assignment of rents by the sublandlord. The loan is payable by the sublandlord over 20 years and bears interest at 5 1/2% in years one through five, 6 1/2% in years six through ten, 7 1/2% in years eleven through fifteen and 8 1/2% in years sixteen through twenty. In addition, the Company paid the owner a consent fee in the amount of $500,000.

         In January 2003, New York State notified the Company that it was liable for the New York State and City income taxes that were not withheld because one or more of the Company's employees who exercised certain non-qualified stock options in 1999 and 2000 failed to pay New York State and City income taxes for those years. On March 13, 2003, the Company entered into a closing agreement with New York State, paying $4,500,000 to settle the matter. The Company promptly informed the IRS, the SEC and the United States Attorney's Office, responsible for the prosecution of Dr. Samuel D. Waksal, of this issue. In order to confirm whether its liability in this regard was limited to Dr. Samuel D. Waksal's failure to pay income taxes, the Company contacted current and former officers, directors and employees who had exercised non-qualified stock options in 1999 and 2000 to confirm that those individuals had satisfied their personal income tax liabilities, which payments would reduce or eliminate the Company's potential liability for failure to withhold income taxes on the exercise of non-qualified stock options. In the course of doing so, the Company became aware of another potential income and employment tax withholding liability associated with the exercise of certain warrants granted in the early years of the Company's existence that were held by certain officers, directors and employees, including Dr. Samuel D. Waksal, John B. Landes, Dr. Harlan W. Waksal and Robert
F. Goldhammer. Again, the Company promptly informed the IRS, the SEC and the United States Attorney's Office of this issue. On June 17, 2003, New York State notified the Company that, based on the issue identified above, it is continuing a previously conducted audit of the Company and is evaluating the terms of the closing agreement to determine whether or not it should be re-opened. On March 31, 2003, the Company received notification from the SEC that it was conducting an informal inquiry into both of these matters and, on April 2, 2003, the Company received a request from the SEC for the voluntary production of related documents and information. The Company is cooperating fully with this SEC inquiry and is updating the SEC, United States Attorney's Office and the applicable taxing authorities on an ongoing basis and intends to continue to do so.

         The Company has not recognized withholding tax liabilities in respect of exercises of certain warrants by Robert F. Goldhammer, one of the four officers or directors to whom warrants were issued and previously treated as non-compensatory warrants. Based on the Company's investigation, it believes that, although such warrants were compensatory, such warrants were received by Mr. Goldhammer in connection with the performance of services by him in his capacity as a director, rather than as an employee, and, as such, are not subject to tax withholding requirements. In addition, in 1999, Mr. Goldhammer erroneously received a portion of a stock option grant in the form of incentive stock options, which under federal law may only be granted to employees. There can be no assurance, however, that the taxing authorities will agree with the Company's position and will not assert that the Company is liable for the failure to withhold income and employment taxes with respect to the exercise of such warrants and any stock options by Mr. Goldhammer. If the Company became liable for the failure to withhold taxes on the exercise of such warrants and any stock options by Mr. Goldhammer, the potential liability, exclusive of any interest or penalties, would be approximately $12,600,000.

         The Company has not recognized accruals for penalties and interest that may be imposed with respect to the withholding tax issues described in Note 4 and other related contingencies, including the period covered by the statute of limitations and the Company's determination of certain exercise dates because it does not believe that losses from such contingencies are probable. With respect to the statute of limitations and the Company's determination of certain exercise dates, while the Company does not believe a loss is probable, there is a potential additional liability with respect to these issues that may be asserted by a taxing authority. If taxing authorities assert such issues and prevail related to these withholding tax issues and other related contingencies, including penalties, the liability that could be imposed by taxing authorities would be substantial. The potential interest on the withholding tax liabilities recorded on the Consolidated

Balance Sheets could be up to a maximum amount of approximately $8,200,000 at March 31, 2003. Potential additional withholding tax liability on other related contingencies amounts to approximately $11,000,000, exclusive of any interest or penalties, and excluding the amount potentially attributable to Mr. Goldhammer noted above.

(10)     CERTAIN RELATED PARTY TRANSACTIONS

         In September 2001 and February 2002, the Company entered into employment agreements with six senior executive officers, including, in September 2001, then-President and Chief Executive Officer, Dr. Samuel D. Waksal, and then-Chief Operating Officer and current Chief Scientific Officer, Dr. Harlan W. Waksal. Dr. Samuel D. Waksal resigned and entered into a separation agreement with the Company in May 2002 and Dr. Harlan W. Waksal was appointed President and Chief Executive Officer. Dr. Harlan W. Waksal has recently resigned from the position of President and Chief Executive Officer and has been named the Company's Chief Scientific Officer, with responsibility for research, clinical, regulatory, quality assurance and manufacturing. The September 2001 agreements each have three-year terms and the February 2002 agreement has a one-year term. The February 2002 agreement was amended in April 2002 and is now expired. The term of employment for Dr. Harlan W. Waksal will be automatically extended for one additional day each day during the term of employment unless either the Company or Dr. Harlan W. Waksal otherwise gives notice. The employment agreements provided for stated base salaries, minimum bonuses and benefits aggregating $3,765,000 annually. In October 2002, the Company accepted the resignation and entered into a separation agreement with the Company's former General Counsel, John B. Landes, who held one of the aforementioned employment agreements. See Note 11 for discussion of the separation agreements.

         In August 2002 and September 2002, the Company entered into one-year agreements with two executive officers. The employment agreements provide for aggregate stated base salaries of $390,000.

         Certain transactions engaged in by the Company's former President and Chief Executive Officer, Dr. Samuel D. Waksal, in securities of the Company were deemed to have resulted in "short-swing profits" under Section 16 of the Exchange Act. In accordance with Section 16(b) of the Exchange Act, Dr. Samuel
D. Waksal paid the Company an aggregate amount of approximately $486,000 in March 2002, and an additional amount of approximately $79,000 in July 2002, as disgorgement of "short-swing profits" he was deemed to have realized. The amounts received were recorded as an increase to Additional paid-in capital.

(11)  SEPARATION AGREEMENTS

         On May 22, 2002, the Company accepted the resignation of its then-President and Chief Executive Officer, Dr. Samuel D. Waksal. In connection with the resignation, on May 24, 2002 the Company and Dr. Samuel D. Waksal executed a separation agreement whereby Dr. Samuel D. Waksal received a lump sum payment totaling $7,000,000 and was entitled to receive for defined periods of time the continuation of certain benefits including health care and life insurance coverage with an estimated cost of $283,000. The related expense of $7,283,000 was included in Marketing, general and administrative expenses in the Consolidated Statements of Operations for the year ended December 31, 2002. In addition, 1,250,000 stock option awards granted to Dr. Samuel D. Waksal on September 19, 2001 which were exercisable at a per share exercise price of $50.01 and constituted all outstanding stock option awards held by Dr. Samuel D. Waksal, were deemed amended such that the unvested portion vested immediately as of the date of termination. The amended stock option awards can be exercised at any time until the end of the term of such awards. No compensation expense was recorded because the fair market value of the Company's common stock was below the $50.01 exercise price on the date the option award was amended. On August 7, 2002, a federal grand jury indicted Dr. Samuel D. Waksal. The Company has learned that Dr. Samuel D. Waksal, in contravention of Company policy, directed the destruction of certain of his personal records that were, or could be perceived to be relevant to the pending government investigations. Accordingly, on August 14, 2002, the Company filed an action against Dr. Samuel D. Waksal in New York State Supreme Court seeking repayment of amounts paid to him by the Company pursuant to the separation agreement, cancellation or recovery of other benefits provided under that agreement (including cancellation of all stock options that vested as a result of the agreement), disgorgement of amounts previously advanced by the Company on behalf of Dr. Samuel D. Waksal for his legal fees and expenses, and repayment of certain amounts paid under Dr. Samuel
D. Waksal's previous employment agreement. The action, styled ImClone Systems Incorporated v. Samuel D. Waksal, Index No. 02/602996, is in its earliest stages.

         In October 2002, the Company accepted the resignation of an executive officer. The Company and the officer executed a separation agreement whereby the officer will receive his stated base salary from the date of termination through October 2003 and certain benefits including healthcare and life insurance coverage through December 2002. In May 2003, the Company suspended payments under this separation agreement in response to the withholding tax liabilities discussed in Note 4.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis by our management is provided to identify certain significant factors that affected our financial position and operating results during the periods included in the accompanying financial statements.

CRITICAL ACCOUNTING POLICIES

         During January 2002, the Securities and Exchange Commission ("SEC") published a Commission Statement in the form of Financial Reporting Release No. 61, which requested that all registrants discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC has defined critical accounting policies as those that are both important to the portrayal of a company's financial condition and results, and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While our significant accounting policies are summarized in Note 2 to our consolidated financial statements included in Form 10-K for the fiscal year ended December 31, 2002, we believe the following accounting policies to be critical:

         Revenue Recognition - We adopted Staff Accounting Bulletin No. 101 ("SAB 101") in the fourth quarter of 2000 with an effective date of January 1, 2000, implementing a change in accounting policy with respect to revenue recognition. Beginning January 1, 2000, non-refundable fees received upon entering into collaborative agreements in which the Company has continuing involvement are recorded as deferred revenue and recognized over the estimated service period. See Note 8 to our Consolidated Financial Statements.

         Payments received under the development, promotion, distribution and supply agreement (the "Commercial Agreement") dated September 19, 2001 and as amended on March 5, 2002 with Bristol-Myers Squibb Company ("BMS") and E.R. Squibb & Sons, L.L.C., a Delaware limited liability company and a wholly-owned subsidiary of BMS ("E.R. Squibb"), relating to ERBITUX, are being deferred and recognized as revenue based upon the actual product research and development costs incurred since September 19, 2001 to date by BMS, E.R. Squibb and ImClone Systems as a percentage of the estimated total of such costs to be incurred over the term of the agreement. Of the $400,000,000 in upfront payments we received from BMS through March 31, 2003, approximately $10,526,000 was recognized as revenue during the three months ended March 31, 2003 and $33,687,000 from the commencement of the Commercial Agreement through March 31, 2003.

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

         Withholding Taxes - The estimated amounts recorded in the accompanying Consolidated Financial Statements do not include penalties and interest that may be imposed with respect to the withholding tax issues and other related contingencies described in Notes 4 and 9 to our Consolidated Financial Statements, including the period covered by the statute of limitations and our determination of certain exercise dates, because we do not believe that losses from such contingencies are probable. With respect to the statute of limitations and our determination of certain exercise dates, while we do not believe a loss is probable, there is a potential additional liability with respect to these issues that may be asserted by a taxing authority. If taxing authorities assert such issues and prevail related to these withholding tax issues and other related contingencies, including penalties, the liability which could be imposed by taxing authorities would be substantial. The potential interest on the withholding tax liabilities recorded on our Consolidated Balance Sheet could be up to a maximum amount of $8,200,000 at March 31, 2003. Potential additional withholding tax liability on other related contingencies amount to approximately $11,000,000, exclusive of any interest or penalties, and excluding the amount potentially attributable to Mr. Goldhammer as discussed in Note 9 to the consolidated financial statements.

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

\         Litigation - We are currently involved in certain legal proceedings as discussed in "Commitments and Contingencies," Note 9 to our Consolidated Financial Statements. In accordance with Statement of Financial Accounting Standards No. 5, no reserve has been established in our financial statements for these legal proceedings because the Company does not believe that a loss is probable. However, if in a future period events in any such legal proceedings render it probable that a loss will be incurred, and if such loss is reasonably estimable at that time, we will establish such a reserve. Thus, it is possible that legal proceedings discussed in Note 9 may have a material adverse impact on the operating results for that period.

         Long-Lived Assets - We review long-lived assets for impairment when events or changes in business conditions indicate that their full carrying value may not be recovered. Assets are considered to be impaired and written down to fair value if expected associated undiscounted cash flows are less than carrying amounts. Fair value is generally determined as the present value of the expected associated cash flows. We recently built a Single Product Facility, are building a Multiple Product Facility, and purchased a material logistics and warehousing facility as summarized in "Property, Plant and Equipment," Note 2 to the Consolidated Financial Statements. The Single Product Facility is dedicated to the clinical and commercial production of ERBITUX and the Multiple Product Facility will be a multi-use production facility. ERBITUX is currently being produced for clinical trials and potential commercialization. The material logistics and warehousing facility includes office space, a storage location and sampling laboratory for ERBITUX. The newly renovated administrative facility houses the clinical, regulatory, sales, marketing, finance, human resources, project management and MIS departments, as well as certain executive and legal offices and other necessities. Based on management's current estimates, the Company expects to recover the carrying value of such assets. Changes in regulatory or other business conditions in the future could change our judgments about the carrying value of these facilities, which could result in the recognition of material impairment losses.

         Manufacturing Contracts - As summarized under "Contract Manufacturing Services," Note 3 to the Consolidated Financial Statements, we have entered into certain development and manufacturing services agreements with Lonza Biologics plc ("Lonza") for the clinical and commercial production of ERBITUX. We have commitments from Lonza to manufacture ERBITUX at the 5,000 liter scale through December 2003. As of March 31, 2003, the estimated remaining future commitments under the amended commercial manufacturing services agreement with Lonza were $9,835,000. If ERBITUX were not to receive regulatory approval, it is possible that a liability would need to be recognized for any remaining commitments to Lonza.

         Valuation of Stock Options and Warrants - We apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for our stock options and warrants. Accordingly, compensation expense is recorded on the date of grant of an option to an employee or member of the Board of Directors only if the fair market value of the underlying stock at the time of grant exceeds the exercise price. During 2002 and the first quarter of 2003, our stock option grants were based on the closing market price of the Company's stock on the date of grant. In addition, we have granted options to certain Scientific Advisory Board members and outside consultants, which are required to be measured at fair value and recognized as compensation expense in our Consolidated Statements of Operations. Estimating the fair value of stock options and warrants involves a number of judgments and variables that are subject to significant change. A change in the fair value estimate could have a significant effect on the amount of compensation expense recognized.

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

REVENUES

         Revenues for the three months ended March 31, 2003 and 2002 were $19,571,000 and $18,551,000, respectively, an increase of $1,020,000, or 5% in
2003. Revenues for the three months ended March 31, 2003 primarily included $10,526,000 in license fee revenue and $4,826,000 in collaborative agreement revenue from our amended ERBITUX Commercial Agreement with BMS and its wholly-owned subsidiary, E.R. Squibb. The collaborative agreement revenue represents the fully burdened manufacturing cost of ERBITUX supplied for or used in clinical trials and certain research and development and marketing expenses that have been incurred by us and are reimbursable by BMS as provided for in the amended Commercial Agreement. License fee revenue from payments under this agreement (of which $60,000,000 was received on March 5, 2003, $140,000,000 was received in March 2002 and $200,000,000 was received in September 2001) is being recognized over the product research and development life of ERBITUX. An additional $250,000,000 is payable upon receipt of marketing approval from the FDA with respect to an initial indication for ERBITUX and $250,000,000 is payable upon receipt of marketing approval from the FDA with respect to a second indication for ERBITUX. All such payments are non-refundable and non-creditable. In addition, revenues for the three months ended March 31, 2003 included $3,816,000 in collaborative agreement revenue from our ERBITUX development and license agreement with Merck KGaA and $55,000 of the $4,000,000 up-front payment received upon entering into this agreement with Merck KGaA. This revenue is being recognized ratably over the anticipated life of the agreement. Revenues for the three months ended March 31, 2003 also included $302,000 in royalty revenue from our strategic corporate alliance with Abbott Laboratories ("Abbott") in diagnostics. Finally, revenues for the quarter ended March 31, 2003 included $41,000 in license fee revenue and $4,000 in collaborative agreement revenue from our strategic corporate alliance with Merck KGaA for our principal cancer vaccine product candidate, BEC2.

         Revenues for the three months ended March 31, 2002 primarily included $6,567,000 in license fee revenue and $6,095,000 in collaborative agreement revenue from our amended ERBITUX Commercial Agreement with BMS and E.R. Squibb. Revenues for the three months ended March 31, 2002 also included $5,022,000 in collaborative agreement revenue from our ERBITUX development and license agreement with Merck KGaA and $55,000 of the $4,000,000 up-front payment received upon entering into this agreement with Merck KGaA. In addition, revenues for the three months ended March 31, 2002 included $650,000 in royalty revenue from our strategic corporate alliance with Abbott in diagnostics. Finally, revenues for the quarter ended March 31, 2002 included $41,000 in license fee revenue and $121,000 in collaborative agreement revenue from our strategic corporate alliance with Merck KGaA for our principal cancer vaccine product candidate, BEC2.

OPERATING EXPENSES:

         Total operating expenses for the three months ended March 31, 2003 and 2002 were $53,874,000 and $48,176,000, respectively, an increase of $5,698,000, or 12% in 2003. Operating expenses for the three months ended March 31, 2002 included $2,250,000 in legal and other advisor fees associated with completing the amended Commercial Agreement with BMS and E.R. Squibb.

OPERATING EXPENSES: RESEARCH AND DEVELOPMENT

         Research and development expenses for the three months ended March 31, 2003 and 2002 were $46,687,000 and $37,778,000, respectively, an increase of $8,909,000 or 24% in 2003. Research and development expenses for the three months ended March 31, 2003 and 2002, as a percentage of total operating expenses, excluding the legal and other advisor fee associated with the amended Commercial Agreement and the Industrial Development Revenue Bonds tax expense, were 87% and 82%, respectively. Research and development expenses include costs associated with our in-house and collaborative research programs, product and process development expenses, costs to manufacture ERBITUX and other product candidates (prior to any approval that we may obtain of a product candidate for commercial sale or committed purchase obligations of our corporate partners), quality assurance and quality control costs, and costs to conduct our clinical trials and associated regulatory activities. Research and development expenses include costs that are reimbursable by our corporate partners. The increase in research and development expenses for the three months ended March 31, 2003 was primarily attributable to (1) the costs associated with full scale production at our Single Product Facility, (2) costs related to the manufacturing services agreements with Lonza, (3) expenditures in the functional areas of clinical, regulatory, and pilot plant manufacturing associated with ERBITUX and (4) increased expenditures associated with discovery research. We expect research and development costs to increase in future periods as we continue to manufacture ERBITUX prior to any approval of the product that we may obtain for commercial use or until we receive committed purchase obligations of our corporate partners. In the event of such approval or committed purchase obligations from our corporate partners, the subsequent costs associated with manufacturing ERBITUX for supply to our corporate partners for commercial use will be included in inventory and expensed as cost of goods sold at the time of sale. We expect research and development costs associated with discovery research and product development also to continue to increase in future periods.

         The largest component of our total operating expenses is our ongoing investments in research and development and, in particular, the clinical development of our product pipeline. The process of conducting the clinical research necessary to obtain FDA approval is costly and time consuming. Current FDA requirements for a new human drug or biological product to be marketed in the United States include: (1) the successful conclusion of pre-clinical laboratory and animal tests, if appropriate, to gain preliminary information on the product's safety; (2) filing with the FDA of an IND, to conduct human clinical trials for drugs or biologics; (3) the successful completion of adequate and well-controlled human clinical investigations to establish the safety and efficacy of the product for its recommended use; and (4) filing by a company and acceptance and approval by the FDA of a New Drug Application ("NDA") for a drug product or a Biological License Application ("BLA") for a biological product to allow commercial distribution of the drug or biologic.

               In light of the factors mentioned above, we consider the active management and development of our clinical pipeline to be crucial to the long-term success of the Company. As described in Part I of our December 31, 2002 annual report on form 10-K we currently have three candidates in clinical development, including our most advanced candidate, ERBITUX. Due to the inherent risks associated with candidate discovery and development, as well as the regulatory approval process, we, by necessity, manage our overall research, development and in-licensing efforts in a manner designed to generate new clinical candidates into development.

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

OPERATING EXPENSES: MARKETING, GENERAL AND ADMINISTRATIVE

         Marketing, general and administrative expenses include marketing and administrative personnel costs, including related facility costs, additional costs to develop internal marketing and sales capabilities, costs to pursue arrangements with strategic corporate partners and technology licensors, and expenses associated with applying for patent protection for our technology and products. Marketing, general and administrative expenses also include amounts reimbursable from our corporate partners. Marketing, general and administrative expenses for the three months ended March 31, 2003 and 2002 were $7,154,000 and $8,123,000, respectively, a decrease of $969,000, or 12% in 2003. The decrease in marketing, general and administrative expenses primarily reflected (1) first quarter 2002 legal expenses associated with the pending class action lawsuits, shareholder derivative lawsuits and investigations by the SEC, the Subcommittee on Oversight and Investigation of the U.S. House of Representatives Committee on Energy and Commerce and the U.S. Department of Justice, and (2) expenses associated with higher public relations costs due to the factors noted in (1) above. The Company incurred significant expenses in the second quarter of 2003 relating to the withholding tax matters discussed in Note 4 to the consolidated financial statements. Other than the expenses discussed in (1) and (2) above and expenses incurred in relation to the withholding tax matters discussed in Note 4 to the Unaudited Consolidated Financial Statements, whose level in the future is uncertain because it depends upon the matter in which investigations and proceedings progress, we expect marketing, general and administrative expenses to increase in future periods to support our continued commercialization efforts for ERBITUX.

OPERATING EXPENSES: INDUSTRIAL DEVELOPMENT REVENUE BONDS TAX EXPENSE

         In April 2003, we discovered that we are in breach of tax covenants in our 1990 IDA Bonds. We therefore recorded additional tax expense of $33,000 and $25,000 for the three months ended March 31, 2003 and 2002, respectively, relating to the 1990 IDA Bonds.

INTEREST INCOME, INTEREST EXPENSE AND OTHER (INCOME) EXPENSE

         Interest income was $1,438,000 for the three months ended March 31, 2003 compared with $2,264,000 for the three months ended March 31, 2002, a decrease of $826,000, or 36% in 2003. The decrease was primarily attributable to a decrease in interest rates associated with our portfolio of debt securities.

         Interest expense was $2,223,000 and $3,493,000 for the three months ended March 31, 2003 and 2002, respectively, a decrease of $1,270,000 or 36% in 2003. The overall decrease in interest expense from the three months ended March 31, 2002 to 2003 was primarily attributable to an increase in the amount of interest capitalized during the construction of our Multiple Product Facility from $300,000 to $1,565,000. Interest expense for both periods included (1) interest on the 5 1/2% convertible subordinated notes due March 1, 2005 (the "Convertible Subordinated Notes") issued in February 2000, (2) interest on the 1990 IDA Bonds and (3) interest recorded on various capital lease obligations under a 1996 financing agreement and a 1998 financing agreement with Finova Technology Finance, Inc. ("Finova"). We recorded gains on securities and investments of $379,000 and $801,000 for the three months ended March 31, 2003 and 2002, respectively.

PROVISION FOR INCOME TAXES

    Income taxes of $102,000 for the three months ended March 31, 2003 are the result of various tax law changes in the State of New Jersey, one of which is the establishment of the Alternative Minimum Assessment tax ("AMA") to which we are subject.

NET LOSSES

         We had a net loss of $34,811,000 or $0.47 per share for the three months ended March 31, 2003, compared with a net loss of $30,053,000 or $0.41 per share for the three months ended March 31, 2002. The increase in the net loss and net loss per share to common stockholders was due to the factors noted above.

                         LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2003, our principal sources of liquidity consisted of cash and cash equivalents and securities available for sale of approximately $229,000,000. From our inception on April 26, 1984 through March 31, 2003, we have financed our operations primarily through the following means:

    - Public and private sales of equity securities and convertible notes in financing transactions have raised approximately $492,652,000 in net proceeds.

    - We have earned approximately $174,022,000 from license fees, contract research and development fees, reimbursements from our corporate partners and royalties from collaborative partners. Additionally, we have approximately $371,882,000 in deferred revenue related to up-front payments received from our amended Commercial Agreement for ERBITUX with BMS, our ERBITUX development and license agreement with Merck KGaA and our BEC2 development and commercialization agreement with Merck KGaA. These amounts are being recognized as revenue during the terms of the respective agreements.

    -    We have earned approximately $57,853,000 in interest income.

    - The sale of the IDA Bonds in each of 1985, 1986 and 1990 raised an aggregate of $6,300,000, the proceeds of which were used primarily for the acquisition, construction and installation of our research and development facility in New York City, and all of which have now been redeemed.

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

         In September 2001, we entered into the ERBITUX Commercial Agreement with BMS and E.R. Squibb, pursuant to which, among other things, together with E.R. Squibb we are (a) co-developing and co-promoting ERBITUX in the United States and Canada, and (b) co-developing ERBITUX (either together or co-exclusively with Merck KGaA) in Japan. The Commercial Agreement was amended on March 5, 2002 to change certain economics of the agreement and has expanded the clinical and strategic roles of BMS in the ERBITUX development program. Pursuant to the amended Commercial Agreement, we can receive up-front and milestone payments totaling $900,000,000 in the aggregate, of which $200,000,000 was received upon the signing of the agreement. The remaining $700,000,000 in payments comprises $140,000,000 paid on March 7, 2002, $60,000,000 paid on March 5, 2003, $250,000,000 payable upon receipt of marketing approval from the FDA with respect to an initial indication for ERBITUX and $250,000,000 payable upon receipt of marketing approval from the FDA with respect to a second indication for ERBITUX. All such payments are non-refundable and non-creditable. Except for our expenses incurred pursuant to the co-promotion option that we have exercised, E.R. Squibb is responsible for 100% of the distribution, sales and marketing costs in the United States and Canada, and E.R. Squibb and the Company, each will be responsible for 50% of the distribution, sales, marketing costs and other related costs and expenses in Japan. The Commercial Agreement provides that E.R. Squibb shall pay us distribution fees based on a percentage of annual sales of

ERBITUX by E.R. Squibb in the United States and Canada. The distribution fee is 39% of net sales in the United States and Canada. The Commercial Agreement also provides that the distribution fees for the sale of ERBITUX in Japan by E.R. Squibb or us shall be equal to 50% of operating profit or loss with respect to such sales for any calendar month. In the event of an operating profit, E.R. Squibb will pay us the amount of such distribution fee, and in the event of an operating loss, we will credit E.R. Squibb the amount of such distribution fee. The Commercial Agreement provides that we will be responsible for the manufacture and supply of all requirements of ERBITUX in bulk form for clinical and commercial use in the United States, Canada and Japan and that E.R. Squibb will purchase all of its requirements of ERBITUX in bulk form for commercial use from us. We will supply ERBITUX for clinical use at our fully burdened manufacturing cost, and will supply ERBITUX for commercial use at our fully burdened manufacturing cost plus a mark-up of 10%. In addition to the up-front and milestone payments, distribution fees for the United States, Canada and Japan and the 10% mark-up on the commercial supply of ERBITUX, E.R. Squibb is also responsible for 100% of the cost of all clinical studies other than those studies undertaken post-launch, which are not pursuant to an IND (e.g., Phase IV studies), the cost of which will be shared equally between E.R. Squibb and ImClone Systems. As between E.R. Squibb and the Company, each will be responsible for 50% of the cost of all clinical studies in Japan. We have also agreed, and may agree in the future, to share with E.R. Squibb, on terms other than the foregoing, costs of clinical trials that we believe are not potentially registrational but should be undertaken prior to launch in the United States, Canada or Japan. We have incurred $1,147,000 during the three months ended March 31, 2003, pursuant to such cost sharing. We have also incurred $40,000 during the three months ended March 31, 2003, related to the agreement with respect to development in Japan.

         In February 2000, we completed a private placement of $240,000,000 in 5 1/2% convertible subordinated notes due March 1, 2005. We received net proceeds of approximately $231,500,000, after deducting expenses associated with the offering. Accrued interest on the notes was approximately $1,100,000 and $4,400,000 at March 31, 2003 and December 31, 2002, respectively. A holder may convert all or a portion of a note into common stock at any time on or before March 1, 2005 at a conversion price of $55.09 per share, subject to adjustment under certain circumstances. On or after March 6, 2003, we may redeem some or all of the notes at specified redemption prices.

         On May 2, 2003, we informed the trustee for the Convertible Subordinated Notes of our withholding tax issues and the delay in filing our Form 10-K for the year ended December 31, 2002, and of our intention to satisfy our tax liabilities upon completion of discussions with the relevant taxing authorities. The indenture for the Convertible Subordinated Notes includes covenants requiring us to timely pay taxes and timely make Exchange Act filings. Under the indenture, there can be no acceleration of payment of the notes until we receive a notice of default from the trustee or a specified percentage of the note holders and a 60-day grace period lapses. We have not received any such notice. If, at some point in the future, we were to receive such a notice and if it was determined at that time that we were not in compliance with applicable covenants, we intend to and believe we would be able to cure such non-compliance within the 60-day grace period.

         In September 2000, we entered into a three-year commercial manufacturing services agreement with Lonza relating to ERBITUX. This agreement was amended in June 2001 and again in September 2001 to include additional services. As of March 31, 2003, we incurred approximately $77,078,000 for services provided under the commercial manufacturing services agreement. Lonza is currently manufacturing ERBITUX at the 5,000 liter scale under cGMP and is delivering it to us over a term ending no later than December 2003. The costs associated with both of these agreements are included in research and development expenses when incurred and will continue to be so classified until such time as ERBITUX may be approved for sale or until we obtain obligations from our corporate partners for commercial supply of such product. In the event of such approval or obligations from our corporate partners, the subsequent costs associated with manufacturing ERBITUX for commercial sale will be included in inventory and expensed as cost of goods sold at the time of sale. In the event we terminate (i.e., the cancellation of batches of bulk product) the commercial manufacturing services agreement without cause, we will be required to pay 85% of the stated costs for each of the first ten batches cancelled, 65% of the stated costs for each of the next ten batches cancelled and 40% of the stated costs for each of the next six batches cancelled. The batch cancellation provisions for certain additional batches that we are committed to purchase require us to pay 100% of the stated costs of cancelled batches scheduled within six months of the cancellation, 85% of the stated costs of cancelled batches scheduled between six and twelve months following the cancellation and 65% of the stated costs of cancelled batches scheduled between twelve and eighteen months following the cancellation. These amounts are subject to mitigation should Lonza use its manufacturing capacity caused by such termination for another customer. Certain batches have been cancelled at other negotiated rates agreed to by the parties. At March 31, 2003, the estimated remaining future commitments under the amended commercial manufacturing services agreement were $9,835,000.

         In December 2001, we entered into an agreement with Lonza to manufacture ERBITUX at the 2,000 liter scale for use in clinical trials by Merck KGaA. We had incurred approximately $7,183,000 for services provided under this agreement. During 2002, Merck KGaA reimbursed the Company this entire obligation. At March 31, 2003, there are no remaining future commitments under this agreement.

         On January 2, 2002, we executed a letter of intent with Lonza to enter into a long-term supply agreement. The long-term supply agreement would apply to a large scale manufacturing facility that Lonza is constructing, which would be able to produce ERBITUX in 20,000 liter batches. We paid Lonza $3,250,000 upon execution of the letter of intent for the exclusive right to negotiate a long-term supply agreement for a portion of the facility's manufacturing capacity. In September 2002, we wrote-off the deposit because the exclusive negotiation period ended on September 30, 2002. The $3,250,000 is included in Marketing, general and administrative expenses in the Consolidated Statement of Operations for the year ended December 31, 2002. In light of the assistance we provided to BMS with respect to preserving and then relinquishing the manufacturing capacity described above, BMS paid us $3,250,000 in April 2003 and this amount will therefore be recognized as a reduction to operating expenses in April 2003.

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

         In December 1998, we entered into a development and license agreement with Merck KGaA with respect to ERBITUX. In exchange for granting Merck KGaA exclusive rights to market ERBITUX outside of the United States and Canada and co-development rights in Japan, we received through March 31, 2003, $30,000,000 in up-front fees and early cash-based milestone payments based on the achievement of defined milestones. An additional $30,000,000 could be received, depending upon the achievement of further milestones for which Merck KGaA receives equity in ImClone Systems. Of this additional $30,000,000, $5,000,000 had been received as of December 31, 2002 and $6,000,000 was received on May 16, 2003 and $3,000,000 was received on June 16, 2003. On April 16, 2003, we achieved a second equity-based milestone that triggered a payment of $6,000,000. On May 16, 2003, we received payment from Merck KGaA of $6,000,000 for this milestone. Upon receipt of this payment, we issued to Merck KGaA 334,471 shares of ImClone Systems' common stock, at a price of $17.94 per share, representing the sale of these shares at a ten percent premium to market value as provided in the license. As stated above, on May 16, 2003, we achieved a third equity-based milestone when Merck KGaA acknowledged that the results of a Phase II study sponsored by Merck KGaA in patients with chemotherapy-naive non-small cell lung cancer enabled the further development of ERBITUX in the European Union for the treatment of non-small cell lung cancer. The achievement of this third equity-based milestone triggered a payment by Merck KGaA of $3,000,000, which we received on June 16, 2003. Upon receipt of this payment, we issued to Merck KGaA 150,007 shares of our common stock, based upon a price of $20.00 per share, representing the sale of these shares at a ten percent premium to market value as provided in the license. The equity underlying these milestone payments have been or will be priced at varying premiums to the then-market price of the common stock depending upon the timing of the achievement of the respective milestones. Merck KGaA will pay us a royalty on future sales of ERBITUX outside of the United States and Canada, if any. This agreement may be terminated by Merck KGaA in various instances, including (1) at its discretion on any date on which a milestone is achieved (in which case no milestone payment will be made), or (2) for a one-year period after first commercial sale of ERBITUX in Merck KGaA's territory, upon Merck KGaA's reasonable determination that the product is economically unfeasible (in which case Merck KGaA is entitled to a return of 50% of the cash-based up-front fees and milestone payments then paid to date, but only out of revenues received, if any, based upon a royalty rate applied to the gross profit from ERBITUX sales or a percentage of ERBITUX fees and royalties from a sublicensee on account of the sale of ERBITUX in the United States and Canada). In August 2001, ImClone Systems and Merck KGaA amended this agreement to provide, among other things, that Merck KGaA may manufacture ERBITUX for supply in its territory and may utilize a third party to do so upon ImClone Systems' reasonable acceptance. The amendment further released Merck KGaA from its obligations under the agreement relating to providing a guaranty under a $30,000,000 credit facility relating to the build-out of our Single Product Facility. In addition, the amendment provides that the companies have co-exclusive rights to develop ERBITUX in Japan, including the right to sublicense and Merck KGaA waived its right of first offer in the case of a proposed sublicense by ImClone Systems of ERBITUX in ImClone Systems' territory. In consideration for the amendment, we agreed to a reduction in royalties payable by Merck KGaA on sales of ERBITUX in Merck KGaA's territory.

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

         In October 2001, we entered into a sublease for a four-story building at 325 Spring Street, New York, New York, which includes between 75,000 and 100,000 square feet of usable space. We are currently analyzing our options with respect to relocating our headquarters and research laboratory to this subleased space. This subleased space may or may not be designed, improved and used by us in the future, depending on our business needs. The sublease has a term of 22 years, followed by two five-year renewal option periods. The future minimum lease payments remaining at March 31, 2003 are approximately $50,175,000 over the term of the sublease. In order to induce the sublandlord to enter into the sublease, we made a loan to the sublandlord in the principal amount of a $10,000,000 note receivable. The loan is secured by a leasehold mortgage on the prime lease as well as a collateral assignment of rents by the sublandlord. The loan is payable by the sublandlord over 20 years and bears interest at 5 1/2% in years one through five, 6 1/2% in years six through ten, 7 1/2% in years eleven through fifteen and 8 1/2% in years sixteen through twenty. In addition, we paid the owner a consent fee in the amount of $500,000.

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

         We have completed detailed design plans for, and are proceeding with construction of, our Multiple Product Facility. The Multiple Product Facility will be a multi-use facility of approximately 250,000 square feet and will contain up to 10 fermenters with a total capacity of up to 110,000 liters (production volume). The facility is being built on a 7.12 acre parcel of land that we purchased in July 2000 for approximately $950,000. The cost of this facility, consisting of two completely fitted out suites and a third suite with utilities only, is expected to be approximately $260,000,000 excluding capitalized interest with anticipated mechanical completion by the end of 2005. The actual cost of the Multiple Product Facility may change depending upon various factors. We have incurred approximately $96,945,000, excluding capitalized interest of approximately $4,719,000, in conceptual design, engineering, equipment and construction costs through March 31, 2003.

         On January 31, 2002, we purchased a 7.5-acre parcel of land located adjacent to the Single Product Facility and our Multiple Product Facility at 1181 Route 202 North, Somerville, New Jersey. The real estate included an existing 50,000 square foot building, 40,000 square feet of which is warehouse space and 10,000 square feet of which is office space. The purchase price for the property and building was approximately $7,020,000, of which approximately $1,125,000 was related to the purchase of the land and approximately $5,895,000 was related to the purchase of the building. We are using this property for warehousing and material logistics for our Somerville campus. Extensive renovations to the 12,000 square feet of office area were completed in the first quarter of 2003 to accommodate the relocation and consolidation of Engineering, Warehousing, Logistics and Quality Assurance personnel from other campus locations. The logistics facility was ready for its intended use and put in operation during the three months ended March 31, 2003 and we commenced depreciation at that time. Interior renovations included office space, as well as the construction of a raw materials sampling laboratory, associated temperature-controlled storage locations and the addition of emergency power generation. Extensive site work at the recently occupied facility allowed for the physical connection of this location to the campus' other buildings to facilitate the use of this location as our central warehouse. The total cost to retrofit this facility was approximately $1,262,00.

         On May 20, 2002 we purchased real estate consisting of a 6.94 acre parcel of land located across the street from our Single Product Facility at 33 Chubb Way, Somerville, New Jersey. The real estate includes an existing building with approximately 45,800 square feet of warehouse space. The purchase price for the property was approximately $4,515,000, of which approximately $1,041,000 was related to the purchase of the land and approximately $3,474,000 was related to the purchase of the building. As of March 31, 2003, we have incurred approximately $4,652,000 for the renovation and fit-out of this facility converting the 45,800 square feet of warehouse space into office space. The administration facility was ready for its intended use and put in operation in December 2002 and we commenced depreciation at that time.

         Total capital expenditures made during the three months ended March 31, 2003 were $15,262,000 including $317,000 related to the purchase of equipment for and leasehold improvement costs associated with our corporate office and research laboratories in our 180 Varick Street facility, $13,861,000 related to the conceptual design, preliminary engineering plans, capitalized interest costs and construction costs for our Multiple Product Facility, $181,000 related to the retrofit of our warehousing and material logistics facility, $166,000 related to the retrofit of our administration facility, $75,000 for the retrofit of our Brooklyn chemistry laboratory, $185,000 related to improving and equipping our Single Product Facility, $127,000 related to improving and equipping our pilot plant facility, and approximately $348,000 for updating and upgrading our computer and telephonic software and hardware systems.

         We incurred legal fees totaling $1,679,000 and $3,279,000 during the three months ended March 31, 2003 and 2002, respectively. In addition, we have estimated and recorded a receivable totaling $5,754,000 and $5,340,000 as of March 31, 2003 and December 31, 2002, respectively, each of which included a portion of the above-mentioned legal fees that we believe are recoverable from our insurance carriers. This receivable is included in other current assets in the consolidated balance sheets.

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

         In January 2003, the New York State Department of Taxation and Finance ("New York State") notified us that we were liable for the New York State and City income taxes that were not withheld because one or more of our employees who exercised certain non-qualified stock options in 1999 and 2000 failed to pay New York State and City income taxes for those years. At December 31, 2002, we have recorded a gross New York State and City withholding tax liability of approximately $6,800,000. On March 13, 2003, we entered into a closing agreement with New York State, paying $4,500,000 to settle the matter. We believe that substantially all of the underpayment of New York State and City income tax identified by New York State is attributable to the exercise of non-qualified stock options by our former President and Chief Executive Officer, Dr. Samuel D. Waksal. On June 17, 2003, New York State notified us that, based on the warrant issue identified below, they are continuing a previously conducted audit of the Company and are evaluating the terms of the closing agreement to determine whether or not it should be re-opened.

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

         We have not recognized accruals for penalties and interest that may be imposed with respect to the withholding tax issues described in Note 4 to the consolidated financial statements and other related contingencies, including the period covered by the statute of limitations and the our determination of certain exercise dates because we do not believe that losses from such contingencies are probable. With respect to the statute of limitations and our determination of certain exercise dates, while we do not believe a loss is probable, there is a potential additional liability with respect to these issues that may be asserted by a taxing authority. If taxing authorities assert such issues and prevail related to these withholding tax issues and other related contingencies, including penalties, the liability that could be imposed by taxing authorities would be substantial. The potential interest on the withholding tax liabilities recorded on the Consolidated Balance Sheets could be up to a maximum amount of $8,200,000 at

March 31, 2003. Potential additional withholding tax liability on other related contingencies amounts to approximately $11,000,000, exclusive of any interest or penalties, and excluding the amount potentially attributable to Mr. Goldhammer noted above.

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

         In order to fund our capital needs after June 2004, we may require significant levels of additional capital and we intend to raise the capital through additional arrangements with corporate partners, equity or debt financings, or from other sources or some combination of the foregoing. There is no assurance that we will be successful in consummating any such arrangements. If adequate funds are not available, we may be required to significantly curtail our planned operations. If our common stock were to be delisted by Nasdaq, this may have a material adverse effect on our ability to raise capital in the public markets.

         Below is a table that presents our contractual obligations and commercial commitments as of March 31, 2003: (in thousands)

                                                                       PAYMENTS DUE BY YEAR

                                                                                                             2006 AND
                                               TOTAL           2003           2004           2005           THEREAFTER
                                          -------------    ------------   ------------   ------------    --------------
Current portion of long-term debt*....    $       2,200    $      2,200   $         --   $         --    $           --
Long-term debt, less current portion*.          240,000              --             --        240,000                --
Capital lease obligations including
  interest............................               63              12             16             15                20
Operating leases......................           53,526           2,587          3,571          2,486            44,882
Construction commitments..............           65,209          31,782         32,414          1,013                --
Lonza.................................            9,835           9,835             --             --                --
                                          -------------    ------------   ------------   ------------    --------------
Total contractual cash obligations        $     363,621    $     39,998   $     35,663   $    243,058    $       44,902
                                          =============    ============   ============   ============    ==============

(1) Amounts in the above table do not include milestone-type payments under collaborative agreements.

*        See Note 5 to Consolidated Financial Statements

         At December 31, 2002, our estimated net operating loss carryforwards for United States Federal income tax purposes were approximately $369,000,000, which expire at various dates from 2003 through 2022. Of our $369,000,000 in estimated net operating loss carryforwards, we have approximately $327,000,000 available to use in 2003, approximately $5,159,000 available to use in each year from 2004 through 2011 and approximately $672,000 available to use in 2012. Any of these net operating loss carryforwards that are not utilized are available for utilization in future years, subject to applicable statutory expiration dates.

NEW JERSEY STATE TAX LAW CHANGES

         In July 2002, the State of New Jersey ("NJ") enacted various income tax law changes, which are retroactive to January 1, 2002. One of the provisions of the new law is the suspension of the utilization of net operating losses for 2002 and 2003. This provision would negatively affect the Company if it generates NJ taxable income in 2003 because the Company would not be able to utilize its NJ net operating loss carryover to offset such taxable income. A second provision establishes the Alternative Minimum Assessment ("AMA"), which applies to companies like ours that currently pay no corporate business tax. This provision requires that we assess an alternate tax liability with a formula that uses either reported gross receipts or gross profits as a determining factor. We are then required to pay the greater of the regular NJ Corporation Business Tax or the AMA. The AMA tax paid is creditable and can be carried forward to reduce the income tax in future periods. We have recorded a tax provision of approximately $102,000 for the three months ended March 31, 2003 associated with the NJ AMA.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In August 2001, Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" was issued by the Financial Accounting Standards Board ("FASB") and was effective for us in the first quarter of the year ending December 31, 2003. The new rule requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred. When the liability is initially recorded, a cost is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. To settle the liability, the obligation for its recorded amount is paid or a gain or loss upon settlement is incurred. The adoption of this statement did not have a material effect on the company's financial statements.

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


PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 - SAFE HARBOR CAUTIONARY STATEMENT

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

         Important factors that may affect these expectations include, but are not limited to: the risks and uncertainties associated with completing pre-clinical and clinical trials of our compounds that demonstrate such compounds' safety and effectiveness; manufacturing losses and risks associated therewith; obtaining additional financing to support our operations; obtaining and maintaining regulatory approval for such compounds and complying with other governmental regulations applicable to our business; obtaining the raw materials necessary in the development of such compounds; consummating and maintaining collaborative arrangements with corporate partners for product development; achieving milestones under collaborative arrangements with corporate partners; developing the capacity to manufacture, market and sell our products, either directly or with collaborative partners; developing market demand for and acceptance of such products; competing effectively with other pharmaceutical and biotechnological products; obtaining adequate reimbursement from third party payers; attracting and retaining key personnel; legal costs and the duration and outcome of legal proceedings and investigations, including, but not limited to, our investigations pertaining to tax withholding issues; avoiding delisting of our securities on the Nasdaq Stock Market; complying with covenants in the indenture for our Convertible Subordinated Notes; obtaining patent protection for discoveries and risks associated with commercial limitations imposed by patents owned or controlled by third parties; and those other factors set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and those other factors set forth in "Risk Factors" in the Company's most recent Registration Statement.

         We do not undertake to discuss matters relating to certain completed clinical trials or our regulatory strategies beyond those which have already been made public or discussed herein or in our annual report on Form 10-K for 2002.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our holdings of financial instruments comprise a mix of U.S. dollar denominated securities that may include U.S. corporate debt, foreign corporate debt, U.S. government debt, foreign government/agency guaranteed debt and commercial paper. All such instruments are classified as securities available for sale. Generally, we do not invest in portfolio equity securities, commodities, foreign exchange contacts or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in investment grade fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We invest in securities that have a range of maturity dates. Typically, those with a short-term maturity are fixed-rate, highly liquid, debt instruments and those with longer-term maturities are highly liquid debt instruments with fixed interest rates or with periodic interest rate adjustments. The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of March 31, 2003: (table in thousands, except interest rates)

                                                                                        2008 AND
                           2003        2004        2005         2006        2007        THEREAFTER         TOTAL      FAIR VALUE
                         -------     -------     -------      ---------    -------      ----------        --------    -----------
Fixed Rate.............  $    --     $    --     $    --      $      --    $    --      $     7,858       $  7,858    $     8,452
Average Interest Rate..       --          --          --             --         --             6.13%          6.13%            --
Variable Rate..........      414(1)   12,659(1)    8,667(1)      12,492(1)   6,471(1)       133,278(1)     173,981        174,691
Average Interest Rate..     5.50%       4.94%       1.63%          1.77%      1.75%            2.35%          2.44%            --
                         -------     -------     -------      ---------    -------      -----------       --------    -----------
                         $   414     $12,659     $ 8,667      $  12,492    $ 6,471      $   141,136       $181,839    $   183,143
                         =======     =======     =======      =========    =======      ===========       ========    ===========

(1) These holdings consist of U.S. corporate and foreign corporate floating rate notes. Interest on the securities is adjusted monthly, quarterly or semi-annually, depending on the instrument, using prevailing interest rates. These holdings are highly liquid and we consider the potential for loss of principal to be minimal.

         Our outstanding 5 1/2% convertible subordinated notes in the principal amount of $240,000,000 due March 1, 2005 and other long-term debt have fixed interest rates. The subordinated notes are convertible into our common stock at a conversion price of $55.09 per share. The fair value of fixed interest rate instruments are affected by changes in interest rates and in the case of the convertible notes by changes in the price of our common stock as well. The fair value of the 5 1/2% convertible subordinated notes (which have a carrying value of $240,000,000) was approximately $240,890,000 at June 30, 2003

ITEM 4.  CONTROLS AND PROCEDURES

         We have strengthened and will continue to strengthen our controls and procedures and improve our corporate governance in order to ensure the accuracy and timeliness of our financial reporting, as well as our compliance with tax and other regulatory requirements. As part of this commitment, we have initiated a number of steps, including those in response to the Sarbanes-Oxley Act of 2002 and corresponding SEC and Nasdaq requirements or proposals. Specific actions taken or planned by us include the following:

         - We have adopted Corporate Governance Guidelines, a Code of Business Conduct and Ethics, and formal charters for all of our Board committees. In addition, all employees, officers, directors, consultants and Scientific Advisory Board members are required to sign an acknowledgement on an annual basis that they have read the Code of Business Conduct and Ethics policy, understand its contents, and agree to abide by its terms as a condition of employment or association with the Company

         - We strengthened our Audit Committee Charter and in February 2003, appointed a new member to our Board of Directors and Audit Committee, John A. Fazio. Mr. Fazio is a former Senior General Practice Partner of PricewaterhouseCoopers, qualifies as a "financial expert" under the Sarbanes-Oxley Act, and brings considerable financial expertise in the pharmaceutical industry. We expect to add one or more qualified "financial experts" to the committee in due course.

         - In October 2002, we established a Disclosure Committee to formally organize and oversee the disclosure process. The Committee consists of senior finance, investor relations, operations and legal management personnel, with a mandate to design and establish controls and other procedures to assist our senior officers in overseeing the accuracy and timeliness of our disclosures.

         - In September 2002 we created an Internal Audit function with a formal charter, which mandates that the department provide independent, objective and timely analyses and assurances to senior management and the Board of Directors as to the adequacy and effectiveness of our risk management, control and governance processes.

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

         - We have established the position of and appointed a Chief Tax Officer, a new position charged with the responsibility of supervising our policies and procedures with respect to federal, state, local and foreign tax administration and compliance, including, but not limited to, compliance with tax withholding requirements.

         Our Acting Chief Executive Officer and Acting Chief Financial Officer have evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days of the filing date of this quarterly report. Based on the steps outlined in the preceding paragraph, our Acting Chief Executive Officer and Acting Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective and designed to ensure that material information relating to us and our consolidated subsidiary would be made known to them by others within those entities. We are committed to performing ongoing periodic reviews of the effectiveness of our disclosure controls and procedures and we will continue to make improvements to our control structure as needed.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

A.  LITIGATION

1.  FEDERAL SECURITIES ACTIONS

         Beginning in January 2002, a number of complaints asserting claims under the federal securities laws against us and certain of our directors and officers were filed in the U.S. District Court for the Southern District of New York. Those actions were consolidated under the caption Irvine v. ImClone Systems Incorporated et al., No. 02 Civ. 0109 (RO), and on September 16, 2002, a consolidated amended complaint was filed in that consolidated action, which plaintiffs corrected in limited respects on October 22, 2002. The corrected consolidated amended complaint named us, as well as our former President and Chief Executive Officer, Dr. Samuel D. Waksal, our former President and Chief Executive Officer and current Chief Scientific Officer, Dr. Harlan W. Waksal, the former Chairman of our Board of Directors and current Director, Robert Goldhammer, current or former directors Richard Barth, David Kies, Paul Kopperl, John Mendelsohn and William Miller, our former General Counsel, John Landes, and our Vice President for Marketing and Sales, Ronald Martell, as defendants. The complaint asserted claims for securities fraud under sections 10(b), 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, on behalf of a purported class of persons who purchased our publicly traded securities between March 27, 2001 and January 25, 2002. The complaint also asserted claims against Dr. Samuel
D. Waksal under section 20A of the Exchange Act on behalf of a separate purported sub-class of purchasers of our securities between December 27, 2001 and December 28, 2001. The complaint generally alleged that various public statements made by or on behalf of us or the other defendants during 2001 and early 2002 regarding the prospects for FDA approval of ERBITUX were false or misleading when made, that the individual defendants were allegedly aware of material non-public information regarding the actual prospects for ERBITUX at the time that they engaged in transactions in our common stock and that members of the purported stockholder class suffered damages when the market price of our common stock declined following disclosure of the information that allegedly had not been previously disclosed. The complaint sought to proceed on behalf of the alleged class described above, sought monetary damages in an unspecified amount and seeks recovery of plaintiffs' costs and attorneys' fees. On November 25, 2002, all defendants other than Dr. Samuel D. Waksal filed a motion to dismiss the complaint for failure to state a claim. On June 3, 2003, the court granted that motion in part, dismissing the complaint as to defendants Messrs. Goldhammer, Barth, Kies, Kopperl, Landes, Martell, Mendlesohn and Miller, but not dismissing it as to the Company, Dr. Harlan W. Waksal and Dr. Samuel D. Waksal.

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

2.  DERIVATIVE ACTIONS

         Beginning on January 13, 2002, and continuing thereafter, nine separate purported shareholder derivative actions have been filed against members of our board of directors, certain of our present and former officers, and us, as nominal defendant, among others, advancing claims based on allegations similar to the allegations in the federal securities class action complaints. Four of these derivative cases were filed in the Delaware Court of Chancery and have been consolidated in that court under the caption In re ImClone Systems Incorporated Derivative Litigation, Cons. C.A. No. 19341-NC. Three of these derivative actions were filed in New York State Supreme Court in Manhattan, (styled Boghosian v. Barth, et al., Index No. 100759/02, Johnson v. Barth, et al., Index No. 601304/02, and Henshall v. Bodnar, et al., Index No. 603121/02) and have been consolidated under the caption In re ImClone Systems, Inc. Shareholder Derivative Litigation, Index No. 02-100759. All of these state court actions have been stayed in deference to proceeding in two purported derivative actions, Lefanto v. Waksal, et al., No. 02 Civ. 0163 (RO) and Forbes v. Barth, et al., No. 02 Civ. 1400 (RO), have been filed in the U.S. District Court for the Southern District of New York and have been consolidated under the caption In re ImClone Systems, Inc. Shareholder Derivative Litigation, Master File No. 02 CV 163 (RO). A verified consolidated amended complaint in these consolidated federal actions was filed on June 16, 2003. It asserts purportedly on behalf of the Company, claims including breach of fiduciary duty by certain members of our board of directors and current and former officers, among others, based on allegations including that they engaged in transactions in our common stock while in possession of material, non-public information concerning the regulatory and marketing prospects for ERBITUX, or improperly disclosed such information to others, and that they failed to maintain adequate controls and to exercise due care with regard to the Company's ERBITUX application to the FDA and certain public statements by or on behalf of the Company. No response to the complaints in those actions has been required to date. Under the current schedule in the consolidated federal actions, a response to the verified consolidated complaint is due on September 12, 2003.

         We intend to vigorously defend against the claims asserted in these actions, which are in their earliest stages. We are unable to predict the outcome of these actions at this time. Because we do not believe that a loss is probable, no legal reserve has been established.

B.  GOVERNMENT INQUIRIES AND INVESTIGATIONS

         As previously reported, we have received subpoenas and requests for information in connection with investigations by the Securities and Exchange Commission (the "SEC"), the Subcommittee on Oversight and Investigations of the U.S. House of Representatives Committee on Energy and Commerce and the U.S. Department of Justice relating to the circumstances surrounding the disclosure of the FDA "refusal to file" letter dated December 28, 2001 and trading in our securities by certain ImClone Systems insiders in 2001. We have also received subpoenas and requests for information pertaining to document retention issues in 2001 and 2002, and to certain communications regarding ERBITUX in 2000. We are cooperating with all of these inquiries and intend to continue to do so.

         On June 19, 2002, we received a written "Wells Notice" from the staff of the SEC, indicating that the staff of the SEC is considering recommending that the SEC bring an action against us relating to our disclosures immediately following the receipt of a "refusal to file" letter from the FDA on December 28, 2001 for our BLA for ERBITUX. We filed a Wells submission on July 12, 2002 in response to the staff's Wells Notice.

         In January 2003, the New York State Department of Taxation and Finance ("New York State") notified us that we were liable for the New York State and City income taxes that were not withheld because one or more of our employees who exercised certain non-qualified stock options in 1999 and 2000 failed to pay New York State and City income taxes for those years. On March 13, 2003, we entered into a closing agreement with New York Sate, paying $4,500,000 to settle the matter. We believe that substantially all of the underpayment of New York State and City income tax identified by New York State is attributable to the exercise of non-qualified stock options by our former President and Chief Executive Officer, Dr. Samuel D. Waksal. At the same time, we informed the Internal Revenue Service, the SEC and the United States Attorney's Office, responsible for the prosecution of Dr. Samuel D. Waksal, of this issue. In order to confirm whether our liability in this regard was limited to Dr. Samuel D. Waksal's failure to pay income taxes, we contacted current and former officers and employees who had exercised non-qualified stock options to confirm that those individuals had properly reported and paid their personal income tax liabilities for the years 1999 and 2000 in which they exercised options, which would reduce or eliminate our potential liability for failure to withhold income taxes on the exercise of those options. In the course of doing so, we became aware of another potential income and employment tax withholding liability associated with the exercise of certain warrants granted in the early years of our existence that were held by certain officers, directors and employees, including our former President and Chief Executive Officer, Samuel D. Waksal, our former General Counsel, John B. Landes, our Chief Scientific Officer, Harlan
W. Waksal, and our former Chairman of the Board, Robert F. Goldhammer. Again, we promptly informed the Internal Revenue Service, the SEC and the United States Attorney's Office of this issue. We also informed New York State of this issue. On June 17, 2003, New York State notified us that, based on this issue, they are continuing a previously conducted audit of the Company and are evaluating the terms of the closing agreement to determine whether or not it should be re-opened.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

EXHIBIT NO.                               DESCRIPTION
----------                                -----------
   99.1           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

   99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

    On April 1, 2003, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting events under Item 5.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       IMCLONE SYSTEMS INCORPORATED
                                       (Registrant)

Date: July 3, 2003                  By        /s/ DANIEL S. LYNCH
                                       ----------------------------------------
                                                Daniel S. Lynch
                                       Senior Vice President and Chief
                                       Administrative Officer Acting Chief
                                       Executive Officer

Date: July 3, 2003                 By        /s/ MICHAEL J. HOWERTON
                                       ----------------------------------------
                                              Michael J. Howerton
                                       Vice President, Finance and Business
                                       Development Acting Chief Financial
                                       Officer and Secretary

SECTION 302 CERTIFICATIONS -

CERTIFICATION

I, Daniel S. Lynch, Senior Vice President, Chief Administrative Officer and Acting Chief Executive Officer of ImClone Systems Incorporated, certify that:

    1. I have reviewed this quarterly report on Form 10-Q for the Quarter Ended March 31, 2003 of ImClone Systems Incorporated;

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

    6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 3, 2003

                                                /s/ DANIEL S. LYNCH
                                                --------------------------------
                                                Daniel S. Lynch
                                                Acting Chief Executive Officer

SECTION 302 CERTIFICATIONS -

CERTIFICATION

I, Michael J. Howerton, Vice President, Finance and Business Development, Secretary and Acting Chief Financial Officer of ImClone Systems Incorporated, certify that:

    1. I have reviewed this quarterly report on Form 10-Q for the Quarter Ended March 31, 2003 of ImClone Systems Incorporated;

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

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls

    6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 3, 2003

                                                /s/ MICHAEL J. HOWERTON
                                                --------------------------------
                                                Michael J. Howerton
                                                Acting Chief Financial Officer