Form 10-Q/A
period 2002-09-30
IMCLONE SYSTEMS INC/DE
filed 2003-07-08
CIK 765258

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

                               EXPLANATORY NOTE

        We are filing this Amendment No. 2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 for the purpose of amending the Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 previously filed under Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30,2002. Other than the changes to the Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 previously filed under Amendment No. 1, no other information in this Amendment No. 2 has been updated to reflect any subsequent information or events since the original filing of this Form 10-Q on November 14, 2002 or the filing of Amendment No. 1 to this Form 10-Q on June 23, 2003.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           IMCLONE SYSTEMS INCORPORATED
                           (Registrant)

Date: July 8, 2003        By               /s/ DANIEL S. LYNCH
                             ---------------------------------------------------
                                              Daniel S. Lynch
                             Senior Vice President, Chief Administrative
                                Officer and Acting Chief Executive Officer

SECTION 302 CERTIFICATIONS -

                                  CERTIFICATION

I, Michael J. Howerton, Vice President, Finance and Business Development, Secretary and Acting Chief Financial Officer of ImClone Systems Incorporated (the "Company"), certify that:

    1. I have reviewed these Amendments Nos. 1 and 2 to our Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002 of the Company;

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

    6. The registrant's other certifying officer and I have indicated in this qurterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent ot the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 8, 2003

                                            /s/ MICHAEL J. HOWERTON
                                            ---------------------------
                                            Michael J. Howerton
                                            Acting Chief Financial Officer

                                  CERTIFICATION

I, Daniel S. Lynch, Senior Vice President, Chief Administrative Officer and Acting Chief Executive Officer of ImClone Systems Incorporated (the "Company"), certify that:

    1. I have reviewed these Amendments Nos. 1 and 2 to our Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002 of the Company;

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

    6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent ot the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 8, 2003

                                            /s/ DANIEL S. LYNCH
                                            -------------------------
                                            Daniel S. Lynch
                                            Acting Chief Executive Officer