Form 10-Q
period 2003-09-30
IMCLONE SYSTEMS INC/DE
filed 2003-11-12
CIK 765258

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

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes [X]     No [ ]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                    CLASS                           OUTSTANDING AS OF NOVEMBER 11, 2003
                    -----                           -----------------------------------
        Common Stock, par value $.001                        74,959,472 Shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          IMCLONE SYSTEMS INCORPORATED

                                     INDEX

                                                                          PAGE NO.
                                                                          --------
PART I -- FINANCIAL INFORMATION
Item 1.    Financial Statements
           Unaudited Consolidated Balance Sheets -- September 30, 2003
           and December 31, 2002.......................................       1
           Unaudited Consolidated Statements of Operations -- Three and
           nine months ended September 30, 2003 and 2002...............       2
           Unaudited Consolidated Statements of Cash Flows -- Nine
           months ended September 30, 2003 and 2002....................       3
           Notes to Unaudited Consolidated Financial Statements........       4
Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................      31
Item 3.    Quantitative and Qualitative Disclosures About Market
           Risk........................................................      48
Item 4.    Controls and Procedures.....................................      49

PART II -- OTHER INFORMATION
Item 1.    Legal Proceedings...........................................      49
Item 2.    Changes in Securities and Use of Proceeds...................      52
Item 3.    Defaults upon Senior Securities.............................      52
Item 4.    Submission of Matters to Vote of Security Holders...........      52
Item 5.    Other Information...........................................      53
Item 6.    Exhibits and Reports on Form 8-K............................      53
Signatures.............................................................      55

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          IMCLONE SYSTEMS INCORPORATED

                          CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2003            2002
                                                              -------------   ------------
                                                               (IN THOUSANDS, EXCEPT PER
                                                                 SHARE AND SHARE DATA)
                                                                      (UNAUDITED)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................    $  38,765      $  72,877
  Securities available for sale.............................       99,642        174,778
  Prepaid expenses..........................................        5,093          3,119
  Amounts due from corporate partners.......................       15,524         12,363
  Current portion of note receivable........................          450            300
  Withholding tax assets....................................          370         10,150
  Other current assets......................................        2,817         11,598
                                                                ---------      ---------
    Total current assets....................................      162,661        285,185
                                                                ---------      ---------
Property, plant and equipment, net..........................      226,846        183,539
Patent costs, net...........................................        1,648          1,593
Deferred financing costs, net...............................        2,413          3,694
Note receivable, less current portion.......................        9,325          9,700
Other assets................................................          416            795
                                                                ---------      ---------
                                                                $ 403,309      $ 484,506
                                                                =========      =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................    $  22,100      $  23,717
  Accrued expenses (including $1,906 and $4,093 due to
    Bristol-Myers Squibb Company ("BMS") at September 30,
    2003 and December 31, 2002, respectively)...............       19,914         37,377
  Withholding tax liability.................................       21,006         38,811
  Industrial Development Revenue Bonds tax liability........        1,019            953
  Interest payable..........................................        1,100          4,442
  Current portion of deferred revenue.......................       50,078         38,362
  Current portion of long-term debt.........................           --          2,200
  Current portion of long-term liabilities..................           11             79
                                                                ---------      ---------
    Total current liabilities...............................      115,228        145,941
                                                                ---------      ---------
Deferred revenue, less current portion......................      299,136        284,142
Long-term debt, less current portion........................      240,000        240,000
Other long-term liabilities, less current portion...........           44             52
                                                                ---------      ---------
    Total liabilities.......................................      654,408        670,135
                                                                ---------      ---------
Commitments and contingencies (Note 9)
Stockholders' equity (deficit):
  Preferred stock, $1.00 par value; authorized 4,000,000
    shares; reserved 1,200,000 series B participating
    cumulative preferred stock..............................           --             --
  Common stock, $.001 par value; authorized 200,000,000
    shares; issued 75,108,383 and 73,839,536 at September
    30, 2003 and December 31, 2002, respectively;
    outstanding 74,919,133 and 73,650,286 at September 30,
    2003 and December 31, 2002, respectively................           75             74
  Additional paid-in capital................................      368,580        346,952
  Accumulated deficit.......................................     (616,265)      (530,106)
  Treasury stock, at cost; 189,250 shares at September 30,
    2003 and December 31, 2002..............................       (4,100)        (4,100)
  Accumulated other comprehensive income:
    Unrealized gain on securities available for sale........          611          1,551
                                                                ---------      ---------
      Total stockholders' deficit...........................     (251,099)      (185,629)
                                                                ---------      ---------
                                                                $ 403,309      $ 484,506
                                                                =========      =========

          See accompanying notes to consolidated financial statements.

                          IMCLONE SYSTEMS INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                     -------------------   -------------------
                                                       2003       2002       2003       2002
                                                     --------   --------   --------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                    (UNAUDITED)
Revenues:
  License fees and milestone revenue...............  $ 13,908   $  4,996   $ 35,987   $ 13,254
  Royalty revenue..................................       214        622        517      1,310
  Collaborative agreement revenue..................     9,461      9,416     24,525     30,586
                                                     --------   --------   --------   --------
     Total revenues................................    23,583     15,034     61,029     45,150
                                                     --------   --------   --------   --------
Operating expenses:
  Research and development.........................    28,780     43,504    117,212    119,449
  Marketing, general and administrative............    13,750     12,341     30,852     36,943
  (Recovery) write-down of withholding tax asset...    (3,384)        --     (3,384)     3,384
  Industrial Development Revenue Bonds tax
     expense.......................................        --         25         65         75
  Expenses associated with the amended BMS
     Commercial Agreement..........................        --         --         --      2,250
                                                     --------   --------   --------   --------
     Total operating expenses......................    39,146     55,870    144,745    162,101
                                                     --------   --------   --------   --------
Operating loss.....................................   (15,563)   (40,836)   (83,716)  (116,951)
                                                     --------   --------   --------   --------
Other:
  Interest income..................................      (897)    (2,259)    (3,580)    (7,427)
  Interest expense.................................     2,240      3,162      7,000     10,003
  Gain on securities available for sale............      (509)      (264)    (1,314)    (1,500)
                                                     --------   --------   --------   --------
     Net interest and other expense................       834        639      2,106      1,076
                                                     --------   --------   --------   --------
     Loss before income taxes......................   (16,397)   (41,475)   (85,822)  (118,027)
     Provision for income taxes....................       123        550        337        550
                                                     --------   --------   --------   --------
     Net loss......................................  $(16,520)  $(42,025)  $(86,159)  $(118,577)
                                                     ========   ========   ========   ========
Net loss per common share -- basic and diluted.....  $  (0.22)  $  (0.57)  $  (1.16)  $  (1.62)
                                                     ========   ========   ========   ========
Weighted average shares outstanding................    74,505     73,385     74,009     73,350
                                                     ========   ========   ========   ========

          See accompanying notes to consolidated financial statements.

                          IMCLONE SYSTEMS INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2003        2002
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
                                                                   (UNAUDITED)
Cash flows from operating activities:
  Net loss..................................................  $ (86,159)  $(118,577)
  Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities:
    Depreciation and amortization...........................      8,528       7,000
    Amortization of deferred financing costs................      1,281       1,279
    Expense associated with issuance of options and
     warrants...............................................        461          11
    (Recovery) write-down of withholding tax asset..........     (3,384)      3,384
    Gain on securities available for sale...................     (1,314)     (1,500)
    Loss on disposal of fixed asset.........................         30          --
    Changes in:
      Prepaid expenses......................................     (1,974)       (381)
      Amounts due from corporate partners (including amounts
       received from BMS of $14,431 and $8,377 for the nine
       months ended September 30, 2003 and 2002,
       respectively)........................................     (3,161)     (8,640)
      Withholding tax assets................................      9,780          --
      Other current assets..................................      8,781      (5,519)
      Note receivable.......................................        225          --
      Other assets..........................................        379        (635)
      Accounts payable......................................     (1,617)      1,092
      Accrued expenses......................................    (17,463)     14,550
      Withholding tax liability.............................    (14,421)         --
      Interest payable......................................     (3,342)     (3,242)
      Industrial Development Revenue Bonds tax liability....         66          78
      Deferred revenue (including amounts received from BMS
       of $60,000 and $140,000 for the nine months ended
       September 30, 2003 and 2002, respectively)...........     26,710     126,804
                                                              ---------   ---------
         Net cash (used in) provided by operating
          activities........................................    (76,594)     15,704
                                                              ---------   ---------
Cash flows from investing activities:
  Acquisitions of property, plant and equipment.............    (51,729)    (60,165)
  Purchases of securities available for sale................   (177,210)   (327,470)
  Sales and maturities of securities available for sale.....    252,720     383,142
  Proceeds from property, plant and equipment disposals.....          5          --
  Additions to patents......................................       (196)       (243)
                                                              ---------   ---------
         Net cash provided by (used in) investing
          activities........................................     23,590      (4,736)
                                                              ---------   ---------
Cash flows from financing activities:
  Proceeds from exercise of stock options...................      5,566       2,751
  Proceeds from issuance of common stock under the employee
    stock purchase plan.....................................        509         413
  Proceeds from issuance of common stock to Merck KGaA......     15,000          --
  Proceeds from repayment of note receivable -- officer and
    stockholder.............................................         93          --
  Proceeds from short-swing profit rule.....................         --         565
  Payment of Industrial Development Revenue Bond............     (2,200)         --
  Payments of other liabilities.............................        (76)       (358)
                                                              ---------   ---------
         Net cash provided by financing activities..........     18,892       3,371
                                                              ---------   ---------
         Net (decrease) increase in cash and cash
          equivalents.......................................    (34,112)     14,339
Cash and cash equivalents at beginning of period............     72,877      38,093
                                                              ---------   ---------
Cash and cash equivalents at end of period..................  $  38,765   $  52,432
                                                              =========   =========
Supplemental cash flow information:
  Cash paid for interest, including amounts capitalized of
    $4,434 and $1,441 for the nine months ended September
    30, 2003 and 2002, respectively.........................  $  13,257   $  13,403
                                                              =========   =========
  Non-cash financing activity:
    Capital asset and lease obligation addition.............  $      --   $      58
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

(1) BASIS OF PRESENTATION AND LIQUIDITY

     The accompanying consolidated financial statements of ImClone Systems Incorporated ("ImClone Systems" or the "Company") as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002 are unaudited. The accompanying unaudited consolidated balance sheets and statements of operations and of cash flows have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. The financial statements reflect all adjustments, consisting only of normal, recurring adjustments, which are in the opinion of management, necessary for a fair presentation for the interim periods. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the SEC.

     The results of operations for the interim periods are not necessarily indicative of results to be expected for the entire fiscal year or any other period.

     The Company believes that its existing cash on hand, marketable securities and amounts to which it is entitled should enable the Company to maintain its current and planned operations at least through September 2004. The Company is also entitled to reimbursement for certain marketing and research and development expenditures and certain other payments, some of which are payable upon the achievement of research and development milestones. Such contingent amounts include $500,000,000 in cash-based payments under the development, promotion, distribution and supply agreement (the "Commercial Agreement") dated September 19, 2001 with Bristol-Myers Squibb Company ("BMS") and E.R. Squibb & Sons L.L.C. ("E.R. Squibb"), as well as up to $10,000,000 in equity-based milestone payments under the development and license agreement with Merck KGaA for the Company's lead product candidate, the investigational IgG1 monoclonal antibody ERBITUX(TM) (cetuximab) and up to $18,500,000 in cash-based milestone payments under the development agreement with Merck KGaA, for the Company's investigational monoclonal antibody vaccine, BEC2. There can be no assurance that the Company will achieve these milestones. In order to fund its future capital needs, the Company may require significant levels of additional capital and the Company intends to raise the capital through additional arrangements with corporate partners, equity or debt financings, or from other sources, including the proceeds of product sales, if any, or combinations of the foregoing. There is no assurance that the Company will be successful in consummating any such arrangements. If adequate funds are not available, the Company may be required to significantly curtail its planned operations.

  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In May 2003, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in quarters beginning after June 15, 2003. The adoption of EITF 00-21 could affect the timing or pattern of revenue recognition for future collaborative research and or license agreements.

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure",

                          IMCLONE SYSTEMS INCORPORATED
effective for fiscal years ending after December 15, 2002. This standard amends SFAS No. 123 "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has elected to continue to follow the intrinsic value method of accounting for employee stock options in accordance with the provisions of Accounting Principles Board Opinion ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees." APB No. 25 does not require the recognition of compensation expense unless the exercise price of employee stock options is less than the market price of the Company's stock on the date of grant. During 2002 and 2003, the Company's stock option grants were based on the closing market price of its stock on the date of grant. SFAS No. 148 also amends certain disclosure requirements related to stock-based employee compensation, which the Company has adopted and which are reflected under "Stock-Based Compensation Plans" below.

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

     The fair value of stock options was estimated using the Black-Scholes option-pricing model. The Black-Scholes model considers a number of variables, including the exercise price and the expected life of the option, the current price of the common stock, the expected volatility and the dividend yield of the underlying common stock, and the risk-free interest rate during the expected term of the option. The following table summarizes the weighted average assumptions used:

                                                               NINE MONTHS
                                                                  ENDED
                                                              SEPTEMBER 30,
                                                              -------------
                                                              2003    2002
                                                              -----   -----
Expected life (years).......................................   2.92    3.05
Risk free interest rate.....................................   2.00%   2.85%
Volatility factor...........................................  88.00%  88.00%
Dividend yield..............................................   0.00%   0.00%

     Changes in assumptions used could have a material effect on the pro forma results.

                          IMCLONE SYSTEMS INCORPORATED

     The following table illustrates the effect on net loss and loss per share if the compensation cost for the Company's stock option grants been determined based on the fair value at the grant dates for awards consistent with the fair value method of SFAS No. 123.

                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                               -------------------   -------------------
                                                 2003       2002       2003       2002
                                               --------   --------   --------   --------
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net loss as reported.........................  $16,520    $42,025    $ 86,159   $118,577
Add: Stock based employee compensation
  expense included in net income.............      128          4         128         11
Deduct: Total stock-based employee
  compensation expense determined under fair
  value based method.........................    7,977     15,085      27,599     57,280
                                               -------    -------    --------   --------
  Pro forma net loss.........................  $24,369    $57,106    $113,630   $175,846
                                               =======    =======    ========   ========
Basic and diluted net loss per common share:
  As reported................................  $ (0.22)   $ (0.57)   $  (1.16)  $  (1.62)
  Pro forma..................................  $ (0.33)   $ (0.78)   $  (1.54)  $  (2.40)

     The pro forma effect on the net loss for the three and nine months ended September 30, 2003 and 2002 is not necessarily indicative of the pro forma effect on future periods' operating results.

(2) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are recorded at cost and consist of the following:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2003            2002
                                                              -------------   ------------
                                                                     (IN THOUSANDS)
Land........................................................    $  4,899        $  4,899
Building and building improvements..........................      66,176          64,849
Leasehold improvements......................................      12,104          11,904
Machinery and equipment.....................................      44,596          40,317
Furniture and fixtures......................................       3,369           3,080
Construction in progress....................................     136,539          91,065
                                                                --------        --------
  Total cost................................................     267,683         216,114
Less accumulated depreciation and amortization..............     (40,837)        (32,575)
                                                                --------        --------
  Property, plant and equipment, net........................    $226,846        $183,539
                                                                ========        ========

     The Company is building a multiple product manufacturing facility (the "Multiple Product Facility") adjacent to its single product manufacturing facility (the "Single Product Facility") in Branchburg, New Jersey. This new facility will be a multi-use facility with capacity of up to 110,000 liters (production volume). The 250,000 square foot facility will cost approximately $260,000,000, and is being built on land purchased in July 2000. The actual cost of the new facility may change depending upon various factors. The Company has incurred approximately $126,036,000 in conceptual design, engineering, pre-construction and construction costs (which are included in construction in progress in the preceding table), excluding capitalized interest of approximately $7,048,000, through September 30, 2003. Through September 30, 2003, committed purchase orders totaling approximately $128,100,000 have been placed with subcontractors and for equipment related to this project. In addition, $68,820,000 in engineering, procurement, construction management and validation

                          IMCLONE SYSTEMS INCORPORATED
costs were committed. As of September 30, 2003, $115,809,000 has been paid relating to these committed purchase orders. During August 2002, the Company executed an escrow agreement with Branchburg Township (the "Township"). The agreement required the Company to deposit $5,040,000 in an escrow account until the Company supplies the Township with certain New Jersey Department of Environmental Protection permits and also certain water and sewer permits related to the construction of this facility. Interest that accrues on the escrow deposit was allocated two-thirds to the Company and one-third to the Township. The escrow deposit was requested by the Township to insure that funds would be available to restore the site to its original condition should the Company fail to obtain such permits required for construction at the site. The Company has satisfied the permit requirements of the Township and received the escrow principal and accrued interest totaling $5,101,000 in April 2003.

     In January 2002, the Company purchased real estate consisting of a 7.5-acre parcel of land located adjacent to the Company's Single Product Facility and pilot facility in Branchburg, New Jersey. The real estate includes an existing 50,000 square foot building, 40,000 square feet of which is warehouse space and 10,000 square feet of which is office space. The purchase price for the property and building was approximately $7,020,000, of which approximately $1,125,000 related to the purchase of the land and approximately $5,895,000 related to the purchase of the building. The Company is using this property for warehousing and material logistics for its Branchburg campus. As of September 30, 2003, the Company has incurred approximately $1,262,000 for the retrofit of this facility. The logistics facility was ready for its intended use and put into operation during January 2003 and depreciation commenced at that time.

     The process of preparing consolidated financial statements in accordance with GAAP requires the Company to evaluate the carrying values of its long-lived assets. The recoverability of the carrying values of the Company's Single Product Facility and its Multiple Product Facility currently being built will depend on (1) receiving United States Food and Drug Administration ("FDA") approval of ERBITUX, (2) receiving FDA approval of the manufacturing facilities and (3) the Company's ability to earn sufficient returns on ERBITUX. Based on management's current estimates, the Company expects to recover the carrying value of such assets.

(3) CONTRACT MANUFACTURING SERVICES

     In September 2000, the Company entered into a three-year commercial manufacturing services agreement with Lonza Biologics plc ("Lonza") relating to ERBITUX. This agreement was amended in June 2001, September 2001, and August 2003 to include additional services and potentially to extend the term of the agreement. The total cost for services to be provided under the commercial manufacturing services agreement is approximately $86,913,000. The Company incurred costs of zero and $15,578,000 during the three months ended September 30, 2003 and 2002, respectively and $23,189,0000 and $30,105,000 were incurred for the nine months ended September 30, 2003 and 2002, respectively, and $85,022,000 was incurred from inception through September 30, 2003, for services provided under the commercial manufacturing services agreement.

     Under the September 2000 agreement, Lonza manufactures ERBITUX at the 5,000-liter scale under current Good Manufacturing Practices ("cGMP") and delivers it to the Company. The costs associated with this agreement are included in research and development expenses when incurred and will continue to be so classified until such time as ERBITUX may be approved for sale or until the Company obtains binding obligations from its corporate partners to purchase such product. In the event of such approval or obligations from its corporate partners, the subsequent costs associated with manufacturing ERBITUX for commercial sale will be included in inventory and expensed when sold. During the term of the agreement, certain batches were cancelled at negotiated rates agreed to by the parties. All existing commitments under this agreement were completed during the three months ended June 30, 2003, but an August 2003 amendment to the agreement allows for potential manufacture of a limited number of additional batches.

                          IMCLONE SYSTEMS INCORPORATED

     In December 2001, the Company entered into an agreement with Lonza to manufacture ERBITUX at the 2,000-liter scale for use in clinical trials by Merck KGaA. The costs associated with the agreement are reimbursable by Merck KGaA and accordingly are accounted for as collaborative agreement revenue and such costs are also included in research and development expenses in the Consolidated Statements of Operations. The Company did not incur any costs associated with this agreement during the three or nine months ended September 30, 2003, and $1,175,000 and $4,700,000 was incurred in the three and nine months ended September 30, 2002, respectively. From inception to September 30, 2003, the Company incurred approximately $7,183,000 for services provided under this agreement. As of September 30, 2003, Merck KGaA has reimbursed the Company in full for all the services provided under this agreement and Lonza has completed its responsibilities under such agreement.

     On January 2, 2002, the Company executed a letter of intent with Lonza to enter into a long-term supply agreement. The long-term supply agreement would have applied to a large scale manufacturing facility that Lonza is constructing, which would have been able to produce ERBITUX in 20,000-liter batches. The Company paid Lonza $3,250,000 upon execution of the letter of intent for the exclusive right to negotiate a long-term supply agreement for a portion of the facility's manufacturing capacity. In September 2002, the Company wrote-off the deposit as a charge to marketing, general and administrative expenses, because the exclusive negotiation period ended on September 30, 2002. In light of the assistance the Company provided to BMS with respect to preserving and then relinquishing the manufacturing capacity described above, BMS paid the Company $3,250,000 in April 2003 and this amount is recognized as a reduction to marketing, general and administrative expenses in the nine months ended September 30, 2003.

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

     In January 2003, the New York State Department of Taxation and Finance ("New York State") notified the Company that it was liable for the New York State and City income taxes that were not withheld because one or more of the Company's employees who exercised certain non-qualified stock options in 1999 and 2000 failed to pay New York State and City income taxes for those years. As of December 31, 2002, the Company recorded a gross New York State and City withholding tax liability of approximately $6,800,000 related to this matter. On March 13, 2003, the Company entered into a closing agreement with New York State, paying $4,500,000 by March 31, 2003, to settle the matter. The Company believes that substantially all of the underpayment of New York State and City income tax identified by New York State is attributable to the exercise of non-qualified stock options by its former President and Chief Executive Officer, Dr. Samuel D. Waksal. On June 17, 2003, New York State notified the Company that, based on the warrant issue identified below, it is continuing a previously conducted audit of the Company and is evaluating the terms of the closing agreement to determine whether or not it should be re-opened. The liability of approximately $2,300,000, representing the difference between the gross liability of $6,800,000 and the settlement amount per the closing agreement paid in March 2003, will remain on the Company's Consolidated Balance Sheets until New York State concludes its previously conducted audit.

     On March 13, 2003, the Company initiated discussions with the Internal Revenue Service (the "IRS") relating to federal income taxes on the exercise of non-qualified stock options on which income tax was not

                          IMCLONE SYSTEMS INCORPORATED
properly withheld. Although the IRS has not yet asserted that the Company is required to make a payment with respect to such failure to withhold, the IRS may assert that such a liability exists, and may further assert that the Company is liable for interest and penalties. The Company has requested and received confirmation from all of its current and substantially all of its former employees who exercised non-qualified stock options in 1999 and 2000, on which no income tax was withheld, that they have reported the appropriate amount of income on their tax returns and paid the taxes shown as due on those returns. Based on this information, the Company has determined that all but an insignificant amount of the potential liability for withholding taxes with respect to exercises of non-qualified stock options in 1999 and 2000 is attributable to those amounts related to Dr. Samuel D. Waksal.

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

     On April 2, 2003, the Company received a request from the SEC for the voluntary production of documents and information relating to the above matters. The Company is cooperating fully with the SEC, and intends to continue to do so, while also updating the United States Attorney's Office.

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

     The Company has recognized assets at the time of exercise relating to the individuals described herein. These assets are based on the fact that individuals are required by law to pay their personal income taxes, which relieves the Company of its liability for such withholding taxes, but not interest and penalties, as well as the Company's determination that these individuals had the means and intention to satisfy their tax liabilities, and legal claims the Company has against these individuals both during and after their employment with the Company. The Company decided to write-down certain of these assets as noted below.

     One of the former officers and directors to whom warrants were issued and previously treated as non-compensatory warrants is Dr. Harlan W. Waksal, the Company's former Chief Scientific Officer, and previously its President and Chief Executive Officer. In June 2003, Dr. Harlan W. Waksal represented to the Company that he has paid the taxes associated with the exercise of these warrants and further agreed to indemnify the Company for any withholding taxes that may be assessed and are attributable to the Company's failure to deduct income and payroll taxes on all warrants and options that he or his transferee has previously exercised, subject to the consent of Dr. Harlan W. Waksal, which cannot be unreasonably withheld. Therefore, the Company removed the respective asset and liability of $9,759,000 from its Consolidated Balance Sheet as of June 30, 2003.

                          IMCLONE SYSTEMS INCORPORATED

     Two of the other former officers and directors to whom warrants were issued and previously treated as non-compensatory warrants were Dr. Samuel D. Waksal and the Company's former General Counsel, John B. Landes. The Company has made demands on both of these individuals to pay the taxes associated with the exercise of these warrants and certain non-qualified stock options and to indemnify the Company against any liability that it may incur to taxing authorities in respect of the warrants or non-qualified stock options that were previously exercised. During the three months ended September 30, 2003, Mr. Landes represented to the Company that he has paid the taxes associated with his exercise of these warrants. Therefore, the Company has eliminated the liability of $3,384,000 primarily attributable to withholding taxes on warrants exercised by Mr. Landes from its September 30, 2003 Consolidated Balance Sheet and has recognized a benefit of $3,384,000 as a recovery of withholding tax asset in the Consolidated Statements of Operations in the three and nine months ended September 30, 2003.

     Regarding Dr. Samuel D. Waksal, the Company determined that subsequent to the Company's receipt of a "refusal to file" letter from the FDA on December 28, 2001, with respect to its rolling Biologics License Application for ERBITUX, his financial condition deteriorated and therefore the recoverability of the asset became doubtful. Regarding Mr. Landes, based on the limited information available to it, due to the decrease in the Company's stock price during 2002 and corresponding decrease in the value of Mr. Landes' ownership of the Company's securities, the Company determined that recoverability of the asset became doubtful. Based upon these determinations, the asset write-downs of $25,269,000 and $3,384,000 were recorded during the fourth quarter of 2001 for Dr. Samuel D. Waksal and the second quarter of 2002 for Mr. Landes, respectively. The withholding tax liabilities relating to Dr. Samuel D. Waksal will remain on the Company's Consolidated Balance Sheets, until such time as these liabilities are satisfied. Should the Company negotiate settlements with the IRS and New York State tax authorities for amounts less than those noted above or should such individuals pay the taxes, the Company would reduce operating expenses for the difference between the withholding tax liabilities and settlement amounts in the period of settlement.

     Amounts related to the following items are included in withholding tax liability:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2003            2002
                                                              -------------   ------------
                                                                     (IN THOUSANDS)
Withholding tax related to exercise of stock options and
  warrants..................................................     $20,826        $38,349
Other.......................................................         180            462
                                                                 -------        -------
                                                                 $21,006        $38,811
                                                                 =======        =======

(5) LONG-TERM DEBT

     Long-term debt consists of the following:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2003            2002
                                                              -------------   ------------
                                                                     (IN THOUSANDS)
5 1/2% Convertible Subordinated Notes due March 1, 2005.....    $240,000        $240,000
11 1/4% Industrial Development Revenue Bond.................          --           2,200
                                                                --------        --------
                                                                 240,000         242,200
Less current portion........................................          --          (2,200)
                                                                --------        --------
                                                                $240,000        $240,000
                                                                ========        ========

     In February 2000, the Company completed a private placement of $240,000,000 in convertible subordinated notes due March 1, 2005. The Company received net proceeds from this offering of approximately $231,500,000, after deducting costs associated with the offering.

                          IMCLONE SYSTEMS INCORPORATED

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

     On May 2, 2003, the Company informed the trustee for the Convertible Subordinated Notes of its withholding tax issues discussed in Note 4, and the delay in filing its Form 10-K for the year ended December 31, 2002 and of the Company's intention to satisfy its tax liabilities upon completion of its discussions with the relevant taxing authorities and to file its Form 10-K as soon as possible. The Company filed its Form 10-K on June 23, 2003. The indenture for the Convertible Subordinated Notes includes covenants requiring the Company to timely pay taxes and timely make filings under the Securities Exchange Act of 1934. Under the indenture, there can be no acceleration of payment of the notes until the Company receives a notice of default from the trustee or a specified percentage of the note holders and a 60-day grace period lapses without the default being cured. The Company has not received any such notice. If, at some point in the future, the Company were to receive such a notice and if it were determined at that time that the Company was not in compliance with applicable covenants, the Company intends to and believes it would be able to cure such non-compliance within the 60-day grace period.

     In August 1990, the New York Industrial Development Agency (the "NYIDA") issued $2,200,000 principal amount of its 11 1/4% Industrial Development Revenue Bonds due May 2004 (the "1990 IDA Bonds"). The proceeds from the sale of the 1990 IDA Bonds were used by the Company at its research and development facility in New York City. The Company granted a security interest in certain equipment located in this New York City facility purchased with the proceeds from the 1990 IDA Bonds to secure the obligations of the Company relating to the 1990 IDA Bonds. In April 2003, the Company discovered that it was in breach of certain covenants in its 1990 IDA Bonds. These bonds were tax-exempt and the Company was required to continue to use the proceeds for a qualified tax-exempt purpose (in this case, manufacturing), until maturity. While the bond proceeds were originally used for manufacturing purposes, a recent internal investigation concluded that in August 1995, this qualified purpose was abandoned and the proceeds had been used for a non-qualified purpose in later periods. As a result, the bond proceeds likely became taxable to the bondholders in August 1995. The Company is required to indemnify the bondholders from any taxes imposed upon them. The Company recognized a tax liability of $1,019,000 and $953,000 in its Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002, respectively. This tax liability was estimated based upon the rates specified for use in IRS closing agreements for tax-exempt bonds, as applied to interest payments made on the 1990 IDA Bonds during the relevant period. The 1990 IDA Bonds were redeemed in full, pursuant to the bond indenture, on June 30, 2003.

(6) NET LOSS PER COMMON SHARE

     Basic and diluted net loss per common share are computed based on the net loss for the relevant period, divided by the weighted average number of common shares outstanding during the period. For purposes of the diluted loss per share calculation, the exercise or conversion of all potential common shares is not included since their effect would be anti-dilutive for all periods presented. Potential common shares outstanding which represent new shares that could be issued under convertible debt, stock options and stock warrants by the

                          IMCLONE SYSTEMS INCORPORATED

Company totaled approximately 18,327,000 and 17,869,000 for the periods ended September 30, 2003 and 2002, respectively.

(7) COMPREHENSIVE INCOME (LOSS)

     The following table reconciles net loss to comprehensive loss:

                                            THREE MONTHS ENDED     NINE MONTHS ENDED
                                               SEPTEMBER 30,         SEPTEMBER 30,
                                            -------------------   --------------------
                                              2003       2002       2003       2002
                                            --------   --------   --------   ---------
                                                          (IN THOUSANDS)
Net loss..................................  $(16,520)  $(42,025)  $(86,159)  $(118,577)
Other comprehensive income (loss):
  Unrealized holding gain (loss) arising
     during the period....................       (95)      (130)       374         428
  Reclassification adjustment for realized
     gain included in net loss............      (509)      (264)    (1,314)     (1,500)
                                            --------   --------   --------   ---------
     Total other comprehensive loss.......      (604)      (394)      (940)     (1,072)
                                            --------   --------   --------   ---------
Total comprehensive loss..................  $(17,124)  $(42,419)  $(87,099)  $(119,649)
                                            ========   ========   ========   =========

(8) COLLABORATIVE AGREEMENTS

  (A) MERCK KGAA

     In April 1990, the Company entered into a development and commercialization agreement with Merck KGaA with respect to BEC2 and the recombinant gp75 antigen product candidate. The agreement has been amended a number of times, most recently in December 1997. The agreement grants Merck KGaA a license, with the right to sublicense, to make, have made, use, sell, or have sold BEC2 and gp75 antigen outside North America. The agreement also grants Merck KGaA a license, without the right to sublicense, to use, sell, or have sold, but not to make BEC2 within North America in conjunction with the Company. Pursuant to the terms of the agreement the Company has retained the rights, (1) without the right to sublicense, to make, have made, use, sell, or have sold BEC2 in North America in conjunction with Merck KGaA and (2) with the right to sublicense, to make, have made, use, sell, or have sold gp75 antigen in North America. In return, the Company has recognized research support payments totaling $4,700,000 and is not entitled to any further research support payments under the agreement. Merck KGaA is also required to make payments of up to $22,500,000, of which $4,000,000 has been recognized through September 30, 2003, based on milestones achieved in the licensed products' development. Merck KGaA is also responsible for worldwide costs of up to DM17,000,000 associated with a multi-site, multinational Phase III clinical trial for BEC2 in limited disease small-cell lung carcinoma. This expense level was reached during the fourth quarter of 2000 and all expenses incurred from that point forward are being shared 60% by Merck KGaA and 40% by the Company. The Company incurred approximately $33,000 and $27,000 in the three months ended September 30, 2003 and 2002, respectively, and approximately $41,000 and $181,000 for the nine months ended September 30, 2003 and 2002, respectively, associated with this agreement. Such cost sharing applies to all expenses beyond the DM17,000,000 threshold. Merck KGaA is also required to pay royalties on the eventual sales of BEC2 outside of North America, if any. Revenues from sales, if any, of BEC2 in North America will be distributed in accordance with the terms of a co-promotion agreement to be negotiated by the parties.

     In December 1998, the Company entered into a development and license agreement with Merck KGaA with respect to ERBITUX. In exchange for granting Merck KGaA exclusive rights to market ERBITUX outside of the United States and Canada and co-exclusive development rights in Japan, the Company has received $30,000,000 through September 30, 2003, in up-front cash fees and early cash payments based on the

                          IMCLONE SYSTEMS INCORPORATED
achievement of defined milestones. An additional $20,000,000 has been received through September 30, 2003, based upon the achievement of further milestones for which Merck KGaA received equity in the Company and $10,000,000 more equity payments are possible depending upon the achievement of further defined milestones.

     The chart below details the equity milestone payments received from Merck KGaA through September 30, 2003:

                                                                    NUMBER OF
                                                   REVENUE        COMMON SHARES       PRICE PER
DATE                        AMOUNT OF MILESTONE   RECOGNIZED   ISSUED TO MERCK KGAA     SHARE
----                        -------------------   ----------   --------------------   ---------
August 2001...............      $5,000,000        $1,760,000          63,027           $79.33
May 2003*.................      $6,000,000        $       --         334,471           $17.94
June 2003*................      $3,000,000        $       --         150,007           $20.00
July 2003**...............      $3,000,000        $       --          92,276           $32.51
July 2003**...............      $3,000,000        $       --          90,944           $32.99

---------------

 * Entire amount of proceeds was recorded as a capital transaction during the second quarter of 2003.

** Entire amount of proceeds was recorded as a capital transaction during the third quarter of 2003.

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

     In conjunction with Merck KGaA, the Company has expanded the trial of ERBITUX plus radiotherapy in squamous cell carcinoma of the head and neck. In order to support clinical trials, Merck KGaA has agreed to purchase ERBITUX manufactured by Lonza and the Company for use in these trials and has further agreed to reimburse the Company for one-half of the outside contract service costs incurred with respect to the Phase III clinical trial of ERBITUX for the treatment of head and neck cancer in combination with radiation. In September 2002, the Company entered into a binding term sheet, effective as of April 15, 2002, for the supply of ERBITUX to Merck KGaA, which replaces previous supply arrangements. The term sheet provides for Merck KGaA to purchase bulk and finished ERBITUX ordered from the Company during the term of the December 1998 development and license agreement at a price equal to the Company's fully loaded cost of goods. The term sheet also provides for Merck KGaA to use reasonable efforts to enter into its own contract manufacturing agreements for supply of ERBITUX by 2004 and obligates Merck KGaA to reimburse the

                          IMCLONE SYSTEMS INCORPORATED

Company for costs associated with transferring technology and any other services requested by Merck KGaA relating to establishing its own manufacturing or contract manufacturing capacity. Amounts due from Merck KGaA related to these arrangements totaled approximately $4,553,000 and $2,462,000 at September 30, 2003 and December 31, 2002, respectively, and are included in amounts due from corporate partners in the Consolidated Balance Sheets. The Company recorded collaborative agreement revenue related to these arrangements in the Consolidated Statements of Operations totaling approximately $3,930,000 and $1,997,000 for the three months ended September 30, 2003 and 2002, respectively, and $8,378,000 and $14,219,000 for the nine months ended September 30, 2003 and 2002, respectively. Of these amounts, $3,606,000 and $1,470,000 for the three months ended September 30, 2003 and 2002, respectively, and $7,016,000 and $12,323,000 for the nine months ended September 30, 2003 and 2002, respectively, related to reimbursable costs associated with supplying ERBITUX to Merck KGaA for use in clinical trials. A portion of the ERBITUX sold to Merck KGaA was produced in prior periods and the related manufacturing costs have been expensed in prior periods when the related raw materials were purchased and the associated direct labor and overhead was consumed or, in the case of contract manufacturing, when such services were performed. These costs totaled $3,606,000 and $704,000 for the three months ended September 30, 2003 and 2002, respectively and $7,016,000 and $7,051,000 for the nine months ended September 30, 2003 and 2002, respectively. Reimbursable research and development expenses were incurred and totaled approximately $324,000 and $527,000 for the three months ended September 30, 2003 and 2002, respectively, and $1,362,000 and $1,896,000 for the nine months ended September 30, 2003 and 2002, respectively. These amounts have been recorded as research and development expenses and also as collaborative agreement revenue in the Consolidated Statements of Operations. Reimbursable administrative expenses were incurred and totaled approximately $111,000 and $144,000 for the three months ended September 30, 2003 and 2002, respectively, and $283,000 and $417,000 for the nine months ended September 30, 2003 and 2002, respectively. These amounts have been recorded as marketing, general and administrative expenses and also as collaborative agreement revenue in the Consolidated Statements of Operations.

     In June 2003, the Company agreed to supply a fixed quantity of ERBITUX for use in Merck KGaA's medical affairs program on different ordering and pricing terms than those provided in the binding term sheet, including prepayment by Merck KGaA for a portion of such supply. The Company has recorded this prepayment as deferred revenue on the Consolidated Balance Sheet until such time as the product is shipped to Merck KGaA.

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

                          IMCLONE SYSTEMS INCORPORATED

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

     STOCKHOLDER AGREEMENT

     Pursuant to the Stockholder Agreement, the Company's Board was increased from ten to twelve members in October 2001. BMS received the right to nominate two directors to the Company's Board (each a "BMS director") so long as its ownership interest in ImClone Systems is 12.5% or greater. If BMS' ownership interest is 5% or greater but less than 12.5%, BMS will have the right to nominate one BMS director, and if BMS' ownership interest is less than 5%, BMS will have no right to nominate a BMS director. If the size of the Board is increased to a number greater than twelve, the number of BMS directors would be increased, subject to rounding, such that the number of BMS directors is proportionate to the lesser of BMS' then-current ownership interest and 19.9%. Notwithstanding the foregoing, BMS will have no right to nominate any BMS directors if (i) the Company has terminated the Commercial Agreement due to a material breach by BMS or (ii) BMS' ownership interest were to remain below 5% for 45 consecutive days.

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

     Approval Required for Certain Actions -- The Company may not take any action that constitutes a prohibited action under the Stockholder Agreement without the consent of the BMS directors, until September 19, 2006 or earlier, if any of the following occurs: (i) a reduction in BMS's ownership interest to below 5% for 45 consecutive days, (ii) a transfer or other disposition of shares of the Company's common stock by BMS or any of its affiliates such that BMS and its affiliates own or have control over less than 75% of the maximum number of shares of the Company's common stock owned by BMS and its affiliates at any time after September 19, 2001, (iii) an acquisition by a third party of more than 35% of the outstanding shares of the Company's common stock, (iv) a termination of the Commercial Agreement by BMS due to significant regulatory or safety concerns regarding ERBITUX, or (v) a termination of the Commercial Agreement due to a material breach by BMS. Such prohibited actions include (i) issuing additional shares or securities

                          IMCLONE SYSTEMS INCORPORATED
convertible into shares in excess of 21,473,002 shares of the Company's common stock in the aggregate, subject to certain exceptions; (ii) incurring additional indebtedness if the total of (A) the principal amount of indebtedness incurred since September 19, 2001 and then-outstanding, and (B) the net proceeds from the issuance of any redeemable preferred stock then-outstanding, would exceed the Company's amount of indebtedness for borrowed money outstanding as of September 19, 2001 by more than $500 million; (iii) acquiring any business if the aggregate consideration for such acquisition, when taken together with the aggregate consideration for all other acquisitions consummated during the previous twelve months, is in excess of 25% of our aggregate value at the time the binding agreement relating to such acquisition was entered into; (iv) disposing of all or any substantial portion of the Company's non-cash assets;
(v) entering into non-competition agreements that would be binding on BMS, its affiliates or any BMS director; (vi) taking certain actions that would have a discriminatory effect on BMS or any of its affiliates as a stockholder; and
(vii) issuing capital stock with more than one vote per share.

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

                          IMCLONE SYSTEMS INCORPORATED

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

     Up-Front and Milestone Payments -- The Commercial Agreement provides for up-front and milestone payments by E.R. Squibb to the Company of $900,000,000 in the aggregate, of which $200,000,000 was paid on September 19, 2001, $140,000,000 was paid on March 7, 2002, $60,000,000 was paid on March 5, 2003,
$250,000,000 is payable upon receipt of marketing approval from the FDA with respect to an initial indication

                          IMCLONE SYSTEMS INCORPORATED
for ERBITUX and $250,000,000 is payable upon receipt of marketing approval from the FDA with respect to a second indication for ERBITUX. All such payments are non-refundable and non-creditable.

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

     However, the Company has the right, at its election and sole expense, to co-promote with E.R. Squibb the product in the territory. Pursuant to this co-promotion option, which the Company has exercised, the Company is entitled on and after April 11, 2002 (at the Company's sole expense) to have the Company's field organization participate in the promotion of the product consistent with the marketing plan agreed upon by the parties, provided that E.R. Squibb will retain the exclusive rights to sell and distribute the product. Except for the Company's expenses incurred pursuant to the co-promotion option, E.R. Squibb is responsible for 100% of the distribution, sales and marketing costs in the United States and Canada, and as between E.R. Squibb and ImClone Systems, each is responsible for 50% of the distribution, sales, marketing costs and other related costs and expenses in Japan.

                          IMCLONE SYSTEMS INCORPORATED

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

     Right of First Offer -- E.R. Squibb has a right of first offer with respect to the Company's investigational IMC-KDR monoclonal antibodies should the Company decide to enter into a partnering arrangement with a third party with respect to IMC-KDR antibodies at any time prior to the earlier to occur of September 19, 2006 and the first anniversary of the date which is 45 days after any date on which BMS's ownership interest in ImClone Systems is less than 5%. If the Company decides to enter into a partnering arrangement during such period, the Company must notify E.R. Squibb. If E.R. Squibb notifies the Company that it is interested

                          IMCLONE SYSTEMS INCORPORATED
in such an arrangement, the Company will provide its proposed terms to E.R. Squibb and the parties will negotiate in good faith for 90 days to attempt to agree on the terms and conditions of such an arrangement. If the parties do not reach agreement during this period, E.R. Squibb must propose the terms of an arrangement which it is willing to enter into, and if the Company rejects such terms the Company may enter into an agreement with a third party with respect to such a partnering arrangement (provided that the terms of any such agreement may not be more favorable to the third party than the terms proposed by E.R. Squibb).

     Right of First Negotiation -- If at any time during the restricted period (as defined below), the Company is interested in establishing a partnering relationship with a third party involving certain compounds or products not related to IMC-KDR antibodies, the Company must notify E.R. Squibb and E.R. Squibb will have 90 days to enter into a non-binding heads of agreement with the Company with respect to such a partnering relationship. In the event that E.R. Squibb and ImClone Systems do not enter into a non-binding heads of agreement, the Company is free to negotiate with third parties without further obligation to E.R. Squibb. The "restricted period" means the period from September 19, 2001 until the earliest to occur of (i) September 19, 2006, (ii) a reduction in BMS's ownership interest in ImClone Systems to below 5% for 45 consecutive days, (iii) a transfer or other disposition of shares of the Company's common stock by BMS or any of its affiliates such that BMS and its affiliates own or have control over less than 75% of the maximum number of shares of the Company's common stock owned by BMS and its affiliates at any time after September 19, 2001, (iv) an acquisition by a third party of more than 35% of the outstanding Shares, (v) a termination of the Commercial Agreement by BMS due to significant regulatory or safety concerns regarding ERBITUX, or (vi) the Company's termination of the Commercial Agreement due to a material breach by BMS.

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

     The Company has also agreed, and may agree in the future, to share with E.R. Squibb, on terms other than the foregoing, costs of clinical trials that the Company believes are not potentially registrational but should be undertaken prior to launch in the United States, Canada or Japan. The Company has incurred $987,000 pursuant to such cost sharing for the three months ended September 30, 2003 and $2,115,000 for the nine months ended September 30, 2003. The Company has also incurred $186,000 related to the agreement with respect to development in Japan for the three months ended September 30, 2003 and $590,000 for the nine months ended September 30, 2003.

     The Company incurred approximately $2,250,000 during the nine months ended September 30, 2002 in legal and other advisor fees associated with the amendment to the Commercial Agreement with BMS and affiliates, which has been expensed and included as a separate line item in operating expenses in the Consolidated Statements of Operations.

     Amounts due from BMS related to this agreement totaled approximately $10,935,000 and $9,739,000 at September 30, 2003 and December 31, 2002,
respectively, and are included in amounts due from corporate partners in the Consolidated Balance Sheets. The Company recorded collaborative agreement revenue related to this agreement in the Consolidated Statements of Operations totaling approximately $5,387,000 and $7,248,000 for the three months ended September 30, 2003 and 2002, respectively and $15,819,000 and $15,769,000 for the nine months ended September 30, 2003 and 2002, respectively. Of these amounts, $1,125,000 and $2,560,000 for the three months ended September 30, 2003 and 2002, respectively and $4,336,000 and $6,367,000 for the nine months ended September 30, 2003 and 2002, respectively, related to reimbursable costs associated with supplying ERBITUX for use in clinical trials associated with this agreement. A portion of the related manufacturing costs have been expensed in prior periods when the related raw materials were purchased and the associated direct labor and overhead was consumed or, in the case of contract manufacturing, when such services were performed. These costs totaled $1,125,000 and $462,000 for the three months ended September 30, 2003 and 2002, respectively and $4,336,000 and $4,271,000 for the nine months ended September 30, 2003 and 2002, respectively. Reimbursable research and development and marketing expenses were incurred and totaled approximately $4,262,000 and $4,688,000 for the three months ended September 30, 2003 and 2002, respectively, and $11,483,000 and $9,402,000 for the nine months ended September 30, 2003 and 2002, respectively. These amounts have been recorded as research and development

                          IMCLONE SYSTEMS INCORPORATED
and marketing, general and administrative expenses and also as collaborative agreement revenue in the Consolidated Statements of Operations.

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

     License fees and milestone revenue consists of the following:

                                                  THREE MONTHS ENDED   NINE MONTHS ENDED
                                                    SEPTEMBER 30,        SEPTEMBER 30,
                                                  ------------------   -----------------
                                                    2003      2002      2003      2002
                                                  --------   -------   -------   -------
                                                              (IN THOUSANDS)
BMS:
  ERBITUX license fee revenue...................  $13,811    $4,841    $35,640   $12,907
Merck KGaA:
  ERBITUX license fee revenue...................       56        56        167       167
  BEC2 license fee revenue......................       41        41        122       122
Other...........................................       --        58         58        58
                                                  -------    ------    -------   -------
Total license fees and milestone revenue........  $13,908    $4,996    $35,987   $13,254
                                                  =======    ======    =======   =======

     Collaborative agreement revenue from corporate partners consists of the following:

                                                 THREE MONTHS ENDED   NINE MONTHS ENDED
                                                   SEPTEMBER 30,        SEPTEMBER 30,
                                                 ------------------   ------------------
                                                  2003       2002      2003       2002
                                                 -------    -------   -------    -------
                                                             (IN THOUSANDS)
BMS:
  ERBITUX research and development expenses....  $3,757     $4,592    $10,286    $ 8,477
  ERBITUX supplied for use in clinical
     trials....................................   1,125      2,560      4,336      6,367
  ERBITUX marketing expenses...................     505         96      1,197        925
Merck KGaA:
  ERBITUX research and development expenses....     324        527      1,362      1,896
  ERBITUX supplied for use in clinical
     trials....................................   3,606      1,470      7,016     12,323
  ERBITUX administrative expenses..............     111        144        283        417
  BEC2 research and development expenses.......      33         27         41        181
  BEC2 administrative expenses.................      --         --          4         --
                                                 ------     ------    -------    -------
Total collaborative agreement revenue..........  $9,461     $9,416    $24,525    $30,586
                                                 ======     ======    =======    =======

                          IMCLONE SYSTEMS INCORPORATED

     Amounts due from corporate partners consist of the following:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2003            2002
                                                              -------------   ------------
                                                                     (IN THOUSANDS)
BMS:
  ERBITUX...................................................     $10,935        $ 9,739
Merck KGaA:
  ERBITUX...................................................       4,553          2,462
  BEC2......................................................          36            162
                                                                 -------        -------
Total amounts due from corporate partners...................     $15,524        $12,363
                                                                 =======        =======

     Deferred revenue consists of the following:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2003            2002
                                                              -------------   ------------
                                                                     (IN THOUSANDS)
BMS:
  ERBITUX commercial agreement..............................    $341,198        $316,839
Merck KGaA:
  ERBITUX development and license agreement.................       3,389           3,556
  Prepayment of ERBITUX supplied for medical affairs
     program................................................       2,640              --
  BEC2 development and commercialization agreement..........       1,987           2,109
                                                                --------        --------
     Total deferred revenue.................................     349,214         322,504
Less: current portion.......................................     (50,078)        (38,362)
                                                                --------        --------
     Total long-term deferred revenue.......................    $299,136        $284,142
                                                                ========        ========

     The Company receives royalty revenue from a strategic corporate alliance with Abbott Laboratories in diagnostics. Royalty revenue for the three months ended September 30, 2003 and 2002 primarily includes amounts associated with the Abbott Laboratories alliance totaling $212,000 and $620,000, respectively. Royalty revenue for the nine months ended September 30, 2003 and 2002 primarily includes amounts associated with the Abbott Laboratories alliance totaling $514,000 and $1,308,000, respectively.

(9) COMMITMENTS AND CONTINGENCIES

     Beginning in January 2002, a number of complaints asserting claims under the federal securities laws against the Company and certain of its directors and officers were filed in the U.S. District Court for the Southern District of New York. Those actions were consolidated under the caption Irvine v. ImClone Systems Incorporated et al., No. 02 Civ. 0109 (RO), and on September 16, 2002, a consolidated amended complaint was filed in that consolidated action, which plaintiffs corrected in limited respects on October 22, 2002. The corrected consolidated amended complaint named the Company, as well as its former President and Chief Executive Officer, Dr. Samuel D. Waksal, its former Chief Scientific Officer and then-President and Chief Executive Officer, Dr. Harlan W. Waksal, its former director and then-Chairman of the Board of Directors, Robert
F. Goldhammer, current or former directors Richard Barth, David Kies, Paul Kopperl, John Mendelsohn and William Miller, its former General Counsel, John Landes, and its Vice President for Marketing and Sales, Ronald Martell, as defendants. The complaint asserted claims for securities fraud under sections 10(b), 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, on behalf of a purported class of persons who purchased the Company's publicly traded securities between March 27, 2001 and January 25, 2002. The complaint also asserted claims against Dr. Samuel D. Waksal under section 20A of the Exchange

                          IMCLONE SYSTEMS INCORPORATED

Act on behalf of a separate purported sub-class of purchasers of the Company's securities between December 27, 2001 and December 28, 2001. The complaint generally alleged that various public statements made by or on behalf of the Company or the other defendants during 2001 and early 2002 regarding the prospects for FDA approval of ERBITUX were false or misleading when made, that the individual defendants were allegedly aware of material non-public information regarding the actual prospects for ERBITUX at the time that they engaged in transactions in the Company's common stock and that members of the purported stockholder class suffered damages when the market price of the Company's common stock declined following disclosure of the information that allegedly had not been previously disclosed. The complaint sought to proceed on behalf of the alleged class described above, sought monetary damages in an unspecified amount and seeks recovery of plaintiffs' costs and attorneys' fees. On November 25, 2002, all defendants other than Dr. Samuel D. Waksal filed a motion to dismiss the complaint for failure to state a claim. On June 3, 2003, the court granted that motion in part, dismissing the complaint as to defendants Messrs. Goldhammer, Barth, Kies, Kopperl, Landes, Martell, Mendelsohn and Miller, but not dismissing it as to the Company and Dr. Harlan W. Waksal. The Company, Dr. Harlan W. Waksal and Dr. Samuel D. Waksal each filed an answer to the complaint on June 27, 2003. On July 31, 2003 plaintiffs filed a motion for class certification. The Company has until November 21, 2003 to oppose class certification. Document discovery is ongoing in the action.

     Separately, on September 17, 2002, an individual purchaser of the Company's common stock filed an action on his own behalf asserting claims against the Company, Dr. Samuel D. Waksal and Dr. Harlan W. Waksal under sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5. That action is styled Flynn v. ImClone Systems Incorporated, et al., No. 02 Civ. 7499 and, in contrast to the Irvine case discussed above, this case was not filed against any of the Company's outside directors. In this case, plaintiff alleges that he purchased shares on various dates in late 2001, that various public statements made by the Company or the other defendants during 2001 regarding the prospects for FDA approval of ERBITUX were false or misleading when made and that plaintiff relied on such allegedly false and misleading information in making his purchases. Plaintiff seeks compensatory damages of not less than $180,000 and punitive damages of $5,000,000, together with interest, costs and attorneys' fees. On November 25, 2002, both defendants other than Dr. Samuel D. Waksal filed a motion to dismiss the complaint for failure to state a claim. On June 3, 2003, the court denied that motion. Discovery has commenced in the action.

     Beginning on January 13, 2002, and continuing thereafter, nine separate purported shareholder derivative actions were filed against members of the Company's board of directors, certain of its present and former officers, and the Company, as nominal defendant, among others, advancing claims based on allegations similar to the allegations in the federal securities class action complaints. Four of these derivative cases were filed in the Delaware Court of Chancery and have been consolidated in that court under the caption In re ImClone Systems Incorporated Derivative Litigation, Cons. C.A. No. 19341-NC. Three of these derivative actions were filed in New York State Supreme Court in Manhattan, (styled Boghosian v. Barth, et al., Index No. 100759/02, Johnson v. Barth, et al. Index No. 601304/02, and Henshall v. Bodnar, et al., Index No. 603121/02) and have been consolidated under the caption In re ImClone Systems, Inc. Shareholder Derivative Litigation, Index No. 02-100759. All of these state court actions have been stayed in deference to the proceeding in the U.S. District Court for the Southern District of New York. Two purported derivative actions, Lefanto v. Waksal, et al., No. 02 Civ. 0163 (RO) and Forbes v. Barth, et al., No. 02 Civ. 1400 (RO), have been filed in the U.S. District Court for the Southern District of New York and have been consolidated under the caption In re ImClone Systems, Inc. Shareholder Derivative Litigation, Master File No. 02-CV-163 (RO). A supplemental verified consolidated amended derivative complaint in these federal actions was filed on August 8, 2003. It asserts, purportedly on behalf the Company, claims for breach of fiduciary duty by certain current and former members of the Company's board of directors, among others, based on allegations including that they improperly disclosed information relating to the regulatory and marketing prospects for ERBITUX and that they failed to maintain adequate controls and to exercise due care with regard to the

                          IMCLONE SYSTEMS INCORPORATED

Company's ERBITUX application to the FDA. On or before November 25, 2003, the Company and the Directors anticipate filing a motion to dismiss the supplemental verified consolidated amended derivative complaint.

     On October 8, 2003, certain mutual funds that are past or present common stockholders of BMS filed an action in New York State court asserting that they were misled into purchasing or holding their shares of BMS common stock as the result of various public statements by BMS and certain present or former officers or directors of BMS, and that the Company allegedly aided and abetted certain of these misstatements. The action is styled FSS Franklin Global Health Care Fund, et al. v. Bristol-Myers Squibb Co., et al., Index No. 603168/03. By stipulation, the time for all defendants to respond to the complaint has been extended until December 19, 2003.

     The Company intends to vigorously defend itself against the claims asserted in these actions. The Company is unable to predict the outcome of these actions at this time. Because the Company does not believe that a loss is probable, no legal reserve has been established.

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

     The Company incurred legal fees associated with these matters of approximately $1,007,000 and $2,973,000 for the three months ended September 30, 2003 and 2002, respectively, and $3,186,000 and $9,249,000 during the nine months ended September 30, 2003 and 2002, respectively. The Company has estimated and recorded a receivable totaling $2,166,000 and $5,340,000 as of September 30, 2003 and December 31, 2002, respectively, for a portion of the above mentioned legal fees that the Company believes are recoverable from its insurance carriers. This receivable is included in other current assets in the Consolidated Balance Sheets.

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

     On August 14, 2002, after the federal grand jury indictment of Dr. Samuel
D. Waksal had been issued but before Dr. Samuel D. Waksal's guilty plea to certain counts of that indictment, the Company filed an action in New York State Supreme Court seeking recovery of certain compensation, including advancement of certain defense costs, that the Company had paid to or on behalf of Dr. Samuel
D. Waksal. That action,

                          IMCLONE SYSTEMS INCORPORATED
styled ImClone Systems Incorporated v. Samuel D. Waksal, Index No. 02/602996, is in its earliest stages. On July 25, 2003, Dr. Samuel D. Waksal filed a demand for arbitration seeking to have all claims in connection with the Company's action against Dr. Samuel D. Waksal resolved in arbitration. By Order dated September 19, 2003, the Court granted Dr. Samuel D. Waksal's motion and the action was stayed pending arbitration. On September 25, 2003, Dr. Samuel D. Waksal submitted a Demand for Arbitration with the American Arbitration Association (the "AAA"), by which Dr. Samuel D. Waksal asserts claims to enforce the terms of his separation agreement, including provisions relating to advancement of legal fees, expenses, interest and indemnification, for which Dr. Samuel D. Waksal claims unspecified damages of $10 million. The Demand for Arbitration also seeks to resolve the claims that the Company asserted in the New York State Supreme Court action. On November 7, 2003, the Company filed an Answer and Counterclaims by which the Company denied Dr. Samuel D. Waksal's entitlement to advancement of legal fees, expenses and indemnification, and asserted claims seeking recovery of certain compensation, including stock options, cash payments and advancement of certain defense costs that the Company had paid to or on behalf of Dr. Samuel D. Waksal. The arbitration is in its initial stages. Because the Company does not believe that a loss is probable, no legal reserve has been established.

     In October 2001, the Company entered into a sublease for a four-story building at 325 Spring Street, New York, New York, which includes between 75,000 and 100,000 square feet of usable space. The Company is currently analyzing its options with respect to this subleased space, which may or may not be designed, improved or used by the Company in the future, depending on its business needs and alternative uses. The Company expects to reach decisions and take actions regarding the use of this space before the end of 2003. The accounting impact of this decision (which may include a significant charge against earnings) is expected to be included in the fourth quarter of 2003, and is expected to reflect the Company's estimate of the anticipated eventual disposition of the space, including a potential sublease to third parties. The sublease has a term of 22 years, followed by two five-year renewal option periods. The future minimum lease payments remaining at September 30, 2003, are approximately $49,258,000 over the term of the sublease. In order to induce the sublandlord to enter into the sublease, the Company made a loan to the sublandlord in the principal amount of a $10,000,000 note receivable. The loan is secured by a leasehold mortgage on the prime lease as well as a collateral assignment of rents by the sublandlord. The loan is payable by the sublandlord over 20 years and bears interest at 5 1/2% in years one through five, 6 1/2% in years six through ten, 7 1/2% in years eleven through fifteen and 8 1/2% in years sixteen through twenty. In addition, the Company paid the owner a consent fee in the amount of $500,000.

     In January 2003, New York State notified the Company that it was liable for the New York State and City income taxes that were not withheld because one or more of the Company's employees who exercised certain non-qualified stock options in 1999 and 2000 failed to pay New York State and City income taxes for those years. On March 13, 2003, the Company entered into a closing agreement with New York State, paying $4,500,000 to settle the matter. The Company promptly informed the IRS, the SEC and the United States Attorney's Office, responsible for the prosecution of Dr. Samuel D. Waksal, of this issue. In order to confirm whether its liability in this regard was limited to Dr. Samuel D. Waksal's failure to pay income taxes, the Company contacted current and former officers, directors and employees who had exercised non-qualified stock options in 1999 and 2000 to confirm that those individuals had satisfied their personal income tax liabilities, which payments would reduce or eliminate the Company's potential liability for failure to withhold income taxes on the exercise of non-qualified stock options. In the course of doing so, the Company became aware of another potential income and employment tax withholding liability associated with the exercise of certain warrants granted in the early years of the Company's existence that were held by certain former officers, directors and employees, including Dr. Samuel D. Waksal, John B. Landes, Dr. Harlan W. Waksal and Robert F. Goldhammer. Again, the Company promptly informed the IRS, the SEC and the United States Attorney's Office of this issue. On June 17, 2003, New York State notified the Company that, based on the issue identified above, it is continuing a previously conducted audit of the Company and is evaluating the

                          IMCLONE SYSTEMS INCORPORATED
terms of the closing agreement to determine whether or not it should be re-opened. On March 31, 2003, the Company received notification from the SEC that it was conducting an informal inquiry into both of these matters and, on April 2, 2003, the Company received a request from the SEC for the voluntary production of related documents and information. The Company is cooperating fully with this SEC inquiry and the United States Attorney's Office and is updating the applicable taxing authorities on an ongoing basis and intends to continue to do so.

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

     The Company has not recognized accruals for penalties and interest that may be imposed with respect to the withholding tax issues described in Note 4 and other related contingencies, including the period covered by the statute of limitations and the Company's determination of certain exercise dates, because it does not believe that losses from such contingencies are probable. With respect to the statute of limitations and the Company's determination of certain exercise dates, while the Company does not believe a loss is probable, there is a potential additional liability with respect to these issues that may be asserted by a taxing authority. If taxing authorities assert such issues and prevail related to these withholding tax issues and other related contingencies, including penalties, the liability that could be imposed by taxing authorities would be substantial. The potential interest on the withholding tax liabilities recorded on the Consolidated Balance Sheets could be up to a maximum amount of approximately $9,200,000 at September 30, 2003. Potential additional withholding tax liability on other related contingencies amounts to approximately $11,000,000, exclusive of any interest or penalties, and excluding the amount potentially attributable to Mr. Goldhammer noted above.

     On October 28, 2003, a complaint was filed by Yeda Research and Development Company Ltd. ("Yeda") against ImClone Systems and Aventis Pharmaceuticals, Inc. in the U.S. District Court for the Southern District of New York (03 CV 8484). This action alleges and seeks that three individuals associated with Yeda should also be named as co-inventors on U.S. Patent No. 6,217,888. The Company intends to vigorously defend against the claims asserted in this action, which is in its earliest stages. The Company is unable to predict the outcome of this action at the present time. Because the Company does not believe that a loss is probable, no legal reserve has been established.

                          IMCLONE SYSTEMS INCORPORATED

(10) CERTAIN RELATED PARTY TRANSACTIONS

     In September 2001 and February 2002, the Company entered into employment agreements with six senior executive officers, including, in September 2001, then-President and Chief Executive Officer, Dr. Samuel D. Waksal, and then-Chief Operating Officer, Dr. Harlan W. Waksal. The September 2001 agreements each have three-year terms and the February 2002 agreement had a one-year term. The February 2002 agreement was amended in April 2002 and is now expired. The employment agreements provided for stated base salaries, minimum bonuses and benefits aggregating $3,765,000 annually. Dr. Samuel D. Waksal resigned and entered into a separation agreement with the Company in May 2002 and Dr. Harlan
W. Waksal was appointed President and Chief Executive Officer. Dr. Harlan W. Waksal resigned from the position of President and Chief Executive Officer and was named the Company's Chief Scientific Officer in April 2003. On July 18, 2003, Dr. Harlan W. Waksal provided the Company with notice of his termination effective July 22, 2003 in connection with his employment agreement. Pursuant to his employment agreement with the Company, Dr. Harlan W. Waksal received a lump sum payment totaling approximately $4,424,000 and is entitled to receive for defined periods of time the continuation of certain benefits including health care and life insurance coverage through July 2006, with an estimated cost of $38,000. The related expense of $4,462,000 is included in marketing, general and administrative expenses in the Consolidated Statements of Operations for the three and nine months ended September 30, 2003. In addition, all outstanding stock options held by Dr. Harlan W. Waksal, comprising options to purchase 1,000,000 shares of common stock of the Company at a per share exercise price of $50.01 that were granted on September 19, 2001, were deemed amended such that the 666,666 options that remained unvested as of the date of his resignation vested immediately on that date. The amended stock option awards can be exercised at any time until the end of the term of such awards. No compensation expense attributable to the stock options was recorded because the change in terms is in accordance with the terms of the original award and also because the fair market value of the Company's common stock was below the $50.01 exercise price on the date the option award was amended. In October 2002, the Company accepted the resignation and entered into a separation agreement with the Company's former General Counsel, John B. Landes, who held one of the aforementioned employment agreements. See Note 11 for discussion of the separation agreements.

     In August 2002 and September 2002, the Company entered into one-year agreements with two executive officers. The employment agreements provided for aggregate stated base salaries of $390,000 and are now expired.

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

(11) SEPARATION AGREEMENTS

     On May 22, 2002, the Company accepted the resignation of its then-President and Chief Executive Officer, Dr. Samuel D. Waksal. In connection with the resignation, on May 24, 2002 the Company and Dr. Samuel D. Waksal executed a separation agreement whereby Dr. Samuel D. Waksal received a lump sum payment totaling $7,000,000 and was entitled to receive for defined periods of time the continuation of certain benefits including health care and life insurance coverage with an estimated cost of $283,000. The related expense of $7,283,000 was included in Marketing, general and administrative expenses in the Consolidated Statements of Operations for the nine months ended September 30, 2002. In addition, 1,250,000 stock option awards granted to Dr. Samuel D. Waksal on September 19, 2001 which were exercisable at a per share exercise price of $50.01 and constituted all outstanding stock option awards held by Dr. Samuel D. Waksal,

                          IMCLONE SYSTEMS INCORPORATED
were deemed amended such that the unvested portion vested immediately as of the date of termination. The amended stock option awards can be exercised at any time until the end of the term of such awards. No compensation expense was recorded because the fair market value of the Company's common stock was below the $50.01 exercise price on the date the option award was amended. On August 7, 2002, a federal grand jury indicted Dr. Samuel D. Waksal. The Company has learned that Dr. Samuel D. Waksal, in contravention of Company policy, directed the destruction of certain of his personal records that were, or could be perceived to be relevant to the pending government investigations. Accordingly, on August 14, 2002, after the federal grand jury indictment of Dr. Samuel D. Waksal had been issued but before Dr. Samuel D. Waksal's guilty plea to certain counts of that indictment, the Company filed an action in New York State Supreme Court seeking recovery of certain compensation, including advancement of certain defense costs, that the Company had paid to or on behalf of Dr. Samuel D. Waksal. That action, styled ImClone Systems Incorporated v. Samuel D. Waksal, Index No. 02/602996, is in its earliest stages. On July 25, 2003, Dr. Samuel D. Waksal filed a demand for arbitration seeking to have all claims in connection with the Company's action against Dr. Samuel D. Waksal resolved in arbitration. By Order dated September 19, 2003, the Court granted Dr. Samuel D. Waksal's motion and the action was stayed pending arbitration. On September 25, 2003, Dr. Samuel D. Waksal submitted a Demand for Arbitration with the American Arbitration Association (the "AAA"), by which Dr. Samuel D. Waksal asserts claims to enforce the terms of his separation agreement, including provisions relating to advancement of legal fees, expenses, interest and indemnification, for which Dr. Samuel D. Waksal claims unspecified damages of $10 million. The Demand for Arbitration also seeks to resolve the claims that the Company asserted in the New York State Supreme Court action. On November 7, 2003, the Company filed an Answer and Counterclaims by which the Company denied Dr. Samuel
D. Waksal's entitlement to advancement of legal fees, expenses and indemnification, and asserted claims seeking recovery of certain compensation, including stock options, cash payments and advancement of certain defense costs that the Company had paid to or on behalf of Dr. Samuel D. Waksal. The arbitration is in its initial stages.

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

(12) 2002 STOCK OPTION PLAN

     In June 2002, the shareholders approved and the Company adopted the 2002 Stock Option Plan. The plan provides for the granting of both incentive stock options and non-qualified stock options to purchase 3,300,000 shares of the Company's common stock to employees, directors, consultants and advisors of the Company. Options granted under the plan generally vest over one to five year periods and, unless earlier terminated, expire ten years from the date of grant. Incentive stock options granted under the 2002 stock option plan may not exceed 825,000 shares of common stock, may not be granted at a price less than the fair market value of the stock at the date of grant and may not be granted to non-employees.

     In September 2003, the shareholders approved an amendment to the plan that increased the maximum total number of shares of common stock currently available for grant of options under the plan from 3,300,000 shares to 6,600,000 shares, and increased the number of shares of common stock with respect to which incentive stock options may be granted under the plan from 825,000 shares to 1,650,000 shares.

(13) ANNUAL INCENTIVE PLAN

     In September 2003, the shareholders approved and the Company adopted the Annual Incentive Plan. The plan permits the Compensation Committee to grant performance awards based upon pre-established performance goals to executives of the Company and its subsidiaries selected by the Compensation

                          IMCLONE SYSTEMS INCORPORATED

Committee, whether or not such executives, at the time of grant, are subject to the limit on deductible compensation under Section 162(m) of the Internal Revenue Code. The Annual Incentive Plan became effective as of January 1, 2003.

(14) EMPLOYEE BENEFIT PLAN

     All employees of the Company who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan. The 401(k) plan allows eligible employees to defer up to 25 percent of their annual compensation, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. Under the 401(k) plan, the Company, at management's discretion, may match employee contributions and/or make discretionary contributions. Neither the employee contributions nor voluntary matching contributions are invested in the Company's securities. Total expense incurred by the Company was $83,000 and $66,000 for the three months ended September 30, 2003 and 2002, respectively, and $299,000 and $244,000 for the nine months ended September 30, 2003 and 2002, respectively.

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

     Payments received under the development, promotion, distribution and supply agreement (the "Commercial Agreement") dated September 19, 2001 and as amended on March 5, 2002 with Bristol-Myers Squibb Company ("BMS") and E.R. Squibb & Sons, L.L.C., a Delaware limited liability company and a wholly-owned subsidiary of BMS ("E.R. Squibb"), relating to ERBITUX, are being deferred and recognized as revenue based upon the actual product research and development costs incurred since September 19, 2001 to date by BMS, E.R. Squibb and ImClone Systems as a percentage of the estimated total of such costs to be incurred over the term of the agreement. Of the $400,000,000 in upfront payments we received from BMS through September 30, 2003, approximately $35,640,000 was recognized as revenue during the nine months ended September 30, 2003 and $58,802,000 from the commencement of the Commercial Agreement through September 30, 2003.

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

     Withholding Taxes -- The estimated amounts recorded in the accompanying Unaudited Consolidated Financial Statements do not include penalties and interest that may be imposed with respect to the withholding tax issues and other related contingencies described in Notes 4 and 9 to our Unaudited Consolidated Financial Statements, including the period covered by the statute of limitations and our determination of certain stock option and warrant exercise dates, because we do not believe that losses from such contingencies are probable. With respect to the statute of limitations and our determination of certain exercise dates, while we do not believe a loss is probable, there is a potential additional liability with respect to these issues that may be asserted by a taxing authority. If taxing authorities assert such issues and prevail related to these withholding tax issues and other related contingencies, including penalties, the liability which could be imposed by taxing authorities would be substantial. The potential interest on the withholding tax liabilities recorded on our Consolidated Balance Sheet could be up to a maximum amount of $9,200,000 at

September 30, 2003. Potential additional withholding tax liability on other related contingencies amount to approximately $11,000,000, exclusive of any interest or penalties, and excluding the amount potentially attributable to Mr. Goldhammer as discussed in Note 9 to the Unaudited Consolidated Financial Statements.

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

     Manufacturing Contracts -- As summarized under "Contract Manufacturing Services," Note 3 to the Unaudited Consolidated Financial Statements, we have entered into certain development and manufacturing services agreements with Lonza Biologics plc ("Lonza") for the clinical and commercial production of ERBITUX. All commitments under these agreements were completed during the nine months ended September 30, 2003.

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

RESULTS OF OPERATIONS

  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

  Revenues

     Revenues for the nine months ended September 30, 2003 and 2002 were $61,029,000 and $45,150,000, respectively, an increase of $15,879,000, or 35% in
2003. Revenues for the nine months ended September 30, 2003 primarily included $35,640,000 in license fee revenue and $15,819,000 in collaborative agreement revenue from our amended ERBITUX Commercial Agreement with BMS and its wholly-owned subsidiary, E.R. Squibb. The collaborative agreement revenue represents the fully burdened manufacturing cost of ERBITUX supplied for or used in clinical trials and certain research and development and marketing expenses that have been incurred by us and are reimbursable by BMS as provided for in the amended Commercial Agreement. License fee revenue from payments under this agreement (of which $60,000,000 was received on March 5, 2003, $140,000,000 was received in March 2002 and $200,000,000 was received in September 2001) is being recognized over the product research and development life of ERBITUX. An additional $250,000,000 is payable by BMS upon receipt of marketing approval from the FDA with respect to an initial indication for ERBITUX and $250,000,000 is payable upon receipt of marketing approval from the FDA with respect to a second indication for ERBITUX. All such payments are non-refundable and non-creditable. In addition, revenues for the nine months ended September 30, 2003 included $8,661,000 in collaborative agreement revenue from our ERBITUX development and license agreement with Merck KGaA and $167,000 of the $4,000,000 up-front payment received upon entering into this agreement with Merck KGaA. This revenue is being recognized ratably over the anticipated life of the agreement. Revenues for the nine months ended September 30, 2003 also included $514,000 in royalty revenue from our strategic corporate alliance with Abbott Laboratories ("Abbott") in diagnostics. Finally, revenues for the nine months ended September 30, 2003 included $122,000 in license fee revenue and $45,000 in collaborative agreement revenue from our strategic corporate alliance with Merck KGaA for our principal cancer vaccine product candidate, BEC2.

     Revenues for the nine months ended September 30, 2002 primarily included $12,907,000 in license fee revenue and $15,769,000 in collaborative agreement revenue from our amended ERBITUX Commercial Agreement with BMS and E.R. Squibb. During the nine months ended September 30, 2002 the Company and BMS agreed that certain ERBITUX clinical trial costs incurred by the Company but billed to BMS under the Commercial Agreement would in fact be borne by the Company due to such trials' non-registrational nature. This resulted in the issuance of credit memos to BMS during the nine months ended September 30, 2002 totaling approximately $2,949,000, which ultimately reduced collaborative agreement revenue and license fee revenue. Revenues for the nine months ended September 30, 2002 also included $14,636,000 in collaborative agreement revenue from our ERBITUX development and license agreement with Merck KGaA and $167,000 of the $4,000,000 up-front payment received upon entering into this agreement with Merck KGaA. In addition, revenues for the nine months ended September 30, 2002 included $1,308,000 in royalty revenue from our strategic corporate alliance with Abbott in diagnostics. Finally, revenues for the nine months ended September 30, 2002 included $122,000 in license fee revenue and $181,000 in collaborative agreement revenue from our strategic corporate alliance with Merck KGaA for our principal cancer vaccine product candidate, BEC2.

  Operating Expenses

     Total operating expenses for the nine months ended September 30, 2003 and 2002 were $144,745,000 and $162,101,000, respectively, a decrease of $17,356,000, or 11% in 2003. Operating expenses for the nine months ended September 30, 2003 included a recovery of a $3,384,000 asset write-down and elimination of the related liability related to the withholding tax liability attributable to our former General Counsel, John B. Landes, who represented to the Company that he has paid the taxes relating to this liability. Operating expenses for the nine months ended September 30, 2002 included $2,250,000 in legal and other advisor fees associated with completing the amendment of the Commercial Agreement with BMS and E.R. Squibb and $3,384,000 to reflect the write-down of the withholding tax asset attributable to John B. Landes.

  Operating Expenses: Research and Development

     Research and development expenses for the nine months ended September 30, 2003 and 2002 were $117,212,000 and $119,449,000, respectively, a decrease of
$2,237,000 or 2% in 2003. Research and development expenses for the nine months ended September 30, 2003 and 2002, as a percentage of total operating expenses, excluding the legal and other advisor fee associated with the amended Commercial Agreement, the recovery of the John B. Landes asset write-down and elimination of the related liability, the write-down of withholding tax assets and the Industrial Development Revenue Bonds tax expense, were 79% and 76%, respectively. Research and development expenses include costs associated with our in-house and collaborative research programs, product and process development expenses, costs to manufacture ERBITUX and other product candidates (prior to any approval that we may obtain of a product candidate for commercial sale or committed purchase obligations of our corporate partners), quality assurance and quality control costs, and costs to conduct our clinical trials and associated regulatory activities. Research and development expenses include costs that are reimbursable by our corporate partners. The decrease in research and development expenses for the nine months ended September 30, 2003 was primarily attributable to $23,189,000 that was incurred in the nine months ended September 30, 2003, compared to $34,928,000 in the nine months ended September 30, 2002 due to the completion of the agreement with Lonza during the three months ended June 30, 2003. The decrease was partially offset by the increased expenditures in (1) the functional areas of clinical and regulatory associated with ERBITUX (2) increased expenditures associated with discovery research and
(3) increased costs associated with the full-scale production of our Single Product Facility. We expect research and development costs to increase in future periods as we continue to manufacture ERBITUX prior to any approval of the product that we may obtain for commercial use or until we receive committed purchase obligations of our corporate partners. In the event of such approval or committed purchase obligations from our corporate partners, the subsequent costs associated with manufacturing ERBITUX for supply to our corporate partners for commercial use will be included in inventory and expensed as cost of goods sold at the time of sale. We expect research and development costs associated with discovery research and product development also to continue to increase in future periods.

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

     In light of the factors mentioned above, we consider the active management and development of our clinical pipeline to be crucial to the long-term success of the Company. As described in Part I of our December 31, 2002 annual report on Form 10-K, we currently have three candidates in clinical development, including our most advanced candidate, ERBITUX. Due to the inherent risks associated with candidate discovery and development, as well as the regulatory approval process, we, by necessity, manage our overall research, development and in-licensing efforts in a manner designed to generate new clinical candidates into development.

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

  Operating Expenses: Marketing, General and Administrative

     Marketing, general and administrative expenses include marketing and administrative personnel costs, including related facility costs, additional costs to develop internal marketing and sales capabilities, costs to pursue arrangements with strategic corporate partners and technology licensors, and expenses associated with applying for patent protection for our technology and products. Marketing, general and administrative expenses also include amounts reimbursable from our corporate partners. Marketing, general and administrative expenses for the nine months ended September 30, 2003 and 2002 were $30,852,000 and $36,943,000, respectively, a decrease of $6,091,000, or 16% in 2003. The decrease in marketing, general and administrative expenses primarily resulted from the second quarter 2002 separation compensation and other post-employment benefits of $7,283,000, associated with the resignation of our former President and Chief Executive Officer, Dr. Samuel D. Waksal. In addition, during April 2003, BMS paid us $3,250,000, which represented the refund of a previously written-off deposit related to the exclusive right to negotiate a long-term supply agreement with Lonza. This amount was recognized as a reduction to marketing, general and administrative expenses in the nine months ended September 30, 2003. This decrease was partially offset by increased legal and accounting expenses relating to the withholding tax matters discussed in Note 4 to the Unaudited Consolidated Financial Statements and a $4,189,000 expense related to an employment agreement with Dr. Harlan W. Waksal. Other than the legal and accounting expenses and the employment agreement expense discussed above, we expect marketing, general and administrative expenses to increase in future periods to support our continued commercialization efforts for ERBITUX.

  Operating Expenses: (Recovery) Write-down of Withholding Tax Assets

     During the nine months ended September 30, 2003, we recognized the recovery of the previous write-down of the withholding tax asset and the elimination of the withholding tax liability of $3,384,000 attributable to the exercise of warrants by our former General Counsel, John B. Landes, because Mr. Landes has represented to us that he has paid the taxes related to this liability. The write-down of withholding tax assets for the nine months ended September 30, 2002 was $3,384,000 to reflect the write-down of the asset attributable to Mr. Landes.

  Operating Expenses: Industrial Development Revenue Bonds Tax Expense

     In April 2003, we discovered that we were in breach of tax covenants in our 1990 IDA Bonds. We therefore recorded additional tax expense of $65,000 and $75,000 for the nine months ended September 30, 2003 and 2002, respectively, to account for any liability relating to the 1990 IDA Bonds.

  Interest Income, Interest Expense and Other (Income) Expense

     Interest income was $3,580,000 for the nine months ended September 30, 2003 compared with $7,427,000 for the nine months ended September 30, 2002, a decrease of $3,847,000, or 52% in 2003. The decrease was primarily attributable to a decrease in the average monthly balance and a decrease in interest rates associated with our portfolio of debt securities.

     Interest expense was $7,000,000 and $10,003,000 for the nine months ended September 30, 2003 and 2002, respectively, a decrease of $3,003,000 or 30% in 2003. The overall decrease in interest expense from the nine months ended September 30, 2002 to 2003 was primarily attributable to an increase in the amount of interest capitalized during the construction of our Multiple Product Facility in Branchburg, New Jersey, from $1,441,000 to $4,434,000. Interest expense for both periods included (1) interest on the 5 1/2% convertible subordinated notes due March 1, 2005 (the "Convertible Subordinated Notes") issued in February 2000, (2) interest on financing our corporate insurance and
(3) interest recorded on various capital lease obligations under a 1998 financing agreement with Finova Technology Finance, Inc. ("Finova") and with GE Capital Leasing.

     We recorded gains on securities available for sale of $1,314,000 and $1,500,000 for the nine months ended September 30, 2003 and 2002, respectively.

  Provision for Income Taxes

     Income taxes of $337,000 and $550,000 for the nine months ended September 30, 2003 and 2002, respectively, are the result of various tax law changes in the State of New Jersey, one of which is the establishment of the Alternative Minimum Assessment tax to which we are subject.

  Net Losses

     We had a net loss of $86,159,000, or $1.16 per share, for the nine months ended September 30, 2003, compared with a net loss of $118,577,000, or $1.62 per share, for the nine months ended September 30, 2002. The decrease in the net loss and net loss per share to common stockholders was due to the factors noted above.

  THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

  Revenues

     Revenues for the three months ended September 30, 2003 and 2002 were $23,583,000 and $15,034,000, respectively, an increase of $8,549,000, or 57% in
2003. Revenues for the three months ended September 30, 2003 primarily included $13,811,000 in license fee revenue and $5,387,000 in collaborative agreement revenue from our amended ERBITUX Commercial Agreement with BMS and its wholly-owned subsidiary, E.R. Squibb. The collaborative agreement revenue represents the fully burdened manufacturing cost of ERBITUX supplied for or used in clinical trials and certain research and development and marketing expenses that have been incurred by us and are reimbursable by BMS as provided for in the amended Commercial Agreement. License fee revenue from payments under this agreement (of which $60,000,000 was received on March 5, 2003, $140,000,000 was received in March 2002 and $200,000,000 was received in September 2001) is being recognized over the product research and development life of ERBITUX. All such payments are non-refundable and non-creditable. In addition, revenues for the three months ended September 30, 2003 included $4,041,000 in collaborative agreement revenue from our ERBITUX development and license agreement with Merck KGaA and $56,000 of the $4,000,000 up-front payment received upon entering into this agreement with Merck KGaA. This revenue is being recognized ratably over the anticipated life of the agreement. Revenues for the three months ended September 30, 2003 also included $212,000 in royalty revenue from our strategic corporate alliance with Abbott in diagnostics. Finally, revenues for the quarter ended September 30, 2003 included $41,000 in license fee revenue and $33,000 in collaborative agreement revenue from our strategic corporate alliance with Merck KGaA for our principal cancer vaccine product candidate, BEC2.

     Revenues for the three months ended September 30, 2002 primarily included $4,841,000 in license fee revenue and $7,248,000 in collaborative agreement revenue from our amended ERBITUX Commercial Agreement with BMS and E.R. Squibb. Revenues for the three months ended September 30, 2002 also included $2,141,000 in collaborative agreement revenue from our ERBITUX development and license agreement with Merck KGaA and $56,000 of the $4,000,000 up-front payment received upon entering into this agreement with Merck KGaA. In addition, revenues for the three months ended September 30, 2002 included $620,000 in royalty revenue from our strategic corporate alliance with Abbott in diagnostics. Finally, revenues for the quarter ended September 30, 2002 included $41,000 in license fee revenue and $27,000 in collaborative agreement revenue from our strategic corporate alliance with Merck KGaA for our principal cancer vaccine product candidate, BEC2.

  Operating Expenses

     Total operating expenses for the three months ended September 30, 2003 and 2002 were $39,146,000 and $55,870,000, respectively, a decrease of $16,724,000, or 30% in 2003. Operating expenses for the three months ended September 30, 2003 included a recovery of a $3,384,000 asset write-down and elimination of the related liability related to the withholding tax liability attributable to our former General Counsel, John B. Landes, who represented to the Company that he has paid the taxes relating to this liability.

  Operating Expenses: Research and Development

     Research and development expenses for the three months ended September 30, 2003 and 2002 were $28,780,000 and $43,504,000, respectively, a decrease of $14,724,000 or 34% in 2003. Research and development expenses for the three months ended September 30, 2003 and 2002, as a percentage of total operating expenses, excluding the recovery of the John B. Landes asset write-down and the elimination of the related liability, and the Industrial Development Revenue Bonds tax expense, were 68% and 78%, respectively. Research and development expenses include costs associated with our in-house and collaborative research programs, product and process development expenses, costs to manufacture ERBITUX and other product candidates (prior to any approval that we may obtain of a product candidate for commercial sale or committed purchase obligations of our corporate partners), quality assurance and quality control costs, and costs to conduct our clinical trials and associated regulatory activities. Research and development expenses include costs that are reimbursable by our corporate partners. The decrease in research and development expenses for the three months ended September 30, 2003 was primarily attributable to the fact that no costs were incurred in the three months ended September 30, 2003, as compared to $16,753,000 of costs incurred in the three months ended September 30, 2002, related to the agreement with Lonza which ended during the three months ended June 30, 2003. The decrease was partially offset by the increased expenditures in (1) the functional areas of clinical and regulatory associated with ERBITUX and (2) increased expenditures associated with discovery research. We expect research and development costs to increase in future periods as we continue to manufacture ERBITUX prior to any approval of the product that we may obtain for commercial use or until we receive committed purchase obligations of our corporate partners. In the event of such approval or committed purchase obligations from our corporate partners, the subsequent costs associated with manufacturing ERBITUX for supply to our corporate partners for commercial use will be included in inventory and expensed as cost of goods sold at the time of sale. We expect research and development costs associated with discovery research and product development also to continue to increase in future periods.

  Operating Expenses: Marketing, General and Administrative

     Marketing, general and administrative expenses include marketing and administrative personnel costs, including related facility costs, additional costs to develop internal marketing and sales capabilities, costs to pursue arrangements with strategic corporate partners and technology licensors, and expenses associated with applying for patent protection for our technology and products. Marketing, general and administrative expenses also include amounts reimbursable from our corporate partners. Marketing, general and administrative expenses for the three months ended September 30, 2003 and 2002 were $13,750,000 and $12,341,000, respectively, a increase of $1,409,000, or 11% in 2003. The increase in marketing, general and administrative expenses primarily resulted from a $4,189,000 expense related to an employment agreement with Dr. Harlan W. Waksal. This increase was partially offset by decreased expenses relating to legal expenses associated with the pending class action lawsuits, shareholder derivative lawsuits and investigations by the SEC, the Subcommittee on Oversight and Investigation of the U.S. House of Representatives Committee on Energy and Commerce and the U.S. Department of Justice and the write-off of an expired negotiating right with Lonza in 2002. Other than the legal and accounting expenses and the employment agreement expense discussed above, we expect Marketing, general and administrative expenses to increase in future periods to support our continued commercialization efforts for ERBITUX.

  Operating Expenses: (Recovery) Write-down of Withholding Tax Assets

     During the three months ended September 30, 2003, we recognized the recovery of the previous write-down of the withholding tax asset and the elimination of the withholding tax liability of $3,384,000 attributable to our former General Counsel, John B. Landes, due to his representation that he had paid the taxes related to this liability.

  Operating Expenses: Industrial Development Revenue Bonds Tax Expense

     In April 2003, we discovered that we were in breach of tax covenants in our 1990 IDA Bonds. We therefore recorded additional tax expense of $25,000 for the three months ended September 30, 2002, to account for any liability relating to the 1990 IDA Bonds.

  Interest Income, Interest Expense and Other (Income) Expense

     Interest income was $897,000 for the three months ended September 30, 2003 compared with $2,259,000 for the three months ended September 30, 2002, a decrease of $1,362,000, or 60% in 2003. The decrease was primarily attributable to a decrease in the average monthly balance and a decrease in interest rates associated with our portfolio of debt securities.

     Interest expense was $2,240,000 and $3,162,000 for the three months ended September 30, 2003 and 2002, respectively, a decrease of $922,000 or 29% in 2003. The overall decrease in interest expense from the three months ended September 30, 2002 to 2003 was primarily attributable to an increase in the amount of interest capitalized during the construction of our Multiple Product Facility in Branchburg, New Jersey, from $660,000 to $1,535,000 and we did not have any interest expense related to the 1990 IDA Bonds in the three months ended September 30, 2003 because the bonds were redeemed on June 30, 2003. Interest expense for both periods included (1) interest on the 5 1/2% convertible subordinated notes due March 1, 2005 (the "Convertible Subordinated Notes") issued in February 2000, (2) interest on financing our corporate insurance and (3) interest recorded on various capital lease obligations under a 1998 financing agreement with Finova and with GE Capital Leasing.

     We recorded gains on securities available for sale of $509,000 and $264,000 for the three months ended September 30, 2003 and 2002, respectively.

  Provision for Income Taxes

     Income taxes of $123,000 and $550,000 for the three months ended September 30, 2003 and 2002, respectively, are the result of various tax law changes in the State of New Jersey, one of which is the establishment of the Alternative Minimum Assessment tax to which we are subject.

  Net Losses

     We had a net loss of $16,520,000, or $0.22 per share, for the three months ended September 30, 2003, compared with a net loss of $42,025,000, or $0.57 per share, for the three months ended September 30, 2002. The decrease in the net loss and net loss per share to common stockholders was due to the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2003, our principal sources of liquidity consisted of cash and cash equivalents and securities available for sale of approximately $138,000,000. From our inception on April 26, 1984 through September 30, 2003, we have financed our operations primarily through the following means:

     - Public and private sales of equity securities and convertible notes in financing transactions have raised approximately $492,652,000 in net proceeds.

     - We have earned approximately $215,480,000 from license fees, contract research and development fees, reimbursements from our corporate partners and royalties from collaborative partners. Additionally, we have approximately $349,214,000 in deferred revenue related primarily to up-front payments received from our amended Commercial Agreement for ERBITUX with BMS, our ERBITUX development and license agreement with Merck KGaA and our BEC2 development and commercialization agreement with Merck KGaA. These amounts are being recognized as revenue during the terms of the respective agreements.

     - We have earned approximately $59,995,000 in interest income.

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

     In September 2001, we entered into the ERBITUX Commercial Agreement with BMS and E.R. Squibb, pursuant to which, among other things, together with E.R. Squibb we are (a) co-developing and co-promoting ERBITUX in the United States and Canada, and (b) co-developing ERBITUX (either together or co-exclusively with Merck KGaA) in Japan. The Commercial Agreement was amended on March 5, 2002 to change certain economics of the agreement and has expanded the clinical and strategic roles of BMS in the ERBITUX development program. Pursuant to the amended Commercial Agreement, we can receive up-front and milestone payments totaling $900,000,000 in the aggregate, of which $200,000,000 was received upon the signing of the agreement. The remaining $700,000,000 in payments comprises $140,000,000 paid on March 7, 2002, $60,000,000 paid on March 5, 2003,
$250,000,000 payable upon receipt of marketing approval from the FDA with respect to an initial indication for ERBITUX and $250,000,000 payable upon receipt of marketing approval from the FDA with respect to a second indication for ERBITUX. All such payments are non-refundable and non-creditable. Except for our expenses incurred pursuant to the co-promotion option that we have exercised, E.R. Squibb is responsible for 100% of the distribution, sales and marketing costs in the United States and Canada, and E.R. Squibb and the Company, each will be responsible for 50% of the distribution, sales, marketing costs and other related costs and expenses in Japan. The Commercial Agreement provides that E.R. Squibb shall pay us distribution fees based on a percentage of annual sales of ERBITUX by E.R. Squibb in the United States and Canada. The distribution fee is 39% of net sales in the United States and Canada. The Commercial Agreement also provides that the distribution fees for the sale of ERBITUX in Japan by E.R. Squibb or us shall be equal to 50% of operating profit or loss with respect to such sales for any calendar month. In the event of an operating profit, E.R. Squibb will pay us the amount of such distribution fee, and in the event of an operating loss, we will credit E.R. Squibb the amount of such distribution fee. The Commercial Agreement provides that we will be responsible for the manufacture and supply of all requirements of ERBITUX in bulk form for clinical and commercial use in the United States, Canada and Japan and that E.R. Squibb will purchase all of its requirements of ERBITUX in bulk form for commercial use from us. We will supply ERBITUX for clinical use at our fully burdened manufacturing cost, and will supply ERBITUX for commercial use at our fully burdened manufacturing cost plus a mark-up of 10%. In addition to the up-front and milestone payments, distribution fees for the United States, Canada and Japan and the 10% mark-up on the commercial supply of ERBITUX, E.R. Squibb is also responsible for 100% of the cost of all clinical studies other than those studies undertaken post-launch, which are not pursuant to an IND (e.g., Phase IV studies), the cost of which will be shared equally between E.R. Squibb and ImClone Systems. As between E.R. Squibb and the Company, each will be responsible for 50% of the cost of all clinical studies in Japan. We have also agreed, and may agree in the future, to share with E.R. Squibb, on terms other than the foregoing, costs of clinical trials that we believe are not potentially registrational but should be undertaken prior to launch in the United States, Canada or Japan. We have incurred $5,346,000 during the nine months ended September 30, 2003, pursuant to such cost sharing. We have also incurred $80,000 during the nine months ended September 30, 2003, related to the agreement with respect to development in Japan.

     In February 2000, we completed a private placement of $240,000,000 in 5 1/2% convertible subordinated notes due March 1, 2005. We received net proceeds of approximately $231,500,000, after deducting expenses associated with the offering. Accrued interest on the notes was approximately $1,100,000 and $4,400,000 at September 30, 2003 and December 31, 2002, respectively. A holder may convert all or a portion of a note into common stock at any time on or before March 1, 2005 at a conversion price of $55.09 per share, subject to adjustment under certain circumstances. On or after March 6, 2003, we may redeem some or all of the notes at specified redemption prices.

     On May 2, 2003, we informed the trustee for the Convertible Subordinated Notes of our withholding tax issues, as discussed in Note 4, and the delay in filing our Form 10-K for the year ended December 31, 2002, as discussed in Note 1, and of our intention to satisfy our tax liabilities upon completion of discussions with the relevant taxing authorities. We filed our Form 10-K on June 23, 2003. The indenture for the Convertible Subordinated Notes includes covenants requiring us to timely pay taxes and timely make filings under the Securities Exchange Act of 1934. Under the indenture, there can be no acceleration of payment of the notes until we receive a notice of default from the trustee or a specified percentage of the note holders and a 60-day grace period lapses without the default being cured. We have not received any such notice. If, at some point in the future, we were to receive such a notice and if it was determined at that time that we were not in compliance with applicable covenants, we intend to and believe we would be able to cure such non-compliance within the 60-day grace period.

     In September 2000, we entered into a three-year commercial manufacturing services agreement with Lonza relating to ERBITUX. This agreement was amended in June 2001, September 2001 and August 2003 to include additional services and to potentially extend the term of the agreement. As of September 30, 2003, we incurred approximately $85,022,000 for services provided under the commercial manufacturing services agreement. Lonza manufactured ERBITUX at the 5,000-liter scale under cGMP. The costs associated with this agreement are included in research and development expenses when incurred and will continue to be so classified until such time as ERBITUX may be approved for sale or until we obtain obligations from our corporate partners for commercial supply of such product. In the event of such approval or obligations from our corporate partners, the subsequent costs associated with manufacturing ERBITUX for commercial sale will be included in inventory and expensed as cost of goods sold at the time of sale. At September 30, 2003, there are no remaining future commitments under this agreement, but an August 2003 amendment to the agreement allows for potential manufacture of a limited number of additional batches.

     In December 2001, we entered into an agreement with Lonza to manufacture ERBITUX at the 2,000-liter scale for use in clinical trials by Merck KGaA. We had incurred approximately $7,183,000 for services provided under this agreement. During 2002, Merck KGaA reimbursed the Company this entire obligation. At September 30, 2003, there are no remaining future commitments under this agreement.

     On January 2, 2002, we executed a letter of intent with Lonza to enter into a long-term supply agreement. The long-term supply agreement would apply to a large scale manufacturing facility that Lonza is constructing, which would be able to produce ERBITUX in 20,000-liter batches. We paid Lonza $3,250,000 upon execution of the letter of intent for the exclusive right to negotiate a long-term supply agreement for a portion of the facility's manufacturing capacity. In September 2002, we wrote-off the deposit because the exclusive negotiation period ended on September 30, 2002. The $3,250,000 is included in marketing, general and administrative expenses in the Consolidated Statement of Operations for the year ended December 31, 2002. In light of the assistance we provided to BMS with respect to preserving and then relinquishing the manufacturing capacity described above, BMS paid us $3,250,000 in April 2003 and this amount is recognized as a reduction to marketing, general and administrative expenses in the nine months ended September 30, 2003.

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

     In December 1998, we entered into a development and license agreement with Merck KGaA with respect to ERBITUX. In exchange for granting Merck KGaA exclusive rights to market ERBITUX outside of the United States and Canada and co-exclusive development rights in Japan, we received $30,000,000 through September 30, 2003, in up-front cash fees and early cash payments based on the achievement of defined milestones. An additional $20,000,000 has been received through September 30, 2003, based upon the achievement of further milestones for which Merck KGaA received equity in ImClone Systems and $10,000,000 more equity payments are possible depending upon the achievement of further defined milestones.

     The chart below details the equity milestone payments received from Merck KGaA through September 30, 2003:

                                                                    NUMBER OF
                                                   REVENUE        COMMON SHARES       PRICE PER
DATE                        AMOUNT OF MILESTONE   RECOGNIZED   ISSUED TO MERCK KGAA     SHARE
----                        -------------------   ----------   --------------------   ---------
August 2001...............      $5,000,000        $1,760,000          63,027           $79.33
May 2003*.................      $6,000,000        $       --         334,471           $17.94
June 2003*................      $3,000,000        $       --         150,007           $20.00
July 2003**...............      $3,000,000        $       --          92,276           $32.51
July 2003**...............      $3,000,000        $       --          90,944           $32.99

---------------

 * Entire amount of proceeds was recorded as a capital transaction during the second quarter of 2003.

** Entire amount of proceeds was recorded as a capital transaction during the third quarter of 2003.

     The equity interests underlying these milestone payments are priced at varying premiums to the then-market price of the common stock depending upon the timing of the achievement of the respective milestones. Merck KGaA will pay us a royalty on future sales of ERBITUX outside of the United States and Canada, if any. This agreement may be terminated by Merck KGaA in various instances, including (1) at its discretion on any date on which a milestone is achieved (in which case no milestone payment will be made), or (2) for a one-year period after first commercial sale of ERBITUX in Merck KGaA's territory, upon Merck KGaA's reasonable determination that the product is economically unfeasible (in which case Merck KGaA is entitled to a return of 50% of the cash-based up-front fees and milestone payments then paid to date, but only out of revenues received, if any, based upon a royalty rate applied to the gross profit from ERBITUX sales or a percentage of ERBITUX fees and royalties from a sublicensee on account of the sale of ERBITUX in the United States and Canada). In August 2001, ImClone Systems and Merck KGaA amended this agreement to provide, among other things, that Merck KGaA may manufacture ERBITUX for supply in its territory and may utilize a third party to do so upon ImClone Systems' reasonable acceptance. The amendment further released Merck KGaA from its obligations under the agreement relating to providing a guaranty under a $30,000,000 credit facility relating to the build-out of our Single Product Facility. In addition, the amendment provides that the companies have co-exclusive rights to develop ERBITUX in Japan, including the right to sublicense and Merck KGaA waived its right of first offer in the case of a proposed sublicense by ImClone Systems of ERBITUX in ImClone Systems' territory. In consideration for the amendment, we agreed to a reduction in royalties payable by Merck KGaA on sales of ERBITUX in Merck KGaA's territory.

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

     In June 2003, we agreed to supply a fixed quantity of ERBITUX for use in Merck KGaA's medical affairs program on different ordering and pricing terms than those provided in the binding term sheet, including prepayment by Merck KGaA for a portion of such supply.

     We had obligations under various capital leases for certain laboratory, office and computer equipment and also certain building improvements, primarily under a 1998 financing agreement with Finova. This agreement allowed us to finance the lease of equipment and make certain building and leasehold improvements to existing facilities. Each lease has a fair market value purchase option at the expiration of its 48-month term. We have entered into six individual leases under the financing agreement with an aggregate cost of $1,942,000. This financing arrangement has now expired. We have elected to exercise the fair market value purchase option on four of these leases in 2002 and two of these leases in 2003, each at the expiration of the lease term. At September 30, 2003, there are no remaining future commitments under this agreement.

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

     In October 2001, we entered into a sublease for a four-story building at 325 Spring Street, New York, New York, which includes between 75,000 and 100,000 square feet of usable space. We are currently analyzing our options with respect to this subleased space, which may or may not be designed, improved or used by us in the future, depending on our business needs and alternative uses. We expect to reach decisions and take actions regarding the use of this space before the end of 2003. The accounting impact of this decision (which may include a significant charge against earnings) is expected to be included in the fourth quarter of 2003, and is expected to reflect our estimate of the anticipated eventual disposition of the space, including a potential sublease to third parties. The sublease has a term of 22 years, followed by two five-year renewal option periods. The future minimum lease payments remaining at September 30, 2003 are approximately $49,258,000 over the term of the sublease. In order to induce the sublandlord to enter into the sublease, we made a loan to the sublandlord in the principal amount of a $10,000,000 note receivable. The loan is secured by a leasehold mortgage on the prime lease as well as a collateral assignment of rents by the sublandlord. The loan is payable by the sublandlord over 20 years and bears interest at 5 1/2% in years one through five, 6 1/2% in years six through ten, 7 1/2% in years eleven through fifteen and 8 1/2% in years sixteen through twenty. In addition, we paid the owner a consent fee in the amount of $500,000.

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

     We built an 80,000 square foot Single Product Facility adjacent to the pilot facility at 36 Chubb Way Branchburg, New Jersey. The Single Product Facility was built on a 5.7-acre parcel of land we purchased in December 1999 for approximately $700,000. The Single Product Facility contains three 10,000-liter (production volume) fermenters and is a single product facility dedicated to the clinical and commercial production of ERBITUX. The cost of the facility was approximately $53,000,000, excluding capitalized interest of approximately $1,966,000. The cost of the facility was funded from our cash reserves, consisting primarily of the proceeds from the issuance of debt and equity securities. The Single Product Facility was ready for its intended use and put in operation in July 2001 and we commenced depreciation at that time.

     We have completed detailed design plans for, and are proceeding with construction of, our Multiple Product Facility. The Multiple Product Facility will be a multi-use facility of approximately 250,000 square feet and will contain up to 10 fermenters with a total capacity of up to 110,000 liters (production volume). The facility is being built on a 7.12 acre parcel of land that we purchased in July 2000 for approximately $950,000. The cost of this facility, consisting of two completely fitted out suites and a third suite with utilities only, is expected to be approximately $260,000,000 excluding capitalized interest with anticipated mechanical completion by the end of 2005. The actual cost of the Multiple Product Facility may change depending upon various factors. We have incurred approximately $126,036,000, excluding capitalized interest of approximately $7,048,000, in conceptual design, engineering, equipment and construction costs through September 30, 2003.

     On January 31, 2002, we purchased a 7.5-acre parcel of land located adjacent to the Single Product Facility and our Multiple Product Facility at 1181 Route 202 North, Branchburg, New Jersey. The real estate included an existing 50,000 square foot building, 40,000 square feet of which is warehouse space and 10,000 square feet of which is office space. The purchase price for the property and building was approximately $7,020,000, of which approximately $1,125,000 was related to the purchase of the land and approximately $5,895,000 was related to the purchase of the building. We are using this property for warehousing and material logistics for our Branchburg campus. Extensive renovations to the 12,000 square feet of office area were completed in the first quarter of 2003 to accommodate the relocation and consolidation of Engineering, Warehousing, Logistics and Quality Assurance personnel from other campus locations. The logistics facility was ready for its intended use and put in operation during the three months ended March 31, 2003 and we commenced depreciation at that time. Interior renovations included office space, as well as the construction of a raw materials sampling laboratory, associated temperature-controlled storage locations and the addition of emergency power generation. Extensive site work at the recently occupied facility allowed for the physical connection of this location to the campus' other buildings to facilitate the use of this location as our central warehouse. The total cost to retrofit this facility was approximately $1,262,000.

     On May 20, 2002 we purchased real estate consisting of a 6.94-acre parcel of land located across the street from our Single Product Facility at 33 Chubb Way, Branchburg, New Jersey. The real estate includes an existing building with approximately 45,800 square feet of warehouse space. The purchase price for the property was approximately $4,515,000, of which approximately $1,041,000 was related to the purchase of the land and approximately $3,474,000 was related to the purchase of the building. As of March 31, 2003, we had incurred approximately $4,652,000 for the renovation and fit-out of this facility converting the 45,800 square feet of warehouse space into office space. The administration facility was ready for its intended use and put in operation in December 2002 and we commenced depreciation at that time.

     Total capital expenditures made during the nine months ended September 30, 2003, were $51,729,000 including capitalized interest of $4,434,000. Total capital expenditures included $1,647,000 related to the purchase of equipment for and leasehold improvement costs associated with our corporate office and research laboratories in our 180 Varick Street facility, $45,821,000 related to the equipment, construction management services, capitalized interest costs and construction costs for our Multiple Product Facility, $315,000 related to the purchase of equipment and capital improvements of our warehousing and material logistics facility, $455,000 related to the purchase of equipment for our administration facility, $233,000 for the purchase of equipment for our Brooklyn chemistry laboratory, $966,000 related to improving and equipping our Single

Product Facility, $771,000 related to improving and equipping our pilot plant facility, and approximately $1,518,000 for updating and upgrading our computer and telephonic software and hardware systems.

     We incurred legal fees totaling $2,708,000 and $3,040,000 for the three months ended September 30, 2003 and 2002, respectively, and $7,324,000 and $11,594,000 during the nine months ended September 30, 2003 and 2002, respectively. In addition, we have estimated and recorded a receivable totaling $2,166,000 and $5,340,000 as of September 30, 2003 and December 31, 2002,
respectively, each of which included a portion of the above-mentioned legal fees that we believe are recoverable from our insurance carriers. This receivable is included in other current assets in the consolidated balance sheets.

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

     On April 2, 2003, we received a request from the SEC for the voluntary production of documents and information relating to the above matters. We are cooperating fully with the SEC, and intend to continue to do so, while also updating the United States Attorney's Office.

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

     One of the former officers and directors to whom warrants were issued and previously treated as non-compensatory warrants is Dr. Harlan W. Waksal, the Company's former Chief Scientific Officer and previously its President and Chief Executive Officer. In June 2003, Dr. Harlan W. Waksal represented that he has paid the taxes associated with the exercise of these warrants and further agreed to indemnify the Company for any withholding taxes that may be assessed and are attributable to our failure to deduct income and payroll taxes on all warrants and options that he or his transferee have previously exercised, subject to the consent of Dr. Harlan W. Waksal, which cannot be unreasonably withheld.

     Two of the other former officers and directors to whom warrants were issued and previously treated as non-compensatory warrants are Dr. Samuel D. Waksal, and our former General Counsel, John B. Landes. We have made demands on both of these individuals to pay the taxes associated with the exercise of these warrants and certain non-qualified stock options and to indemnify us against any liability that we may incur to taxing authorities in respect of the warrants or non-qualified stock options that were previously exercised. During the three months ended September 30, 2003, Mr. Landes represented to us that he has paid the taxes associated with his exercise of these warrants. Therefore, we have eliminated the respective liability of $3,384,000 from our September 30, 2003 Consolidated Balance Sheet and have recognized a benefit of $3,384,000 as a (recovery of) write-down of withholding tax asset in the Consolidated Statements of Operations in the three and nine months ended September 30, 2003.

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

     We have not recognized accruals for penalties and interest that may be imposed with respect to the withholding tax issues described in Note 4 to the Unaudited Consolidated Financial Statements and other related contingencies, including the period covered by the statute of limitations and our determination of certain exercise dates because we do not believe that losses from such contingencies are probable. With respect to the statute of limitations and our determination of certain exercise dates, while we do not believe a loss is probable, there is a potential additional liability with respect to these issues that may be asserted by a taxing authority. If taxing authorities assert such issues and prevail related to these withholding tax issues and other related contingencies, including penalties, the liability that could be imposed by taxing authorities would be substantial. The potential interest on the withholding tax liabilities recorded on the Consolidated Balance Sheet could be up to a maximum amount of $9,200,000 at September 30, 2003. Potential additional withholding tax liability on other related contingencies amounts to approximately $11,000,000, exclusive of any interest or penalties, and excluding the amount potentially attributable to Mr. Goldhammer noted above.

     We believe that our existing cash on hand, marketable securities and amounts to which we are entitled should enable us to maintain our current and planned operations through at least September 2004. We are also entitled to reimbursement for certain marketing and research and development expenditures and certain other payments, some of which are payable contingent upon the achievement of research and development milestones. Such contingent amounts include $500,000,000 in cash-based payments under our Commercial Agreement with BMS and E.R. Squibb, as well as up to $10,000,000 in equity-based milestone payments under our ERBITUX development and license agreement with Merck KGaA and up to $18,500,000 in cash-based milestone payments under our BEC2 development agreement with Merck KGaA. There can be no assurance that we will achieve these milestones. Our future working capital and capital requirements will depend upon numerous factors, including, but not limited to:

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

     In order to fund our capital needs after September 2004, we may require significant levels of additional capital and we intend to raise the capital through additional arrangements with corporate partners, equity or debt financings, or from other sources or some combination of the foregoing. There is no assurance that we will be successful in consummating any such arrangements. If adequate funds are not available, we may be required to significantly curtail our planned operations.

     Below is a table that presents our contractual obligations and commercial commitments as of September 30, 2003: (in thousands)

                                                         PAYMENTS DUE BY YEAR(1)
                                                -----------------------------------------
                                                                                2006 AND
                                      TOTAL      2003      2004       2005     THEREAFTER
                                     --------   -------   -------   --------   ----------
Long-term debt.....................  $240,000   $    --   $    --   $240,000    $    --
Capital lease obligations including
  interest.........................        55         4        16         15         20
Operating leases...................    51,825       886     3,571      2,486     44,882
Construction commitments...........    81,111    21,471    50,590      9,050         --
                                     --------   -------   -------   --------    -------
Total contractual cash
  obligations......................  $372,991   $22,361   $54,177   $251,551    $44,902
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

NEW JERSEY STATE TAX LAW CHANGES

     In July 2002, the State of New Jersey ("NJ") enacted various income tax law changes, which are retroactive to January 1, 2002. One of the provisions of the new law is the suspension of the utilization of net operating losses for 2002 and 2003. This provision would negatively affect the Company if it generates NJ taxable income in 2003 because the Company would not be able to utilize its NJ net operating loss carryover to offset such taxable income. A second provision establishes the Alternative Minimum Assessment ("AMA"), which applies to companies like ours that currently pay no corporate business tax. This provision requires that we assess an alternate tax liability with a formula that uses either reported gross receipts or gross profits as a determining factor. We are then required to pay the greater of the regular NJ Corporation Business Tax or the AMA. The AMA tax paid is creditable and can be carried forward to reduce the income tax in future periods. We have recorded a tax provision of approximately $123,000 and $550,000 for the three months ended September 30, 2003 and 2002, respectively, and $337,000 and $550,000 for the nine months ended September 30, 2003 and 2002, respectively, associated with the NJ AMA.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     The Company considers portions of the information included in this Form 10-Q to be "forward-looking" statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Such forward-looking statements relate to, without limitation, the Company's future economic performance, plans and objectives for future operations and projections of revenue (loss) and other financial items. Forward-looking statements can be identified by the use of words such as "may," "will," "should," "expect," "anticipate," "estimate," "continue" or comparable terminology. Forward-looking statements are inherently subject to risks and uncertainties, many of which the Company cannot predict with accuracy and some of which the Company might not even anticipate. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions at the time made, it can give no assurance that its expectations will be achieved. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company assumes no obligation to update and supplement forward-looking statements that become untrue because of subsequent events.

     Important factors that may affect these expectations include, but are not limited to: the risks and uncertainties associated with completing pre-clinical and clinical trials of our compounds that demonstrate such compounds' safety and effectiveness; manufacturing losses and risks associated therewith; obtaining additional financing to support our operations; obtaining and maintaining regulatory approval for such compounds and complying with other governmental regulations applicable to our business; obtaining the raw materials necessary in the development of such compounds; consummating and maintaining collaborative arrangements with corporate partners for product development; achieving milestones under collaborative arrangements with corporate partners; developing the capacity to manufacture, market and sell our products, either directly or with collaborative partners; developing market demand for and acceptance of such products; competing effectively with other pharmaceutical and biotechnological products; obtaining adequate reimbursement from third party payers; attracting and retaining key personnel; legal costs and the duration and outcome of legal proceedings and investigations, including, but not limited to, our investigations pertaining to tax withholding issues; complying with covenants in the indenture for our Convertible Subordinated Notes; and with the terms of other contractual obligations and obtaining patent protection for discoveries and risks associated with commercial limitations imposed by patents owned or controlled by third parties. For further information on factors which could impact the Company and the statements contained in this report, see the descriptions set forth in "Management's Discussion and Analysis of Financial Condition and Results of

Operations" in this report and the "Risk Factors" section contained in our Annual Report on Form 10-K for the year ended December 31, 2002.

     On August 14, 2003, the Company submitted a Biologics License Application ("BLA") to the FDA for the approval of ERBITUX(TM) (cetuximab), in combination with irinotecan, for the treatment of patients with EGFR-expressing irinotecan-refractory metastatic colorectal cancer. At that time, the Company requested priority review of the application and accelerated approval consideration. On October 10, 2003, the FDA notified the Company that it accepted the Company's BLA for filing and review and that, as requested, the application will be reviewed for accelerated approval and has been granted priority review designation by the FDA. Based on the priority review designation, the FDA has six months from the submission date, or until February 13, 2004 to take action on the Company's BLA filing.

     We do not undertake to discuss matters relating to certain completed clinical trials, our regulatory strategies or the BLA for ERBITUX beyond those which have already been made public or discussed herein or in our Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our holdings of financial instruments comprise a mix of U.S. dollar denominated securities that may include U.S. corporate debt, foreign corporate debt, U.S. government debt, foreign government/agency guaranteed debt and commercial paper. All such instruments are classified as securities available for sale. Generally, we do not invest in portfolio equity securities, commodities, foreign exchange contacts or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in investment grade fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We invest in securities that have a range of maturity dates. Typically, those with a short-term maturity are fixed-rate, highly liquid debt instruments and those with longer-term maturities are highly liquid debt instruments with fixed interest rates or with periodic interest rate adjustments. The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of September 30, 2003:

                                                                                2008 AND
                                2003      2004      2005     2006     2007     THEREAFTER    TOTAL    FAIR VALUE
                                -----    -------    -----    -----    -----    ----------   -------   ----------
                                                     (IN THOUSANDS, EXCEPT INTEREST RATES)
Fixed Rate....................  $  --    $    --    $ --     $  --    $  --     $   327     $   327    $   352
Average Interest Rate.........     --         --      --        --       --        5.76%       5.76%        --
Variable Rate.................    411(1)  12,535(1)   --       797(1)   100(1)   84,861(1)   98,704     99,290
Average Interest Rate.........   5.50%      5.05%     --      1.33%    1.48%       2.12%       2.49%        --
                                -----    -------    -----    -----    -----     -------     -------    -------
                                $ 411    $12,535    $ --     $ 797    $ 100     $85,188     $99,031    $99,642
                                =====    =======    =====    =====    =====     =======     =======    =======

---------------

(1) These holdings consist of U.S. corporate and foreign corporate floating rate notes. Interest on the securities is adjusted monthly, quarterly or semi-annually, depending on the instrument, using prevailing interest rates. These holdings are highly liquid and we consider the potential for loss of principal to be minimal.

     Our outstanding 5 1/2% fixed rate convertible subordinated notes in the principal amount of $240,000,000 due March 1, 2005 are convertible into our common stock at a conversion price of $55.09 per share. The fair value of fixed interest rate instruments are affected by changes in interest rates and in the case of the convertible notes by changes in the price of our common stock as well. The fair value of the 5 1/2% convertible subordinated notes (which have a carrying value of $240,000,000) was approximately $238,800,000 at September 30, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES.

     Our management, with the participation of our Acting Chief Executive Officer and Acting Chief Financial Officer, has evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on such evaluation, our Acting Chief Executive Officer and Acting Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting on a timely basis, information that we are required to disclose in the reports that we file or submit under the Exchange Act.

INTERNAL CONTROL OVER FINANCIAL REPORTING.

     There has been no change in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART II.

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

A.  LITIGATION

  1.  FEDERAL SECURITIES ACTIONS

     Beginning in January 2002, a number of complaints asserting claims under the federal securities laws against us and certain of our directors and officers were filed in the U.S. District Court for the Southern District of New York. Those actions were consolidated under the caption Irvine v. ImClone Systems Incorporated et al., No. 02 Civ. 0109 (RO), and on September 16, 2002, a consolidated amended complaint was filed in that consolidated action, which plaintiffs corrected in limited respects on October 22, 2002. The corrected consolidated amended complaint named us, as well as our former President and Chief Executive Officer, Dr. Samuel D. Waksal, our former Chief Scientific Officer and then-President and Chief Executive Officer, Dr. Harlan W. Waksal, our former director and then-Chairman of our Board of Directors, Robert Goldhammer, current or former directors Richard Barth, David Kies, Paul Kopperl, John Mendelsohn and William Miller, our former General Counsel, John Landes, and our Vice President for Marketing and Sales, Ronald Martell, as defendants. The complaint asserted claims for securities fraud under sections 10(b), 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, on behalf of a purported class of persons who purchased our publicly traded securities between March 27, 2001 and January 25, 2002. The complaint also asserted claims against Dr. Samuel
D. Waksal under section 20A of the Exchange Act on behalf of a separate purported sub-class of purchasers of our securities between December 27, 2001 and December 28, 2001. The complaint generally alleged that various public statements made by or on behalf of us or the other defendants during 2001 and early 2002 regarding the prospects for United States Food and Drug Administration ("FDA") approval of ERBITUX were false or misleading when made, that the individual defendants were allegedly aware of material non-public information regarding the actual prospects for ERBITUX at the time that they engaged in transactions in our common stock and that members of the purported stockholder class suffered damages when the market price of our common stock declined following disclosure of the information that allegedly had not been previously disclosed. The complaint sought to proceed on behalf of the alleged class described above, sought monetary damages in an unspecified amount and seeks recovery of plaintiffs' costs and attorneys' fees. On November 25, 2002, all defendants other than Dr. Samuel D. Waksal filed a motion to dismiss the complaint for failure to state a claim. On June 3, 2003, the court granted that motion in part, dismissing the complaint as to defendants Messrs. Goldhammer, Barth, Kies, Kopperl, Landes, Martell, Mendelsohn and Miller, but not dismissing it as to the Company and Dr. Harlan W. Waksal. The Company, Dr. Harlan W. Waksal and Dr. Samuel D. Waksal each filed an answer to the complaint on June 27, 2003. On

July 31, 2003 plaintiffs filed a motion for class certification. The Company has until November 21, 2003 to oppose class certification. Document discovery is ongoing in the action.

     Separately, on September 17, 2002, an individual purchaser of our common stock filed an action on his own behalf asserting claims against the Company, Dr. Samuel D. Waksal and Dr. Harlan W. Waksal under sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5. That action is styled Flynn v. ImClone Systems Incorporated, et al., No. 02 Civ. 7499 and, in contrast to the Irvine case discussed above, this case was not filed against any of our outside directors. In this case, the plaintiff alleges that he purchased shares on various dates in late 2001, that various public statements made by us or the other defendants during 2001 regarding the prospects for FDA approval of ERBITUX were false or misleading when made and that plaintiff relied on such allegedly false and misleading information in making his purchases. Plaintiff seeks compensatory damages of not less than $180,000 and punitive damages of $5 million, together with interest, costs and attorneys' fees. On November 25, 2002, both defendants other than Dr. Samuel D. Waksal filed a motion to dismiss the complaint for failure to state a claim. On June 3, 2003, the court denied that motion. Discovery has commenced in the action.

     We intend to vigorously defend against the claims asserted in these actions. We are unable to predict the outcome of these actions at this time. Because we do not believe that a loss is probable, no legal reserve has been established.

  2.  DERIVATIVE ACTIONS

     Beginning on January 13, 2002, and continuing thereafter, nine separate purported shareholder derivative actions were filed against members of our board of directors, certain of our present and former officers, and us, as nominal defendant, among others, advancing claims based on allegations similar to the allegations in the federal securities class action complaints. Four of these derivative cases were filed in the Delaware Court of Chancery and have been consolidated in that court under the caption In re ImClone Systems Incorporated Derivative Litigation, Cons. C.A. No. 19341-NC. Three of these derivative actions were filed in New York State Supreme Court in Manhattan, (styled Boghosian v. Barth, et al., Index No. 100759/02, Johnson v. Barth, et al., Index No. 601304/02, and Henshall v. Bodnar, et al., Index No. 603121/02) and have been consolidated under the caption In re ImClone Systems, Inc. Shareholder Derivative Litigation, Index No. 02-100759. All of these state court actions have been stayed in deference to the proceeding in the U.S. District Court for the Southern District of New York. Two purported derivative actions, Lefanto v. Waksal, et al., No. 02 Civ. 0163 (RO) and Forbes v. Barth, et al., No. 02 Civ. 1400 (RO), have been filed in the U.S. District Court for the Southern District of New York and have been consolidated under the caption In re ImClone Systems, Inc. Shareholder Derivative Litigation, Master File No. 02 CV 163 (RO). A supplemental verified consolidated amended derivative complaint in these consolidated federal actions was filed on August 8, 2003. It asserts, purportedly on behalf of the Company, claims including breach of fiduciary duty by certain current and former members of our board of directors, among others, based on allegations including that they improperly disclosed information relating to the regulatory and marketing prospects for ERBITUX and that they failed to maintain adequate controls and to exercise due care with regard to the Company's ERBITUX application to the FDA. On or before November 25, 2003, we and our Directors anticipate filing a motion to dismiss the supplemental verified consolidated amended derivative complaint.

     On October 8, 2003, certain mutual funds that are past or present common stockholders of BMS filed an action in New York State court asserting that they were misled into purchasing or holding their shares of BMS common stock as the result of various public statements by BMS and certain present or former officers or directors of BMS, and that the Company allegedly aided and abetted certain of these misstatements. The action is styled FSS Franklin Global Health Care Fund, et al. v. Bristol-Myers Squibb Co., et al., Index No. 603168/03. By stipulation, the time for all defendants to respond to the complaint has been extended until December 19, 2003.

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

     In January 2003, the New York State Department of Taxation and Finance ("New York State") notified us that we were liable for the New York State and City income taxes that were not withheld because one or more of our employees who exercised certain non-qualified stock options in 1999 and 2000 failed to pay New York State and City income taxes for those years. On March 13, 2003, we entered into a closing agreement with New York Sate, paying $4,500,000 to settle the matter. We believe that substantially all of the underpayment of New York State and City income tax identified by New York State is attributable to the exercise of non-qualified stock options by our former President and Chief Executive Officer, Dr. Samuel D. Waksal. At the same time, we informed the Internal Revenue Service, the SEC and the United States Attorney's Office, responsible for the prosecution of Dr. Samuel D. Waksal, of this issue. In order to confirm whether our liability in this regard was limited to Dr. Samuel D. Waksal's failure to pay income taxes, we contacted current and former officers and employees who had exercised non-qualified stock options to confirm that those individuals had properly reported and paid their personal income tax liabilities for the years 1999 and 2000 in which they exercised options, which would reduce or eliminate our potential liability for failure to withhold income taxes on the exercise of those options. In the course of doing so, we became aware of another potential income and employment tax withholding liability associated with the exercise of certain warrants granted in the early years of our existence that were held by certain former officers, directors and employees, including our former President and Chief Executive Officer, Samuel D. Waksal, our former General Counsel, John B. Landes, our former Chief Scientific Officer, Harlan W. Waksal, and our former director and Chairman of the Board, Robert F. Goldhammer. Again, we promptly informed the Internal Revenue Service, the SEC and the United States Attorney's Office of this issue. We also informed New York State of this issue. On June 17, 2003, New York State notified us that, based on this issue, they are continuing a previously conducted audit of the Company and are evaluating the terms of the closing agreement to determine whether or not it should be re-opened.

     The IRS has commenced audits of our income tax and employment tax returns, and New York State has commenced audits of our employment tax returns, for tax years 1999 through 2001. On July 31, 2003, we received an Information Document Request in connection with the IRS employment tax audit. We are cooperating fully with the IRS and New York State with respect to these audits, and intend to continue to do so.

     On March 31, 2003, we received notification from the SEC that it was conducting an informal inquiry into both of these matters and on April 2, 2003, we received a request from the SEC for the voluntary production of related documents and information. We are cooperating fully with this SEC inquiry and are updating the applicable taxing authorities on an ongoing basis and intend to continue to do so.

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

     On August 14, 2002, after the federal grand jury indictment of Dr. Samuel
D. Waksal had been issued but before Dr. Samuel D. Waksal's guilty plea to certain counts of that indictment, we filed an action in New York State Supreme Court seeking recovery of certain compensation, including advancement of certain defense costs, that we had paid to or on behalf of Dr. Samuel D. Waksal. That action, styled ImClone Systems Incorporated v. Samuel D. Waksal, Index No. 02/602996, is in its earliest stages. On July 25, 2003, Dr. Samuel D. Waksal filed a demand for arbitration seeking to have all claims in connection with our action against Dr. Samuel D. Waksal resolved in arbitration. By Order dated September 19, 2003, the Court granted Dr. Samuel D. Waksal's motion and the action was stayed pending arbitration. On September 25, 2003, Dr. Samuel D. Waksal submitted a Demand for Arbitration with the American Arbitration Association (the "AAA"), by which Dr. Samuel D. Waksal asserts claims to enforce the terms of his separation agreement, including provisions relating to advancement of legal fees, expenses, interest and indemnification, for which Dr. Samuel D. Waksal claims unspecified damages of $10 million. The Demand for Arbitration also seeks to resolve the claims that we asserted in the New York State Supreme Court action. On November 7, 2003, we filed an Answer and Counterclaims by which we denied Dr. Samuel D. Waksal's entitlement to advancement of legal fees, expenses and indemnification, and asserted claims seeking recovery of certain compensation, including stock options, cash payments and advancement of certain defense costs that we had paid to or on behalf of Dr. Samuel D. Waksal. The arbitration is in its initial stages. Because we do not believe that a loss is probable, no legal reserve has been established.

D.  INTELLECTUAL PROPERTY LITIGATION

     On October 28, 2003, a complaint was filed by Yeda Research and Development Company Ltd. ("Yeda") against ImClone Systems and Aventis Pharmaceuticals, Inc. in the U.S. District Court for the Southern District of New York (03 CV 8484). This action alleges and seeks that three individuals associated with Yeda should also be named as co-inventors on U.S. Patent No. 6,217,888. We intend to vigorously defend against the claims asserted in this action, which is in its earliest stages. We are unable to predict the outcome of this action at the present time. Because we do not believe that a loss is probable, no legal reserve has been established.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) An annual meeting of stockholders was held on September 15, 2003 (the "Annual Meeting").

     (b) The directors elected at the Annual Meeting were Andrew G. Bodnar, Vincent T. DeVita, Jr., John A. Fazio, David M. Kies and William R. Miller. Such persons are all of the directors of the Company whose term of office as a director continued after the Annual Meeting.

     (c) The matters voted upon at the Annual Meeting and the results of the voting are set forth below. Broker non-votes were not applicable.

          (i) Election of directors

NAME                                             IN FAVOR    WITHHELD
----                                            ----------   ---------
Andrew G. Bodnar..............................  66,386,288     728,511
Vincent T. DeVita, Jr.........................  66,378,433     736,366
John A. Fazio.................................  66,465,352     649,447
David M. Kies.................................  65,824,300   1,290,499
William R. Miller.............................  65,843,023   1,271,776

          (ii) The stockholders approved an amendment to the Company's 2002 Stock Option Plan. The stockholders voted 57,624,264 shares in favor and 9,332,634 shares against. 157,901 shares abstained from voting.

          (iii) The stockholders approved the ImClone Systems Incorporated Annual Incentive Plan. The shareholders voted 40,523,835 shares in favor and 1,163,837 shares against. 189,026 shares abstained from voting.

          (iv) The stockholders ratified the appointment by the Board of Directors of KPMG LLP as the Company's independent certified public accountants for the fiscal year ending December 31, 2003. The stockholders voted 66,311,332 shares in favor and 762,316 shares against. 41,151 shares abstained from voting.

ITEM 5.  OTHER INFORMATION

     Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

EXHIBIT                                                                  INCORPORATION
NO.                               DESCRIPTION                            BY REFERENCE
-------                           -----------                            -------------
  3.1     Certificate of Incorporation, as amended through December        A (3.1)
          31, 1998
  3.1A    Amendment dated June 2, 1999 to the Company's Certificate of    B (3.1A)
          Incorporation, as amended
  3.1B    Amendment dated June 12, 2000 to the Company's Certificate      C (3.1A)
          of Incorporation, as amended
  3.1C    Amendment dated August 9, 2002 to the Company's Certificate     D (3.1C)
          of Incorporation, as amended
  3.2     Amended and Restated By-Laws of the Company                      E (3.2)
  4.1     Indenture dated as of February 29, 2000 by and between the      F (10.74)
          Company and The Bank of New York, as Trustee
  4.2     Form of 5 1/2% Convertible Subordinated Notes Due 2005          F (10.75)
  4.3     Rights Agreement dated as of February 15, 2002 between the      G (99.2)
          Company and EquiServe Trust Company, N.A., as Rights Agent
  4.4     Stockholder Agreement, dated as of September 19, 2001,          H (99.D2)
          among, Bristol-Myers Squibb Company, Bristol-Myers Squibb
          Biologics Company and the Company
 31.1*    Certification pursuant to section 302 of the Sarbanes-Oxley
          Act of 2002.

EXHIBIT                                                                  INCORPORATION
NO.                               DESCRIPTION                            BY REFERENCE
-------                           -----------                            -------------
 31.2*    Certification pursuant to section 302 of the Sarbanes-Oxley
          Act of 2002.
 32.1*    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
 32.2*    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

---------------

 *  Filed herewith.

(A) Previously filed with the Commission; incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(B) Previously filed with the Commission; incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(C) Previously filed with the Commission; incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(D) Previously filed with the Commission; incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(E) Previously filed with the Commission; incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

(F) Previously filed with the Commission; incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(G) Previously filed with the Commission; incorporated by reference to the Company's Current Report on Form 8-K dated February 15, 2002.

(H) Previously filed with the Commission; incorporated by reference to the Company's Schedule 14D-9 filed on September 28, 2001.

     (b) Reports on Form 8-K

     During the third quarter of 2003, the Company filed or furnished the following reports on Form 8-K:

          (1) Report on Form 8-K dated July 3, 2003 filing under Items 5, 7 and 12 the Company's first quarter financial results press release;

          (2) Report on Form 8-K dated July 9, 2003 filing under Items 5 and 7 a press release of the Company; and

          (3) Report on Form 8-K dated August 14, 2003 filing under Items 5 and 7 a press release of the Company.

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

Date: November 12, 2003

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

Date: November 12, 2003