Form 10-Q/A
period 2003-09-30
IMCLONE SYSTEMS INC/DE
filed 2003-11-13
CIK 765258

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                             ---------------------

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes [X]     No [ ]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                    CLASS                           OUTSTANDING AS OF NOVEMBER 11, 2003
                    -----                           -----------------------------------
        Common Stock, par value $.001                        74,959,472 Shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

     We are filing this Amendment No. 1 on Form 10 Q/A to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 (the "10-Q") for the purpose of correcting a typographical error. The reference in the 10-Q to U.S. Patent No. 6,217,888 in the 16th paragraph under Part I, Item 1, Note (9)- Commitments and Contingencies and the first paragraph under Part II, Item 1, D-Intellectual Property Litigation was inadvertently incorrect. The correct U.S. Patent No. is 6,217,866.

     Except as noted above, the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2003, remains as originally filed with the Securities and Exchange Commission on November 12, 2003. All information in this Amendment No. 1 on Form 10-Q/A is as of November 13, 2003 and does not reflect any subsequent information or events other than the changes referred to above.

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

     On October 28, 2003, a complaint was filed by Yeda Research and Development Company Ltd. ("Yeda") against ImClone Systems and Aventis Pharmaceuticals, Inc. in the U.S. District Court for the Southern District of New York (03 CV 8484). This action alleges and seeks that three individuals associated with Yeda should also be named as co-inventors on U.S. Patent No. 6,217,866. The Company intends to vigorously defend against the claims asserted in this action, which is in its earliest stages. The Company is unable to predict the outcome of this action at the present time. Because the Company does not believe that a loss is probable, no legal reserve has been established.

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

D.  INTELLECTUAL PROPERTY LITIGATION

     On October 28, 2003, a complaint was filed by Yeda Research and Development Company Ltd. ("Yeda") against ImClone Systems and Aventis Pharmaceuticals, Inc. in the U.S. District Court for the Southern District of New York (03 CV 8484). This action alleges and seeks that three individuals associated with Yeda should also be named as co-inventors on U.S. Patent No. 6,217,866. We intend to vigorously defend against the claims asserted in this action, which is in its earliest stages. We are unable to predict the outcome of this action at the present time. Because we do not believe that a loss is probable, no legal reserve has been established.

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

Date: November 13, 2003

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

Date: November 13, 2003