Form 10-K
period 2003-12-31
IMCLONE SYSTEMS INC/DE
filed 2004-03-15
CIK 765258

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2003
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-19612

IMCLONE SYSTEMS INCORPORATED
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	04-2834797 (IRS Employer Identification No.)
180 Varick Street, New York, NY (Address of principal executive offices)	10014 (Zip Code)

(212) 645-1405
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common stock, par value $.001 and the associated preferred stock purchase rights.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2003 was $1,934,989,909.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 9, 2004
Common stock, par value $.001	75,430,502

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement in connection with its 2004 Annual Meeting of Stockholders, scheduled to be held on June 17, 2004, are incorporated by reference in Parts II and III of this report.

IMCLONE SYSTEMS INCORPORATED

2003 Form 10-K Annual Report

TABLE OF CONTENTS

        As used in this Form 10-K, "ImClone Systems," "Company," "we," "ours," and "us" refer to ImClone Systems Incorporated, except where the context otherwise requires or as otherwise indicated.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

        The Company considers portions of the information in this Form 10-K to be "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, without limitation, the Company's future economic performance, plans and objectives for future operations and projections of revenue and other financial items. Forward-looking statements can be identified by the use of words such as "may," "will," "should," "expect," "anticipate," "estimate," "continue" or comparable terminology. Forward-looking statements are inherently subject to risks, trends and uncertainties, many of which are beyond the Company's ability to control or predict with accuracy and some of which the Company might not even anticipate. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions at the time made, it can give no assurance that its expectations will be achieved. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

        Important factors that may cause actual results to differ materially from forward-looking statements include, but are not limited to, the risks and uncertainties associated with completing pre-clinical and clinical studies of our compounds that demonstrate such compounds' safety and effectiveness; manufacturing losses and risks associated therewith; obtaining additional financing to support our operations; obtaining and maintaining regulatory approval for such compounds and complying with other governmental regulations applicable to our business; obtaining the raw materials necessary in the development of such compounds; consummating and maintaining collaborative arrangements with corporate partners for product development; achieving milestones under collaborative arrangements with corporate partners; developing the capacity to, and overcoming difficulties or delays that arise as we, manufacture, market and sell our products, either directly or with collaborative partners; developing market demand for and acceptance of such products; earning royalty revenues on commercial sales of ERBITUX™, both within and outside of the United States, by our collaborative partners; satisfactorily addressing factors impacting the commercial viability of ERBITUX; competing effectively with other pharmaceutical and biotechnological products; obtaining adequate reimbursement from third party payers; attracting and retaining key personnel; legal costs and the duration and outcome of legal proceedings and investigations, including, but not limited to, our investigations pertaining to tax withholding issues; complying with covenants in the indenture for the company's Convertible Subordinated Notes and with the terms of other contractual obligations; obtaining patent protection for discoveries and risks associated with commercial limitations imposed by patents owned or controlled by third parties; and those other factors set forth in this report in Item 1 "Business" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations". The Company assumes no obligation to update and supplement any forward-looking statements, that may become untrue because of subsequent events whether as a result of new information, future events or otherwise.

        We do not undertake to discuss matters relating to certain completed clinical studies or our regulatory strategies beyond those which have already been made public or discussed herein.

PART I

ITEM 1.    BUSINESS

OVERVIEW

        We are a biopharmaceutical company whose mission is to advance oncology care by developing a portfolio of targeted biologic treatments designed to address the medical needs of patients with cancer. We focus on what we believe are three promising strategies for treating cancer:

  •
  growth factor blockers;

  •
  angiogenesis inhibitors; and

  •
  cancer vaccines.

        We were incorporated under the laws of the State of Delaware on April 26, 1984. Our corporate headquarters and research facility are located at 180 Varick Street, New York, New York 10014 and our telephone number is (212) 645-1405. We make available free of charge on our Internet website (http://www.imclone.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. In addition, our Internet website includes other items related to corporate governance matters, including among other things, our corporate governance guidelines, charters of the various committees of the Board of Directors, and our code of business conduct and ethics.

        Our lead product, ERBITUX™ (Cetuximab), is a first-of-its-kind antibody approved by the United States Food and Drug Administration ("FDA") for use in combination with irinotecan in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are refractory to irinotecan-based chemotherapy and for use as a single agent in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are intolerant to irinotecan-based chemotherapy. Please see full prescribing information, available at www.ERBITUX.com for important safety information relating to ERBITUX, including a box warning regarding infusion reactions. ERBITUX binds specifically to the epidermal growth factor receptor (EGFR, HER1, c-ErbB-1) on both normal and tumor cells, and competitively inhibits the binding of the epidermal growth factor (EGF) and other ligands, such as transforming growth factor-alpha. The EGFR is constitutively expressed in many normal epithelial tissues, including the skin and hair follicle. Expression of EGFR is also detected in many human cancers including those of the colon and rectum. We are conducting, and in some cases have completed, clinical studies evaluating ERBITUX for broader use in colorectal cancer, as well as for the potential treatment of head and neck, lung and pancreatic cancers, as well as other indications.

        On February 12, 2004, the FDA approved ERBITUX Injection for use in combination with irinotecan in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are refractory to irinotecan-based chemotherapy and for use as a single agent in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are intolerant to irinotecan-based chemotherapy. The FDA also approved a Lonza Biologics plc ("Lonza") manufacturing facility for production of ERBITUX for commercial use. ERBITUX inventory previously produced at Lonza serves as supply for the initial demand for ERBITUX. The Company withdrew our single product facility located at 36 Chubb Way on our Branchburg, New Jersey campus ("BB36") from the Chemistry, Manufacturing and Controls ("CMC") section of our Biologics License Application ("BLA") and submitted, on February 12, 2004, a CMC supplemental BLA for licensure of BB36. Based on Prescription Drug User Fee Act ("PDUFA") guidelines, the FDA has four months from the submission date to take action on the CMC supplemental BLA filing. The withdrawal and resubmission followed a request from the FDA for information on a larger group of patients treated with drug supplied from

BB36 to confirm previously submitted safety data from that facility. This information has been collected from the Company's Phase II ERBITUX single agent study of patients with EGFR-expressing refractory metastatic colorectal cancer (IMCL-0144). The CMC supplemental BLA includes the previously withdrawn BB36 CMC section, as well as information on the larger group of patients.

        On July 7, 2003, Merck KGaA filed a Marketing Authorization Application for ERBITUX with the European Agency for the Evaluation of Medicinal Products (the "EMEA") seeking approval of ERBITUX as a monotherapy and combination therapy in metastatic colorectal cancer patients. Marketing authorization across the European Union is expected in 2004.

        On December 1, 2003, Swissmedic, the Swiss agency for therapeutic products, approved ERBITUX in Switzerland for the treatment of patients with colorectal cancer who no longer respond to standard chemotherapy treatment with irinotecan. Merck KGaA received the approval for ERBITUX from Swissmedic based on that company's European clinical study, which included 329 patients. Merck KGaA licensed the right to market ERBITUX outside the U.S. and Canada from ImClone Systems in 1998. In Japan, Merck KGaA has marketing rights to ERBITUX which are co-exclusive to the co-development rights of ImClone Systems and Bristol-Myers Squibb Company ("BMS").

        We intend to co-promote and otherwise support the commercial launch of ERBITUX in the United States and Canada together with our development, promotion and distribution partner BMS through its wholly-owned subsidiary E.R. Squibb & Sons, L.L.C. ("E.R. Squibb"). We have granted our other development and marketing partner, Merck KGaA, rights to market ERBITUX outside the United States and Canada. In Japan, ImClone Systems and E.R. Squibb will share the development and marketing of ERBITUX, either together or co-exclusively with Merck KGaA. We are manufacturing ERBITUX for clinical studies and, subject to the receipt of regulatory approval of BB36, for commercial sales. According to our agreements with BMS and Merck KGaA, each will be obligated to pay us certain royalties on their sales of ERBITUX.

        In addition to achieving approval in these advanced colorectal cancer indications, we also have undertaken a comprehensive clinical development program to evaluate the broader use of ERBITUX in colorectal cancer, including two Phase III randomized studies known as BMS-006 and BMS-014. We have begun enrollment in both of these randomized studies. In collaboration with the National Cancer Institute Cooperative groups, studies in first line colorectal cancer (CALGB 80203) and first line pancreatic cancer (SWOG 0205) have been activated and enrollment will begin in early 2004. Numerous pilot studies are underway or planned to further evaluate opportunities for the development of ERBITUX for other indications and tumor types.

        In addition to our work developing and commercializing ERBITUX, we also are developing investigational inhibitors of angiogenesis, which could be used to treat various kinds of cancer and other diseases. We have identified potential monoclonal antibody-based inhibitors, collectively known to us as IMC-KDR antibodies. Investigational data available to date indicate that the IMC-KDR antibodies bind selectively and with high affinity to the kinase insert domain-containing receptor ("KDR"), a principal Vascular Endothelial Growth Factor ("VEGF") receptor, thereby, we believe, inhibiting angiogenesis.

        We also continue to work with cancer vaccines, including our investigational product candidate, BEC2. In partnership with Merck KGaA, we are testing BEC2 for preventing recurrence or progression of limited disease small-cell lung cancer in a Phase III pivotal study. If we receive regulatory approval for BEC2, we intend to co-promote it with Merck KGaA in North America. Merck KGaA would be responsible for developing and marketing BEC2 outside North America and would be obligated to pay us royalties on all such sales. In addition, we would be the worldwide manufacturer of BEC2.

        In addition to the development and commercialization of ERBITUX and the development of our lead product candidates, we continue to conduct research, both independently and in collaboration with academic and corporate partners, in a number of areas related to our core focus of tumor cell growth factor inhibitors and angiogenesis inhibitors. We also have developed diagnostic products and vaccines for certain infectious diseases, and we have licensed the rights to these products and vaccines to corporate partners. However, we are no longer actively developing product candidates in the areas of diagnostic and certain infectious diseases.

CLINICAL DEVELOPMENT PROGRAMS

ERBITUX Cancer Therapeutic

        ERBITUX is an IgG1 chimerized (part human, part mouse) monoclonal antibody that selectively binds to the EGF receptor and thereby inhibits growth of tumors dependent upon activation of the EGF receptor for cell division and survival. The activation of the EGF receptor is believed to play a critical role in the growth and survival of certain types of tumor cells and select normal cells. Certain cancer types are characterized by the expression of the EGF receptor. For example, according to the American Cancer Society, an estimated 146,940 cases of colorectal cancer will be diagnosed in the United States in 2004. IMCL-9923 and other studies conducted by us have indicated that approximately 72% of advanced stage refractory colorectal cancer cases have been shown to express the EGF receptor in tumor cells. Also, according to the American Cancer Society, an estimated 28,260 cases of head and neck cancer will be diagnosed in the United States in 2004. Similarly, according to the literature in this area, approximately 95% to 100% of squamous cell head and neck cancer cases have been shown to express the EGF receptor on the surface of the tumor cells. Other types of cancer are also characterized, in certain patients, by expression of the EGF receptor, including non-small cell lung, renal, and pancreatic cancers. By preventing the binding of critical growth factors to the EGF receptor, we believe it is possible to inhibit the growth and survival of these tumors.

ERBITUX Clinical Studies

        The charts presented below reflect studies in selected tumor types that we and our partners, Merck KGaA, and BMS are developing, and are designed both for registration purposes and exploratory development in these indications.

  Colorectal Cancer

Study	Description	Population	Patients
IMCL-0144 (Enrollment Completed)	Phase II Single Agent Study	Refractory	350
EMR-007 (Completed)	Phase II Randomized Study (ERBITUX +/- Irinotecan)	Refractory	329
BMS-006 (Enrollment started 2Q2003)	Phase III Randomized Study (Irinotecan +/- ERBITUX)	Second Line (previously treated with Oxaliplatin)	1300
BMS-014 (Enrollment started 1Q2003)	Phase III Randomized Study (FOLFOX +/- ERBITUX)	Second Line (previously treated with Irinotecan)	1100
CALGB 80203 (Enrollment started 1Q2004)	Phase III Randomized Study (FOLFOX +/- ERBITUX) (Saltz +/- ERBITUX)	First line	2200
NCI-6444 (Enrollment started 4Q2003)	Phase II Single Study (Avastin™ + ERBITUX + Irinotecan vs. Avastin + ERBITUX)	Refractory	15

        We expect that results will be available from IMCL-0144, our Phase II single agent study, in mid 2004, and we anticipate presenting the results at the June 2004 American Society for Clinical Oncology ("ASCO") conference.

        Merck KGaA colorectal cancer phase I/II studies EMR-010 and EMR-018 (not summarized in the preceding table) are also scheduled for presentation at the June 2004 ASCO conference.

        The FDA submission for ERBITUX included data from EMR-007, a randomized two-arm Phase II clinical study conducted by Merck KGaA evaluating ERBITUX as a single agent and the combination of ERBITUX and irinotecan in 329 patients with EGFR-expressing metastatic colorectal cancer who were refractory to irinotecan-based chemotherapy. The findings showed that ERBITUX given in combination with irinotecan (n=218) had an objective response rate of 22.9 percent, a median duration of response of 5.7 months and a median time to disease progression of 4.1 months. Results of the ERBITUX single agent treatment group (n=111) showed a 10.8 percent objective response rate, a median duration of response of 4.2 months and a median time to disease progression of 1.5 months.

        In conjunction with our U.S. partner, BMS, we have opened or expect to open additional studies in colorectal cancer, including randomized studies in first-line and second-line therapy settings for metastatic colorectal cancer. In the second-line therapy setting, two studies are underway. One study, BMS-006, which opened for patient enrollment in May 2003, tests the addition of ERBITUX to irinotecan in patients who have failed oxaliplatin, 5-fluorouracil, and leucovorin in the first line of therapy. BMS-006 is being conducted in collaboration with Merck KGaA. The second study, BMS-014, which opened for patient enrollment and treatment in March 2003, tests the addition of ERBITUX and the combination of oxaliplatin, 5-fluorouracil, and leucovorin in patients who have failed irinotecan, 5-fluorouracil, and leucovorin.

        Upon the approval of ERBITUX under the accelerated approval mechanism, studies BMS-006 and BMS-014 were designated as studies to confirm the clinical benefit of ERBITUX. BMS-006 is targeted to complete in the fourth quarter of 2006, and BMS-014 is targeted to complete in the third quarter of 2008. Preliminary results from BMS colorectal cancer Phase III study BMS-014 will be presented at the June 2004 ASCO conference.

  Head and Neck Cancer

Study	Description	Population	Patients
IMCL-9815 (Enrollment Completed)	Phase III Randomized Study (Radiation +/- ERBITUX)	First line	424
EMR-016 (Enrollment Completed)	Phase II Single Agent Study	Recurrent/Refractory or Metastatic	103
IMCL-9813 (Completed)	Phase II Study (Radiation+ Cisplatin + ERBITUX)	First line	21
IMCL-9816 (Completed)	Phase II Study (Cisplatin + ERBITUX)	Recurrent/Refractory or Metastatic	130
EMR-001 (Enrollment Completed)	Phase II Study (Platinum + ERBITUX)	Recurrent/Refractory or Metastatic	96
EMR-008 (Ongoing)	Phase I/II Study ERBITUX + Platinum (Carboplatin or Cisplatin)+ 5FU (Low, Medium or High Dose)	Recurrent or Metastatic	53
ECOG-5397 (Enrollment Completed)	Phase III Randomized Study (Cisplatin + Placebo vs. Cisplatin + ERBITUX)	Recurrent or Metastatic	123

        We expect that results will be available from IMCL-9815, our Phase III locally advanced head and neck cancer study, conducted in cooperation with Merck KGaA, in mid-2004, and we anticipate presenting these results at the June 2004 ASCO conference.

        Merck KGaA's squamous cell carcinoma of the head and neck Phase I study EMR-008 and the Phase II single agent study, EMR-016, are scheduled to be presented at the June 2004 ASCO conference.

  Non-Small Cell Lung Cancer

Study	Description	Population	Patients
IMCL-9932 (Completed)	Phase I/II Study, (ERBITUX + Carboplatin and Paclitaxel)	Chemotherapy-naïve Stage IV	33
IMCL-9925 (Completed)	Phase Ib/IIa Study (ERBITUX + Carboplatin and Gemcitabine)	Chemotherapy-naive Stage IV	35
IMCL-0036 (Completed)	Phase II Study (ERBITUX + Docetaxel)	Previously treated/Refractory stage IV	55
EMR-011 (Enrollment Completed)	Phase II randomized, chemotherapy-naïve, advanced non-small cell lung cancer (ERBITUX + Cisplatin + Vinorelbine vs Cisplatin + Vinorelbine)	Stage IIIb or IV	86
BMS-012 (Ongoing)	Phase II single-arm study (ERBITUX)	Recurrent or progressive	100

        At the May 2003 ASCO conference, we presented the findings of three of the above studies involving treatment with ERBITUX in advanced non-small cell lung cancer. Findings from IMCL-9932, a Phase I/II study of ERBITUX combined with paclitaxel and carboplatin, showed that of 31 evaluable chemotherapy-naïve metastatic non-small cell lung cancer patients, nine patients (29.0%) demonstrated a partial response and 11 patients (35.5%) demonstrated stable disease, resulting in a total rate of disease control of 64.5%. The median overall survival was 472 days.

        In IMCL-9925, a Phase Ib/IIa study combining ERBITUX with gemcitabine and carboplatin in 35 patients with chemotherapy-naïve, metastatic non-small cell lung cancer, responses to treatment included 10 patients (28.6%) with a partial response and 21 patients (60.0%) with stable disease, and an overall rate of disease control of 88.6% of patients studied. Severe hematologic toxicities in this study included thrombocytopenia, leucopenia and anemia.

        Finally, in our Phase II study IMCL-0036 of ERBITUX in combination with docetaxel in a chemotherapy-refractory/resistant population of 47 evaluable patients, one patient (1.9%) had a complete response (tumor no longer detectable), 11 patients (20.4%) had a partial response and 18 patients (33.3%) had stabilization of disease. Disease control was achieved in 55.6% of patients. Two patients discontinued the study due to an allergic reaction.

        In addition, our partner Merck KGaA reported at the same ASCO conference that in a randomized Phase II study, EMR-011, of 61 evaluable patients with chemotherapy-naïve advanced non-small cell lung cancer, the addition of ERBITUX to cisplatin and vinorelbine significantly increased tumor response rates (53.3% versus 32.3%). Merck KGaA is scheduled to present further results of this study at the June 2004 ASCO conference.

        In 2003, in conjunction with our U.S. partner BMS, we opened an ERBITUX monotherapy study as a third-line therapy for patients with non-small cell lung cancer, BMS-012, for which patients are currently being enrolled. Preliminary results of this study will be presented at the June 2004 ASCO conference.

  Pancreatic Cancer

Study	Description	Population	Patients
SWOG-0205 (Enrollment started 1Q2004)	Phase III Randomized Study (ERBITUX + Gemcitabine vs. Gemcitabine)	First line Stage IV Pancreatic Cancer	720
IMCL-9814 (Completed)	Phase II Study (ERBITUX + Gemcitabine)	Chemotherapy-Naïve Pancreatic Cancer	41

        The Southwest Oncology Group activated S0205, a first line study in pancreatic cancer in January 2004. This study is a randomized comparative study comparing ERBITUX plus gemcitabine versus gemcitabine alone in first-line, stage IV, pancreatic cancer patients.

Future Studies

        As described above, we are testing ERBITUX in several different types of cancer. Whereas in certain cancer types, like head and neck cancer, the EGF receptor is expressed in nearly every patient with such cancer, in other cancer types many patients will not have tumors that express the EGF receptor. A diagnostic assay has been used to determine which patients have tumors that express the EGF receptor. Patients must express the EGF receptor to be included in these studies.

        As part of our confirmatory obligation to the FDA in regard to the approval of ERBITUX, we also will be initiating a Phase II study enrolling 50-60 patients with refractory, EGFR-negative, metastatic colorectal cancer. This study is designed to estimate the overall response rate and duration obtained with single agent ERBITUX use and is targeted to complete in the fourth quarter of 2005.

        The clinical research efforts of the Company and BMS are continuously coordinated through our Joint Product Development Committee, and we meet regularly with Merck KGaA to review and coordinate our respective clinical research efforts. We intend to explore additional studies in solid tumors.

Safety and Other General Information

        Severe infusion reactions, rarely fatal and characterized by rapid onset of airway obstruction (bronchospasm, stridor, hoarseness), urticaria, and hypotension, have occurred (3%) with the administration of ERBITUX. Most reactions (90%) are associated with the first infusion of ERBITUX.

        Severe cases of interstitial lung disease (ILD), which was fatal in one case, occurred in less than 0.5% of patients receiving ERBITUX.

        Dermatologic toxicities, including acneform rash (14% grade 3-4), skin drying and fissuring, and inflammatory or infectious sequelae (e.g., blepharitis, cheilitis, cellulitis, cyst) were reported. Sun exposure may exacerbate these effects.

        Other serious adverse events associated with ERBITUX in clinical studies were fever (5%), sepsis (3%), kidney failure (2%), pulmonary embolus (1%), dehydration (5% in patients receiving ERBITUX plus irinotecan, 2% receiving monotherapy) and diarrhea (6% in patients receiving ERBITUX plus irinotecan, 0% with monotherapy).

        Additional common adverse events seen in patients receiving ERBITUX plus irinotecan (n=354) or ERBITUX monotherapy (n=279) were acneform rash (88%/90%), asthenia/malaise (73%/49%), diarrhea (72%/28%), nausea (55%/29%), abdominal pain (45%/25%), vomiting (41%/25%), fever (34%/33%) and constipation (30%/28%).

        Patients should be screened for EGFR expression using immunohistochemistry (IHC) to determine if they are appropriate candidates for treatment with ERBITUX. On February 12, 2004, the FDA approved an EGF receptor screening kit, manufactured by DakoCytomation A/S (formerly DAKO Corporation), in parallel with marketing approval of ERBITUX. ERBITUX is also being studied in earlier stages of colorectal cancer, as well as in other types of cancer that express the EGF receptor. Please see full prescribing information, available at www.ERBITUX.com for important safety information relating to ERBITUX, including a box warning regarding infusion reactions.

Monoclonal Antibody Inhibitors of Angiogenesis

        Our general experience with growth factors, particularly the use of ERBITUX to block the EGF receptor, is mirrored in our pursuit of what may be another promising approach for the treatment of cancer, the inhibition of angiogenesis. Angiogenesis is the natural process of new blood vessel growth. VEGF is one of a group of molecules that helps regulate angiogenesis. Tumor cells, as well as normal cells, produce VEGF. Once produced by the tumor cells, VEGF stimulates the production of new blood vessels and ensures an adequate blood supply to the tumor, enabling the tumor to grow. KDR is a growth factor receptor found almost exclusively on the surface of human endothelial cells, which are the cells that line all blood vessels. VEGF must recognize and bind to this KDR receptor in order to stimulate the endothelial cells to grow and cause new blood vessels to form. We believe that interference with the binding of VEGF to the KDR receptor inhibits angiogenesis and potentially can be used to slow or halt tumor growth. We have identified potential inhibitors collectively known by us as IMC-KDR antibodies.

        In 2001, we concluded a Phase I clinical study with an anti-KDR antibody known as IMC-1C11. In 2002, we identified several fully human monoclonal anti-KDR antibodies with potent anti-KDR activity. In 2003, we initiated pre-clinical development of one of these antibodies, IMC-1121B. We expect to file an Investigational New Drug Application ("IND") for IMC-1121B and to start clinical studies studying its potential for angiogenesis inhibition in cancer patients during the third quarter of 2004. This fully human antibody is expected to replace IMC-1C11 in our development pipeline.

        Subject to further investigation, we believe that such inhibitors could be effective in treating many solid and liquid tumors and may also be useful in treating other diseases, such as diabetic retinopathy and age-related macular degeneration, that, like cancer, depend on the growth of new blood vessels.

Cancer Vaccines

BEC2

        A cancer vaccine works by the administration of an antigen or the mimic of an antigen that is found on the surface of certain types of cancer cells. Such treatment is intended to activate immune responses and in turn to protect against metastasis or recurrence of the tumor. A cancer vaccine generally will be given after the tumor has responded to initial treatment. Often, an antigen mimic can produce a stronger immune response than that produced by the original antigen that it resembles.

        BEC2 is a monoclonal antibody that we are developing as a cancer vaccine. BEC2 mimics GD3, a molecule expressed on the surface of several types of cancer cells. By mimicking GD3, BEC2 stimulates an immune response against cells expressing GD3.

        We have tested BEC2 in Phase I clinical studies at Memorial Sloan-Kettering Cancer Center against certain forms of cancer, including both limited disease and extensive disease small-cell lung carcinoma and melanoma (skin cancer). Limited disease small-cell lung carcinoma is limited to the lungs. Extensive disease small-cell lung carcinoma means that the disease has migrated to other parts of the body. In one such study, 15 patients with small-cell lung carcinoma who had previously received chemotherapy and radiation therapy and achieved a partial or complete response were treated with

BEC2. At the time the results were analyzed, approximately 27% of the patients had survived nearly five years following diagnosis. These survival rates were longer than historical survival rates for similar patients receiving conventional therapy, however, this study alone was not sufficient to establish that BEC2 is safe and effective in treating cancer and so formed the basis for going forward with Phase III studies.

        In conjunction with Merck KGaA, we have initiated a 570-patient multinational pivotal Phase III study for BEC2 in the treatment of limited disease small-cell lung cancer. The study is examining patient survival two years after a course of therapy. Enrollment was completed in the third quarter of 2002. Data from this study is expected in mid-2004 and it is anticipated that the results will be presented at the June 2004 ASCO conference.

        In 1990, we entered into a BEC2 development and marketing agreement with Merck KGaA, which has been amended from time-to-time. We have retained the right to co-promote BEC2 with Merck KGaA within North America, and we have granted Merck KGaA exclusive rights to develop and market BEC2 outside of North America. Under the agreement, Merck KGaA also is funding a portion of the Phase III pivotal study. In addition, we intend to be the worldwide manufacturer of BEC2.

gp75

        We are conducting research on a murine DNA-based melanoma vaccine against the human melanoma antigen gp75. Melanoma is a tumor or cancerous growth of the skin. Animal studies have shown that a gp75 cancer vaccine is effective in creating an immune response in the body of the animal against melanoma cells, and may prevent or inhibit growth of experimental melanoma tumors in mice. We submitted an IND for a gp75 DNA vaccine, referred to as IMC-GP75, and commenced Phase I human clinical studies with this vaccine in March 2002. This dose finding and proof of principle study continues to enroll patients. The primary objective of the study is to establish the antigenicity of the vaccine, as measured by the production of antibodies to gp75 resulting from vaccination.

RESEARCH PROGRAMS

General

        In addition to concentrating on our products in development, we perform ongoing research, including research in each of the areas of our ongoing clinical programs of growth factor blockers, other tumor cell growth inhibitors and angiogenesis inhibitors. We have assembled a scientific staff with expertise in a variety of disciplines, including oncology, immunology, molecular and cellular biology, antibody engineering, protein and medicinal chemistry and high-throughput screening. In addition to pursuing research programs in-house, we collaborate with academic institutions and corporations to support our research and development efforts.

Research on Growth Factor Blockers

        We are conducting a research program to develop blockers of the cell-signal transduction pathways of a class of enzymes referred to as tyrosine kinases. Like those based on KDR and EGF receptors, these pathways have been shown to be involved in the rapid proliferation of tumor cells. We are developing monoclonal antibodies to block the binding of growth factors to a number of cellular receptors that trigger these pathways, thereby potentially inhibiting cell division and tumor growth. The more mature projects are briefly outlined in the following section. We also are developing small molecule inhibitors to tyrosine kinase pathways. Our small molecule program is discussed below.

        Research on EGFR inhibitors:    We have developed a fully human monoclonal antibody, referred to as IMC-11F8, which targets the human EGFR. IMC-11F8 is a high affinity antibody that blocks ligand-dependent activation of the EGFR. Pre-clinical in vitro studies have shown that IMC-11F8 inhibits

EGFR activation, downstream signaling pathways and growth of human tumor cells. In pre-clinical human tumor xenograft models, IMC-11F8 suppresses the growth of EGFR-positive tumors and enhances the activity of chemotherapeutic drugs when used in combination. IMC-11F8 has been shown to be biologically equivalent to ERBITUX in animal studies. We intend to commercialize this antibody in Europe and have the rights to do so under our agreements with BMS and Merck KGaA. Under our agreement with BMS, commercial rights to this antibody in the U.S. and Canada belong to BMS and there is no current intent to develop this antibody in these territories. We plan to submit a regulatory application to allow clinical testing of IMC-11F8 in Europe during the second quarter of 2004.

        Research on modulators of apoptosis (programmed cell death):    We are developing antibody therapeutics that interfere with anti-apoptotic signaling and survival mechanisms of cancer cells. One mechanism involves the insulin-like growth factor-1 receptor (IGF1R) which is frequently over-expressed in diverse human tumor types. Activation of IGF1R in cancer cells increases the cells' ability to survive, especially under conditions of chemotherapy or radiotherapy, and it also contributes to cancer cell growth. We have developed and are evaluating antibodies to IGF1R that block binding of insulin-like growth factor-1 to the receptor, thus preventing its activation and triggering of survival and growth mechanisms in cancer cells. We anticipate filing an IND and initiating clinical studies for one such antibody, IMC-A12, in the first quarter of 2005.

        Research on VEGFR-1 inhibitors:    We are investigating the activities of antibodies that block the function of VEGFR-1 (flt-1), another receptor to which VEGF binds. Like VEGFR-2, the target of our anti-KDR antibodies, the VEGFR-1 receptor is believed to be involved in blood vessel formation, but recent data suggest that it may function in novel ways unrelated to angiogenesis. We have discovered that VEGFR-1 is expressed by a number of human tumors, most notably breast cancer. We have developed specific antibodies that block the function of VEGFR-1 and have conducted pre-clinical studies showing that these antibodies can inhibit the growth of human breast tumors in pre-clinical models. It is believed that VEGFR-1 inhibitors could be useful in the treatment of breast cancer and we are developing therapeutic antibodies against this target for future clinical studies.

        We also have discovered that antibodies against VEGFR-1 may block inflammatory processes in such diseases as atherosclerosis and arthritis. Pre-clinical studies have demonstrated significant inhibition of atherosclerosis or arthritis disease processes by treatment with VEGFR-1 antibodies in mouse models. We are continuing research in this area to evaluate the therapeutic potential of VEGFR-1 antibodies in inflammatory diseases.

        Research on PDGFR alpha inhibitors:    Platelet-derived growth factor receptor alpha (PDGFRa) is a receptor tyrosine kinase that is activated by the binding of platelet-derived growth factors. Studies have shown that PDGFRa is expressed on ovarian, prostate, breast, lung, glial, skin and bone tumors. We have developed an antibody that effectively blocks the function of PDGFRa and inhibits the growth of glioblastoma and leiomyosarcoma tumors in animal models. We are conducting additional pre-clinical studies to evaluate if our antibody can also inhibit the growth of other cancers.

Research on Angiogenesis Inhibitors

        Research on VEGFR-2 inhibitors:    We are continuing to work with an experimental antibody known as DC101 in animal models in order to support the clinical development of our IMC-KDR monoclonal antibody known as IMC-1121B. DC101 neutralizes the flk-1 receptor, which is the mouse receptor to VEGF that corresponds to KDR in humans. Tumor models in mice have shown that DC101 inhibits tumor growth as a single agent or in combination with chemotherapy or radiation therapy. We expect to file an IND for IMC-1121B and to start clinical studies studying its potential for angiogenesis inhibition in cancer patients during the third quarter of 2004. This fully human antibody is expected to replace IMC-1C11 in our development pipeline.

        Research on VE-cadherin inhibitors:    In another approach to angiogenesis inhibition, we are exploring the therapeutic potential of antibodies against vascular-specific cadherin ("VE-cadherin"). Cadherins are a family of cell surface molecules that help organize tissue structures. VE-cadherin is believed to play an important role in angiogenesis by organizing endothelial cells into vascular tubes, which is a necessary step in the formation of new blood vessels. Advanced tumor growth is dependent on the formation of a capillary blood vessel network in the tumor to ensure an adequate blood supply to the tumor. Therefore, antibodies that inhibit VE-cadherin may inhibit such capillary formation in tumors, and help fight cancer by cutting off adequate blood supply to the tumor. Pre-clinical studies using monoclonal antibodies against VE-cadherin have demonstrated that inhibition of angiogenesis, tumor growth and metastasis occurs as a consequence of interfering with the ability of VE-cadherin to form tubular structures. We are evaluating in pre-clinical studies antibodies that are efficacious in inhibiting angiogenesis and tumor growth without negatively affecting existing vessels.

        In connection with our VE-cadherin research program, we have an exclusive license from ICOS Corporation to certain patent rights pertaining to VE-cadherin and antibodies thereto for the treatment of cancer in humans.

        Research on VEGFR-3 inhibitors:    In connection with our research to block the binding of certain growth factors to their receptors, we have an exclusive license from the Ludwig Institute for Cancer Research to patent rights pertaining to VEGFR-3 inhibitors and the therapy of cancer. VEGFR-3 is thought to be involved in the metastatic spread of tumors via the lymphatic vessels.

Small Molecule Drug Discovery

        We have established a chemistry department, which operates at our facility in Brooklyn, New York, with capabilities in medicinal, combinatorial and computational chemistry, and high-throughput screening. We also have established our own chemical compound library and infrastructure to perform high-throughput screening. This department, working together with our other research groups, is concerned with the discovery of small molecules that inhibit the growth of cancer by interfering with (1) the function of enzymes (kinases) which can promote uncontrolled growth in cancer cells that have lost normal control mechanisms, (2) the ability of cancer cells to resist cell death, (3) mechanisms of cell cycle progression, and (4) angiogenesis.

CORPORATE COLLABORATIONS

        In addition to our collaborations in the research and clinical areas with academic institutions, we have a number of collaborations with other corporations, the most significant of which are discussed below.

Collaborations with Bristol-Myers Squibb Company

        On September 19, 2001, we entered into an acquisition agreement (the "Acquisition Agreement") with BMS and Bristol-Myers Squibb Biologics Company, a Delaware corporation ("BMS Biologics"), which is a wholly-owned subsidiary of BMS, providing for the tender offer by BMS Biologics to purchase up to 14,392,003 shares of our common stock for $70.00 per share, net to the seller in cash. In connection with the Acquisition Agreement, we entered into a stockholder agreement with BMS and BMS Biologics, dated as of September 19, 2001 (the "Stockholder Agreement"), pursuant to which all parties agreed to various arrangements regarding the respective rights and obligations of each party with respect to, among other things, the ownership of shares of our common stock by BMS and BMS Biologics. Concurrent with the execution of the Acquisition Agreement and the Stockholder Agreement, we entered into a commercial agreement (the "Commercial Agreement") with BMS and E.R. Squibb, relating to ERBITUX pursuant to which, among other things, BMS and E.R. Squibb are co-developing and co-promoting ERBITUX in the United States and Canada with us, and are co-developing and co-promoting ERBITUX in Japan with us and either together or co-exclusively with Merck KGaA.

        On March 5, 2002, we amended the Commercial Agreement with E.R. Squibb and BMS. The amendment changed certain economics of the Commercial Agreement and has expanded the clinical and strategic roles of BMS in the ERBITUX development program. One of the principal economic changes to the Commercial Agreement is that we received payments of $140,000,000 on March 7, 2002 and $60,000,000 on March 5, 2003. Such payments are in lieu of the $300,000,000 milestone payment we would have received upon acceptance by the FDA of the ERBITUX BLA under the original terms of the Commercial Agreement. In addition, we agreed to resume and have resumed construction of our multiple product manufacturing facility located at 50 Chubb Way on our Branchburg, New Jersey campus ("BB50"). The terms of the Commercial Agreement, as amended on March 5, 2002, are set forth in more detail below.

Commercial Agreement

        Rights Granted to E.R. Squibb—Pursuant to the Commercial Agreement, as amended on March 5, 2002, we granted to E.R. Squibb (1) the exclusive right to distribute, and the co-exclusive right to develop and promote (together with us) any prescription pharmaceutical product using the compound ERBITUX (the "product") in the United States and Canada, (2) the co-exclusive right to develop, distribute and promote (together with us and together or co-exclusively with Merck KGaA and its affiliates) the product in Japan, and (3) the non-exclusive right to use our registered trademarks for the product in the United States, Canada and Japan (collectively, the "territory") in connection with the foregoing. In addition, we agreed not to grant any right or license to any third party, or otherwise permit any third party, to develop ERBITUX for animal health or any other application outside the human health field without the prior consent of E.R. Squibb (which consent may not be unreasonably withheld).

        Rights Granted to the Company—Pursuant to the Commercial Agreement, E.R. Squibb has granted to us and our affiliates a license, without the right to grant sublicenses (other than to Merck KGaA and its affiliates for use in Japan and to any third party for use outside the territory), to use solely for the purpose of developing, using, manufacturing, promoting, distributing and selling ERBITUX or the product, any process, know-how or other invention developed solely by E.R. Squibb or BMS that has general utility in connection with other products or compounds in addition to ERBITUX or the product ("E.R. Squibb Inventions").

        Up-Front and Milestone Payments—The Commercial Agreement provides for up-front and milestone payments by E.R. Squibb to us of $900,000,000 in the aggregate, of which $200,000,000 was paid on September 19, 2001, $140,000,000 was paid on March 7, 2002 and $60,000,000 was paid on March 5, 2003. On March 12, 2004, we received payment of $250,000,000 as a result of marketing approval from the FDA for ERBITUX. An additional $250,000,000 would become payable upon receipt of marketing approval from the FDA with respect to a second tumor type for ERBITUX. All such payments are non-refundable and non-creditable.

        Distribution Fees—The Commercial Agreement provides that E.R. Squibb shall pay us distribution fees based on a percentage of "annual net sales" of the product (as defined in the Commercial Agreement) by E.R. Squibb in the United States and Canada. The distribution fee is 39% of net sales in the United States and Canada.

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

        Development of the Product—Responsibilities associated with clinical and other ongoing studies are apportioned between the parties as determined by the product development committee described below. The Commercial Agreement provides for the establishment of clinical development plans setting forth the activities to be undertaken by the parties for the purpose of obtaining marketing approvals, providing market support and developing new indications and formulations of the product. After transition of responsibilities for certain clinical and other studies, each party is primarily responsible for performing the studies designated to it in the clinical development plans. In the United States and Canada, the Commercial Agreement provides that E.R. Squibb is responsible for 100% of the cost of all clinical studies other than those studies undertaken post-launch which are not pursuant to an IND (e.g. Phase IV studies), the cost of which is shared equally between E.R. Squibb and ImClone Systems. As between E.R. Squibb and ImClone Systems, each is responsible for 50% of the costs of all studies in Japan. We have also agreed, and may agree in the future, to share with E.R. Squibb, on terms other than the foregoing, costs of clinical studies that we believe are not potentially registrational but should be undertaken prior to launch in the United States, Canada or Japan. We have incurred $2,262,000 and $4,093,000 pursuant to such cost sharing for the years ended December 31, 2003 and 2002, respectively. We have also incurred $663,000 and $377,000 related to the agreement with respect to development in Japan for the years ended December 31, 2003 and 2002, respectively. Except as otherwise agreed upon by the parties, the Company owns all registrations for the product and is primarily responsible for the regulatory activities leading to registration in each country. E.R. Squibb is primarily responsible for the regulatory activities in each country after the product has been registered in that country. Pursuant to the terms of the Commercial Agreement, as amended, Andrew G. Bodnar, M.D., J.D., Senior Vice President, Strategy and Medical & External Affairs of BMS, and a member of the Company's Board of Directors, is entitled to oversee the implementation of the clinical and regulatory plan for ERBITUX.

        Distribution and Promotion of the Product—Pursuant to the Commercial Agreement, E.R. Squibb has agreed to use all commercially reasonable efforts to launch, promote and sell the product in the territory with the objective of maximizing the sales potential of the product and promoting the therapeutic profile and benefits of the product in the most commercially beneficial manner. In connection with its responsibilities for distribution, marketing and sales of the product in the territory, E.R. Squibb is performing all relevant functions, including but not limited to the provision of all sales force personnel, marketing (including all advertising and promotional expenditures), warehousing and physical distribution of the product.

        However, we have the right, at our election and sole expense, to co-promote with E.R. Squibb the product in the territory. Pursuant to this co-promotion option, which we have exercised, we are entitled (at our sole expense) to have our field organization participate in product support activities consistent with the marketing plan and development plans agreed upon by the parties, provided that E.R. Squibb retains the exclusive rights to sell and distribute the product. Except for our expenses incurred pursuant to the co-promotion option, E.R. Squibb is responsible for 100% of the distribution, sales and marketing costs in the United States and Canada, and as between E.R. Squibb and ImClone Systems, each is responsible for 50% of the distribution, sales, marketing costs and other related costs and expenses in Japan.

        Manufacture and Supply—The Commercial Agreement provides that we are responsible for the manufacture and supply of all requirements of ERBITUX in bulk form ("API") for clinical and commercial use in the territory, and that E.R. Squibb must purchase all of its requirements of API for commercial use from us. We supply API for clinical use at our fully burdened manufacturing or purchase cost, and supply API for commercial use at our fully burdened manufacturing or purchase cost plus a mark-up of 10%. Upon the expiration, termination or assignment of any existing agreements between ImClone Systems and third party manufacturers, E.R. Squibb will be responsible for processing API into the finished form of the product.

        Management—The parties have formed the following committees for purposes of managing their relationship and their respective rights and obligations under the Commercial Agreement:

  •
  a Joint Executive Committee (the "JEC"), which consists of certain senior officers of each party. The JEC is co-chaired by a representative of BMS and us. The JEC is responsible for, among other things, managing and overseeing the development and commercialization of ERBITUX pursuant to the terms of the Commercial Agreement, approving the annual budgets and multi-year expense forecasts, and resolving disputes, disagreements and deadlocks arising in the other committees;

  •
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

  •
  a Joint Commercialization Committee (the "JCC"), which consists of members of senior management of each party with clinical experience and expertise in marketing and sales. The JCC is chaired by a representative of BMS. The JCC is responsible for, among other things, overseeing the preparation and implementation of the marketing plans, coordinating the sales and commercial support efforts of E.R. Squibb and us, and reviewing and approving the marketing and promotional plans for the product in the territory; and

  •
  a Joint Manufacturing Committee (the "JMC"), which consists of members of senior management of each party with expertise in manufacturing. The JMC is chaired by our representative (unless a determination is made that a long-term inability to supply API exists, in which case the JMC will be co-chaired by representatives of E.R. Squibb and us). The JMC is responsible for, among other things, overseeing and coordinating the manufacturing and supply of API and the product, and formulating and directing the manufacturing strategy for the product.

        Any matter that is the subject of a deadlock (i.e., no consensus decision) in the PDC, the JCC or the JMC will be referred to the JEC for resolution. Subject to certain exceptions, deadlocks in the JEC will be resolved as follows: (1) if the matter was also the subject of a deadlock in the PDC, by the co-chairperson of the JEC designated by us, (2) if the matter was also the subject of a deadlock in the JCC, by the co-chairperson of the JEC designated by BMS, or (3) if the matter was also the subject of a deadlock in the JMC, by the co-chairperson of the JEC designated by us. All other deadlocks in the JEC will be resolved by arbitration.

        Right of First Offer—E.R. Squibb has a right of first offer with respect to our investigational IMC-KDR monoclonal antibodies should we decide to enter into a partnering arrangement with a third party with respect to IMC-KDR antibodies at any time prior to the earlier to occur of September 19, 2006 and the first anniversary of the date which is 45 days after any date on which BMS's ownership interest in ImClone Systems is less than 5%. If we decide to enter into a partnering arrangement during such period, we must notify E.R. Squibb. If E.R. Squibb notifies us that it is interested in such an arrangement, we will provide proposed terms to E.R. Squibb and the parties will negotiate in good faith for 90 days to attempt to agree on the terms and conditions of such an arrangement. If the parties do not reach agreement during this period, E.R. Squibb must propose the terms of an arrangement which it is willing to enter into, and if we reject such terms we may enter into an agreement with a third party with respect to such a partnering arrangement (provided that the terms of any such agreement may not be more favorable to the third party than the terms proposed by E.R. Squibb).

        Right of First Negotiation—If at any time during the restricted period (as defined below), we are interested in establishing a partnering relationship with a third party involving certain compounds or products not related to IMC-KDR antibodies, we must notify E.R. Squibb and E.R. Squibb will have 90 days to enter into a non-binding agreement with us with respect to such a partnering relationship. In the event that E.R. Squibb and ImClone Systems do not enter into a non-binding agreement, we are free to negotiate with third parties without further obligation to E.R. Squibb. The "restricted period" means the period from September 19, 2001 until the earliest to occur of (1) September 19, 2006, (2) a reduction in BMS's ownership interest in ImClone Systems to below 5% for 45 consecutive days, (3) a transfer or other disposition of shares of our common stock by BMS or any of its affiliates such that BMS and its affiliates own or have control over less than 75% of the maximum number of shares of our common stock owned by BMS and its affiliates at any time after September 19, 2001, (4) an acquisition by a third party of more than 35% of the outstanding Shares, (5) a termination of the Commercial Agreement by BMS due to significant regulatory or safety concerns regarding ERBITUX, or (6) our termination of the Commercial Agreement due to a material breach by BMS.

        Restriction on Competing Products—During the period from the date of the Commercial Agreement until September 19, 2008, the parties have agreed not to, directly or indirectly, develop or commercialize a competing product (defined as a product that has as its only mechanism of action an antagonism of the EGF receptor) in any country in the territory. In the event that any party proposes to commercialize a competing product or purchases or otherwise takes control of a third party which has developed or commercialized a competing product, then such party must either divest the competing product within 12 months or offer the other party the right to participate in the commercialization and development of the competing product on a 50/50 basis (provided that if the parties cannot reach agreement with respect to such an agreement, the competing product must be divested within 12 months).

        Ownership—The Commercial Agreement provides that we own all data and information concerning ERBITUX and the product, and except for E.R. Squibb Inventions, all processes, know-how and other inventions relating to the product and developed by either party or jointly by the parties. E.R. Squibb, however, has the right to use all such data and information, and all such processes, know-how or other inventions, in order to fulfill its obligations under the Commercial Agreement.

        Product Recalls—If E.R. Squibb is required by any regulatory authority to recall the product in any country in the territory (or if the JCC determines such a recall to be appropriate), then E.R. Squibb and ImClone Systems shall bear the costs and expenses associated with such a recall (1) in the United States and Canada, in the proportion of 39% for ImClone Systems and 61% for E.R. Squibb and (2) in Japan, in the proportion for which each party is entitled to receive operating profit or loss (unless, in the territory, the predominant cause for such a recall is the fault of either party, in which case all such costs and expenses shall be borne by such party).

        Mandatory Transfer—Each of BMS and E.R. Squibb has agreed under the Commercial Agreement that in the event it sells or otherwise transfers all or substantially all of its pharmaceutical business or pharmaceutical oncology business, it must also transfer to the transferee its rights and obligations under the Commercial Agreement.

        Indemnification—Pursuant to the Commercial Agreement, each party has agreed to indemnify the other for (1) its negligence, recklessness or wrongful intentional acts or omissions, (2) its failure to perform certain of its obligations under the agreement, and (3) any breach of its representations and warranties under the agreement.

        Termination—Unless earlier terminated pursuant to the termination rights discussed below, the Commercial Agreement expires with regard to the product in each country in the territory on the later of September 19, 2018 and the date on which the sale of the product ceases to be covered by a validly issued or pending patent in such country. The Commercial Agreement may also be terminated prior to such expiration as follows:

  •
  by either party, in the event that the other party materially breaches any of its material obligations under the Commercial Agreement and has not cured such breach within 60 days after notice;

  •
  by E.R. Squibb, if the JEC determines that there exists a significant concern regarding a regulatory or patient safety issue that would seriously impact the long-term viability of all products; or

  •
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

        In June 2002, BMS and ImClone agreed that certain ERBITUX clinical study costs incurred by us but billed to BMS under the Commercial Agreement would in fact be borne by us due to such studies non-registrational nature. This resulted in the issuance of credit memos to BMS during the year ended December 31, 2002 totaling approximately $2,949,000, which ultimately reduced collaborative agreement revenue and license fee revenue in the year ended December 31, 2002.

Acquisition Agreement

        On October 29, 2001, pursuant to the Acquisition Agreement, BMS Biologics accepted for payment pursuant to the tender offer 14,392,003 shares of the Company's common stock on a pro rata basis from all tendering shareholders and those conditionally exercising stock options.

Stockholder Agreement

        Pursuant to the Stockholder Agreement, our Board was increased from ten to twelve members in October 2001. BMS received the right to nominate two directors to our Board (each a "BMS director") so long as its ownership interest in ImClone Systems is 12.5% or greater. If BMS' ownership interest is 5% or greater but less than 12.5%, BMS will have the right to nominate one BMS director, and if BMS' ownership interest is less than 5%, BMS will have no right to nominate a BMS director. If the size of the Board is increased to a number greater than twelve, the number of BMS directors would be increased, subject to rounding, such that the number of BMS directors is proportionate to the lesser of BMS' then-current ownership interest and 19.9%. Notwithstanding the foregoing, BMS will have no right to nominate any BMS directors if (1) we have terminated the Commercial Agreement due to a material breach by BMS or (2) BMS' ownership interest were to remain below 5% for 45 consecutive days.

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

        Voting of Shares—During the period in which BMS has the right to nominate at least one BMS director, BMS and its affiliates are required to vote all of their shares in the same proportion as the votes cast by all of our other stockholders with respect to the election or removal of non-BMS directors.

        Committees of the Board of Directors—During the period in which BMS has the right to nominate at least one BMS director, BMS also has the right, subject to certain exceptions and limitations, to have one member of each committee of the Board be a BMS director. In order to maintain independence of the Audit, Nominating & Corporate Governance, and Compensation and Stock Option Committees, no BMS director is serving on these committees.

        Approval Required for Certain Actions—We may not take any action that constitutes a prohibited action under the Stockholder Agreement without the consent of the BMS directors, until September 19, 2006 or earlier, if any of the following occurs: (1) a reduction in BMS's ownership interest to below 5% for 45 consecutive days, (2) a transfer or other disposition of shares of our common stock by BMS or any of its affiliates such that BMS and its affiliates own or have control over less than 75% of the maximum number of shares of our common stock owned by BMS and its affiliates at any time after September 19, 2001, (3) an acquisition by a third party of more than 35% of the outstanding shares of our common stock, (4) a termination of the Commercial Agreement by BMS due to significant regulatory or safety concerns regarding ERBITUX, or (5) a termination of the Commercial Agreement due to a material breach by BMS. Such prohibited actions include (1) issuing additional shares or securities convertible into shares in excess of 21,473,002 shares of our common stock in the aggregate, subject to certain exceptions; (2) incurring additional indebtedness if the total of (A) the principal amount of indebtedness incurred since September 19, 2001 and then-outstanding, and (B) the net proceeds from the issuance of any redeemable preferred stock then-outstanding, would exceed our amount of indebtedness for borrowed money outstanding as of September 19, 2001 by more than $500 million; (3) acquiring any business if the aggregate consideration for such acquisition, when taken together with the aggregate consideration for all other acquisitions consummated during the previous twelve months, is in excess of 25% of our aggregate value at the time the binding agreement relating to such acquisition was entered into; (4) disposing of all or any substantial portion of our non-cash assets; (5) entering into non-competition agreements that would be binding on BMS, its affiliates or any BMS director; (6) taking certain actions that would have a discriminatory effect on BMS or any of its affiliates as a stockholder; and (7) issuing capital stock with more than one vote per share.

        Limitation on Additional Purchases of Shares and Other Actions—Subject to the exceptions set forth below, until September 19, 2006 or, if earlier, the occurrence of any of (1) an acquisition by a third party of more than 35% of our outstanding shares, (2) the first anniversary of a reduction in BMS's ownership interest in us to below 5% for 45 consecutive days, or (3) our taking a prohibited action under the Stockholder Agreement without the consent of the BMS directors, neither BMS nor any of its affiliates will acquire beneficial ownership of any shares of our common stock or take any of the following actions: (1) encourage any proposal for a business combination with us or an acquisition of our shares; (2) participate in the solicitation of proxies from holders of shares of our common stock; (3) form or participate in any "group" (within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934) with respect to shares of our common stock; (4) enter into any voting arrangement with respect to shares of our common stock; or (5) seek any amendment to or waiver of these restrictions.

        The following are exceptions to the standstill restrictions described above: (1) BMS Biologics may acquire beneficial ownership of shares of our common stock either in the open market or from us pursuant to the option described below, so long as, after giving effect to any such acquisition of shares,

BMS' ownership interest would not exceed 19.9%; (2) BMS may make, subject to certain conditions, a proposal to the Board to acquire shares of our common stock if we provide material non-public information to a third party in connection with, or begin active negotiation of, an acquisition by a third party of more than 35% of the outstanding shares; (3) BMS may acquire shares of our common stock if such acquisition has been approved by a majority of the non-BMS directors; and (4) BMS may make, subject to certain conditions, including that an acquisition of shares be at a premium of at least 25% to the prevailing market price, non-public requests to the Board to amend or waive any of the standstill restrictions described above. Certain of the exceptions to the standstill provisions described above will terminate upon the occurrence of: (1) a reduction in BMS's ownership interest in us to below 5% for 45 consecutive days, (2) a transfer or other disposition of shares of our common stock by BMS or any of its affiliates such that BMS and its affiliates own or have control over less than 75% of the maximum number of shares owned by BMS and its affiliates at any time after September 19, 2001, (3) a termination of the Commercial Agreement by BMS due to significant regulatory or safety concerns regarding ERBITUX, or (4) a termination of the Commercial Agreement by us due to a material breach by BMS.

        Option to Purchase Shares in the Event of Dilution—BMS Biologics has the right under certain circumstances to purchase additional shares of common stock from us at market prices, pursuant to an option granted to BMS by us, in the event that BMS's ownership interest is diluted (other than by any transfer or other disposition by BMS or any of its affiliates). BMS can exercise this right (1) once per year, (2) if we issue shares of common stock in excess of 10% of the then-outstanding shares in one day, and (3) if BMS's ownership interest is reduced to below 5% or 12.5%. BMS Biologics' right to purchase additional shares of common stock from us pursuant to this option will terminate on September 19, 2006 or, if earlier, upon the occurrence of (1) an acquisition by a third party of more than 35% of the outstanding shares, or (2) the first anniversary of a reduction in BMS's ownership interest in us to below 5% for 45 consecutive days.

        Transfers of Shares—Until September 19, 2004, neither BMS nor any of its affiliates may transfer any shares of our common stock or enter into any arrangement that transfers any of the economic consequences associated with the ownership of shares. After September 19, 2004, neither BMS nor any of its affiliates may transfer any shares or enter into any arrangement that transfers any of the economic consequences associated with the ownership of shares, except (1) pursuant to registration rights granted to BMS with respect to the shares, (2) pursuant to Rule 144 under the Securities Act of 1933, as amended or (3) for certain hedging transactions. Any such transfer is subject to the following limitations: (1) the transferee may not acquire beneficial ownership of more than 5% of the then-outstanding shares of common stock; (2) no more than 10% of the total outstanding shares of common stock may be sold in any one registered underwritten public offering; and (3) neither BMS nor any of its affiliates may transfer shares of common stock (except for registered firm commitment underwritten public offerings pursuant to the registration rights described below) or enter into hedging transactions in any twelve-month period that would, individually or in the aggregate, have the effect of reducing the economic exposure of BMS and its affiliates by the equivalent of more than 10% of the maximum number of shares of common stock owned by BMS and its affiliates at any time after September 19, 2001. Notwithstanding the foregoing, BMS Biologics may transfer all, but not less than all, of the shares of common stock owned by it to BMS or to E.R. Squibb or another wholly-owned subsidiary of BMS.

        Registration Rights—We granted BMS customary registration rights with respect to shares of common stock owned by BMS or any of its affiliates.

Collaborations with Merck KGaA

        In December 1998, we entered into a development and license agreement with Merck KGaA with respect to ERBITUX. In exchange for granting Merck KGaA exclusive rights to market ERBITUX outside of the United States and Canada and co-exclusive development rights in Japan, we have received $30,000,000 through December 31, 2003 in up-front cash fees and early cash payments based on the achievement of defined milestones. An additional $25,000,000 has been received through December 31, 2003 based upon the achievement of further milestones for which Merck KGaA received equity in us and an additional $5,000,000 equity payment is possible contingent upon Merck KGaA receiving marketing approval for ERBITUX in the European Union (the "EU").

        The chart below details the equity milestone payments received from Merck KGaA through December 31, 2003:

Date	Amount of Milestone	Revenue Recognized	Number of common shares issued to Merck KGaA	Price per share
August 2001	$5,000,000	$1,760,000	63,027	$79.33
May 2003*	$6,000,000	$—	334,471	$17.94
June 2003*	$3,000,000	$—	150,007	$20.00
July 2003**	$3,000,000	$—	92,276	$32.51
July 2003**	$3,000,000	$—	90,944	$32.99
December 2003***	$5,000,000	$—	127,199	$39.31

*
Entire amount of proceeds was recorded as a capital transaction during the second quarter of 2003.
**
Entire amount of proceeds was recorded as a capital transaction during the third quarter of 2003.
***
Entire amount of proceeds was recorded as a capital transaction during the fourth quarter of 2003.

        The equity interests underlying the milestone payments are priced at varying premiums to the then-market price of the common stock depending upon the timing of the achievement of the respective milestones. Merck KGaA will pay us a royalty on future sales of ERBITUX outside of the United States and Canada, if any. This agreement may be terminated by Merck KGaA in various instances, including (1) at its discretion on any date on which a milestone is achieved (in which case no milestone payment will be made), or (2) for a one-year period after first commercial sale of ERBITUX in Merck KGaA's territory, upon Merck KGaA's reasonable determination that the product is economically unfeasible (in which case Merck KGaA is entitled to receive back 50% of the cash-based up-front fees and milestone payments then paid to date, but only out of revenues received, if any, based upon a royalty rate applied to the gross profit from ERBITUX sales or a percentage of ERBITUX fees and royalties received from a sublicensee on account of the sale of ERBITUX in the United States and Canada). In August 2001, Merck KGaA and we amended this agreement to provide, among other things, that Merck KGaA may manufacture ERBITUX for supply in its territory and may utilize a third party to do so upon our reasonable acceptance. The amendment further released Merck KGaA from its obligations under the agreement relating to providing a guaranty under a $30,000,000 credit facility relating to the build-out of BB36. In addition, the amendment provides that the companies have co-exclusive rights to ERBITUX in Japan, including the right to sublicense and Merck KGaA waived its right of first offer in the case of a proposed sublicense by us of ERBITUX in our territory. In consideration for the amendment, we agreed to a reduction in royalties payable by Merck KGaA on sales of ERBITUX in Merck KGaA's territory.

        In conjunction with Merck KGaA, we have expanded the study of ERBITUX plus radiotherapy in squamous cell carcinoma of the head and neck. In order to support clinical studies, Merck KGaA has agreed to purchase ERBITUX manufactured by Lonza and us for use in these studies and has further agreed to reimburse us for one-half of the outside contract service costs incurred with respect to the

Phase III clinical study of ERBITUX for the treatment of head and neck cancer in combination with radiation. In September 2002, we entered into a binding term sheet, effective as of April 15, 2002, for the supply of ERBITUX to Merck KGaA, which replaces previous supply arrangements. The term sheet provides for Merck KGaA to purchase bulk and finished ERBITUX ordered from us during the term of the December 1998 development and license agreement at a price equal to our fully loaded cost of goods. The term sheet also provides for Merck KGaA to use reasonable efforts to enter into its own contract manufacturing agreements for supply of ERBITUX by 2004 and obligates Merck KGaA to reimburse us for costs associated with transferring technology and any other services requested by Merck KGaA relating to establishing its own manufacturing or contract manufacturing capacity.

        In June 2003, we agreed to supply a fixed quantity of ERBITUX for use in Merck KGaA's medical affairs program on different ordering and pricing terms than those provided in the binding term sheet, including prepayment by Merck KGaA for a portion of such supply. We have recorded this prepayment as deferred revenue on the Consolidated Balance Sheet until such time as the product is shipped to Merck KGaA.

        BEC2 Research and License Agreement.    Effective April 1990, we entered into an agreement with Merck KGaA relating to the development and commercialization of BEC2 and the recombinant gp75 antigen. Under this agreement:

  •
  we granted Merck KGaA a license, with the right to sublicense, to make, have made, use, sell, or have sold BEC2 and gp75 antigen outside North America;

  •
  we granted Merck KGaA a license, without the right to sublicense, to use, sell, or have sold, but not to make, BEC2 within North America in conjunction with ImClone Systems;

  •
  we retained the rights, (1) without the right to sublicense, to make, have made, use, sell, or have sold BEC2 in North America in conjunction with Merck KGaA and (2) with the right to sublicense, to make, have made, use, sell, or have sold gp75 antigen in North America;

  •
  we are required to give Merck KGaA the opportunity to negotiate a license in North America to gp75 antigen before granting such a license to any third party.

In return, Merck KGaA:

  •
  has made research support payments to us totaling $4,700,000;

  •
  is required to make milestone payments to us of up to $22,500,000, of which $4,000,000 has been received through December 31, 2003, based on milestones achieved in the product development of BEC2;

  •
  is required to make royalty payments to us on all sales of the licensed products outside North America, if any, with a portion of the earlier funding received under the agreement being creditable against the amount of royalties due.

        Merck KGaA is responsible for conducting the clinical studies and regulatory submissions outside North America, and we are responsible for conducting those within North America. Costs worldwide to conduct a multi-site, multinational Phase III clinical study investigating the treatment of limited disease small-cell lung carcinoma with BEC2 are the responsibility of Merck KGaA. These include our out-of-pocket costs (but do not include costs of establishing a manufacturing facility) for manufacturing materials for clinical studies, conduct of clinical studies and regulatory submissions (other than drug approval fees, which are the responsibility of Merck KGaA or ImClone Systems in our respective territories). If these expenses, including such expenses of Merck KGaA, exceed DM17,000,000, such excess expenses will be shared 60% by Merck KGaA and 40% by us. This expense level was reached during the fourth quarter of 2000 and all expenses from that point forward are being shared 60% by Merck KGaA and 40% by us. We will negotiate with Merck KGaA the allocation of costs for the conduct of additional clinical studies for other indications. We are responsible for providing the supply of the active agent outside of North America at the expense of Merck KGaA, and the parties intend that the cost of goods sold in North America be paid out of gross sales of any licensed product in North America in accordance with a co-promotion agreement to be negotiated.

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

        Under the agreement Abbott has paid us up-front fees and research support, and is obligated to pay milestone fees and royalties on sales. In June 1997, we received two milestone payments from Abbott totaling $1,000,000, as a result of a patent issuance in Europe for our RCR technology. This was partially credited against royalties. The issuance of the patent also entitles ImClone Systems to receive royalty payments on sales in covered European countries for products using our RCR technology. In December 1999, a U.S. patent was issued for the RCR technology for which we have received a $500,000 milestone payment from Abbott and have received royalties on sales by Abbott of products using the RCR technology. In February 2000, a Japanese patent was issued on this technology and as a result we received a $250,000 milestone payment. The agreement terminates upon the later of (1) the last to expire of any patents issued and covered by the technology or (2) if no patents are granted, twenty years, subject to certain earlier termination provisions contained in the agreement. We have an exclusive worldwide fully paid up license to the RCR technology and the patents issued with respect to it.

        Royalty revenue consists primarily of royalty payments received from Abbott pursuant to the licensing of some of our diagnostic products and techniques on a worldwide basis. During 2003 we earned royalty payments of $554,000 from Abbott, a decrease of $796,000 from the corresponding period in 2002. The decrease is due to the fact that Abbott discontinued the sales of these products during 2003, therefore we expect that any royalties in the future will be minimal as Abbott exhausts its existing inventory.

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

        The successor to Cyanamid, Wyeth (formerly known as American Home Products Corporation) has the responsibility under both agreements for conducting pre-clinical and clinical studies of the vaccine candidates, obtaining regulatory approval, and manufacturing and marketing the vaccines. Wyeth is required to pay royalties to us in connection with sales of the vaccines, if any.

        In the year ended December 31, 2003, no revenues were recorded under the Wyeth agreements.

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

        In the year ended December 31, 2003, we recorded revenues of $58,000 under the GlaxoSmithKline plc agreement, which consisted of a license fee.

Amgen, Inc.

        We have entered into a non-exclusive license and supply agreement with Amgen, Inc. (formerly Immunex Corporation) under which we have granted Amgen an exclusive worldwide license to the flk-2/flt-3 receptor for the limited use of the manufacture of the flk-2/flt-3 growth factor. Under this agreement, we are to receive certain royalty and licensing fees.

        In the year ended December 31, 2003, no revenues were recorded under this agreement.

MANUFACTURING

ImClone Systems Manufacturing Facilities

        We own and operate a pilot manufacturing facility ("BB22") for biologics in Branchburg, New Jersey for the manufacture of clinical study materials. At our pilot facility, we previously manufactured a portion of the ERBITUX utilized for clinical studies. We now are using our pilot facility for ERBITUX manufacturing process improvements, to develop the cell culture and purification process for IMC-KDR antibodies and to produce IMC-KDR antibodies for anticipated clinical studies. We also plan to use the pilot manufacturing facility for the manufacture of other monoclonal antibodies in early development. Our pilot facility is operated in accordance with current Good Manufacturing Practices ("cGMP"), which is a requirement for product manufactured for use in clinical studies and for commercial sale.

        Production of ERBITUX in commercial quantities required the expansion of our manufacturing capabilities and the hiring and training of additional personnel. In July 2001, we completed construction of an 80,000 square foot manufacturing facility, BB36, on our Branchburg, New Jersey campus. BB36 contains three 10,000 liter (production volume) fermenters and is dedicated to the clinical and commercial production of ERBITUX. The construction of BB36 cost a total of approximately $53,000,000, excluding capitalized interest of approximately $1,966,000. BB36 was ready for its intended use and was put into operation in July 2001. In July 2002, the FDA authorized ERBITUX manufactured at BB36 for investigational use, and on February 12, 2004 the FDA reiterated that ERBITUX produced at BB36 will continue to be allowed for use in ongoing and planned clinical studies. Additionally, BB36 had a satisfactory cGMP inspection by the Regierungspräsidium Darmstadt that resulted in a Product Import license being granted to Merck KGaA in April 2003, covering the period November 2003 to October 2004. In December 2003, Swissmedic approved ERBITUX manufactured at BB36 for commercial use in Switzerland, in addition to ERBITUX manufactured at a European contract manufacturing site (Boehringer Ingelheim).

        On February 12, 2004, we withdrew our manufacturing facility, BB36, from the CMC section of the BLA for ERBITUX and also on February 12, 2004 we submitted a CMC supplemental BLA for licensure of the facility. Based on PDUFA guidelines, the FDA has four months from the submission date to take action on the CMC supplemental BLA filing. The withdrawal and resubmission followed a request from the FDA for information on a larger group of patients treated with drug supplied from BB36 to confirm previously submitted safety data from that facility. This information has been collected from the Company's Phase II ERBITUX single agent study of patients with EGFR-expressing refractory metastatic colorectal cancer (IMCL-0144). The CMC supplemental BLA includes the previously withdrawn BB36 CMC section, as well as information on the larger group of patients.

        Subject to licensure of BB36 within the PDUFA timetable, we believe we can meet full commercial demand for ERBITUX on an ongoing basis.

        Adjacent to BB36 we are building a new multi-use manufacturing facilty, BB50, with capacity of up to 110,000 liters (production volume). The 250,000 square foot facility will cost approximately $260,000,000, and is being built on land purchased in July 2000. The actual cost of the new facility may change depending upon various factors. We have incurred approximately $144,112,000 in conceptual design, engineering, pre-construction and construction costs, excluding capitalized interest of approximately $8,673,000, through December 31, 2003. Through December 31, 2003, committed purchase orders totaling approximately $157,870,000 have been placed with subcontractors and for equipment related to this project. In addition, $69,230,000 in engineering, procurement, construction management and validation costs were committed. As of December 31, 2003, $132,729,000 has been paid relating to these committed purchase orders. During August 2002, we executed an escrow agreement with Branchburg Township (the "Township"). The agreement required us to deposit $5,040,000 in an escrow account until we supplied the Township with certain New Jersey Department of Environmental Protection permits and also certain water and sewer permits related to the construction of this facility. Interest that accrued on the escrow deposit was allocated two-thirds to us and one-third to the Township. The escrow deposit was requested by the Township to insure that funds would be available to restore the site to its original condition should we fail to obtain such permits required for construction at the site. We have satisfied the permit requirements of the Township and were refunded the escrow principal and accrued interest totaling $5,101,000 in April 2003.

Contract Manufacturing

        In September 2000, we entered into a three-year commercial manufacturing services agreement with Lonza relating to ERBITUX. This agreement was amended in June 2001, September 2001, and August 2003 to include additional services and potentially to extend the term of the agreement. The total cost for services to be provided under the commercial manufacturing services agreement is approximately $86,913,000. We have incurred costs of $23,189,000, $51,520,000 and $4,913,000 for the years ended December 31, 2003, 2002 and 2001, respectively, and $85,022,000 was incurred from inception through December 31, 2003, for services provided under the commercial manufacturing services agreement.

        Under the September 2000 agreement, Lonza manufactured and delivered ERBITUX at the 5,000-liter scale under current cGMP and delivered it to us. The costs associated with this agreement were included in research and development expenses when incurred. The subsequent costs, if any, associated with manufacturing ERBITUX for commercial sale will be included in inventory and expensed when sold. During the term of the agreement, certain batches were cancelled at negotiated rates agreed to by the parties. All existing commitments under this agreement were completed during the three months ended June 30, 2003, but an August 2003 amendment to the agreement allows for potential manufacture of a limited number of additional batches.

        In December 2001, we entered into an agreement with Lonza to manufacture ERBITUX at the 2,000-liter scale for use in clinical studies by Merck KGaA. The costs associated with the agreement are reimbursable by Merck KGaA and accordingly are accounted for as collaborative agreement revenue and such costs are also included in research and development expenses in the Consolidated Statements of Operations. We did not incur any costs associated with this agreement during the year ended December 31, 2003 and $4,700,000 and $2,483,000 was incurred in the years ended December 31, 2002 and 2001, respectively. From inception to December 31, 2003, we have incurred approximately $7,183,000 for services provided under this agreement. As of December 31, 2003, Merck KGaA has reimbursed us in full for all the services provided under this agreement and Lonza has completed its responsibilities under such agreement.

        On January 2, 2002, we executed a letter of intent with Lonza to enter into a long-term supply agreement. The long-term supply agreement would have applied to a large scale manufacturing facility that Lonza is constructing, which would have been able to produce ERBITUX in 20,000-liter batches. We paid Lonza $3,250,000 upon execution of the letter of intent for the exclusive right to negotiate a long-term supply agreement for a portion of the facility's manufacturing capacity. In September 2002, we wrote-off the deposit as a charge to marketing, general and administrative expenses because the exclusive negotiation period ended on September 30, 2002. In light of the assistance we provided to BMS with respect to preserving and then relinquishing the manufacturing capacity described above, BMS paid us $3,250,000 in April 2003 and this amount is recognized as a reduction to marketing, general and administrative expenses in the year ended December 31, 2003.

        We rely entirely on third party manufacturers for filling and finishing services with respect to ERBITUX. If our current third party manufacturers or critical raw material suppliers, including Lonza, fail to meet our expectations, we cannot be assured that we will be able to enter into new agreements with other suppliers or third party manufacturers without an adverse effect on our business.

MARKETING AND SALES

        Pursuant to the terms of the Commercial Agreement, E.R. Squibb has primary responsibility for distribution, marketing and sales of ERBITUX in the United States and Canada and will provide sales force personnel and marketing services for ERBITUX. We have the right, at our election and sole expense, to co-promote ERBITUX with E.R. Squibb. As part of our strategy to develop the capacity to market our cancer therapeutic products, we have exercised this co-promotion right and are therefore entitled to have our field organization participate in activities supporting the commercial launch of ERBITUX. Pursuant to the terms of the Commercial Agreement, E.R. Squibb retains the exclusive rights to sell and distribute the product. Pursuant to our co-promotion rights, we have hired 15 scientific services liaisons to support the ongoing development of ERBITUX from a pre-clinical and translational research perspective.

        We also have co-promotion rights for commercialization of our BEC2 cancer vaccine in North America pursuant to our BEC2 agreement with Merck KGaA.

        In order to develop our internal marketing and commercial capabilities, in 1999 we hired a strategic marketing team with experience in the commercial launch of a monoclonal antibody cancer therapeutic and we intend to build an internal commercial organization and an infrastructure to support our cancer therapeutic products.

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

PATENTS AND TRADEMARKS

General

        We seek patent protection for our proprietary technology and products in the United States and abroad. Patent applications have been submitted and are pending in the United States, Canada, Europe and Japan, as well as other countries. The patent position of biopharmaceutical firms generally is highly uncertain and involves complex legal and factual questions. Our success will depend, in part, on whether we can:

  •
  obtain patents to protect our own products;

  •
  obtain licenses to use the technologies of third parties, which may be protected by patents;

  •
  protect our trade secrets and know-how; and

  •
  operate without infringing the intellectual property and proprietary rights of others.

Patent Rights; Licenses

        We currently have exclusive licenses or assignments to 90 issued patents worldwide that relate to our proprietary technology in the United States and foreign countries, 46 of which are issued United States patents. In addition, we currently have exclusive licenses or assignments to approximately 62 families of patent applications.

        ERBITUX.    We have an exclusive license from the University of California at San Diego to an issued United States patent for the murine form of ERBITUX, our EGF receptor antibody product. We believe that this patent's scope should be its literal claim scope as well as other antibodies not literally embraced but potentially covered under the patent law doctrine of equivalents. Whether or not a particular antibody is found to be an equivalent to the antibodies literally covered by the patent can only be determined at the time of a potential infringement, and in view of the technical details of the potentially infringing antibody in question. Our licensor of this patent did not obtain patent protection outside the United States for this antibody.

        We are pursuing additional patent protection relating to the field of EGF receptor antibodies in the treatment of cancer that may limit the ability of third parties to commercialize EGF receptor antibodies for such use. Specifically, we are pursuing patent protection for the use of EGF receptor antibodies in combination with chemotherapy to inhibit tumors or tumor growth. We have exclusively licensed from Rhone-Poulenc Rorer Pharmaceuticals, now known as Aventis, patent applications seeking to cover the therapeutic use of antibodies to the EGF receptor in conjunction with anti-neoplastic agents. A U.S. patent, a Canadian patent and a European patent were issued in this family. In December 2002, Opposition Proceedings seeking to revoke the European patent were brought by the Scripps Research Institute, Amgen Inc., Abgenix, Inc., and YM Biosciences Inc. An Opposition Proceeding is an administrative process, the outcome of which may be that our European patent will be revoked. The Company is vigorously defending its position in this matter. We have filed additional patent applications, based in part on our own research, that would cover the use of ERBITUX and other EGF receptor antibodies in conjunction with radiation therapy, and the use of ERBITUX and other EGF receptor inhibitors in refractory patients, either alone or in combination with chemotherapy or radiation therapy. We have also filed patent applications that include claims on the use of conjugated forms of ERBITUX, as well as humanized forms of the antibody and fragments.

        Our license agreements with the University of California, San Diego and Aventis require us to pay royalties on sales of ERBITUX that are covered by these licenses.

        There can be no assurance that patent applications related to the field of antibodies in the treatment of cancer to which we hold rights will result in the issuance of patents, that any patents issued or licensed to our company related to ERBITUX or its use will not be challenged and held to be invalid or of a scope of coverage that is different from what we believe the patent's scope to be, or that our present or future patents related to these technologies will ultimately provide adequate patent coverage for or protection of our present or future EGF receptor antibody technologies, products or processes. Until recently, patent applications were secret until patents were issued in the U.S., or corresponding applications were published in foreign countries, and because publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first to make our inventions, or that we were the first to file patent applications for such inventions. In addition, patents do not give the holder the right to commercialize technology covered by the patents, should our production or our use be found by a court to be embraced by the patent of another.

        In the event that we are called upon to defend and/or prosecute patent suits and/or related legal or administrative proceedings, such proceedings are costly and time consuming and could result in loss of our patent rights, infringement penalties or both. Litigation and patent interference proceedings could result in substantial expense to us and significant diversion of efforts by our technical and management personnel. An adverse determination in any such interference proceedings or in patent litigation, particularly with respect to ERBITUX, to which we may become a party could subject us to significant liabilities to third parties or require us to seek licenses from third parties. If required, the necessary licenses may not be available on acceptable financial or other terms or at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us, in whole or in part, from commercializing our products, which could have a material adverse effect on our business, financial condition and results of operations.

        In the event that there is patent litigation involving one or more of the patents issued to us, there can be no guarantee that the patents will be held valid and enforceable. The scope of patents may be called into question and could result in a decision by a court that the claims have a different scope than we believe them to have. Further, the outcome of patent litigation is subject to intangibles that cannot be adequately quantified in advance, including the demeanor and credibility of witnesses that will be called to testify and the identity of the adverse party. This is especially true in biotechnology-related patent cases that may turn on the testimony of experts as to technical facts upon which experts may reasonably disagree.

        We are aware of a U.S. patent issued to a third party that includes claims covering the use, subject to certain restrictions, of antibodies to the EGF receptor and cytotoxic factors to inhibit tumor growth. Our patent counsel has advised us that in its opinion, subject to the assumptions and qualifications set forth in such opinion, no valid claim of this third party patent is infringed by reason of our manufacture or sale, or medical professionals' use of ERBITUX or any second-generation product, i.e., IMC-11F8, alone or in combination with chemotherapy or radiation therapy and, therefore, in the event of litigation for infringement of this third party patent, a court should find that no valid claim of this third party patent is infringed. Based upon this opinion, as well as our review, in conjunction with our patent counsel, of other relevant patents, we believe that we will be able to commercialize ERBITUX alone and in combination with chemotherapy (and radiation therapy provided we successfully complete our clinical studies and receive the necessary FDA approvals.) This opinion of counsel, however, is not binding on any court or the U.S. Patent and Trademark Office. In addition, there can be no assurance that we will not in the future, in the U.S. or any other country, be subject to patent infringement claims, patent interference proceedings or adverse judgments in patent litigation.

        There can be no assurance that we will not be subject to claims in patent suits, that one or more of our products or processes infringe third parties' patents or violate the proprietary rights of third parties. Defense and prosecution of such patent suits can result in the diversion of substantial financial, management and other resources from our other activities. An adverse outcome could subject us to significant liability to third parties, require us to obtain licenses from third parties, or require that we cease any related product development activities or product sales.

        An adverse determination by a court in any such patent litigation, or by the U.S. Patent and Trademark Office in a patent interference proceeding, particularly with respect to ERBITUX, to which we may become a party, could subject us to significant liabilities to third parties or require us to seek licenses from third parties, or result in loss in whole or part of our ability to continue to sell our product. If required, the necessary licenses may not be available on acceptable terms or at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us, in whole or in part, from commercializing our products, which could have a material adverse effect on our business, financial condition and results of operations.

        ERBITUX is a chimerized monoclonal antibody, which means it is made of antibody fragments derived from more than one type of animal. Patents have been issued to other biotechnology companies that relate to chimerized antibodies and their manufacture. Therefore, we may be required to obtain licenses under these patents in order to continue commercializing and manufacturing our own chimerized monoclonal antibodies, including ERBITUX or any second-generation product, i.e., IMC-11F8. We cannot be certain that we will ever be able to obtain such patent licenses related to chimerized monoclonal antibodies and there manufacture in the U.S. or in other territories of the world where we would want to commercialize or manufacture ERBITUX. Even if we are able to obtain other licenses as requested, there can be no assurance that we would be able to obtain a license on financial or other terms acceptable to us or that we would be able to successfully redesign our products or processes to avoid the scope of such patents. In either such case, such inability could have a material adverse effect on our business, financial condition and results of operations. We cannot guarantee that the cost of such licenses would not materially affect the ability to commercialize or manufacture ERBITUX.

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

        IMC-1121B and other antibodies of the IMC-KDR family are fully human monoclonal antibodies. Patents have been issued to other biotechnology companies that relate to the selection of fully human antibodies or their manufacture. Therefore, we may be required to obtain licenses under these patents before we can commercialize our own fully human monoclonal antibodies, including IMC-1121B.

        We cannot be certain that we will ever be able to obtain such patent licenses related to fully human and/or phage-derived monoclonal antibodies in the U.S. or in other territories of the world where we would want to commercialize such IMC-KDR antibodies. Even if we are able to obtain other licenses as requested, there can be no assurance that we would be able to obtain a license on financial or other terms acceptable to us or that we would be able to successfully redesign our products or processes to avoid the scope of such patents. In either such case, such inability could have a material adverse effect on our business, financial condition and results of operations. We cannot guarantee that the cost of such licenses would not materially affect the ability to commercialize IMC-KDR antibodies.

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

        In the event we are required to seek other patent licenses related to BEC2, we cannot be certain that we will ever be able to obtain such patent licenses in the U.S. or other parts of the world where we would want to commercialize BEC2. Even if we are able to obtain other licenses as requested, there can be no assurance that we would be able to obtain a license on financial or other acceptable terms or that we would be able to successfully redesign our products or processes to avoid such patents. We cannot guarantee that the cost of such licenses would not materially affect our ability to commercialize BEC2.

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

        Phage Display Technology.    A number of antibodies that we are developing, including our fully human anti-EGFR monoclonal antibody IMC-11F8 and our fully human anti-KDR monoclonal antibody IMC-1121B are phage-derived antibodies, which means they are made using phage technology. Since patents have been issued to biotechnology companies that relate to phage-derived antibodies and their manufacture, we may be required to obtain licenses under these patents before we can commercialize certain phage-derived antibodies. In March 2003, we entered into a license with Dyax Corp. ("Dyax") for certain of Dyax's patent rights and know-how covering certain phage display technology and a proprietary phage display library. This license also includes sublicense or non-enforcement covenant rights from other companies that possess patent and other intellectual property rights relating to phage display technology. We believe, though we cannot be certain, that this license will provide us with the freedom to operate in the development of IMC-11F8 and IMC-1121B as well as certain other phage-derived antibodies.

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

        Even if the diagnostics-related patent applications mature into issued patents, there can be no assurance that others will not be, or have not been, issued patents that may prevent the commercial development of one or more of the technologies included in the diagnostics program or practice of one or more of the technologies included in the diagnostics program, or that third parties will not require licensing and the payment of significant fees or royalties by our company to such third parties in order to enable us to conduct our business.

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

        Trademarks.    ERBITUX, ERBITUX/cetuximab & antibody design logo, IMCLONE, IMCLONE SYSTEMS, IMCLONE SYSTEMS INCORPORATED, TARGETED ONCOLOGY and the ANTIBODY DESIGN (pantone #172 "Orange"), our corporate icon, are trademarks and/or service marks of ImClone Systems Incorporated. Applications are pending or registrations have been issued for various of these marks in the United States and/or foreign jurisdictions. In October 2003, Exxon Mobil Corporation filed a Notice of Opposition against our ERBITUX/cetuximab & antibody design logo. An Opposition in the U.S. Patent and Trademark Office is an administrative process, the outcome of which may be the rejection of the Company's federal trademark application. The Company is vigorously defending its position in this matter.

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

GOVERNMENT REGULATION

        The research and development, manufacture and marketing of human therapeutic and diagnostic products are subject to regulation, primarily by the FDA in the United States and by comparable authorities in other countries. These national agencies and other federal, state and local entities regulate, among other things, research and development activities (including testing in animals and in humans) and the testing, manufacturing, handling, labeling, storage, distribution, import, export, record keeping, reporting, approval, advertising and promotion of the products that we are developing. Noncompliance with applicable requirements can result in various adverse consequences, including delay in approval or refusal to approve product licenses or other applications, suspension or termination of clinical investigations, revocation of approvals previously granted, fines, criminal prosecution, recall or seizure of products, injunctions against shipping products and total or partial suspension of production and/or refusal to allow a company to enter into governmental supply contracts.

        The process of obtaining requisite FDA approval has historically been costly, time consuming, and uncertain. Current FDA requirements for a new human drug or biological product to be marketed in the United States include: (1) the successful conclusion of pre-clinical laboratory and animal tests, if appropriate, to gain preliminary information on the product's safety; (2) filing with the FDA of an IND, to conduct human clinical studies for drugs or biologics; (3) the successful completion of adequate and well-controlled human clinical investigations to establish the safety and efficacy of the product for its recommended use; (4) filing by a company and acceptance and approval by the FDA of a New Drug Application ("NDA") for a drug product or a BLA for a biological product to allow commercial distribution of the drug or biologic, and (5) FDA review of whether the facility in which the drug or biologic is manufactured, processed, packed or held meets standards designed to assure the product's continued quality. Overall, conducting clinical studies is a lengthy, time-consuming and expensive process.

        Pre-clinical tests include the evaluation of the product in the laboratory and in animal studies to assess the potential safety and efficacy of the product and its formulation. The results of the pre-clinical tests are submitted to the FDA as part of an IND to support the evaluation of the product in human patients. Historically, the results from pre-clinical testing and early clinical studies have often not been predictive of results obtained in later clinical studies. A number of new drugs and biologics have shown promising results in early clinical studies, but for which there was a subsequent failure to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. Data obtained from pre-clinical and clinical activities are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may encounter regulatory delays or rejections as a result of many factors, including changes in regulatory policy during the period of product development.

        Clinical studies involve administration of the product to patients under supervision of a qualified principal investigator. Such studies are typically conducted in three sequential phases, although the phases may overlap. In Phase I, the initial introduction of the drug into human patients, the product is generally tested for safety, dosage tolerance, absorption, metabolism, distribution, and excretion. Phase II typically involves studies in a limited patient population to: (1) determine the biological or clinical activity of the product for specific, targeted indications; (2) determine dosage tolerance and optimal dosage; and (3) identify possible adverse effects and safety risks. If Phase II evaluations indicate that a product is effective and has an acceptable benefit-to-risk relationship, Phase III studies may be undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population. Phase III studies are often the pivotal studies upon which commercial approval is sought, although earlier phase studies can sometimes support approval, particularly in the case of products approved on an accelerated or fast track basis. Phase IV studies, or post-marketing studies, may also be required to provide additional data on safety or efficacy.

        United States law requires that studies conducted to support approval for product marketing be "adequate and well controlled." In general, this means that either a placebo or a product already approved for the treatment of the disease or condition under study must be used as a reference control. Studies must also be conducted in compliance with good clinical practice, or GCP, requirements, and informed consent must be obtained from all study subjects.

        The FDA may prevent clinical studies from beginning if, among other reasons, it concludes that clinical subjects would be exposed to an unacceptable health risk. Studies may also be prevented from beginning by institutional review boards, who must review and approve all research involving human subjects. The FDA and institutional review boards review the results of the clinical studies and may order the temporary or permanent discontinuation of clinical studies at any time if they believe the product candidate exposes clinical subjects to an unacceptable health risk. Investigational products used in clinical studies must be produced in compliance with cGMP pursuant to FDA regulations.

        Side effect or adverse events that are reported during clinical studies can delay, impede, or prevent marketing authorization. Similarly, adverse events that are reported after marketing authorization can result in additional limitations being placed on a product's use and, potentially, withdrawal of the product from the market. Any adverse event, either before or after marketing authorization, can result in product liability claims against the Company.

        During the course of, and following the completion of clinical studies, the data are analyzed to determine whether the studies successfully demonstrated safety and effectiveness, and whether a product approval application may be submitted. In the United States, if the product is regulated as a drug, a NDA, must be submitted and approved before commercial marketing may begin. If the product is regulated as a biologic, such as antibodies, a Biologics License Application, or BLA, must be submitted and approved before commercial marketing may begin. The FDA Center for Drug Evaluation and Research, or CDER, has responsibility for the review and approval of drugs, and, following a recent reorganization at FDA, also has responsibility for the review and approval of certain therapeutic biologics such as monoclonal antibodies, cytokines, growth factors, enzymes, interferons and certain proteins. The FDA Center for Biologics Evaluation and Research, or CBER, has responsibility for other biologics. Based on this distribution of responsibility, we expect that most of our products will be reviewed by CDER. The NDA or BLA must include a substantial amount of data and other information concerning the safety and effectiveness (and, in the case of a biologic, purity and potency) of the compound from laboratory, animal and clinical testing, as well as data and information on manufacturing, product stability, and proposed product labeling.

        Under the Prescription Drug User Fee Act, as amended, the FDA receives fees for reviewing a BLA or NDA and supplements thereto, as well as annual fees for commercial manufacturing establishments and for approved products. These fees can be significant. The NDA or BLA review fee alone can exceed $500,000, although certain limited deferrals, waivers and reductions may be available.

        Under applicable laws and FDA regulations, each NDA or BLA submitted for FDA approval is usually reviewed for administrative completeness and reviewability within 45 to 60 days following submission of the application. If deemed complete, the FDA will "file" the NDA or BLA, thereby triggering substantive review of the application. The FDA can refuse to file any NDA or BLA that it deems incomplete or not properly reviewable. If the FDA refuses to file an application, the FDA will retain 25% percent of the user fee as a penalty. The FDA has established performance goals for the review of NDAs and BLAs—six months for priority applications and 10 months for regular applications. However, the FDA is not legally required to complete its review within these periods and these performance goals may change over time. Moreover, the outcome of the review, even if generally favorable, typically is not an actual approval but an "action letter" that describes additional work that must be done before the application can be approved. The FDA's review of an application may involve review and recommendations by an independent FDA advisory committee. Even if the FDA approves a product, it may limit the approved therapeutic uses for the product as described in the product labeling, require that warning statements be included in the product labeling, require that additional studies be conducted following approval as a condition of the approval, impose restrictions and conditions on product distribution, prescribing or dispensing in the form of a risk management plan, or otherwise limit the scope of any approval.

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

        Significant additional legal and regulatory requirements also apply after FDA approval to market under an NDA or BLA. Along with the requirement for ongoing adherence to cGMPs. These include, among other things, requirements related to adverse events and other reporting, product advertising and promotion, and the need to submit appropriate new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. The FDA also enforces the requirements of the Prescription Drug Marketing Act, or PDMA, which, among other things, imposes various requirements in connection with the distribution of product samples to physicians

        In the United States, the research, manufacturing, distribution, sale, and promotion of drug and biological products are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services (formerly the Health Care Financing Administration), other divisions of the United States Department of Health and Human Services (e.g., the Office of Inspector General), and state and local governments. For example, sales, marketing and scientific/educational grant programs must comply with the Medicare-Medicaid Anti-Fraud and Abuse Act, as amended, the False Claims Act, also as amended, the privacy provisions of the Health Insurance Portability and Accountability Act, or HIPAA, and similar state laws. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990, as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

        Moreover, we are now, and may become subject to, additional federal, state and local laws, regulations and policies relating to safe working conditions, laboratory practices, the experimental use of animals, and/or the use, storage, handling, transportation and disposal of human tissue, waste and hazardous substances, including radioactive and toxic materials and infectious disease agents used in conjunction with our research work.

        Sales outside the United States of products we develop will also be subject to regulatory requirements governing human clinical studies and marketing for drugs and biological products and devices. The requirements vary widely from country to country, but typically the registration and approval process takes several years and requires significant resources. In most cases, if the FDA has not approved a product for sale in the United States the product may be exported to any country if it complies with the laws of that country and has valid marketing authorization by the appropriate authority (1) in Canada, Australia, New Zealand, Japan, Israel, Switzerland or South Africa, or (2) in the European Union or a country in the European Economic Area if the drug is marketed in that country or the drug is authorized for general marketing in the European Economic Area. There are specific FDA regulations that govern this process.

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

        In the United States, debate over the reform of the health care system has resulted in an increased focus on pricing. Although there are currently no government price controls over private sector purchases in the United States, federal legislation requires pharmaceutical manufacturers to pay prescribed rebates on certain drugs to enable them to be eligible for reimbursement under certain public health care programs. Various states have adopted mechanisms under Medicaid and otherwise that seek to control drug prices, including by disfavoring certain higher priced drugs and by seeking supplemental rebates from manufacturers. In the absence of new government regulation, managed care has become a potent force in the market place that increases downward pressure on the prices of pharmaceutical products. New federal legislation, enacted in December 2003, has altered the way in which physician-administered drugs covered by Medicare are reimbursed, generally leading to lower reimbursement levels. The legislation has also added an outpatient prescription drug benefit to Medicare, effective January 2006. In the interim, Congress has established a discount drug card program for Medicare beneficiaries. Both benefits will be provided primarily through private entities, which will attempt to negotiate price concessions from pharmaceutical manufacturers. While these negotiations may increase pricing pressures, it is also possible that the new Medicare prescription drug benefit may increase the volume of pharmaceutical drug purchases, offsetting, at least in part, potential price discounts. The new law specifically prohibits the United States government from interfering in price negotiations between manufacturers and Medicare drug plan sponsors, but some members of Congress are still pursuing legislation that would permit the United States government to use its enormous purchasing power to demand discounts from pharmaceutical companies, thereby creating de facto price controls on prescription drugs.

        This focus on pricing has led to other adverse government action, and may lead to other action in the future. For example, in December 2003 federal legislation was enacted to change United States import laws and expand the ability to import lower priced versions of pharmaceutical products from Canada, where there are government price controls. These changes to the import laws will not take effect unless and until the Secretary of Health and Human Services certifies that the changes will lead to substantial savings for consumers and will not create a public health safety issue. The current Secretary of Health and Human Services has indicated that there is not a basis to make such a certification at this time. However, it is possible that this Secretary or a subsequent Secretary could make the certification in the future. In addition, legislative proposals have been made to implement the changes to the import laws without any certification, and to broaden permissible imports in other ways. Even if the changes to the import laws do not take effect, and other changes are not enacted, imports from Canada and elsewhere may increase due to market and political forces, and the limited enforcement resources of the FDA, the Customs Service, and other government agencies. For example, numerous states and localities have proposed programs to facilitate Canadian imports, and at least one locality has already begun such a program, notwithstanding questions raised by FDA about the legality of such actions. We expect that pressures on pricing and operating results will continue.

        In the EU, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of such products to consumers. The approach taken varies from member state to member state. Some jurisdictions operate positive and/or negative list systems under which products may only be marketed once a reimbursement price has been agreed. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products, as exemplified by the National Institute for Clinical Excellence in the UK (the "United Kingdon") which evaluates the data supporting new medicines and passes reimbursement recommendations to the government. In addition, in some countries cross-border imports from low-priced markets (parallel imports) exert a commercial pressure on pricing within a country.

        In Japan, the National Health Ministry biannually reviews the pharmaceutical prices of individual products. In the past, these reviews have resulted in price reductions.

ENVIRONMENTAL AND SAFETY MATTERS

        We use hazardous chemicals, biological agents and various radioactive isotopes and compounds in our research and development and our manufacturing activities. Accordingly, we are subject to and seek to comply with, applicable regulations under federal, state and local laws regarding employee safety, environmental protection and hazardous substance control. We have made and will continue to make expenditures for environmental compliance, environmental protection and employee safety. Such expenditures have not had, and in the opinion of management are not expected to have a material effect on our financial position, results of operation, capital expenditures or competitive position. However, these laws may change, our processes may change, or other facts may emerge which could affect our operations, business or assets and therefore the amount and timing of expenditures in the future may vary substantially from those currently anticipated.

COMPETITION

        Competition in the biopharmaceutical industry is intense and based significantly on scientific and technological factors. These factors include the availability of patent and other protection for technology and products, the ability to commercialize technological developments and the ability to obtain governmental approval for testing, manufacturing and marketing. We compete with specialized biopharmaceutical firms in the United States, Europe and elsewhere, as well as a growing number of large pharmaceutical companies that are applying biotechnology to their operations. Many biopharmaceutical companies have focused their development efforts in the human therapeutics area, including cancer. Many major pharmaceutical companies have developed or acquired internal biotechnology capabilities or made commercial arrangements with other biopharmaceutical companies. Further, such companies have substantially greater financial resources and greater access to the capital markets than we do. These companies, as well as academic institutions, governmental agencies and private research organizations, also compete with us in recruiting and retaining highly qualified scientific, technical and professional personnel and consultants.

        We are aware of certain products under development or manufactured by competitors that are used for the prevention, diagnosis, or treatment of certain diseases that we have targeted for product development. Various companies are developing biopharmaceutical products that potentially compete directly with our commercial product and other product candidates. These include areas such as: (1) the use of biopharmaceutical products targeted to the EGF receptor or antibodies to that receptor to treat cancer; (2) the development of inhibitors to angiogenesis; and (3) the use of anti-idiotypic antibody or recombinant antigen approaches to cancer vaccines. On May 5, 2003 AstraZeneca Pharmaceuticals received approval from the FDA for IRESSA® (gefitinib), a small molecule EGF receptor inhibitor indicated as monotherapy for the treatment of patients with locally advanced or metastatic non-small cell lung cancer after failure of both platinum-based and docetaxel chemotherapies. In addition, several product candidates are in advanced stages of clinical studies. We are aware of several companies that have potential antibody or other product candidates in clinical testing that target the EGF receptor and therefore may compete with our lead product, ERBITUX. These companies include, but are not limited to: (1) OSI Pharmaceuticals, Inc. in collaboration with Genentech, Inc.; (2) Abgenix, Inc. in collaboration with Amgen, Inc.; (3) Pfizer, Inc.; 4) GlaxoSmithKline plc; (5) Novartis; (6) Merck KGaA; (7) Wyeth; (8) Medarex; and (9) YM Bioscience Inc. Further, Genentech, Inc. announced in mid-2003 that a Phase III study of Avastin™ (bevacizumab, rhuMAb-VEGF) plus chemotherapy in previously-untreated metastatic colorectal cancer patients met its primary endpoint of improving overall survival. Genentech subsequently submitted a BLA for FDA approval of Avastin in first line colorectal cancer. On February 26, 2004, Genentech announced that Avastin was approved by the FDA for treatment in first line metastatic colorectal cancer. Avastin is an approved therapeutic antibody designed to inhibit Vascular Endothelial Growth Factor (VEGF), a protein that plays a role in tumor angiogenesis (the formation of new blood vessels to the tumor) and maintenance of existing tumor blood vessels. While Avastin does not target the EGF receptor and, in this study, was studying a patient population different than the patient population in the pivotal studies we submitted as the basis of the FDA's approval for ERBITUX (i.e., previously-untreated metastatic colorectal cancer patients versus irinotecan-refractory metastatic colorectal cancer patients), it may compete, perhaps significantly, with ERBITUX as a potential treatment for colorectal cancer or other cancers.

        We expect that our products under development and in clinical studies will address major markets within the cancer sector, and potentially markets in other therapeutic areas. Our competition will be determined in part by the potential indications for which drugs are developed and ultimately approved by regulatory authorities. Additionally, the timing of market introduction of some of our potential products or of competitors' products may be an important competitive factor. Accordingly, the relative speed with which we can develop products, complete pre-clinical testing, clinical studies and approval processes and supply commercial quantities to market are expected to be important competitive factors. We expect that competition among products approved for sale will be based on various factors, including product efficacy, safety, reliability, availability, price, patent position, manufacturing capacity and capability, distribution capability and government action.

OUR EMPLOYEES

        We have assembled a qualified business, professional and scientific staff with a variety of complementary skills in a broad base of areas, including, legal, finance, advanced research technologies, oncology, immunology, molecular and cell biology, antibody engineering, protein and medicinal chemistry and high-throughput screening. We believe that we have been successful to date in attracting and retaining skilled and experienced business and scientific professionals. We have also recruited a staff of technical and professional employees to carry out manufacturing at our Branchburg, New Jersey facilities. Of our 582 full-time personnel on February 1, 2004, 423 were employed at our New Jersey facilities, 125 were employed at our New York headquarters and 34 were employed at our Brooklyn facility. Our staff includes 55 persons with PhD's and 3 with MD's.

INDUSTRY SEGMENT

        We operate in only one industry segment—biotechnology. We do not have any foreign operations, and our business is not seasonal.

RISK FACTORS

The successful development of biopharmaceuticals is highly uncertain.

        Successful development of biopharmaceuticals is highly uncertain and is dependent on numerous factors, many of which are beyond our control. Products that appear promising in the early phases of development may fail to reach the market for several reasons including:

  •
  Pre-clinical and clinical study results that may show the product to be less effective than desired (e.g., the study failed to meet its primary objectives) or to have harmful or problematic side effects;

  •
  Failure to receive the necessary regulatory approvals or a delay in receiving such approvals. Among other things, such delays may be caused by slow enrollment in clinical studies, length of time to achieve study endpoints, additional time requirements for data analysis, or BLA preparation, discussions with the FDA, an FDA request for additional pre-clinical or clinical data, or unexpected safety or manufacturing issues;

  •
  Manufacturing costs, pricing or reimbursement issues, or other factors that make the product uneconomical; and

  •
  The proprietary rights of others and their competing products and technologies that may prevent the product from being commercialized.

        Success in pre-clinical and early clinical studies does not ensure that large-scale clinical studies will be successful. Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. The length of time necessary to complete clinical studies and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly from one product to the next, and may be difficult to predict.

Our research and development expenses are subject to uncertainty.

        Factors affecting our research and development (or R&D) expenses include, but are not limited to:

  •
  The number of and the outcome of clinical studies currently being conducted by us and/or our collaborators. For example, our R&D expenses may increase based on the number of late-stage clinical studies being conducted by us and/or our collaborators;

  •
  The number of products entering into development from late-stage research. For example, there is no guarantee that internal research efforts will succeed in generating sufficient data for us to make a positive development decision or that an external candidate will be available on terms acceptable to us. In the past, some promising candidates did not yield sufficiently positive pre-clinical results to meet our stringent development criteria;

  •
  In-licensing activities, including the timing and amount of related development funding or milestone payments. For example, we may enter into agreements requiring us to pay a significant up-front fee for the purchase of in-process research and development which we may record as an R&D expense;

  •
  As part of our strategy, we invest in R&D. R&D as a percent of revenues can fluctuate with the changes in future levels of revenue. Lower revenues can lead to more limited spending on R&D efforts; and

  •
  Future levels of revenue.

We are subject to extensive governmental regulation, and may be unable to obtain or maintain regulatory approvals for our products.

        The biotechnology and pharmaceutical industries are subject to stringent regulation with respect to product safety and efficacy by various international, federal, state and local authorities. Of particular significance are the FDA's requirements covering R&D, testing, manufacturing, quality control, labeling and promotion of drugs for human use. A biopharmaceutical cannot be marketed in the United States until it has been approved by the FDA, and then can only be marketed for the indications and claims approved by the FDA. As a result of these requirements, the length of time, the level of expenditures and the laboratory and clinical information required for approval of an NDA or a BLA, are substantial and can require a number of years, and the ability to obtain regulatory approval is uncertain. In addition, after any of our products receive regulatory approval, they remain subject to ongoing FDA regulation, including, for example, changes to the product label, new or revised regulatory requirements for manufacturing practices, additional clinical study requirements, restricted distribution, written warnings to physicians, a product recall, and withdrawal of a previously obtained approval.

        We cannot be sure that we can obtain necessary regulatory approvals on a timely basis, if at all, for any of the products we are developing or that we can maintain necessary regulatory approvals for our existing products, and all of the following could have a material adverse effect on our business:

  •
  Significant delays in obtaining or failing to obtain required approvals as described in "The Successful Development of Biopharmaceuticals are Highly Uncertain" above;

  •
  Loss of, or changes to, previously obtained approvals;

  •
  Failure to comply with existing or future regulatory requirements; and

  •
  Changes to manufacturing processes, manufacturing process standards or Good Manufacturing Practices following approval or changing interpretations of these factors.

        Moreover, it is possible that the current regulatory framework could change or additional regulations could arise at any stage during our product development or marketing, which may affect our ability to obtain or maintain approval of our products.

If we are able to obtain approvals for our products, the law or FDA policy could change and expose us to competition from "generic" or "follow-on" versions of our products.

        Under current U.S. law and FDA policy, generic versions of conventional chemical drug compounds, sometimes referred to as small molecule compounds, may be approved through an abbreviated approval process. In general terms, the generic applicant references an approved innovator product for which full clinical data demonstrating safety and effectiveness exist for the approved conditions of use. The generic applicant in turn need only demonstrate that its product has the same active ingredient(s), dosage form, strength, route of administration, and conditions of use (labeling) as the referenced innovator drug, and that the generic product is absorbed in the body at the same rate and to the same extent as the referenced innovator drug (this is known as bioequivalence). In addition, the generic application must contain information regarding the manufacturing processes and facilities that will be used to ensure product quality, and must contain certifications to patents listed with the FDA for the referenced innovator drug.

        There is no such abbreviated approval process under current law for biological products approved under the Public Health Service Act through a Biologics License Application, such as monoclonal antibodies, cytokines, growth factors, enzymes, interferons and certain other proteins. However, various proposals have been made to establish an abbreviated approval process to permit approval of generic or follow-on versions of these types of biological products. The proposals include proposals for legislation, and proposals for the FDA to extend its existing authority to this area. For example, some have proposed that the FDA allow a generic or follow-on copy of certain therapeutic biologics to be approved under an existing mechanism known as a 505(b)(2) application. A 505(b)(2) application is a form of an NDA, where the applicant does not have a right to reference some of the data being relied upon for approval. Under current regulations, 505(b)(2) applications can be used where the applicant is relying in part on published literature or on findings of safety or effectiveness in another company's NDA's.

        505(b)(2) has not been used to date for therapeutic biologic products. In addition, the use of 505(b)(2) applications even for conventional chemical drug products is the subject of an ongoing legal challenge. It is thus not clear what the permitted use of a 505(b)(2) application might be in the future for biologics products, or whether any other proposals on generic or follow-on biologics will be adopted. However, if the law is changed or if the FDA somehow extends its existing authority in new ways, and third parties are permitted to obtain approvals of versions of our products through an abbreviated approval mechanism, and without conducting full clinical studies of their own, it could adversely affect our business. Such products would be significantly less costly than ours to bring to market, and could lead to the existence of multiple lower priced competitive products. This would substantially limit our ability to obtain a return on the investments we have made in those products.

Difficulties or delays in product manufacturing could harm our business.

        Any prolonged interruption in the operations of our or our contractors' manufacturing facilities could result in cancellations of shipments, loss of product in the process of being manufactured, or a shortfall of available product inventory. A number of factors could cause interruptions, including a failure of our or our contractors' manufacturing facilities to maintain compliance with current good manufacturing practice requirements, changes in the FDA's regulatory requirements or standards that require modifications to our manufacturing processes, action by the FDA that results in the halting of production of one or more of our products due to regulatory issues or a contract manufacturer going out of business or other similar factors. Because our manufacturing processes and those of our contractors are highly complex and are subject to a lengthy FDA approval process and extensive ongoing regulation, alternative qualified production capacity may not be available on a timely basis or at all. Difficulties or delays in our and our contractors' manufacturing and supply of existing or new products could increase our costs, cause us to lose revenue or market share and damage our reputation. We may also experience insufficient available capacity to manufacture existing or new products which could cause shortfalls of available product inventory (for example, if we are unable to manufacture ERBITUX in our facilities).

        We have withdrawn BB36 from the Chemistry, Manufacturing and Controls ("CMC") section of our BLA and submitted, on February 12, 2004, a CMC supplemental BLA for licensure of BB36. Based on PDUFA guidelines, the FDA has four months from the submission date to take action on the CMC supplemental BLA filing. The withdrawal and resubmission followed a request from the FDA for information on a larger group of patients treated with drug supplied from BB36 to confirm previously submitted safety data from that facility. This information has been collected from our Phase II ERBITUX single agent study of patients with EGFR-expressing refractory metastatic colorectal cancer (IMCL-0144). The CMC supplemental BLA includes the previously withdrawn BB36 CMC section, as well as information on the larger group of patients.

Protecting our proprietary rights is difficult and costly.

        The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. Accordingly, we cannot predict the breadth of claims allowed in these companies' patents. Patent disputes are frequent and can preclude the commercialization of products. We have in the past been, are currently, and may in the future be, involved in material patent litigation, such as the matters discussed in "Legal Proceedings," in Part I, Item 3 of this Form 10-K. Patent litigation is time-consuming and costly in its own right and could subject us to significant liabilities to third parties. In addition, an adverse decision could force us to either obtain third-party licenses at a material cost or cease using the technology or product in dispute.

        The existence of patents or other proprietary rights belonging to other parties may lead to our termination of the R&D of a particular product or cause us to obtain third-party licenses at potentially material costs.

        We believe that we have strong patent protection or the potential for strong patent protection for our product and product candidates. However, it is for the courts in the U.S. and in other jurisdictions ultimately to determine the strength of that patent protection.

The outcome of and costs relating to pending litigation or other legal actions are uncertain.

        Litigation to which we are currently or have been subjected relates to, among other things, our patent and other intellectual property rights, licensing arrangements with other persons, securities law claims, derivative actions and those other claims more fully described under "Part I, Item 3—Legal Proceedings" herein.

        We cannot predict with certainty the eventual outcome of pending litigation. Furthermore, we may have to expend significant efforts and incur substantial expense in defending these lawsuits.

We may be unable to attract and retain skilled personnel and develop and maintain key relationships.

        The success of our business depends, in large part, on our continued ability to attract and retain highly qualified management, scientific, manufacturing and sales and marketing personnel, and on our ability to develop and maintain important relationships with leading research institutions and key distributors. Competition for these types of personnel and relationships is intense.

Competitive factors could affect our product sales.

        Competitive factors that could affect our product sales include, but are not limited to:

  •
  The timing and scope of FDA approval, if any, of competitive products;

  •
  Our pricing decisions, including a decision to increase or decrease the price of a product, and the pricing decisions of our competitors;

  •
  Government and third-party payer reimbursement and coverage decisions that affect the utilization of our products and competing products;

  •
  Negative data from new clinical studies could cause the utilization and sales of our products to decrease;

  •
  The degree of patent protection afforded our products by patents granted to us and by the outcome of litigation involving our patents;

  •
  The outcome of litigation involving patents of other companies concerning our products or processes related to production and formulation of those products or uses of those products. For example, as described in "Legal Proceedings," in Part I, Item 3 of this Form 10-K, at various times other companies have filed patent infringement lawsuits against us alleging that there use of certain of our products infringe their patents; and

  •
  The rate of market penetration by competing products.

Our potential revenues will diminish if we fail to obtain acceptable prices or adequate reimbursement for ERBITUX or our other product candidates from third-party payors.

        The continuing efforts of government and third-party payors to contain or reduce the costs of health care may limit our commercial opportunity. If government and other third-party payors do not provide adequate coverage and reimbursement for our products, physicians may not prescribe them. In some foreign markets, pricing and profitability of prescription pharmaceuticals are subject to government control. In the United States, we expect that there will continue to be federal and state proposals for similar controls. In addition, managed care initiatives in the United States will continue to put pressure on the pricing of pharmaceutical products. Cost control initiatives could decrease the price that we receive for any of our products in the future. Further, cost control initiatives could impair or diminish our ability or incentive, or the ability or incentive of our partners or potential partners, to commercialize our other products, and accordingly, our ability to earn revenues.

        Our ability to commercialize any product, alone or with collaborators, may depend in part on the availability of reimbursement from:

  •
  government and health administration authorities;

  •
  private health insurers; and

  •
  other third-party payors, including Medicare and Medicaid.

        Third-party payors, including Medicare, are increasingly challenging the prices charged for medical products and services. Government and other third-party payors increasingly are limiting both coverage and the level of reimbursement for new drugs and, in some cases, refusing to provide coverage for a patient's use of an approved drug for purposes not approved by the FDA.

We may experience pressure to lower the prices of our prescription pharmaceutical products because of new and/or proposed federal legislation.

        New federal legislation, enacted in December 2003, has altered the way in which physician-administered drugs covered by Medicare are reimbursed, generally leading to lower reimbursement levels. The new legislation has also added an outpatient prescription drug benefit to Medicare, effective January 2006. In the interim, Congress has established a discount drug card program for Medicare beneficiaries. Both benefits will be provided primarily through private entities, which will attempt to negotiate price concessions from pharmaceutical manufacturers. These negotiations may increase pressures to lower prices. While the new law specifically prohibits the United States government from interfering in price negotiations between manufacturers and Medicare drug plan sponsors, some members of Congress are pursuing legislation that would permit the United States government to use its enormous purchasing power to demand discounts from pharmaceutical companies, thereby creating de facto price controls on prescription drugs. In addition, the new law contains triggers for Congressional consideration of cost containment measures for Medicare in the event Medicare cost increases exceed a certain level. These cost containment measures could include some sorts of limitations on prescription drug prices.

We are or may become subject to importation of products from Canada and other countries

        Our products are subject to competition from lower priced versions and competing products from Canada, Mexico, and other countries where there are government price controls or other market dynamics that make the products lower priced. The ability of patients and other customers to obtain these lower priced imports has grown significantly as a result of the Internet, an expansion of pharmacies in Canada and elsewhere targeted to American purchasers, the increase in U.S.-based businesses affiliated with Canadian pharmacies marketing to American purchasers, and other factors. Many of these foreign imports are illegal under current law. However, the volume of imports continues to rise due to the limited enforcement resources of the FDA and the U.S. Customs Service, and the pressure in the current political environment to permit the imports as a mechanism for expanding access to lower priced medicines.

        In addition, in December 2003 federal legislation was enacted to change United States import laws and expand the ability to import lower priced versions of pharmaceutical products from Canada, where there are government price controls. These changes to the import laws will not take effect unless and until the Secretary of Health and Human Services certifies that the changes will lead to substantial savings for consumers and will not create a public health safety issue. The current Secretary of Health and Human Services has indicated that there is not a basis to make such a certification at this time. However, it is possible that this Secretary or a subsequent Secretary could make the certification in the future. In addition, legislative proposals have been made to implement the changes to the import laws without any certification, and to broaden permissible imports in other ways. Even if the changes to the import laws do not take effect, and other changes are not enacted, imports from Canada and elsewhere may continue to increase due to market and political forces, and the limited enforcement resources of the FDA, the Customs Service, and other government agencies. For example, state and local governments have suggested that they may import drugs from Canada for employees covered by state health plans or others, and some have already put such plans in place.

        The importation of foreign products adversely affects our profitability. This impact could become more significant in the future, and the impact could be even greater if there is a further change in the law or if state or local governments take further steps to import products from abroad.

Our royalty and collaborative agreement revenues could decline.

        Royalty and collaborative agreement revenues in future periods could vary significantly. Major factors affecting these revenues include, but are not limited to:

  •
  Variations in BMS' and Merck KGaA's and other licensees' sales of licensed products;

  •
  The expiration or termination of existing arrangements with our collaborative partners, particularly Merck KGaA and BMS, which may include development and marketing arrangements for our products in the U.S., Europe and other countries outside the United States;

  •
  The timing of non-U.S. approvals, if any, for products licensed to BMS, Merck KGaA and other licensees;

  •
  Fluctuations in foreign currency exchange rates;

  •
  The initiation of new collaborative agreements with other companies;

  •
  Whether and when collaborative agreement benchmarks and milestones are achieved;

  •
  The failure of or refusal of a licensee to pay royalties;

  •
  The expiration or invalidation of our patents or licensed intellectual property; and

  •
  Decreases in licensees' sales of our products due to competition, manufacturing difficulties or other factors that affect the sales of products.

Our expected future revenues will depend significantly on the commercial success of ERBITUX.

        Our future growth and a significant portion of our future revenues will depend significantly on the commercial success, if any, of ERBITUX, which is our only product that has received FDA approval. We cannot be certain that ERBITUX will be accepted in the United States or in any foreign markets. A number of factors may affect the rate and level of market acceptance of ERBITUX including:

  •
  The perception by physicians and other members of the healthcare community of its safety and efficacy or that of competing products;

  •
  The effectiveness of our and BMS' sales and marketing efforts in the United States and effectiveness of Merck KGaA's sales and marketing efforts outside the United States;

  •
  Any unfavorable publicity concerning ERBITUX or competitive drugs;

  •
  The price of ERBITUX relative to other drugs or competing treatments;

  •
  The availability and level of third-party reimbursement; and

  •
  Regulatory developments related to the manufacture or continued use of ERBITUX.

If we are unable to successfully commercialize ERBITUX, our operating results or financial condition could be adversely affected.

We may incur material product liability costs.

        The testing and marketing of medical products entail an inherent risk of product liability. Liability exposures for biopharmaceuticals could be extremely large and pose a material risk. Our business may be materially and adversely affected by a successful product liability claim or claims in excess of any insurance coverage that we may have.

Insurance coverage is becoming increasingly more difficult to obtain or maintain.

        While we currently have insurance for our business, property and our products, insurance, particularly director and officer and product liability insurance, is becoming increasingly more costly and narrower in scope, and we may be required to assume more risk in the future. If we are subject to third-party claims or suffer a loss or damage in excess of our insurance coverage, we may be exposed to risk to the extent that it is not covered by our insurance. Furthermore, any claims made on our insurance policy may impact our ability to obtain or maintain insurance coverage at reasonable costs or at all in the future.

Hazardous materials may have environmental risks.

        We use certain hazardous materials in connection with our research and manufacturing activities. In the event such hazardous materials are stored, handled or released into the environment in violation of law or any permit, we could be subject to loss of our permits, government fines or penalties and/or other adverse governmental action. The levy of a substantial fine or penalty, the payment of significant environmental remediation costs or the loss of a permit or other authorization to operate or engage in our ordinary course of business could materially adversely affect our business.

Our operating results may vary significantly from period to period.

        Our operating results may vary significantly from period to period for several reasons including:

  •
  The overall competitive environment for our products;

  •
  The amount and timing of future sales to customers in the United States;

  •
  The amount and timing of our sales to BMS and Merck KGaA of products for sale outside of the United States and the amount and timing of sales to their respective customers, which directly impact both our product sales and royalty revenues;

  •
  The timing and volume of bulk shipments to licensees;

  •
  The availability and extent of government and private third-party reimbursements for the cost of therapy;

  •
  The extent of product discounts extended to customers;

  •
  The effectiveness and safety of our various products as determined both in clinical testing and by the accumulation of additional information on each product after it is approved by the FDA for sale;

  •
  The rate of adoption and use of our products for approved indications and additional indications. Among other things, the rate of adoption and use of our products may be affected by results of clinical studies reporting on the benefits or risks of a product;

  •
  The potential introduction of new products and additional indications for existing products;

  •
  The ability to successfully manufacture sufficient quantities of any particular marketed product;

  •
  The number and size of any product price increases we may issue; and

  •
  FDA approval or disapproval of product candidates.

Our stock price, like that of many biotechnology companies, is highly volatile.

        The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. In addition, the market price of our common stock has been and may continue to be volatile.

        In addition, the following factors may have a significant impact on the market price of our common stock:

  •
  Announcements of technological innovations or new commercial products by us or our competitors;

  •
  Publicity regarding actual or potential medical results relating to products under development or being commercialized by us or our competitors;

  •
  Developments or outcome of investigations and litigation generally, including litigation relating to proprietary rights and patents;

  •
  Regulatory developments or delays concerning our products in the United States and foreign countries;

  •
  Issues concerning the safety of our products or of biotechnology products generally;

  •
  Economic and other external factors or a disaster or crisis; and

  •
  Period-to-period fluctuations in our financial results.

Our effective tax rate may vary significantly.

        Various internal and external factors may have favorable or unfavorable effects on our future effective tax rate. These factors include but are not limited to changes in tax laws, regulations and/or rates, changing interpretations of existing tax laws or regulations, future levels of R&D spending, future levels of capital expenditures, and our success in R&D and commercializing biopharmaceuticals.

New and potential new accounting pronouncements may impact our future financial position and results of operations.

        There may be potential new accounting pronouncements or regulatory rulings which may have an impact on our future financial position and results of operations. In particular, there are a number of rule changes and proposed legislative initiatives following the recent corporate bankruptcies and failures which could result in changes in accounting rules, including the accounting of employee stock options as an expense. These and other potential changes could materially impact reporting of our assets and liabilities, and the expenses we report under generally accepted accounting principles, and could adversely affect our operating results or financial condition.

Certain provisions of Delaware law, our charter and bylaws and our stockholder rights plan could hinder, delay or prevent changes in control.

        Certain provisions of Delaware law, our charter and our bylaws, as well as our stockholder rights plan have the effect of discouraging, delaying or preventing transactions that involve an actual or threatened change in control. These provisions include the following:

        Stockholder Rights Plan.    We adopted a stockholder rights plan on February 15, 2002. Our stockholder rights plan may discourage any potential acquirer from acquiring more than 15 percent of our outstanding common stock since, upon this type of acquisition without approval of our board of directors, all other common stockholders will have the right to purchase a specified amount of our common stock at a substantial discount from market price, thus significantly increasing the acquisition cost to a potential acquiror.

        Special Meetings.    Special meetings of stockholders may be called only by our board of directors.

        Removal of Directors.    Subject to the rights of BMS to elect at least one director, a director can be removed only for cause by the affirmative vote of at least a majority of all votes entitled to be cast.

        Advance Notice Provisions for Stockholder Nominations and Proposals.    Our bylaws require advance written notice for stockholders to nominate persons for election as directors at, or to bring other business before, any meeting of stockholders. This bylaw provision limits the ability of stockholders to make nominations of persons for election as directors or to introduce other proposals unless we are notified in a timely manner (at least 60 days) prior to the meeting.

        Preferred Stock.    Under our charter, our Board of Directors has authority to issue preferred stock from time to time in one or more series and to establish the terms, preferences and rights of any such series of preferred stock, all without approval of our stockholders.

        Delaware Business Combinations.    We are subject to Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, restricts certain transactions and business combinations between a corporation and a stockholder owning 15% or more of the corporation's outstanding voting stock for a period of three years from the date the stockholder becomes a 15% stockholder. In addition to discouraging a third party from acquiring control of us, the foregoing provisions could impair the ability of existing stockholders to remove and replace our management and/or our board of directors.

ITEM 2. PROPERTIES

180 Varick Street, New York, New York

        We have occupied two contiguous leased floors at 180 Varick Street in New York City since 1986. The property currently serves as our corporate headquarters and research facility. The current lease for the original two floors (sixth and seventh totalling 54,000 square feet) was effective as of January 1, 1999 and expires in December 2004. The rent under the lease increases by 3% per year. In December 2000, we modified our lease to provide for another approximately 1,800 square feet on the eighth floor for an initial annual rent of $63,000, which increases annually by 3%. In May 2001, we again modified our lease to provide for an additional 1,800 square feet of office space on the fifth floor and 1,600 square feet on the eighth floor for an initial annual rent of $151,800, which increases annually by 3%. Effective January 1, 2003, we again modified our lease to add 5,800 square feet of laboratory space on the eighth floor for a lump sum advance rent payment of $232,625 paid in January 2003, plus an annual rent of $12,000 to be paid from February 2003 until December 2004. Effective March 1, 2003, we entered into a sublease for an additional 500 square feet of office space on the fifth floor. Rent expense for the Varick Street facility was approximately $1,001,000 for the year ended December 31, 2003.

        The original acquisition, construction and installation of our New York research and development facilities were financed principally through the sale of three Industrial Development Agency Revenue Bonds (the "IDA Bonds") issued by the New York Industrial Development Agency ("NYIDA"). All of these IDA Bonds have been redeemed in full.

Brooklyn, New York

        On May 1, 2001, we leased a 4,000 square foot portion of a 15,000 square foot building known as 710 Parkside Avenue, Brooklyn, New York and an adjacent 6,250 square foot building known as 313-315 Clarkson Avenue, Brooklyn, New York (collectively the "Brooklyn facility"). The term of the lease is for five years with five successive one-year extensions. The initial annual lease rate was $92,250 until six months after we have received all necessary permits for our improvements to the Brooklyn facility, at which time the annual base rent became $184,500. The Brooklyn facility was ready for its intended use and put in operation as our chemistry and high-throughput screening facility in December 2002. In the year ended December 31, 2003, we incurred rent expense for the premises of approximately $163,000.

325 Spring Street, New York, New York

        In October 2001, the Company entered into a sublease for a four-story building at 325 Spring Street, New York, New York, which includes between 75,000 and 100,000 square feet of usable space. The Company is currently analyzing its options with respect to this subleased space, which may or may not be designed, improved or used by the Company in the future, depending on its business needs and alternative uses. The Company expected to reach a decision and take actions regarding the use of this space before the end of 2003. The accounting impact of this decision (which may include a significant charge against earnings) was expected to be included in the fourth quarter of 2003, and was expected to reflect the Company's estimate of the anticipated eventual disposition of the space, including a potential sublease to third parties. The Company has not made a decision to dispose of this space and is in fact reviewing its options with regard to future expansion. The sublease has a term of 22 years, followed by two five-year renewal option periods. The future minimum lease payments remaining at December 31, 2003 are approximately $48,737,000 over the term of the sublease. In order to induce the sublandlord to enter into the sublease, the Company made a loan to the sublandlord in the principal amount of a $10,000,000 note receivable, of which, $9,663,000 is outstanding as of December 31, 2003. The loan is secured by a leasehold mortgage on the prime lease as well as a collateral assignment of rents by the sublandlord. The loan is payable by the sublandlord over 20 years and bears interest at 5 1/2% in years one through five, 6 1/2% in years six through ten, 7 1/2% in years eleven through fifteen and 8 1/2% in years sixteen through twenty. In addition, the Company paid the owner a consent fee in the amount of $500,000. In the year ended December 31, 2003, we incurred rent expense of approximately $2,161,000 for this sublease.

22 Chubb Way, Branchburg, New Jersey

        In 1992, we acquired a 5.1 acre parcel of land and a 54,400 square foot building located at 22 Chubb Way, Branchburg, New Jersey at a cost to us of approximately $4,665,000, including expenses. We have retrofitted the building to serve as our pilot facility for biologics manufacturing. When purchased, the facility had in place various features, including clean rooms, air handling, electricity, and water for injection systems and administrative offices. The cost for completion of facility modifications was approximately $5,400,000. We currently operate the facility to develop and manufacture biologics for a portion of our clinical studies. Under certain circumstances, we also may use the facility for the manufacturing of commercial products. In January 1998, we completed the construction and commissioning of a 1,750 square foot process development center at this facility dedicated to manufacturing process optimization for existing products and the pre-clinical and Phase I development of new biological therapeutics. The cost of this construction activity was approximately $1,730,000.

33 Chubb Way, Branchburg, New Jersey

        On May 20, 2002, we purchased a 45,800 square foot warehouse on 6.94 acres of property located at 33 Chubb Way. The purchase price for both land and building was approximately $4,515,000. Extensive site work and exterior and interior renovations began in late June 2002. The newly renovated location houses the clinical, regulatory, field operations, marketing, finance, human resources, legal, project management and MIS departments, as well as certain executive offices and other campus amenities. As of December 31, 2003, we have incurred approximately $4,486,000, for the renovation and fit-out of this facility. The administrative facility was ready for its intended use and put in operation in December 2002.

36 Chubb Way, Branchburg, New Jersey

        In July 2001, we completed the construction of our 80,000 square foot manufacturing facility, BB36, adjacent to the pilot facility in Branchburg, New Jersey. BB36 was built on a 5.7 acre parcel of land we purchased in December 1999 for approximately $700,000. BB36 contains three 10,000 liter (production volume) fermenters and is dedicated to the production of ERBITUX™. BB36 was ready for its intended use and put in operation in July 2001. BB36 cost a total of approximately $53,000,000, excluding capitalized interest of approximately $1,966,000.

50 Chubb Way, Branchburg, New Jersey

        We have completed detailed design plans for, and are proceeding with construction of, the BB50 facility. The BB50 facility will have a capacity of up to 110,000 liters (production volume). The facility is being built on a 7.12 acre parcel of land that we purchased in July 2000 for approximately $950,000, which is the parcel immediately to the west of 36 Chubb Way. The cost of this facility, for two completely fitted out suites and a third suite with utilities only, is expected to be approximately $260,000,000, excluding capitalized interest, with anticipated mechanical completion by the end of 2005. We have incurred approximately $144,112,000, excluding capitalized interest of approximately $8,673,000 in costs through December 31, 2003.

41 Chubb Way, Branchburg, New Jersey

        In September 2000, we entered into a one-year lease with GM Stainless, Inc. for approximately 7,600 square feet of office space in a building across the street from BB36 in order to house the additional personnel being hired in connection with our expansion of our clinical, medical and regulatory affairs functions. Following transfer of these functional departments to our 33 Chubb Way facility, we are using this facility to house personnel required for the start-up of the BB50 facility located at 50 Chubb Way. The lease will automatically renew each year for up to three additional years unless terminated three months prior to the expiration of that year. In the year ended December 31, 2003, we incurred rent expense of approximately $96,000 for this lease.

Corner of Chubb Way and West County Drive, Branchburg, New Jersey

        On May 2, 2001, we purchased a 4.45 acre parcel of land on the corner of Chubb Way and West County Drive, for approximately $597,000, which is the parcel immediately to the east of 22 Chubb Way. We are currently using this parcel for our construction parking and as a material and equipment lay-down area to support our construction at 50 Chubb Way.

1181 Route 202N, Branchburg, New Jersey

        On January 31, 2002, we purchased a 7.36 acre parcel of land located at 1181 Route 202, which is the parcel immediately to the north of 36 Chubb Way and immediately to the east of 50 Chubb Way. The parcel includes a 51,400 square foot building, approximately 39,000 square feet of which is warehouse space and approximately 12,000 square feet of which is office space. The purchase price for the property and improvements was approximately $7,020,000. We are currently using this property for warehousing and logistics for our Branchburg campus. Extensive renovations to the 12,000 square feet of office area were completed in the first quarter of 2003 to accommodate the relocation and consolidation of engineering, warehousing, logistics and quality assurance personnel from other campus locations. Interior renovations included office space, as well as the construction of a raw materials sampling laboratory, associated temperature-controlled storage locations and the addition of emergency power generation. Extensive site work at the recently occupied facility allowed for the physical connection of this location to the campus' other buildings to facilitate the use of this location as our central warehouse. As of December 31, 2003, we have incurred approximately $1,050,000 for the renovation of this facility.

ITEM 3. LEGAL PROCEEDINGS

A. Litigation

1. Federal Securities Actions

        Beginning in January 2002, a number of complaints asserting claims under the federal securities laws against us and certain of our directors and officers were filed in the U.S. District Court for the Southern District of New York. Those actions were consolidated under the caption Irvine v. ImClone Systems Incorporated et al., No. 02 Civ. 0109 (RO), and on September 16, 2002, a consolidated amended complaint was filed in that consolidated action, which plaintiffs corrected in limited respects on October 22, 2002. The corrected consolidated amended complaint named us, as well as our former President and Chief Executive Officer, Dr. Samuel D. Waksal, our former Chief Scientific Officer and then-President and Chief Executive Officer, Dr. Harlan W. Waksal, our former director and then-Chairman of our Board of Directors, Robert Goldhammer, current or former directors Richard Barth, David Kies, Paul Kopperl, John Mendelsohn and William Miller, our former General Counsel, John Landes, and our Senior Vice President for Commercial Operations and former Vice President for Marketing and Sales, Ronald Martell, as defendants. The complaint asserted claims for securities fraud under sections 10(b), 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, on behalf of a purported class of persons who purchased our publicly traded securities between March 27, 2001 and January 25, 2002. The complaint also asserted claims against Dr. Samuel D. Waksal under section 20A of the Exchange Act on behalf of a separate purported sub-class of purchasers of our securities between December 27, 2001 and December 28, 2001. The complaint generally alleged that various public statements made by or on behalf of us or the other defendants during 2001 and early 2002 regarding the prospects for FDA approval of ERBITUX™ were false or misleading when made, that the individual defendants were allegedly aware of material non-public information regarding the actual prospects for ERBITUX at the time that they engaged in transactions in our common stock and that members of the purported stockholder class suffered damages when the market price of our common stock declined following disclosure of the information that allegedly had not been previously disclosed. The complaint sought to proceed on behalf of the alleged class described above, sought monetary damages in an unspecified amount and sought recovery of plaintiffs' costs and attorneys' fees. On November 25, 2002, all defendants other than Dr. Samuel D. Waksal filed a motion to dismiss the complaint for failure to state a claim. On June 3, 2003, the court granted that motion in part, dismissing the complaint as to defendants Messrs. Goldhammer, Barth, Kies, Kopperl, Landes, Martell, Mendelsohn and Miller, but not dismissing it as to us and Dr. Harlan W. Waksal. Dr. Harlan W. Waksal, Dr. Samuel D. Waksal and us each filed an answer to the complaint on June 27, 2003. On July 31, 2003 plaintiffs filed a motion for class certification. Briefing on that motion has been completed and argument is expected to be heard on April 2, 2004. Fact discovery in the Irvine matter is ongoing and is scheduled to conclude on June 30, 2004.

        Separately, on September 17, 2002, an individual purchaser of our common stock filed an action (Flynn v. ImClone Systems Incorporated, et al., No. 02 Civ 7499) (RO) on his own behalf in the U.S. District Court for the Southern District of New York asserting claims against us, Dr. Samuel D. Waksal and Dr. Harlan W. Waksal under sections 10(b) and 20(a) of the Exchange Act and the Securities and Exchange Commission, (the "SEC"), Rule 10b-5. In this case, the plaintiff alleges that he purchased shares on various dates in late 2001, that various public statements made by us or the other defendants during 2001 regarding the prospects for FDA approval of ERBITUX were false or misleading when made and that plaintiff relied on such allegedly false and misleading information in making his purchases. Plaintiff seeks compensatory damages of not less than $180,000 and punitive damages of $5 million, together with interest, costs and attorneys' fees. On November 25, 2002, both defendants other than Dr. Samuel D. Waksal filed a motion to dismiss the complaint for failure to state a claim. On June 3, 2003, the court denied that motion. Discovery has commenced in the action. The Company, Dr. Harlan W. Waksal and Dr. Samuel D. Waksal each filed an answer to the complaint in the Flynn action on June 27, 2003. Defendants have served discovery requests on Mr. Flynn and he has not responded. Fact discovery in this matter is scheduled to conclude on March 15, 2004.

        We intend to vigorously defend against the claims asserted in these actions. We are unable to predict the outcome of these actions at this time. Because we do not believe that a loss is probable, no legal reserve has been established in our financial statements.

2. Derivative Actions

        Beginning on January 13, 2002, and continuing thereafter, nine separate purported shareholder derivative actions were filed against members of our board of directors, certain of our present and former officers, and us, as nominal defendant, among others, advancing claims based on allegations similar to the allegations in the federal securities class action complaints. Four of these derivative cases were filed in the Delaware Court of Chancery and have been consolidated in that court under the caption In re ImClone Systems Incorporated Derivative Litigation, Cons. C.A. No. 19341-NC. Three of these derivative actions were filed in New York State Supreme Court in Manhattan, (styled Boghosian v. Barth, et al., Index No. 100759/02, Johnson v. Barth, et al., Index No. 601304/02, and Henshall v. Bodnar, et al., Index No. 603121/02) and have been consolidated under the caption In re ImClone Systems, Inc. Shareholder Derivative Litigation, Index No. 02-100759. All of these state court actions have been stayed in deference to the proceeding in the U.S. District Court for the Southern District of New York. Two purported derivative actions, Lefanto v. Waksal, et al., No. 02 Civ. 0163 (RO) and Forbes v. Barth, et al., No. 02 Civ. 1400 (RO), have been filed in the U.S. District Court for the Southern District of New York and have been consolidated under the caption In re ImClone Systems, Inc. Shareholder Derivative Litigation, Master File No. 02 CV 163 (RO). A supplemental verified consolidated amended derivative complaint in these consolidated federal actions was filed on

August 8, 2003. It asserts, purportedly on behalf of us, claims including breach of fiduciary duty by certain current and former members of our board of directors, among others, based on allegations including that they failed to ensure that the Company's disclosures relating to the regulatory and marketing prospects for ERBITUX were not misleading and that they failed to maintain adequate controls and to exercise due care with regard to our ERBITUX application to the FDA. On January 9, 2004, the Company filed a motion to dismiss the complaint due to plantiffs' failure to make a pre-suit demand on the Company's board of directors to institute suit or to allege grounds for concluding that such a demand would have been futile. The individual defendants filed motions on the same date, supporting the Company's motion and seeking to dismiss the complaint for failure to state a claim. Plantiffs' response to these motions is currently due on March 19, 2004 and defendants' reply briefs are due on April 23, 2004.

        We intend to vigorously defend against the claims asserted in these actions. We are unable to predict the outcome of these actions at this time. Because we do not believe that a loss is probable, no legal reserve has been established in our financial statements.

3.     Bristol-Myers Action

        On October 8, 2003, certain mutual funds that are past or present common stockholders of BMS filed an action in New York State court against BMS, certain present or former officers and directors of BMS and us asserting that they were misled into purchasing or holding their shares of BMS common stock as a result of various public statements by BMS and certain present or former officers or directors of BMS, and that we allegedly aided and abetted certain of these misstatements. The action is styled FSS Franklin Global Health Care Fund, et al. v. Bristol-Myers Squibb Co., et al., Index No. 603168/03. On January 9, 2004, the Company and all of the other defendants served motions to dismiss the complaint for failure to state a cause of action. Plantiffs have responded to that motion and defendants' reply briefs are due on March 12, 2004.

        We intend to vigorously defend against the claims asserted in this action, which is in its earliest stages. We are unable to predict the outcome of this action at this time. Because we do not believe that a loss is probable, no legal reserve has been established in our financial statements.

B. Government Inquiries and Investigations

        As previously reported, we received subpoenas and requests for information in connection with investigations by the Subcommittee on Oversight and Investigations of the U.S. House of Representatives Committee on Energy and Commerce (the "Subcommittee") and the U.S. Department of Justice (the "DOJ Investigation") relating to the circumstances surrounding the disclosure of the FDA "refusal to file" letter dated December 28, 2001, and trading in our securities by certain ImClone Systems insiders in 2001. We also received subpoenas and requests for information pertaining to document retention issues in 2001 and 2002, and to certain communications regarding ERBITUX in 2000. We have had no communication with the Subcommittee in connection with the Congressional Investigation since 2002. It is our understanding that the DOJ investigation is no longer active or ongoing.

        As previously reported, we also received subpoenas and requests for information in connection with the investigations by The Securities and Exchange Commission (the "SEC") relating to the same issues. On June 19, 2002, we received a written "Wells Notice" from the staff of the SEC, indicating that the staff of the SEC is considering recommending that the SEC bring an action against us relating to our disclosures immediately following the receipt of a "refusal to file" letter from the FDA on December 28, 2001 for our BLA for ERBITUX. We filed a Wells submission on July 12, 2002 in response to the staff's Wells Notice. There have been no recent developments in connection with the SEC investigation.

        In January 2003, the New York State Department of Taxation and Finance ("New York State") notified us that we were liable for the New York State and City income taxes that were not withheld because one or more of our employees who exercised certain non-qualified stock options in 1999 and 2000 failed to pay New York State and City income taxes for those years. On March 13, 2003, we entered into a closing agreement with New York State, paying $4,500,000 to settle the matter. We believe that substantially all of the underpayment of New York State and City income tax identified by New York State is attributable to the exercise of non-qualified stock options by our former President and Chief Executive Officer, Dr. Samuel D. Waksal. At the same time, we informed the Internal Revenue Service (the "IRS"), the SEC and the United States Attorney's Office, responsible for the prosecution of Dr. Samuel D. Waksal, of this issue. In order to confirm whether our liability in this regard was limited to Dr. Samuel D. Waksal's failure to pay income taxes, we contacted current and former officers and employees who had exercised non-qualified stock options to confirm that those individuals had properly reported and paid their personal income tax liabilities for the years 1999 and 2000 in which they exercised options, which would reduce or eliminate our potential liability for failure to withhold income taxes on the exercise of those options. In the course of doing so, we became aware of another potential income and employment tax withholding liability associated with the exercise of certain warrants granted in the early years of our existence that were held by certain former officers, directors and employees, including our former President and Chief Executive Officer, Samuel D. Waksal, our former General Counsel, John B. Landes, our former Chief Scientific Officer, Harlan W. Waksal, and our former director and Chairman of the Board, Robert F. Goldhammer. Again, we promptly informed the IRS, the SEC and the United States Attorney's Office of this issue. We also informed New York State of this issue. On June 17, 2003, New York State notified us that, based on this issue, they are continuing a previously conducted audit and are evaluating the terms of the closing agreement to determine whether it should be re-opened.

        The IRS has commenced audits of our income tax and employment tax returns, and New York State is continuing an audit of our employment tax returns, for tax years 1999 through 2001. As of February 5, 2004, the Company had responded to all requests for information and documents from the IRS and New York State, and is awaiting further requests or action from the IRS and New York State.

        On March 31, 2003, we received notification from the SEC that it was conducting an informal inquiry into both of these matters and on April 2, 2003, we received a request from the SEC for the voluntary production of related documents and information. We are cooperating fully with this SEC inquiry.

C. Actions Against Dr. Samuel D. Waksal

        On August 14, 2002, after the federal grand jury indictment of Dr. Samuel D. Waksal had been issued but before Dr. Samuel D. Waksal's guilty plea to certain counts of that indictment, we filed an action in New York State Supreme Court seeking recovery of certain compensation, including advancement of certain defense costs, that we had paid to or on behalf of Dr. Samuel D. Waksal. That action was styled ImClone Systems Incorporated v. Samuel D. Waksal, Index No. 02/602996. On July 25, 2003, Dr. Samuel D. Waksal filed a demand for arbitration seeking to have all claims in connection with our action against him resolved in arbitration. By Order dated September 19, 2003, the Court granted Dr. Samuel D. Waksal's motion and the action was stayed pending arbitration. On September 25, 2003, Dr. Samuel D. Waksal submitted a Demand for Arbitration with the American Arbitration Association (the "AAA"), by which Dr. Samuel D. Waksal asserts claims to enforce the terms of his separation agreement, including provisions relating to advancement of legal fees, expenses, interest and indemnification, for which Dr. Samuel D. Waksal claims unspecified damages of $10 million. The Demand for Arbitration also seeks to resolve the claims that we asserted in the New York State Supreme Court action. On November 7, 2003, we filed an Answer and Counterclaims by which we denied Dr. Samuel D. Waksal's entitlement to advancement of legal fees, expenses and indemnification, and asserted claims seeking recovery of certain compensation, including stock options, cash payments and advancement of certain defense costs that we had paid to or on behalf of Dr. Samuel D. Waksal.

        On March 10, 2004, we commenced a second action against Dr. Samuel D. Waksal. That action is styled ImClone Systems Incorporated v. Samuel D. Waksal, Index No. 04/600643. By this action, we seek the return of more than $21 million that we paid to Dr. Samuel D. Waksal, as proceeds from stock option exercises, which we allege he was expected to pay over to federal, state and local tax authorities in satisfaction of his tax obligations arising from certain exercises between 1999 and 2001 of warrants and non-qualified stock options. By this action, we seek to recover: (a) $4.5 million that the Company paid to the State of New York in respect of exercises of non-qualified stock options and certain warrants in 2000; (b) at least $16.6 million that the Company paid to Samuel D. Waksal in the form of ImClone common stock, in lieu of withholding federal income taxes from exercises of non-qualified stock options and certain warrants in 2000; and (c) approximately $1.1 million that the Company paid in the form of ImClone common stock to Samuel D. Waksal and his beneficiaries, in lieu of withholding federal, state and local income taxes from certain warrant exercises in 1999-2001. The complaint asserts claims for unjust enrichment, common law indemnification, moneys had and received and constructive trust.

D. Intellectual Property Litigation

        On October 28, 2003, a complaint was filed by Yeda Research and Development Company Ltd. ("Yeda") against ImClone Systems and Aventis Pharmaceuticals, Inc. in the U.S. District Court for the Southern District of New York (03 CV 8484). This action alleges and seeks that three individuals associated with Yeda should also be named as co-inventors on U.S. Patent No. 6,217,866. We intend to vigorously defend against the claims asserted in this action, which is in its earliest stages. We are unable to predict the outcome of this action at the present time. Because we do not believe that a loss is probable, no legal reserve has been established in our financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

        Our common stock is traded in the over-the-counter market and prices are reported on the Nasdaq National Market tier of The Nasdaq Stock Market ("Nasdaq") under the symbol "IMCL".

        Due to our inability to file timely our annual report on Form 10-K for the year ended December 31, 2002, as required by Nasdaq Marketplace Rule 4310(c)(14), on April 9, 2003, we received a letter from Nasdaq stating that our securities were subject to delisting from Nasdaq. In addition, we were informed that the trading symbol for our common stock would be changed from IMCL to IMCLE. We appealed the delisting of our securities, and, after a hearing before The Nasdaq Listing Qualifications Panel (the "Panel"), we received a written determination from the Panel regarding our listing status. The Panel's determination provided for the continued listing of our common stock on The Nasdaq National Market subject to our satisfying certain requirements. These requirements included, but were not limited to, meeting the following deadlines: (1) filing our 2002 annual report on Form 10-K on or before June 23, 2003; (2) filing our first quarter 2003 report on Form 10-Q on or before July 7, 2003; and (3) issuing a press release on or before June 6, 2003, updating our previously disclosed estimates of the financial statement impact of certain option and warrant exercises by current and former officers, directors and employees. We have met all of the aforementioned deadlines. On July 9, 2003, we announced that we had received written notification from Nasdaq of its determination that we had evidenced compliance with the current requirements for continued listing on The Nasdaq National Market and as a result of our compliance, our trading symbol reverted back to "IMCL" effective with the open of the market on July 10, 2003. The timely filing of this Annual Report on Form 10-K satisfies the final requirement for continued listing pursuant to the Panel's determination.

        The following table sets forth, for the periods indicated, the range of high and low sale prices for our common stock on the Nasdaq National Market, as reported by Nasdaq. The quotations shown represent inter-dealer prices without adjustment for retail mark-ups, mark-downs or commissions, and may not necessarily reflect actual transactions.

Year ended December 31, 2003	High	Low
First Quarter	$18.36	$9.00
Second Quarter	$38.53	$14.59
Third Quarter	$48.13	$31.95
Fourth Quarter	$42.58	$32.54
Year ended December 31, 2002	High	Low
First Quarter	$46.45	$13.77
Second Quarter	$25.89	$6.55
Third Quarter	$9.87	$5.24
Fourth Quarter	$15.50	$6.00

        On March 9, 2004, the closing price of our common stock as reported by Nasdaq was $45.00.

STOCKHOLDERS

        As of the close of business on March 9, 2004, there were approximately 427 holders of record of our common stock. We estimate that there are approximately 35,000 beneficial owners of our common stock.

DIVIDENDS

        We have never declared cash dividends on our common stock and have no present intention to declare any cash dividends in the foreseeable future.

RECENT SALES BY THE COMPANY OF UNREGISTERED SECURITIES

        We did not sell any unregistered securities in the years ended December 31, 2003, 2002 or 2001. We did not repurchase any of our common stock in the fourth quarter of 2003.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

        The information regarding securities authorized for issuance under our equity compensation plans is disclosed in Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
	2003	2002	2001	2000	1999
Revenues	$80,830	$60,005	$50,237	$6,253	$8,726
Operating expenses:
Research and development	121,111	142,862	78,036	44,291	29,817
Clinical and regulatory	30,154	20,439	32,943	17,910	6,683
Marketing, general and administrative	41,947	45,815	25,196	16,674	9,464
(Recovery) write-down of withholding tax assets	(3,384)	3,390	25,269	—	—
Industrial Development Revenue Bonds tax (credit) expense	(147)	98	98	98	98
Expense associated with BMS acquisition, stockholder and commercial agreements	—	2,250	16,055	—	—

Total operating expenses	189,681	214,854	177,597	78,973	46,062

Operating loss	(108,851)	(154,849)	(127,360)	(72,720)	(37,336)

Net interest and other expense (income)(1)	3,160	2,375	247	(4,847)	(2,597)

Loss before income taxes and cumulative effect of change in accounting policy	(112,011)	(157,224)	(127,607)	(67,873)	(34,739)
Provision for income taxes	491	725	—	—	—

Loss before cumulative effect of change in accounting policy	(112,502)	(157,949)	(127,607)	(67,873)	(34,739)
Cumulative effect of change in accounting policy for the recognition of up-front non-refundable fees	—	—	—	2,596	—

Net loss	(112,502)	(157,949)	(127,607)	(70,469)	(34,739)
Preferred dividends	—	—	—	6,773	3,713

Net loss to common stockholders	$(112,502)	$(157,949)	$(127,607)	$(77,242)	$(38,452)

Net loss per common share:
Basic and diluted:
Loss before cumulative effect of change in accounting policy	$(1.52)	$(2.15)	$(1.84)	$(1.19)	$(0.76)
Cumulative effect of change in accounting policy	—	—	—	(0.04)	—

Basic and diluted net loss per common share	$(1.52)	$(2.15)	$(1.84)	$(1.23)	$(0.76)

Weighted average shares outstanding	74,250	73,408	69,429	63,030	50,894

	December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Balance Sheet Data:
Cash and securities	$106,348	$247,655	$333,986	$297,169	$119,368
Total assets	381,595	484,506	487,712	402,978	146,168
Long-term obligations	240,041	240,052	242,279	242,688	3,335
Deferred revenue	337,232	322,504	203,496	2,434	—
Accumulated deficit	(642,608)	(530,106)	(372,157)	(244,550)	(174,081)
Stockholders' (deficit) equity	$(270,593)	$(185,629)	$(31,294)	$42,690	$111,674

(1)
Net interest and other expense (income) is presented net of interest income, interest expense and gains and losses on securities and investments.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis is provided to further the reader's understanding of the consolidated financial statements, financial condition and results of operations of ImClone Systems. This discussion should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risk and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below and under "Risk Factors" set forth in Item 1 and elsewhere in this Annual Report on Form 10-K.

INTRODUCTION

        ImClone Systems is a biopharmaceutical company whose mission is to advance oncology care by developing a portfolio of targeted biologic treatments designed to address the medical needs of patients with cancer. We focus on three strategies for treating cancer: growth factor blockers, angiogenesis inhibitors, and cancer vaccines. Our lead product, ERBITUX™ is a first-of-its-kind antibody approved by the FDA for use in combination with irinotecan in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are refractory to irinotecan-based chemotherapy and for use as a single agent in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are intolerant to irinotecan-based chemotherapy. ERBITUX binds specifically to epidermal growth factor receptor (EGFR, HER1, c-ErbB-1) on both normal and tumor cells, and competitively inhibits the binding of epidermal growth factor (EGF) and other ligands, such as transforming growth factor-alpha. We are conducting, and in some cases have completed, potential registration studies evaluating ERBITUX for the treatment of colorectal, head and neck and pancreatic cancers, as well as other indications.

        On February 12, 2004, the FDA approved ERBITUX (Cetuximab) Injection for use in combination with irinotecan in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are refractory to irinotecan-based chemotherapy and for use as a single agent in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are intolerant to irinotecan-based chemotherapy. In addition, the FDA also approved Lonza's manufacturing facility. ERBITUX inventory previously produced at Lonza's facility will serve as supply for the initial demand for ERBITUX. The Company has withdrawn our manufacturing facility, BB36, from the CMC section of the BLA and submitted on February 12, 2004 a CMC supplemental BLA for licensure of the facility. Based on PDUFA guidelines, the FDA has four months from the submission date to take action on the CMC supplemental BLA filing. The withdrawal and resubmission followed a request from the FDA for information on a larger group of patients treated with drug supplied from BB36 to confirm previously submitted safety data from that facility. This information has been collected from the Company's Phase II ERBITUX single agent study of patients with EGFR-expressing refractory metastatic colorectal cancer (IMCL-0144). The CMC supplemental BLA includes the previously withdrawn BB36 CMC section, as well as information on the larger group of patients. Subject to licensure of BB36 within the PDUFA timetable, we believe we can meet full commercial demand for ERBITUX on an ongoing basis.

        On December 1, 2003, Swissmedic, the Swiss agency for therapeutic products, approved ERBITUX in Switzerland for the treatment of patients with colorectal cancer who no longer respond to standard chemotherapy treatment with irinotecan. Merck KGaA, received the approval for ERBITUX from Swissmedic based on the company's European clinical study that included more than 300 patients. Merck KGaA licensed the right to market ERBITUX outside the U.S. and Canada from ImClone Systems in 1998. In Japan, Merck KGaA has marketing rights to ERBITUX which are co-exclusive to the co-development rights of ImClone Systems and BMS.

        Historically, we have devoted most of our efforts and resources to research and development conducted on our own behalf and through collaborations with corporate partners and academic research and clinical institutions. However, as a result of the approval of ERBITUX by the FDA in February 2004, we anticipate that we will earn royalty revenues on commercial sales of ERBITUX by our corporate partners. To date, substantially all of our revenues have been generated from collaborative arrangements with our partners. Our revenues, as well as our results of operations, have fluctuated and are expected to continue to fluctuate significantly from period to period due to several factors, including but not limited to:

  •
  the amount and timing of revenues earned from commercial sales of ERBITUX;

  •
  the timing of when we begin to reflect cost of goods sold in our statement of operations from product sales to our corporate partners;

  •
  whether we obtain FDA approval for our BB36 manufacturing facility;

  •
  our ability to manufacture products sufficient to meet demand;

  •
  the status of development of our various product candidates;

  •
  whether or not we achieve specified research or commercialization milestones;

  •
  timely payment by our corporate partners of amounts payable to us;

  •
  legal costs and the outcome of outstanding legal proceedings and investigations; and

  •
  the addition or termination of research programs or funding support and variations in the level of expenses related to our proprietary product candidates during any given period.

        As a result of our substantial research and development costs, we have incurred significant operating losses and have generated an accumulated deficit of approximately $642,608,000 as of December 31, 2003. With the approval of ERBITUX by the FDA on February 12, 2004, we anticipate that our accumulated deficit will decrease in the near future as we begin to earn revenues on commercial sales of ERBITUX by our partners and as we continue to recognize revenues from license fees and milestone payments. Although we cannot predict the level of revenues we will derive from these sales due to the lack of historical data, we expect that such revenues will offset, in part, our substantial research and development costs. Although we have historically devoted most of our efforts and resources to research and development, we expect to devote greater efforts and resources to the manufacturing, marketing, and commercialization of ERBITUX. There is no assurance that we will be able to successfully manufacture, market, or commercialize ERBITUX or that potential customers will buy ERBITUX.

CRITICAL ACCOUNTING POLICIES

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Estimates are deemed critical when a different methodology could have reasonably been used or where changes in the estimate from period to period may have a material impact on the Company's financial condition, changes in financial condition or results of operations. The Company's critical accounting policies that require management to make significant judgments, estimates, and assumptions are set forth below. The development and selection of the critical accounting policies, and the related disclosure below have been reviewed with the Audit Committee of the Company's Board of Directors.

        Revenue Recognition—Historically, our revenues have been derived from three primary sources: license fees and milestone payments, royalty revenue, and collaborative agreement revenue.

        Revenues from license fees and milestone payments primarily consist of up-front and milestone payments received under the Commercial Agreement with BMS and E.R. Squibb, relating to ERBITUX and milestone payments received under the development and license agreement with Merck KGaA with respect to ERBITUX. We recognize all non-refundable up-front license fees as revenues in accordance with the guidance provided in the Securities and Exchange Commission's Staff Accounting Bulletins No. 101 and No. 104. Our most critical application of this policy, to date, relates to the $400,000,000 in license fees received from BMS and E.R. Squibb under the Commercial Agreement which are being deferred and recognized as revenue based upon the actual product research and development costs incurred since September 19, 2001 to date by BMS and E.R. Squibb and ImClone Systems as a percentage of the estimated total of such cost to be incurred over the 17 year term of the Commercial Agreement. The estimated total of such costs is the contractually specified minimum in the commercial agreement with Bristol-Myers Squibb. Of the $400,000,000 in up-front payments received through December 31, 2003, approximately $47,527,000 was recognized as revenue during the twelve months ended December 31, 2003 and approximately $70,688,000 from the commencement of the Commercial Agreement through December 31, 2003. The methodology used to recognize deferred revenue involves a number of estimates and judgments, such as the estimate of total product research and development costs to be incurred under the Commercial Agreement. Changes in these estimates and judgments can have a significant effect on the size and timing of revenue recognition. In addition, if management had chosen a different methodology to recognize the license fee and milestone payments received under the Commercial Agreement, the Company's financial position and results of operations could have differed materially. For example, if the Company were to recognize the revenues earned from the Commercial Agreement on a straight-line basis over the life of the agreement, the Company would have recognized approximately $23,810,000 and $46,113,000 as revenue for the twelve months and from the commencement of the Commercial Agreement, respectively through December 31, 2003. Management believes that the current methodology used to recognize revenues under the Commercial Agreement is the most appropriate because it reflects the level of expenditure and activity in the period in which it is being spent as compared to the total expected expenditure over the life of the Commercial Agreement.

        Payments received under the development and license agreement with Merck KGaA with respect to ERBITUX are deferred and recognized as revenue on a straight-line basis over the estimated service period. Non-refundable milestone payments, which represent the achievement of a significant step in the research and development process, pursuant to collaborative agreements other than the Commercial Agreement, are recognized as revenue upon the achievement of the specified milestone.

        Royalty revenues from licensees, which are based on third-party sales of licensed products and technology, are recorded as earned in accordance with the contract terms when third-party sales can be reliably measured and collection of funds is reasonably assured.

        Collaborative agreement revenue consists of reimbursements received from BMS and E.R. Squibb and Merck KGaA related to clinical and regulatory studies, ERBITUX provided to them for use in clinical studies, and certain marketing and administrative costs. Collaborative agreement revenue is recorded as earned based on the performance requirements under the respective contracts.

        Withholding Taxes—In January 2003, New York State notified the Company that it was liable for the New York State and City income taxes that were not withheld because one or more of the Company's employees who exercised certain non-qualified stock options in 1999 and 2000 failed to pay New York State and City income taxes for those years. On March 13, 2003, the Company entered into a closing agreement with New York State, paying $4,500,000 to settle the matter. Subsequently, the Company became aware of another potential income and employment tax withholding liability associated with the exercise of certain warrants granted in the early years of the Company's existence that were held by certain former officers, directors and employees. After the Company informed New York State of the issue relating to the warrants, New York State, in June 2003, notified the Company that it was continuing the previously conducted audit of the Company and was evaluating the terms of the closing agreement to determine whether or not it should be re-opened.

        On March 13, 2003, the Company initiated discussions with the Internal Revenue Service (the "IRS") relating to the federal income taxes applicable to the above noted issues. Although the IRS has not yet asserted that the Company is required to make a payment with respect to such failure to withhold, the IRS may assert that such a liability exists, and may further assert that the Company is liable for interest and penalties. The IRS has commenced audits of the Company's income tax and employment tax returns, and New York State has commenced audits of the Company's employment tax returns, for tax years 1999 through 2001. The Company is cooperating fully with the IRS and New York State with respect to these audits, and intends to continue to do so.

        The Company has not recognized accruals for penalties and interest that may be imposed with respect to the withholding tax issues described above and other related contingencies, including the period covered by the statute of limitations and the Company's determination of certain exercise dates, because it does not believe that losses from such contingencies are probable, or in the event that any taxing authority makes a claim for penalties or interest, the Company believes that it will be able to settle the total amount asserted (including any liability for taxes) for an amount not in excess of the liability for taxes already accrued with respect to the relevant withholding tax issue. With respect to the statute of limitations and the Company's determination of certain exercise dates, while the Company does not believe a loss is probable, there is a potential additional liability with respect to these issues that may be asserted by a taxing authority. If taxing authorities assert such issues and prevail related to these withholding tax issues and other related contingencies, including penalties, the liability that could be imposed by taxing authorities may be substantial. The potential interest on the withholding tax liabilities could be up to a maximum amount of approximately $9,600,000 at December 31, 2003. Potential additional withholding tax liability on other related contingencies amounts to approximately $11,000,000, exclusive of any interest or penalties.

        In addition, the Company has not recognized withholding tax liabilities in respect of exercises of certain warrants by a former director to whom warrants were issued and previously treated as non-compensatory warrants. Based on the Company's investigation, it believes that, although such warrants were compensatory, such warrants were received in connection with the performance of services by him in his capacity as a director, rather than as an employee, and, as such, are not subject to tax withholding requirements. In addition, in 1999, this former director erroneously received a portion of a stock option grant in the form of incentive stock options, which under federal law may only be granted to employees. There can be no assurance, however, that the taxing authorities will agree with the Company's position and will not assert that the Company is liable for the failure to withhold income and employment taxes with respect to the exercise of such warrants and stock options by said director. If the Company became liable for the failure to withhold taxes on the exercise of the warrants and any stock options by this director, the aggregate potential liability, exclusive of any interest or penalties, would be approximately $12,600,000.

        Production Costs—To date, all costs associated with the manufacturing of ERBITUX have been included in research and development expenses when incurred. Effective February 12, 2004, the date in which the Company received approval from the FDA for ERBITUX, we expect to begin to capitalize in inventory the cost of manufacturing ERBITUX for commercial sale and will expense such cost as cost of goods sold at the time of sale. However, as we sell our existing inventory that was previously expensed, there will be a period of time whereby the Company will reflect product and royalty revenues with no corresponding cost of goods sold. Although it is currently impossible to project demand for ERBITUX due to lack of historical experience, we may have sufficient inventory to supply our corporate partners with product for a significant period. As we begin to package our bulk inventory, we will capitalize the cost of packaging and labeling such inventory. Therefore, we anticipate that our gross margin on sales of ERBITUX to our corporate partners will fluctuate significantly in 2004 and 2005 from quarter to quarter. For example, we may experience a quarter whereby there will be no cost of goods sold on product sales and royalties earned from sales of ERBITUX, quarterly results that may reflect product sales and royalty revenues with cost of goods sold consisting solely of packaging and labeling cost, and we may experience quarterly results where some of our revenues will have no corresponding cost, partial cost, or fully loaded cost of goods sold. Therefore, we believe that our gross margin will be distorted for comparison purposes for a significant period after February 12, 2004 depending on market demand for ERBITUX. In addition, we anticipate that the comparability of our cost of goods in the future may also be impacted due to differences in the cost of goods sold for inventory manufactured by Lonza and inventory manufactured at BB36.

        Litigation—The Company is currently involved in certain legal proceedings as fully disclosed in the Notes to the Consolidated Financial Statements. In accordance with Statement of Financial Accounting Standards No. 5, no reserve has been established in our financial statements for these legal proceedings because we do not believe that a loss is probable. However, if in a future period, events in any such legal proceedings render it probable that a loss will be incurred, and if such loss is reasonably estimable at that time, we will establish such a reserve. Thus, it is possible that legal proceedings may have a material adverse impact on the operating results for that period, on our balance sheet or both.

        Long-Lived Assets—We review long-lived assets for impairment when events or changes in business conditions indicate that their full carrying value may not be recovered. Assets are considered to be impaired and written down to fair value if expected associated undiscounted cash flows are less than carrying amounts. Fair value is generally determined as the present value of the expected associated cash flows. We have built BB36 and are building BB50, and purchased a material logistics and warehousing facility. BB36 is dedicated to the clinical and commercial production of ERBITUX and BB50 will be a multi-use production facility. ERBITUX is currently being produced for clinical studies and commercialization at BB36. The material logistics and warehousing facility includes office space, a storage location and sampling laboratory for ERBITUX. The newly renovated administrative facility houses the clinical, regulatory, sales, marketing, finance, human resources, project management and MIS departments, as well as certain executive and legal offices and other necessities. Based on management's current estimates, we expect to recover the carrying value of such assets. Changes in regulatory or other business conditions in the future could change our judgments about the carrying value of these facilities, which could result in the recognition of material impairment losses.

        Income Taxes—Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Significant estimates are required in determining our provision for income taxes. As of December 31, 2003 the Company has provided a valuation allowance against its total gross deferred tax assets because, more likely than not, its gross deferred tax assets will not be realized. Although management believes that our reserves as of December 31, 2003 for these uncertainties are appropriate, we expect that as we sell ERBITUX to our corporate partners for commercial use and earn royalties from the expected commercial sales of ERBITUX, we will need to revise our conclusions regarding the realization of our deferred tax assets due to expected changes in overall levels of pretax earnings. In addition, there may be other factors such as changes in tax laws, future levels of research and development spending and future levels of capital expenditures that may impact our effective tax rate in the future.

RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

        On December 24, 2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. The Interpretation replaces Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which was issued on January 17, 2003. The effective date of FIN 46R depends on whether the reporting enterprise is a public or nonpublic company and on the nature of the entity in which the reporting entity has a variable interest. The adoption of this accounting pronouncement will not have a material effect on the Company's consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

RESULTS OF OPERATIONS

Years Ended December 31, 2003 and 2002

Revenues

        Total revenues for the year ended December 31, 2003 amounted to $80,830,000, an increase of $20,825,000 or 34.7% from the comparable period in 2002. We derive our revenues from three primary sources: license fees and milestone revenue, royalty revenue, and collaborative agreement revenue. The increase in revenues in 2003 is primarily as a result of an increase in license fee and milestone revenue of $26,919,000, partially offset by a decrease in collaborative agreement revenue of $5,316,000 and in royalty revenue of $778,000.

License fees and milestone revenue

        Total license fees and milestone revenue in 2003 of $47,970,000 consist of recognition of up-front payments received under the Commercial Agreement with BMS and E.R. Squibb of approximately $47,527,000, recognition of payments received under the development and license agreements with Merck KGaA of $385,000 and license fees from GlaxoSmithKline plc. ("Glaxo") of $58,000. The increase in license fees and milestone revenue from 2002 of $26,919,000 is due to an increase in revenue recognized under the Commercial Agreement with BMS and E.R. Squibb as a result of increased expenditures in product research and development during 2003 by BMS and E.R. Squibb and ImClone Systems and the receipt of an additional payment of $60,000,000 from BMS during 2003.

Royalty revenue

        Royalty revenue consists primarily of royalty payments received from Abbott pursuant to the licensing of some of our diagnostic products and techniques on a worldwide basis. During 2003 we earned royalty payments of $557,000 primarily from Abbott, a decrease of $796,000 from the corresponding period in 2002. The decrease is due to the fact that Abbott discontinued the sales of these products during 2003, therefore we expect that any royalties in the future will be minimal as they exhaust their existing inventory. In addition, as a result of the approval by Swissmedic in December of 2003 of ERBITUX in Switzerland, we earned approximately $18,000 of royalty revenue on sales of ERBITUX by Merck KGaA in Switzerland during the month of December 2003. With the approval of ERBITUX by the FDA in February 2004 and the approval in Switzerland by Swissmedic in December of 2003, we expect that our royalty income will experience a significant increase beginning in the second quarter of 2004 as our partners BMS and E.R. Squibb and Merck KGaA sell ERBITUX in their respective approved markets.

Collaborative agreement revenue

        Collaborative agreement revenue consists of reimbursements from our partners BMS and Merck KGaA under our collaborative agreements. There are three primary categories for which we receive reimbursement from our partners: clinical and regulatory expenses, the cost of ERBITUX supplied to our partners for use in clinical studies, and certain marketing and administrative expenses. During 2003, we earned $32,285,000 in collaborative agreement revenue of which $20,668,000 represents amounts earned from BMS and E.R. Squibb and $11,617,000 represents amounts earned from Merck KGaA as compared to $37,601,000 earned in 2002 of which $20,382,000 was earned from BMS and E.R. Squibb and $17,219,000 was earned from Merck KGaA. The decrease in collaborative agreement revenue in 2003 of $5,316,000 is primarily due to a decrease in product supplied to Merck KGaA during 2003 for use in clinical studies.

        With the approval of ERBITUX in both Switzerland and the United States, we will begin to sell inventory to our partners for their subsequent commercial sale. Therefore, we expect an increase in revenues derived from the sale of inventory for commercial distribution by our partners. We also anticipate that the majority of the increase will be derived from sale of inventory to BMS and E.R. Squibb, which based on our agreement with such parties, will be at cost plus a 10% markup.

Operating Expenses

        Total operating expenses for the year ended December 31, 2003 amounted to $189,681,000, a decrease of $25,173,000, or 11.7% from the corresponding period in 2002. This decrease is primarily due to a decrease in research and development expenses of $21,751,000, a decrease in marketing, general and administrative expenses of $3,868,000, a decrease of $6,774,000 due to a recovery of a previous write-off in 2002 of $3,384,000 relating to a withholding tax liability and a decrease of $2,250,000 relating to expenses associated with the BMS acquisition, stockholder and amended commercial agreements.    These decreases were partially offset by an increase in clinical and regulatory expenses of $9,715,000.

Research and Development

        Research and development expenses for the year ended December 31, 2003 and 2002 were $121,111,000 and $142,862,000, respectively, a decrease of $21,751,000 or 15.2% in 2003. Research and development expenses include costs associated with our in-house and collaborative research programs, product and process development expenses, costs to manufacture ERBITUX and other product candidates (prior to any approval that we may obtain of a product candidate for commercial sale) and quality assurance and quality control costs. Research and development reflect costs that are reimbursable from our corporate partners. Approximately $15,232,000 and $23,162,000 of costs reflected in research and development for the years ended December 31, 2003 and 2002, respectively, are reflected under collaborative agreement revenue since they represent inventory supplied to our partners for use in clinical studies. With the approval of ERBITUX by the FDA on February 12, 2004, our research and development expenses will no longer reflect prospectively from that date the cost associated with manufacturing ERBITUX. Costs incurred in the production of ERBITUX for sale to our corporate partners will be included in inventory and expensed as cost of goods sold at the time of sale of such inventory.

        The decrease in research and development expenses of $21,751,000 for the year ended December 31, 2003 was primarily attributable to a decrease of approximately $28,300,000 related to cost incurred in connection with the manufacturing of ERBITUX by Lonza, a contract manufacturer. For the years ended 2003 and 2002, research and development included approximately $23,189,000 and $51,521,000, respectively of inventory cost manufactured by Lonza under a service agreement that was completed by June of 2003. This decrease was partially offset by increased expenditures in discovery research and increased costs associated with the full-scale production of BB36.

        The largest component of our total operating expenses is our ongoing investment in research and development and, in particular, the clinical development of our product pipeline. The process of conducting the clinical research necessary to obtain FDA approval is costly and time consuming. Current FDA requirements for a new human drug or biological product to be marketed in the United States include: (1) the successful conclusion of pre-clinical laboratory and animal tests, if appropriate, to gain preliminary information on the product's safety; (2) filing with the FDA of an IND, to conduct human clinical studies for drugs or biologics; (3) the successful completion of adequate and well-controlled human clinical investigations to establish the safety and efficacy of the product for its recommended use; and (4) filing by a company and acceptance and approval by the FDA of a NDA for a drug product or a BLA for a biological product to allow commercial distribution of the drug or biologic. Due to the inherent risks associated with candidate discovery and development, as well as the regulatory approval process, we, by necessity, manage our overall research, development and in-licensing efforts in a manner designed to generate new clinical candidates into development.

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

Clinical and Regulatory

        Clinical and regulatory expenses for the year ended December 31, 2003 and 2002 were $30,154,000 and $20,439,000, respectively, an increase of $9,715,000 or 47.5% in 2003. Clinical and regulatory expenses consist of costs to conduct our clinical studies and associated regulatory activities. The increase experienced in 2003 is primarily as a result of incremental costs incurred due to increased activity in our clinical programs including an increase of approximately $1,200,000 in salary and benefits based on increased headcount during 2003. Approximately $15,109,000 and $12,796,000 of the costs included in this category for the years ended December 31, 2003 and 2002, respectively is reflected as revenues under collaborative agreement since they represent costs that are reimbursable by our corporate partners. We expect to continue our investment in our clinical programs and therefore, we expect increased clinical and regulatory expenditures in the future.

Marketing, General and Administrative

        Marketing, general and administrative expenses include marketing and administrative personnel costs, including related facility costs, additional costs to develop internal marketing and field operations capabilities, costs to pursue arrangements with strategic corporate partners and technology licensors, and expenses associated with applying for patent protection for our technology and products. Marketing, general and administrative expenses also include amounts reimbursable from our corporate partners.

        Marketing, general and administrative expenses for the year ended December 31, 2003 amounted to $41,947,000, a decrease of $3,868,000, or 8.4% from the comparable period in 2002. This decrease is primarily due to a payment made in the second quarter of 2002 for separation compensation and other post-employment benefits of $7,283,000, associated with the resignation of our former President and Chief Executive Officer. In addition, during April 2003, BMS paid us $3,250,000, which represented the refund of a previously written-off deposit related to the exclusive right to negotiate a long-term supply agreement with Lonza, which was recognized as a decrease to marketing, general and administrative expenses in 2003. This decrease was partially offset by a payment of $4,189,000 in 2003 related to an employment agreement with a former executive officer and an increase in marketing expenses of approximately $2,200,000 incurred in order to support our marketing efforts going forward. We expect incremental expenditures in marketing, general and administrative expenses as we continue to support our commercialization efforts for ERBITUX and as we continue to build the necessary infrastructure that will support the expected growth of our business.

(Recovery) Write-down of Withholding Tax Assets and Industrial Development Revenue Bonds Tax Expense

        In 2003, we recognized the recovery of the previous write-down of the withholding tax asset and the elimination of the withholding tax liability of $3,384,000 attributable to the exercise of warrants by our former General Counsel, John B. Landes, because Mr. Landes has represented to us that he has paid the taxes associated with this liability. The write-down of withholding tax assets in 2002 of $3,390,000 is primarily composed of the write-down that was reversed in 2003.

        In April 2003, the Company discovered that we were in breach of certain covenants in our 11 1/4% Industrial Development Revenue Bonds due May 2004 issued by the New York Industrial Development Agency (the "1990 IDA Bonds"). We recorded additional tax expense of $98,000 for the year ended December 31, 2002 and $65,000 of additional tax expense for 2003. During the fourth quarter of 2003, we entered into a closing agreement with the Internal Revenue Service in settlement of our federal income tax liabilities associated with the 1990 IDA Bonds for an amount less than previous estimates of federal tax liability. As a result, the Company has recognized a benefit of $212,000 attributable to the recovery of tax expense attributable to the 1990 IDA Bonds.

Interest Income, Interest Expense and Other (Income) Expense

        Interest income was $4,121,000 for the year ended December 31, 2003 compared with $9,301,000 for the year ended December 31, 2002, a decrease of $5,180,000, or 55.7% in 2003. The decrease was primarily attributable to a decrease in the average monthly cash and cash equivalents balance and a decrease in interest rates associated with our portfolio of marketable securities.

        Interest expense was $8,881,000 and $13,179,000 for the year ended December 31, 2003 and 2002, respectively, a decrease of $4,298,000 or 32.6% in 2003. The overall decrease in interest expense from the year ended December 31, 2002 to 2003 was primarily attributable to an increase in the amount of interest capitalized during the construction of BB50 in Branchburg, New Jersey, from $2,077,000 to $6,059,000. Interest expense for both periods included: (1) interest on the 5 1/2% convertible subordinated notes due March 1, 2005 (the "Convertible Subordinated Notes") issued in February 2000; (2) interest on the 1990 IDA Bonds with a principal amount of $2,200,000, which were redeemed on June 30, 2003, (3) interest on financing our corporate insurance and (4) interest recorded on various capital lease obligations under a 1998 financing agreement with Finova Technology Finance, Inc. ("Finova") and with GE Capital Leasing.

        We recorded gains on securities available for sale of $1,600,000 and $1,503,000 for the years ended December 31, 2003 and 2002, respectively. These amounts represent net realized gains from the sale of investments in our available-for-sale securities portfolio, which as of December 31, 2003 amounted to $49,498,000.

Provision for Income Taxes

        Income taxes of $491,000 and $725,000 for the years ended December 31, 2003 and 2002, respectively, are the result of various tax law changes in the State of New Jersey, one of which is the establishment of the Alternative Minimum Assessment tax to which we are subject.

Net Losses

        We had a net loss to common stockholders of $112,502,000 or $1.52 per share for the year ended December 31, 2003, compared with a net loss of $157,949,000 or $2.15 per share for the year ended December 31, 2002. The decrease in the net loss and net loss per share to common stockholders was due to the factors noted above.

Years Ended December 31, 2002 and 2001

Revenues

        Total revenues for the year ended December 31, 2002 amounted to $60,005,000, an increase of $9,768,000 or 19.4% from the comparable period in 2001. We derive our revenues from three primary sources: license fees and milestone revenue, royalty revenue, and collaborative agreement revenue. The increase in revenues in 2002 is primarily as a result of an increase in collaborative agreement revenue of $20,583,000, partially offset by a decrease in license fees and milestone revenue of $10,686,000 and in royalty revenue of $129,000.

License fees and milestone revenue

        Total license fees and milestone revenue in 2002 of $21,051,000 consist of the recognition of payments received under the Commercial Agreement with BMS and E.R. Squibb of approximately $20,608,000, and license fee revenue received under the development and license agreements with Merck KGaA of $385,000 and license fees from Glaxo of $58,000. The decrease in license fees and milestone revenue in 2002 of $10,686,000 from the comparable period in 2001, is primarily due to a decrease of $28,759,000 in milestone revenue received from Merck KGaA partially offset by an increase of $18,055,000 in license fee revenue earned from BMS and E.R. Squibb in 2002.

Royalty revenue

        Royalty revenue consists primarily of royalty payments received from Abbott pursuant to the licensing of some of our diagnostic products and techniques on a worldwide basis. During 2002 we earned royalty payments of $1,353,000 primarily from Abbott, a decrease of $129,000 from the corresponding period in 2001.

Collaborative agreement revenue

        Collaborative agreement revenue consists of research and development funding revenues derived from our collaborative agreements with BMS and Merck KGaA. During 2002, we earned $37,601,000 of which $20,382,000 represents amounts earned from BMS and E.R. Squibb and $17,219,000 from Merck KGaA, as compared to $17,018,000 earned in 2001 of which $6,714,000 was earned from BMS and E.R. Squibb and $10,304,000 was earned from Merck KGaA. The increase in collaborative agreement revenue in 2002 of $20,583,000 is primarily due to an increase in product supplied to Merck KGaA during 2002 for use in clinical studies and also due to a full year of BMS activity in 2002 compared to four months in 2001.

Operating Expenses

        Total operating expenses for the year ended December 31, 2002 amounted to $214,854,000, an increase of $37,257,000, or 21.0% from the corresponding period in 2001. This increase is primarily due to an increase in research and development and clinical and regulatory expenses of $52,322,000, and in marketing, general and administrative expenses of $20,619,000, partially offset by a decrease in withholding tax asset expense of $21,879,000 and in expenses associated with the BMS acquisition, stockholder and amended commercial agreements of $13,805,000.

Research and Development

        Research and development expenses for the years ended December 31, 2002 and 2001 were $142,862,000 and $78,036,000, respectively, an increase of $64,826,000 or 83.1% in 2002. Research and development expenses include costs associated with our in-house and collaborative research programs, product and process development expenses, costs to manufacture ERBITUX and other product candidates (prior to any approval that we may obtain of a product candidate for commercial sale or committed purchase obligations of our corporate partners), and quality assurance and quality control costs. Research and development expenses include costs that are reimbursable by our corporate partners. The increase in research and development expenses for the year ended December 31, 2002 was primarily attributable to (1) the costs associated with full scale production at BB36, (2) costs related to the manufacturing services agreements with Lonza, (3) expenditures in the functional areas of product development and pilot plant manufacturing associated with our other monoclonal antibodies and (4) increased expenditures associated with discovery research.

Clinical and Regulatory

        Clinical and regulatory expenses for the years ended December 31, 2002 and 2001 were $20,439,000 and $32,943,000, respectively, a decrease of $12,504,000 or 38.0% in 2002. Clinical and regulatory expenses consist of costs to conduct our clinical studies and associated regulatory activities. The decrease experienced in 2002 is due to the fact that the majority of the expenses associated with clinical studies for ERBITUX were incurred before 2002 and there was a decrease in the level of expenditures during 2002 due to regulatory uncertainty of ERBITUX. Approximately $12,796,000 and

$8,363,000 of the costs included in this category for the years ended December 31, 2002 and 2001, respectively, are reflected as revenues under collaborative agreement since they represent costs that are reimbursable by our corporate partners.

Marketing, General and Administrative

        Marketing, general and administrative expenses include marketing and administrative personnel costs, including related facility costs, additional costs to develop internal marketing and sales capabilities, costs to pursue arrangements with strategic corporate partners and technology licensors, and expenses associated with applying for patent protection for our technology and products. Marketing, general and administrative expenses also include amounts reimbursable from our corporate partners. Marketing, general and administrative expenses for the years ended December 31, 2002 and 2001 were $45,815,000 and $25,196,000, respectively, an increase of $20,619,000, or 82% in 2002. The increase in marketing, general and administrative expenses primarily resulted from (1) the second quarter 2002 separation compensation and other post-employment benefits of $7,283,000, associated with the resignation of our former President and Chief Executive Officer, Dr. Samuel D. Waksal, (2) legal expenses associated with the pending class action lawsuits, shareholder derivative lawsuits and investigations by the SEC, the Subcommittee on Oversight and Investigation of the U.S. House of Representatives Committee on Energy and Commerce and the U.S. Department of Justice (3) expenses associated with higher public relations costs due to the factors noted in (2) above, (4) expenses associated with higher insurance premiums with respect to director and officer liability insurance, (5) the write-off of an expired negotiating right with Lonza of $3,250,000, in 2002 and (6) expenses associated with general corporate activities.

Write-down of Withholding Tax Assets

        Write-downs of withholding tax assets for the years ended December 31, 2002 and 2001 were $3,390,000 and $25,269,000, respectively, a decrease of $21,879,000 or 87% in 2002. The Consolidated Statement of Operations for the year ended December 31, 2001 reflects the write-down of a $25,269,000 asset, offsetting withholding tax liabilities of the same amount, incurred upon the failure to withhold upon the exercise of certain non-qualified stock options and certain warrants granted to our former President and Chief Executive Officer, Dr. Samuel D. Waksal. In 2000 and prior years, we generally did not withhold federal, state or local income taxes at the time of exercise of non-qualified stock options or warrants. The majority of these exercise transactions occurred during the years ended December 31, 1999 and 2000. During the second quarter of 2002, we wrote-off $3,384,000 attributable to our failure to withhold on a warrant exercise by John B. Landes, our former General Counsel.

Industrial Development Revenue Bonds Tax Expense

        In April 2003, we discovered that we were in breach of certain covenants in our 1990 IDA Bonds. We therefore recorded additional tax expense of $98,000 for each of the years ended December 31, 2002 and 2001 relating to these bonds.

Interest Income, Interest Expense and Other (Income) Expense

        Interest income was $9,301,000 for the year ended December 31, 2002 compared with $14,990,000 for the year ended December 31, 2001, a decrease of $5,689,000, or 38% in 2002. The decrease was primarily attributable to a decrease in interest rates associated with our portfolio of debt securities.

        Interest expense was $13,179,000 and $13,596,000 for the years ended December 31, 2002 and 2001, respectively, a decrease of $417,000 or 3% in 2002. The overall decrease in interest expense from 2001 to 2002 was primarily attributable to an increase in the amount of interest capitalized during the construction of BB50 in Branchburg, New Jersey, from $1,656,000 to $2,077,000. Interest expense for both periods included (1) interest on the Convertible Subordinated Notes issued in February 2000, (2) interest on the 1990 IDA Bonds with a principal amount of $2,200,000, which were redeemed on June 30, 2003, (3) interest on financing our corporate insurance and (4) interest recorded on various capital lease obligations under a 1996 financing agreement and a 1998 financing agreement with Finova.

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

Provision for Income Taxes

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

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 2003 our principal sources of liquidity consisted of cash and cash equivalents and securities available for sale of approximately $106,348,000 as compared to $247,655,000 at December 31, 2002. Historically, we have financed our operations through a variety of sources, most significantly through the issuance of public and private equity and convertible notes, license fees and milestone payments and reimbursements from our corporate partners and interest income and net realized gains earned on cash and cash equivalents and securities available for sale.

SUMMARY OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
	(Thousands of dollars)
Cash provided by (used in):
Operating activities	$(93,385)	$(4,532)	$70,313
Investing activities	51,708	34,571	(120,007)
Financing activities	25,650	4,745	27,462

Net increase (decrease) in cash and
Cash equivalents	$(16,027)	$34,784	$(22,232)

        Historically our cash flows from operating activities have fluctuated significantly due to the nature of our operations and the timing of our cash receipts. During 2003, we used $93,385,000 of cash for operating activities primarily due to the fact that we invested approximately $151,265,000 in research and development and clinical and regulatory activities in support of our ongoing investment in these areas, in particular, the clinical development of our product pipeline. We also incurred approximately

$42,000,000 in marketing general and administrative expenses to support our operations including incremental expenses related to building our marketing infrastructure in order to support our commercialization efforts of ERBITUX. In addition, we also incurred net interest expense (including amounts capitalized) of approximately $8,900,000. These expenses, less depreciation and amortization of approximately $11,478,000 were partially offset by the receipt of $60,000,000 in license fee payments and approximately $35,700,000 related to reimbursements under our collaborative agreements. With the approval of ERBITUX by the FDA on February 12, 2004, we expect that our operating cash flows will experience significant fluctuations in future periods as a result of an increase in milestone payments in 2004 and expected increases in revenues from the commercial sale of ERBITUX.

        Net cash flows provided by investing activities increased by $17,137,000 and $154,578,000 in 2003 and 2002, respectively. Our primary sources and uses of cash under investing activities are from the net activity in our securities available for sale portfolio, which we manage, based on our liquidity needs and amounts invested in capital expenditures. A significant portion of our capital expenses relate to the construction of BB50 and equipping BB36 for the manufacturing of ERBITUX. During 2003, our cash flows from investing activities increased by $17,137,000 due to an increase in net sales of securities available for sale, partially offset by a decrease in capital expenditures. During 2003, we operated under regulatory uncertainty as to whether we would receive FDA approval for ERBITUX. As such, we decided to delay some of our capital expenditures until 2004. During 2002, our net cash flows from investing activities increased by $154,578,000 primarily due to an increase in sales of our securities available for sale portfolio, partially offset by an increase in capital expenditures. We expect that our investment in capital expenditures in 2004 will increase as we continue the construction of BB50.

        Net cash flows provided by financing activities increased by approximately $20,905,000 in 2003 primarily due to $20,000,000 received from Merck KGaA based upon the achievement of certain defined milestones for which Merck KGaA received equity in ImClone Systems.

        On December 1, 2003, Swissmedic, the Swiss agency for therapeutic products, approved ERBITUX in Switzerland for the treatment of patients with colorectal cancer who no longer respond to standard chemotherapy treatment with irinotecan. On February 12, 2004 the FDA approved ERBITUX (Cetuximab) Injection for use in combination with irinotecan in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are refractory to irinotecan-based chemotherapy and for use as a single agent in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are intolerant to irinotecan-based chemotherapy. As a result of the FDA's approval of ERBITUX, we received a milestone payment of $250,000,000 from BMS and E.R. Squibb on March 12, 2004. The receipt of these funds will provide the Company with the necessary liquidity to fund our projected operating expenditures and our investment and financing commitments in 2004.

        Although it is impossible to predict the level of revenues that we will generate from the sale of ERBITUX by our corporate partners due to the lack of historical data, we anticipate that our business model and therefore our future financial condition and our future operating performance will experience significant changes. Therefore, past performance will not be indicative of our future performance. For example, we will begin to generate revenues from the commercial sale of ERBITUX by our corporate partners. We will also generate revenues from the sale of ERBITUX to our corporate partners for commercial use. In addition, we will experience a period of time whereby our revenues will not have corresponding cost of goods sold prior to utilization of all inventory manufactured prior to date of approval by the FDA, since we have previously expensed such cost as research and development.

        As of December 31, 2003 the Company had long term debt outstanding of $240,000,000 consisting of convertible subordinated notes due March 1, 2005. We are considering financing alternatives available to the Company with respect to this indebtedness.

        We believe that our existing cash and cash equivalents, marketable securities and the milestone payment of $250,000,000 received on March 12, 2004 as a result of the FDA approval of ERBITUX, will provide us with sufficient liquidity to support our operations at least through December 31, 2004, and beyond. We are also entitled to reimbursement for certain marketing and research and development expenditures and certain other payments, some of which are payable contingent upon the achievement of research and development milestones. Such contingent amounts include $250,000,000 in cash-based payments under our Commercial Agreement with BMS and E.R. Squibb, as well as up to $5,000,000 in equity-based milestone payments under our ERBITUX development and license agreement with Merck KGaA and up to $18,500,000 in cash-based milestone payments under our BEC2 development agreement with Merck KGaA. There can be no assurance that we will achieve these milestones. Our future working capital and capital requirements will depend upon numerous factors, including, but not limited to:

  •
  progress and cost of our research and development programs, pre-clinical testing and clinical studies;

  •
  the amount and timing of revenues earned from the commercial sale of ERBITUX;

  •
  whether we obtain FDA approval for the BB36 manufacturing facility;

  •
  our corporate partners fulfilling their obligations to us;

  •
  timing and cost of seeking and obtaining additional regulatory approvals;

  •
  timing and cost of manufacturing scale-up and effective commercialization activities and arrangements;

  •
  level of resources that we devote to the development of marketing and field operations capabilities;

  •
  costs involved in filing, prosecuting and enforcing patent claims;

  •
  technological advances;

  •
  legal costs and the outcome of outstanding legal proceedings and investigations;

  •
  status of competition;

  •
  our ability to maintain existing corporate collaborations and establish new collaborative arrangements with other companies to provide funding to support these activities; and

  •
  the adequacy of our estimations of liabilities for tax-related matters discussed above.

        Below is a table that presents our contractual obligations and commercial commitments as of December 31, 2003: (in thousands)

		Payments Due by Year(1)
	Total	2004	2005	2006	2007 and Thereafter
Long-term debt	$240,000	$—	$240,000	$—	$—
Capital lease obligations including interest	51	15	16	15	5
Operating leases	50,989	3,581	2,496	2,430	42,482
Purchase obligations	8,360	8,360
Construction commitments	94,371	76,199	18,172	—	—

Total contractual cash obligations	$393,771	$88,155	$260,684	$2,445	$42,487

(1)
Amounts in the above table do not include milestone-type payments payable by us under collaborative agreements.

OFF-BALANCE SHEET ARRANGEMENTS

        ImClone has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our holdings of financial instruments comprise a mix of U.S. dollar denominated securities that may include U.S. corporate debt, foreign corporate debt, U.S. government debt, foreign government/agency guaranteed debt and commercial paper. All such instruments are classified as securities available for sale. Generally, we do not invest in portfolio equity securities, commodities, foreign exchange contracts or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in investment grade fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We invest in securities that have a range of maturity dates. Typically, those with a short-term maturity are fixed-rate; highly liquid debt instruments and those with longer-term maturities are highly liquid debt instruments with fixed interest rates or with periodic interest rate adjustments. The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of December 31, 2003: (in thousands, except interest rates)

	2004		2005	2006	2007	2008		2009 and Thereafter		Total	Fair Value
Variable Rate	$3,920	(1)	$—	$—	$—	$2,789	(1)	$42,480	(1)	$49,189	$49,498
Average Interest Rate	5.00%		—	—	—	1.52%		2.66%		2.78%	—

	$3,920		$—	$—	$—	$2,789		$42,480		$49,189	$49,498

(1)
These holdings primarily consist of U.S. corporate and foreign corporate floating rate notes. Interest on the securities is adjusted monthly, quarterly or semi-annually, depending on the instrument, using prevailing interest rates. These holdings are highly liquid and we consider the potential for loss of principal to be minimal.

        Our outstanding 5 1/2% fixed rate convertible subordinated notes in the principal amount of $240,000,000 due March 1, 2005, are convertible into our common stock at a conversion price of $55.09 per share. The fair value of fixed interest rate instruments are affected by changes in interest rates and in the case of the convertible notes by changes in the price of our common stock as well. The fair value of the Convertible Subordinated Notes (which have a carrying value of $240,000,000) was approximately $243,000,000 at December 31, 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The response to this item is submitted as a separate section of this report as Part II commencing on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, has evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Acting Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information that we are required to disclose in the reports that we file or submit under the Exchange Act.

Internal Control Over Financial Reporting

        There has been no change in our internal control over financial reporting during our fourth fiscal quarter of 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by Item 10 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on June 17, 2004.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on June 17, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on June 17, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 13 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on June 17, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by Item 14 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on June 17, 2004.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) and (2)	The response to this portion of Item 15 is submitted as a separate section of this report commencing on page F-1.
(a)(3)	Exhibits (numbered in accordance with Item 601 of Regulation S-K).
Exhibit No.	Description	Incorporation by Reference
3.1	Certificate of Incorporation, as amended through December 31, 1998	D	(3.1)
3.2	Amendment dated June 4, 1999 to the Company's Certificate of Incorporation, as amended	H	(3.1A)
3.3	Amendment dated June 12, 2000 to the Company's Certificate of Incorporation, as amended	K	(3.1A)
3.4	Amendment dated August 9, 2002 to the Company's Certificate of Incorporation, as amended	Q	(3.1C)
3.5	Amended and Restated By-Laws of the Company	S	(3.2)
4.1	Indenture dated as of February 29, 2000 by and between the Company and The Bank of New York, as Trustee	I	(10.74)
4.2	Form of 5 1/2% Convertible Subordinated Notes Due 2005	I	(10.75)
4.3	Rights Agreement dated as of February 15, 2002 between the Company and EquiServe Trust Company, N.A., as Rights Agent	M	(99.2)
4.4	Stockholder Agreement, dated as of September 19, 2001, among Bristol-Myers Squibb Company, Bristol-Myers Squibb Biologics Company and the Company	L	(99.2D2)
10.1	Company's 1986 Employee Incentive Stock Option Plan, including form of Incentive Stock Option Agreement	A	(10.1)
10.2	Company's 1986 Non-qualified Stock Option Plan, including form of Non-qualified Stock Option Agreement	A	(10.2)
10.3	1996 Incentive Stock Option Plan, as amended	O	(99.1)
10.4	1996 Non-Qualified Stock Option Plan, as amended	O	(99.2)
10.5	ImClone Systems Incorporated 1998 Non-Qualified Stock Option Plan, as amended	O	(99.2)
10.6	ImClone Systems Incorporated 2002 Stock Option Plan	Q	(99.8)
10.7	ImClone Systems Incorporated 1998 Employee Stock Purchase Plan	I	(99.4)
10.8	Option Agreement, dated as of September 1, 1998, between the Company and Ron Martell	F	(99.3)
10.9	Option Agreement, dated as of January 4, 1999, between the Company and S. Joseph Tarnowski	J	(99.4)
10.10	License Agreement between the Company and the Regents of the University of California dated April 9, 1993	B	(10.48)

10.11	Collaboration and License Agreement between the Company and the Cancer Research Campaign Technology, Ltd., signed April 4, 1994, with an effective date of April 1, 1994	B	(10.50)
10.12	License Agreement between the Company and Rhone-Poulenc Rorer dated June 13, 1994	C	(10.56)
10.13	Development and License Agreement between the Company and Merck KGaA dated December 14, 1998	E	(10.70)
10.14	Lease dated as of December 15, 1998 for the Company's premises at 180 Varick Street, New York, New York	G	(10.69)
10.15	Amendment dated March 2, 1999 to Development and License Agreement between the Company and Merck KGaA	G	(10.71)
10.16	Acquisition Agreement dated as of September 19, 2001, among the Company, Bristol-Myers Squibb Company and Bristol-Myers Squibb Biologics Company	L	(99.D1)
10.17	Development, Promotion, Distribution and Supply Agreement, dated as of September 19, 2001, among the Company, Bristol-Myers Squibb Company and E.R. Squibb & Sons, L.L.C	L	(99.D3)
10.18	Employment Agreement, dated as of September 19, 2001, between the Company and Daniel S. Lynch	L	(99.D8)
10.19	Employment Agreement, dated as of September 19, 2001, between the Company and S. Joseph Tarnowski, Ph.D	L	(99.D10)
10.20	Agreement of Sublease dated October 5, 2001, by and between 325 Spring Street LLC and the Company	O	(10.86)
10.21	Promissory Note in the principal amount of $10,000,000, dated October 5, 2001, executed by 325 Spring Street LLC in favor of the Company	O	(10.86.1)
10.22	Amendment No. 1 to Development, Promotion, Distribution and Supply Agreement, dated as of March 5, 2002, among the Company, Bristol-Myers Squibb Company and E.R. Squibb & Sons, L.L.C	N	(99.2)
10.23	Amendment, dated as of August 16, 2001 to the Development and License Agreement between the Company and Merck KGaA	P	(10.88)
10.24	Agreement of Sale and Purchase between 4/33 Building Associates, LP and ImClone Systems Incorporated pertaining to 33 Chubb Way, Branchburg, New Jersey executed as of March 1, 2002	Q	(10.92)
10.25	Target Price Contract, dated as of July 15, 2002, between ImClone Systems Incorporated and Kvaerner Process, a division of Kvaerner U.S. Inc., for the Architectural, Engineering, Procurement Assistance, Construction Management and Validation of a Commercial Manufacturing Project in Branchburg, New Jersey	R	(10.930
10.26	Modifications Agreement dated as of December 15, 2000 by an between 180 Varick Street Corporation and the Company	S	(10.94)
10.27	ImClone Systems Incorporated Annual Incentive Plan	T	(A.C)

12.1*	Ratio of Earnings to Fixed Charges
14.1*	Code of Ethics for Principal Executive and Senior Financial Officers
21.1*	Subsidiaries of the Company
23.1*	Consent of KPMG LLP, Independent Accountants
31.1*	Certification of the Company's Acting Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Company's Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Company's Chief Executive Officer and Acting Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

(A)
Previously filed with the Commission; incorporated by reference to Amendment No. 1 to Registration Statement on to Form S-1, File No. 33-61234.

(B)
Previously filed with the Commission; incorporated by reference to the Company's Annual Report on Form 10-K, File No. 0-19612, for the fiscal year ended December 31, 1993. Confidential Treatment was granted for a portion of this Exhibit.

(C)
Previously filed with the Commission; incorporated by reference to the Company's Annual Report on Form 10-K, File No. 0-19612, for the fiscal year ended December 31, 1994.

(D)
Previously filed with the Commission; incorporated by reference to the Company's Quarterly Report on Form 10-Q, File No. 0-19612, for the quarter ended June 30, 1997.

(E)
Previously filed with the Commission; incorporated by reference to the Company's Registration Statement on Form S-3, File No. 333-67335. Confidential treatment was granted for a portion of this Exhibit.

(F)
Previously filed with the Commission; incorporated by reference to the Company's Registration Statement on Form S-8, File No. 333-64827.

(G)
Previously filed with the Commission; incorporated by reference to the Company's Annual Report on Form 10-K, File No. 0-19612, for the fiscal year ended December 31, 1998.

(H)
Previously filed with the Commission; incorporated by reference to the Company's Quarterly Report on Form 10-Q, File No. 0-19612, for the quarter ended June 30, 1999.

(I)
Previously filed with the Commission; incorporated by reference to the Company's Annual Report on Form 10-K, File No. 0-19612, for the year ended December 31, 1999.

(J)
Previously filed with the Commission; incorporated by reference to the Company's Registration Statement on Form S-8; File No. 333-30172.

(K)
Previously filed with the Commission; incorporated by reference to the Company's Quarterly Report on Form 10-Q, File No. 0-19612, for the Quarter ended June 30, 2000.

(L)
Previously filed with the Commission; incorporated by reference to the Company's Schedule 14D-9, File No. 05-42743, filed on September 28, 2001.

(M)
Previously filed with the Commission; incorporated by reference to the Company's Current Report on Form 8-K, File No. 0-19612, dated February 19, 2002.

(N)
Previously filed with the Commission; incorporated by reference to the Company's Current Report on Form 8-K, File No. 0-19612, dated March 6, 2002.

(O)
Previously filed with the Commission; incorporated by reference to the Company's Annual Report on Form 10-K, File No. 0-19612, for the year ended December 31, 2001.

(P)
Previously filed with the Commission; incorporated by reference to the Company's Annual Report on Form 10-K, File No. 0-19612, for the year ended December 31, 2001, and Confidential Treatment has been requested for a portion of this exhibit.

(Q)
Previously filed with the Commission; incorporated by reference to the Company's Quarterly Report on Form 10-Q, File No. 0-19612, for the Quarter ended June 30, 2002.

(R)
Previously filed with the Commission; incorporated by reference to the Company's Quarterly Report on Form 10-Q, File No. 0-19612, for the Quarter ended September 30, 2002.

(S)
Previously filed with the Commission; incorporated by reference to the Company's Annual Report on Form 10-K, File No. 0-19612, for the year ended December 31, 2002.

(T)
Previously filed with the Commission; incorporated by reference to the Company's definitive Proxy Statement for its Annual Meeting of Shareholders, File No. 0-19612, filed August 21, 2003, as appendix C.

        (b) Reports on Form 8-K

        During the fourth quarter of 2003, the Company furnished a Current Report on Form 8-K dated November 12, 2003 with the Securities and Exchange Commission furnishing under Item 12 the Company's third quarter 2003 financial results.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMCLONE SYSTEMS INCORPORATED
March 15, 2004	By:	/s/ DANIEL S. LYNCH Daniel S. Lynch Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ DANIEL S. LYNCH Daniel S. Lynch	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2004
/s/ MICHAEL J. HOWERTON Michael J. Howerton	Vice President, Finance and Business Development, Acting Chief Financial Officer and Secretary (Principal Financial Officer)	March 15, 2004
/s/ ANA I. STANCIC Ana I. Stancic	Vice President, Controller, Chief Accounting Officer (Principal Accounting Officer)	March 15, 2004
/s/ ANDREW G. BODNAR Andrew G. Bodnar	Director	March 15, 2004
/s/ WILLIAM W. CROUSE William W. Crouse	Director	March 15, 2004
/s/ VINCENT T. DEVITA, JR. Vincent T. DeVita, Jr.	Director	March 15, 2004
/s/ JOHN A. FAZIO John A. Fazio	Director	March 15, 2004

/s/ JOSEPH L. FISCHER Joseph L. Fischer	Director	March 15, 2004
/s/ DAVID M. KIES David M. Kies	Director	March 15, 2004
/s/ WILLIAM R. MILLER William R. Miller	Director	March 15, 2004
/s/ DAVID SIDRANSKY David Sidransky	Director	March 15, 2004

PART II

INDEX TO FINANCIAL STATEMENTS

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ImClone Systems Incorporated and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP
Princeton, New Jersey March 12, 2004

IMCLONE SYSTEMS INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share data)

	December 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$56,850	$72,877
Securities available for sale	49,498	174,778
Prepaid expenses	3,628	3,119
Amounts due from corporate partners	8,979	12,363
Current portion of note receivable	450	300
Withholding tax assets	351	10,150
Other current assets	2,814	11,598

Total current assets	122,570	285,185

Property, plant and equipment, net	245,901	183,539
Patent costs, net	1,482	1,593
Deferred financing costs, net	1,985	3,694
Note receivable, less current portion	9,213	9,700
Other assets	444	795

	$381,595	$484,506

LIABILITES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$28,722	$23,717
Accrued expenses (including $3,729 and $4,093 due to Bristol-Myers Squibb Company ("BMS") at December 31, 2003 and 2002, respectively)	20,795	37,377
Withholding tax liability	20,987	38,811
Industrial Development Revenue Bonds tax liability	—	953
Interest payable	4,400	4,442
Current portion of deferred revenue	50,870	38,362
Current portion of long-term debt	—	2,200
Current portion of long-term liabilities	11	79

Total current liabilities	125,785	145,941

Deferred revenue, less current portion	286,362	284,142
Long-term debt, less current portion	240,000	240,000
Other long-term liabilities, less current portion	41	52

Total liabilities	652,188	670,135

Commitments and contingencies
Stockholders' deficit:
Preferred stock, $1.00 par value; authorized 4,000,000 shares; reserved 1,200,000 series B participating cumulative preferred stock, none issued or outstanding	—	—
Common stock, $.001 par value; authorized 200,000,000 shares; issued 75,296,117 and 73,839,536 at December 31, 2003 and 2002, respectively; outstanding 75,106,867 and 73,650,286 at December 31, 2003 and 2002, respectively	75	74
Additional paid-in capital	375,731	346,952
Accumulated deficit	(642,608)	(530,106)
Treasury stock, at cost; 189,250 shares at December 31, 2003 and December 31, 2002	(4,100)	(4,100)
Accumulated other comprehensive income:
Unrealized gain on securities available for sale	309	1,551

Total stockholders' deficit	(270,593)	(185,629)

	$381,595	$484,506

See accompanying notes to consolidated financial statements.

IMCLONE SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Revenues:
License fees and milestone revenue	$47,970	$21,051	$31,737
Royalty revenue	575	1,353	1,482
Collaborative agreement revenue	32,285	37,601	17,018

Total revenues	80,830	60,005	50,237

Operating expenses:
Research and development	121,111	142,862	78,036
Clinical and regulatory	30,154	20,439	32,943
Marketing, general and administrative	41,947	45,815	25,196
(Recovery) write-down of withholding tax asset	(3,384)	3,390	25,269
Industrial Development Revenue Bonds tax (credit) expense	(147)	98	98
Expenses associated with the BMS acquisition, stockholder and amended commercial agreements	—	2,250	16,055

Total operating expenses	189,681	214,854	177,597

Operating loss	(108,851)	(154,849)	(127,360)

Other:
Interest income	(4,121)	(9,301)	(14,990)
Interest expense	8,881	13,179	13,596
(Gain) loss on securities and investments, net	(1,600)	(1,503)	1,641

Net interest and other expense	3,160	2,375	247

Loss before income taxes	(112,011)	(157,224)	(127,607)
Provision for income taxes	491	725	—

Net loss to common stockholders	$(112,502)	$(157,949)	$(127,607)

Net loss per common share:
Basic and diluted:
Net loss per common share	$(1.52)	$(2.15)	$(1.84)

Weighted average shares outstanding	74,250	73,408	69,429

See accompanying notes to consolidated financial statements

IMCLONE SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

Years Ended December 31, 2003, 2002 and 2001
(in thousands, except share data)

	Preferred Stock							Accumulated Other Comprehensive Income (Loss)
			Common Stock
	Shares				Additional Paid-in Capital	Accumulated Deficit	Treasury Stock
		Amount	Shares	Amount					Total
Balance at December 31, 2000	—	$—	65,818,362	$66	$283,268	$(244,550)	$(492)	$4,398	$42,690

Options exercised			6,229,892	6	52,132				52,138
Warrants exercised			1,218,600	1	1,358				1,359
Issuance of shares to Merck KGaA			63,027		3,239				3,239
Issuance of shares through employee stock purchase plan			18,390		708				708
Options granted to non-employees					958				958
Options granted to employees					72				72
Treasury shares							(3,608)		(3,608)
Comprehensive loss:
Net loss						(127,607)			(127,607)
Other comprehensive income (loss)
Unrealized holding gain arising during the period								2,491	2,491
Less: Reclassification adjustment for realized gain included in net loss								3,734	3,734

Total other comprehensive (loss)								(1,243)	(1,243)

Comprehensive loss									(128,850)

Balance at December 31, 2001	—	—	73,348,271	73	341,735	(372,157)	(4,100)	3,155	(31,294)

Options exercised			438,672	1	4,109				4,110
Issuance of shares through employee stock purchase plan			52,593	—	502				502
Options granted to employees					41				41
Short-swing profit rule					565				565
Comprehensive loss:
Net loss						(157,949)			(157,949)
Other comprehensive income (loss)
Unrealized holding gain arising during the period								(101)	(101)
Less: Reclassification adjustment for realized gain included in net loss								1,503	1,503

Total other comprehensive (loss)								(1,604)	(1,604)

Comprehensive loss									(159,553)

Balance at December 31, 2002	—	—	73,839,536	74	346,952	(530,106)	(4,100)	1,551	(185,629)

Options exercised			633,078	—	7,151				7,151
Issuance of shares through employee stock purchase plan			28,606	—	685				685
Options granted to non-employees					851				851
Issuance of shares to Merck KGaA			794,897	1	19,999				20,000
Repayment of note from former officer					93				93
Comprehensive loss:
Net loss						(112,502)			(112,502)
Other comprehensive income (loss)
Unrealized holding gain arising during the period								358	358
Less: Reclassification adjustment for realized gain included in net loss								1,600	1,600

Total other comprehensive (loss)								(1,242)	(1,242)

Comprehensive loss									(113,744)

Balance at December 31, 2003	—	$—	75,296,117	$75	$375,731	$(642,608)	$(4,100)	$309	$(270,593)

See accompanying notes to consolidated financial statements

IMCLONE SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(112,502)	$(157,949)	$(127,607)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	11,478	10,073	5,702
Amortization of deferred financing costs	1,709	1,710	1,710
Expense associated with issuance of options	851	41	1,030
(Recovery) write-down of withholding tax asset	(3,384)	3,390	25,269
Write-off of patent costs	170	57	37
Gain on securities available for sale	(1,600)	(1,503)	(3,734)
Write-down of investment in Valigen N.V.	—	—	4,375
Write-off of convertible promissory note receivable from A.C.T. Group Inc.	—	—	1,000
Loss on disposal of fixed asset	30	—	—
Changes in:
Prepaid expenses	(509)	772	(1,263)
Amounts due from corporate partners (including amounts received from BMS of $23,808 and $17,181 for the years ended December 31, 2003 and 2002, respectively)	3,384	(4,133)	(5,117)
Other current assets	8,784	(8,051)	1,195
Note receivable associated with sublease	337	—	(10,000)
Withholding tax assets	9,799	(30)	(7,292)
Other assets	352	(412)	(83)
Accounts payable	5,005	6,798	4,190
Interest payable	(42)	(4)	2
Accrued expenses	(16,582)	25,567	436
Withholding tax liability	(14,440)	32	7,293
Industrial Development Revenue Bonds tax liability	(953)	102	108
Fees potentially refundable to Merck KGaA	—	—	(28,000)
Deferred revenue (including amounts received from BMS of $60,000, $140,000 and $200,000 for the years ended December 31, 2003, 2002 and 2001, respectively)	14,728	119,008	201,062

Net cash (used in) provided by operating activities	(93,385)	(4,532)	70,313

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(73,693)	(86,133)	(60,218)
Purchases of securities available for sale	(184,563)	(406,179)	(316,029)
Sales and maturities of securities available for sale	310,200	527,193	259,471
Proceeds from property, plant and equipment disposals	5	—	—
Investment in Valigen N.V.	—	—	(2,000)
Loan to A.C.T. Group, Inc.	—	—	(1,000)
Proceeds from repayment of note receivable—officer and stockholder	—	—	282
Additions to patents	(241)	(310)	(513)

Net cash provided by (used in) investing activities	51,708	34,571	(120,007)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	7,151	4,110	16,477
Proceeds from issuance of common stock under the employee stock purchase plan	685	502	708
Proceeds from issuance of common stock to Merck KGaA	20,000	—	3,239
Proceeds from repayment of note receivable—former officer and stockholder	93	—	—
Proceeds from short-swing profit rule	—	565	—
Proceeds from repayment of notes receivable—officers and board members	—	—	35,241
Purchase of treasury stock	—	—	(1,830)
Payment of preferred stock dividends	—	—	(5,764)
Redemption of series A preferred stock	—	—	(20,000)
Payment of Industrial Development Revenue Bond	(2,200)	—	—
Payments of other liabilities	(79)	(432)	(609)

Net cash provided by financing activities	25,650	4,745	27,462

Net (decrease) increase in cash and cash equivalents	(16,027)	34,784	(22,232)
Cash and cash equivalents at beginning of period	72,877	38,093	60,325

Cash and cash equivalents at end of period	$56,850	$72,877	$38,093

See accompanying notes to consolidated financial statements.

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The numbers are shown in the text to these Notes to the Consolidated Financial Statements as actual amounts. Tables and charts note where numbers are shown in thousands.

(1)    Business Overview and Basis of Preparation

        ImClone Systems Incorporated (the "Company") is a biopharmaceutical company whose mission is to advance oncology care by developing a portfolio of targeted biologic treatments designed to address the medical needs of patients with cancer. The Company's three primary programs include growth factor blockers, angiogenesis inhibitors and cancer vaccines. A substantial portion of the Company's efforts and resources are devoted to research and development conducted on its own behalf and through collaborations with corporate partners and academic research and clinical institutions. The Company does not operate separate lines of business or separate business entities and does not conduct any of its operations outside of the United States. Accordingly, the Company does not prepare discrete financial information with respect to separate product areas or by location and does not have separately reportable segments. The Company employs accounting policies that are in accordance with accounting principles generally accepted in the United States of America.

        The biopharmaceutical industry is subject to rapid and significant technological change. The Company has numerous competitors, including major pharmaceutical companies, specialized biotechnology firms, universities and other research institutions. These competitors may succeed in developing technologies and products that are more effective than any that are being developed by the Company or that would render the Company's technology and products obsolete and non-competitive. Many of these competitors have access to substantially greater financial and technical resources and production and marketing capabilities. In addition, many of the Company's competitors have significantly greater experience than the Company in pre-clinical testing and human clinical trials of new or improved pharmaceutical products. The Company is aware of various products under development or manufactured by competitors that are used for the prevention, diagnosis or treatment of certain diseases the Company has targeted for product development, some of which use therapeutic approaches that compete directly with certain of the Company's product candidates.

        On February 12, 2004, the United States Food and Drug Agency ("FDA") approved ERBITUX™ (Cetuximab) Injection for use in combination with irinotecan in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are refractory to irinotecan-based chemotherapy and for use as a single agent in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are intolerant to irinotecan-based chemotherapy. The FDA has approved Lonza Biologics plc's ("Lonza") manufacturing facility. ERBITUX inventory previously produced at Lonza Biologics' facility will serve as supply for the initial demand for ERBITUX. The Company has withdrawn its single product manufacturing facility known as "BB36" from the Chemistry, Manufacturing and Controls ("CMC") section of its Biologics License Application ("BLA") and submitted on February 12, 2004, a CMC supplemental BLA for licensure of the BB36 facility. Based on Prescription Drug User Fee Act ("PDUFA") guidelines, the FDA has four months from the submission date to take action on the CMC supplemental BLA filing. The withdrawal and resubmission followed a request from the FDA for information on a larger group of patients treated with drug supplied from the BB36 facility to confirm previously submitted safety data from that facility. This information has been collected from the Company's Phase II ERBITUX single agent study of patients with EGFR-expressing refractory metastatic colorectal cancer (IMCL-0144). The CMC supplemental BLA includes the previously withdrawn BB36 facility CMC section, as well as information on the larger group of patients.

        On December 1, 2003 Swissmedic, the Swiss agency for therapeutic products, approved ERBITUX in Switzerland for the treatment of patients with colorectal cancer who no longer respond to standard chemotherapy treatment with irinotecan. Merck KGaA of Darmstadt, Germany, received the approval for ERBITUX from Swissmedic based on their European clinical trial that included more than 300 patients. Merck KGaA licensed the right to market ERBITUX outside the U.S. and Canada from ImClone in 1998. In Japan, Merck KGaA and ImClone Systems have co-exclusive marketing rights to ERBITUX. In Japan, Merck KGaA has marketing rights to ERBITUX which are co-exclusive to the co-development rights of ImClone Systems and BMS.

        As a result of the FDA's approval of ERBITUX, we have received a milestone payment of $250,000,000 from Bristol-Myers Squibb Company ("BMS") as described in the Commercial Agreement, on March 12, 2004. The receipt of these funds will provide the Company with the liquidity necessary to fund its projected expenditures in the research and development program, expenditures associated with marketing, general and administrative expenses and incremental expenditures related to the planned expansion in certain functional areas of the Company's business.

        The Company believes that its existing cash and cash equivalents, marketable securities and the milestone payment of $250,000,000 received on March 12, 2004 as a result of the FDA approval of ERBITUX will provide the Company with sufficient liquidity to support its operations at least through January 1, 2005 and beyond. The Company is also entitled to reimbursement for certain marketing and research and development expenditures and certain other payments, some of which are payable contingent upon the achievement of research and development milestones. Such additional contingent amounts include $250,000,000 in cash-based payments under the Commercial Agreement with BMS and E.R. Squibb, as well as $5,000,000 in equity-based milestone payments under the ERBITUX development and license agreement with Merck KGaA and up to $18,500,000 in cash-based milestone payments under the BEC2 development agreement with Merck KGaA. There can be no assurance that the Company will achieve these milestones.

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

(e) Deferred Financing Costs

        Costs incurred in issuing the 5 1/2% Convertible Subordinated Notes and in obtaining the Industrial Development Revenue Bond (the "IDA Bonds") (see Note 8) are amortized using the straight-line method over the terms of the related instrument. The amortization of deferred financing costs is included in interest expense in the Consolidated Statements of Operations.

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

(g) Revenue Recognition

        The Company recognizes all non-refundable up-front license fees as revenues in accordance with the guidance provided in the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), Staff Accounting Bulletin No. 104, "Revenue Recognition, corrected copy" ("SAB 104"). and Emerging Issues Task Force Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). Non-refundable fees received upon entering into license and other collaborative agreements where the Company has continuing involvement are recorded as deferred revenue and recognized over the estimated service period. Payments received under the Commercial Agreement are being deferred and recognized as revenue based on the percentage of actual product research and development costs incurred to date by both BMS and the Company to the estimated total of such costs to be incurred over the term of the agreement. Non-refundable milestone payments, which represent the achievement of a significant step in the research and development process, pursuant to collaborative agreements other than the Commercial Agreement, are recognized as revenue upon the achievement of the specified milestone.

        Pursuant to the guidance in Emerging Issues Task Force Issue No. 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred ("EITF No. 01-14"), the Company characterizes reimbursements received for research and development, clinical and regulatory, and marketing and administrative expenses incurred as collaborative agreement revenue in the Consolidated Statements of Operations.

        Royalty revenue from licensees, which are based on third-party sales of licensed products and technology are earned in accordance with the contract terms when third-party sales can be reliably measured and collection of the funds is reasonably assured. Royalty revenue is recognized when earned and collection is probable.

        Collaborative agreement revenue consists of reimbursements received from BMS and E.R. Squibb and Merck KGaA related to clinical and regulatory studies, ERBITUX provided for use in clinical studies and certain marketing and administrative costs. Collaborative agreement revenue is recorded as earned based on the performance requirements under the respective contracts.

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

(h) Foreign Currency Transactions

        Gains and losses from foreign currency transactions, such as those resulting from the translation and settlement of receivables and payables denominated in foreign currencies, are included in the Consolidated Statements of Operations. The Company does not currently use derivative financial instruments to manage the risks associated with foreign currency fluctuations. The Company recorded losses on foreign currency transactions of approximately $26,000, $57,000 and $35,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Gains and losses from foreign currency transactions are included as a component of operating expenses.

(i) Stock-Based Compensation Plans

        The Company has two types of stock-based compensation plans: a stock option plan and a stock purchase plan. The Company accounts for its stock-based compensation plans in accordance with the provisions of APB No. 25, and related interpretations including Statement of Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation—An Interpretation of APB Opinion No. 25" ("Interpretation No. 44"). Accordingly, compensation expense would be recorded on the date of grant of an option to an employee or member of the Board of Directors (the "Board") only if the market price of the underlying stock on the date of grant exceeds the exercise price. During the three years ended December 31, 2003, the Company's original stock option grants were based on the closing market price of its stock on the date of grant.

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

	Year Ended December 31,
	2003	2002	2001
Expected life (years)	4.00	3.03	3.43
Risk free interest rate	2.28%	2.74%	4.27%
Volatility factor	87.18%	88.00%	82.16%
Dividend yield	0%	0%	0%

        Changes in assumptions used could have a material effect upon the pro-forma results.

        The following table illustrates the effect on net loss and net loss per share if the compensation cost for the Company's stock option grants had been determined based on the fair value at the grant dates for awards consistent with the fair value method of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation ("SFAS 123"). (in thousands, except per share amounts)

	Year Ended December 31,
	2003	2002	2001
Net loss as reported	$112,502	$157,949	$127,607
Add: Stock-based employee compensation expense included in net income	128	41	72
Deduct: Total stock-based employee compensation expense determined under fair value based method	39,055	72,031	67,316

Pro forma net loss	$151,429	$229,939	$194,851

Basic and diluted net loss per common share:
As reported	$1.52	$2.15	$1.84
Pro forma	$2.04	$3.13	$2.81

        The pro forma effect on the net loss for the years ended December 31, 2003, 2002 and 2001 is not necessarily indicative of the pro forma effect on future years' operating results.

(j) Research and Development and Clinical and Regulatory

        Research and development and clinical and regulatory expenses are comprised of the following types of costs incurred: salaries and benefits, allocated overhead and occupancy costs, clinical trial and related clinical manufacturing costs, contract services and other outside costs. These expenses also include costs related to activities performed on behalf of corporate partners that are subject to reimbursement. Research and development and clinical and regulatory costs are expensed as incurred. The Company is currently producing clinical and commercial grade ERBITUX in its BB36 facility. The cost associated with this manufacturing activity has been recognized as research and development expense. With the approval of ERBITUX by the FDA on February 12, 2004, we expect that the Company's research and development expenses will no longer reflect prospectively from that date the cost associated with manufacturing ERBITUX. Costs incurred in the production of ERBITUX for sale to our corporate partners will be included in inventory and expensed as cost of goods sold at the time of sale of such inventory.

(k) Interest

        Interest costs are expensed as incurred, except to the extent such interest is related to construction in progress, in which case interest is capitalized. Interest costs capitalized for the years ended December 31, 2003, 2002 and 2001, were $6,059,000, $2,077,000, and $1,656,000, respectively. Interest expense includes the amortization of deferred financing costs associated with the Company's February 2000 private placement of $240,000,000 in 5 1/2% convertible subordinated notes and the IDA Bonds. See Note 8.

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

(n) Net Loss Per Common Share

        Basic and diluted net loss per common share is based on the net loss for the relevant period divided by the weighted average number of shares issued and outstanding during the period. For purposes of the diluted loss per share calculation, the exercise or conversion of all potential common shares is not included since their effect would be anti-dilutive for all years presented. Potential common shares outstanding which represent new shares that could be issued under convertible debt and stock options by the Company totaled approximately 19,231,000, 17,870,000 and 15,418,000 as of December 31, 2003, 2002 and 2001, respectively.

(o) Comprehensive Income (Loss)

        SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income (loss) consists of net income (loss) and net unrealized gains (losses) on securities and is presented in the Consolidated Statements of Stockholders' Deficit.

(p) Reclassification

        Certain amounts previously reported have been reclassified to conform to the current year's presentation.

(q) Impact of Recent Accounting Pronouncements

        On December 24, 2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. The Interpretation replaces Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which was issued on January 17, 2003. The effective date of FIN 46R depends on whether the reporting enterprise is a public or nonpublic company and on the nature of the entity in which the reporting entity has a variable interest. The adoption of this accounting pronouncement will not have a material effect on the Company's consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of this statement did not have a material effect on the Company's financial statements.

(3)    Securities Available for Sale

        The securities available for sale by major security type at December 31, 2003 and 2002 were as follows (in thousands):

        At December 31, 2003:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. corporate debt	$15,780	$165	$—	$15,945
Foreign corporate debt	33,409	149	(5)	33,553

	$49,189	$314	$(5)	$49,498

        At December 31, 2002:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. Government agency debt	$14,582	$1,056	$—	$15,638
U.S. corporate debt	39,385	385	(5)	39,765
Foreign corporate debt	119,260	447	(332)	119,375

	$173,227	$1,888	$(337)	$174,778

        Maturities of debt securities classified as available for sale were as follows at December 31, 2003 (in thousands):

	Amortized Cost	Fair Value
2004	$3,920	$3,936
2005	—	—
2006	—	—
2007	—	—
2008	2,789	2,803
2009 and thereafter	42,480	42,759

	$49,189	$49,498

        Proceeds from the sale of investment in securities available for sale were $206,834,000, $275,175,000 and $155,497,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Gross realized gains included in income in the years ended December 31, 2003, 2002 and 2001 were $1,612,000, $1,757,000 and $3,778,000, respectively, and gross realized losses included in income in the years ended December 31, 2003, 2002 and 2001 were $12,000, $254,000 and $44,000, respectively. Interest on the securities is adjusted monthly, quarterly or semi-annually, depending on the instrument, using prevailing interest rates. These holdings are highly liquid and we consider the potential for loss of principal to be minimal. All holdings are denominated in U.S. currency.

(4)    Property, Plant and Equipment

        Property, plant and equipment are recorded at cost and consist of the following: (in thousands)

	December 31, 2003	December 31, 2002
Land	$4,899	$4,899
Building and building improvements	66,615	64,849
Leasehold improvements	12,126	11,904
Machinery and equipment	46,075	40,317
Furniture and fixtures	3,478	3,080
Construction in progress	156,454	91,065

Total cost	289,647	216,114
Less accumulated depreciation and amortization	(43,746)	(32,575)

Property, plant and equipment, net	$245,901	$183,539

        The Company built a single product manufacturing facility known as BB36 on its campus in Branchburg, New Jersey. The facility is approximately 80,000 square feet, contains three 10,000 liter (production volume) fermenters and is being dedicated to the clinical and commercial production of ERBITUX. The cost of the facility was approximately $53,000,000, excluding capitalized interest of approximately $1,966,000. BB36 was ready for its intended use and put in operation in July 2001 and depreciation commenced at that time.

        The Company is building a multiple product manufacturing facility ("BB50") adjacent to BB36 in Branchburg, New Jersey. This new facility will be a multi-use facility with capacity of up to 110,000 liters (production volume). Management estimates that the 250,000 square foot facility will cost approximately $260,000,000, and is being built on land purchased in July 2000. The actual cost of the new facility may change depending upon various factors. The Company has incurred approximately $144,112,000 in conceptual design, engineering, pre-construction and construction costs (which are included in construction in progress in the preceding table), excluding capitalized interest of approximately $8,673,000, through December 31, 2003. Through December 31, 2003, committed purchase orders totaling approximately $157,870,000 have been placed with subcontractors and for equipment related to this project. In addition, $69,230,000 in engineering, procurement, construction management and validation costs were committed. As of December 31, 2003, $132,729,000 has been paid relating to these committed purchase orders. During August 2002, the Company executed an escrow agreement with Branchburg Township (the "Township"). The agreement required the Company to deposit $5,040,000 in an escrow account until the Company supplies the Township with certain New Jersey Department of Environmental Protection permits and also certain water and sewer permits related to the construction of this facility. Interest that accrues on the escrow deposit was allocated two-thirds to the Company and one-third to the Township. The escrow deposit was requested by the Township to insure that funds would be available to restore the site to its original condition should the Company fail to obtain such permits required for construction at the site. The Company has satisfied the permit requirements of the Township and received the escrow principal and accrued interest totaling $5,101,000 in April 2003.

        In January 2002, the Company purchased real estate consisting of a 7.36-acre parcel of land located adjacent to BB36 and a pilot facility in Branchburg, New Jersey. The real estate includes an existing 51,400 square foot building, 39,000 square feet of which is warehouse space and 12,000 square feet of which is office space. The purchase price for the property and building was approximately $7,020,000, of which approximately $1,125,000 related to the purchase of the land and approximately $5,895,000 related to the purchase of the building. The Company is using this property for warehousing and material logistics for its Branchburg campus. As of December 31, 2003, the Company has incurred approximately $1,262,000 for the retrofit of this facility. The logistics facility was ready for its intended use and put into operation during January 2003 and depreciation commenced at that time.

        The process of preparing consolidated financial statements in accordance with generally accepted accounting principles requires the Company to evaluate the carrying values of its long-lived assets. The recoverability of the carrying values of BB36 and BB50 currently being built will depend on receiving FDA approval of the manufacturing facilities and the Company's ability to earn sufficient returns on ERBITUX. Based on management's current estimates, the Company expects to recover the carrying value of such assets.

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

(6)    Accrued Expenses

        The following items are included in accrued expenses: (in thousands)

	December 31, 2003	December 31, 2002
Salaries and other payroll related expenses	$6,496	$4,496
Research and development contract services	6,580	26,337
Other	7,719	6,544

	$20,795	$37,377

(7)    Withholding Tax Assets and Liability

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

        In January 2003, the New York State Department of Taxation and Finance ("New York State") notified the Company that it was liable for the New York State and City income taxes that were not withheld because one or more of the Company's employees who exercised certain non-qualified stock options in 1999 and 2000 failed to pay New York State and City income taxes for those years. As of December 31, 2002, the Company recorded a gross New York State and City withholding tax liability of approximately $6,800,000 related to this matter. On March 13, 2003, the Company entered into a closing agreement with New York State, paying $4,500,000 by March 31, 2003, to settle the matter. The Company believes that substantially all of the underpayment of New York State and City income tax identified by New York State is attributable to the exercise of non-qualified stock options by its former President and Chief Executive Officer, Dr. Samuel D. Waksal. On June 17, 2003, New York State notified the Company that based on the warrant issue identified below, it is continuing a previously conducted audit of the Company and is evaluating the terms of the closing agreement to determine whether or not it should be re-opened. The liability of approximately $2,300,000, representing the difference between the gross liability of $6,800,000 and the settlement amount per the closing agreement paid in March 2003, will remain on the Company's Consolidated Balance Sheets until New York State concludes its audit.

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

        In addition, in the course of the Company's investigation into its potential liability in respect of the non-qualified stock options described above, the Company identified certain warrants that were granted in 1991 and prior years to then-current and former officers, directors and advisors (including the three individuals discussed herein and the one individual discussed in Note 13) that the Company previously treated as non-compensatory warrants and thus not subject to tax withholding and information reporting requirements upon exercise. Accordingly, when exercised in 2001 and prior years, the Company did not deduct income and payroll taxes upon exercise or report applicable information to the taxing authorities. Based on the information discovered in the course of the Company's recent investigation, the Company now believes that such treatment was incorrect, and that the exercise of such warrants by current and former officers of the Company should have been treated in the same manner for withholding and reporting purposes as the exercise of non-qualified stock options. The Company has informed the relevant authorities, including the IRS and New York State, of this matter and intends to resolve its liability in respect of these warrants with these taxing authorities in conjunction with its resolution of the matter described above.

        On April 2, 2003, the Company received a request from the SEC for the voluntary production of documents and information relating to the above matters. The Company is cooperating fully with the SEC, and intends to continue to do so, while also updating the United States Attorney's Office.

        The IRS has commenced audits of the Company's income tax and employment tax returns, and New York State is continuing an audit of the Company's employment tax returns, for tax years 1999 through 2001. The Company is cooperating fully with the IRS and New York State with respect to these audits, and intends to continue to do so.

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

        One of the former officers and directors to whom warrants were issued and previously treated as non-compensatory warrants is Dr. Harlan W. Waksal, the Company's former Chief Scientific Officer, and previously its President and Chief Executive Officer. In June 2003, Dr. Harlan W. Waksal represented to the Company that he has paid the taxes associated with the exercise of these warrants and further agreed to indemnify the Company for any withholding taxes that may be assessed and are attributable to the Company's failure to deduct income and payroll taxes on all warrants and options that he or his transferee has previously exercised, subject to the consent of Dr. Harlan W. Waksal, which cannot be unreasonably withheld. Therefore, the Company removed the respective asset and liability of $9,759,000 from its Consolidated Balance Sheet as of December 31, 2003.

        One of the other two former officers and directors to whom warrants were issued and previously treated as non-compensatory warrants was the Company's former General Counsel, John B. Landes. The Company has made demands on Mr. Landes to pay the taxes associated with the exercise of these warrants and to indemnify the Company against any liability that it may incur to taxing authorities in respect of the warrants that were previously exercised. Based on the limited information available to it, due to the decrease in the Company's stock price during 2002 and corresponding decrease in the value of Mr. Landes' ownership of the Company's securities, the Company determined that recoverability of the asset became doubtful. Based upon these determinations, the asset write-down of $3,384,000 was recorded during the second quarter of 2002 for Mr. Landes. During the year ended December 31, 2003, Mr. Landes represented to the Company that he has paid the taxes associated with his exercise of these warrants. Therefore, the Company has eliminated the liability of $3,384,000 primarily attributable to withholding taxes on warrants exercised by Mr. Landes from its December 31, 2003 Consolidated Balance Sheet and has recognized a benefit of $3,384,000 as a recovery of withholding tax asset in the Consolidated Statements of Operations in the year ended December 31, 2003.

        The final former officer and director to whom warrants were issued and previously treated as non-compensatory warrants was the Company's former Chief Executive Officer, Dr. Samuel D. Waksal. The Company has made demands on Dr. Samuel D. Waksal to pay the taxes associated with the exercise of these warrants and certain non-qualified stock options and to indemnify the Company against any liability that it may incur to taxing authorities in respect of the warrants or non-qualified stock options that were previously exercised. Regarding Dr. Samuel D. Waksal, the Company determined that subsequent to the Company's receipt of a "refusal to file" letter from the FDA on December 28, 2001, with respect to its rolling Biologics License Application for ERBITUX, his financial condition deteriorated and therefore the recoverability of the asset became doubtful. Based upon these determinations, the asset write-down of $25,269,000 was recorded during the fourth quarter of 2001 for Dr. Samuel D. Waksal. The withholding tax liabilities relating to Dr. Samuel D. Waksal will remain on the Company's Consolidated Balance Sheets, until such time as these liabilities are satisfied. Should the Company negotiate settlements with the IRS and New York State tax authorities for amounts less than those noted above or should Dr. Samuel D. Waksal pay the taxes, the Company would reduce operating expenses for the difference between the withholding tax liabilities and settlement amounts in the period of settlement.

        Amounts related to the following items are included in withholding tax assets: (in thousands)

	December 31, 2003	December 31, 2002
Witholding tax related to exercise of stock options and warrants	$223	$9,982
Other	128	168

	$351	$10,150

        Amounts related to the following items are included in withholding tax liability: (in thousands)

	December 31, 2003	December 31, 2002
Withholding tax related to exercise of stock options and warrants	$20,806	$38,349
Other	181	462

	$20,987	$38,811

(8)    Long-Term Debt

        Long-term debt consists of the following: (in thousands)

	December 31, 2003	December 31, 2002
5 1/2% Convertible Subordinated Notes due March 1, 2005	$240,000	$240,000
11 1/4% Industrial Development Revenue Bond due May 1, 2004, redeemed June 30, 2003	—	2,200

	240,000	242,200
Less current portion	—	(2,200)

	$240,000	$240,000

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

        On May 2, 2003, the Company informed the trustee for the Convertible Subordinated Notes of its withholding tax issues discussed in Notes 7 and 13, and the delay in filing its Form 10-K for the year ended December 31, 2002 and of the Company's intention to satisfy its tax liabilities upon completion of its discussions with the relevant taxing authorities and to file its Form 10-K as soon as possible. The Company filed its Form 10-K on June 23, 2003. The indenture for the Convertible Subordinated Notes includes covenants requiring the Company to timely pay taxes and timely make filings under the Securities Exchange Act of 1934. Under the indenture, there can be no acceleration of payment of the notes until the Company receives a notice of default from the trustee or a specified percentage of the note holders and a 60-day grace period lapses without the default being cured. The Company has not received any such notice. If, at some point in the future, the Company were to receive such a notice and if it were determined at that time that the Company was not in compliance with applicable covenants, the Company intends to and believes it would be able to cure such non-compliance within the 60-day grace period.

        In August 1990, the New York Industrial Development Agency (the "NYIDA") issued $2,200,000 principal amount of its 11 1/4% Industrial Development Revenue Bonds due May 2004 (the "1990 IDA Bonds"). The proceeds from the sale of the 1990 IDA Bonds were used by the Company at its research and development facility in New York City. The Company granted a security interest in certain equipment located in this New York City facility purchased with the proceeds from the 1990 IDA Bonds to secure the obligations of the Company relating to the 1990 IDA Bonds. In April 2003, the Company discovered that it was in breach of certain covenants in its 1990 IDA Bonds. These bonds were tax-exempt and the Company was required to continue to use the proceeds for a qualified tax-exempt purpose (in this case, manufacturing), until maturity. While the bond proceeds were originally used for manufacturing purposes, a recent internal investigation concluded that in August 1995, this qualified purpose was abandoned and the proceeds had been used for a non-qualified purpose in later periods. As a result, the bond proceeds likely became taxable to the bondholders in August 1995. The Company is required to indemnify the bondholders from any taxes imposed upon them. The Company had recognized a tax liability of $1,019,000 and $953,000 in its Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002, respectively. This tax liability was estimated based upon the rates specified for use in IRS closing agreements for tax-exempt bonds, as applied to interest payments made on the 1990 IDA Bonds during the relevant period. On November 14, 2003, the Company entered into a closing agreement with the IRS and paid $563,234 to settle the federal tax liability relating to the 1990 IDA Bonds, an amount comparable with the Company's previous estimate of federal tax liability. Therefore, the Company has eliminated the liability of $1,019,000 attributable to this tax liability from its December 31, 2003 Consolidated Balance Sheet and has recognized a benefit of $211,926 as a recovery of Industrial Development Revenue Bonds tax expense and a reduction of $243,352 in interest expense in the Consolidated Statements of Operations in the year ended December 31, 2003. The 1990 IDA Bonds were redeemed in full, pursuant to the bond indenture, on June 30, 2003.

(9)    Other Long-term Liabilities

        Other long-term liabilities consisted of the following: (in thousands)

	December 31, 2003	December 31, 2002
Liability under capital lease obligations	$42	$112
Other	10	19

	52	131
Less current portion	(11)	(79)

	$41	$52

        The Company had obligations under various capital leases for certain laboratory, office and computer equipment and also certain building improvements primarily under two financing agreements with Finova Technology Finance, Inc. ("Finova") entered into in 1996 and 1998 and one agreement with General Electric Capital ("GE"). The financing agreements allowed the Company to finance the lease of equipment and make certain building and leasehold improvements to existing facilities. Each lease had a fair market value purchase option at the expiration of its 42-month, 48-month or 60-month term. Pursuant to the financing agreement entered into in 1996, the Company issued to Finova a warrant to purchase 46,440 shares of common stock at an exercise price of $4.85 per share, which was exercised in November 1999. The Company recorded a non-cash debt discount of approximately $125,000 in connection with this financing. This discount has been amortized over the 42-month term of the first lease. The Company has entered into twelve individual leases under the financing agreements aggregating a total cost of $3,695,000. There is no further funding available under these agreements. During the years ended December 31, 2003, 2002 and 2001, the Company elected to exercise the fair market value purchase option at the expiration of all of the leases under the 1996 and 1998 Finova agreements. There are no covenants associated with these financing agreements that materially restrict the Company's activities.

        At December 31, 2003 and 2002, the amounts of laboratory, office and computer equipment, building improvements and furniture and fixtures and the related accumulated depreciation recorded under all capital leases were as follows: (in thousands)

	December 31, 2003	December 31, 2002
Laboratory, office and computer equipment	$58	$496
Building improvements	—	102
Furniture and fixtures	—	78

	58	676
Less accumulated depreciation	(23)	(304)

	$35	$372

(10)    Collaborative Agreements

(A) Merck KGaA

        In April 1990, the Company entered into a development and commercialization agreement with Merck KGaA with respect to BEC2 and the recombinant gp75 antigen product candidate. The agreement has been amended a number of times, most recently in December 1997. The agreement grants Merck KGaA a license, with the right to sublicense, to make, have made, use, sell, or have sold BEC2 and gp75 antigen outside North America. The agreement also grants Merck KGaA a license, without the right to sublicense, to use, sell, or have sold, but not to make BEC2 within North America in conjunction with the Company. Pursuant to the terms of the agreement the Company has retained the rights, (1) without the right to sublicense, to make, have made, use, sell, or have sold BEC2 in North America in conjunction with Merck KGaA and (2) with the right to sublicense, to make, have made, use, sell, or have sold gp75 antigen in North America. In return, the Company has recognized research support payments totaling $4,700,000 and is not entitled to any further research support payments under the agreement. Merck KGaA is also required to make payments of up to $22,500,000, of which $4,000,000 has been received through December 31, 2003, based on milestones achieved in the licensed products' development. Merck KGaA is also responsible for worldwide costs of up to DM17,000,000 associated with a multi-site, multinational Phase III clinical trial for BEC2 in limited disease small-cell lung carcinoma. This expense level was reached during the fourth quarter of 2000 and all expenses incurred from that point forward are being shared 60% by Merck KGaA and 40% by the Company. The Company incurred approximately $765,000, $1,138,000 and $657,000 in the years ended December 31, 2003, 2002 and 2001, respectively, associated with this agreement. Merck KGaA is also required to pay royalties on the eventual sales of BEC2 outside of North America, if any. Revenues from sales, if any, of BEC2 in North America will be distributed in accordance with the terms of a co-promotion agreement to be negotiated by the parties.

        In December 1998, the Company entered into a development and license agreement with Merck KGaA with respect to ERBITUX. In exchange for granting Merck KGaA exclusive rights to market ERBITUX outside of the United States and Canada and co-exclusive development rights in Japan, the Company has received $30,000,000 through December 31, 2003 in up-front cash fees and early cash payments based on the achievement of defined milestones. An additional $25,000,000 has been received through December 31, 2003 based upon the achievement of further milestones for which Merck KGaA received equity in the Company and $5,000,000 more in equity payments are possible depending upon the achievement of further defined milestones.

        The chart below details the equity milestone payments received from Merck KGaA through December 31, 2003:

Date	Amount of Milestone	Revenue Recognized	Number of common shares issued to Merck KGaA	Price per share
August 2001	$5,000,000	$1,760,000	63,027	$79.33
May 2003*	$6,000,000	$—	334,471	$17.94
June 2003*	$3,000,000	$—	150,007	$20.00
July 2003**	$3,000,000	$—	92,276	$32.51
July 2003**	$3,000,000	$—	90,944	$32.99
December 2003***	$5,000,000	$—	127,199	$39.31

*
Entire amount of proceeds was recorded as a capital transaction during the second quarter of 2003.

**
Entire amount of proceeds was recorded as a capital transaction during the third quarter of 2003.

***
Entire amount of proceeds was recorded as a capital transaction during the fourth quarter of 2003.

        The equity interests underlying the milestone payments are priced at varying premiums to the then-market price of the common stock depending upon the timing of the achievement of the respective milestones. Merck KGaA will pay the Company a royalty on sales of ERBITUX outside of the United States and Canada. This agreement may be terminated by Merck KGaA in various instances, including (1) at its discretion on any date on which a milestone is achieved (in which case no milestone payment will be made), or (2) for a one-year period after first commercial sale of ERBITUX in Merck KGaA's territory, upon Merck KGaA's reasonable determination that the product is economically unfeasible (in which case Merck KGaA is entitled to receive back 50% of the cash-based up front fees and milestone payments then paid to date, but only out of revenues received, based upon a royalty rate applied to the gross profit from ERBITUX sales or a percentage of ERBITUX fees and royalties received from a sublicense on account of the sale of ERBITUX in the United States and Canada). In August 2001, the Company and Merck KGaA amended this agreement to provide, among other things, that Merck KGaA may manufacture ERBITUX for supply in its territory and may utilize a third party to do so upon the Company's reasonable acceptance. The amendment further released Merck KGaA from its obligations under the agreement relating to providing a guaranty under a $30,000,000 credit facility relating to the build-out of the Company's Single Product Facility. In addition, the amendment provides that the companies have co-exclusive rights to ERBITUX in Japan, including the right to sublicense and Merck KGaA waived its right of first offer in the case of a proposed sublicense by the Company of ERBITUX in the Company's territory. In consideration for the amendment, the Company agreed to a reduction in royalties payable by Merck KGaA on sales of ERBITUX in Merck KGaA's territory.

        In conjunction with Merck KGaA, the Company has expanded the trial of ERBITUX plus radiotherapy in squamous cell carcinoma of the head and neck. In order to support clinical trials, Merck KGaA has agreed to purchase ERBITUX manufactured by Lonza and the Company for use in these trials and has further agreed to reimburse the Company for one-half of the outside contract service costs incurred with respect to the Phase III clinical trial of ERBITUX for the treatment of head and neck cancer in combination with radiation. In September 2002, the Company entered into a binding term sheet, effective as of April 15, 2002, for the supply of ERBITUX to Merck KGaA, which replaces previous supply arrangements. The term sheet provides for Merck KGaA to purchase bulk and finished ERBITUX ordered from the Company during the term of the December 1998 development and license agreement at a price equal to the Company's fully loaded cost of goods. The term sheet also provides for Merck KGaA to use reasonable efforts to enter into its own contract manufacturing agreements for supply of ERBITUX by 2004 and obligates Merck KGaA to reimburse the Company for costs associated with transferring technology and any other services requested by Merck KGaA relating to establishing its own manufacturing or contract manufacturing capacity. Amounts due from Merck KGaA related to these arrangements totaled approximately $2,553,000 and $2,462,000 at December 31, 2003 and December 31, 2002, respectively, and are included in amounts due from corporate partners in the Consolidated Balance Sheets. The Company recorded collaborative agreement revenue related to these arrangements in the Consolidated Statements of Operations totaling approximately $11,575,000, $16,864,000 and $9,924,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Of these amounts, $9,412,000, $13,941,000 and $6,531,000 for the years ended December 31, 2003, 2002 and 2001, respectively, related to reimbursable costs associated with supplying ERBITUX to Merck KGaA for use in clinical trials. The majority of the ERBITUX sold to Merck KGaA was produced in prior periods and the related manufacturing costs have been expensed in prior periods when the related raw materials were purchased and the associated direct labor and overhead was consumed or, in the case of contract manufacturing, when such services were performed. These costs totaled $9,412,000, $6,594,000 and $3,168,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Reimbursable research and development expenses were incurred and totaled approximately $1,742,000, $2,494,000 and $3,393,000 for the years ended December 31, 2003, 2002 and 2001, respectively. These amounts have been recorded as research and development expenses, and also as collaborative agreement revenue in the Consolidated Statements of Operations. Reimbursable administrative expenses were incurred and totaled approximately $421,000, $429,000 and zero for the years ended December 31, 2003, 2002 and 2001, respectively. These amounts have been recorded as marketing, general and administrative expenses and also as collaborative agreement revenue in the Consolidated Statements of Operations.

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

(B) Bristol-Myers Squibb Company

        On September 19, 2001, the Company entered into an acquisition agreement (the "Acquisition Agreement") with BMS and Bristol-Myers Squibb Biologics Company, a Delaware corporation ("BMS Biologics"), which is a wholly-owned subsidiary of BMS, providing for the tender offer by BMS Biologics to purchase up to 14,392,003 shares of the Company's common stock for $70.00 per share, net to the seller in cash. In connection with the Acquisition Agreement, the Company entered into a stockholder agreement with BMS and BMS Biologics, dated as of September 19, 2001 (the "Stockholder Agreement"), pursuant to which all parties agreed to various arrangements regarding the respective rights and obligations of each party with respect to, among other things, the ownership of shares of the Company's common stock by BMS and BMS Biologics. Concurrent with the execution of the Acquisition Agreement and the Stockholder Agreement, the Company entered into the Commercial Agreement with BMS and E.R. Squibb, relating to ERBITUX, pursuant to which, among other things, BMS and E.R. Squibb are co-developing and co-promoting ERBITUX in the United States and Canada with the Company, and are co-developing and co-promoting ERBITUX in Japan with the Company and either together or co-exclusively with Merck KGaA.

        On March 5, 2002, the Company amended the Commercial Agreement with E.R. Squibb and BMS. The amendment changed certain economics of the Commercial Agreement and has expanded the clinical and strategic roles of BMS in the ERBITUX development program. One of the principal economic changes to the Commercial Agreement is that the Company received payments of $140,000,000 on March 7, 2002 and $60,000,000 on March 5, 2003. Such payments are in lieu of the $300,000,000 milestone payment the Company would have received upon acceptance by the FDA of the ERBITUX BLA under the original terms of the Commercial Agreement. In addition, the Company agreed to resume and has resumed construction of BB50. The terms of the Commercial Agreement, as amended on March 5, 2002, are set forth in more detail below.

Commercial Agreement

        Rights Granted to E.R. Squibb—Pursuant to the Commercial Agreement, as amended on March 5, 2002, the Company granted to E.R. Squibb (1) the exclusive right to distribute, and the co-exclusive right to develop and promote (together with the Company) any prescription pharmaceutical product using the compound ERBITUX (the "product") in the United States and Canada, (2) the co-exclusive right to develop, distribute and promote (together with the Company and together or co-exclusively with Merck KGaA and its affiliates) the product in Japan, and (3) the non-exclusive right to use the Company's registered trademarks for the product in the United States, Canada and Japan (collectively, the "territory") in connection with the foregoing. In addition, the Company agreed not to grant any right or license to any third party, or otherwise permit any third party, to develop ERBITUX for animal health or any other application outside the human health field without the prior consent of E.R. Squibb (which consent may not be unreasonably withheld).

        Rights Granted to the Company—Pursuant to the Commercial Agreement, E.R. Squibb has granted to the Company and the Company's affiliates a license, without the right to grant sublicenses (other than to Merck KGaA and its affiliates for use in Japan and to any third party for use outside the territory), to use solely for the purpose of developing, using, manufacturing, promoting, distributing and selling ERBITUX or the product, any process, know-how or other invention developed solely by E.R. Squibb or BMS that has general utility in connection with other products or compounds in addition to ERBITUX or the product ("E.R. Squibb Inventions").

        Up-Front and Milestone Payments—The Commercial Agreement provides for up-front and milestone payments by E.R. Squibb to us of $900,000,000 in the aggregate, of which $200,000,000 was paid on September 19, 2001, $140,000,000 was paid on March 7, 2002 and $60,000,000 was paid on March 5, 2003. On March 12, 2004, we received payment of $250,000,000 as a result of marketing approval from the FDA for ERBITUX. An additional $250,000,000 would become payable upon receipt of marketing approval from the FDA with respect to a second tumor type for ERBITUX. All such payments are non-refundable and non-creditable.

        Distribution Fees—The Commercial Agreement provides that E.R. Squibb shall pay the Company distribution fees based on a percentage of "annual net sales" of the product (as defined in the Commercial Agreement) by E.R. Squibb in the United States and Canada. The distribution fee is 39% of net sales in the United States and Canada.

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

        Development of the Product—Responsibilities associated with clinical and other ongoing studies are apportioned between the parties as determined by the product development committee described below. The Commercial Agreement provides for the establishment of clinical development plans setting forth the activities to be undertaken by the parties for the purpose of obtaining marketing approvals, providing market support and developing new indications and formulations of the product. After transition of responsibilities for certain clinical and other studies, each party is primarily responsible for performing the studies designated to it in the clinical development plans. In the United States and Canada, the Commercial Agreement provides that E.R. Squibb is responsible for 100% of the cost of all clinical studies other than those studies undertaken post-launch which are not pursuant to an IND (e.g. Phase IV studies), the cost of which is shared equally between E.R. Squibb and ImClone Systems. As between E.R. Squibb and ImClone Systems, each is responsible for 50% of the costs of all studies in Japan. The Company has also agreed, and may agree in the future, to share with E.R. Squibb, on terms other than the foregoing, costs of clinical trials that the Company believes are not potentially registrational but should be undertaken prior to launch in the United States, Canada or Japan. In addition, to the extent that in 2004 the Company and BMS exceed the contractual maximum registrational costs for clinical development, the Company has agreed to share such cost with BMS. The Company has incurred $2,262,000 and $4,093,000 pursuant to such cost sharing for the years ended December 31, 2003 and 2002, respectively. The Company has also incurred $663,000 and $377,000 related to the agreement with respect to development in Japan for the years ended December 31, 2003 and 2002, respectively. Except as otherwise agreed upon by the parties, the Company will own all registrations for the product and is primarily responsible for the regulatory activities leading to registration in each country. E.R. Squibb will be primarily responsible for the regulatory activities in each country after the product has been registered in that country. Pursuant to the terms of the Commercial Agreement, as amended, Andrew G. Bodnar, M.D., J.D., Senior Vice President, Strategy and Medical & External Affairs of BMS, and a member of the Company's Board of Directors, will oversee the implementation of the clinical and regulatory plan for ERBITUX.

        Distribution and Promotion of the Product—Pursuant to the Commercial Agreement, E.R. Squibb has agreed to use all commercially reasonable efforts to launch, promote and sell the product in the territory with the objective of maximizing the sales potential of the product and promoting the therapeutic profile and benefits of the product in the most commercially beneficial manner. In connection with its responsibilities for distribution, marketing and sales of the product in the territory, E.R. Squibb is performing all relevant functions, including but not limited to the provision of all sales force personnel, marketing (including all advertising and promotional expenditures), warehousing and physical distribution of the product.

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

        Manufacture and Supply—The Commercial Agreement provides that the Company is responsible for the manufacture and supply of all requirements of ERBITUX in bulk form ("API") for clinical and commercial use in the territory, and that E.R. Squibb will purchase all of its requirements of API for commercial use from the Company. The Company will supply API for clinical use at the Company's fully burdened manufacturing cost, and will supply API for commercial use at the Company's fully burdened manufacturing cost plus a mark-up of 10%. Upon the expiration, termination or assignment of any existing agreements between ImClone Systems and third party manufacturers, E.R. Squibb will be responsible for processing API into the finished form of the product.

        Management—The parties have formed the following committees for purposes of managing their relationship and their respective rights and obligations under the Commercial Agreement:

  •
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

  •
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

  •
  a Joint Commercialization Committee (the "JCC"), which consists of members of senior management of each party with clinical experience and expertise in marketing and sales. The JCC is chaired by a representative of BMS. The JCC is responsible for, among other things, overseeing the preparation and implementation of the marketing plans, coordinating the sales efforts of E.R. Squibb and the Company, and reviewing and approving the marketing and promotional plans for the product in the territory; and

  •
  a Joint Manufacturing Committee (the "JMC"), which consists of members of senior management of each party with expertise in manufacturing. The JMC is chaired by the Company's representative (unless a determination is made that a long-term inability to supply API exists, in which case the JMC will be co-chaired by representatives of E.R. Squibb and the Company). The JMC is responsible for, among other things, overseeing and coordinating the manufacturing and supply of API and the product, and formulating and directing the manufacturing strategy for the product. Any matter that is the subject of a deadlock (i.e., no consensus decision) in the PDC, the JCC or the JMC will be referred to the JEC for resolution. Subject to certain exceptions, deadlocks in the JEC will be resolved as follows: (1) if the matter was also the subject of a deadlock in the PDC, by the co-chairperson of the JEC designated by the Company, (2) if the matter was also the subject of a deadlock in the JCC, by the co-chairperson of the JEC designated by BMS, or (3) if the matter was also the subject of a deadlock in the JMC, by the co-chairperson of the JEC designated by the Company. All other deadlocks in the JEC will be resolved by arbitration.

        Right of First Offer—E.R. Squibb has a right of first offer with respect to the Company's investigational IMC-KDR monoclonal antibodies should the Company decide to enter into a partnering arrangement with a third party with respect to IMC-KDR antibodies at any time prior to the earlier to occur of September 19, 2006 and the first anniversary of the date which is 45 days after any date on which BMS's ownership interest in ImClone Systems is less than 5%. If the Company decides to enter into a partnering arrangement during such period, the Company must notify E.R. Squibb. If E.R. Squibb notifies the Company that it is interested in such an arrangement, the Company will provide its proposed terms to E.R. Squibb and the parties will negotiate in good faith for 90 days to attempt to agree on the terms and conditions of such an arrangement. If the parties do not reach agreement during this period, E.R. Squibb must propose the terms of an arrangement which it is willing to enter into, and if the Company rejects such terms the Company may enter into an agreement with a third party with respect to such a partnering arrangement (provided that the terms of any such agreement may not be more favorable to the third party than the terms proposed by E.R. Squibb).

        Right of First Negotiation—If at any time during the restricted period (as defined below), the Company is interested in establishing a partnering relationship with a third party involving certain compounds or products not related to IMC-KDR antibodies, the Company must notify E.R. Squibb and E.R. Squibb will have 90 days to enter into a non-binding agreement with the Company with respect to such a partnering relationship. In the event that E.R. Squibb and ImClone Systems do not enter into a non-binding agreement, the Company is free to negotiate with third parties without further obligation to E.R. Squibb. The "restricted period" means the period from September 19, 2001 until the earliest to occur of (1) September 19, 2006, (2) a reduction in BMS's ownership interest in ImClone Systems to below 5% for 45 consecutive days, (3) a transfer or other disposition of shares of the Company's common stock by BMS or any of its affiliates such that BMS and its affiliates own or have control over less than 75% of the maximum number of shares of the Company's common stock owned by BMS and its affiliates at any time after September 19, 2001, (4) an acquisition by a third party of more than 35% of the outstanding Shares, (5) a termination of the Commercial Agreement by BMS due to significant regulatory or safety concerns regarding ERBITUX, or (6) the Company's termination of the Commercial Agreement due to a material breach by BMS.

        Restriction on Competing Products—During the period from the date of the Commercial Agreement until September 19, 2008, the parties have agreed not to, directly or indirectly, develop or commercialize a competing product (defined as a product that has as its only mechanism of action an antagonism of the EGF receptor) in any country in the territory. In the event that any party proposes to commercialize a competing product or purchases or otherwise takes control of a third party which has developed or commercialized a competing product, then such party must either divest the competing product within 12 months or offer the other party the right to participate in the commercialization and development of the competing product on a 50/50 basis (provided that if the parties cannot reach agreement with respect to such an agreement, the competing product must be divested within 12 months).

        Ownership—The Commercial Agreement provides that the Company owns all data and information concerning ERBITUX and the product and (except for the E.R. Squibb Inventions) all processes, know-how and other inventions relating to the product and developed by either party or jointly by the parties. E.R. Squibb, however, has the right to use all such data and information, and all such processes, know-how or other inventions, in order to fulfill its obligations under the Commercial Agreement.

        Product Recalls—If E.R. Squibb is required by any regulatory authority to recall the product in any country in the territory (or if the JCC determines such a recall to be appropriate), then E.R. Squibb and ImClone Systems shall bear the costs and expenses associated with such a recall (1) in the United States and Canada, in the proportion of 39% for ImClone Systems and 61% for E.R. Squibb and (2) in Japan, in the proportion for which each party is entitled to receive operating profit or loss (unless, in the territory, the predominant cause for such a recall is the fault of either party, in which case all such costs and expenses shall be borne by such party).

        Mandatory Transfer—Each of BMS and E.R. Squibb has agreed under the Commercial Agreement that in the event it sells or otherwise transfers all or substantially all of its pharmaceutical business or pharmaceutical oncology business, it must also transfer to the transferee its rights and obligations under the Commercial Agreement.

        Indemnification—Pursuant to the Commercial Agreement, each party has agreed to indemnify the other for (1) its negligence, recklessness or wrongful intentional acts or omissions, (2) its failure to perform certain of its obligations under the agreement, and (3) any breach of its representations and warranties under the agreement.

        Termination—Unless earlier terminated pursuant to the termination rights discussed below, the Commercial Agreement expires with regard to the product in each country in the territory on the later of September 19, 2018 and the date on which the sale of the product ceases to be covered by a validly issued or pending patent in such country. The Commercial agreement may also be terminated prior to such expiration as follows:

  •
  by either party, in the event that the other party materially breaches any of its material obligations under the Commercial Agreement and has not cured such breach within 60 days after notice;

  •
  by E.R. Squibb, if the JEC determines that there exists a significant concern regarding a regulatory or patient safety issue that would seriously impact the long-term viability of all products; or

  •
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

Stockholder Agreement

        Pursuant to the Stockholder Agreement, the Company's Board was increased from ten to twelve members in October 2001. BMS received the right to nominate two directors to the Company's Board (each a "BMS director") so long as its ownership interest in ImClone Systems is 12.5% or greater. If BMS' ownership interest is 5% or greater but less than 12.5%, BMS will have the right to nominate one BMS director, and if BMS' ownership interest is less than 5%, BMS will have no right to nominate a BMS director. If the size of the Board is increased to a number greater than twelve, the number of BMS directors would be increased, subject to rounding, such that the number of BMS directors is proportionate to the lesser of BMS' then-current ownership interest and 19.9%. Notwithstanding the foregoing, BMS will have no right to nominate any BMS directors if (1) the Company has terminated the Commercial Agreement due to a material breach by BMS or (2) BMS' ownership interest were to remain below 5% for 45 consecutive days.

        Based on the number of shares of common stock acquired pursuant to the tender offer, BMS has the right to nominate two directors. BMS designated Andrew G. Bodnar, M.D., J.D., BMS' Senior Vice President, Strategy and Medical & External Affairs, as one of the initial BMS directors. The nomination of Dr. Bodnar was approved by the Board on November 15, 2001. The other BMS director position was initially filled by Peter S. Ringrose, M.A, and Ph.D. Dr. Ringrose retired in 2002 from his position of Chief Scientific Officer and President, Pharmaceutical Research Institute at BMS, and also resigned from his director position with the Company. BMS has not yet designated a replacement to fill Dr. Ringrose's vacated Board seat.

        Voting of Shares—During the period in which BMS has the right to nominate up to two BMS directors, BMS and its affiliates are required to vote all of their shares in the same proportion as the votes cast by all of the Company's other stockholders with respect to the election or removal of non-BMS directors.

        Committees of the Board of Directors—During the period in which BMS has the right to nominate up to two BMS directors, BMS also has the right, subject to certain exceptions and limitations, to have one member of each committee of the Board be a BMS director.

        Approval Required for Certain Actions—The Company may not take any action that constitutes a prohibited action under the Stockholder Agreement without the consent of the BMS directors, until September 19, 2006 or earlier, if any of the following occurs: (1) a reduction in BMS's ownership interest to below 5% for 45 consecutive days, (2) a transfer or other disposition of shares of the Company's common stock by BMS or any of its affiliates such that BMS and its affiliates own or have control over less than 75% of the maximum number of shares of the Company's common stock owned by BMS and its affiliates at any time after September 19, 2001, (3) an acquisition by a third party of more than 35% of the outstanding shares of the Company's common stock, (4) a termination of the Commercial Agreement by BMS due to significant regulatory or safety concerns regarding ERBITUX, or (5) a termination of the Commercial Agreement due to a material breach by BMS. Such prohibited actions include (1) issuing additional shares or securities convertible into shares in excess of 21,473,002 shares of the Company's common stock in the aggregate, subject to certain exceptions; (2) incurring additional indebtedness if the total of (A) the principal amount of indebtedness incurred since September 19, 2001 and then-outstanding, and (B) the net proceeds from the issuance of any redeemable preferred stock then-outstanding, would exceed the Company's amount of indebtedness for borrowed money outstanding as of September 19, 2001 by more than $500 million; (3) acquiring any business if the aggregate consideration for such acquisition, when taken together with the aggregate consideration for all other acquisitions consummated during the previous twelve months, is in excess of 25% of the Company's aggregate value at the time the binding agreement relating to such acquisition was entered into; (4) disposing of all or any substantial portion of the Company's non-cash assets; (5) entering into non-competition agreements that would be binding on BMS, its affiliates or any BMS director; (6) taking certain actions that would have a discriminatory effect on BMS or any of its affiliates as a stockholder; and (7) issuing capital stock with more than one vote per share.

        Limitation on Additional Purchases of Shares and Other Actions—Subject to the exceptions set forth below, until September 19, 2006 or, if earlier, the occurrence of any of (1) an acquisition by a third party of more than 35% of the Company's outstanding shares, (2) the first anniversary of a reduction in BMS's ownership interest in the Company to below 5% for 45 consecutive days, or (3) the Company's taking a prohibited action under the Stockholder Agreement without the consent of the BMS directors, neither BMS nor any of its affiliates will acquire beneficial ownership of any shares of the Company's common stock or take any of the following actions: (1) encourage any proposal for a business combination with the Company's or an acquisition of our shares; (2) participate in the solicitation of proxies from holders of shares of the Company's common stock; (3) form or participate in any "group" (within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934) with respect to shares of the Company's common stock; (4) enter into any voting arrangement with respect to shares of the Company's common stock; or (5) seek any amendment to or waiver of these restrictions.

        The following are exceptions to the standstill restrictions described above: (1) BMS Biologics may acquire beneficial ownership of shares of the Company's common stock either in the open market or from the Company pursuant to the option described below, so long as, after giving effect to any such acquisition of shares, BMS' ownership interest would not exceed 19.9%; (2) BMS may make, subject to certain conditions, a proposal to the Board to acquire shares of the Company's common stock if the Company provides material non-public information to a third party in connection with, or begin active negotiation of, an acquisition by a third party of more than 35% of the outstanding shares; (3) BMS may acquire shares of the Company's common stock if such acquisition has been approved by a majority of the non-BMS directors; and (4) BMS may make, subject to certain conditions, including that an acquisition of shares be at a premium of at least 25% to the prevailing market price, non-public requests to the Board to amend or waive any of the standstill restrictions described above. Certain of the exceptions to the standstill provisions described above will terminate upon the occurrence of: (1) a reduction in BMS's ownership interest in the Company to below 5% for 45 consecutive days, (2) a transfer or other disposition of shares of the Company's common stock by BMS or any of its affiliates such that BMS and its affiliates own or have control over less than 75% of the maximum number of shares owned by BMS and its affiliates at any time after September 19, 2001, (3) a termination of the Commercial Agreement by BMS due to significant regulatory or safety concerns regarding ERBITUX, or (4) a termination of the Commercial Agreement by the Company due to a material breach by BMS.

        Option to Purchase Shares in the Event of Dilution—BMS Biologics has the right under certain circumstances to purchase additional shares of common stock from the Company at market prices, pursuant to an option granted to BMS by the Company, in the event that BMS's ownership interest is diluted (other than by any transfer or other disposition by BMS or any of its affiliates). BMS can exercise this right (1) once per year, (2) if the Company issues shares of common stock in excess of 10% of the then-outstanding shares in one day, and (3) if BMS's ownership interest is reduced to below 5% or 12.5%. BMS Biologics' right to purchase additional shares of common stock from the Company pursuant to this option will terminate on September 19, 2006 or, if earlier, upon the occurrence of (1) an acquisition by a third party of more than 35% of the outstanding shares, or (2) the first anniversary of a reduction in BMS's ownership interest in the Company to below 5% for 45 consecutive days.

        Transfers of Shares—Until September 19, 2004, neither BMS nor any of its affiliates may transfer any shares of the Company's common stock or enter into any arrangement that transfers any of the economic consequences associated with the ownership of shares. After September 19, 2004, neither BMS nor any of its affiliates may transfer any shares or enter into any arrangement that transfers any of the economic consequences associated with the ownership of shares, except (1) pursuant to registration rights granted to BMS with respect to the shares, (2) pursuant to Rule 144 under the Securities Act of 1933, as amended or (3) for certain hedging transactions. Any such transfer is subject to the following limitations: (1) the transferee may not acquire beneficial ownership of more than 5% of the then-outstanding shares of common stock; (2) no more than 10% of the total outstanding shares of common stock may be sold in any one registered underwritten public offering; and (3) neither BMS nor any of its affiliates may transfer shares of common stock (except for registered firm commitment underwritten public offerings pursuant to the registration rights described below) or enter into hedging transactions in any twelve-month period that would, individually or in the aggregate, have the effect of reducing the economic exposure of BMS and its affiliates by the equivalent of more than 10% of the maximum number of shares of common stock owned by BMS and its affiliates at any time after September 19, 2001. Notwithstanding the foregoing, BMS Biologics may transfer all, but not less than all, of the shares of common stock owned by it to BMS or to E.R. Squibb or another wholly-owned subsidiary of BMS.

        Registration Rights—The Company granted BMS customary registration rights with respect to shares of common stock owned by BMS or any of its affiliates.

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

        Amounts due from BMS related to this agreement totaled approximately $6,407,000 and $9,739,000 at December 31, 2003 and 2002, respectively, and are included in amounts due from corporate partners in the Consolidated Balance Sheets. The Company recorded collaborative agreement revenue related to this agreement in the Consolidated Statements of Operations totaling approximately $20,668,000, $20,382,000 and $6,714,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Of these amounts, $5,820,000 and $9,221,000 for the years ended December 31, 2003 and 2002, respectively, related to reimbursable costs associated with supplying ERBITUX for use in clinical trials associated with this agreement. A portion of the related manufacturing costs have been expensed in prior periods when the related raw materials were purchased and the associated direct labor and overhead was consumed or, in the case of contract manufacturing, when such services were performed. These costs totaled $5,820,000 and $4,854,000 for the years ended December 31, 2003 and 2002, respectively. Reimbursable research and development, clinical and regulatory and marketing expenses were incurred and totaled approximately $14,848,000, $11,161,000 and $6,714,000 for the years December 30, 2003, 2002 and 2001, respectively. These amounts have been recorded as research and development, clinical and regulatory and marketing, general and administrative expenses and also as collaborative agreement revenue in the Consolidated Statements of Operations.

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

        License fees and milestone revenue consists of the following: (in thousands)

	Year Ended December 31,
	2003	2002	2001
BMS:
ERBITUX license fee revenue	$47,527	$20,608	$2,553
Merck KGaA:
ERBITUX milestone revenue	—	—	27,760
ERBITUX license fee revenue	222	222	222
BEC2 milestone revenue	—	—	1,000
BEC2 license fee revenue	163	163	162
Other license and milestone revenue	58	58	40

Total license fees and milestone revenue	$47,970	$21,051	$31,737

        Collaborative agreement revenue from corporate partners consists of the following: (in thousands)

	Year Ended December 31,
	2003	2002	2001
BMS:
ERBITUX research and development expenses	$13,329	$9,986	$4,827
ERBITUX supplied for use in clinical trials	5,820	9,221	—
ERBITUX marketing expenses	1,519	1,175	1,887
Merck KGaA:
ERBITUX research and development expenses	1,742	2,494	3,393
ERBITUX supplied for use in clinical trials	9,412	13,941	6,531
ERBITUX administrative expenses	421	429	—
BEC2 research and development expenses	38	316	143
BEC2 administrative expenses	4	39	237

Total collaborative agreement revenue	$32,285	$37,601	$17,018

        Amounts due from corporate partners consist of the following: (in thousands)

	December 31, 2003	December 31, 2002
BMS:
ERBITUX	$6,407	$9,739
Merck KGaA:
ERBITUX	2,535	2,462
ERBITUX royalty	18	—
BEC2	19	162

Total amounts due from corporate partners	$8,979	$12,363

        Deferred revenue consists of the following: (in thousands)

	December 31, 2003	December 31, 2002
BMS:
ERBITUX commercial agreement	$329,312	$316,839
Merck KGaA:
ERBITUX development and license agreement	3,333	3,556
Prepayment of ERBITUX supplied for medical affairs program	2,640	—
BEC2 development and commercialization agreement	1,947	2,109

Total deferred revenue	337,232	322,504
Less: current portion	(50,870)	(38,362)

Total long-term deferred revenue	$286,362	$284,142

        The Company receives royalty revenue from a strategic corporate alliance with Abbott Laboratories in diagnostics. Royalty revenue for the years ended December 31, 2003, 2002 and 2001, primarily includes amounts associated with the Abbott Laboratories alliance totaling $554,000, $1,352,000 and $1,480,000, respectively. In addition, the Company earned approximately $18,000 from Merck KGaA for sales of ERBITUX in Switzerland for the year ended December 31, 2003.

        Revenues were derived from the following geographic areas: (in thousands)

	Year Ended December 31,
	2003	2002	2001
United States	$68,811	$42,401	$10,789
Germany	12,019	17,604	39,448

	$80,830	$60,005	$50,237

(11)    Stockholder' Equity

(a) Common Stock

        In June 2002, the stockholders approved the amendment of the Company's certificate of incorporation to increase the total number of shares of common stock the Company is authorized to issue from 120,000,000 shares to 200,000,000 shares.

(b) Stockholder Rights Plan

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

(c) Stock Options

Stock Option Plans

        In February 1986, the Company adopted and the shareholders thereafter approved an Incentive Stock Option Plan and a Non-Qualified Stock Option Plan (the "86 Plans"). Options may no longer be granted under the 86 Plans pursuant to the terms of the 86 Plans. In February 1996, the Company's Board of Directors adopted and the shareholders thereafter approved an additional Incentive Stock Option Plan and Non-Qualified Stock Option Plan (the "96 Plans"). In May 1998, the Company's Board of Directors adopted an additional Non-Qualified Stock Option Plan (the "98 Plan"), which shareholders were not required to approve. On June 11, 2002, the shareholders approved and the Company adopted the 2002 Stock Option Plan (the "02 Plan"). Effective with the adoption of the 02 Plan, the Company will not award new grants from the 96 Plans or the 98 Plan. The 02 Plan provides for the granting of both incentive stock options and non-qualified stock options to purchase, subject to adjustment under the plan, 3,300,000 shares of the Company's common stock to employees, directors, consultants and advisors of the Company. Any common stock subject to an option which is cancelled, forfeited or expires prior to exercise whether such option was granted under this plan or the 96 Plans or the 98 Plan, shall again become available for grant under the 02 Plan. Options granted under the 02 Plan generally vest over one to four year periods and unless earlier terminated, expire ten years from the date of grant. Options granted under the 02 Plan become fully vested and exercisable upon the occurrence of a change in control, as defined. Incentive stock options granted under the 02 Plan may not exceed 825,000 shares of common stock, may not be granted at a price less than the fair market value of the stock at the date of grant and may not be granted to non-employees. In September 2003, the shareholders approved an amendment to the 02 Plan that increased the maximum total number of shares of common stock currently available for grant of options under the plan from 3,300,000 shares to 6,600,000 shares, and increased the number of shares of common stock with respect to which incentive stock options may be granted under the plan from 825,000 shares to 1,650,000 shares.

        In November 2001, the Board of Directors approved the amendment of the 96 Plans and the 98 Plan whereby upon the occurrence of a change in control, as defined in the amended plan documents, each outstanding option under the 96 Plans and the 98 Plan shall become fully vested and exercisable. In the event a change in control triggers the acceleration of vesting of stock option awards, the Company would be required to recognize compensation expense, in accordance with Interpretation No. 44, for those options that would have otherwise expired un-exercisable pursuant to the original terms.

        Combined, the 86 Plans, the 96 Plans, as amended, the 98 Plan, as amended, and the 02 Plan, as amended, provide as of December 31, 2003 for the granting of options to purchase up to 33,900,000 shares of common stock to employees, directors, consultants and advisors of the Company. Incentive stock options may not be granted at a price less than the fair market value of the stock at the date of grant and may not be granted to non-employees. Options under all the plans, unless earlier terminated, expire ten years from the date of grant. Options granted under these plans generally vest over one-to-four-year periods. At December 31, 2003, options to purchase 14,874,556 shares of common stock were outstanding and 3,344,264 shares were available for grant.

        A summary of stock option activity follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2000	13,568,188	$16.12
Granted	4,078,500	48.39
Exercised	(6,229,892)	8.37
Canceled	(355,744)	23.13

Balance at December 31, 2001	11,061,052	32.17
Granted	3,559,557	18.75
Exercised	(438,672)	9.37
Canceled	(668,804)	36.41

Balance at December 31, 2002	13,513,133	29.16
Granted	2,418,400	31.55
Exercised	(633,078)	11.30
Canceled	(423,899)	30.89

Balance at December 31, 2003	14,874,556	$30.27

        The following table summarizes information concerning stock options outstanding at December 31, 2003:

Range of Exercise Price	Number Outstanding at 12/31/03	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price	Number Exercisable at 12/31/03	Weighted Average Exercise Price
$0.28-10.60	2,654,614	6.38	$6.41	1,578,967	$5.82
10.68-18.06	2,685,144	6.75	16.22	2,193,870	17.07
18.44-31.81	2,554,962	7.69	28.39	1,542,309	28.10
31.85-39.79	2,815,609	8.52	37.62	918,633	37.70
39.81-46.75	617,192	7.66	43.72	289,067	43.51
46.88-50.01	2,695,606	7.63	49.84	2,552,565	49.88
50.94-71.25	851,429	7.13	58.68	557,179	58.79

	14,874,556	7.40	$30.27	9,632,590	$30.86

        In September 2001, and in connection with the Board of Directors' approval of certain employment the Company granted options to purchase, in the aggregate, 2,450,000 shares of its common stock to its former President and Chief Executive Officer, Dr. Samuel D. Waksal, its then-current Chief Operating Officer, and now-former Chief Scientific Officer, Dr. Harlan W. Waksal and its then-current Senior Vice President, Finance, and Chief Financial Officer and current Chief Executive Officer, Daniel S. Lynch. The options have a per-share exercise price equal to $50.01, the last reported sale price of the common stock preceding the date Board of Director approval was obtained. The terms of the options granted to Dr. Samuel D. Waksal and Dr. Harlan W. Waksal provide that they vest in their entirety three years from the date of grant, but may vest earlier as to 33.33% of the shares if certain targets in the Company's common stock price are achieved. The options granted to Daniel S. Lynch vest equally over three years. In connection with the resignation of Dr. Samuel D. Waksal, and the associated May 24, 2002 Separation Agreement between the Company and

Dr. Samuel D. Waksal, (see Note 19), the Company amended Dr. Samuel D. Waksal's September 2001 stock option award such that the then unvested portion totaling 833,332 shares would vest immediately as of the date of termination. In August 2002, the Company filed an action against Dr. Samuel D. Waksal in New York State Supreme Court seeking, among other things the cancellation of all stock options that vested as a result of the separation agreement.

        The Company's employee stock option plans generally permit option holders to pay for the exercise price of stock options and any related income tax withholding with shares of the Company's common stock that have been held by the option holders for at least six months. During the year ended December 31, 2001, 138,433 shares of common stock were delivered to the Company in payment of the aggregate exercise price and related income tax withholding associated with the exercise of stock options to purchase an aggregate of 240,000 shares of common stock. The 138,433 shares delivered to the Company had a value of approximately $3,608,000 determined by multiplying the closing price of the common stock on the date of delivery by the number of shares presented for payment. These shares are included as treasury stock in the consolidated balance sheet at December 31, 2003 and 2002.

        The Company granted options to purchase 45,000 and 95,000 shares of its common stock to certain Scientific Advisory Board members and outside consultants in consideration for future services during the years ended December 31, 2003 and 2000, respectively. The Company recognized compensation expense associated with the options granted to Scientific Advisory Board members and outside consultants of approximately $722,000, and $957,000 in the years ended December 31, 2003 and 2001, respectively. No compensation expense was recognized in the year ended December 31, 2002 with respect to the options granted during the year ended December 31, 2000 because these grants were fully vested during 2001. At December 31, 2003, options to purchase 302,500 shares of the Company's common stock related to all grants of options to Scientific Advisory Board members and outside consultants were vested and outstanding. The fair value of these options was subject to remeasurement through the vesting date using the Black-Scholes option-pricing model using assumptions generally comparable to those disclosed in Note 2(i). During the years ended December 31, 2003, 2002 and 2001, the Company granted options to non-employee members of its Board of Directors to purchase approximately 429,000, 330,000 and 420,000 shares, respectively, of its common stock. During the year ended December 31, 2003, the options granted to the Board of Directors were modified such that the original quarterly vesting of the options was accelerated to a daily vesting. Due to this modification, the Company recorded approximately $128,000 of compensation expense during the year ended December 31, 2003. No compensation expense was recorded for the options granted during the years ended December 31, 2002 and 2001.

SFAS No. 123 Disclosures

        The following table summarizes the weighted average fair value per share of stock options granted to employees and directors during the years ended December 31, 2003, 2002 and 2001:

	Option plans
	2003		2002		2001
	Shares(1)	$	Shares	$	Shares	$
Exercise price equals market value
at date of grant	2,373,400	$19.95	3,559,557	$10.51	4,078,500	$27.57

(1)
Does not include 45,000 shares in 2003 under options granted to certain Scientific Advisory Board members and outside consultants. The fair value of these grants has been recorded as compensation expense as prescribed by SFAS No. 123.

(d) Employee Stock Purchase Plan

        In April 1998, the Company's Board of Directors adopted the ImClone Systems Incorporated 1998 Employee Stock Purchase Plan (the "ESPP"), subject to shareholders' approval, which was received in May 1998. The ESPP, as amended, allows eligible employees to purchase shares of the Company's common stock through payroll deductions at the end of quarterly purchase periods. To be eligible, an individual must be an employee, work more than 20 hours per week for at least five months per calendar year and not own greater than 5% of the Company's common stock. Pursuant to the ESPP, the Company has reserved 1,000,000 shares of common stock for issuance. Prior to the first day of each quarterly purchase period, each eligible employee may elect to participate in the ESPP. The participant is granted an option to purchase a number of shares of common stock determined by dividing each participant's contribution accumulated prior to the last day of the quarterly period by the purchase price. The participant has the ability to withdraw from the ESPP until the second-to-last day of the quarterly purchase period. The purchase price is equal to 85% of the market price per share on the last day of each quarterly purchase period. An employee may purchase stock from the accumulation of payroll deductions up to the lesser of 15% of such employee's compensation or $25,000 in aggregate purchase price, per year. Participating employees have purchased 28,606 shares of common stock at an aggregate price of $685,000 for the year ended December 31, 2003, 52,593 shares of common stock at an aggregate purchase price of $502,000 for the year ended December 31, 2002, and 18,390 shares of common stock at an aggregate purchase price of $708,000 for the year ended December 31, 2001. As of December 31, 2003, 866,976 shares were available for future purchases. No compensation expense has been recorded in connection with the ESPP. Pro forma compensation expense of $121,000, $89,000 and $125,000 related to the discount given to employees is included in the pro forma operating results disclosed in Note 2(i) for the years ended December 31, 2003, 2002 and 2001, respectively.

(12)    Income Taxes

        The Company has established a valuation allowance because, more likely than not, substantially all of its gross deferred tax assets will not be realized. The net change in the total valuation allowance for the years ended December 31, 2003 and 2002 was an increase of $70,634,000 and $44,352,000, respectively. The valuation allowance includes approximately $129,000,000 pertaining to tax deductions relating to stock option exercises for which any subsequently recognized tax benefit will be recorded as an increase to additional paid-in capital. In addition, the Company recognized current State tax expense of $491,000 and $725,000 for the year ended December 31, 2003 and 2002, respectively, as a result of legislation in New Jersey, which resulted in Alternative Minimum Assessment tax.

        The tax effects of temporary differences that give rise to significant portions of the gross deferred tax assets and gross deferred tax liabilities at December 31, 2003, and 2002, are presented below: (in thousands)

	2003	2002
Gross deferred tax assets:
Research and development credit carryforwards and other credits	$38,303	$29,960
Compensation relating to the issuance of stock options and warrants	1,661	3,971
Net operating loss carryforwards	222,441	161,607
Deferred revenue	152,789	146,144
Stock option withholding tax liability	11,198	13,315
Other	6,570	7,901

Total gross deferred tax assets	432,962	362,898
Less valuation allowance	(432,832)	(362,198)

Net deferred tax assets	130	700

Gross deferred tax liabilities:
Unrealized gain on marketable securities	130	700

Net deferred tax asset	$—	$—

At December 31, 2003, the Company had net operating loss carryforwards for federal income tax purposes of approximately $516,000,000, which expire at various dates from 2004 through 2023. At December 31, 2003, the Company had research credit carryforwards for federal and state of approximately $38,303,000, which expire at various dates from 2010 through 2023. Under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation's ability to use net operating loss and research credit carryforwards may be limited if the corporation experiences a change in ownership of more than 50 percentage points within a three-year period. Since 1986, the Company experienced two such ownership changes. As a result, the Company is only permitted to use in any one year approximately $5,159,000 of its available net operating loss carryforwards that occurred prior to February 1996. Similarly, the Company is limited in using its research credit carryforwards. The Company has determined that its November 1999 public stock offering, its February 2000 private placement of convertible subordinated notes, its August 2001 issuance of common stock to Merck KGaA associated with an equity milestone payment under the ERBITUX development and license agreement and its September 2001 acquisition agreement with BMS did not cause an additional ownership change that would further limit the use of its net operating losses and research credit carryforwards. Of the $516,000,000 in net operating loss carry forwards, approximately $479,000,000 is available to use in 2004, approximately $5,159,000 is available to use in each year from 2005 through 2012 and approximately $672,000 is available to use in 2013. Any of the aforementioned net operating loss carryforwards, which are not utilized, is available for utilization in future years, subject to the statutory expiration dates of such net operating loss carryforwards.

(13)    Contingencies

        Beginning in January 2002, a number of complaints asserting claims under the federal securities laws against the Company and certain of its directors and officers were filed in the U.S. District Court for the Southern District of New York. Those actions were consolidated under the caption Irvine v. ImClone Systems Incorporated et al., No. 02 Civ. 0109 (RO), and on September 16, 2002, a

consolidated amended complaint was filed in that consolidated action, which plaintiffs corrected in limited respects on October 22, 2002. The corrected consolidated amended complaint named the Company, as well as its former President and Chief Executive Officer, Dr. Samuel D. Waksal, its former Chief Scientific Officer and then-President and Chief Executive Officer, Dr. Harlan W. Waksal, its former director and then-Chairman of the Board of Directors, Robert F. Goldhammer, current or former directors Richard Barth, David Kies, Paul Kopperl, John Mendelsohn and William Miller, its former General Counsel, John Landes, and its Vice President for Marketing and Sales, Ronald Martell, as defendants. The complaint asserted claims for securities fraud under sections 10(b), 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, on behalf of a purported class of persons who purchased the Company's publicly traded securities between March 27, 2001 and January 25, 2002. The complaint also asserted claims against Dr. Samuel D. Waksal under section 20A of the Exchange Act on behalf of a separate purported sub-class of purchasers of the Company's securities between December 27, 2001 and December 28, 2001. The complaint generally alleged that various public statements made by or on behalf of the Company or the other defendants during 2001 and early 2002 regarding the prospects for FDA approval of ERBITUX were false or misleading when made, that the individual defendants were allegedly aware of material non-public information regarding the actual prospects for ERBITUX at the time that they engaged in transactions in the Company's common stock and that members of the purported stockholder class suffered damages when the market price of the Company's common stock declined following disclosure of the information that allegedly had not been previously disclosed. The complaint sought to proceed on behalf of the alleged class described above, sought monetary damages in an unspecified amount and sought recovery of plaintiffs' costs and attorneys' fees. On November 25, 2002, all defendants other than Dr. Samuel D. Waksal filed a motion to dismiss the complaint for failure to state a claim. On June 3, 2003, the court granted that motion in part, dismissing the complaint as to defendants Messrs. Goldhammer, Barth, Kies, Kopperl, Landes, Martell, Mendelsohn and Miller, but not dismissing it as to the Company and Dr. Harlan W. Waksal. The Company, Dr. Harlan W. Waksal and Dr. Samuel D. Waksal each filed an answer to the complaint on June 27, 2003. On July 31, 2003 plaintiffs filed a motion for class certification. Briefing on that motion has been completed and argument is expected to be heard on April 2, 2004. Fact discovery on the Irvine matter is ongoing and is scheduled to conclude on June 30, 2004.

        Separately, on September 17, 2002, an individual purchaser of the Company's common stock filed an action on his own behalf asserting claims against the Company, Dr. Samuel D. Waksal and Dr. Harlan W. Waksal under sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5. That action is styled Flynn v. ImClone Systems Incorporated, et al., No. 02 Civ. 7499 and, in contrast to the Irvine case discussed above, this case was not filed against any of the Company's outside directors. In this case, plaintiff alleges that he purchased shares on various dates in late 2001, that various public statements made by the Company or the other defendants during 2001 regarding the prospects for FDA approval of ERBITUX were false or misleading when made and that plaintiff relied on such allegedly false and misleading information in making his purchases. Plaintiff seeks compensatory damages of not less than $180,000 and punitive damages of $5,000,000, together with interest, costs and attorneys' fees. On November 25, 2002, both defendants other than Dr. Samuel D. Waksal filed a motion to dismiss the complaint for failure to state a claim. On June 3, 2003, the court denied that motion. Discovery has commenced in the action. The Company, Dr. Harlan W. Waksal and Dr. Samuel D. Waksal each filed an answer to the complaint in the Flynn action on June 27, 2003. Defendants have served discovery requests on Mr. Flynn and he has not responded. Fact discovery in this matter is scheduled to conclude on March 15, 2004.

        The Company intends to vigorously defend against the claims asserted in these actions. We are unable to predict the outcome of these actions at this time. Because we do not believe that a loss is probable, no legal reserve has been established.

        Beginning on January 13, 2002, and continuing thereafter, nine separate purported shareholder derivative actions were filed against members of the Company's board of directors, certain of its present and former officers, and the Company, as nominal defendant, among others, advancing claims based on allegations similar to the allegations in the federal securities class action complaints. Four of these derivative cases were filed in the Delaware Court of Chancery and have been consolidated in that court under the caption In re ImClone Systems Incorporated Derivative Litigation, Cons. C.A. No. 19341-NC. Three of these derivative actions were filed in New York State Supreme Court in Manhattan, (styled Boghosian v. Barth, et al., Index No. 100759/02, Johnson v. Barth, et al. Index No. 601304/02, and Henshall v. Bodnar, et al., Index No. 603121/02) and have been consolidated under the caption In re ImClone Systems, Inc. Shareholder Derivative Litigation, Index No. 02-100759. All of these state court actions have been stayed in deference to the proceeding in the U.S. District Court for the Southern District of New York. Two purported derivative actions, Lefanto v. Waksal, et al., No. 02 Civ. 0163 (RO) and Forbes v. Barth, et al., No. 02 Civ. 1400 (RO), have been filed in the U.S. District Court for the Southern District of New York and have been consolidated under the caption In re ImClone Systems, Inc. Shareholder Derivative Litigation, Master File No. 02-CV-163 (RO). A supplemental verified consolidated amended derivative complaint in these consolidated federal actions was filed on August 8, 2003. It asserts, purportedly on behalf of us, claims including breach of fiduciary duty by certain current and former members of our board of directors, among others, based on allegations including that they improperly disclosed information relating to the regulatory and marketing prospects for ERBITUX and that they failed to maintain adequate controls and to exercise due care with regard to our ERBITUX application to the FDA. On January 9, 2004, the Company filed a motion to dismiss the corrected consolidated derivative complaint due to plaintiffs' failure to make a pre-suit demand on the Company's board of directors to institute suit or to allege grounds for concluding that such a demand would have been futile. The individual defendants filed motions on the same date, supporting the Company's motion and seeking to dismiss the complaint for failure to state a claim. Plaintiffs' response to these motions is currently due on March 19, 2004 and defendants' reply briefs are due on April 23, 2004.

        We intend to vigorously defend against the claims asserted in these actions. We are unable to predict the outcome of these actions at this time. Because we do not believe that a loss is probable, no legal reserve has been established in our financial statements.

        On October 8, 2003, certain mutual funds that are past or present common stockholders of BMS filed an action in New York State court against BMS, certain present and former officers and directors of BMS and the Company asserting that they were misled into purchasing or holding their shares of BMS common stock as the result of various public statements by BMS and certain present or former officers or directors of BMS, and that the Company allegedly aided and abetted certain of these misstatements. The action is styled FSS Franklin Global Health Care Fund, et al. v. Bristol-Myers Squibb Co., et al., Index No. 603168/03. On January 9, 2004, the Company and all of the other defendants served motions to dismiss the complaint for failure to state a cause of action. Plaintiffs have responded to that motion, and defendants' reply briefs are due on March 12, 2004.

        The Company intends to vigorously defend against the claims asserted in these actions, which are in their earliest stages. We are unable to predict the outcome of these actions at this time. Because we do not believe that a loss is probable, no legal reserve has been established.

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

        The Company has estimated and recorded a receivable totaling $2,246,000 and $5,340,000 as of December 31, 2003 and December 31, 2002, respectively, for a portion of the legal fees related to the above matters that the Company believes are recoverable from its insurance carriers. This receivable is included in other current assets in the Consolidated Balance Sheets.

        On August 14, 2002, after the federal grand jury indictment of Dr. Samuel D. Waksal had been issued but before Dr. Samuel D. Waksal's guilty plea to certain counts of that indictment, we filed an action in New York State Supreme Court seeking recovery of certain compensation, including advancement of certain defense costs, that we had paid to or on behalf of Dr. Samuel D. Waksal. That action, styled ImClone Systems Incorporated v. Samuel D. Waksal, Index No. 02/602996, is in its earliest stages. On July 25, 2003, Dr. Samuel D. Waksal filed a demand for arbitration seeking to have all claims in connection with our action against Dr. Samuel D. Waksal resolved in arbitration. By Order dated September 19, 2003, the Court granted Dr. Samuel D. Waksal's motion and the action was stayed pending arbitration. On September 25, 2003, Dr. Samuel D. Waksal submitted a Demand for Arbitration with the American Arbitration Association (the "AAA"), by which Dr. Samuel D. Waksal asserts claims to enforce the terms of his separation agreement, including provisions relating to advancement of legal fees, expenses, interest and indemnification, for which Dr. Samuel D. Waksal claims unspecified damages of $10 million. The Demand for Arbitration also seeks to resolve the claims that we asserted in the New York State Supreme Court action. On November 7, 2003, we filed an Answer and Counterclaims by which we denied Dr. Samuel D. Waksal's entitlement to advancement of legal fees, expenses and indemnification, and asserted claims seeking recovery of certain compensation, including stock options, cash payments and advancement of certain defense costs that the Company paid to or on behalf of Dr. Samuel D. Waksal. Because the Company does not believe that a loss is probable, no legal reserve has been established.

        In January 2003, the New York State Department of Taxation and Finance ("New York State") notified us that we were liable for the New York State and City income taxes that were not withheld because one or more of our employees who exercised certain non-qualified stock options in 1999 and 2000 failed to pay New York State and City income taxes for those years. On March 13, 2003, we entered into a closing agreement with New York State, paying $4,500,000 to settle the matter. We believe that substantially all of the underpayment of New York State and City income tax identified by New York State is attributable to the exercise of non-qualified stock options by our former President and Chief Executive Officer, Dr. Samuel D. Waksal. At the same time, we informed the Internal Revenue Service, the SEC and the United States Attorney's Office, responsible for the prosecution of Dr. Samuel D. Waksal, of this issue. In order to confirm whether our liability in this regard was limited to Dr. Samuel D. Waksal's failure to pay income taxes, we contacted current and former officers and employees who had exercised non-qualified stock options to confirm that those individuals had properly reported and paid their personal income tax liabilities for the years 1999 and 2000 in which they exercised options, which would reduce or eliminate our potential liability for failure to withhold income taxes on the exercise of those options. In the course of doing so, we became aware of another potential income and employment tax withholding liability associated with the exercise of certain warrants granted in the early years of our existence that were held by certain former officers, directors and employees, including our former President and Chief Executive Officer, Samuel D. Waksal, our former General Counsel, John B. Landes, our former Chief Scientific Officer, Harlan W. Waksal, and our former director and Chairman of the Board, Robert F. Goldhammer. Again, we promptly informed the Internal Revenue Service, the SEC and the United States Attorney's Office of this issue. The Company informed New York State of this issue. On June 17, 2003, New York State notified the Company that, based on this issue, they are continuing a previously conducted audit and are evaluating the terms of the closing agreement to determine whether it should be re-opened.

        The IRS has commenced audits of our income tax and employment tax returns, and New York State is continuing an audit of the Company's employment tax returns, for tax years 1999 through 2001. As of February 5, 2004, the Company had responded to all requests for information and documents from the IRS and New York State, and is awaiting further requests or action from the IRS and New York State.

        On March 31, 2003, the Company received notification from the SEC that it was conducting an informal inquiry into both of these matters and on April 2, 2003, we received a request from the SEC for the voluntary production of related documents and information. We are cooperating fully with this SEC inquiry.

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

        The Company has not recognized accruals for penalties and interest that may be imposed with respect to the withholding tax issues previously described and other related contingencies, including the period covered by the statute of limitations and the Company's determination of certain exercise dates, because it does not believe that losses from such contingencies are probable, or in the event that any taxing authority makes a claim for penalties or interest, the Company believes that it will be able to settle the total amount asserted (including any liability for taxes) for an amount not in excess of the liability for taxes already accrued with respect to the relevant withholding tax issue. With respect to the statute of limitations and the Company's determination of certain exercise dates, while the Company does not believe a loss is probable, there is a potential additional liability with respect to these issues that may be asserted by a taxing authority. If taxing authorities assert such issues and prevail related to these withholding tax issues and other related contingencies, including penalties, the liability that could be imposed by taxing authorities would be substantial. The potential interest on the withholding tax liabilities recorded on the Consolidated Balance Sheets could be up to a maximum amount of approximately $9,700,000 at December 31, 2003. Potential additional withholding tax liability on other related contingencies amounts to approximately $11,000,000, exclusive of any interest or penalties, and excluding the amount potentially attributable to Mr. Goldhammer noted above.

(14)    Commitments

Leases

        The Company leases office, operating and laboratory space under various lease agreements. Rent expense was approximately $3,421,000, $3,376,000 and $1,576,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

        The Company leases its research and development and corporate headquarters in New York City, under an operating lease, as amended, which expires in December 2004. In January 2003, the Company modified its lease to add 5,800 square feet of laboratory space on the eighth floor for a lump sum advance rent payment of $232,625 paid in January 2003 plus an annual rent of $12,000 to be paid from February 2003 until December 2004. This lease amendment will expire concurrently with the remainder of the lease in December 2004.

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

        In October 2001, the Company entered into a sublease for a four-story building at 325 Spring Street, New York, New York, which includes between 75,000 and 100,000 square feet of usable space. The Company is currently analyzing its options with respect to this subleased space, which may or may not be designed, improved or used by the Company in the future, depending on its business needs and alternative uses. The Company expected to reach a decision and take actions regarding the use of this space before the end of 2003. The accounting impact of this decision (which may include a significant charge against earnings) was expected to be included in the fourth quarter of 2003, and was expected to reflect the Company's estimate of the anticipated eventual disposition of the space, including a potential sublease to third parties. However, no such accounting impact has been recognized in the accompanying consolidated financial statements because the Company has not made a decision to dispose of this space and is in fact, reviewing its options with regard to future expansion. The sublease has a term of 22 years, followed by two five-year renewal option periods. The future minimum lease payments remaining at December 31, 2003, are approximately $48,737,000 over the term of the sublease. In order to induce the sublandlord to enter into the sublease, the Company made a loan to the sublandlord in the principal amount of a $10,000,000 note receivable, of which, $9,663,000 is outstanding as of December 31, 2003. The loan is secured by a leasehold mortgage on the prime lease as well as a collateral assignment of rents by the sublandlord. The loan is payable by the sublandlord over 20 years and bears interest at 5 1/2% in years one through five, 6 1/2% in years six through ten, 7 1/2% in years eleven through fifteen and 8 1/2% in years sixteen through twenty. In addition, the Company paid the owner a consent fee in the amount of $500,000.

        Future minimum lease payments under the capital and operating leases are as follows: (in thousands)

	Capital Leases	Operating Leases
Year ending December 31, 2004	$15	$3,581
2005	16	2,496
2006	15	2,430
2007	5	2,377
2008	—	2,294
2009 and thereafter	—	37,811

	51	50,989
Less interest expense	(9)	—

	$42	$50,989

Employment Agreements

        In September 2001 and February 2002, the Company entered into employment agreements with six senior executive officers, including, in September 2001, then-President and Chief Executive Officer, Dr. Samuel D. Waksal, and then-Chief Operating Officer, Dr. Harlan W. Waksal. The September 2001 agreements each have three-year terms and the February 2002 agreement had a one-year term. The February 2002 agreement was amended in April 2002 and is now expired. The employment agreements provided for stated base salaries, minimum bonuses and benefits aggregating $3,765,000 annually. Dr. Samuel D. Waksal resigned and entered into a separation agreement with the Company in

May 2002 and Dr. Harlan W. Waksal was appointed President and Chief Executive Officer. Dr. Harlan W. Waksal resigned from the position of President and Chief Executive Officer and was named the Company's Chief Scientific Officer in April 2003. On July 18, 2003, Dr. Harlan W. Waksal provided the Company with notice of his termination effective July 22, 2003 in connection with his employment agreement. Pursuant to his employment agreement with the Company, Dr. Harlan W. Waksal received a lump sum payment totaling approximately $4,424,000 and is entitled to receive for defined periods of time the continuation of certain benefits including health care and life insurance coverage through July 2006, with an estimated cost of $38,000. The related expense of $4,462,000 is included in marketing, general and administrative expenses in the Consolidated Statements of Operations for the year ended December 31, 2003. In addition, all outstanding stock options held by Dr. Harlan W. Waksal, comprising options to purchase 1,000,000 shares of common stock of the Company at a per share exercise price of $50.01 that were granted on September 19, 2001, were deemed amended such that the 666,666 options that remained unvested as of the date of his resignation vested immediately on that date. The amended stock option awards can be exercised at any time until the end of the term of such awards. No compensation expense attributable to the stock options was recorded because the change in terms is in accordance with the terms of the original award and also because the fair market value of the Company's common stock was below the $50.01 exercise price on the date the option award was amended. In October 2002, the Company accepted the resignation and entered into a separation agreement with the Company's former General Counsel, John B. Landes, who held one of the aforementioned employment agreements. See Note 19 for discussion of the separation agreements.

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

Contract Services

        In December 1999, the Company entered into a development and manufacturing services agreement with Lonza. This agreement was amended in April 2001 to include additional services. Under the agreement, Lonza was responsible for process development and scale-up to manufacture ERBITUX in bulk form under current Good Manufacturing Practices ("cGMP"). These steps were taken to assure that the manufacturing process would produce bulk material that conforms with the

Company's reference material and to support in part, the Company's regulatory filings with the FDA. The Company did not incur any costs during 2003 and had incurred approximately $38,000 and $5,353,000 for the years ended December 31, 2002 and 2001, respectively, and $7,068,000 from inception through December 31, 2003 under the development and manufacturing services agreement. As of December 31, 2002, Lonza has completed its responsibilities under the development and manufacturing services agreement.

        In September 2000, the Company entered into a three-year commercial manufacturing services agreement with Lonza relating to ERBITUX. This agreement was amended in June 2001, September 2001, and August 2003 to include additional services and potentially to extend the term of the agreement. The total cost for services to be provided under the commercial manufacturing services agreement is approximately $86,913,000. The Company incurred costs of $23,189,000, $51,520,000 and $4,913,000 for the years ended December 31, 2003, 2002 and 2001, respectively, and $85,022,000 was incurred from inception through December 31, 2003, for services provided under the commercial manufacturing services agreement.

        Under the September 2000 agreement, Lonza manufactured ERBITUX at the 5,000-liter scale under cGMP and delivered it to the Company. The costs associated with this agreement are included in research and development expenses when incurred. During the term of the agreement, certain batches were cancelled at negotiated rates agreed to by the parties. All existing commitments under this agreement were completed during the year ended December 31, 2003, but an August 2003 amendment to the agreement allows for potential manufacture of a limited number of additional batches.

        In December 2001, the Company entered into an agreement with Lonza to manufacture ERBITUX at the 2,000-liter scale for use in clinical trials by Merck KGaA. The costs associated with the agreement are reimbursable by Merck KGaA and accordingly are accounted for as collaborative agreement revenue and such costs are also included in research and development expenses in the Consolidated Statements of Operations. The Company did not incur any costs associated with this agreement during the year ended December 31, 2003, and $4,700,000 and $2,483,000 was incurred in the years ended December 31, 2002 and 2001, respectively. From inception to December 31, 2003, the Company incurred approximately $7,183,000 for services provided under this agreement. As of December 31, 2003, Merck KGaA has reimbursed the Company in full for all the services provided under this agreement and Lonza has completed its responsibilities under such agreement.

        On January 2, 2002, the Company executed a letter of intent with Lonza to enter into a long-term supply agreement. The long-term supply agreement would have applied to a large scale manufacturing facility that Lonza is constructing, which would have been able to produce ERBITUX in 20,000-liter batches. The Company paid Lonza $3,250,000 upon execution of the letter of intent for the exclusive right to negotiate a long-term supply agreement for a portion of the facility's manufacturing capacity. In September 2002, the Company wrote-off the deposit as a charge to marketing, general and administrative expenses, because the exclusive negotiation period ended on September 30, 2002. In light of the assistance the Company provided to BMS with respect to preserving and then relinquishing the manufacturing capacity described above, BMS paid the Company $3,250,000 in April 2003 and this amount is recognized as a reduction to marketing, general and administrative expenses in the year ended December 31, 2003.

(15)    Employee Benefit Plan

        All employees of the Company who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan. The 401(k) plan allows eligible employees to defer up to 25 percent of their annual compensation, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. Under the 401(k) plan, the Company, at management's discretion, may match employee contributions and/or make discretionary contributions. Neither the employee contributions nor voluntary matching contributions are invested in the Company's securities. Total expense incurred by the Company was $392,000, $314,000 and $243,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

(16)    Supplemental Cash Flow Information and Non-cash Investing and Financing Activities: (in thousands)

	Year Ended December 31,
	2003	2002	2001
Cash paid during the year for:
Interest, including amounts capitalized of $6,059,000 in 2003, $2,077,000 in 2002 and $1,656,000 in 2001	$13,273	$13,546	$13,529

Taxes	$526	$450	$272

Non-cash investing and financing activities:
Asset acquired under capital lease obligation	—	58	—

Net unrealized loss on securities available-for-sale	(1,242)	(1,604)	(1,243)

Officers and board directors notes issued to exercise options	—	—	35,241

Treasury shares received for withholding taxes related to exercise of options	—	—	1,778

(17)    Certain Related Party Transactions

        The Company had scientific consulting agreements with two members of the Board of Directors. Expenses relating to these agreements were zero, $28,000 and $112,000 for the years ended December 31, 2003, 2002 and 2001, respectively. These consulting agreements were terminated during the year ended December 31, 2002.

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

        In December 2001, the Company entered into an agreement to sublease a 1,520 square foot portion of its corporate headquarters and research facility in New York City to Scientia Health Group

Inc ("Scientia"). Base rent under the sublease was $5,496 per month and was subject to annual escalation. Scientia was also responsible for additional rent representing its pro-rata share of operating expenses. The amount charged to Scientia represented a direct pass through of the Company's cost. The term of the sublease was to continue month-to-month until notice of termination by the Company. During the second quarter of 2002, the Company terminated its agreement with Scientia and Scientia subsequently moved out of the Company's corporate headquarters and research facility. During the year ended December 31, 2001, the Company incurred, and was subsequently reimbursed by Scientia, approximately $111,000 in costs associated with preparing the premises for occupancy. The Company's former President and Chief Executive Officer, Dr. Samuel D. Waksal, was the Executive Chairman of Scientia when the agreement was in effect.

        In July 2001, the Company accepted a promissory note from each of its then-President and Chief Executive Officer, Dr. Samuel D. Waksal, its then-Executive Vice President and Chief Operating Officer, Dr. Harlan W. Waksal, and its former Chairman of the Board, Robert F. Goldhammer, and in August 2001 the Company accepted a promissory note from another former member of its Board of Directors, in payment of the aggregate exercise price associated with the exercise of stock options and warrants they held to purchase a total of approximately 4,473,000 shares of the Company's common stock. Dr. Samuel D. Waksal's promissory note was in the amount of $18,178,750; Dr. Harlan W. Waksal's promissory note was in the amount of $15,747,550; Mr. Goldhammer's promissory note was in the amount of $1,228,065; and the other former Board member's promissory note was in the amount of $87,000. The unsecured promissory notes were full recourse notes, payable on the earlier of one year from the date of the notes or on demand by the Company and bore interest at the prime lending rate plus 1% (7 3/4% on the date of the note). Interest was payable quarterly and the interest rate adjusted quarterly during the term of each note to the then current prime lending rate plus 1%. On October 31, 2001, the Company made demand for repayment, by November 23, 2001, of the principal amount of the notes and accrued interest thereon. The principal amount of all of these notes totaling $35,241,000 and accrued interest totaling $879,000 were paid in full in November 2001.

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

        The Company uses Concord Investment Management, a New York-based money management firm, to manage a substantial portion of the Company's debt security portfolio. The Company's former Chairman of the Board has been and is a limited partner of Concord International Holdings, LP. Concord International Holdings, LP is a holding company that controls Concord Investment Management. The Company paid investment management fees to Concord Investment Management of approximately $252,000, $452,000 and $370,000 in the years ended December 31, 2003, 2002 and 2001, respectively.

(18)    Fair Value of Financial Instruments

        As of December 31, 2003 and 2002, the following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents, accounts receivables, accounts payable, and other current liabilities

        The carrying amounts approximate fair value because of the short maturity of those instruments.

Long-term obligations

        The fair value of the 5 1/2% convertible subordinated notes was approximately $243,000,000 and $167,700,000 at December 31, 2003 and 2002, respectively based on their quoted market price. Discounted cash flow analyses were used to determine the fair value of other long-term obligations because no quoted market prices on these instruments were available. The fair value of other long-term obligations approximated their carrying amount.

(19)    Separation Agreements

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

        In October 2002, the Company accepted the resignation of its then-General Counsel, John B. Landes. The Company and Mr. Landes executed a separation agreement whereby Mr. Landes was to receive his stated base salary from the date of termination through October 2003 and certain benefits including healthcare and life insurance coverage through December 2002. In May 2003, the Company suspended payments under this separation agreement in response to the withholding tax liabilities discussed in Note 7.

(20)    Annual Incentive Plan

        In September 2003, the shareholders approved and the Company adopted the Annual Incentive Plan. The plan permits the Compensation Committee to grant performance awards based upon pre-established performance goals to executives of the Company and its subsidiaries selected by the Compensation Committee, whether or not such executives, at the time of grant, are subject to the limit on deductible compensation under Section 162(m) of the Internal Revenue Code. The Annual Incentive Plan became effective as of January 1, 2003.

(21)    Quarterly Financial Data (Unaudited)

        The tables below summarize the Company's unaudited quarterly operating results for 2003 and 2002. (in thousands, except per share data).

	Three months ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Revenues	$19,571	$17,875	$23,583	$19,801
Net loss to common stockholders	(34,811)	(34,828)	(16,520)	(26,343)
Basic and diluted net loss per common share	$(0.47)	$(0.47)	$(0.22)	$(0.35)
	Three months ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Revenues	$18,551	$11,565	$15,034	$14,855
Net loss to common stockholders	(30,053)	(46,499)	(42,025)	(39,372)
Basic and diluted net loss per common share	$(0.41)	$(0.63)	$(0.57)	$(0.54)

QuickLinks

IMCLONE SYSTEMS INCORPORATED 2003 Form 10-K Annual Report TABLE OF CONTENTS
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
PART I
  ITEM 1. BUSINESS
PART II
PART III
PART IV
SIGNATURES
PART II INDEX TO FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
IMCLONE SYSTEMS INCORPORATED CONSOLIDATED BALANCE SHEETS (in thousands, except per share and share data)
IMCLONE SYSTEMS INCORPORATED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
IMCLONE SYSTEMS INCORPORATED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT Years Ended December 31, 2003, 2002 and 2001 (in thousands, except share data)
IMCLONE SYSTEMS INCORPORATED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
IMCLONE SYSTEMS INCORPORATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS