Form 10-Q
period 2004-09-30
IMCLONE SYSTEMS INC/DE
filed 2004-11-09
CIK 765258

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2004
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 3, 2004
Common Stock, par value $.001	82,743,464 Shares

IMCLONE SYSTEMS INCORPORATED

INDEX

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

IMCLONE SYSTEMS INCORPORATED

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share and share data)
(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$246,499	$56,850
Securities available for sale	660,818	49,498
Prepaid expenses	5,523	3,628
Amounts due from corporate partners	59,190	8,979
Inventories	33,981	—
Other current assets	6,567	3,615

Total current assets	1,012,578	122,570

Property, plant and equipment, net	312,109	245,901
Deferred financing costs, net	17,121	1,985
Note receivable, less current portion	8,875	9,213
Other assets	2,469	1,926

	$1,353,152	$381,595

LIABILITES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$30,109	$28,722
Accrued expenses	35,279	20,795
Withholding tax liability	18,096	20,987
Current portion of deferred revenue	100,434	50,870
Other current liabilities	3,277	4,411

Total current liabilities	187,195	125,785

Deferred revenue, less current portion	378,253	286,362
Long-term debt	600,000	240,000
Other long-term liabilities, less current portion	—	41

Total liabilities	1,165,448	652,188

Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, $1.00 par value; authorized 4,000,000 shares; reserved 1,200,000 series B participating cumulative preferred stock, none issued or outstanding	—	—
Common stock, $.001 par value; authorized 200,000,000 shares; issued 82,882,165 and 75,296,117 at September 30, 2004 and December 31, 2003, respectively; outstanding 82,688,907 and 75,106,867 at September 30, 2004 and December 31, 2003, respectively	83	75
Additional paid-in capital	707,416	375,731
Accumulated deficit	(515,777)	(642,608)
Treasury stock, at cost; 193,258 and 189,250 shares at September 30, 2004 and December 31, 2003, respectively	(4,300)	(4,100)
Accumulated other comprehensive income:
Net unrealized gain on securities available for sale	282	309

Total stockholders' equity (deficit)	187,704	(270,593)

	$1,353,152	$381,595

See accompanying notes to consolidated financial statements.

IMCLONE SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
License fees and milestone revenue	$22,958	$13,908	$108,604	$35,987
Manufacturing revenue	29,952	—	70,252	—
Royalty revenue	34,137	214	69,742	517
Collaborative agreement revenue	7,785	9,461	27,388	24,525

Total revenues	94,832	23,583	275,986	61,029

Operating expenses:
Research and development	17,635	21,190	56,682	93,620
Clinical and regulatory	7,595	7,590	20,859	23,592
Marketing, general and administrative	14,816	13,750	40,021	30,852
Royalty expense	7,032	—	13,933	—
Cost of manufacturing revenue	223	—	559	—
Other recovery, net	—	(3,384)	(1,815)	(3,319)

Total operating expenses	47,301	39,146	130,239	144,745

Operating income (loss)	47,531	(15,563)	145,747	(83,716)

Other:
Interest income	(5,169)	(897)	(8,076)	(3,580)
Interest expense	1,962	2,240	6,476	7,000
Gain on securities and investments, net	(20)	(509)	(131)	(1,314)

Net interest and other	(3,227)	834	(1,731)	2,106

Income (loss) before income taxes	50,758	(16,397)	147,478	(85,822)
Provision for income taxes	10,975	123	20,647	337

Net income (loss)	$39,783	$(16,520)	$126,831	$(86,159)

Income (loss) per common share:
Basic	$0.48	$(0.22)	$1.62	$(1.16)

Diluted	$0.45	$(0.22)	$1.47	$(1.16)

Shares used in calculation of income (loss) per share:
Basic	82,514	74,505	78,395	74,009

Diluted	88,294	74,505	88,058	74,009

See accompanying notes to consolidated financial statements.

IMCLONE SYSTEMS INCORPORATED

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2004
(in thousands, except share data)
(Unaudited)

	Common Stock					Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Accumulated Deficit	Treasury Stock
	Shares	Amount					Total
Balance at December 31, 2003	75,296,117	$75	$375,731	$(642,608)	$(4,100)	$309	$(270,593)

Options exercised	3,159,211	3	71,013				71,016
Issuance of shares on conversion of 5 1/2% notes	4,356,468	4	239,993				239,997
Issuance of shares to Merck KGaA	58,807	1	4,999				5,000
Issuance of shares through employee stock purchase plan	11,562	—	598				598
Compensation related to options granted to non-employees			2,421				2,421
Tax benefit of stock options			12,109				12,109
Unamortized deferred financing costs on the 5 1/2% notes			(1,193)				(1,193)
Compensation related to options granted to employees			1,745				1,745
Treasury shares					(200)		(200)
Net income				126,831			126,831
Net unrealized holding gain						104	104
Reclassification adjustment for realized gain included in net income						(131)	(131)

Balance at September 30, 2004	82,882,165	$83	$707,416	$(515,777)	$(4,300)	$282	$187,704

See accompanying notes to consolidated financial statements.

IMCLONE SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$126,831	$(86,159)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,664	8,528
Amortization of deferred financing costs	2,181	1,281
Expense associated with stock options	4,165	461
Recovery of withholding tax	(1,815)	(3,384)
Gain on securities available for sale, net	(131)	(1,314)
Loss on disposal of fixed assets	—	30
Changes in:
Prepaid expenses	(1,895)	(1,974)
Amounts due from corporate partners	(50,211)	(3,161)
Inventories	(33,981)	—
Other current assets	(2,952)	18,561
Note receivable	338	225
Other assets	(662)	379
Accounts payable	1,387	(1,617)
Accrued expenses	14,484	(17,463)
Realized tax benefit from stock options	12,109	—
Withholding tax liability	(1,076)	(14,421)
Other current liabilities	(1,123)	(3,276)
Deferred revenue	141,455	26,710

Net cash provided by (used in) operating activities	218,768	(76,594)

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(75,745)	(51,729)
Purchases of securities available for sale	(2,589,181)	(177,210)
Sales of securities available for sale	726,492	156,636
Maturities of securities available for sale	1,251,473	96,084
Other	(8)	(191)

Net cash (used in) provided by investing activities	(686,969)	23,590

Cash flows from financing activities:
Proceeds from exercise of stock options	70,817	5,566
Proceeds from issuance of common stock under the employee stock purchase plan	598	509
Proceeds from issuance of 1 3/8% convertible notes	600,000	—
Deferred financing costs	(18,510)	—
Proceeds from issuance of common stock to Merck KGaA	5,000	15,000
Other	(55)	(2,183)

Net cash provided by financing activities	657,850	18,892

Net increase (decrease) in cash and cash equivalents	189,649	(34,112)
Cash and cash equivalents at beginning of period	56,850	72,877

Cash and cash equivalents at end of period	$246,499	$38,765

Supplemental cash flow information:
Cash paid for:
Interest, including amounts capitalized of $5,045 and $4,434 for the nine months ended September 30, 2004 and 2003, respectively	$10,489	$13,500

Taxes	$4,774	$225

Non-cash investing and financing activity:
Change in net unrealized gain in securities available-for-sale	$(27)	$(940)

Options exercised in exchanged for mature shares of common stock	$(200)	$—

Conversion of 5 1/2% subordinated convertible notes into common stock	$239,997	$—

Reclassification of unamortized deferred financing costs on the 5 1/2% subordinated convertible notes to equity	$1,193	$—

See accompanying notes to consolidated financial statements.

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)    Basis of Presentation

        The accompanying consolidated financial statements of ImClone Systems Incorporated ("ImClone Systems" or the "Company") as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 are unaudited. The accompanying unaudited consolidated balance sheets, statements of operations, statements of stockholders' equity and cash flows have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. The financial statements reflect all adjustments, consisting only of normal, recurring adjustments, which are in the opinion of management, necessary for a fair presentation for the interim periods. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the SEC.

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

        On February 12, 2004, the United States Food and Drug Administration ("FDA") approved Erbitux® (Cetuximab) Injection for use in combination with irinotecan in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are refractory to irinotecan-based chemotherapy and for use as a single agent in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are intolerant to irinotecan-based chemotherapy. The FDA also approved Lonza Biologics plc's ("Lonza") manufacturing facility. ERBITUX inventory previously produced at Lonza's facility served as supply for the initial demand for ERBITUX. On June 18, 2004 the FDA approved the Company's Chemistry Manufacturing and Controls (CMC) supplemental Biologics License Application (sBLA) for licensure of its manufacturing facility, referred to as BB36.

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

Recently Issued Exposure Draft

        On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, Share-Based Payment, that addresses the accounting for share-based awards to employees, including employee-stock-purchase-plans (ESPPs). The FASB formally proposed to require companies to recognize the fair value of stock options and other stock-based compensation to employees. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead, that such transactions be accounted for using a fair-value-based method. The proposed requirements in the exposure draft would be effective for public companies for financial periods beginning after June 15, 2005.

        The Company currently accounts for its stock-based compensation plans in accordance with APB Opinion No. 25. Therefore, the eventual adoption of this proposed statement, if issued in final form by the FASB, will have a material effect on the Company's consolidated financial statements.

        In September 2004, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share," that contingently convertible debt instruments should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. It is expected that beginning January 1, 2005, calendar year-end companies would be required to retroactively restate earnings per share for all periods during which the securities were outstanding.

        The Company currently excludes from its diluted income per share computation the dilutive effect of the $600 million convertible debt outstanding, since these shares are contingent on reaching a specific market price or other circumstances as disclosed under Note 6. Once the above noted EITF is adopted and the Company restates previously reported amounts to include the dilutive effect of the convertible bonds, there will not be a significant impact in the Company's previously reported diluted income per share for the three and nine months ended September 30, 2004.

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

Stock Based Compensation Plans

        The Company has two types of stock-based compensation plans: stock option plans and a stock purchase plan. The Company accounts for its stock-based compensation plans in accordance with the provisions of APB Opinion No. 25, and related interpretations including Statement of Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation—An Interpretation of APB Opinion No. 25" ("Interpretation No. 44"). Accordingly, compensation expense would be recorded on the date of grant of an option to an employee or member of the Board of Directors (the "Board") only if the market price of the underlying stock on the date of grant exceeds the exercise price. During the year ended 2003 and the nine months ended September 30, 2004, the exercise price of the Company's original stock option grants were equal to the closing market price of its stock on the date of grant.

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

	Nine Months Ended September 30,
	2004	2003
Expected life (years)	4.5	2.92
Risk free interest rate	2.70%	2.00%
Volatility factor	86.00%	88.00%
Dividend yield	0.00%	0.00%

        Changes in assumptions used could have a material effect on the pro forma results.

        The following table illustrates the effect on net income (loss) and net income (loss) per share if the compensation cost for the Company's stock option grants had been determined based on the fair value at the grant dates for awards consistent with the fair value method of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share amounts)
Net income (loss) as reported	$39,783	$(16,520)	$126,831	$(86,159)
Add: Stock-based employee compensation expense included in net income (loss), tax effected	43	128	1,500	128
Deduct: Total stock-based employee compensation expense determined under fair value based method, tax effected	(10,721)	(7,977)	(34,200)	(27,599)

Pro forma net income (loss)	$29,105	$(24,369)	$94,131	$(113,630)

Net income (loss) per common share:
Basic, as reported	$0.48	$(0.22)	$1.62	$(1.16)
Basic, pro forma	$0.35	$(0.33)	$1.20	$(1.54)
Diluted, as reported	$0.45	$(0.22)	$1.47	$(1.16)
Diluted, pro forma	$0.33	$(0.33)	$1.11	$(1.54)

        The pro forma effect on the net income (loss) for the three and nine months ended September 30, 2004 and 2003 is not necessarily indicative of the pro forma effect on future periods' operating results.

(2)    Inventories

        Inventories are stated at the lower of cost, determined on the first-in-first-out method, or market. Inventories at September 30, 2004 consist of the following:

(in thousands)
Raw materials and supplies	$7,910
Work in process	26,051
Finished goods	20

Total	$33,981

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

        At September 30, 2004, the costs reflected in finished goods inventory consist solely of cost incurred to package and label work in process inventory previously expensed. In addition, approximately $22.7 million of cost reflected in work in process inventory consists of capitalized labor and overhead incurred subsequent to February 12, 2004 to process raw materials inventory, some of which were previously expensed as research and development. As the Company continues to process the inventory that was partially produced and expensed prior to February 13, 2004, the Company will continue to reflect in inventory only those incremental costs incurred to complete such inventory into finished goods.

(3)    Property, Plant and Equipment

        Property, plant and equipment are recorded at cost and consist of the following:

	September 30, 2004	December 31, 2003
	(in thousands)
Land	$4,899	$4,899
Buildings and leasehold improvements	79,879	78,741
Machinery and equipment	53,230	46,075
Furniture and fixtures	3,773	3,478
Construction in progress	223,611	156,454

Total cost	365,392	289,647
Less accumulated depreciation and amortization	(53,283)	(43,746)

Property, plant and equipment, net	$312,109	$245,901

        The Company is building a multiple product manufacturing facility ("BB50") in Branchburg, New Jersey with capacity of up to 110,000 liters (production volume). Management estimates that the 250,000 square foot facility will cost approximately $260,000,000; however, the actual cost of the new facility may change depending upon various factors. The Company has incurred approximately $207,017,000 in conceptual design, engineering, pre-construction and construction costs (which are included in construction in progress in the preceding table), excluding capitalized interest of approximately $13,718,000, through September 30, 2004. Through September 30, 2004, committed purchase orders totaling approximately $174,314,000 have been placed with subcontractors for equipment related to this project and $69,230,000 for engineering, procurement, construction management and validation costs. As of September 30, 2004, $199,597,000 has been paid relating to these committed purchase orders. The recoverability of the carrying value of BB50 will depend on the Company's ability to earn sufficient returns on ERBITUX. Based on management's current estimates, the Company expects to recover the carrying value of such assets.

(4)    Contract Manufacturing Services

        In September 2000, the Company entered into a three-year commercial manufacturing services agreement with Lonza relating to ERBITUX. The total cost for services to be provided under the commercial manufacturing services agreement was approximately $86,913,000. All existing commitments under this agreement were completed during the first half of 2003. The Company incurred $23,189,000 in 2003, and $85,022,000 was incurred from inception through 2003, for services provided under the commercial manufacturing services agreement.

(5)    Withholding Tax Assets and Liability

        In January 2003, the New York State Department of Taxation and Finance ("New York State") notified the Company that it was liable for the New York State and City income taxes that were not withheld because one or more of the Company's employees who exercised certain non-qualified stock options in 1999 and 2000 failed to pay New York State and City income taxes for those years. On March 13, 2003, the Company entered into a closing agreement with New York State, paying $4,500,000 by March 31, 2003, to settle the matter. On June 17, 2003, New York State notified the Company that based on the warrant issue identified below, it was continuing a previously conducted audit of the Company and was evaluating the terms of the closing agreement to determine whether or not it should be re-opened. On March 31, 2004, the Company entered into a new closing agreement pursuant to which the Company paid New York State an additional $1,000,000 in full satisfaction of all the deficiencies and determinations of withholding taxes for the years 1999-2001. The Company had an estimated liability related to this contingency of $2,815,000 as of December 31, 2003. Therefore the Company has eliminated such liability and has recognized a benefit of $1,815,000 as a recovery in the Consolidated Statements of Operations in the first quarter of 2004.

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

        On March 31, 2003, the Company received notification from the SEC that it was conducting an informal inquiry into both of those matters and on April 2, 2003, the Company received a request from the SEC for the voluntary production of documents and information relating to the above matters. The Company is cooperating fully with the SEC inquiry. There have been no recent developments in connection with this SEC investigation.

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

        One former officer and director to whom warrants were issued and previously treated as non-compensatory warrants was the Company's former Chief Executive Officer, Dr. Samuel D. Waksal. The Company has made demands on Dr. Samuel D. Waksal to pay the taxes associated with the exercise of these warrants and certain non-qualified stock options and to indemnify the Company against any liability that it may incur to taxing authorities in respect of the warrants or non-qualified stock options that were previously exercised. The Company determined that subsequent to the Company's receipt of a "refusal to file" letter from the FDA on December 28, 2001, with respect to its rolling Biologics License Application for ERBITUX, Dr. Samuel D. Waksal's financial condition deteriorated and therefore the recoverability of the asset became doubtful. Based upon these determinations, the Company established a withholding tax liability which amounted to $18,096,000 and $20,987,000 at September 30, 2004 and December 31, 2003, respectively. The decrease in the liability at September 30, 2004 is due to the settlement with New York State as described above.

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

        Beginning May 20, 2009, the Company may redeem all or any portion of the notes at a redemption price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest, including additional interest, if any. On May 15 of 2009, 2014 and 2019, or upon the occurrence of certain designated events, holders may require the Company to repurchase the notes at a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, including additional interest, if any. The notes are unsubordinated unsecured debt and will rank on a parity with all of the Company's other existing and future unsubordinated unsecured debt and prior to all of the Company's existing and future subordinated debt. Deferred financing costs of approximately $18,500,000 associated with the issuance of this debt are being amortized over five years.

(7)    Income (Loss) Per Common Share

        Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period increased to include all additional common shares that would have been outstanding assuming potentially dilutive common shares had been issued 1) on the exercise of stock options and any proceeds thereof used to repurchase common stock at the average market price during the period and 2) on conversion of convertible debt. In addition, in computing the dilutive effect of convertible debt, the numerator is adjusted to add back the after-tax amount of interest recognized in the period.

        Potentially diluted common shares applicable to the 5 1/2% convertible notes that were converted during the period have been weighted and included for the period the convertible securities were outstanding prior to conversion. The dilutive effect of the newly issued 1 3/8% convertible notes has not been included in the diluted share computation since the conversion is contingent upon certain circumstances which have not occurred as of the end of the reporting period..

        Potentially dilutive common shares are not included in the diluted loss per share computation for the three and nine months ended September 30, 2003, since the Company recognized a net loss for those periods and including potentially dilutive common shares in the diluted loss per share computation when there is a net loss will result in an anti-dilutive per share amount. At September 30, 2003, there were an aggregate of 18,327,000 potential common shares, excluded from the diluted loss per share computation because their inclusion would have had an anti-dilutive effect.

        Basic and diluted income (loss) per common share (EPS) were computed using the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
EPS Numerator—Basic:
Net income (loss)	$39,783	$(16,520)	$126,831	$(86,159)

EPS Denominator—Basic:
Weighted-average number of shares of common stock outstanding	82,514	74,505	78,395	74,009

EPS Numerator—Diluted:
Net income (loss)	$39,783	$(16,520)	$126,831	$(86,159)
Adjustment for interest, net of amounts capitalized and income tax effect	—	—	2,663	—

Net income (loss), adjusted	$39,783	$(16,520)	$129,494	$(86,159)

EPS Denominator—Diluted:
Weighted-average number of shares of common stock outstanding	82,514	74,505	78,395	74,009
Effect of dilutive securities:
Stock options	5,780	—	7,013	—
Convertible subordinated notes	—	—	2,650	—

Dilutive potential common shares	5,780	—	9,663	—

Weighted-average common shares and dilutive potential common shares	88,294	74,505	88,058	74,009

Basic income (loss) per share	$0.48	$(0.22)	$1.62	$(1.16)
Diluted income (loss) per share	$0.45	$(0.22)	$1.47	$(1.16)

(8)    Comprehensive Income (Loss)

        The following table reconciles net income (loss) to comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Net income (loss)	$39,783	$(16,520)	$126,831	$(86,159)
Other comprehensive income (loss):
Unrealized holding gain (loss) arising during the period	903	(95)	104	374
Reclassification adjustment for realized gain	(20)	(509)	(131)	(1,314)

Total other comprehensive income (loss)	883	(604)	(27)	(940)

Total comprehensive income (loss)	$40,666	$(17,124)	$126,804	$(87,099)

(9)    Taxes

        The Company's effective tax rate for 2004 of 14% has been modified from a previously estimated effective tax rate for 2004 of approximately 10%. The increase in the estimated effective rate used for the six months ended June 30, 2004 is due to an increase in the Company's estimate of full-year income which is now greater than the net operating losses that may be utilized for financial reporting purposes in 2004. The difference from the statutory rate of 35% is due to the anticipated utilization of net operating losses and tax credit carryforwards and tax expense related to state taxes and the federal alternative minimum tax. As of September 30, 2004 the Company has provided a valuation allowance against its total gross deferred tax assets because, more likely than not, its gross deferred tax assets will not be realized.

(10)    Collaborative Agreements

(A) Merck KGaA

        In April 1990, the Company entered into a development and commercialization agreement with Merck KGaA with respect to BEC2 and the recombinant gp75 antigen product candidate. The agreement has been amended a number of times, most recently in December 1997. The agreement grants Merck KGaA a license, with the right to sublicense, to make, have made, use, sell, or have sold BEC2 and gp75 antigen outside North America. The agreement also grants Merck KGaA a license, without the right to sublicense, to use, sell, or have sold, but not to make BEC2 within North America in conjunction with the Company. Pursuant to the terms of the agreement the Company has retained the rights, (1) without the right to sublicense, to make, have made, use, sell, or have sold BEC2 in North America in conjunction with Merck KGaA and (2) with the right to sublicense, to make, have made, use, sell, or have sold gp75 antigen in North America. In return, the Company has recognized research support payments totaling $4,700,000 and is not entitled to any further research support payments under the agreement. Merck KGaA is also required to make payments of up to $22,500,000, of which $4,000,000 has been received through September 30, 2004, based on milestones achieved in the licensed products' development. Merck KGaA is also responsible for worldwide costs of up to DM 17,000,000 associated with a multi-site, multinational Phase III clinical trial for BEC2 in limited disease small-cell lung carcinoma. This expense level was reached during the fourth quarter of 2000 and all expenses incurred from that point forward are being shared 60% by Merck KGaA and 40% by the Company. Merck KGaA is also required to pay royalties on the eventual sales of BEC2 outside of North America, if any. Revenues from sales, if any, of BEC2 in North America will be distributed in accordance with the terms of a co-promotion agreement to be negotiated by the parties.

        On June 7, 2004, the Company and Merck KGaA announced that the international, randomized Phase III clinical trial of the Companies' IMC-BEC2 cancer vaccine did not meet its primary endpoint of survival. The Companies intend to meet in the near-term to discuss the ongoing viability of the IMC-BEC2 development program.

        In December 1998, the Company entered into a development and license agreement with Merck KGaA with respect to ERBITUX. In exchange for granting Merck KGaA exclusive rights to market ERBITUX outside of the United States and Canada and co-exclusive development rights in Japan, the Company has received $30,000,000 through September 30, 2004 in up-front cash fees and early cash payments based on the achievement of defined milestones. An additional $30,000,000 has been received through September 30, 2004 based upon the achievement of further milestones for which Merck KGaA received equity in the Company. All amounts received in 2003 and 2004 were recorded as equity transactions.

        The chart below details the equity milestone payments received from Merck KGaA through September 30, 2004:

Date	Amount of Milestone	Revenue Recognized	Number of common shares issues to Merck KgaA	Price per share
August 2001	$5,000,000	$1,760,000	63,027	$79.33
May 2003	$6,000,000	—	334,471	$17.94
June 2003	$3,000,000	—	150,007	$20.00
July 2003	$3,000,000	—	92,276	$32.51
July 2003	$3,000,000	—	90,944	$32.99
December 2003	$5,000,000	—	127,199	$39.31
July 2004	$5,000,000	—	58,807	$58.18

        The equity interests underlying the milestone payments are priced at varying premiums to the then-market price of the common stock depending upon the timing of the achievement of the respective milestones. Merck KGaA will pay the Company a royalty on sales of ERBITUX outside of the United States and Canada. This agreement may be terminated by Merck KGaA in various instances, including for a one-year period after first commercial sale of ERBITUX in Merck KGaA's territory, upon Merck KGaA's reasonable determination that the product is economically unfeasible (in which case Merck KGaA is entitled to receive back 50% of the cash-based up front fees and milestone payments then paid to date, but only out of revenues received, based upon a royalty rate applied to the gross profit from ERBITUX sales or a percentage of ERBITUX fees and royalties received from a sublicense on account of the sale of ERBITUX in the United States and Canada). In August 2001, the Company and Merck KGaA amended this agreement to provide, among other things, that Merck KGaA may manufacture ERBITUX for supply in its territory and may utilize a third party to do so upon the Company's reasonable acceptance. The amendment further released Merck KGaA from its obligations under the agreement relating to providing a guaranty under a $30,000,000 credit facility relating to the build-out of BB36. In addition, the amendment provides that the companies have co-exclusive rights to ERBITUX in Japan, including the right to sublicense and Merck KGaA waived its right of first offer in the case of a proposed sublicense by the Company of ERBITUX in the Company's territory. In consideration for the amendment, the Company agreed to a reduction in royalties' payable by Merck KGaA on sales of ERBITUX in Merck KGaA's territory.

        Merck KGaA has agreed to reimburse the Company for one-half of the outside contract service costs incurred with respect to the Phase III clinical trial of ERBITUX for the treatment of head and neck cancer in combination with radiation. In September 2002, the Company entered into a binding term sheet, effective as of April 15, 2002, for the supply of ERBITUX to Merck KGaA, which replaces previous supply arrangements. The term sheet provides for Merck KGaA to purchase bulk and finished ERBITUX ordered from the Company during the term of the December 1998 development and license agreement at a price equal to the Company's fully loaded cost of goods. The term sheet also provides for Merck KGaA to use reasonable efforts to enter into its own contract manufacturing agreements for supply of ERBITUX by 2004 and obligates Merck KGaA to reimburse the Company for costs associated with transferring technology and any other services requested by Merck KGaA relating to establishing its own manufacturing or contract manufacturing capacity. Amounts due from Merck KGaA related to these arrangements totaled approximately $3,375,000 and $2,553,000 at September 30, 2004 and December 31, 2003, respectively, and are included in amounts due from corporate partners in the Consolidated Balance Sheets. The Company recorded collaborative agreement revenue related to these arrangements in the Consolidated Statements of Operations totaling approximately $883,000 and $4,041,000 for the three months ended September 30, 2004 and 2003, respectively and $4,651,000 and $8,661,000 for the nine months ended September 30, 2004 and 2003, respectively. Of these amounts, $92,000 and $3,606,000 for the three months ended September 30, 2004 and 2003, respectively, and $2,261,000 and $7,016,000 for the nine months ended September 30, 2004 and 2003, respectively, related to reimbursable costs associated with supplying ERBITUX to Merck KGaA for use in clinical trials. The related manufacturing costs of the ERBITUX sold to Merck KGaA was produced in prior periods and the related manufacturing costs have been expensed in prior periods when the related raw materials were purchased and the associated direct labor and overhead was consumed or, in the case of contract manufacturing, when such services were performed. Reimbursable clinical and regulatory expenses were incurred and totaled approximately $328,000 and $324,000 for the three months ended September 30, 2004 and 2003, respectively, and $1,142,000 and $1,362,000 for the nine months ended September 30, 2004 and 2003, respectively. These amounts have been recorded as clinical and regulatory expenses, and also as collaborative agreement revenue in the Consolidated Statements of Operations. Reimbursable general and administrative expenses and royalty expenses were incurred and totaled approximately $463,000 and $111,000 for the three months ended September 30, 2004 and 2003, respectively, and $1,248,000 and $283,000 for the nine months ended September 30, 2004 and 2003, respectively. These amounts have been recorded as marketing, general and administrative expenses, royalty expense, and also as collaborative agreement revenue in the Consolidated Statements of Operations.

(B) Bristol-Myers Squibb Company

        On September 19, 2001, the Company entered into an acquisition agreement (the "Acquisition Agreement") with Bristol-Myers Squibb Company ("BMS") and Bristol-Myers Squibb Biologics

Company, a Delaware corporation ("BMS Biologics"), which is a wholly-owned subsidiary of BMS, providing for the tender offer by BMS Biologics to purchase up to 14,392,003 shares of the Company's common stock for $70.00 per share, net to the seller in cash. In connection with the Acquisition Agreement, the Company entered into a stockholder agreement with BMS and BMS Biologics, dated as of September 19, 2001 (the "Stockholder Agreement"), pursuant to which all parties agreed to various arrangements regarding the respective rights and obligations of each party with respect to, among other things, the ownership of shares of the Company's common stock by BMS and BMS Biologics. Concurrent with the execution of the Acquisition Agreement and the Stockholder Agreement, the Company entered into the Commercial Agreement with BMS and E.R. Squibb, relating to ERBITUX, pursuant to which, among other things, BMS and E.R. Squibb are co-developing and co-promoting ERBITUX in the United States and Canada with the Company, and are co-developing and co-promoting ERBITUX in Japan with the Company and either together or co-exclusively with Merck KGaA.

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

        Distribution Fees—The Commercial Agreement provides that E.R. Squibb shall pay the Company distribution fees based on a percentage of "annual net sales" of the product (as defined in the Commercial Agreement) by E.R. Squibb in the United States and Canada. The distribution fee is 39% of net sales in the United States and Canada. During the three and nine months ended September 30, 2004, the Company has recorded royalty revenues of $32,804,000 and $67,474,000, respectively, representing 39% of net sales of ERBITUX by BMS.

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

        Development of the Product—Responsibilities associated with clinical and other ongoing studies are apportioned between the parties as determined by the product development committee described below. The Commercial Agreement provides for the establishment of clinical development plans setting forth the activities to be undertaken by the parties for the purpose of obtaining marketing approvals, providing market support and developing new indications and formulations of the product. After transition of responsibilities for certain clinical and other studies, each party is primarily responsible for performing the studies designated to it in the clinical development plans. In the United States and Canada, the Commercial Agreement provides that E.R. Squibb is responsible for 100% of the cost of all clinical studies other than those studies undertaken post-launch which are not pursuant to an IND (e.g. Phase IV studies), the cost of which is shared equally between E.R. Squibb and ImClone Systems. As between E.R. Squibb and ImClone Systems, each is responsible for 50% of the costs of all studies in Japan. The Company has also agreed, and may agree in the future, to share with E.R. Squibb, on terms other than the foregoing, costs of clinical trials that the Company believes are not potentially registrational but should be undertaken prior to launch in the United States, Canada or Japan. The Company has incurred $1,237,000 and $987,000 pursuant to such cost sharing for the three months ended September 30, 2004 and 2003, respectively and $5,958,000 and $2,115,000 for the nine months ended September 30, 2004 and 2003, respectively. In addition, to the extent that in 2004 the Company and BMS exceed the contractual maximum registrational costs for clinical development, the Company has agreed to share such cost with BMS. The Company has also incurred $153,000 and $186,000 for the three months ended September 30, 2004 and 2003, respectively and $595,000 and $590,000 for the nine months ended September 30, 2004 and 2003, respectively, related to the agreement with respect to development in Japan. Except as otherwise agreed upon by the parties, the Company will own all registrations for the product and is primarily responsible for the regulatory activities leading to registration in each country. E.R. Squibb will be primarily responsible for the regulatory activities in each country after the product has been registered in that country. Pursuant to the terms of the

Commercial Agreement, as amended, Andrew G. Bodnar, M.D., J.D., Senior Vice President, Strategy and Medical & External Affairs of BMS, and a member of the Company's Board of Directors, will oversee the implementation of the clinical and regulatory plan for ERBITUX.

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

        However, the Company has the right, at its election and sole expense, to co-promote with E.R. Squibb the product in the territory. Pursuant to this co-promotion option, which the Company has exercised, the Company is entitled on and after April 11, 2002 (at the Company's sole expense) to have the Company's field organization participate in the promotion of the product consistent with the marketing plan agreed upon by the parties, provided that E.R. Squibb will retain the exclusive rights to sell and distribute the product. Except for the Company's expenses incurred pursuant to the co-promotion option, E.R. Squibb is responsible for 100% of the distribution, sales and marketing costs in the United States and Canada, and as between E.R. Squibb and ImClone Systems, each is responsible for 50% of the distribution, sales, marketing costs and other related costs and expenses in Japan. During the third quarter of 2004, the Company decided to establish a sales force to maximize the potential commercial opportunities for ERBITUX and to serve as a foundation for the marketing of future products derived either from within the Company's pipeline or through business development opportunities. The first 13 sales professionals were redeployed from the Company's field force of 15 Scientific Services Liaisons (SSLs), a group that calls on pre-clinical researchers to enhance the base of pre-clinical knowledge and studies supporting ERBITUX. The Company expects to hire the remaining personnel by the end of 2004 in order to have a total of 43 sales professionals and 6 SSLs.

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

  •
  by E.R. Squibb, if the JEC determines that there exists a significant concern regarding a regulatory or patient safety issue that would seriously impact the long-term viability of all products.

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

        Amounts due from BMS related to this agreement totaled approximately $55,811,000 and $6,407,000 at September 30, 2004 and December 31, 2003, respectively, and are included in amounts due from corporate partners in the Consolidated Balance Sheets. The Company recorded collaborative agreement revenue related to this agreement in the Consolidated Statements of Operations totaling approximately $6,910,000 and $5,387,000 for the three months ended September 30, 2004 and 2003, respectively, and $22,680,000 and $15,819,000 for the nine months ended September 30, 2004 and 2003, respectively. Of these amounts, $1,922,000 and $1,125,000 for the three months ended September 30, 2004 and 2003, respectively, and $10,264,000 and $4,336,000 for the nine months ended September 30, 2004 and 2003, respectively, related to reimbursable costs associated with supplying ERBITUX for use in clinical trials associated with this agreement. The related manufacturing costs have been expensed in prior periods when the related raw materials were purchased and the associated direct labor and overhead was consumed or, in the case of contract manufacturing, when such services were performed. Reimbursable clinical and regulatory expenses were incurred and totaled approximately $3,071,000 and $3,757,000 for the three months ended September 30, 2004 and 2003, respectively, and $8,605,000 and $10,286,000 for the nine months ended September 30, 2004 and 2003, respectively. These amounts have been recorded as clinical and regulatory expenses and also as collaborative agreement revenue in the Consolidated Statements of Operations. Reimbursable marketing and general expenses and royalty expenses were incurred and totaled approximately $1,917,000 and $505,000 for the three months ended September 30, 2004 and 2003, respectively, and $3,811,000 and $1,197,000 for the nine months ended September 30, 2004 and 2003, respectively. These amounts have been recorded as marketing, general and administrative expenses, royalty expense, and also as collaborative agreement revenue in the Consolidated Statements of Operations. At September 30, 2004 and December 31, 2003, the Company had a liability to BMS of $5,928,000 and $3,729,000, respectively, reflected in accounts payable and accrued expenses.

        License fees and milestone revenue consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
BMS:
ERBITUX license fee revenue	$22,861	$13,811	$108,257	$35,640
Merck KGaA:
ERBITUX and BEC2 license fee revenue	97	97	289	289
Other license fee revenue	—	—	58	58

Total license fees and milestone revenue	$22,958	$13,908	$108,604	$35,987

        Royalty revenue consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
BMS	$32,804	$—	$67,474	$—
Merck KGaA	1,332	—	2,203	—
Other	1	214	65	517

Total royalty revenue	$34,137	$214	$69,742	$517

        Collaborative agreement revenue from corporate partners consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
BMS	$6,910	$5,387	$22,680	$15,819
Merck KGaA	875	4,074	4,657	8,706
Other	—	—	51	—

Total collaborative agreement revenue	$7,785	$9,461	$27,388	$24,525

        Amounts due from corporate partners consists of the following:

	September 30, 2004	December 31, 2003
	(in thousands)
BMS:
ERBITUX	$55,811	$6,407
Merck KGaA:
ERBITUX and BEC2	3,379	2,572

Total amounts due from corporate partners	$59,190	$8,979

        Deferred revenue consists of the following:

	September 30, 2004	December 31, 2003
	(in thousands)
BMS:
ERBITUX commercial agreement	$471,055	$329,312
Merck KGaA:
ERBITUX development and license agreement	3,167	3,333
Prepayment of ERBITUX supplied for medical affairs program	2,640	2,640
BEC2 development and commercialization agreement	1,825	1,947

Total deferred revenue	478,687	337,232
Less: current portion	(100,434)	(50,870)

Total long-term deferred revenue	$378,253	$286,362

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

        Separately, on September 17, 2002, an individual purchaser of the Company's common stock filed an action (Flynn v. ImClone Systems Incorporated, et al., No. 02 Civ 7499) (RO) on his own behalf in the U.S. District Court for the Southern District of New York asserting claims against the Company, Dr. Samuel D. Waksal and Dr. Harlan W. Waksal under sections 10(b) and 20(a) of the Exchange Act and the Securities and Exchange Commission (the "SEC") Rule 10b-5. In this case, the plaintiff alleges that he purchased shares of ImClone on various dates in late 2001, that various public statements made by the Company or the other defendants during 2001 regarding the prospects for FDA approval of ERBITUX were false or misleading when made and that plaintiff relied on such allegedly false and misleading information in making his purchases. Plaintiff seeks compensatory damages of not less than $180,000 and punitive damages of $5 million, together with interest, costs and attorneys' fees. On November 25, 2002, both defendants other than Dr. Samuel D. Waksal filed a motion to dismiss the complaint for failure to state a claim. On June 3, 2003, the court denied that motion. Discovery has commenced in the action. The Company, Dr. Harlan W. Waksal and Dr. Samuel D. Waksal each filed an answer to the complaint on June 27, 2003. Fact discovery in the Flynn matter is ongoing and is currently scheduled to conclude on November 30, 2004.

        The Company intends to vigorously defend against the claims asserted in these actions. The Company is unable to predict the outcome of these actions at this time. No reserve has been established in the financial statements because the Company does not believe that such a reserve is required to be established at this time under Statement of Financial Accounting Standards No. 5.

        Beginning on January 13, 2002, and continuing thereafter, nine separate purported shareholder derivative actions were filed against members of the Company's board of directors, certain of the Company's present and former officers, and the Company, as nominal defendant, advancing claims based on allegations similar to the allegations in the federal securities class action complaints. Four of these derivative cases were filed in the Delaware Court of Chancery and have been consolidated in that court under the caption In re ImClone Systems Incorporated Derivative Litigation, Cons. C.A. No. 19341-NC. Three of these derivative actions were filed in New York State Supreme Court in Manhattan and have been consolidated under the caption In re ImClone Systems, Inc. Shareholder Derivative Litigation, Index No. 02-100759. All of these state court actions have been stayed in deference to the proceeding in the U.S. District Court for the Southern District of New York, which have been consolidated under the caption In re ImClone Systems, Inc. Shareholder Derivative Litigation, Master File No. 02 CV 163 (RO). A supplemental verified consolidated amended derivative complaint in these consolidated federal actions was filed on August 8, 2003. It asserts, purportedly on behalf of the Company, claims including breach of fiduciary duty by certain current and former members of the Company's board of directors, among others, based on allegations including that they failed to ensure that the Company's disclosures relating to the regulatory and marketing prospects for ERBITUX were not misleading and that they failed to maintain adequate controls and to exercise due care with regard to the Company's ERBITUX application to the FDA. On January 9, 2004, the Company filed a motion to dismiss the complaint due to plaintiffs' failure to make a pre-suit demand on the Company's board of directors to institute suit or to allege grounds for concluding that such a demand would have been futile. The individual defendants filed motions on the same date, both joining in the Company's motion and seeking to dismiss the complaint for failure to state a claim. The motions have been fully briefed, and oral argument took place on November 4, 2004. A decision on the motion has not yet been issued.

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

        On March 10, 2004, the Company commenced a second action against Dr. Samuel D. Waksal in the New York State Supreme Court. That action is styled ImClone Systems Incorporated v. Samuel D. Waksal, Index No. 04/600643. By this action, the Company seeks the return of more than $21 million that the Company paid to Dr. Samuel D. Waksal, as proceeds from stock option exercises, which the Company alleges he was expected to pay over to federal, state and local tax authorities in satisfaction of his tax obligations arising from certain exercises between 1999 and 2001 of warrants and non-qualified stock options. Specifically, by this action, the Company seek to recover: (a) $4.5 million that the Company paid to the State of New York in respect of exercises of non-qualified stock options and certain warrants in 2000; (b) at least $16.6 million that the Company paid to Samuel D. Waksal in the form of ImClone common stock, in lieu of withholding federal income taxes from exercises of non-qualified stock options and certain warrants in 2000; and (c) approximately $1.1 million that the Company paid in the form of ImClone common stock to Samuel D. Waksal and his beneficiaries, in lieu of withholding federal, state and local income taxes from certain warrant exercises in 1999-2001. The complaint asserts claims for unjust enrichment, common law indemnification, moneys had and received and constructive trust. On June 18, 2004, Dr. Samuel D. Waksal filed an Answer to the Company's Complaint. Fact discovery in this matter is underway.

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

        On March 25, 2004, an action was filed in the United Kingdom Patent Office entitled Referrer's Statement requesting transfer of co-ownership and amendment of patent EP (UK) 0 667 165 to add three Yeda employees as inventors. Also on March 25, 2004, a German action entitled Legal Action was filed in the Munich District Court I, Patent Litigation Division, seeking to add three Yeda employees as inventors on patent EP (DE) 0 667 165. ImClone was not named as a party in these actions that relate to the European equivalent of the '866 patent; accordingly, the Company has sought to intervene in both the German and the U.K. actions.

        On May 4, 2004, a complaint was filed against the Company by Massachusetts Institute of Technology ("MIT") and Repligen Corporation ("Repligen") alleging that the Company's ERBITUX product infringes U.S. Patent No. 4,663,281 (the "281 patent"), which is owned by MIT and exclusively licensed to Repligen. Massachusetts Institute of Technology and Repligen Corporation v. ImClone Systems Inc., U.S. District Court for the District of Massachusetts, Civil Action No. 04-10884 RGS. The Company intends to defend vigorously against claims asserted in this action, which is in its earliest stages. The Company is unable to predict the outcome of this action at the present time.

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

        The Company has not recognized accruals for penalties and interest that may be imposed with respect to the withholding tax issues previously described and other related contingencies, including the period covered by the statute of limitations and the Company's determination of certain exercise dates, because it does not believe that losses from such contingencies are probable, or in the event that any taxing authority makes a claim for penalties or interest, the Company believes that it will be able to settle the total amount asserted (including any liability for taxes) for an amount not in excess of the liability for taxes already accrued with respect to the relevant withholding tax issue. With respect to the statute of limitations and the Company's determination of certain exercise dates, while the Company does not believe a loss is probable, there is a potential additional liability with respect to these issues that may be asserted by a taxing authority. If taxing authorities assert such issues and prevail related to these withholding tax issues and other related contingencies, including penalties, the liability that could be imposed by taxing authorities would be substantial. The potential interest on the withholding tax liabilities recorded on the Consolidated Balance Sheets could be up to a maximum amount of approximately $7,600,000 at September 30, 2004. Potential additional withholding tax liability on other related contingencies amounts to approximately $8,000,000, exclusive of any interest or penalties, and excluding the amount potentially attributable to Mr. Goldhammer noted above.

        In October 2001, the Company entered into a sublease for a four-story building at 325 Spring Street, New York, New York, which includes between 75,000 and 100,000 square feet of usable space. The sublease has a term of 22 years, followed by two five-year renewal option periods. The future minimum lease payments remaining at September 30, 2004, are approximately $47,174,000 over the term of the sublease. In order to induce the sublandlord to enter into the sublease, the Company made a loan to the sublandlord in the principal amount of a $10,000,000 note receivable, of which, $9,325,000 is outstanding as of September 30, 2004. The loan is secured by a leasehold mortgage on the prime lease as well as a collateral assignment of rents by the sublandlord. The loan is payable by the sublandlord over 20 years and bears interest at 5 1/2% in years one through five, 6 1/2% in years six through ten, 7 1/2% in years eleven through fifteen and 8 1/2% in years sixteen through twenty. In addition, the Company paid the owner a consent fee in the amount of $500,000. The Company spent significant time analyzing its options with respect to this sublease and in June of 2004, the Company concluded that it will move forward with plans to develop the property for occupancy. The Company plans to house at this location its Research departments, which currently includes both antibody and small molecule research teams.

        In August 2004, the Company modified its existing operating lease for its corporate headquarters in New York City. The modification extends the term of the lease, which was to expire at December 31, 2004, for an additional ten years for a portion of the premises and by an additional four years for the space that houses its Research department. As noted above, the Company plans to consolidate its Research departments to its 325 Spring Street, New York location.

        In June 2004, the Company entered into an operating lease for a building located at 59-61 Chubb Way in Branchburg, New Jersey. The building contains approximately 54,247 square feet of floor area. The lease expires on December 31, 2020 with no option to renew or extend beyond such date. The future minimum lease payments at September 30, 2004 are $11,066,000. Rent expense related to this lease for the three and nine months ended September 30, 2004 amounted to $103,000 and $145,000, respectively.

(12) Employee Benefit Plan

        All employees of the Company who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan. The 401(k) plan allows eligible employees to defer up to 25 percent of their annual compensation, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. Under the 401(k) plan, the Company, at management's discretion, may match employee contributions and/or make discretionary contributions. Neither the employee contributions nor voluntary matching contributions are invested in the Company's securities. Total expense incurred by the Company was $127,000 and $83,000 for the three months ended September 30, 2004 and 2003, respectively, and $431,000 and $299,000 for the nine months ended September 30, 2004 and 2003, respectively.

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

INTRODUCTION

        ImClone Systems is a biopharmaceutical company whose mission is to advance oncology care by developing and commercializing a portfolio of targeted treatments designed to address the medical needs of patients with cancer. Our lead product, Erbitux® (Cetuximab), is a first-of-its-kind antibody approved by the United States Food and Drug Agency ("FDA") for use in combination with irinotecan in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are refractory to irinotecan-based chemotherapy and for use as a single agent in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are intolerant to irinotecan-based chemotherapy. ERBITUX binds specifically to epidermal growth factor receptor (EGFR, HER1, c-ErbB-1) on both normal and tumor cells, and competitively inhibits the binding of epidermal growth factor (EGF) and other ligands, such as transforming growth factor-alpha. We are conducting, and in some cases have completed, potential registration studies evaluating ERBITUX for the treatment of colorectal, head and neck and pancreatic cancers, as well as other indications.

        On February 12, 2004, the United States Food and Drug Administration ("FDA") approved ERBITUX (Cetuximab) Injection for use in combination with irinotecan in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are refractory to irinotecan-based chemotherapy and for use as a single agent in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are intolerant to irinotecan-based chemotherapy. The FDA also approved Lonza Biologics plc's ("Lonza") manufacturing facility. ERBITUX inventory previously produced at Lonza's facility served as supply for the initial demand for ERBITUX. On June 18, 2004 the FDA approved our Chemistry Manufacturing and Controls (CMC) supplemental Biologics License Application (sBLA) for licensure of our manufacturing facility referred to as BB36.

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

        As a result of our substantial research and development costs, we have incurred significant operating losses and have an accumulated deficit of $515,777,000 as of September 30, 2004. We anticipate that our accumulated deficit will continue to decrease in the near future as we earn revenues on commercial sales of ERBITUX and generate net income. Although we have historically devoted most of our efforts and resources to research and development, we expect to devote greater efforts and resources to the manufacturing, marketing, and commercialization of ERBITUX. There is no assurance that we will be able to successfully manufacture, market or commercialize ERBITUX or that potential customers will buy ERBITUX.

OUTLOOK

        We are not currently prepared to provide specific guidance with respect to revenues related to the sale of ERBITUX. However, should we determine to do so in the future, we would not provide such guidance until and unless we were confident in our ability to do so accurately and meaningfully based on a clear understanding of revenue expectations for ERBITUX. With respect to license fees and milestone revenue, we expect to continue to recognize revenues as clinical development spending for ERBITUX continues and that revenue for the remainder of 2004 will be comparable to the third quarter of 2004. We expect research and development expenses for the remaining quarter of 2004 to be at least consistent or at higher levels than the third quarter of 2004, due to expected increases in scientific personnel and other related expenses. We anticipate that clinical and regulatory expenses for the remainder of 2004 will increase as we initiate clinical development of our pipeline and accelerate development of ERBITUX in indications beyond colorectal cancer. We also expect that marketing, general and administrative expenses will continue to increase, to reflect increased headcount and related expenses. Royalty expense will continue to change in proportion to changes in net sales of ERBITUX.

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

        Revenues from license fees and milestone payments primarily consist of up-front license fees and milestone payments received under the Commercial Agreement with BMS and E.R. Squibb, relating to ERBITUX, and milestone payments received under the development and license agreement with Merck KGaA. We recognize all non-refundable up-front license fees as revenues in accordance with the guidance provided in the Securities and Exchange Commission's Staff Accounting Bulletins No. 101 and No. 104. Our most critical application of this policy, to date, relates to the $650,000,000 in license fees received from BMS and E.R. Squibb under the Commercial Agreement which are being deferred and recognized as revenue based upon the actual product research and development costs incurred since September 19, 2001 to date by BMS and E.R. Squibb and ImClone Systems as a percentage of the estimated total of such costs to be incurred over the 17 year term of the Commercial Agreement. The estimated total of such cost is based on the clinical development budget which establishes joint responsibilities that will be carried out by both the Company and BMS and E.R. Squibb for certain clinical and other studies. Of the $650,000,000 in payments received through September 30, 2004, $108,257,000 was recognized as revenue during the nine months ended September 30, 2004 and $178,945,000 from the commencement of the Commercial Agreement through September 30, 2004. The methodology used to recognize deferred revenue involves a number of estimates and judgments, such as the estimate of total product research and development costs to be incurred under the Commercial Agreement. Changes in these estimates and judgments can have a significant effect on the size and timing of revenue recognition. In addition, if management had chosen a different methodology to recognize the license fee and milestone payments received under the Commercial Agreement, the Company's financial position and results of operations could have differed materially. For example, if the Company were to recognize the revenues earned from the Commercial Agreement on a straight-line basis over the life of the agreement, the Company would have recognized approximately $29,700,000 and $75,800,000 as revenue for the nine months and from the commencement of the Commercial Agreement, respectively through September 30, 2004. Management believes that the current methodology used to recognize revenues under the Commercial Agreement, which reflects the level of effort consistent with the product development activities, is the most appropriate methodology because it reflects the level of expenditure and activity in the period in which it is being spent as compared to the total expected expenditure over the life of the Commercial Agreement. This cost to cost approach is systematic and rational, it provides a factually supportable pattern to track progress, and is reflective of the level of effort, which varies over time.

        Non-refundable upfront payments received from Merck KGaA were deferred due to our significant continuing involvement and are being recognized as revenue on a straight-line basis over the estimated service period because the activities specified in the agreement between the Company and Merck KGaA will be performed over the estimated service period and there is no other pattern or circumstances that indicate a different way in which the revenue is earned. In addition, the development and license agreement with Merck KGaA does not contain any provisions for establishing a clinical budget and none has been established between the parties. This agreement does not call for co-development with the Company in Merck KGaA's territory, rather Merck KGaA is solely responsible for regulatory efforts in its territory. Non-refundable milestone payments, which represent the achievement of a significant step in the research and development process, pursuant to collaborative agreements other than the Commercial Agreement, are recognized as revenue upon the achievement of the specified milestone. This is because each milestone payment represents the achievement of a substantive step in the research and development process and Merck KGaA has the right to evaluate the technology to decide whether to continue with the research and development program as each milestone is reached.

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

        Withholding Taxes—In January 2003, New York State notified the Company that it was liable for the New York State and City income taxes that were not withheld because one or more of the Company's employees who exercised certain non-qualified stock options in 1999 and 2000 failed to pay New York State and City income taxes for those years. On March 13, 2003, the Company entered into a closing agreement with New York State, paying $4,500,000 to settle the matter. Subsequently, the Company became aware of another potential income and employment tax withholding liability associated with the exercise of certain warrants granted in the early years of the Company's existence that were held by certain former officers, directors and employees. After the Company informed New York State of the issue relating to the warrants, New York State, in June 2003, notified the Company that it was continuing the previously conducted audit of the Company and was evaluating the terms of the closing agreement to determine whether or not it should be re-opened. On March 31, 2004, the Company entered into a new closing agreement pursuant to which the Company paid New York State an additional $1,000,000 in full satisfaction of all the deficiencies and determinations of withholding taxes for the years 1999-2001. As a result, we have eliminated the liability of $2,815,000 attributable to New York withholding taxes on stock options and warrants exercised and have recognized a benefit of $1,815,000 as a recovery in the Consolidated Statements of Operations for the nine months ended September 30, 2004.

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

        The Company has not recognized accruals for penalties and interest that may be imposed with respect to the withholding tax issues previously described and other related contingencies, including the period covered by the statute of limitations and the Company's determination of certain exercise dates, because it does not believe that losses from such contingencies are probable, or in the event that any taxing authority makes a claim for penalties or interest, the Company believes that it will be able to settle the total amount asserted (including any liability for taxes) for an amount not in excess of the liability for taxes already accrued with respect to the relevant withholding tax issue. With respect to the statute of limitations and the Company's determination of certain exercise dates, while the Company does not believe a loss is probable, there is a potential additional liability with respect to these issues that may be asserted by a taxing authority. If taxing authorities assert such issues and prevail related to these withholding tax issues and other related contingencies, including penalties, the liability that could be imposed by taxing authorities would be substantial. The potential interest on the withholding tax liabilities recorded on the Consolidated Balance Sheets could be up to a maximum amount of approximately $7,600,000 at September 30, 2004. Potential additional withholding tax liability on other related contingencies amounts to approximately $8,000,000, exclusive of any interest or penalties, and excluding the amount potentially attributable to Mr. Goldhammer noted above.

        Inventories—Until February 12, 2004, all costs associated with the manufacturing of ERBITUX were included in research and development expenses when incurred. Effective February 13, 2004, the date after the Company received approval from the FDA for ERBITUX, we began to capitalize in inventory the cost of manufacturing ERBITUX for commercial sale and will expense such cost as cost of manufacturing revenue at the time of sale. However, as we sell our existing inventory that was previously expensed, there will be a period of time whereby the Company will reflect manufacturing revenue with minimal cost. Therefore, we anticipate that our margin on sales of ERBITUX to our corporate partners will fluctuate from quarter to quarter during 2004 and 2005. For example, effective February 13, 2004, we began to capitalize the cost of producing ERBITUX including the costs of packaging and labeling bulk inventory previously produced, some of which we subsequently sold and reflected in our Consolidated Statement of Operations for the three and nine months ended September 30, 2004 as cost of manufacturing revenue. The cost of manufacturing revenue reflected in the Company's operating expenses for the three and nine months ended September 30, 2004 therefore, does not reflect full absorption cost of production because the raw materials, labor and overhead costs incurred to produce the product sold, were previously expensed. If the Company had capitalized inventory prior to obtaining FDA approval of ERBITUX, the cost basis of the inventory sold would be at least 90% of manufacturing revenue or a gross margin of approximately 10%, depending on the relative level of sales to BMS and Merck KGaA. We expect that, consistent with this quarter, we will experience future quarters whereby the cost of manufacturing revenue reflected in our operating expenses will primarily reflect costs associated with packaging, labeling and shipping inventory that has been previously expensed. We also anticipate that there may be a reporting period that may include a combination of partial cost, and full absorption cost of manufacturing revenue. Therefore, we believe that our manufacturing revenue margin will be distorted for comparison purposes for a significant period after February 12, 2004 depending on market demand for ERBITUX. In addition, we anticipate that the comparability of our cost of manufacturing revenue in the future may also be impacted due to differences in the cost for inventory that Lonza may manufacture on our behalf and inventory manufactured at BB36.

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

        Income Taxes—Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Significant estimates are required in determining our provision for income taxes. As of September 30, 2004, the Company continues to reflect a valuation allowance against its total gross deferred tax assets because, more likely than not, its gross deferred tax assets will not be realized. Although management believes that our reserves as of September 30, 2004 for these uncertainties are appropriate, we expect that as we continue to sell ERBITUX to our corporate partners for commercial use and earn royalties from the expected commercial sales of ERBITUX, we will need to revise our conclusions regarding the realization of our deferred tax assets due to expected changes in overall levels of pretax earnings. In addition, there may be other factors such as changes in tax laws, future levels of research and development spending and future levels of capital expenditures that may impact our effective tax rate in the future.

PROPOSED STATEMENT OF FINANCIAL ACCOUNTING STANDARDS

        On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, Share-Based Payment, that addresses the accounting for share-based awards to employees, including employee-stock-purchase-plans (ESPPs). The FASB formally proposed to require companies to recognize the fair value of stock options and other stock-based compensation to employees. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method The proposed requirements in the exposure draft would be effective for public companies for financial periods after June 15, 2005.

        The Company currently accounts for its stock-based compensation plans in accordance with APB Opinion No. 25. Therefore, the eventual adoption of this proposed statement, when issued in final form by the FASB, will have a material effect on the Company's consolidated financial statements.

        In September 2004, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share." that contingently convertible debt instruments should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. It is expected that beginning January 1, 2005, calendar year-end companies would be required to retroactively restate earnings per share for all periods during which the securities were outstanding.

        The Company currently excludes from its diluted earnings per share computation the dilutive effect of the $600 million convertible debt outstanding, since these shares are contingent on reaching a specific market price or other circumstances as disclosed under Note 6 of the footnotes to the financial statements. Once the above noted EITF is adopted and the Company restates previously reported amounts to include the dilutive effect of the convertible bonds, there would not be a significant impact in the Company's previously reported diluted earnings per share for the three and nine months ended September 30, 2004.

RESULTS OF OPERATIONS

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	Variance	2004	2003	Variance
	(in thousands)
Revenues
License fees and milestone revenue	$22,958	$13,908	$9,050	$108,604	$35,987	$72,617
Manufacturing revenue	29,952	—	29,952	70,252	—	70,252
Royalty revenue	34,137	214	33,923	69,742	517	69,225
Collaborative agreement revenue	7,785	9,461	(1,676)	27,388	24,525	2,863

Total revenues	$94,832	$23,583	$71,249	$275,986	$61,029	$214,957

Three Months Ended September 30, 2004 and 2003

License fees and milestone revenue

        License fees and milestone revenue for the three months ended September 30, 2004 of $22,958,000 consists of recognition of up-front payments received under the Commercial Agreement with BMS and E.R. Squibb of $22,861,000 compared to $13,811,000 in the corresponding period of 2003, and recognition of payments received under the development and license agreements with Merck KGaA of $97,000 in both periods. The increase of $9,050,000 in license fees and milestone revenue from the comparable period in 2003 is primarily due to increases in clinical development spending by BMS and ImClone. We expect that license fees and milestone revenue for the remaining quarter of 2004 will be comparable to the amount earned in the three months ended September 30, 2004.

Manufacturing revenue

        Manufacturing revenue of $29,952,000 for the three months ended September 30, 2004 consists of sales of ERBITUX to our corporate partners. In accordance with the Commercial Agreement, we are contractually obligated to sell ERBITUX to BMS at our cost of production plus a 10% markup. We sell bulk inventory to Merck KGaA at our full absorption cost of production. There were no sales of ERBITUX to Merck KGaA through September 30, 2004. The continuing level of manufacturing revenue in future quarters may fluctuate significantly based on market demand, our cost of production, as well as BMS's required level of safety stock inventory for ERBITUX. As previously noted, the selling price for ERBITUX to our corporate partners, is based on the full absorption costs of production incurred, which currently reflects an estimated weighted average costs of production for 2004 for inventory previously produced by Lonza and at our BB36 manufacturing plant. Therefore, our future manufacturing revenue will fluctuate significantly as we sell ERBITUX that was exclusively manufactured at our BB36 plant, since our unit cost to manufacture ERBITUX is significantly lower than the cost paid to Lonza for manufacturing ERBITUX.

Royalty revenue

        Royalty revenue consists primarily of royalty payments earned on the sale of ERBITUX by our partners, BMS and E.R. Squibb and Merck KGaA. Under our agreement with BMS and E.R. Squibb, we are entitled to royalty payments equal to 39% of BMS's net sales of ERBITUX in the United States and Canada. Under our agreement with Merck KGaA, we are entitled to royalty payments based on a percentage of gross margin of Merck KGaA's sales of ERBITUX outside the United States and Canada. For the three months ended September 30, 2004, we earned royalties from BMS of $32,804,000 on net sales of ERBITUX of approximately $84.1 million and royalties from Merck KGaA of $1,332,000 on net sales of ERBITUX of approximately $30.5 million.

Collaborative agreement revenue

        Collaborative agreement revenue consists primarily of reimbursements from our partners BMS and E.R. Squibb and Merck KGaA under our collaborative agreements. There are certain categories for which we receive reimbursement from our partners: clinical and regulatory expenses, the cost of ERBITUX supplied to our partners for use in clinical studies, certain marketing and administrative expenses and a portion of royalty expense. For the three months ended September 30, 2004, we earned $7,785,000 in collaborative agreement revenue of which $6,910,000 represents amounts earned from BMS and E.R. Squibb and $875,000 represents amounts earned from Merck KGaA, as compared to $9,461,000 earned in the comparable period in 2003, of which $5,387,000 was earned from BMS and E.R. Squibb and $4,074,000 was earned from Merck KGaA. The decrease in collaborative agreement revenue is principally due to a decrease of approximately $2,700,000 in clinical product shipments from the comparable period in 2003, partially offset by an increase in royalty expense reimbursed by our corporate partners of approximately $1,600,000.

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	Variance	2004	2003	Variance
	(in thousands)
Operating Expenses
Research and development	$17,635	$21,190	$(3,555)	$56,682	$93,620	$(36,938)
Clinical and regulatory	7,595	7,590	5	20,859	23,592	(2,733)
Marketing, general and administrative	14,816	13,750	1,066	40,021	30,852	9,169
Royalty expense	7,032	—	7,032	13,933	—	13,933
Cost of manufacturing revenue	223	—	223	559	—	559
Other recovery, net	—	(3,384)	3,384	(1,815)	(3,319)	1,504

Total operating expenses	$47,301	$39,146	$8,155	$130,239	$144,745	$(14,506)

Research and Development

        Research and development expenses for the three months ended September 30, 2004 and 2003 were $17,635,000 and $21,190,000, respectively, a decrease of $3,555,000 or 17.0%. Research and development expenses include costs associated with our in-house and collaborative research programs, product and process development expenses, costs to manufacture ERBITUX (until February 12, 2004) and other product candidates (prior to any approval that we may obtain of a product candidate for commercial sale) and quality assurance and quality control costs. Research and development includes costs that are reimbursable from our corporate partners. Approximately $2,014,000 and $4,731,000 of costs representing research and development expenses for the three months ended September 30, 2004 and 2003, respectively, are reimbursed and included under collaborative agreement revenue since they represent inventory supplied to our partners for use in clinical studies.

        The decrease in research and development expenses of $3,555,000 for the three months ended September 30, 2004 was primarily attributable to a decrease of approximately $8,600,000 reflecting the capitalization of inventory costs subsequent to February 12, 2004. These decreases were partially offset by an increase in salaries and benefits of approximately $4,700,000 due to a significant increase in headcount from the comparable period in 2003 and an overall increase in salary and benefit expenses. We expect research and development expenses for the remainder of 2004 to be at least consistent or at higher levels than the amount experienced in the third quarter of 2004.

Clinical and Regulatory

        Clinical and regulatory expenses for the three months ended September 30, 2004 and 2003 were $7,595,000 and $7,590,000, respectively, an increase of $5,000 in 2004. Clinical and regulatory expenses consist of costs to conduct our clinical studies and associated regulatory activities. The increase experienced in 2004 is primarily due to an increase in salaries and benefits and other employee related expenses of approximately $720,000 due to increases in headcount, salaries and employee benefits, partially offset by a decrease of approximately $700,000 in cost incurred related to contract clinical services. Approximately $3,399,000 and $4,080,000 of the costs included in this category for the three months ended September 30, 2004 and 2003, respectively, is reflected as revenues under collaborative agreement revenue since they represent costs that are reimbursable by our corporate partners. We anticipate that clinical and regulatory expenses for the remainder of 2004 will increase as we initiate clinical development of our pipeline and accelerate development of ERBITUX in indications beyond colorectal cancer.

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

        Marketing, general and administrative expenses for the three months ended September 30, 2004 amounted to $14,816,000, an increase of $1,066,000, or 8.0% from the comparable period in 2003. This increase is primarily due to increases in personnel costs of approximately $2,300,000 due to increased headcount, salaries and benefits and marketing expenses incurred to support the commercialization of ERBITUX and an increase of approximately $3,800,000 in professional fees related to legal, consulting and marketing research and marketing conventions, offset by a charge of approximately $5,000,000 in the third quarter of 2003 related to a termination agreement with a former officer of the company. During the third quarter of 2004, we decided to establish a sales force to maximize potential commercial opportunities for ERBITUX and to serve as a foundation for the marketing of future products derived either from within the Company's pipeline or through business development opportunities. The first 13 sales professionals were redeployed from our field force of 15 Scientific Services Liaisons (SSLs), a group that calls on pre-clinical researchers to enhance the base of pre-clinical knowledge and studies supporting ERBITUX. We expect that by the end of the year, we will hire the remaining personnel in order to have a total of 43 sales professionals and 6 SSLs. The Company estimates that the incremental costs related to the additional sales force will amount to approximately $10 million, on an annualized basis. We expect incremental expenditures in marketing, general and administrative expenses during the remainder of 2004 to reflect increased headcount and related expenses.

Cost of Manufacturing Revenue

        Effective February 13, 2004, the Company began to capitalize in inventory the costs of manufacturing of ERBITUX for commercial sale and will expense such costs as cost of manufacturing revenue at the time of sale. However, as we sell our existing inventory that was previously expensed, there will be a period of time in which the Company will reflect minimal cost of manufacturing revenue since the majority of the cost of such inventory has already been expensed in prior periods as research and development expenses. Therefore, we anticipate that our manufacturing revenue margin on sales of ERBITUX to our corporate partners will fluctuate from quarter to quarter during 2004 and 2005. The cost of manufacturing revenue reflected in the Company's operating expenses for the three months ended September 30, 2004 therefore, does not reflect full absorption cost of production because the raw materials, labor and overhead costs incurred to produce the product sold, were previously expensed. We expect that, consistent with this quarter, we will experience future quarters in which the cost of manufacturing revenue reflected in our operating expenses will primarily reflect costs associated with packaging, labeling and shipping inventory, for which all or a portion, have been previously expensed. We also anticipate that there may be a reporting period that may include a combination of partial cost, and full absorption cost of manufacturing revenue. In addition, we anticipate that the comparability of our cost of manufacturing revenue in the future may also be impacted due to differences in the cost of manufacturing revenue for inventory that Lonza may manufacture on our behalf and inventory manufactured at BB36.

Royalty Expense

        Royalty expense of $7,032,000 for the three months ended September 30, 2004 consists of obligations related to certain licensing agreements and probable licensing agreements related to ERBITUX. Approximately $1,600,000 of royalty expense is reimbursed by our corporate partners and included as collaborative agreement revenue for the three months ended September 30, 2004.

Other Recovery, net

        Other recovery, net for the three months ended September 30, 2003 of $3,384,000 consist of a recovery of a previous write-down of a withholding tax asset related to a withholding tax matter attributable to a former executive of the Company.

Interest Income and Interest Expense

        Interest income was $5,169,000 for the three months ended September 30, 2004 compared with $897,000 in the comparable period in 2003, an increase of $4,272,000. This increase is attributable to the increase in the Company's cash and cash equivalents and our securities portfolio primarily as a result of the receipt of a $250,000,000 milestone payment received from BMS and E.R. Squibb in March of 2004 and the $600,000,000 of convertible debt issued in May 2004.

        Interest expense was $1,962,000 and $2,240,000 for the three months ended September 30, 2004 and 2003, respectively, a decrease of $278,000 or 12.0%. The decrease in interest expense is due to the fact that the Company's cost of borrowing decreased with the issuance of $600 million of 1 3/8% convertible debt in May of 2004, compared to the $240 million of 5 1/2% convertible debt outstanding in the comparable period of 2003.

Provision for Income Taxes

        The effective tax rate for the third quarter of 2004 amounted to 22% in comparison to a previously estimated effective tax rate for 2004 of approximately 10% and compared to the federal statutory rate of 35%. The increase in the estimated effective tax rate for 2004 is due to an increase in the Company's estimate of full-year income which is greater than the net operating losses that may be utilized for financial reporting purposes in 2004. We currently expect that the Company will have an estimated effective tax rate for 2004 of approximately 14%. Therefore, the effective tax rate for the third quarter of 2004 includes a catch-up adjustment for the previous six months, thereby increasing the rate to 22%. The difference from the statutory rate of 35% is due to the anticipated utilization of net operating losses and tax credit carryforwards and tax expense related to state taxes and the federal alternative minimum tax. We expect that our effective tax rate in 2005 may fluctuate significantly in direct relation to the level of income that the Company will generate. For example, if the Company were to earn a milestone payment in 2005, our effective tax rate may be higher or comparable to the federal statutory rate. However without the receipt of a milestone payment, our effective tax rate in 2005 may be comparable to the effective tax currently estimated for 2004.

Net Income (Loss)

        We had net income of $39,783,000 or $0.48 per basic common share and $0.45 per diluted common share for the three months ended September 30, 2004, compared with a net loss of $16,520,000 or $0.22 per basic and diluted common share in the comparable period in 2003. The fluctuation in results was due to the factors noted above.

Nine Months Ended September 30, 2004 and 2003

License fees and milestone revenue

        License fees and milestone revenue for the nine months ended September 30, 2004 of $108,604,000 consists of recognition of up-front payments received under the Commercial Agreement with BMS and E.R. Squibb of $108,257,000, recognition of payments received under the development and license agreements with Merck KGaA of $289,000 and license fees from GlaxoSmithKline plc. of $58,000. The increase of $72,617,000 in license fees and milestone revenue from the comparable period in 2003 is primarily due to an increase in revenue recognized under the Commercial Agreement with BMS and E.R. Squibb primarily as a result of the $250,000,000 earned in the first quarter of 2004, when we obtained FDA approval of ERBITUX and due to increases in clinical development spending by BMS and ImClone. We expect that license fees and milestone revenue in the remaining quarter of 2004 will be comparable to the amount earned in the three months ended September 30, 2004.

Manufacturing revenue

        Manufacturing revenue of $70,252,000 for the nine months ended September 30, 2004 consists of sales of ERBITUX to our corporate partners. In accordance with the Commercial Agreement, we are contractually obligated to sell ERBITUX to BMS at our cost of production plus a 10% markup. We sell bulk inventory to Merck KGaA at our full absorption cost of production. There were no sales of ERBITUX to Merck KGaA through September 30, 2004. The continuing level of manufacturing revenue in future periods may fluctuate significantly based on market demand, our cost of production, as well as BMS's required level of safety stock inventory for ERBITUX. As previously noted, the selling price for ERBITUX to our corporate partners, is based on the full absorption costs of production incurred, which currently reflects an estimated weighted average costs of production for inventory previously produced by Lonza and at our BB36 manufacturing plant. Therefore, our future manufacturing revenue may fluctuate significantly if we were to sell ERBITUX that was exclusively manufactured at our BB36 plant, since our unit cost to manufacture ERBITUX is significantly lower than the cost paid to Lonza for manufacturing ERBITUX.

Royalty revenue

        Royalty revenue consists primarily of royalty payments earned on the sale of ERBITUX by our partners, BMS and Merck KGaA. Under our agreement with BMS, we are entitled to royalty payments equal to 39% of BMS's net sales of ERBITUX in the United States and Canada. Under our agreement with Merck KGaA, we are entitled to royalty payments based on a percentage of gross margin of Merck KGaA's sales of ERBITUX outside the United States and Canada. For the nine months ended September 30, 2004, we earned royalties from BMS of $67,474,000 on net sales of ERBITUX of approximately $173.0 million and royalties from Merck KGaA of $2,203,000 on net sales of ERBITUX of approximately $50.5 million.

Collaborative agreement revenue

        Collaborative agreement revenue consists primarily of reimbursements from our partners BMS and E.R. Squibb and Merck KGaA under our collaborative agreements. There are certain categories for which we receive reimbursement from our partners: clinical and regulatory expenses, the cost of ERBITUX supplied to our partners for use in clinical studies, certain marketing and administrative expenses and a portion of royalty expense. For the nine months ended September 30, 2004, we earned $27,388,000 in collaborative agreement revenue of which $22,680,000 represents amounts earned from BMS and E.R. Squibb and $4,657,000 represents amounts earned from Merck KGaA, as compared to $24,525,000 earned in the comparable period in 2003, of which $15,819,000 was earned from BMS and E.R. Squibb and $8,706,000 was earned from Merck KGaA. The increase in collaborative agreement revenue of $2,863,000 is principally due to an increase in royalty expense reimbursed by our corporate partners of approximately $2,900,000, partly offset by a decrease in clinical product shipments from the comparable period in 2003.

Research and Development

        Research and development expenses for the nine months ended September 30, 2004 and 2003 were $56,682,000 and $93,620,000, respectively, a decrease of $36,938,000 or 39.0%. Research and development expenses include costs associated with our in-house and collaborative research programs, product and process development expenses, costs to manufacture ERBITUX (until February 12, 2004) and other product candidates (prior to any approval that we may obtain of a product candidate for commercial sale) and quality assurance and quality control costs. Research and development include costs that are reimbursable from our corporate partners. Approximately $12,525,000 and $11,352,000 of costs representing research and development expenses for the nine months ended September 30, 2004 and 2003, respectively, are reimbursed and included under collaborative agreement revenue since they represent inventory supplied to our partners for use in clinical studies.

        The decrease in research and development expenses of $36,938,000 for the nine months ended September 30, 2004 was primarily attributable to a decrease of approximately $23,200,000 related to costs incurred in connection with the manufacturing of ERBITUX by Lonza, a contract manufacturer, and a decrease of $24,200,000 reflecting the capitalization of inventory costs subsequent to February 12, 2004. These decreases were partially offset by an increase in salaries and benefits of approximately $12,200,000 due to a significant increase in headcount from the comparable period in 2003 and an overall increase in salary and benefit expenses. Approximately $3,445,000 was incurred and expensed prior to February 13, 2004 in the manufacturing of ERBITUX. We expect that research and development expenses for the remainder of 2004 to be at least consistent or at higher levels than the third quarter of 2004.

Clinical and Regulatory

        Clinical and regulatory expenses for the nine months ended September 30, 2004 and 2003 were $20,859,000 and $23,592,000, respectively, a decrease of $2,733,000 or 12.0% in 2004. Clinical and regulatory expenses consist of costs to conduct our clinical studies and associated regulatory activities. The decrease experienced in 2004 is primarily due to a decrease in cost incurred related to contract clinical services of approximately $5,300,000, partially offset by an increase in salaries and benefits and other employee related expenses of approximately $2,870,000 due to increases in headcount, salaries and employee benefits. Approximately $9,747,000 and $11,648,000 of the costs included in this category for the nine months ended September 30, 2004 and 2003, respectively, is reflected as revenues under collaborative agreement revenue since they represent costs that are reimbursable by our corporate partners. We anticipate that clinical and regulatory expenses for the remainder of 2004 will increase as we approach the initiation of clinical development of our pipeline as well as the continued development of ERBITUX in indications beyond colorectal cancer.

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

        Marketing, general and administrative expenses for the nine months ended September 30, 2004 amounted to $40,021,000, an increase of $9,169,000 or 30.0% from the comparable period in 2003. This increase is partly due to increases in personnel costs of approximately $7,300,000 due to increased headcount, salaries and benefits and marketing expenses incurred to support the commercialization of ERBITUX and an increase of approximately $6,800,000 in professional services fees related to legal, consulting and marketing research and marketing conventions, offset by a charge of approximately $5,000,000 in the third quarter of 2003 related to a termination agreement with a former officer of the company. During the third quarter of 2004, we decided to establish a sales force to maximize potential commercial opportunities for ERBITUX and to serve as a foundation for the marketing of future products derived either from within the Company's pipeline or through business development opportunities. The first 13 sales professionals were redeployed from our field force of 15 Scientific Services Liaisons (SSLs), a group that calls on pre-clinical researchers to enhance the base of pre-clinical knowledge and studies supporting ERBITUX. We expect that by the end of the year, we will hire the remaining personnel in order to have a total of 43 sales professionals and 6 SSLs. The Company estimates that the incremental costs related to the additional sales force will amount to approximately $10 million, on an annualized basis. We expect incremental expenditures in marketing, general and administrative expenses during the remainder of 2004 to reflect increased headcount and related expenses.

Cost of Manufacturing Revenue

        Effective February 13, 2004, the Company began to capitalize in inventory the costs of manufacturing of ERBITUX for commercial sale and will expense such costs as cost of manufacturing revenue at the time of sale. However, as we sell our existing inventory that was previously expensed, there will be a period of time in which the Company will reflect minimum cost of manufacturing revenue since the majority of the cost of such inventory has already been expensed in prior periods as research and development expenses. Therefore, we anticipate that our manufacturing revenue margin on sales of ERBITUX to our corporate partners will fluctuate from quarter to quarter during 2004 and 2005. The cost of manufacturing revenue reflected in the Company's operating expenses for the nine months ended September 30, 2004 therefore, does not reflect full absorption cost of production because the raw materials, labor and overhead costs incurred to produce the product sold, were previously expensed. We expect that, consistent with this nine month period, we will experience future quarters in which the cost of manufacturing revenue reflected in our operating expenses will primarily reflect costs associated with packaging, labeling and shipping inventory, for which all or a portion, have been previously expensed. We also anticipate that there may be a reporting period that may include a combination of partial cost, and full absorption cost of manufacturing revenue. In addition, we anticipate that the comparability of our cost of manufacturing revenue in the future may also be impacted due to differences in the cost of manufacturing revenue for inventory that Lonza may manufacture on our behalf and inventory manufactured at BB36.

Royalty Expense

        Royalty expense of $13,933,000 for the nine months ended September 30, 2004 consists of obligations related to certain licensing agreements and probable licensing agreements related to ERBITUX. Approximately $2,900,000 of royalty expense is reimbursed by our corporate partners and included as collaborative agreement revenue for the nine months ended September 30, 2004.

Other Recovery, net

        Other recovery, net for the nine months ended September 30, 2004 of $1,815,000 consist of the reversal of a liability related to withholding taxes that was settled at an amount less than it was originally estimated. The recovery in the comparable period of 2003 of $3,319,000 is primarily due to a recovery of a previous write-down of a withholding tax asset related to a withholding tax matter attributable to a former executive of the Company.

Interest Income and Interest Expense

        Interest income was $8,076,000 for the nine months ended September 30, 2004 compared with $3,580,000 in the comparable period in 2003, an increase of $4,496,000. This increase is attributable to the increase in the Company's cash and cash equivalents and our securities portfolio primarily as a result of the receipt of $250,000,000 in March of 2004 and the $600,000,000 of convertible debt issued in May 2004.

        Interest expense was $6,476,000 and $7,000,000 for the nine months ended September 30, 2004 and 2003, respectively, a decrease of $524,000 or 7.0%. The decrease in interest expense is primarily attributable to the fact that the Company's cost of borrowing decreased with the issuance of $600 million of 1 3/8% convertible debt in May of 2004, compared to the $240 million of 5 1/2% convertible debt outstanding in the comparable period of 2003.

Provision for Income Taxes

        The effective tax rate for the nine months ended September 30, 2004 of 14% has been modified from a previously estimated effective tax rate of approximately 10% used for the six months of 2004. The increase in the estimated effective tax rate for 2004 is due to an increase in the Company's estimate of full-year income which is now greater than the net operating losses that may be utilized for financial reporting purposes in 2004. The difference from the statutory rate of 35% is due to the anticipated utilization of net operating losses and tax credit carryforwards and tax expense related to state taxes and the federal alternative minimum tax. We expect that our effective tax rate in 2005 may fluctuate significantly in direct relation to the level of income that the Company will generate. For example, if the Company were to earn a milestone payment in 2005, our effective tax rate may be higher than or comparable to the federal statutory rate. However, without the receipt of a milestone payment, our effective tax rate in 2005 is estimated to be comparable to the effective tax currently estimated for 2004.

Net Income (Loss)

        We had net income of $126,831,000 or $1.62 per basic common share and $1.47 per diluted common share for the nine months ended September 30, 2004, compared with a net loss of $86,159,000 or $1.16 per basic and diluted common share in the comparable period in 2003. The fluctuation in results was due to the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 2004 our principal sources of liquidity consisted of cash and cash equivalents and securities available for sale of approximately $907,300,000. Historically, we have financed our operations through a variety of sources, most significantly through the issuance of public and private equity and convertible notes, license fees and milestone payments and reimbursements from our corporate partners. Beginning in the second quarter of 2004, the Company began to generate income from the sale of ERBITUX by our corporate partners. As we continue to generate income, our cash flows generated from operating activities is expected to increase and become a source to fund our operations.

SUMMARY OF CASH FLOWS

	Nine Months Ended September 30,
	2004	2003	Variance
	(in thousands)
Cash provided by (used in):
Operating activities	$218,768	$(76,594)	$295,362
Investing activities	(686,969)	23,590	(710,559)
Financing activities	657,850	18,892	638,958

Net increase (decrease) in cash and cash equivalents	$189,649	$(34,112)	$223,761

        Historically our cash flows from operating activities have fluctuated significantly due to the nature of our operations and the timing of our cash receipts. During the first nine months of 2004, net cash provided by operating activities was $218,768,000, as compared to net cash used in operating activities of $76,594,000 in the comparable period of 2003. The change in net cash provided by operating activities in 2004 was primarily attributable to the receipt of a milestone payment of $250,000,000 from BMS and E.R. Squibb on March 12, 2004 as a result of the FDA's approval of ERBITUX. As we continue to earn revenues on the sale of ERBITUX in the future, we expect that our operating cash flows will continue to experience significant fluctuations from prior period results.

        Our primary sources and uses of cash under investing activities consists of purchases and sales activity in our investment portfolio, which we manage based on our liquidity needs, and amounts used for capital expenditures. During the first nine months of 2004, we used approximately $687,000,000 in investing activities as compared to the comparable period in 2003, in which we generated $23,590,000 from investing activities, or a net increase of cash used in investing activities of approximately $710,600,000. The increase in cash used in investing activities is mainly due to an increase of approximately $686,000,000 in our investment portfolio and an increase in capital expenditures of approximately $24,000,000 from the corresponding period in 2003 primarily related to construction of our multiple product facility. The increase in our investment portfolio during the third quarter of 2004 is reflective of management's desire to increase the yield on the Company's cash balance by investing in longer term maturities and therefore, decreasing the amount of short term investments reflected in our cash equivalent portfolio.

        Net cash flows provided by financing activities increased by approximately $639,000,000 in the first nine months of 2004 primarily due to net proceeds of approximately $581,000,000 received in May of 2004 from the issuance of senior convertible notes and an increase in cash from exercise of stock options of approximately $65,000,000.

        As a result of the approval of ERBITUX on February 12, 2004, we anticipate that our future financial condition and our future operating performance will continue to experience significant changes. Therefore, past performance will not likely be indicative of our future performance.

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

        The table below presents our contractual obligations and commercial commitments as of September 30, 2004:

	Payments Due by Year
	Total	2004	2005	2006	2007 and Thereafter
	(in thousands)
Long-term debt	$600,000	$—	$—	$—	$600,000
Operating leases	71,757	1,089	4,977	4,898	60,793
Purchase obligations	12,251	12,251	—	—	—
Construction commitments	43,947	15,270	28,677	—	—

Total contractual cash obligations	$727,955	$28,610	$33,654	$4,898	$660,793

OFF-BALANCE SHEET ARRANGEMENTS

        We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Our holdings of financial instruments comprise a mix of U.S. dollar denominated securities that may include U.S. corporate debt, foreign corporate debt, U.S. government debt, foreign government/agency guaranteed debt and commercial paper. All such instruments are classified as securities available for sale. Generally, we do not invest in portfolio equity securities, commodities, foreign exchange contracts or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in investment grade fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We invest in securities that have a range of maturity dates. Typically, those with a short-term maturity are fixed-rate; highly liquid debt instruments and those with longer-term maturities are highly liquid debt instruments with fixed interest rates or with periodic interest rate adjustments. The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of September 30, 2004:

	2004	2005	2006	2007	2008	2009 and Thereafter	Total	Fair Value
	(in thousands, except interest rates)
Fixed Rate	$41,804	$202,118	$210,002	$115,840	$15,000	$15,000	$599,764	$600,124
Average Interest Rate	1.66%	2.21%	2.94%	3.63%	3.90%	4.30%	2.80%
Variable Rate	—	45,100 (1)	—	—	1,806 (1)	13,866 (1)	60,772	60,694
Average Interest Rate	—	2.33%	—	—	1.37%	4.91%	2.98%

	$41,804	$247,218	$210,002	$115,840	$16,806	$28,866	$660,536	$660,818

(1)
These holdings consist of U.S. corporate and foreign corporate floating rate notes. Interest on the securities is adjusted monthly, quarterly or semi-annually, depending on the instrument, using prevailing interest rates. These holdings are highly liquid and we consider the potential for loss of principal to be minimal.

        Our outstanding 1 3/8% fixed rate convertible senior notes in the principal amount of $600,000,000 due May 15, 2024 are convertible into our common stock at a conversion price of $94.69 per share, subject to certain restrictions as outlined in the indenture agreement. The fair value of fixed interest rate instruments is affected by changes in interest rates and in the case of the convertible notes by changes in the price of our common stock as well. The fair value of the convertible senior notes was approximately $580,500,000 at September 30, 2004.

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

Internal Control Over Financial Reporting

        There has been no change in our internal control over financial reporting during the nine months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

A. Litigation

  1. Federal Securities Actions

        As previously reported, beginning in January 2002, a number of complaints asserting claims under the federal securities laws against the Company and certain of the Company's directors and officers were filed in the U.S. District Court for the Southern District of New York. Those actions were consolidated under the caption Irvine v. ImClone Systems Incorporated, et al., No. 02 Civ. 0109 (RO), and on September 16, 2002, a consolidated amended complaint was filed in that consolidated action, which plaintiffs corrected in limited respects on October 22, 2002. The corrected consolidated amended complaint named the Company, as well as the Company's former President and Chief Executive Officer, Dr. Samuel D. Waksal, the Company's former Chief Scientific Officer and then-President and Chief Executive Officer, Dr. Harlan W. Waksal, and several of the Company's other present or former officers and directors as defendants. The complaint asserted claims for securities fraud under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b5-1, on behalf of a purported class of persons who purchased the Company's publicly traded securities between March 27, 2001 and January 25, 2002 and asserted claims against Dr. Samuel D. Waksal under section 20A of the Exchange Act on behalf of a separate purported sub-class of purchasers of the Company's securities between December 27, 2001 and December 28, 2001. The complaint generally allege that various public statements made by or on behalf of the Company or the other defendants during 2001 and early 2002 regarding the prospects for FDA approval of Erbitux® were false or misleading when made, that the individual defendants were allegedly aware of material non-public information regarding the actual prospects for ERBITUX at the time that they engaged in transactions in the Company's common stock and that members of the purported stockholder class suffered damages when the market price of the Company's common stock declined following disclosure of the information that allegedly had not been previously disclosed. The complaint sought to proceed on behalf of the alleged classes described above, sought monetary damages in an unspecified amount and sought recovery of plaintiffs' costs and attorneys' fees. On June 3, 2003, the court granted, in part, a motion to dismiss filed by all defendants and dismissed plantiff's claims except those asserted against the Company, Dr. Samuel D. Waksal, and Dr. Harlan W. Waksal. On April 14, 2004, the court granted plaintiffs' motion for class certification. Fact discovery in the Irvine matter is ongoing and is currently scheduled to conclude on November 30, 2004.

        As previously reported, separately, on September 17, 2002, an individual purchaser of the Company's common stock filed an action (Flynn v. ImClone Systems Incorporated, et al., No. 02 Civ 7499 (RO)) on his own behalf in the U.S. District Court for the Southern District of New York asserting claims against the Company, Dr. Samuel D. Waksal and Dr. Harlan W. Waksal under sections 10(b) and 20(a) of the Exchange Act and Securities and Exchange Commission Rule 10b-5-1. The plaintiff alleges that he purchased shares of ImClone on various dates in late 2001, that various public statements made by the Company or the other defendants during 2001 regarding the prospects for FDA approval of ERBITUX were false or misleading when made and that plaintiff relied on such allegedly false and misleading information in making his purchases. Plaintiff seeks compensatory damages of not less than $180,000 and punitive damages of $5 million, together with interest, costs and attorneys' fees. On November 25, 2002, both defendants other than Dr. Samuel D. Waksal filed a motion to dismiss the complaint for failure to state a claim. On June 3, 2003, the court denied that motion. The Company, Dr. Harlan W. Waksal and Dr. Samuel D. Waksal each filed an answer to the complaint on June 27, 2003. Fact discovery in the Flynn matter is ongoing and is currently scheduled to conclude on November 30, 2004.

        The Company intends to vigorously defend against the claims asserted in these actions. The Company is unable to predict the outcome of these actions at this time. No reserve has been established in the financial statements because the Company does not believe that such a reserve is required to be established at this time under Statement of Financial Accounting Standards No. 5.

  2. Derivative Actions

        As previously reported, beginning on January 13, 2002, and continuing thereafter, nine separate purported shareholder derivative actions were filed against members of the Company's board of directors, certain of the Company's present and former officers, and the Company, as nominal defendant, advancing claims based on allegations similar to the allegations in the federal securities class action complaints. Four of these derivative cases were filed in the Delaware Court of Chancery and have been consolidated in that court under the caption In re ImClone Systems Incorporated Derivative Litigation, Cons. C.A. No. 19341-NC. Three of these derivative actions were filed in New York State Supreme Court in Manhattan and have been consolidated under the caption In re ImClone Systems, Inc. Shareholder Derivative Litigation, Index No. 02-100759. All of these state court actions have been stayed in deference to the proceedings in the U.S. District Court for the Southern District of New York, which have been consolidated under the caption In re ImClone Systems, Inc. Shareholder Derivative Litigation, Master File No. 02 CV 163 (RO). A supplemental verified consolidated amended derivative complaint in these consolidated federal actions was filed on August 8, 2003. It asserts, purportedly on behalf of the Company, claims including breach of fiduciary duty by certain current and former members of the Company's board of directors, among others, based on allegations including that they failed to ensure that the Company's disclosures relating to the regulatory and marketing prospects for ERBITUX were not misleading and that they failed to maintain adequate controls and to exercise due care with regard to the Company's ERBITUX application to the FDA. On January 9, 2004, the Company filed a motion to dismiss the complaint due to plaintiffs' failure to make a pre-suit demand on the Company's board of directors to institute suit or to allege grounds for concluding that such a demand would have been futile. The individual defendants filed motions on the same date, both joining in the Company's motion and seeking to dismiss the complaint for failure to state a claim. The motions have been fully briefed, and oral argument took place on November 4, 2004. A decision on the motion has not yet been issued.

        The Company is unable to predict the outcome of these actions at this time. No reserve has been established in the financial statements because the Company does not believe that such a reserve is required to be established at this time under Statement of Financial Accounting Standards No. 5.

  3. Bristol-Myers Action

        As previously reported, on October 8, 2003, certain mutual funds that are past or present common stockholders of BMS filed an action in New York State court against BMS, certain present or former officers and directors of BMS and the Company asserting that they were misled into purchasing or holding their shares of BMS common stock as a result of various public statements by BMS and certain present or former officers or directors of BMS, and that the Company allegedly aided and abetted certain of these misstatements. The action is styled FSS Franklin Global Health Care Fund, et al. v. Bristol-Myers Squibb Co., et al., Index No. 603168/03. On January 9, 2004, the Company and all of the other defendants served motions to dismiss the complaint for failure to state a cause of action. Argument on the motions was held on April 6, 2004. The court has not yet ruled upon the motions, and discovery has been stayed during the pendency of the motions.

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

B. Government Inquiries and Investigations

        As previously reported, the Company received subpoenas and requests for information in connection with an investigation by the SEC relating to the circumstances surrounding the disclosure of the FDA "refusal to file" letter dated December 28, 2001, and trading in the Company's securities by certain ImClone Systems insiders in 2001. The Company also received subpoenas and requests for information pertaining to document retention issues in 2001 and 2002, and to certain communications regarding ERBITUX in 2000. On June 19, 2002, the Company received a written "Wells Notice" from the staff of the SEC, indicating that the staff of the SEC is considering recommending that the SEC bring an action against the Company relating to the Company's disclosures immediately following the receipt of a "refusal to file" letter from the FDA on December 28, 2001 for the Company's BLA for ERBITUX. The Company filed a Wells submission on July 12, 2002 in response to the staff's Wells Notice. There have been no recent developments in connection with this SEC investigation.

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

        On March 31, 2003, the Company received notification from the SEC that it was conducting an informal inquiry into both of these matters and on April 2, 2003, the Company received a request from the SEC for the voluntary production of related documents and information. The Company is cooperating fully with this SEC inquiry. There have been no recent developments in connection with this SEC investigation.

C. Actions Against Dr. Samuel D. Waksal

        As previously reported, on August 14, 2002, after the federal grand jury indictment of Dr. Samuel D. Waksal had been issued but before Dr. Samuel D. Waksal's guilty plea to certain counts of that indictment, the Company filed an action in New York State Supreme Court seeking recovery of certain compensation, including advancement of certain defense costs, that the Company had paid to or on behalf of Dr. Samuel D. Waksal and cancellation of certain stock options. That action was styled ImClone Systems Incorporated v. Samuel D. Waksal, Index No. 02/602996. On July 25, 2003, Dr. Samuel D. Waksal filed a Motion to Compel Arbitration seeking to have all claims in connection with the Company's action against him resolved in arbitration. By order dated September 19, 2003, the Court granted Dr. Samuel D. Waksal's motion and the action was stayed pending arbitration. On September 25, 2003, Dr. Samuel D. Waksal submitted a Demand for Arbitration with the American Arbitration Association (the "AAA"), by which Dr. Samuel D. Waksal asserts claims to enforce the terms of his separation agreement, including provisions relating to advancement of legal fees, expenses, interest and indemnification, for which Dr. Samuel D. Waksal claims unspecified damages of $10 million. The Demand for Arbitration also seeks to resolve the claims that the Company asserted in the New York State Supreme Court action. On November 7, 2003, the Company filed an Answer and Counterclaims by which the Company denied Dr. Samuel D. Waksal's entitlement to advancement of legal fees, expenses and indemnification, and asserted claims seeking recovery of certain compensation, including stock options, cash payments and advancement of certain defense costs that the Company had paid to or on behalf of Dr. Samuel D. Waksal. In response, on December 15, 2003, Dr. Samuel D. Waksal filed a Reply to Counterclaims. Arbitration hearings in this matter are scheduled to occur in March and April of 2005.

        The Company intends to vigorously defend against the claims asserted in this matter and to vigorously pursue its counterclaims. The Company is unable to predict the outcome of this action at this time. No reserve has been established in the financial statements because the Company does not believe that such a reserve is required to be established at this time under Statement of Financial Accounting Standards No. 5.

        As previously reported, on March 10, 2004, the Company commenced a second action against Dr. Samuel D. Waksal in the New York State Supreme Court. That action is styled ImClone Systems Incorporated v. Samuel D. Waksal, Index No. 04/600643. By this action, the Company seeks the return of more than $21 million that the Company paid to Dr. Samuel D. Waksal, as proceeds from stock option exercises, which the Company alleges he was expected to pay over to federal, state and local tax authorities in satisfaction of his tax obligations arising from certain exercises between 1999 and 2001 of warrants and non-qualified stock options. Specifically, by this action, the Company seeks to recover: (a) $4.5 million that the Company paid to the State of New York in respect of exercises of non-qualified stock options and certain warrants in 2000; (b) at least $16.6 million that the Company paid to Samuel D. Waksal in the form of ImClone common stock, in lieu of withholding federal income taxes from exercises of non-qualified stock options and certain warrants in 2000; and (c) approximately $1.1 million that the Company paid in the form of ImClone common stock to Samuel D. Waksal and his beneficiaries, in lieu of withholding federal, state and local income taxes from certain warrant exercises in 1999-2001. The complaint asserts claims for unjust enrichment, common law indemnification, moneys had and received and constructive trust. On June 18, 2004, Dr. Samuel D. Waksal filed an Answer to the Company's Complaint. Fact discovery in this matter is underway.

D. Intellectual Property Litigation

        As previously reported, on October 28, 2003, a complaint was filed by Yeda Research and Development Company Ltd. ("Yeda") against ImClone Systems and Aventis Pharmaceuticals, Inc. in the U.S. District Court for the Southern District of New York (03 CV 8484). This action alleges and seeks that three individuals associated with Yeda should also be named as co-inventors on U.S. Patent No. 6,217,866. The Company intends to vigorously defend against the claims asserted in this action. The Company is unable to predict the outcome of this action at the present time.

        As previously reported, on March 25, 2004, an action was filed in the United Kingdom Patent Office entitled Referrer's Statement requesting transfer of co-ownership and amendment of patent EP (UK) 0 667 165 to add three Yeda employees as inventors. Also on March 25, 2004, a German action entitled Legal Action was filed in the Munich District Court I, Patent Litigation Division, seeking to add three Yeda employees as inventors on patent EP (DE) 0 667 165. The Company was not named as a party in these actions that relate to the European equivalent of U.S. Patent No. 6,217,866 discussed above; accordingly, the Company has sought to intervene in both the German and the U.K. actions.

        As previously reported, on May 4, 2004, a complaint was filed against the Company by Massachusetts Institute of Technology ("MIT") and Repligen Corporation ("Repligen") in the U.S. District Court for the District of Massachusetts (04-10884 RGS). This action alleges that ERBITUX infringes U.S. Patent No. 4,663,281, which is owned by MIT and exclusively licensed to Repligen. The Company intends to defend vigorously against claims asserted in this action, which is in its earliest stages. The Company is unable to predict the outcome of this action at the present time.

        No reserve has been established in the financial statements for any of the Yeda or MIT and Repligen actions because the Company does not believe that such a reserve is required to be established at this time under Statement of Financial Accounting Standards No. 5.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        Not applicable

Item 3.    Defaults upon Senior Securities

        Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

        Not applicable

Item 5.    Other Information

        Not applicable

Item 6.    Exhibits

        (a) Exhibits

Exhibit No.	Description	Incorporation by Reference
3.1	Certificate of Incorporation, as amended through December 31, 1998	D (3.1)
3.2	Amendment dated June 4, 1999 to the Company's Certificate of Incorporation, as amended	H (3.1A )
3.3	Amendment dated June 12, 2000 to the Company's Certificate of Incorporation, as amended	K (3.1A )
3.4	Amendment dated August 9, 2002 to the Company's Certificate of Incorporation, as amended	Q (3.1C )
3.5	Amended and Restated By-Laws of the Company	S (3.2)
4.1	Indenture dated as of February 29, 2000 by and between the Company and The Bank of New York, as Trustee	I (10.74)
4.2	Form of 5 1/2% Convertible Subordinated Notes Due 2005	I (10.75)
4.3	Rights Agreement dated as of February 15, 2002 between the Company and EquiServe Trust Company, N.A., as Rights Agent	M (99.2)
4.4	Stockholder Agreement, dated as of September 19, 2001, among Bristol-Myers Squibb Company, Bristol-Myers Squibb Biologics Company and the Company	L(99.2D2)
4.5	Indenture dated as of May 7, 2004 by and between the Company and The Bank of New York, as Trustee and Form of 1 3/8% Convertible Notes Due 2024	V(4.5)
4.6	Registration Rights Agreement dated as of May 7, 2004 by and between the Company, as Issuer, and Morgan Stanley & Co., Incorporated and UBS Securities LLC, as the Initial Purchasers	V(4.6)
10.1	Company's 1986 Employee Incentive Stock Option Plan, including form of Incentive Stock Option Agreement	A (10.1)
10.2	Company's 1986 Non-qualified Stock Option Plan, including form of Non-qualified Stock Option Agreement	A (10.2)
10.3	1996 Incentive Stock Option Plan, as amended	O (99.1)
10.4	1996 Non-Qualified Stock Option Plan, as amended	O (99.2)
10.5	ImClone Systems Incorporated 1998 Non-Qualified Stock Option Plan, as amended	O (99.2)
10.6	ImClone Systems Incorporated 2002 Stock Option Plan	Q (99.8)
10.7	ImClone Systems Incorporated 1998 Employee Stock Purchase Plan	I (99.4)
10.8	Option Agreement, dated as of September 1, 1998, between the Company and Ron Martell	F (99.3)
10.9	Option Agreement, dated as of January 4, 1999, between the Company and S. Joseph Tarnowski	J (99.4)
10.10	License Agreement between the Company and the Regents of the University of California dated April 9, 1993	B (10.48)

10.11	Collaboration and License Agreement between the Company and the Cancer Research Campaign Technology, Ltd., signed April 4, 1994, with an effective date of April 1, 1994	B (10.50)
10.12	License Agreement between the Company and Rhone-Poulenc Rorer dated June 13, 1994	C (10.56)
10.13	Development and License Agreement between the Company and Merck KGaA dated December 14, 1998	E (10.70)
10.14	Lease dated as of December 15, 1998 for the Company's premises at 180 Varick Street, New York, New York	G (10.69)
10.15	Amendment dated March 2, 1999 to Development and License Agreement between the Company and Merck KGaA	G (10.71)
10.16	Acquisition Agreement dated as of September 19, 2001, among the Company, Bristol-Myers Squibb Company and Bristol-Myers Squibb Biologics Company	L(99.D1)
10.17	Development, Promotion, Distribution and Supply Agreement, dated as of September 19, 2001, among the Company, Bristol-Myers Squibb Company and E.R. Squibb & Sons, L.L.C	L (99.D3)
10.18	Employment Agreement, dated as of September 19, 2001, between the Company and S. Joseph Tarnowski, Ph.D	L (99.D10)
10.20	Employment Agreement, dated as of March 19, 2004, between the Company and Daniel S. Lynch.	U (10.1)
10.21	Agreement of Sublease dated October 5, 2001, by and between 325 Spring Street LLC and the Company	O (10.86)
10.22	Promissory Note in the principal amount of $10,000,000, dated October 5, 2001, executed by 325 Spring Street LLC in favor of the Company	O(10.86.1)
10.23	Amendment No. 1 to Development, Promotion, Distribution and Supply Agreement, dated as of March 5, 2002, among the Company, Bristol-Myers Squibb Company and E.R. Squibb & Sons, L.L.C	N (99.2)
10.24	Amendment, dated as of August 16, 2001 to the Development and License Agreement between the Company and Merck KGaA	P (10.88)
10.25	Agreement of Sale and Purchase between 4/33 Building Associates, LP and ImClone Systems Incorporated pertaining to 33 Chubb Way, Branchburg, New Jersey executed as of March 1, 2002	Q (10.92)
10.26	Target Price Contract, dated as of July 15, 2002, between ImClone Systems Incorporated and Kvaerner Process, a division of Kvaerner U.S. Inc., for the Architectural, Engineering, Procurement Assistance, Construction Management and Validation of a Commercial Manufacturing Project in Branchburg, New Jersey	R(10.930)
10.27	Modifications Agreement dated as of December 15, 2000 by an between 180 Varick Street Corporation and the Company	S (10.94)
10.28*	Amendment number 4 to the Company's lease at 180 Varick Street dated August 13, 2004 by and between 180 Varick Street Corporation and the Company
10.29	ImClone Systems Incorporated Annual Incentive Plan	T (A.C )

31.1*	Certification of the Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(T)
Previously filed with the Commission; incorporated by reference to the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders, filed August 21, 2003, as appendix C.

(U)
Previously filed with the Commission; incorporated by reference to the Company's Current Report on Form 8-K dated March 19, 2004.

(V)
Previously filed with the Commission; incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMCLONE SYSTEMS INCORPORATED (Registrant)
	By:	/s/ DANIEL S. LYNCH Daniel S. Lynch Chief Executive Officer
Date: November 9, 2004
	By:	/s/ MICHAEL J. HOWERTON Michael J. Howerton Chief Financial Officer
Date: November 9, 2004

QuickLinks

IMCLONE SYSTEMS INCORPORATED INDEX
IMCLONE SYSTEMS INCORPORATED CONSOLIDATED BALANCE SHEETS (in thousands, except per share and share data) (Unaudited)
IMCLONE SYSTEMS INCORPORATED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (Unaudited)
IMCLONE SYSTEMS INCORPORATED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY For the Nine Months Ended September 30, 2004 (in thousands, except share data) (Unaudited)
IMCLONE SYSTEMS INCORPORATED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (Unaudited)
IMCLONE SYSTEMS INCORPORATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SIGNATURES