Form 10-Q
period 2005-03-31
IMCLONE SYSTEMS INC/DE
filed 2005-05-10
CIK 765258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

(212) 645-1405

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 4, 2005
Common Stock, par value $.001	83,637,034 Shares

IMCLONE SYSTEMS INCORPORATED

INDEX

PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
Unaudited Consolidated Balance Sheets—March 31, 2005 and December 31, 2004
Unaudited Consolidated Statements of Operations—Three months ended March 31, 2005 and 2004
Unaudited Consolidated Statement of Stockholders’ Equity and Comprehensive Income – Three months ended March 31, 2005
Unaudited Consolidated Statements of Cash Flows—Three months ended March 31, 2005 and 2004
Notes to Unaudited Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Uses of Proceeds
Item 3.	Defaults upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits
Signatures

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

IMCLONE SYSTEMS INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share data)

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$16,388	$79,321
Securities available for sale	808,015	840,451
Prepaid expenses	2,507	4,054
Amounts due from corporate partners less allowances of $388 and $430 at March 31, 2005 and December 31, 2004, respectively	47,041	69,753
Inventories	55,331	40,618
Other current assets	28,444	28,240
Total current assets	957,726	1,062,437
Property, plant and equipment, net	361,050	339,293
Deferred financing costs, net	15,316	16,244
Other assets	16,032	16,802
Total Assets	$1,350,124	$1,434,776
LIABILITES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including $0 and $2,535 due Bristol-Myers Squibb Company (“BMS”) at March 31, 2005 and December 31, 2004, respectively)	$26,025	$38,492
Accrued expenses (including $5,812 and $3,187 due BMS at March 31, 2005 and December 31, 2004, respectively)	36,182	61,177
Litigation settlement	25,875	75,900
Withholding tax liability	18,096	18,096
Current portion of deferred revenue	108,249	108,994
Other current liabilities	3,094	1,031
Total current liabilities	217,521	303,690
Deferred revenue, less current portion	323,481	348,814
Long-term debt	600,000	600,000
Deferred rent, less current portion	1,915	3,434
Total liabilities	1,142,917	1,255,938
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 4,000,000 shares; reserved 1,200,000 series B participating cumulative preferred stock, none issued or outstanding	—	—
Common stock, $.001 par value; authorized 200,000,000 shares; issued 83,602,988 and 83,250,146 at March 31, 2005 and December 31, 2004, respectively; outstanding 83,409,730 and 83,056,888 at March 31, 2005 and December 31, 2004, respectively	84	83
Additional paid-in capital	719,435	712,819
Accumulated deficit	(500,135)	(528,955)
Treasury stock, at cost; 193,258 at March 31, 2005 and December 31, 2004	(4,300)	(4,300)
Accumulated other comprehensive income:
Net unrealized loss on securities available for sale	(7,877)	(809)
Total stockholders’ equity	207,207	178,838
Total liabilities and stockholders’ equity	$1,350,124	$1,434,776

See accompanying notes to consolidated financial statements.

IMCLONE SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2005	2004

Revenues:

License fees and milestone revenue	$24,534	$67,498
Manufacturing revenue	11,019	25,504
Royalty revenue	36,372	7,145
Collaborative agreement revenue	13,846	10,017
Total revenues	85,771	110,164
Operating expenses:
Research and development	21,173	20,211
Clinical and regulatory	9,398	7,062
Marketing, general and administrative	17,623	11,628
Royalty expense	12,566	2,043
Cost of manufacturing revenue	743	213
Other	—	(1,815)
Total operating expenses	61,503	39,342
Operating income	24,268	70,822
Other:
Interest income	(6,757)	(451)
Interest expense	1,809	1,677
Loss (gain) on sale of securities	16	(111)
Net other	(4,932)	1,115
Income before income taxes	29,200	69,707
Provision for income taxes	380	6,971
Net income	$28,820	$62,736
Income per common share:
Basic	$0.35	$0.83
Diluted	$0.33	$0.76
Shares used in calculation of income per common share:
Basic	83,278	75,259
Diluted	92,648	84,833

See accompanying notes to consolidated financial statements.

IMCLONE SYSTEMS INCORPORATED

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2005

(in thousands, except share data)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Loss	Total

Balance at December 31, 2004	—	$—	83,250,146	$83	$712,819	$(528,955)	$(4,300)	$(809)	$178,838

Options exercised			344,655	1	6,376				6,377
Issuance of shares through employee stock purchase plan			8,187	—	240				240
Comprehensive income:
Net income						28,820			28,820
Other comprehensive loss
Unrealized holding loss arising during the period								(7,084)	(7,084)
Less: Reclassification adjustment for realized loss included in net income								(16)	(16)
Total other comprehensive loss								(7,068)	(7,068)
Comprehensive income									21,752
Balance at March 31, 2005	—	$—	83,602,988	$84	$719,435	$(500,135)	$(4,300)	$(7,877)	$207,207

See accompanying notes to consolidated financial statements.

IMCLONE SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$28,820	$62,736
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,182	3,073
Amortization of deferred financing costs	928	424
Expense associated with stock options	—	2,012
Other	—	(1,815)
Loss (gain) on securities available for sale, net	16	(111)
Changes in:
Prepaid expenses	1,547	1,381
Amounts due from corporate partners	22,712	(37,617)
Inventories	(14,713)	(5,207)
Other current assets	(204)	638
Other assets	729	(382)
Accounts payable	(12,467)	(11,087)
Accrued expenses	(24,995)	2,019
Litigation settlement	(50,025)	—
Withholding tax liability	—	(1,074)
Other current liabilities	2,063	(3,300)
Deferred revenue	(26,078)	182,560
Deferred rent, less current portion	(1,519)	126
Net cash (used in) provided by operating activities	(70,004)	194,376
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(24,898)	(22,139)
Purchases of securities available for sale	(186,449)	(98,058)
Sales of securities available for sale	159,584	61,558
Maturities of securities available for sale	52,217	3,918
Other	—	(8)
Net cash used in provided by (used in) investing activities	454	(54,729)
Cash flows from financing activities:
Proceeds from exercise of stock options	6,377	8,243
Proceeds from issuance of common stock under the employee stock purchase plan	240	169
Other	—	(13)
Net cash provided by financing activities	6,617	8,399
Net (decrease) increase in cash and cash equivalents	(62,933)	148,046
Cash and cash equivalents at beginning of period	79,321	30,865
Cash and cash equivalents at end of period	$16,388	$178,911
Supplemental cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$—	$4,554
Taxes	$200	$150
Non-cash investing and financing activity:
Change in net unrealized loss (gain) in securities available-for-sale	$7,068	$145
Options exercised in exchange for mature shares of common stock	$—	$200

See accompanying notes to consolidated financial statements.

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)           Business Overview and Basis of Presentation

The accompanying consolidated financial statements of ImClone Systems Incorporated (“ImClone Systems” or the “Company”) as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 are unaudited. The accompanying unaudited consolidated balance sheets, statements of operations, consolidated statement of stockholders’ equity and comprehensive income and consolidated statements of cash flows have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. The financial statements reflect all adjustments, consisting only of normal, recurring adjustments, which are in the opinion of management, necessary for a fair presentation for the interim periods. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and related revenue and expense accounts and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ materially from those estimates.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC.

The results of operations for the interim periods are not necessarily indicative of results to be expected for the entire fiscal year or any other period. Certain amounts previously reported have been reclassified to conform to the current year’s presentation.  For example, in the Consolidated Statement of Cash Flows, the Company has reclassified master notes and other investments of approximately $15.7 million as of March 31, 2004, from cash and cash equivalents to securities available for sale.  In addition, the Company has reclassified Collaborative agreement revenue and Royalty expense in 2004 to reflect the reimbursed portion of royalties for agreements that were finalized in January of 2005.

The Company is a biopharmaceutical company whose mission is to advance oncology care by developing and commercializing a portfolio of targeted treatments designed to address the medical needs of patients with cancer. A substantial portion of the Company’s efforts and resources are devoted to research and development conducted on its own behalf and through collaborations with corporate partners and academic research and clinical institutions. The Company does not operate separate lines of business or separate business entities and does not conduct any of its operations outside of the United States. Accordingly, the Company does not prepare discrete financial information with respect to separate product areas or by location and does not have separately reportable segments.

On February 12, 2004, the United States Food and Drug Administration (“FDA”) approved ERBITUX® (Cetuximab) Injection for use in combination with irinotecan in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are refractory to irinotecan-based chemotherapy and for use as a single agent in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are intolerant to irinotecan-based chemotherapy. On June 18, 2004 the FDA approved the Company’s Chemistry Manufacturing and Controls (CMC) supplemental Biologics License Application (sBLA) for licensure of its manufacturing facility, referred to as BB36.

On December 1, 2003, Swissmedic, the Swiss agency for therapeutic products, approved ERBITUX in Switzerland for the treatment of patients with colorectal cancer who no longer respond to standard chemotherapy treatment with irinotecan. Merck KGaA licensed the right to market ERBITUX outside the United States and Canada from the Company in 1998. In Japan, Merck KGaA has marketing rights to ERBITUX, which are co-exclusive to the co-development rights of the Company and BMS. On June 30, 2004 Merck KGaA received marketing approval by the European Commission to sell ERBITUX for use in combination with irinotecan for the treatment of patients with EGFR-expressing metastatic colorectal cancer after failure of irinotecan including cytotoxic therapy in all 25 member states of the newly expanded European Union, as well as Iceland and Norway in accordance with local legal regulations.  In addition, ERBITUX has been approved in Argentina, Australia, Croatia, Peru, Singapore, Chile and Mexico.

Impact of Recent Accounting Pronouncements

On November 24, 2004 the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 151, Inventory Costs, an amendment of ARB No. 43. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this accounting pronouncement is not expected to have a material effect on the Company’s consolidated financial statements.

On December 16, 2004 the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123R”). This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for all share-based payment arrangements. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107, Share-Based Payment, which summarizes the views of the staff regarding the interaction between Statement 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies.  Statement 123R was originally effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.  However, on April 14, 2005 the SEC announced a new rule that allows companies to implement Statement 123R at the beginning of their fiscal year, beginning after June 15, 2005.  As such, the Company will adopt Statement 123R in the first quarter of 2006.  The adoption of this Statement is expected to have a material effect on the Company’s consolidated financial statements.

Stock Based Compensation Plans

The Company has two types of stock-based compensation plans: a stock option plan and a stock purchase plan. The Company accounts for its stock-based compensation plans in accordance with the provisions of APB Opinion No. 25, and related interpretations including Statement of Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation—An Interpretation of APB Opinion No. 25” (“Interpretation No. 44”). Accordingly, compensation expense would be recorded on the date of grant of an option to an employee or member of the Board of Directors (the “Board”) only if the market price of the underlying stock on the date of grant exceeds the exercise price. Historically, the Company’s stock option grants have been based on the closing market price of its stock on the date of grant.

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

	Three Months Ended March 31,
	2005	2004
Expected life (years)	4.17	4.06
Risk free interest rate	3.49%	2.16%
Expected volatility	83.48%	87.00%
Dividend yield	0.00%	0.00%

The following table illustrates the effect on net income and net income per common share if the compensation cost for the Company’s stock option grants had been determined based on the fair value at the grant dates for awards consistent with the fair value method of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation (“SFAS 123”): (in thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004
Net income as reported	$28,820	$62,736
Add: Stock-based employee compensation expense included in net income, tax effected	—	1,172
Deduct: Total stock-based employee compensation expense determined under fair value based method, tax effected	(15,949)	(12,843)
Pro forma net income	$12,871	$51,065
Net income per common share:
Basic, as reported	$0.35	$0.83
Basic, pro forma	$0.15	$0.68
Diluted, as reported	$0.33	$0.76
Diluted, pro forma	$0.15	$0.63

The calculation of diluted pro forma income per common share for the three months ended March 31, 2005 excludes the effect of the 1 3/8% convertible notes because their inclusion would have had an anti-dilutive effect. The pro forma effect on the net income for the three months ended March 31, 2005 and 2004 is not necessarily indicative of the pro forma effect on future periods’ operating results.

In the quarter ended March 31, 2005 the Company granted stock options to purchase 100,000 shares of the Company’s stock to Dr. Frost and 75,000 shares to Dr. Rowinsky on their respective dates of commencement of employment. These stock options will vest over a four year period, and had an exercise price equal to the closing price of ImClone Systems’ common stock on the date of grant. The stock options had other terms commensurate with options granted under ImClone Systems’ 2002 Stock Option Plan.  The options grants to Drs. Frost and Rowinsky were approved by the Compensation and Stock Option Committee of ImClone Systems’ Board of Directors.

Comprehensive Income

The tax benefit on the items included in Other comprehensive loss assuming they were recognized in income would be approximately $92,000 and $15,000 for the three months ended March 31, 2005 and 2004, respectively.

Fair Value of Financial Instruments

The fair value of the Company’s 1 3/8% convertible senior notes of $600,000,000 was approximately $499,500,000 at March 31, 2005.

(2)           Inventories

Inventories are stated at the lower of cost, determined on the first-in-first-out method, or market. Inventories consist of the following: (in thousands)

	March 31, 2005	December 31, 2004
Raw materials and supplies	$10,284	$9,536
Work in process	38,263	30,082
Finished goods	6,784	1,000
Total	$55,331	$40,618

Prior to receipt of approval of ERBITUX for commercial sale on February 12, 2004, the Company had expensed all costs associated with the production of ERBITUX to research and development expense. Effective February 13, 2004, the Company began to capitalize the cost of manufacturing ERBITUX as inventories, including the cost to label, package, fill and ship previously manufactured bulk inventory whose costs had already been expensed as research and development. Although it is the Company’s policy to state inventories reflecting full absorption costs, until the Company sells all of its existing inventories for which all or a portion of the costs were previously expensed, inventories will reflect costs incurred to process into finished goods previously expensed raw materials and work in process as well as costs to manufacture inventory subsequent to February 12, 2004. As the Company continues to process the inventory that was partially produced and expensed prior to February 13, 2004, the Company will continue to reflect in inventory only those incremental costs incurred to complete such inventory into finished goods.

(3)           Property, Plant and Equipment

Property, plant and equipment are recorded at cost and consist of the following: (in thousands)

	March 31, 2005	December 31, 2004
Land	$4,899	$4,899
Building	67,252	67,083
Leasehold improvements	17,249	15,518
Machinery and equipment	56,914	55,430
Furniture and fixtures	4,600	4,265
Construction in progress	269,915	248,736
Total cost	420,829	395,931
Less accumulated depreciation and amortization	(59,779)	(56,638)
Property, plant and equipment, net	$361,050	$339,293

The Company is building a multiple product manufacturing facility (“BB50”) in Branchburg, New Jersey with capacity of up to 110,000 liters (production volume). Management estimates that the 250,000 square foot facility will cost approximately $290,000,000. The actual cost of the new facility may change depending upon various factors.  The Company has incurred approximately $244,988,000 in conceptual design, engineering, pre-construction, construction and start up costs (which are included in construction in progress in the preceding table), excluding capitalized interest of approximately $15,938,000, through March 31, 2005. As of March 31, 2005, committed purchase orders totaling approximately $185,193,000 have been placed with subcontractors for equipment related to this project and $69,231,000 for engineering, procurement, construction management and validation costs. Through March 31, 2005, $240,011,000 has been paid relating to these committed purchase orders.  All outstanding committed purchase orders as of March 31, 2005 require payment in 2005.

The process of preparing consolidated financial statements in accordance with U.S. generally accepted accounting principles requires the Company to evaluate the carrying values of its long-lived assets. The recoverability of the carrying values of long-lived assets depends on the Company’s ability to earn sufficient returns on ERBITUX. Based on management’s current estimates, the Company expects to recover the carrying value of such assets.

(4)           Contract Services

On March 17, 2005, the Company entered into a five year multi-product supply agreement (the “Agreement”) with Lonza Biologics PLC (“Lonza”) for the manufacture of biological material at the 5,000 liter scale. The Company has discretion over which products to manufacture, which may include later-stage clinical production of the Company’s antibodies currently in Phase I clinical testing and those nearing Phase I testing.  The notional value of producing all batches allocated under the Agreement is approximately $68 million, unless terminated earlier.  The Agreement provides that the Company can cancel any batches at any time; however, depending on how much notice the Company provides Lonza, the Company could incur a cancellation fee that varies based on timing of the cancellation.  This cancellation fee is only applicable if Lonza does not resell the slots reserved for the cancelled batches.

(5)           Withholding Tax Assets and Liability

Federal and applicable state tax law requires an employer to withhold income taxes at the time of an employee’s exercise of non-qualified stock options or warrants issued in connection with the performance of services by the employee. An employer that does not do so is liable for the taxes not withheld if the employee fails to pay his or her taxes for the year in which the non-qualified stock options or warrants are exercised. In 2000 and prior years, the Company generally did not require the withholding of federal, state or local income taxes and, in certain years, employment payroll taxes at the time of the exercise of non-qualified stock options or warrants. Prior to 1996, the Company did not comply with tax reporting requirements with respect to the exercise of non-qualified stock options or warrants.

In January 2003, the New York State Department of Taxation and Finance (“New York State”) notified the Company that it was liable for the New York State and City income taxes that were not withheld because one or more of the Company’s employees who exercised certain non-qualified stock options in 1999 and 2000 failed to pay New York State and City income taxes for those years. On March 13, 2003, the Company entered into a closing agreement with New York State, paying $4,500,000 by March 31, 2003, to settle the matter. On June 17, 2003, New York State notified the Company that based on the warrant issue identified below, it was continuing a previously conducted audit of the Company and was evaluating the terms of the closing agreement to determine whether or not it should be re-opened. On March 31, 2004, the Company entered into a new closing agreement pursuant to which the Company paid New York State an additional $1,000,000 in full satisfaction of all the deficiencies and determinations of withholding taxes for the years 1999-2001. The Company had an estimated liability related to this contingency of $2,815,000 as of December 31, 2003. Therefore the Company has eliminated such liability and has recognized a benefit of $1,815,000 as a recovery in the Consolidated Statements of Operations in the first quarter of 2004.

On March 13, 2003, the Company initiated discussions with the Internal Revenue Service (the “IRS”) relating to federal income taxes on the exercise of non-qualified stock options on which income tax was not properly withheld. Although the IRS has not yet asserted that the Company is required to make a payment with respect to such failure to withhold, the IRS may assert that such a liability exists, and may further assert that the Company is liable for interest and penalties. The Company has determined that all but an insignificant amount of the potential liability for withholding taxes with respect to exercises of non-qualified stock options in 1999 and 2000 is attributable to those amounts related to Dr. Samuel D. Waksal, the Company’s former Chief Executive Officer. In addition, in the course of the Company’s investigation into its potential liability in respect of the non-qualified stock options described above, the Company identified certain warrants that were granted in 1991 and prior years to then current and former officers, directors and advisors that the Company previously treated as non-compensatory warrants and thus not subject to tax withholding and information reporting requirements upon exercise. Accordingly, when exercised in 2001 and prior years, the Company did not deduct income and payroll taxes upon exercise or report applicable information to the taxing authorities. The Company now believes that such treatment was incorrect, and that the exercise of such warrants by current and former officers of the Company should have been treated in the same manner for withholding and reporting purposes as the exercise of non-qualified stock options. The Company has informed the relevant authorities, including the IRS, of this matter and intends to resolve its liability, in conjunction with its resolution of the matter described above.

The Company has recognized assets at the time of exercise relating to certain individuals. These assets are based on the fact that individuals are required by law to pay their personal income taxes, which relieves the Company of its liability for such withholding taxes, but not interest and penalties, as well as the Company’s determination that these individuals had the means and intention to satisfy their tax liabilities, and legal claims the Company has against these individuals both during and after their employment with the Company. As of March 31, 2005 and December 31, 2004 the Company had recorded $274,000 of withholding tax assets in its Consolidated Balance Sheets.

One former officer and director to whom warrants were issued and previously treated as non-compensatory warrants was the Company’s former Chief Executive Officer, Dr. Samuel D. Waksal. The Company has made demands on Dr. Samuel D. Waksal to pay the taxes associated with the exercise of these warrants and certain non-qualified stock options and to indemnify the Company against any liability that it may incur to taxing authorities in respect of the warrants or non-qualified stock options that were previously exercised. The Company determined that subsequent to the Company’s receipt of a “refusal to file” letter from the FDA on December 28, 2001, with respect to its rolling Biologics License Application for ERBITUX, Dr. Samuel D. Waksal’s financial condition deteriorated and therefore the recoverability of the asset became doubtful. The Company has recorded $18,096,000 of withholding tax liability related to exercise of stock options and warrants and fringe benefits in its Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004.

(6)           Income Per Common Share

Basic income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period increased to include all additional common shares that would have been outstanding assuming potentially dilutive common shares had been issued 1) on the exercise of stock options and any proceeds thereof used to repurchase common stock at the average market price during the period and 2) on conversion of convertible debt. In addition, in computing the dilutive effect of convertible debt, the numerator is adjusted to add back the after-tax amount of interest recognized in the period.   At March 31, 2005 and 2004, there were 10,975,346 and 9,840,040, respectively, potential common shares excluded from the diluted income per common share computation because their inclusion would have had an anti-dilutive effect.

Basic and diluted income per common share (EPS) were computed using the following: (in thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
EPS Numerator—Basic:
Net income	$28,820	$62,736
EPS Denominator—Basic:
Weighted-average number of shares of common stock outstanding	83,278	75,259
EPS Numerator—Diluted:
Net income	$28,820	$62,736
Adjustment for interest, net of amounts capitalized and income tax effect	1,785	1,509
Net income, adjusted	$30,605	$64,245
EPS Denominator—Diluted:
Weighted-average number of shares of common stock outstanding	83,278	75,259
Effect of dilutive securities:
Stock options	3,034	5,217
Convertible subordinated notes	6,336	4,357
Dilutive potential common shares	9,370	9,574
Weighted-average common shares and dilutive potential common shares	92,648	84,833
Basic income per common share	$0.35	$0.83
Diluted income per common share	$0.33	$0.76

 (7)          Taxes

The Company’s estimated effective income tax rate for 2005 is 1.3%, which is less than the federal statutory rate of 35% due primarily to the expected utilization of fully reserved deferred tax assets. As of March 31, 2005 the Company has provided a valuation allowance against its total net deferred tax assets because, more likely than not, its net deferred tax assets will not be realized.

(8)           Collaborative Agreements

(A) Merck KGaA

In April 1990, the Company entered into a development and commercialization agreement with Merck KGaA with respect to BEC2 and the recombinant gp75 antigen product candidate. The agreement has been amended a number of times, most recently in December 1997. The agreement grants Merck KGaA a license, with the right to sublicense, to make, have made, use, sell, or have sold BEC2 and gp75 antigen outside North America. The agreement also grants Merck KGaA a license, without the right to sublicense, to use, sell, or have sold, but not to make BEC2 within North America in conjunction with the Company. Pursuant to the terms of the agreement the Company has retained the rights, (1) without the right to sublicense, to make, have made, use, sell, or have sold BEC2 in North America in conjunction with Merck KGaA and

(2) with the right to sublicense, to make, have made, use, sell, or have sold gp75 antigen in North America. In return, the Company has recognized research support payments totaling $4,700,000 and is not entitled to any further research support payments under the agreement. Merck KGaA is also required to make payments of up to $22,500,000, of which $4,000,000 has been received through March 31, 2005, based on milestones achieved in the licensed products’ development. During the three months ended March 31, 2005, the Company earned and recorded a $1,000,000 milestone payment related to this agreement, which was received in April 2005.  The Company does not anticipate any additional milestone payments regarding BEC2.  Merck KGaA is also responsible for worldwide costs of up to DM17,000,000 associated with a multi-site, multinational Phase III clinical trial for BEC2 in limited disease small-cell lung carcinoma. This expense level was reached during the fourth quarter of 2000 and all expenses incurred from that point forward are being shared 60% by Merck KGaA and 40% by the Company. The Company incurred approximately $21,000 and $71,000 in the three months ended March 31, 2005 and 2004, respectively, associated with this agreement. Merck KGaA is also required to pay royalties on the eventual sales of BEC2 outside of North America, if any. Revenues from sales, if any, of BEC2 in North America will be distributed in accordance with the terms of a co-promotion agreement to be negotiated by the parties.

On June 7, 2004, the Company and Merck KGaA announced that the international, randomized Phase III clinical trial of the Companies’ BEC2 cancer vaccine did not meet its primary endpoint of survival. Following the analysis of the Phase III data in small cell lung cancer, the Company and Merck KGaA agreed to discontinue further development of BEC2.

In December 1998, the Company entered into a development and license agreement with Merck KGaA with respect to ERBITUX. In exchange for granting Merck KGaA exclusive rights to market ERBITUX outside of the United States and Canada and co-exclusive development rights in Japan, the Company has received $30,000,000 through March 31, 2005 in up-front cash fees and early cash payments based on the achievement of defined milestones. An additional $30,000,000 has been received through March 31, 2005 based upon the achievement of further milestones for which Merck KGaA received equity in the Company. All amounts received in 2004 and 2003 were recorded as equity transactions.

The equity interests underlying the milestone payments were priced at varying premiums to the then-market price of the common stock depending upon the timing of the achievement of the respective milestones. Merck KGaA pays the Company a royalty on sales of ERBITUX outside of the United States and Canada. In August 2001, the Company and Merck KGaA amended this agreement to provide, among other things, that Merck KGaA may manufacture ERBITUX for supply in its territory and may utilize a third party to do so upon the Company’s reasonable acceptance. The amendment further released Merck KGaA from its obligations under the agreement relating to providing a guaranty under a $30,000,000 credit facility relating to the build-out of BB36. In addition, the amendment provides that the companies have co-exclusive rights to ERBITUX in Japan, including the right to sublicense and Merck KGaA waived its right of first offer in the case of a proposed sublicense by the Company of ERBITUX in the Company’s territory. In consideration for the amendment, the Company agreed to a reduction in royalties’ payable by Merck KGaA on sales of ERBITUX in Merck KGaA’s territory.

In September 2002, the Company entered into a binding term sheet, effective as of April 15, 2002, for the supply of ERBITUX to Merck KGaA, which replaces previous supply arrangements. The term sheet provides for Merck KGaA to purchase bulk and finished ERBITUX ordered from the Company during the term of the December 1998 development and license agreement at a price equal to the Company’s fully loaded cost of goods. The term sheet also provided for Merck KGaA to use reasonable efforts to enter into its own contract manufacturing agreements for supply of ERBITUX and obligates Merck KGaA to reimburse the Company for costs associated with transferring technology and any other services requested by Merck KGaA relating to establishing its own manufacturing or contract manufacturing capacity. Amounts due from Merck KGaA related to these arrangements totaled approximately $5,989,000 and $8,096,000 at March 31, 2005 and December 31, 2004, respectively, and are included in amounts due from corporate partners in the Consolidated Balance Sheets. The Company recorded collaborative agreement revenue related to these arrangements in the Consolidated Statements of Operations totaling approximately $4,282,000 and $2,163,000 for the three months ended March 31, 2005 and 2004, respectively. Of these amounts, $3,007,000 and $1,544,000 for the three months ended March 31, 2005 and 2004, respectively, related to reimbursable costs associated with supplying ERBITUX to Merck KGaA for use in clinical trials.  The related manufacturing costs, (or a portion thereof) of the ERBITUX sold to Merck KGaA was produced in prior periods and have been expensed in prior periods when the related raw materials were purchased and the associated direct labor and overhead was consumed. Reimbursable clinical and regulatory expenses were incurred and totaled approximately $672,000 and $396,000 for the three months ended March 31, 2005 and 2004, respectively. These amounts have been recorded as clinical and regulatory expenses, and also as collaborative agreement revenue in the Consolidated Statements of Operations. Reimbursable general and administrative expenses and royalty expenses were incurred and totaled approximately $603,000 and $222,000 for the three months ended March 31, 2005 and 2004, respectively. These amounts have been recorded as marketing, general and administrative expenses, royalty expense, and also as collaborative agreement revenue in the

Consolidated Statements of Operations.  The Company has a liability due Merck KGaA of approximately $1,921,000, and $2,059,000 as of March 31, 2005 and December 31, 2004, respectively.

In June 2003, the Company agreed to supply a fixed quantity of ERBITUX for use in Merck KGaA’s medical affairs program on different ordering and pricing terms than those provided in the binding term sheet, including prepayment by Merck KGaA for a portion of such supply. The Company recorded this prepayment as deferred revenue on the Consolidated Balance Sheet until such time as the product was shipped to Merck KGaA As of March 31, 2005, all of this inventory has been shipped to Merck KGaA.

(B) Bristol-Myers Squibb Company

On September 19, 2001, the Company entered into an acquisition agreement (the “Acquisition Agreement”) with BMS and Bristol-Myers Squibb Biologics Company, a Delaware corporation (“BMS Biologics”), which is a wholly-owned subsidiary of BMS, providing for the tender offer by BMS Biologics to purchase up to 14,392,003 shares of the Company’s common stock for $70.00 per share, net to the seller in cash. In connection with the Acquisition Agreement, the Company entered into a stockholder agreement with BMS and BMS Biologics, dated as of September 19, 2001 (the “Stockholder Agreement”), pursuant to which all parties agreed to various arrangements regarding the respective rights and obligations of each party with respect to, among other things, the ownership of shares of the Company’s common stock by BMS and BMS Biologics. Concurrent with the execution of the Acquisition Agreement and the Stockholder Agreement, the Company entered into the Commercial Agreement with BMS and E.R. Squibb, relating to ERBITUX, pursuant to which, among other things, BMS and E.R. Squibb are co-developing and co-promoting ERBITUX in the United States and Canada with the Company, and are co-developing and co-promoting ERBITUX in Japan with the Company and either together or co-exclusively with Merck KGaA.

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

Commercial Agreement

Rights Granted to E.R. Squibb—Pursuant to the Commercial Agreement, as amended on March 5, 2002, the Company granted to E.R. Squibb (1) the exclusive right to distribute, and the co-exclusive right to develop and promote (together with the Company) any prescription pharmaceutical product using the compound ERBITUX (the “product”) in the United States and Canada, (2) the co-exclusive right to develop, distribute and promote (together with the Company and together or co-exclusively with Merck KGaA and its affiliates) the product in Japan, and (3) the non-exclusive right to use the Company’s registered trademarks for the product in the United States, Canada and Japan (collectively, the “territory”) in connection with the foregoing. In addition, the Company agreed not to grant any right or license to any third party, or otherwise permit any third party, to develop ERBITUX for animal health or any other application outside the human health field without the prior consent of E.R. Squibb (which consent may not be unreasonably withheld).

Rights Granted to the Company—Pursuant to the Commercial Agreement, E.R. Squibb has granted to the Company and the Company’s affiliates a license, without the right to grant sublicenses (other than to Merck KGaA and its affiliates for use in Japan and to any third party for use outside the territory), to use solely for the purpose of developing, using, manufacturing, promoting, distributing and selling ERBITUX or the product, any process, know-how or other invention developed solely by E.R. Squibb or BMS that has general utility in connection with other products or compounds in addition to ERBITUX or the product (“E.R. Squibb Inventions”).

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

Distribution Fees—The Commercial Agreement provides that E.R. Squibb shall pay the Company distribution fees based on a percentage of “annual net sales” of the product (as defined in the Commercial Agreement) by E.R. Squibb in the United States and Canada. The distribution fee is 39% of net sales in the United States and Canada. During the three months ended March 31, 2005 and 2004, the Company has recorded royalty revenues of $33,981,000 and $6,824,000, respectively, representing 39% of net sales of ERBITUX by BMS.

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

Development of the Product— Responsibilities associated with clinical and other ongoing studies are apportioned between the parties as determined by the product development committee described below. The Commercial Agreement provides for the establishment of clinical development plans setting forth the activities to be undertaken by the parties for the purpose of obtaining marketing approvals, providing market support and developing new indications and formulations of the product. After transition of responsibilities for certain clinical and other studies, each party is primarily responsible for performing the studies designated to it in the clinical development plans. In the United States and Canada, the Commercial Agreement provides that E.R. Squibb is responsible for 100% of the cost of all clinical studies other than those studies undertaken post-launch which are not pursuant to an IND (e.g. Phase IV studies), the cost of which is shared equally between E.R. Squibb and ImClone Systems. As between E.R. Squibb and ImClone Systems, each is responsible for 50% of the costs of all studies in Japan. The Company has also agreed, and may agree in the future, to share with E.R. Squibb, on terms other than the foregoing, costs of clinical trials that the Company believes are not potentially registrational but should be undertaken prior to launch in the United States, Canada or Japan. The Company has incurred $2,830,000 and $1,502,000 pursuant to such cost sharing for the three months ended March 31, 2005 and 2004, respectively. In addition, to the extent that in 2005 the Company and BMS exceed the contractual maximum registrational costs for clinical development, the Company has agreed to share such cost with BMS. The Company has also incurred $319,000 and $344,000 for the three months ended March 31, 2005 and 2004, respectively, related to the agreement with respect to development in Japan. Except as otherwise agreed upon by the parties, the Company will own all registrations for the product and is primarily responsible for the regulatory activities leading to registration in each country. E.R. Squibb will be primarily responsible for the regulatory activities in each country after the product has been registered in that country. Pursuant to the terms of the Commercial Agreement, as amended, Andrew G. Bodnar, M.D., J.D., Senior Vice President, Strategy and Medical & External Affairs of BMS, and a member of the Company’s Board of Directors, is entitled to oversee the implementation of the clinical and regulatory plan for ERBITUX.

Distribution and Promotion of the Product—Pursuant to the Commercial Agreement, E.R. Squibb has agreed to use all commercially reasonable efforts to launch, promote and sell the product in the territory with the objective of maximizing the sales potential of the product and promoting the therapeutic profile and benefits of the product in the most commercially beneficial manner. In connection with its responsibilities for distribution, marketing and sales of the product in the territory, E.R. Squibb is performing all relevant functions, including but not limited to the provision of sales force personnel, marketing, warehousing and physical distribution of the product.

However, the Company has the right, at its election and sole expense, to co-promote with E.R. Squibb the product in the territory. Pursuant to this co-promotion option, which the Company has exercised, the Company is entitled on and after April 11, 2002 (at the Company’s sole expense) to have the Company’s field organization participate in the promotion of the product consistent with the marketing plan agreed upon by the parties, provided that E.R. Squibb retains the exclusive rights to sell and distribute the product. Except for the Company’s expenses incurred pursuant to the co-promotion option, E.R. Squibb is responsible for 100% of the distribution, sales and marketing costs in the United States and Canada, and as between E.R. Squibb and ImClone Systems, each is responsible for 50% of the distribution, sales, marketing costs and other related costs and expenses in Japan. During the third quarter of 2004, the Company decided to establish a sales force to maximize the potential commercial opportunities for ERBITUX and to serve as a foundation for the marketing of future products derived either from within the Company’s pipeline or through business development opportunities.

Manufacture and Supply—The Commercial Agreement provides that the Company is responsible for the manufacture and supply of all requirements of ERBITUX in bulk form (“API”) for clinical and commercial use in the territory, and that E.R. Squibb will purchase all of its requirements of API for commercial use from the Company. The Company supplies API for clinical use at the Company’s fully burdened manufacturing cost, and supplies API for commercial use at the Company’s fully burdened manufacturing cost plus a mark-up of 10%. Upon the expiration, termination or assignment of any existing agreements between ImClone Systems and third party manufacturers, E.R. Squibb will be responsible for processing API into the finished form of the product.

                Management—The parties have formed the following committees for purposes of managing their relationship and their respective rights and obligations under the Commercial Agreement:

•      a Joint Executive Committee (the “JEC”), which consists of certain senior officers of each party. The JEC is co-chaired by a representative of each of BMS and the Company. The JEC is responsible for, among other things, managing and overseeing the development and commercialization of ERBITUX pursuant to the terms of the Commercial Agreement, approving the annual budgets and multi-year expense forecasts, and resolving disputes, disagreements and deadlocks arising in the other committees;

•      a Product Development Committee (the “PDC”), which consists of members of senior management of each party with expertise in pharmaceutical drug development and/or marketing. The PDC is chaired by the Company’s representative. The PDC is responsible for, among other things, managing and overseeing the development and implementation of the clinical development plans, comparing actual versus budgeted clinical development and regulatory expenses, and reviewing the progress of the registrational studies;

•      a Joint Commercialization Committee (the “JCC”), which consists of members of senior management of each party with clinical experience and expertise in marketing and sales. The JCC is chaired by a representative of BMS. The JCC is responsible for, among other things, overseeing the preparation and implementation of the marketing plans, coordinating the sales efforts of E.R. Squibb and the Company, and reviewing and approving the marketing and promotional plans for the product in the territory; and

•      a Joint Manufacturing Committee (the “JMC”), which consists of members of senior management of each party with expertise in manufacturing. The JMC is chaired by the Company’s representative (unless a determination is made that a long-term inability to supply API exists, in which case the JMC will be co-chaired by representatives of E.R. Squibb and the Company). The JMC is responsible for, among other things, overseeing and coordinating the manufacturing and supply of API and the product, and formulating and directing the manufacturing strategy for the product.

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

Right of First Offer—E.R. Squibb has a right of first offer with respect to the Company’s investigational KDR monoclonal antibodies (such as 1121B) should the Company decide to enter into a partnering arrangement with a third party with respect to IMC-KDR antibodies at any time prior to the earlier to occur of September 19, 2006 and the first anniversary of the date which is 45 days after any date on which BMS’s ownership interest in ImClone Systems is less than 5%. If the Company decides to enter into a partnering arrangement during such period, the Company must notify E.R. Squibb. If E.R. Squibb notifies the Company that it is interested in such an arrangement, the Company will provide its proposed terms to E.R. Squibb and the parties will negotiate in good faith for 90 days to attempt to agree on the terms and conditions of such an arrangement. If the parties do not reach agreement during this period, E.R. Squibb must propose the terms of an arrangement which it is willing to enter into, and if the Company rejects such terms the Company may enter into an agreement with a third party with respect to such a partnering arrangement (provided that the terms of any such agreement may not be more favorable to the third party than the terms proposed by E.R. Squibb).

Right of First Negotiation—If at any time during the restricted period (as defined below), the Company is interested in establishing a partnering relationship with a third party involving certain compounds or products not related to IMC-KDR antibodies, the Company must notify E.R. Squibb and E.R. Squibb will have 90 days to enter into a non-binding agreement with the Company with respect to such a partnering relationship. In the event that E.R. Squibb and ImClone Systems do not enter into a non-binding agreement, the Company is free to negotiate with third parties without further obligation to E.R. Squibb. The “restricted period” means the period from September 19, 2001 until the earliest to occur of (1) September 19, 2006,

(2) a reduction in BMS’s ownership interest in ImClone Systems to below 5% for 45 consecutive days, (3) a transfer or other disposition of shares of the Company’s common stock by BMS or any of its affiliates such that BMS and its affiliates own or have control over less than 75% of the maximum number of shares of the Company’s common stock owned by BMS and its affiliates at any time after September 19, 2001, (4) an acquisition by a third party of more than 35% of the outstanding Shares, (5) a termination of the Commercial Agreement by BMS due to significant regulatory or safety concerns regarding ERBITUX, or (6) the Company’s termination of the Commercial Agreement due to a material breach by BMS.

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

Acquisition Agreement

On October 29, 2001, pursuant to the Acquisition Agreement, BMS Biologics accepted for payment pursuant to the tender offer 14,392,003 shares of the Company’s common stock on a pro rata basis from all tendering shareholders and those conditionally exercising stock options.

Stockholder Agreement

Pursuant to the Stockholder Agreement, the Company’s Board was increased from ten to twelve members in October 2001. BMS received the right to nominate two directors to the Company’s Board (each a “BMS director”) so long as its ownership interest in ImClone Systems is 12.5% or greater. If BMS’ ownership interest is 5% or greater but less than 12.5%, BMS will have the right to nominate one BMS director, and if BMS’ ownership interest is less than 5%, BMS will have no right to nominate a BMS director. If the size of the Board is increased to a number greater than twelve, the number of BMS directors would be increased, subject to rounding, such that the number of BMS directors is proportionate to the lesser of BMS’ then-current ownership interest and 19.9%. Notwithstanding the foregoing, BMS will have no right to nominate any BMS directors if (1) the Company has terminated the Commercial Agreement due to a material breach by BMS or (2) BMS’ ownership interest were to remain below 5% for 45 consecutive days.

Based on the number of shares of common stock acquired pursuant to the tender offer, BMS has the right to nominate two directors. BMS designated Andrew G. Bodnar, M.D., J.D., BMS’ Senior Vice President, Strategy and Medical & External Affairs, as one of the initial BMS directors. The nomination of Dr. Bodnar was approved by the Board on November 15, 2001. The other BMS director position was initially filled by Peter S. Ringrose, M.A, and Ph.D. Dr. Ringrose retired in 2002 from his position of Chief Scientific Officer and President, Pharmaceutical Research Institute at BMS, and also resigned from his director position with the Company. BMS has not yet designated a replacement to fill Dr. Ringrose’s vacated Board seat.

Voting of Shares—During the period in which BMS has the right to nominate up to two BMS directors, BMS and its affiliates are required to vote all of their shares in the same proportion as the votes cast by all of the Company’s other stockholders with respect to the election or removal of non-BMS directors.

Committees of the Board of Directors—During the period in which BMS has the right to nominate up to two BMS directors, BMS also has the right, subject to certain exceptions and limitations, to have one member of each committee of the Board be a BMS director.

Approval Required for Certain Actions—The Company may not take any action that constitutes a prohibited action under the Stockholder Agreement without the consent of the BMS directors, until September 19, 2006 or earlier, if any of the following occurs: (1) a reduction in BMS’s ownership interest to below 5% for 45 consecutive days, (2) a transfer or other disposition of shares of the Company’s common stock by BMS or any of its affiliates such that BMS and its affiliates own or have control over less than 75% of the maximum number of shares of the Company’s common stock owned by BMS and its affiliates at any time after September 19, 2001, (3) an acquisition by a third party of more than 35% of the outstanding shares of the Company’s common stock, (4) a termination of the Commercial Agreement by BMS due to significant regulatory or safety concerns regarding ERBITUX, or (5) a termination of the Commercial Agreement due to a material breach by BMS. Such prohibited actions include (1) issuing additional shares or securities convertible into shares in excess of 21,473,002 shares of the Company’s common stock in the aggregate, subject to certain exceptions; (2) incurring additional indebtedness if the total of (A) the principal amount of indebtedness incurred since September 19, 2001 and then-outstanding, and (B) the net proceeds from the issuance of any redeemable preferred stock then-outstanding, would exceed the Company’s amount of indebtedness for borrowed money outstanding as of September 19, 2001 by more than $500 million; (3) acquiring any business if the aggregate consideration for such acquisition, when taken together with the aggregate consideration for all other acquisitions consummated during the previous twelve months, is in excess of 25% of the Company’s aggregate value at the time the binding agreement relating to such acquisition was entered into; (4) disposing of all or any substantial portion of the Company’s non-cash assets; (5) entering into non-competition agreements that would be binding on BMS, its affiliates or any BMS director; (6) taking certain actions that would have a discriminatory effect on BMS or any of its affiliates as a stockholder; and (7) issuing capital stock with more than one vote per share.

Limitation on Additional Purchases of Shares and Other Actions—Subject to the exceptions set forth below, until September 19, 2006 or, if earlier, the occurrence of any of (1) an acquisition by a third party of more than 35% of the Company’s outstanding shares, (2) the first anniversary of a reduction in BMS’s ownership interest in the Company to below 5% for 45 consecutive days, or (3) the Company’s taking a prohibited action under the Stockholder Agreement without the consent of the BMS directors, neither BMS nor any of its affiliates will acquire beneficial ownership of any shares of the Company’s common stock or take any of the following actions: (1) encourage any proposal for a business combination with the Company’s or an acquisition of our shares; (2) participate in the solicitation of proxies from holders of shares of the Company’s common stock; (3) form or participate in any “group” (within the meaning of Section 13(d)(3) of the Securities

Exchange Act of 1934) with respect to shares of the Company’s common stock; (4) enter into any voting arrangement with respect to shares of the Company’s common stock; or (5) seek any amendment to or waiver of these restrictions.

The following are exceptions to the standstill restrictions described above: (1) BMS Biologics may acquire beneficial ownership of shares of the Company’s common stock either in the open market or from the Company pursuant to the option described below, so long as, after giving effect to any such acquisition of shares, BMS’ ownership interest would not exceed 19.9%; (2) BMS may make, subject to certain conditions, a proposal to the Board to acquire shares of the Company’s common stock if the Company provides material non-public information to a third party in connection with, or begins active negotiation of, an acquisition by a third party of more than 35% of the outstanding shares; (3) BMS may acquire shares of the Company’s common stock if such acquisition has been approved by a majority of the non-BMS directors; and (4) BMS may make, subject to certain conditions, including that an acquisition of shares be at a premium of at least 25% to the prevailing market price, non-public requests to the Board to amend or waive any of the standstill restrictions described above. Certain of the exceptions to the standstill provisions described above will terminate upon the occurrence of: (1) a reduction in BMS’s ownership interest in the Company to below 5% for 45 consecutive days, (2) a transfer or other disposition of shares of the Company’s common stock by BMS or any of its affiliates such that BMS and its affiliates own or have control over less than 75% of the maximum number of shares owned by BMS and its affiliates at any time after September 19, 2001, (3) a termination of the Commercial Agreement by BMS due to significant regulatory or safety concerns regarding ERBITUX, or (4) a termination of the Commercial Agreement by the Company due to a material breach by BMS.

Option to Purchase Shares in the Event of Dilution—BMS Biologics has the right under certain circumstances to purchase additional shares of common stock from the Company at market prices, pursuant to an option granted to BMS by the Company, in the event that BMS’s ownership interest is diluted (other than by any transfer or other disposition by BMS or any of its affiliates). BMS can exercise this right (1) once per year, (2) if the Company issues shares of common stock in excess of 10% of the then-outstanding shares in one day, and (3) if BMS’s ownership interest is reduced to below 5% or 12.5%. BMS Biologics’ right to purchase additional shares of common stock from the Company pursuant to this option will terminate on September 19, 2006 or, if earlier, upon the occurrence of (1) an acquisition by a third party of more than 35% of the outstanding shares, or (2) the first anniversary of a reduction in BMS’s ownership interest in the Company to below 5% for 45 consecutive days.

Transfers of Shares—Until March 19, 2005, neither BMS nor any of its affiliates were permitted to transfer any shares of the Company’s common stock or enter into any arrangement that transfers any of the economic consequences associated with the ownership of shares. After March 19, 2005, neither BMS nor any of its affiliates may transfer any shares or enter into any arrangement that transfers any of the economic consequences associated with the ownership of shares, except (1) pursuant to registration rights granted to BMS with respect to the shares, (2) pursuant to Rule 144 under the Securities Act of 1933, as amended or (3) for certain hedging transactions. Any such transfer is subject to the following limitations: (1) the transferee may not acquire beneficial ownership of more than 5% of the then-outstanding shares of common stock; (2) no more than 10% of the total outstanding shares of common stock may be sold in any one registered underwritten public offering; and (3) neither BMS nor any of its affiliates may transfer shares of common stock (except for registered firm commitment underwritten public offerings pursuant to the registration rights described below) or enter into hedging transactions in any twelve-month period that would, individually or in the aggregate, have the effect of reducing the economic exposure of BMS and its affiliates by the equivalent of more than 10% of the maximum number of shares of common stock owned by BMS and its affiliates at any time after September 19, 2001. Notwithstanding the foregoing, BMS Biologics may transfer all, but not less than all, of the shares of common stock owned by it to BMS or to E.R. Squibb or another wholly-owned subsidiary of BMS.

Registration Rights—The Company granted BMS customary registration rights with respect to shares of common stock owned by BMS or any of its affiliates.

Amounts due from BMS related to this agreement totaled approximately $40,052,000 and $61,621,000 at March 31, 2005 and December 31, 2004, respectively, and are included in amounts due from corporate partners in the Consolidated Balance Sheets. The Company recorded collaborative agreement revenue related to this agreement in the Consolidated Statements of Operations totaling approximately $9,556,000 and $7,854,000 for the three months ended March 31, 2005 and 2004, respectively. Of these amounts, $1,633,000 and $3,813,000 for the three months ended March 31, 2005 and 2004, respectively, related to reimbursable costs associated with supplying ERBITUX for use in clinical trials associated with this agreement. The majority of the related manufacturing costs have been expensed in prior periods when the related raw materials were purchased and the associated direct labor and overhead was consumed or, in the case of contract manufacturing, when such services were performed. Reimbursable clinical and regulatory expenses were incurred and totaled approximately $3,488,000 and $2,969,000 for the three months ended March 31, 2005 and 2004, respectively. These amounts have been recorded as clinical and regulatory expenses and also as collaborative agreement revenue in the Consolidated Statements of Operations. Reimbursable marketing and general expenses and royalty expenses were incurred and totaled approximately $4,435,000 and $1,072,000 for the three months ended March 31, 2005 and 2004, respectively. These amounts have been recorded as marketing, general and administrative expenses, royalty expense, and also as collaborative agreement revenue in the Consolidated Statements of Operations.

License fees and milestone revenue consists of the following: (in thousands)

	Three Months Ended March 31,
	2005	2004
BMS:
ERBITUX license fee revenue	$23,438	$67,344
Merck KGaA:
ERBITUX and BEC2 license fee revenue	1,096	96
Other license fee revenue	—	58
Total license fees and milestone revenue	$24,534	$67,498

Royalty revenue consists of the following: (in thousands)

	Three Months Ended March 31,
	2005	2004
BMS	$33,981	$6,824
Merck KGaA	2,391	257
Other	—	64
Total royalty revenue	$36,372	$7,145

Collaborative agreement revenue from corporate partners consists of the following: (in thousands)

	Three Months Ended March 31,
	2005	2004
BMS	$9,556	$7,854
Merck KGaA	4,282	2,163
Other	8	—
Total collaborative agreement revenue	$13,846	$10,017

Amounts due from corporate partners consists of the following: (in thousands)

	March 31, 2005	December 31, 2004
BMS:
ERBITUX	$40,052	$61,621
Merck KGaA:
ERBITUX and BEC2	6,989	8,132
Total amounts due from corporate partners	$47,041	$69,753

Deferred revenue consists of the following: (in thousands)

	March 31, 2005	December 31, 2004
BMS:
ERBITUX commercial agreement	$426,930	$450,368
Merck KGaA:
ERBITUX development and license agreement	3,056	3,111
Prepayment of ERBITUX supplied for medical affairs program	—	2,544
BEC2 development and commercialization agreement	1,744	1,785
Total deferred revenue	431,730	457,808
Less: current portion	(108,249)	(108,994)
Total long-term deferred revenue	$323,481	$348,814

The Company earned manufacturing revenue of $11,019,000 and $25,504,000 related to sales of ERBITUX to BMS for commercial use for the three months ended March 31, 2005 and 2004, respectively.

(9)           Commitments and Contingencies

Beginning in January 2002, a number of complaints asserting claims under the federal securities laws against the Company and certain of the Company’s directors and officers were filed in the U.S. District Court for the Southern District of New York. Those actions were consolidated under the caption Irvine v. ImClone Systems Incorporated, et al., No. 02 Civ. 0109 (RO). In the corrected consolidated amended complaint, plaintiffs asserted claims against the Company, its former President and Chief Executive Officer, Dr. Samuel D. Waksal, its former Chief Scientific Officer and then-President and Chief Executive Officer, Dr. Harlan W. Waksal, and several of the Company’s other present or former officers and directors, for securities fraud under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b5, on behalf of a purported class of persons who purchased the Company’s publicly traded securities between March 27, 2001 and January 25, 2002. The complaint also asserted claims against Dr. Samuel D. Waksal under section 20A of the Exchange Act on behalf of a separate purported sub-class of purchasers of the Company’s securities between December 27, 2001 and December 28, 2001. The complaint generally alleged that various public statements made by or on behalf of the Company or the other defendants during 2001 and early 2002 regarding the prospects for FDA approval of ERBITUX® were false or misleading when made, that the individual defendants were allegedly aware of material non-public information regarding the actual prospects for ERBITUX at the time that they engaged in transactions in the Company’s common stock and that members of the purported stockholder class suffered damages when the market price of the Company’s common stock declined following disclosure of the information that allegedly had not been previously disclosed. The complaint sought to proceed on behalf of the alleged classes described above, sought monetary damages in an unspecified amount and sought recovery of plaintiffs’ costs and attorneys’ fees. On January 24, 2005, the Company announced that it had reached an agreement in principle to settle the consolidated class action for a cash payment of $75 million, a portion of which will be paid by the Company’s insurers. The parties signed a definitive stipulation of settlement as of March 9, 2005. The Court has scheduled a hearing to consider approval of the proposed settlement on June 24, 2005.  As provided for under the settlement documents, the Company has paid $50 million into an escrow account pending final court approval of the settlement. Upon final court approval of the settlement, the Company will pay the remaining $25 million, of which approximately $20.5 million, included in Other current assets, will be paid by the Company’s insurers.

Separately, on September 17, 2002, an individual purchaser of the Company’s common stock filed an action (Flynn v. ImClone Systems Incorporated, et al., No. 02 Civ 7499 (RO)) on his own behalf in the U.S. District Court for the Southern District of New York asserting claims against the Company, Dr. Samuel D. Waksal and Dr. Harlan W. Waksal under sections 10(b) and 20(a) of the Exchange Act and Securities and Exchange Commission Rule 10b-5. This matter was settled and dismissed with prejudice in a stipulation and order entered on March 21, 2005.

 Beginning on January 13, 2002, and continuing thereafter, nine separate purported shareholder derivative actions were filed against members of the Company’s board of directors, certain of the Company’s present and former officers, and the Company, as nominal defendant, advancing claims based on allegations similar to the allegations in the federal securities class action complaints. Four of these derivative cases were filed in the Delaware Court of Chancery and have been consolidated in that court under the caption In re ImClone Systems Incorporated Derivative Litigation, Cons. C.A. No. 19341-NC. Three of

these derivative actions were filed in New York State Supreme Court in Manhattan.  All of these state court actions have been stayed in deference to the proceedings in the U.S. District Court for the Southern District of New York, which have been consolidated under the caption In re ImClone Systems, Inc. Shareholder Derivative Litigation, Master File No. 02 CV 163 (RO). A supplemental verified consolidated amended derivative complaint in these consolidated federal actions was filed on August 8, 2003. It asserted, purportedly on behalf of the Company, claims including breach of fiduciary duty by certain current and former members of the Company’s board of directors, among others, based on allegations including that they failed to ensure that the Company’s disclosures relating to the regulatory and marketing prospects for ERBITUX were not misleading and that they failed to maintain adequate controls and to exercise due care with regard to the Company’s ERBITUX application to the FDA. On January 9, 2004, the Company filed a motion to dismiss the complaint due to plaintiffs’ failure to make a pre-suit demand on the Company’s board of directors to institute suit or to allege grounds for concluding that such a demand would have been futile. The individual defendants filed motions on the same date, both joining in the Company’s motion and seeking to dismiss the complaint for failure to state a claim.  On January 24, 2005, the Company announced that it had reached an agreement in principle to settle the consolidated derivative action. The parties entered into a definitive stipulation of settlement on March 14, 2005. Under the settlement, the Company will be paid $8.75 million by its insurers, which the Company intends to contribute toward the settlement of the Irvine securities class action described above after deducting amounts awarded by the Court in the derivative action for plaintiffs’ attorney’s fees and expenses in that action, which the Company has agreed not to oppose in an amount up to $875,000.  The settlement is subject to Court approval, which will be considered at a hearing that has been scheduled for June 24, 2005, and is also conditioned upon approval and consummation of the settlement of the Irvine class action.

The Company has recorded a receivable totaling $1,277,000 and $1,810,000 as of March 31, 2005 and December 31, 2004, respectively, for the portion of the legal fees related to the above matters that the Company believes are recoverable from its insurance carriers. This receivable is included in Other current assets in the Consolidated Balance Sheets.

On October 8, 2003, certain mutual funds that are past or present common stockholders of BMS filed an action in New York State court against BMS, certain present or former officers and directors of BMS and the Company asserting that they were misled into purchasing or holding their shares of BMS common stock as a result of various public statements by BMS and certain present or former officers or directors of BMS, and that the Company allegedly aided and abetted certain of these misstatements. The action is styled FSS Franklin Global Health Care Fund, et al. v. Bristol-Myers Squibb Co., et al., Index No. 603168/03. On January 9, 2004, the Company and all of the other defendants served motions to dismiss the complaint for failure to state a cause of action. In December 2004, the plaintiffs filed an amended complaint. The allegation and claims asserted against the Company in the amended complaint were virtually unchanged. On February 11, 2005, all defendants served motions to dismiss the amended complaint. These motions to dismiss have been fully briefed and argument is scheduled for May 13, 2005. The court has not yet ruled upon the motions, and discovery has been stayed during the pendency of the motions.

The Company intends to vigorously defend against the claims asserted in this action. The Company is unable to predict the outcome of this action at this time. No reserve has been established in the financial statements because the Company does not believe that such a reserve is required to be established at this time under Statement of Financial Accounting Standards No. 5.

The Company received subpoenas and requests for information in connection with an investigation by the SEC relating to the circumstances surrounding the disclosure of the FDA “refusal to file” letter dated December 28, 2001, and trading in the Company’s securities by certain ImClone Systems insiders in 2001. The Company also received subpoenas and requests for information pertaining to document retention issues in 2001 and 2002, and to certain communications regarding ERBITUX in 2000. On June 19, 2002, the Company received a written “Wells Notice” from the staff of the SEC, indicating that the staff of the SEC is considering recommending that the SEC bring an action against the Company relating to the Company’s disclosures immediately following the receipt of a “refusal to file” letter from the FDA on December 28, 2001 for the Company’s BLA for ERBITUX. The Company filed a Wells submission on July 12, 2002 in response to the staff’s Wells Notice. There have been no recent developments in connection with this SEC investigation.

On August 14, 2002, after the federal grand jury indictment of Dr. Samuel D. Waksal had been issued but before Dr. Samuel D. Waksal’s guilty plea to certain counts of that indictment, the Company filed an action in New York State Supreme Court seeking recovery of certain compensation, including advancement of certain defense costs, that the Company had paid to or on behalf of Dr. Samuel D. Waksal and cancellation of certain stock options. That action was styled ImClone Systems Incorporated v. Samuel D. Waksal, Index No. 02/602996. On July 25, 2003, Dr. Samuel D. Waksal filed a Motion to Compel Arbitration seeking to have all claims in connection with the Company’s action against him resolved in arbitration. By order dated September 19, 2003, the Court granted Dr. Samuel D. Waksal’s motion and the action was stayed pending arbitration. On September 25, 2003, Dr. Samuel D. Waksal submitted a Demand for Arbitration with the American Arbitration Association (the “AAA”), by which Dr. Samuel D. Waksal asserts claims to enforce the terms of his separation agreement, including provisions relating to advancement of legal fees, expenses, interest and indemnification, for which Dr. Samuel D. Waksal claims unspecified damages of $10 million. The Demand for Arbitration also seeks to resolve the claims that the Company asserted in the New York State Supreme Court action. On November 7, 2003, the Company filed an Answer and Counterclaims by which the Company denied Dr. Samuel D. Waksal’s entitlement to advancement of legal fees, expenses and indemnification, and asserted claims seeking recovery of certain compensation, including stock options, cash payments and advancement of certain defense costs that the Company had paid to or on behalf of Dr. Samuel D. Waksal. In response, on December 15, 2003, Dr. Samuel D. Waksal filed a Reply to Counterclaims. Arbitration hearings in this matter are scheduled to occur in October and November 2005.

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

On March 10, 2004, the Company commenced a second action against Dr. Samuel D. Waksal in the New York State Supreme Court. That action is styled ImClone Systems Incorporated v. Samuel D. Waksal, Index No. 04/600643. By this action, the Company seeks the return of more than $21 million that the Company paid to Dr. Samuel D. Waksal, as proceeds from stock option exercises, which the Company alleges he was expected to pay over to federal, state and local tax authorities in satisfaction of his tax obligations arising from certain exercises between 1999 and 2001 of warrants and non-qualified stock options. Specifically, by this action, the Company seeks to recover: (a) $4.5 million that the Company paid to the State of New York in respect of exercises of non-qualified stock options and certain warrants in 2000; (b) at least $16.6 million that the Company paid to Samuel D. Waksal in the form of ImClone common stock, in lieu of withholding federal income taxes from exercises of non-qualified stock options and certain warrants in 2000; and (c) approximately $1.1 million that the Company paid in the form of ImClone common stock to Samuel D. Waksal and his beneficiaries, in lieu of withholding federal, state and local income taxes from certain warrant exercises in 1999-2001. The complaint asserts claims for unjust enrichment, common law indemnification, moneys had and received and constructive trust. On June 18, 2004, Dr. Samuel D. Waksal filed an Answer to the Company’s Complaint. Fact discovery in this matter is underway.

The IRS has commenced audits of the Company’s income tax and employment tax returns for tax years 1999 through 2001. The Company has responded to all requests for information and documents received to date from the IRS and is awaiting further requests or action from the IRS.

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

On October 28, 2003, a complaint was filed by Yeda Research and Development Company Ltd. (“Yeda”) against ImClone Systems and Aventis Pharmaceuticals, Inc. in the U.S. District Court for the Southern District of New York (03 CV 8484). This action alleges and seeks that three individuals associated with Yeda should also be named as co-inventors on U.S. Patent No. 6,217,866. On February 9, 2005, Yeda indicated that they intend to amend their U.S. complaint to seek sole inventorship of the subject patent. The Company is vigorously defending against the claims asserted in this action. The Company is unable to predict the outcome of this action at the present time.

On March 25, 2004, an action was filed in the United Kingdom Patent Office entitled Referrer’s Statement requesting transfer of co-ownership and amendment of patent EP (UK) 0 667 165 to add three Yeda employees as inventors. Also on March 25, 2004, a German action entitled Legal Action was filed in the Munich District Court I, Patent Litigation Division, seeking to add three Yeda employees as inventors on patent EP (DE) 0 667 165. The Company was not named as a party in these actions that relate to the European equivalent of U.S. Patent No. 6,217,866 discussed above; accordingly, the Company has intervened in the German and the U.K. actions. Additionally, on or about March 25, 2005 and March 29, 2005, respectively, Yeda filed legal actions in Austria and France against both Aventis and ImClone Systems seeking full inventorship of EP (AU) 0 667 165 and EP (FR) 0 667 165, as well as payment of legal costs and fees.

On May 4, 2004, a complaint was filed against the Company by Massachusetts Institute of Technology (“MIT”) and

Repligen Corporation (“Repligen”) in the U.S. District Court for the District of Massachusetts (04-10884 RGS). This action alleges that ERBITUX infringes U.S. Patent No. 4,663,281, which is owned by MIT and exclusively licensed to Repligen. The Company intends to defend vigorously against claims asserted in this action, which is in its early stages. The Company is unable to predict the outcome of this action at the present time.

No reserve has been established in the financial statements for any of the Yeda or MIT and Repligen actions because the Company does not believe that such a reserve is required to be established at this time under Statement of Financial Accounting Standards No. 5.

The Company has not recognized withholding tax liabilities in respect of exercises of certain warrants by Robert F. Goldhammer, one of the four former officers or directors to whom warrants were issued and previously treated as non-compensatory warrants. Based on the Company’s investigation, it believes that, although such warrants were compensatory, such warrants were received by Mr. Goldhammer in connection with the performance of services by him in his capacity as a director, rather than as an employee, and, as such, are not subject to tax withholding requirements. In addition, in 1999, Mr. Goldhammer erroneously received a portion of a stock option grant in the form of incentive stock options, which under federal law may only be granted to employees. There can be no assurance, however, that the taxing authorities will agree with the Company’s position and will not assert that the Company is liable for the failure to withhold income and employment taxes with respect to the exercise of such warrants and any stock options by Mr. Goldhammer. If the Company became liable for the failure to withhold taxes on the exercise of such warrants and any stock options by Mr. Goldhammer, the aggregate potential liability, exclusive of any interest or penalties, would be approximately $8,300,000.

The Company has not recognized accruals for penalties and interest that may be imposed with respect to the withholding tax issues previously described and other related contingencies, including the period covered by the statute of limitations and the Company’s determination of certain exercise dates, because it does not believe that losses from such contingencies are probable, or in the event that any taxing authority makes a claim for penalties or interest, the Company believes that it will be able to settle the total amount asserted (including any liability for taxes) for an amount not in excess of the liability for taxes already accrued with respect to the relevant withholding tax issue. With respect to the statute of limitations and the Company’s determination of certain exercise dates, while the Company does not believe a loss is probable, there is a potential additional liability with respect to these issues that may be asserted by a taxing authority. If taxing authorities assert such issues and prevail related to these withholding tax issues and other related contingencies, including penalties, the liability that could be imposed by taxing authorities would be substantial. The potential interest on the withholding tax liabilities recorded on the Consolidated Balance Sheets could be up to a maximum amount of approximately $8,300,000 at March 31, 2005. Potential additional withholding tax liability on other related contingencies amounts to approximately $8,000,000, exclusive of any interest or penalties, and excluding the amount potentially attributable to Mr. Goldhammer noted above.

In October 2001, the Company entered into a sublease (the “Sublease”) for a four-story building at 325 Spring Street, New York, New York, which includes between 75,000 and 100,000 square feet of usable space. The sublease has a term of 22 years, followed by two five-year renewal option periods. In order to induce the sublandlord to enter into the sublease, the Company made a loan to the sublandlord in the principal amount of a $10,000,000 note receivable, of which $9,100,000 is outstanding as of March 31, 2005. The loan is secured by a leasehold mortgage on the prime lease as well as a collateral assignment of rents by the sublandlord. The loan is payable by the sublandlord over 20 years and bears interest at 5 ½ % in years one through five, 6 ½ % in years six through ten, 7 ½ % in years eleven through fifteen and 8 ½ % in years sixteen through twenty. In addition, the Company paid the owner a consent fee in the amount of $500,000. Effective March 1, 2005, the Company amended the Sublease to add an additional 6,500 square feet of space upon all the same terms and conditions set forth in the Sublease. In connection with this amendment, the Company paid an up-front fee of $1,690,000 which is being amortized over the respective term of the Sublease.  The future minimum lease payments remaining at March 31, 2005, are approximately $50,599,000 over the term of the Sublease.  In June 2004, the Company indicated its plan to develop the property for occupancy by its Research departments, which currently includes both antibody and small molecule research teams.   The Company has incurred approximately $850,000 in construction in progress which is reflected under Property, plant and equipment, net in the Company’s Consolidated Balance Sheet as of March 31, 2005.  The Company has approximately $18,000 in committed purchase orders related to this project as of March 31, 2005 payable during 2005.

The Company leases its biologics research and corporate headquarters in New York City. In August 2004, the Company modified its existing operating lease for its corporate headquarters in New York City. The modification extends the term of the lease, which was to expire at December 31, 2004, for an additional ten years for a portion of the premises and by an additional four years for the space that houses its Research department. As noted above, the Company plans to consolidate its research departments to its 325 Spring Street, New York location. The future minimum lease payments remaining at March 31, 2005, are approximately $11,676,000 over the term of the lease.

In June 2004, the Company entered into an operating lease for a building located at 59-61 ImClone Drive in Branchburg, New Jersey. The building contains approximately 54,247 square feet of floor area. The lease expires on December 31, 2020 with no option to renew or extend beyond such date. The future minimum lease payments at March 31, 2005 are $10,789,000.

In May 2001, the Company entered into an operating lease for a 4,000 square foot portion of a 15,000 square foot building and an adjacent 6,250 square foot building (collectively the “Brooklyn facility”) in Brooklyn, New York. The Company has completed renovations to the premises and relocated its chemistry and high throughput screening personnel during November 2002, from its corporate headquarters and research facility in downtown New York. The term of the lease is for five years and contains five successive one-year extensions.   The future minimum lease payments under this commitment are $200,000.    Effective February 1, 2005, the Company entered into an operating lease for approximately 2,269 square feet of a building known as 760 Parkside Avenue in Brooklyn, New York. The term of the lease is for fifteen months, to coincide with the term of the Brooklyn facility lease. The future minimum lease payments at March 31, 2005 are $67,000.

(10)         Defined Contribution Plan

All employees of the Company who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan. The 401(k) plan allows eligible employees to defer up to 25 percent of their annual compensation, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. Under the 401(k) plan, the Company, at management’s discretion, may match employee contributions and/or make discretionary contributions. Neither the employee contributions nor voluntary matching contributions are invested in the Company’s securities. Total expense incurred by the Company was $512,000 and $168,000 for the three months ended March 31, 2005 and 2004, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is provided to further the reader’s understanding of the consolidated financial statements, financial condition and results of operations of ImClone Systems in this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the consolidated financial statements and the accompanying notes included in our filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2004.  This discussion contains forward-looking statements based upon current expectations that involve risk and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below as well as other risks detailed in our filings with the SEC.

OVERVIEW

ImClone Systems is a biopharmaceutical company whose mission is to advance oncology care by developing and commercializing a portfolio of targeted treatments designed to address the medical needs of patients with cancer. Our lead product, ERBITUX is a first-of-its-kind antibody approved by the United States Food and Drug Agency (“FDA”) for use in combination with irinotecan in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are refractory to irinotecan-based chemotherapy and for use as a single agent in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are intolerant to irinotecan-based chemotherapy. ERBITUX binds specifically to epidermal growth factor receptor (EGFR, HER1, c-ErbB-1) on both normal and tumor cells, and competitively inhibits the binding of epidermal growth factor (EGF) and other ligands, such as transforming growth factor-alpha. We are conducting, and in some cases have completed, potential registration studies evaluating ERBITUX for the treatment of colorectal, head and neck, lung and pancreatic cancers, as well as other indications.

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

On December 1, 2003, Swissmedic, the Swiss agency for therapeutic products, approved ERBITUX in Switzerland for the treatment of patients with colorectal cancer who no longer respond to standard chemotherapy treatment with irinotecan. On June 30, 2004 Merck KGaA received marketing approval by the European Commission to sell ERBITUX for use in combination with irinotecan for the treatment of patients with EGFR-expressing metastatic colorectal cancer after failure of irinotecan including cytotoxic therapy in all 25 member states of the newly expanded European Union, as well as Iceland and Norway in accordance with local legal regulations. In addition, ERBITUX has been approved in Argentina, Australia, Croatia, Peru, Singapore, Chile and Mexico.

Our revenues, as well as our results of operations, have fluctuated and are expected to continue to fluctuate significantly from period to period due to several factors, including but not limited to:

•the amount and timing of revenues earned from commercial sales of ERBITUX;

•the timing of when we begin to reflect full absorption cost of goods sold on sales of ERBITUX to our corporate partners;

•the timing of recognition of license fees and milestone revenues;

•the status of development of our various product candidates;

•whether or not we achieve specified research or commercialization milestones;

•timely payment by our corporate partners of amounts payable to us;

•legal costs and the outcome of outstanding legal proceedings and investigations; and

•the addition or termination of research programs or funding support and variations in the level of expenses related to our proprietary product candidates during any given period.

As a result of our substantial investment in research and development, we have incurred significant operating losses and have an accumulated deficit of approximately $500 million as of March 31, 2005. We anticipate that our accumulated deficit may continue to decrease in the future as we earn revenues on commercial sales of ERBITUX and generate net income. Although we have historically devoted most of our efforts and resources to research and development, we expect to devote greater efforts and resources to the manufacturing, marketing, and commercialization of ERBITUX. There is no assurance that we will be able to continue to successfully manufacture, market or commercialize ERBITUX or that potential customers will buy ERBITUX. We rely entirely on third party manufacturers for filling and finishing services with respect to ERBITUX. If our current third party manufacturers or critical raw material suppliers fail to meet our expectations, we cannot be assured that we will be able to enter into new agreements with other suppliers or third party manufacturers without an adverse effect on our business.

OUTLOOK

From a financial perspective, we anticipate that our results in 2005 will reflect the following: Royalty revenue will continue to reflect 39% of BMS’ in-market net sales and a range of 4.0%—4.5% of Merck KGaA’s in-market net sales until such time as a contractual minimum of cumulative sales has been reached; thereafter the royalty rate from Merck KGaA will increase. Specifically, by the second half of 2005, we would anticipate this rate to increase to approximately 7.0%-7.5% of Merck’s in-market net sales.  On April 12, 2005, we issued a press release announcing that we are taking additional time to file a sBLA to seek approval of ERBITUX for use as a single agent and in combination with radiation in Squamous Cell Carcinoma of the Head and Neck (SCCHN) with the FDA before the end of the year.  We had previously announced that we intended to submit a sBLA in the second quarter of 2005 and therefore, we were expecting to receive a milestone payment from BMS by the end of 2005.  Due to the expected delay in our sBLA filing with the FDA, we no longer expect to earn a milestone from BMS in 2005.  Therefore, License fees and milestone revenue in 2005 will include the continuing amortization, based on clinical development spending, of the $650 million received thus far from BMS. At comparable or slightly increased rates of spending from the current quarter, amortization of milestones received to date should approximate $100 million in 2005. The selling price to our partners for Manufacturing revenue in 2005 is approximately one-half of the price in 2004, since the 2004 price reflected a significant component of materials sourced from Lonza at significantly higher costs than our own manufacturing costs. Collaborative agreement revenue will continue to include the purchase of ERBITUX for clinical use by our partners, as well as reimbursement of certain regulatory and clinical expenses incurred on behalf of ERBITUX, reimbursement for certain marketing and administrative expenses, and reimbursement for royalty expenses which will approximate 4.5% of U.S. in-market net sales, and approximately 1% of net sales outside the U.S.

We previously estimated that research and development expenses in 2005 would be approximately $100 million.  However, we now estimate that research and development expenses for the full year of 2005 will range between $110-$115 million due to higher than anticipated demand of ERBITUX for clinical use by Merck, based on their most recent inventory supply demand schedule. It should be noted that Collaborative agreement revenue will also increase proportionately, to reflect the reimbursement of ERBITUX for clinical supply. Clinical and regulatory expenses in 2005 are expected to reach approximately $50 million for the full year, as we embark on a number of studies in support of expanded use of ERBITUX as well as Phase I clinical development programs for four pipeline products.  Marketing, general and administrative expenses should approximate $68 million in 2005.  Gross royalty expenses in 2005 for ERBITUX will include approximately 12.75% of U.S. in-market net sales; of which approximately 4.5% of U.S. in-market net sales is reimbursed as a component of collaborative agreement revenue, resulting in a net royalty burden to ImClone of 8.25% related to U.S. in-market net sales. Cost of manufacturing revenue will not be fully reflected on our statement of operations until such time as all previously expensed ERBITUX has been sold through to our partners for either commercial or clinical use. Based on our current expectations of purchases by our partners, we expect to begin to reflect full cost of manufacturing revenue during the third quarter of 2005.  The estimated effective tax rate for 2005 is 1.3%.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Estimates are deemed critical when a different methodology could have reasonably been used or where changes in the estimate from period to period may have a material impact on the Company’s financial condition or results of operations. The Company’s critical accounting policies that require management to make significant judgments, estimates, and assumptions are set forth below. The development and selection of the critical accounting policies, and the related disclosure below have been reviewed with the Audit Committee of the Company’s Board of Directors.

Revenue Recognition—Our revenues are derived from four primary sources: license fees and milestone payments, manufacturing revenue, royalty revenue, and collaborative agreement revenue.

Revenues from license fees and milestone payments primarily consist of up-front license fees and milestone payments received under the Commercial Agreement with BMS and E.R. Squibb, relating to ERBITUX, and milestone payments received under the development and license agreement with Merck KGaA. We recognize all non-refundable up-front license fees as revenues in accordance with the guidance provided in the SEC’s Staff Accounting Bulletins No. 101 and 104. Our most critical application of this policy, to date, relates to the $650,000,000 in license fees received from BMS and E.R. Squibb under the Commercial Agreement which are being deferred and recognized as revenue based upon the actual product research and development costs incurred since September 19, 2001 to date by BMS and E.R. Squibb and ImClone as a percentage of the estimated total of such costs to be incurred over the 17 year term of the Commercial Agreement. The estimated total of such cost is based on the clinical development budget which establishes joint responsibilities that will be carried out by both the Company and BMS and E.R. Squibb for certain clinical and other studies. Of the $650,000,000 in payments received through March 31, 2005, $23,438,000 was recognized as revenue in the first quarter of 2005 and $223,069,000 from the commencement of the Commercial Agreement in 2001 through March 31, 2005. The methodology used to recognize deferred revenue involves a number of estimates and judgments, such as the estimate of total product research and development costs to be incurred under the Commercial Agreement. Changes in these estimates and judgments can have a significant effect on the size and timing of revenue recognition. In addition, if management had chosen a different methodology to recognize the license fee and milestone payments received under the Commercial Agreement, the Company’s financial position and results of operations could have differed materially. For example, if the Company were to recognize the revenues earned from the Commercial Agreement on a straight-line basis over the life of the agreement, the Company would have recognized approximately $10,600,000 and $97,000,000 as revenue for the three months and from the commencement of the Commercial Agreement, respectively, through March 31, 2005. Management believes that the current methodology used to recognize revenues under the Commercial Agreement, which reflects the level of effort consistent with the product development activities, is the most appropriate methodology because it reflects the level of expenditure and activity in the period in which it is being spent as compared to the total expected expenditure over the life of the Commercial Agreement. This cost to cost approach is systematic and rational, it provides a factually supportable pattern to track progress, and is reflective of the level of effort, which varies over time.

Non-refundable upfront payments received from Merck KGaA were deferred due to our significant continuing involvement and are being recognized as revenue on a straight-line basis over the estimated service period because the activities specified in the agreement between the Company and Merck KGaA will be performed over the estimated service period and there is no other pattern or circumstances that indicate a different way in which the revenue is earned. In addition, the development and license agreement with Merck KGaA does not contain any provisions for establishing a clinical budget and none has been established between the parties. This agreement does not call for co-development with the Company in Merck KGaA’s territory; rather Merck KGaA is solely responsible for regulatory efforts in its territory. Non-refundable milestone payments, which represent the achievement of a significant step in the research and development process, pursuant to collaborative agreements other than the Commercial Agreement, are recognized as revenue upon the achievement of the specified milestone. This is because each milestone payment represents the achievement of a substantive step in the research and development process and Merck KGaA has the right to evaluate the technology to decide whether to continue with the research and development program as each milestone is reached.

Manufacturing revenue consists of revenue earned on the sale of ERBITUX to our corporate partners for subsequent commercial sale. The Company recognizes manufacturing revenue when the product is shipped, which is when our partners take ownership and title has passed, collectibility is reasonably assured, the sales price is fixed and determinable, and there is persuasive evidence of an agreement. We are contractually obligated to sell ERBITUX to BMS at our cost of production plus a 10% markup. We sell bulk inventory to Merck KGaA at our full absorption cost of production. The sales price for ERBITUX to BMS in 2004 reflected the weighted average costs of production for inventory produced by Lonza (which was exhausted in 2004) and at our BB36 manufacturing plant.  The sales price to our corporate partners for ERBITUX for commercial distribution in 2005, which is based solely on our costs to produced at our BB36 plant,  is significantly lower (i.e.

roughly one-half) than the price charged to BMS in 2004 since our unit cost to manufacture ERBITUX is significantly lower than the cost paid to Lonza for manufacturing ERBITUX. The continuing level of manufacturing revenue in future periods may fluctuate significantly based on market demand, our cost of production, as well as BMS’s required level of safety stock inventory for ERBITUX.

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

Withholding Taxes—In January 2003, New York State notified the Company that it was liable for the New York State and City income taxes that were not withheld because one or more of the Company’s employees who exercised certain non-qualified stock options in 1999 and 2000 failed to pay New York State and City income taxes for those years. On March 13, 2003, the Company entered into a closing agreement with New York State, paying $4,500,000 to settle the matter. Subsequently, the Company became aware of another potential income and employment tax withholding liability associated with the exercise of certain warrants granted in the early years of the Company’s existence that were held by certain former officers, directors and employees. After the Company informed New York State of the issue relating to the warrants, New York State, in June 2003, notified the Company that it was continuing the previously conducted audit of the Company and was evaluating the terms of the closing agreement to determine whether or not it should be re-opened. On March 31, 2004, the Company entered into a new closing agreement pursuant to which the Company paid New York State an additional $1,000,000 in full satisfaction of all the deficiencies and determinations of withholding taxes for the years 1999-2001. As a result, we utilized $1,000,000 of the liability of $2,815,000 that we previously established for New York withholding taxes on stock options and warrants exercised and recognized a benefit of $1,815,000 as a recovery in the Consolidated Statements of Operations for the three months ended March 31, 2004.

On March 13, 2003, the Company initiated discussions with the Internal Revenue Service (the “IRS”) relating to the federal income taxes applicable to the above noted issues. Although the IRS has not yet asserted that the Company is required to make a payment with respect to such failure to withhold, the IRS may assert that such a liability exists, and may further assert that the Company is liable for interest and penalties. The IRS has commenced audits of the Company’s income tax and employment tax returns for tax years 1999 through 2001. The Company is cooperating fully with the IRS with respect to these audits, and intends to continue to do so.

The Company has not recognized withholding tax liabilities in respect of exercises of certain warrants by Robert F. Goldhammer, one of the four former officers or directors to whom warrants were issued and previously treated as non-compensatory warrants. Based on the Company’s investigation, it believes that, although such warrants were compensatory, such warrants were received by Mr. Goldhammer in connection with the performance of services by him in his capacity as a director, rather than as an employee, and, as such, is not subject to tax withholding requirements. In addition, in 1999, Mr. Goldhammer erroneously received a portion of a stock option grant in the form of incentive stock options, which under federal law may only be granted to employees. There can be no assurance, however, that the IRS will agree with the Company’s position and will not assert that the Company is liable for the failure to withhold income and employment taxes with respect to the exercise of such warrants and any stock options by Mr. Goldhammer. If the Company became liable for the failure to withhold taxes on the exercise of such warrants and any stock options by Mr. Goldhammer, the aggregate potential liability, exclusive of any interest or penalties, would be approximately $8,300,000.

The Company has not recognized accruals for penalties and interest that may be imposed with respect to the withholding tax issues previously described and other related contingencies, including the period covered by the statute of limitations and the Company’s determination of certain exercise dates, because it does not believe that losses from such contingencies are probable, or in the event that any taxing authority makes a claim for penalties or interest, the Company believes that it will be able to settle the total amount asserted (including any liability for taxes) for an amount not in excess of the liability for taxes already accrued with respect to the relevant withholding tax issue. With respect to the statute of limitations and the Company’s determination of certain exercise dates, while the Company does not believe a loss is probable, there is a potential additional liability with respect to these issues that may be asserted by a taxing authority. If taxing authorities assert such issues and prevail related to these withholding tax issues and other related contingencies, including penalties, the liability that could be imposed by taxing authorities would be substantial. The potential interest on the withholding tax liabilities recorded on the Consolidated Balance Sheets could be up to a maximum amount of approximately $8,300,000 at March 31, 2005. Potential additional withholding tax liability on other related contingencies amounts to approximately $8,000,000, exclusive of any interest or penalties, and excluding the amount potentially attributable to Mr. Goldhammer noted above.

Inventories—Until February 12, 2004, all costs associated with the manufacturing of ERBITUX were included in research and development expenses when incurred. Effective February 13, 2004, the date after the Company received approval from the FDA for ERBITUX, we began to capitalize in inventory the cost of manufacturing ERBITUX for commercial sale and will expense such cost as cost of manufacturing revenue at the time of sale. However, as we sell our existing inventory that was previously expensed, there will be a period of time whereby the Company will reflect manufacturing revenue with minimal cost. The cost of manufacturing revenue reflected in the Company’s operating expenses in 2004 and in the first quarter of 2005 therefore, does not reflect full absorption cost of production because a portion of the raw materials, labor and overhead costs incurred to produce the product sold, were previously expensed. Therefore, consistent with 2004, we anticipate that our margin on sales of ERBITUX to our corporate partners will continue to fluctuate from quarter to quarter during 2005.  If the Company had capitalized inventory prior to obtaining FDA approval of ERBITUX, the cost basis of the inventory sold would be at least 90% of manufacturing revenue or a gross margin of approximately 10%, depending on the relative level of sales to BMS and Merck KGaA. Based on our current demand schedules from our corporate partners, we expect that we will begin to reflect full absorption costs of manufacturing revenue sometime during the third quarter of 2005.

Litigation—The Company is currently involved in certain legal proceedings as disclosed in the Notes to the Consolidated Financial Statements. Except for the reserves established as of December 31, 2004 relating to settlements of certain legal proceedings, no additional reserve has been established in our financial statements because we do not believe that such a reserve is required to be established at this time, in accordance with Statement of Financial Standards No. 5. However, if in a future period, events in any such legal proceedings render it probable that a loss will be incurred, and if such loss is reasonably estimable at that time, we will establish such a reserve. Thus, it is possible that legal proceedings may have a material adverse impact on the operating results for that period, on our balance sheet or both.

Long-Lived Assets—We review long-lived assets for impairment when events or changes in business conditions indicate that their full carrying value may not be recovered. Assets are considered to be impaired and written down to fair value if expected associated undiscounted cash flows are less than carrying amounts. Fair value is generally determined as the present value of the expected associated cash flows. We have built BB36 and are building BB50, and purchased a material logistics and warehousing facility and an administrative facility. BB36 is dedicated to the clinical and commercial production of ERBITUX and BB50 will be a multi-use production facility. ERBITUX is currently being produced for clinical studies and commercialization at BB36. The material logistics and warehousing facility includes office space, a storage location and sampling laboratory for ERBITUX. A newly renovated administrative facility houses the clinical, regulatory, sales, marketing, finance, human resources, project management and MIS departments, as well as certain executive and legal offices and other necessities. Based on management’s current estimates, we expect to recover the carrying value of such assets. Changes in regulatory or other business conditions in the future could change our judgments about the carrying value of these facilities, which could result in the recognition of material impairment losses.

Income Taxes—Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Significant estimates are required in determining our provision for income taxes. As of March 31, 2005, the Company continues to reflect a valuation allowance against its total net deferred tax assets because, more likely than not, its net deferred tax assets will not be realized. Although management believes that the valuation allowance as of March 31, 2005 is appropriate, we expect that as we continue to sell ERBITUX to our corporate partners for commercial use and earn royalties and income from operations from the expected commercial sales of ERBITUX, we will need to revise our conclusions regarding the realization of our deferred tax assets due to expected changes in overall levels of pretax earnings. In addition, there may be other factors such as changes in tax laws and future levels of research and development spending that may impact our effective tax rate in the future.

RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

On November 24, 2004 the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 151, Inventory Costs, an amendment of ARB No. 43. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory

Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this accounting pronouncement is not expected to have a material effect on the Company’s consolidated financial statements.

On December 16, 2004 the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123R”). This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for all share-based payment arrangements. On March 29, 2005 the SEC issued Staff Accounting Bulletin No. 107, Share-Based Payment, which summarizes the views of the staff regarding the interaction between Statement 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies.  Statement 123R was originally effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.  However, on April 14, 2005 the SEC announced a new rule that allows companies to implement Statement 123R at the beginning of their fiscal year beginning after June 15, 2005.  As such, the Company will adopt Statement 123R in the first quarter of 2006.  The adoption of this Statement is expected to have a material effect on the Company’s consolidated financial statements.

RESULTS OF OPERATIONS

Selected financial and operating data for the three months ended March 31, 2005 and 2004 are as follows: (in thousands)

	Three Months Ended March 31,
	2005	2004	Variance

Results of Operations:

License fees and milestone revenue	$24,534	$67,498	$(42,964)
Manufacturing revenue	11,019	25,504	(14,485)
Royalty revenue	36,372	7,145	29,227
Collaborative agreement revenue	13,846	10,017	3,829
Total revenues	85,771	110,164	(24,393)

Research and development	21,173	20,211	962
Clinical and regulatory	9,398	7,062	2,336
Marketing, general and administrative	17,623	11,628	5,995
Royalty expense	12,566	2,043	10,523
Cost of manufacturing revenue	743	213	530
Other	—	(1,815)	1,815
Total operating expenses	61,503	39,342	22,161

Operating income	$24,268	$70,822	$(46,554)

Three Months Ended March 31, 2005 and 2004

Revenues

License Fees and Milestone Revenue

License fees and milestone revenue for the three months ended March 31, 2005 of $24,534,000 consists of the recognition of up-front and milestone payments received under the Commercial Agreement with BMS and E.R. Squibb of $23,438,000 and recognition of payments received under the development and license agreements with Merck KGaA of

$1,096,000. The decrease of $42,964,000 from the comparable period in 2004 is due to the fact that we received a milestone payment from BMS of $250,000,000 in the first quarter of 2004, when we obtained FDA approval of ERBITUX resulting in incremental amortization of deferred revenue of approximately $43 million related to the actual product research and development costs incurred from inception through December 31, 2004 as a percentage of the estimated total costs to be incurred over the term of the Commercial Agreement with BMS.  License fees and milestone revenue in 2005 will include the continuing amortization, based on clinical development spending, of the $650 million received thus far from BMS. At comparable or slightly increased rates of spending from the first quarter of 2005, amortization of milestones received to date should approximate $100 million for the full year of 2005.

Manufacturing Revenue

Manufacturing revenue for the three months ended March 31, 2005 of $11,019,000 consists of sales of ERBITUX to our corporate partners for commercial use. The decrease of $14,485,000 from the comparable period in 2004 is due to a combination of lower selling price in 2005 and the absence of the initial stocking purchases by BMS as it was launching the product in the first quarter of 2004.   In accordance with the Commercial Agreement, we are contractually obligated to sell ERBITUX to BMS at our cost of production plus a 10% markup. We sell bulk inventory to Merck KGaA at our full absorption cost of production. There were no sales of ERBITUX to Merck KGaA for commercial supply during the first quarters of 2005 or 2004.  During 2004, the price charged to BMS reflected the weighted average costs of production for inventory previously produced by Lonza and at our BB36 manufacturing plant. During 2004, we sold all inventory produced by Lonza, therefore our costs in 2005 reflect only costs associated with manufacturing inventory at our BB36 manufacturing facility. Therefore, the sales price to our corporate partners in 2005 is significantly lower than the price we charged our partner in 2004 since our unit cost to manufacture ERBITUX is significantly lower than the cost paid to Lonza for manufacturing ERBITUX. The continuing level of manufacturing revenue in future periods may fluctuate significantly based on market demand, our cost of production, as well as BMS’s required level of safety stock inventory for ERBITUX.

Royalty Revenue

Royalty revenue consists of royalty payments earned on the sale of ERBITUX by our partners, BMS and Merck KGaA. Under our agreement with BMS, we are entitled to royalty payments equal to 39% of BMS’s net sales of ERBITUX in the United States and Canada. Under our agreement with Merck KGaA, we are entitled to royalty payments based on a percentage of gross margin of Merck KGaA’s sales of ERBITUX outside the United States and Canada. The increase of $29,227,000 from the comparable period in 2004 is primarily due to an increase in royalty received from BMS of $27,157,000 and an increase in royalty received from Merck in 2005 of approximately $2,100,000. Royalty revenue in 2005 will continue to reflect 39% of BMS’ net in-market sales and a range of 4.0%—4.5% of Merck KGaA’s in-market sales until such time as a contractual minimum of cumulative sales has been reached, thereafter the royalty rate from Merck KGaA will increase. Specifically, by the second half of 2005, we would anticipate this rate to increase to approximately 7.0%-7.5% of Merck’s in-market net sales.

Collaborative Agreement Revenue

Collaborative agreement revenue consists primarily of reimbursements from our partners BMS and E.R. Squibb and Merck KGaA under our collaborative agreements. There are certain categories for which we receive reimbursement from our partners: clinical and regulatory expenses, the cost of ERBITUX supplied to our partners for use in clinical studies, certain marketing and administrative expenses and a portion of royalty expense. During the first quarter of 2005, we earned $13,846,000 in collaborative agreement revenue of which approximately $9,560,000 represents amounts earned from BMS and E.R. Squibb and approximately $4,280,000 represents amounts earned from Merck KGaA, as compared to $10,017,000 earned in the comparable period in 2004, of which $7,854,000 was earned from BMS and E.R. Squibb and $2,163,000 was earned from Merck KGaA. The increase in collaborative agreement revenue of $3,829,000 is principally due to an increase in royalty expense reimbursed by our corporate partners as a result of higher in-market sales.  Collaborative agreement revenue in 2005 will continue to include the purchase of ERBITUX for clinical use by our partners, as well as reimbursement of certain regulatory and clinical expenses incurred on behalf of ERBITUX, reimbursement of certain marketing and administrative expenses, and reimbursement for royalty expenses which will approximate 4.5% of US in-market sales, and approximately 1% of sales outside the U.S.

Research and Development

Research and development expenses in the first quarter of 2005 of $21,173,000 increased by approximately $960,000 from the comparable period in 2004. The increase is primarily due to an increase in costs associated with the development of our non-ERBITUX pipeline. Research and development expenses include costs associated with our in-house and collaborative research programs, product and process development expenses, costs to manufacture ERBITUX (until February 12, 2004) and other product candidates and quality assurance and quality control costs. Research and development includes costs that are reimbursable from our corporate partners. Approximately $4,640,000 and $5,357,000 of costs representing research and development expenses for the three months ended March 31, 2005 and 2004, respectively, were reimbursed and included under collaborative agreement revenue since they represent inventory supplied to our partners for use in clinical studies. We previously estimated that research and development expenses in 2005 would be approximately $100 million.  However, we now estimate that research and development expenses for the full year of 2005 will range between $110-$115 million due to higher than anticipated demand of ERBITUX for clinical use by Merck, based on their most recent inventory supply demand schedule.  It should be noted that Collaborative agreement revenue will also increase proportionately, to reflect the reimbursement of ERBITUX for clinical supply.

Clinical and Regulatory

Clinical and regulatory expenses in the first quarter of 2005 were $9,398,000, an increase of $2,336,000 from the comparable period in 2004. This increase is due to an increase in expenses associated with payments to third parties for clinical trials of approximately $1.2 million and increases in salaries and benefits of approximately $1.0 million as a result of an increase in headcount and merit increases that took effect in January of 2005. Clinical and regulatory expenses consist of costs to conduct our clinical studies and associated regulatory activities.  Approximately $4,160,000 and $3,365,000 of the costs included in this category for the three months ended March 31, 2005 and 2004, respectively, are reflected as revenues under collaborative agreement revenue since they represent costs that are reimbursable by our corporate partners. Clinical and regulatory expenses in 2005 are expected to reach approximately $50 million for the full year, as we embark on a number of studies in support of expanded use of ERBITUX as well as Phase I clinical development programs for four pipeline products.

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

Marketing, general and administrative expenses in the three months ended March 31, 2005 amounted to $17,623,000, an increase of $5,995,000 or 52.0% from the comparable period in 2004. This increase is partly due to increases in salaries and benefits of approximately $3.0 million due to increased headcount and an increase of approximately $2.3 million in professional services fees related to legal, tax consulting and marketing programs. Certain expenses in this category are reimbursable from our corporate partners. Approximately $570,000 and $423,000 of costs representing marketing and general expenses for the three months ended March 31, 2005 and 2004, respectively, are reimbursed and included in collaborative agreement revenue.  Marketing, general and administrative expenses should approximate $68 million in 2005.

Cost of Manufacturing Revenue

Effective February 13, 2004, the Company began to capitalize in inventory the costs of manufacturing of ERBITUX for sale and will expense such costs as cost of manufacturing revenue at the time of commercial sale. However, as we continue to sell inventory that was previously expensed, we will continue to reflect minimum cost of manufacturing revenue since the majority of the cost of such inventory has already been expensed in prior periods as research and development expenses.  Consistent with 2004, we anticipate that our manufacturing revenue margin on sales of ERBITUX to our corporate partners will continue to fluctuate from quarter to quarter until such time as we exhaust all inventory whose costs was expensed as research and development prior to obtaining FDA approval for ERBITUX. The costs of manufacturing revenue in the first quarter of 2005 continues to reflect only costs associated with packaging, filling, labeling and shipping. We anticipate that in the second quarter of 2005, we will begin to reflect incremental costs of manufacturing revenue reflecting partial costs related to batches that were in work-in-process on February 13, 2004.  Based on our current expectations of purchases by our partners, we expect to begin to reflect full cost of manufacturing revenue during the third quarter of 2005.

Royalty Expense

Royalty expense of $12,566,000 for the three months ended March 31, 2005 increased by $10,523,000 from the comparable period in 2004.  Royalty expense consists of obligations related to certain licensing agreements related to ERBITUX.  We are obligated to pay royalties of approximately 12.75% of North American net sales and a low single digit royalty on sales outside of North America, which will increase if sales outside of North America consist of ERBITUX produced in the United States. We receive reimbursements from our corporate partners of 4.5% on North American net sales and a minimum of 1% on sales outside of North America.  After the first quarter of 2006, gross royalty expense due on North American net sales will decrease to 9.75% and our reimbursement on such sales will decrease to 2.5%. Approximately $4,468,000 and $871,000 of royalty expense is reimbursable by our corporate partners and included as collaborative agreement revenue for the three months ended March 31, 2005 and 2004, respectively. We expect that royalty expenses in 2005 for ERBITUX will continue to reflect the same percentages outlined above.

Interest Income and Interest Expense

Interest income for the three months ended March 31, 2005 amounted to $6,757,000, an increase of approximately $6.3 million from the comparable period in 2004. This increase is attributable to the increase in the Company’s cash and cash equivalents and our securities portfolio primarily as a result of the $600,000,000 of convertible debt issued in May 2004.

Interest expense for the first three months ended March 31, 2005 amounted to $1,809,000, an increase of approximately $130,000. The increase is due to higher debt outstanding, partly offset by lower interest rate than in the comparable period of 2004.

Provision for Income Taxes

The estimated effective income tax rate used in calculating the full year 2005 is 1.3% as compared to the federal statutory rate of 35%. The difference from the statutory rate results from the utilization of fully reserved deferred tax assets, primarily the amortization of deferred revenue associated with license fees and milestones, which were taxable in prior periods.

Net Income

For the three months ended March 31, 2005 we had net income of $28,820,000 or $.35 per basic common share and $.33 per diluted common share, compared with net income of $62,736,000 or $.83 per basic and $.76 per diluted common share in the comparable period in 2004. The fluctuation in results was due to the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, our principal sources of liquidity consisted of cash and cash equivalents and securities available for sale of approximately $824 million. Historically, we have financed our operations through a variety of sources, most significantly through the issuance of public and private equity and convertible notes, license fees and milestone payments and reimbursements from our corporate partners. Since the approval of ERBITUX on February 12, 2004, we began to generate royalty revenue and manufacturing revenue from the commercial sale of ERBITUX by our corporate partners and generated income from operations in 2004 and in the first quarter of 2005. As we continue to generate income, our cash flows from operating activities is expected to increase as a source to fund our operations.

SUMMARY OF CASH FLOWS

	Three Months Ended March 31,
	2005	2004	Variance
		(in thousands)
Cash provided by (used in):
Operating activities	$(70,004)	$194,376	$(264,380)
Investing activities	454	(54,729)	55,183
Financing activities	6,617	8,399	(1,782)
Net (decrease) increase in cash and cash equivalents	$(62,933)	$148,046	$(210,979)

Historically our cash flows from operating activities have fluctuated significantly due to the nature of our operations and the timing of our cash receipts. During the three months ended March 31, 2005, we did not generate positive cash flows from operations but used approximately $70 million of cash in operating activities mainly due to the payment of $50 million related to the shareholders lawsuit that we settled in January 2005 and approximately $30 million of royalty and other license related payments to Genentech and Centocor related to 2004, for license agreements that we finalized during January 2005, partially offset by cash generated from operations.  As we have noted in the past, we expect significant fluctuations in our operating cash flows as we continue to transform from a research and development company to a commercial operating entity.

Our primary sources and uses of cash under investing activities consist of purchases and sales activity in our investment portfolio, which we manage based on our liquidity needs, possible business development transactions and amounts used for capital expenditures. During the three months ended March 31, 2005, we generated approximately $450,000 in investing activities as compared to the comparable period in 2004, in which we used $54.7 million from investing activities.  The fluctuation in investing activities is due to the fact that in the first quarter of 2005, we sold a number of securities and used such proceeds to pay for some operating expenses such as the $50 million in settlement of the shareholder litigation.  We expect that in 2005, capital spending will range from $100-$120 million including approximately $30 million of validation and commissioning costs associated with our multiple product manufacturing facility (“BB50”).

Net cash flows provided by financing activities in the three months ended March 31, 2005 decreased by approximately $1.8 million, due to a decrease in the amount of cash generated from the exercise of stock options.

We believe that our existing cash and cash equivalents and marketable securities and our cash provided by operating activities will provide us with sufficient liquidity to support our operations at least through the second quarter of 2006. We are also entitled to reimbursement for certain marketing, royalty expense, and research and development expenditures and certain other payments, some of which are payable contingent upon the achievement of research and development and regulatory milestones. There can be no assurance that we will achieve these milestones. Our future working capital and capital requirements will depend upon numerous factors, including, but not limited to:

•progress and cost of our research and development programs, pre-clinical testing and clinical studies;

•the amount and timing of revenues earned from the commercial sale of ERBITUX;

•our corporate partners fulfilling their obligations to us;

•timing and cost of seeking and obtaining additional regulatory approvals;

•level of resources that we devote to the development of marketing and field operations capabilities;

•costs involved in filing, prosecuting and enforcing patent claims; and legal costs associated with the outcome of outstanding legal proceedings and investigations;

•status of competition; and

•our ability to maintain existing corporate collaborations and establish new collaborative arrangements with other companies to provide funding to support these activities.

The table below presents our contractual obligations and commercial commitments as of March 31, 2005: (in thousands)

		Payments due by Year
	Total	2005	2006	2007	2008	2009	2010 and Thereafter
Long-term debt	$600,000	$—	$—	$—	$—	$—	$600,000
Operating leases obligations	74,295	3,960	5,162	5,146	3,988	4,027	52,012
Purchase obligations	7,236	7,236	—	—	—	—	—
Contract services obligations	16,380	7,200	1,620	1,620	1,350	1,620	2,970
Construction obligations	14,431	14,431	—	—	—	—	—

Total	$712,342	$32,827	$6,782	$6,766	$5,338	$5,647	$654,982

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

The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of March 31, 2005: (in thousands, except interest rates)

	2005	2006	2007	2008	2009	2010 and Thereafter	Total	Fair Value
Fixed Rate	$84,683	$168,002	$202,402	$100,000	$55,000	$20,000	$630,087	$622,371
Average Interest Rate	2.00%	2.96%	3.49%	3.86%	4.33%	4.54%	3.31%
Variable Rate(1)	162,140	—	10,000	1,805	—	11,860	185,805	185,644
Average Interest Rate	2.89%	—	3.00%	1.37%	—	3.64%	2.93%
	$246,823	$168,002	$212,402	$101,805	$55,000	$31,860	$815,892	$808,015

(1)           These holdings consist of U.S. corporate and foreign corporate floating rate notes. Interest on the securities is adjusted monthly, quarterly or semi-annually, depending on the instrument, using prevailing interest rates. These holdings are highly liquid and we consider the potential for loss of principal to be minimal.

Our outstanding 1 3/8% fixed rate convertible senior notes in the principal amount of $600,000,000 due May 15, 2024 are convertible into our common stock at a conversion price of $94.69 per share, subject to certain restrictions as outlined in the indenture agreement. The fair value of fixed interest rate instruments is affected by changes in interest rates and in the case of the convertible notes by changes in the price of our common stock as well. The fair value of the convertible senior notes was approximately $499,500,000 at March 31, 2005.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information that we are required to disclose in the reports that we file or submit under the Exchange Act.

Changes In Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.  Legal Proceedings

A. Litigation

1. Federal Securities Actions

As previously reported, beginning in January 2002, a number of complaints asserting claims under the federal securities laws against the Company and certain of the Company’s directors and officers were filed in the U.S. District Court for the Southern District of New York. Those actions were consolidated under the caption Irvine v. ImClone Systems Incorporated, et al., No. 02 Civ. 0109 (RO).  In the corrected consolidated amended complaint plaintiffs asserted claims against the Company, its former President and Chief Executive Officer, Dr. Samuel D. Waksal, its former Chief Scientific Officer and then-President and Chief Executive Officer, Dr. Harlan W. Waksal, and several of the Company’s other present or former officers and directors, for securities fraud under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b-5, on behalf of a purported class of persons who purchased the Company’s publicly traded securities between March 27, 2001 and January 25, 2002.  The complaint also asserted claims against Dr. Samuel D. Waksal under section 20A of the Exchange Act on behalf of a separate purported sub-class of purchasers of the Company’s securities between December 27, 2001 and December 28, 2001. The complaint generally alleged that various public statements made by or on behalf of the Company or the other defendants during 2001 and early 2002 regarding the prospects for FDA approval of ERBITUX® were false or misleading when made, that the individual defendants were allegedly aware of material non-public information regarding the actual prospects for ERBITUX at the time that they engaged in transactions in the Company’s common stock and that members of the purported stockholder class suffered damages when the market price of the Company’s common stock declined following disclosure of the information that allegedly had not been previously disclosed. The complaint sought to proceed on behalf of the alleged classes described above, sought monetary damages in an unspecified amount and sought recovery of plaintiffs’ costs and attorneys’ fees. On June 3, 2003, the court granted, in part, a motion to dismiss filed by all defendants and dismissed plaintiff’s claims except those asserted against the Company, Dr. Samuel D. Waksal, and Dr. Harlan W. Waksal. On April 14, 2004, the court granted plaintiffs’ motion for class certification. On January 24, 2005, the Company announced that it had reached an agreement in principle to settle the consolidated class action for a cash payment of $75 million, a portion of which will be paid by the Company’s insurers. The parties signed a definitive stipulation of settlement as of March 9, 2005. The Court has scheduled a hearing to consider approval of the proposed settlement on June 24, 2005. As provided for under the settlement documents, the Company has paid $50 million into an escrow account pending final court approval of the settlement. Upon final court approval of the settlement, the Company will pay the remaining $25 million, a portion of which will be paid by the Company’s insurers.

As previously reported, separately, on September 17, 2002, an individual purchaser of the Company’s common stock filed an action (Flynn v. ImClone Systems Incorporated, et al., No. 02 Civ 7499 (RO)) on his own behalf in the U.S. District Court for the Southern District of New York asserting claims against the Company, Dr. Samuel D. Waksal and Dr. Harlan W. Waksal under sections 10(b) and 20(a) of the Exchange Act and Securities and Exchange Commission Rule 10b-5. This matter was settled and dismissed with prejudice in a stipulation and order entered on March 21, 2005.

2. Derivative Actions

As previously reported, beginning on January 13, 2002, and continuing thereafter, nine separate purported shareholder derivative actions were filed against members of the Company’s board of directors, certain of the Company’s present and former officers, and the Company, as nominal defendant, advancing claims based on allegations similar to the allegations in the federal securities class action complaints. Four of these derivative cases were filed in the Delaware Court of Chancery and have been consolidated in that court under the caption In re ImClone Systems Incorporated Derivative Litigation, Cons. C.A. No. 19341-NC. Three of these derivative actions were filed in New York State Supreme Court in Manhattan. All of these state court actions have been stayed in deference to the proceedings in the U.S. District Court for the Southern District of New York, which have been consolidated under the caption In re ImClone Systems, Inc. Shareholder Derivative Litigation, Master File No. 02 CV 163 (RO). A supplemental verified consolidated amended derivative complaint in these consolidated federal actions was filed on August 8, 2003. It asserted, purportedly on behalf of the Company, claims including breach of fiduciary duty by certain current and former members of the Company’s board of directors, among others, based on allegations including that they failed to ensure that the Company’s disclosures relating to the regulatory and marketing prospects for ERBITUX were not misleading and that they failed to maintain adequate controls and to exercise due care with regard to the Company’s ERBITUX application to the FDA. On January 9, 2004, the Company filed a motion to dismiss the complaint due to plaintiffs’ failure to make a pre-suit demand on the Company’s board of directors to institute suit or to allege grounds for concluding that such a demand would have been futile. The individual defendants filed motions on the same date, both joining in the Company’s motion and seeking to dismiss the complaint for failure to state a claim. On January 24, 2005, the Company announced that it had reached an agreement in principle to settle the consolidated derivative action. The parties entered into a definitive stipulation of settlement on March 14, 2005. Under the settlement, the Company will be paid $8.75 million by its insurers, which the Company intends to contribute toward the settlement of the Irvine securities class action described above after deducting amounts awarded by the Court in the derivative action for plaintiffs’ attorney’s fees and expenses in that action, which the Company has agreed not to oppose in an amount up to $875,000.  The settlement is subject to Court approval, which will be considered at a hearing that has been scheduled for June 24, 2005, and is also conditioned upon approval and consummation of the settlement of the Irvine class action.

3.     Bristol-Myers Action

As previously reported, on October 8, 2003, certain mutual funds that are past or present common stockholders of BMS filed an action in New York State court against BMS, certain present or former officers and directors of BMS and the Company asserting that they were misled into purchasing or holding their shares of BMS common stock as a result of various public statements by BMS and certain present or former officers or directors of BMS, and that the Company allegedly aided and abetted certain of these misstatements. The action is styled FSS Franklin Global Health Care Fund, et al. v. Bristol-Myers Squibb Co., et al., Index No. 603168/03. On January 9, 2004, the Company and all of the other defendants served motions to dismiss the complaint for failure to state a cause of action. In December 2004, the plaintiffs filed an amended complaint. The allegation and claims asserted against the Company in the amended complaint were virtually unchanged. On February 11, 2005, all defendants served motions to dismiss the amended complaint. These motions to dismiss have been fully briefed and argument is scheduled for May 13, 2005. The court has not yet ruled upon the motions, and discovery has been stayed during the pendency of the motions.

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

B. Government Inquiries and Investigations

As previously reported, the Company received subpoenas and requests for information in connection with an investigation by the SEC relating to the circumstances surrounding the disclosure of the FDA “refusal to file” letter dated December 28, 2001, and trading in the Company’s securities by certain ImClone Systems insiders in 2001. The Company also received subpoenas and requests for information pertaining to document retention issues in 2001 and 2002, and to certain communications regarding ERBITUX in 2000. On June 19, 2002, the Company received a written “Wells Notice” from the staff of the SEC, indicating that the staff of the SEC is considering recommending that the SEC bring an action against the Company relating to the Company’s disclosures immediately following the receipt of a “refusal to file” letter from the FDA on December 28, 2001 for the Company’s BLA for ERBITUX. The Company filed a Wells submission on July 12, 2002 in response to the staff’s Wells Notice. There have been no recent developments in connection with this SEC investigation.

In January 2003, New York State notified the Company that the Company was liable for the New York State and City income taxes that were not withheld because one or more the Company’s employees who exercised certain non-qualified stock options in 1999 and 2000 failed to pay New York State and City income taxes for those years. On March 13, 2003, the Company entered into a closing agreement with New York State, paying $4,500,000 to settle the matter. The Company believes that substantially all of the underpayment of New York State and City income tax identified by New York State is attributable to the exercise of non-qualified stock options by the Company’s former President and Chief Executive Officer, Dr. Samuel D. Waksal. At the same time, the Company informed the IRS, the SEC and the United States Attorney’s Office, responsible for the prosecution of Dr. Samuel D. Waksal, of this issue. In order to confirm whether the Company’s liability in this regard was limited to Dr. Samuel D. Waksal’s failure to pay income taxes, the Company contacted current and former officers and employees who had exercised non-qualified stock options to confirm that those individuals had properly reported and paid their personal income tax liabilities for the years 1999 and 2000 in which they exercised options, which would reduce or eliminate the Company’s potential liability for failure to withhold income taxes on the exercise of those options. In the course of doing so, the Company became aware of another potential income and employment tax withholding liability associated with the exercise of certain warrants granted in the early years of the Company’s existence that were held by certain former officers, directors and employees, including the Company’s former President and Chief Executive Officer, Samuel D. Waksal, the Company’s former General Counsel, John B. Landes, the Company’s former Chief Scientific Officer, Harlan W. Waksal, and the Company’s former director and Chairman of the Board, Robert F. Goldhammer. Again, the Company promptly informed the IRS, the SEC and the United States Attorney’s Office of this issue. The Company also informed New York State of this issue. On June 17, 2003, New York State notified the Company that based on this issue, they were continuing a previously conducted audit and were evaluating the terms of the closing agreement to determine whether it should be re-opened. On March 31, 2004, the Company entered into a new closing agreement pursuant to which the Company paid New York State an additional $1,000,000 in full satisfaction of all the deficiencies and determinations of withholding taxes for the years 1999-2001. Therefore, the Company has eliminated the liability of $2,815,000 primarily attributable to New York State withholding taxes on stock options and warrants exercised by Dr. Samuel D. Waksal and has recognized a benefit of $1,815,000 as a recovery in the Consolidated Statements of Operations in the first quarter of 2004.

The IRS has commenced audits of the Company’s income tax and employment tax returns for tax years 1999 through 2001. The Company has responded to all requests for information and documents received to date from the IRS and is awaiting further requests or action from the IRS.

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

C. Actions Against Dr. Samuel D. Waksal

As previously reported, on August 14, 2002, after the federal grand jury indictment of Dr. Samuel D. Waksal had been issued but before Dr. Samuel D. Waksal’s guilty plea to certain counts of that indictment, the Company filed an action in New York State Supreme Court seeking recovery of certain compensation, including advancement of certain defense costs, that the Company had paid to or on behalf of Dr. Samuel D. Waksal and cancellation of certain stock options. That action was styled ImClone Systems Incorporated v. Samuel D. Waksal, Index No. 02/602996. On July 25, 2003, Dr. Samuel D. Waksal filed a Motion to Compel Arbitration seeking to have all claims in connection with the Company’s action against him resolved in arbitration. By order dated September 19, 2003, the Court granted Dr. Samuel D. Waksal’s motion and the action was stayed pending arbitration. On September 25, 2003, Dr. Samuel D. Waksal submitted a Demand for Arbitration with the American Arbitration Association (the “AAA”), by which Dr. Samuel D. Waksal asserts claims to enforce the terms of his separation agreement, including provisions relating to advancement of legal fees, expenses, interest and indemnification, for which Dr. Samuel D. Waksal claims unspecified damages of $10 million. The Demand for Arbitration also seeks to resolve the claims that the Company asserted in the New York State Supreme Court action. On November 7, 2003, the Company filed an Answer and Counterclaims by which the Company denied Dr. Samuel D. Waksal’s entitlement to advancement of legal fees, expenses and indemnification, and asserted claims seeking recovery of certain compensation, including stock options, cash payments and advancement of certain defense costs that the Company had paid to or on behalf of Dr. Samuel D. Waksal. In response, on December 15, 2003, Dr. Samuel D. Waksal filed a Reply to Counterclaims. Arbitration hearings in this matter are scheduled to occur in October and November 2005. The Company intends to vigorously defend against the claims asserted in this matter and to vigorously pursue its counterclaims. The Company is unable to predict the outcome of this action at this time. No reserve has been established in the financial statements because the Company does not believe that such a reserve is required to be established at this time under Statement of Financial Accounting Standards No. 5.

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

On June 18, 2004, Dr. Samuel D. Waksal filed an Answer to the Company’s Complaint. Fact discovery in this matter is underway.

D. Intellectual Property Litigation

As previously reported, on October 28, 2003, a complaint was filed by Yeda Research and Development Company Ltd. (“Yeda”) against ImClone Systems and Aventis Pharmaceuticals, Inc. in the U.S. District Court for the Southern District of New York (03 CV 8484). This action alleges and seeks that three individuals associated with Yeda should also be named as co-inventors on U.S. Patent No. 6,217,866. On February 9, 2005, Yeda indicated that they intend to amend their U.S. complaint to seek sole inventorship of the subject patent. The Company is vigorously defending against the claims asserted in this action. The Company is unable to predict the outcome of this action at the present time.

As previously reported, on March 25, 2004, an action was filed in the United Kingdom Patent Office entitled Referrer’s Statement requesting transfer of co-ownership and amendment of patent EP (UK) 0 667 165 to add three Yeda employees as inventors.. Also on March 25, 2004, a German action entitled Legal Action was filed in the Munich District Court I, Patent Litigation Division, seeking to add three Yeda employees as inventors on patent EP (DE) 0 667 165. The Company was not named as a party in these actions that relate to the European equivalent of U.S. Patent No. 6,217,866 discussed above; accordingly, the Company has intervened in the German and the U.K. actions.  Additionally, on or about March 25, 2005 and March 29, 2005, respectively, Yeda filed legal actions in Austria and France against both Aventis and ImClone Systems seeking full inventorship of EP (AU) 0 667 165 and EP (FR) 0 667 165, as well as payment of legal costs and fees.

As previously reported, on May 4, 2004, a complaint was filed against the Company by Massachusetts Institute of Technology (“MIT”) and Repligen Corporation (“Repligen”) in the U.S. District Court for the District of Massachusetts (04-10884 RGS). This action alleges that ERBITUX infringes U.S. Patent No. 4,663,281, which is owned by MIT and exclusively licensed to Repligen. The Company intends to defend vigorously against claims asserted in this action, which is in its early stages. The Company is unable to predict the outcome of this action at the present time.

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

Not applicable

Item 3.  Defaults upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.  Other Information

Not applicable

Item 6.  Exhibits

Exhibit No.	Description	Incorporation by Reference
3.1	Certificate of Incorporation, as amended through December 31, 1998	D (3.1)
3.2	Amendment dated June 4, 1999 to the Company’s Certificate of Incorporation, as amended	H (3.1A)
3.3	Amendment dated June 12, 2000 to the Company’s Certificate of Incorporation, as amended	K (3.1A)
3.4	Amendment dated August 9, 2002 to the Company’s Certificate of Incorporation, as amended	Q (3.1C)
3.5	Amended and Restated By-Laws of the Company	S (3.2)
4.1	Rights Agreement dated as of February 15, 2002 between the Company and EquiServe Trust Company, N.A., as Rights Agent	M (99.2)
4.2	Stockholder Agreement, dated as of September 19, 2001, among Bristol-Myers Squibb Company, Bristol-Myers Squibb Biologics Company and the Company	L (99.2D2)
4.3	Indenture dated as of May 7, 2004 by and between the Company and The Bank of New York, as Trustee and Form of 1 3/8% Convertible Notes Due 2024	V(4.5)
4.4	Registration Rights Agreement dated as of May 7, 2004 by and between the Company, as Issuer, and Morgan Stanley & Co., Incorporated and UBS Securities LLC, as the Initial Purchasers	V(4.6)
10.1	Company’s 1986 Employee Incentive Stock Option Plan, including form of Incentive Stock Option Agreement	A (10.1)
10.2	Company’s 1986 Non-qualified Stock Option Plan, including form of Non-qualified Stock Option Agreement	A (10.2)
10.3	1996 Incentive Stock Option Plan, as amended	O (99.1)
10.4	1996 Non-Qualified Stock Option Plan, as amended	O (99.2)
10.5	ImClone Systems Incorporated 1998 Non-Qualified Stock Option Plan, as amended	O (99.2)
10.6	ImClone Systems Incorporated 2002 Stock Option Plan	Q (99.8)
10.7	ImClone Systems Incorporated 1998 Employee Stock Purchase Plan	I (99.4)
10.8	Option Agreement, dated as of September 1, 1998, between the Company and Ron Martell	F (99.3)
10.9	Option Agreement, dated as of January 4, 1999, between the Company and S. Joseph Tarnowski	J (99.4)
10.10	License Agreement between the Company and the Regents of the University of California dated April 9, 1993	B (10.48)
10.11	Collaboration and License Agreement between the Company and the Cancer Research Campaign Technology, Ltd., signed April 4, 1994, with an effective date of April 1, 1994	B (10.50)
10.12	License Agreement between the Company and Rhone-Poulenc Rorer dated June 13, 1994	C (10.56)
10.13	Development and License Agreement between the Company and Merck KGaA dated December 14, 1998	E (10.70)
10.14	Lease dated as of December 15, 1998 for the Company’s premises at 180 Varick Street, New York, New York	G (10.69)
10.15	Amendment dated March 2, 1999 to Development and License Agreement between the Company and Merck KGaA	G (10.71)
10.16	Acquisition Agreement dated as of September 19, 2001, among the Company, Bristol-Myers Squibb Company and Bristol-Myers Squibb Biologics Company	L(99.D1)
10.17	Development, Promotion, Distribution and Supply Agreement, dated as of September 19, 2001, among the Company, Bristol-Myers Squibb Company and E.R. Squibb & Sons, L.L.C	L (99.D3)
10.18	Employment Agreement, dated as of September 19, 2001, between the Company and S. Joseph Tarnowski, Ph.D	L (99.D10)
10.20	Employment Agreement, dated as of March 19, 2004, between the Company and Daniel S. Lynch.	U (10.1)
10.21	Agreement of Sublease dated October 5, 2001, by and between 325 Spring Street LLC and the Company	O (10.86)
10.22	Promissory Note in the principal amount of $10,000,000, dated October 5, 2001, executed by 325 Spring Street LLC in favor of the Company	O(10.86.1)

10.23	Amendment No. 1 to Development, Promotion, Distribution and Supply Agreement, dated as of March 5, 2002, among the Company, Bristol-Myers Squibb Company and E.R. Squibb & Sons, L.L.C	N (99.2)
10.24	Amendment, dated as of August 16, 2001 to the Development and License Agreement between the Company and Merck KGaA	P (10.88)
10.25	Agreement of Sale and Purchase between 4/33 Building Associates, LP and ImClone Systems Incorporated pertaining to 33 Chubb Way, Branchburg, New Jersey executed as of March 1, 2002	Q (10.92)
10.26

Target Price Contract, dated as of July 15, 2002, between ImClone Systems Incorporated and Kvaerner Process, a division of Kvaerner U.S. Inc., for the Architectural, Engineering, Procurement Assistance, Construction Management and Validation of a Commercial Manufacturing Project in Branchburg, New Jersey

R(10.930)
10.27	Modifications Agreement dated as of December 15, 2000 by an between 180 Varick Street Corporation and the Company	S (10.94)
10.28	Amendment number 4 to the Company’s lease at 180 Varick Street dated August 13, 2004 by and between 180 Varick Street Corporation and the Company	V (10.28)
10.29	ImClone Systems Incorporated Annual Incentive Plan	T (A.C)
10.30*	Supply Agreement between the Company and Lonza Biologics PLC dated March 17, 2005
10.31	ImClone Systems Incorporated Senior Executive Severance Plan	W (10.29)
10.32	ImClone Systems Incorporated Change in Control Plan	W (10.30)
31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*              Filed herewith.

(A)          Previously filed with the Commission; incorporated by reference to Amendment No. 1 to Registration Statement on to Form S-1, File No. 33-61234.

(B)           Previously filed with the Commission; incorporated by reference to the Company’s Annual Report on Form 10-K, File No. 0-19612, for the fiscal year ended December 31, 1993. Confidential Treatment was granted for a portion of this Exhibit.

(C)           Previously filed with the Commission; incorporated by reference to the Company’s Annual Report on Form 10-K, File No. 0-19612, for the fiscal year ended December 31, 1994.

(D)          Previously filed with the Commission; incorporated by reference to the Company’s Quarterly Report on Form 10-Q, File No. 0-19612, for the quarter ended June 30, 1997.

(E)           Previously filed with the Commission; incorporated by reference to the Company’s Registration Statement on Form S-3, File No. 333-67335. Confidential treatment was granted for a portion of this Exhibit.

(F)           Previously filed with the Commission; incorporated by reference to the Company’s Registration Statement on Form S-8, File No. 333-64827.

(G)           Previously filed with the Commission; incorporated by reference to the Company’s Annual Report on Form 10-K, File No. 0-19612, for the fiscal year ended December 31, 1998.

(H)          Previously filed with the Commission; incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(I)            Previously filed with the Commission; incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

(J)            Previously filed with the Commission; incorporated by reference to the Company’s Registration Statement on Form S-8; File No. 333-30172.

(K)          Previously filed with the Commission; incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(L)           Previously filed with the Commission; incorporated by reference to the Company’s Schedule 14D-9 filed on September 28, 2001.

(M)         Previously filed with the Commission; incorporated by reference to the Company’s Current Report on Form 8-K dated February 19, 2002.

(N)          Previously filed with the Commission; incorporated by reference to the Company’s Current Report on Form 8-K dated March 6, 2002.

(O)          Previously filed with the Commission; incorporated by reference to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2001.

(P)           Previously filed with the Commission; incorporated by reference to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2001, and Confidential Treatment has been requested for a portion of this exhibit.

(Q)          Previously filed with the Commission; incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(R)           Previously filed with the Commission; incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(S)           Previously filed with the Commission; incorporated by reference to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2002.

(T)           Previously filed with the Commission; incorporated by reference to the Company’s Proxy Statement for its 2003 Annual Meeting of Shareholders, filed August 21, 2003, as appendix C.

(U)          Previously filed with the Commission; incorporated by reference to the Company’s Current Report on Form 8-K dated March 19, 2004.

(V)           Previously filed with the Commission; incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004

(W)         Previously filed with the Commission; incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMCLONE SYSTEMS INCORPORATED (Registrant)

	By:	/s/ Daniel S. Lynch
Daniel S. Lynch Chief Executive Officer

Date: May 10, 2005

	By:	/s/ Michael J. Howerton
Michael J. Howerton Chief Financial Officer

Date: May 10, 2005