Form 10-Q
period 2005-09-30
IMCLONE SYSTEMS INC/DE
filed 2005-11-08
CIK 765258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 3, 2005
Common Stock, par value $.001	83,964,120 Shares

IMCLONE SYSTEMS INCORPORATED
INDEX

i

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

IMCLONE SYSTEMS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share and share data)
(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$6,663	$79,321
Securities available for sale	782,860	840,451
Prepaid expenses	5,848	4,054
Amounts due from corporate partners less allowances of $388 and $430 at September 30, 2005 and December 31, 2004, respectively	66,490	69,753
Inventories	73,240	40,618
Other current assets	6,601	28,240
Total current assets	941,702	1,062,437
Property, plant and equipment, net	395,618	339,293
Deferred financing costs, net	13,460	16,244
Other assets	15,427	16,802
Total assets	$1,366,207	$1,434,776
LIABILITES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including $3,669 and $2,535 due Bristol-Myers Squibb Company (“BMS”) at September 30, 2005 and December 31, 2004, respectively)	$40,236	$38,492
Accrued expenses (including $7,934 and $3,187 due BMS at September 30, 2005 and December 31, 2004, respectively)	50,654	61,177
Litigation settlement	-	75,900
Withholding tax liability	18,096	18,096
Current portion of deferred revenue	101,679	108,994
Other current liabilities	3,094	1,031
Total current liabilities	213,759	303,690
Deferred revenue, less current portion	278,415	348,814
Long-term debt	600,000	600,000
Deferred rent, less current portion	2,298	3,434
Total liabilities	1,094,472	1,255,938
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 4,000,000 shares; reserved 1,200,000 series B participating cumulative preferred stock, none issued or outstanding	—	—
Common stock, $.001 par value; authorized 200,000,000 shares; issued 84,050,894 and 83,250,146 at September 30, 2005 and December 31, 2004, respectively; outstanding 83,857,636 and 83,056,888 at September 30, 2005 and December 31, 2004, respectively	84	83
Additional paid-in capital	726,914	712,819
Accumulated deficit	(443,153)	(528,955)
Treasury stock, at cost; 193,258 shares at September 30, 2005 and December 31, 2004	(4,300)	(4,300)
Accumulated other comprehensive loss:
Net unrealized loss on securities available for sale	(7,810)	(809)
Total stockholders’ equity	271,735	178,838
Total liabilities and stockholders’ equity	$1,366,207	$1,434,776

See accompanying notes to consolidated financial statements.

IMCLONE SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
License fees and milestone revenue	$27,146	$22,958	$76,171	$108,604
Manufacturing revenue	10,748	29,952	29,661	70,252
Royalty revenue	46,647	34,137	124,810	69,742
Collaborative agreement revenue	21,984	10,414	54,039	32,795
Total revenues	106,525	97,461	284,681	281,393
Operating expenses:
Research and development	28,958	17,635	74,564	56,682
Clinical and regulatory	13,583	7,595	31,357	20,859
Marketing, general and administrative	19,463	14,816	53,919	40,021
Royalty expense	15,165	9,661	42,069	19,340
Cost of manufacturing revenue	3,099	223	4,948	559
Discontinuation of small molecule research program	—	—	6,200	—
Other	—	—	—	(1,815)
Total operating expenses	80,268	49,930	213,057	135,646
Operating income	26,257	47,531	71,624	145,747
Other:
Interest income	(7,025)	(5,169)	(20,575)	(8,076)
Interest expense	1,577	1,962	5,073	6,476
(Gain) loss on sales of securities	—	(20)	16	(131)
Net other	(5,448)	(3,227)	(15,486)	(1,731)
Income before income taxes	31,705	50,758	87,110	147,478
Provision for income taxes	754	10,975	1,308	20,647
Net income	$30,951	$39,783	$85,802	$126,831
Income per common share:
Basic	$0.37	$0.48	$1.03	$1.62
Diluted	$0.35	$0.44	$0.98	$1.45
Shares used in calculation of income per share:
Basic	83,785	82,514	83,561	78,395
Diluted	92,136	94,630	92,287	91,434

See accompanying notes to consolidated financial statements.

IMCLONE SYSTEMS INCORPORATED
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2005
(in thousands, except share data)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Loss	Total
Balance at December 31, 2004	—	$—	83,250,146	$83	$712,819	$(528,955)	$(4,300)	$(809)	$178,838
Options exercised			773,881	1	13,360				13,361
Issuance of shares through employee stock purchase plan			26,867	—	735				735
Comprehensive income:
Net income						85,802			85,802
Other comprehensive loss:
Unrealized loss on marketable securities arising during the period								(7,017)	(7,017)
Less: Reclassification adjustment for realized loss included in net income								(16)	(16)
Total other comprehensive loss								(7,001)	(7,001)
Comprehensive income									78,801
Balance at September 30, 2005	—	$—	84,050,894	$84	$726,914	$(443,153)	$(4,300)	$(7,810)	$271,735

See accompanying notes to consolidated financial statements.

IMCLONE SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$85,802	$126,831
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	9,706	9,664
Amortization of deferred financing costs	2,784	2,181
Expense associated with stock options	—	4,165
Loss on disposal of fixed assets	3,880	—
Other	81	(1,815)
Loss (gain) on securities available for sale, net	16	(131)
Changes in:
Prepaid expenses	(1,794)	(1,895)
Amounts due from corporate partners	3,263	(50,211)
Inventories	(32,622)	(33,981)
Other current assets	21,639	(1,577)
Other assets	1,187	(1,699)
Accounts payable	1,744	1,387
Accrued expenses	(10,523)	14,110
Realized tax benefit from stock options	—	12,109
Litigation settlement	(75,900)	—
Withholding tax liability	—	(1,076)
Other current liabilities	2,063	(1,123)
Deferred revenue	(77,714)	141,455
Other liabilities	(1,136)	374
Net cash (used in) provided by operating activities	(67,524)	218,768
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(69,804)	(75,745)
Purchases of securities available for sale	(425,044)	(2,719,667)
Sales of securities available for sale	408,601	744,125
Maturities of securities available for sale	67,017	1,251,473
		—
Other	—	(8)
Net cash used in investing activities	(19,230)	(799,822)
Cash flows from financing activities:
Proceeds from exercise of stock options	13,361	70,817
Proceeds from issuance of common stock under the employee stock purchase plan	735	598
Proceeds from issuance of 1 3/8% convertible notes	—	600,000
Deferred financing costs	—	(18,510)
Proceeds from issuance of common stock to Merck KGaA	—	5,000
Other	—	(55)
Net cash provided by financing activities	14,096	657,850
Net (decrease) increase in cash and cash equivalents	(72,658)	76,796
Cash and cash equivalents at beginning of period	79,321	30,865
Cash and cash equivalents at end of period	$6,663	$107,661
Supplemental cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$226	$5,444
Taxes	$1,400	$4,630
Non-cash investing and financing activity:
Change in net unrealized loss (gain) in marketable securities	$7,017	$(104)
Options exercised in exchange for mature shares of common stock	$—	$200
Conversion of 5 1/2% subordinated convertible notes into common stock	$—	$239,997
Reclassification of unamortized deferred financing costs on the 5 1/2% subordinated convertible notes to equity	$—	$1,193

See accompanying notes to consolidated financial statements.

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)                                              Business Overview and Basis of Presentation

The accompanying consolidated financial statements of ImClone Systems Incorporated (“ImClone Systems” or the “Company”) as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 are unaudited. The accompanying unaudited consolidated balance sheets, statements of operations, statement of stockholders’ equity and comprehensive income and statements of cash flows have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. The financial statements reflect all adjustments, consisting only of normal, recurring adjustments, which are in the opinion of management, necessary for a fair presentation for the interim periods. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and related revenue and expense accounts and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with GAAP. Actual results could differ materially from those estimates. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC.

The results of operations for the interim periods are not necessarily indicative of results to be expected for the entire fiscal year or any other period. Certain amounts previously reported have been reclassified to conform to the current year’s presentation. In the Consolidated Statement of Cash Flows, the Company has reclassified master notes and other investments of approximately $138.8 million as of September 30, 2004, from cash and cash equivalents to securities available for sale. In addition, the Company has reclassified Collaborative agreement revenue and Royalty expense in 2004 to reflect the reimbursed portion of royalties for agreements that were finalized in January of 2005.

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

On February 12, 2004, the United States Food and Drug Administration (“FDA”) approved ERBITUX® (Cetuximab) Injection for use in combination with irinotecan in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are refractory to irinotecan-based chemotherapy and for use as a single agent in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are intolerant to irinotecan-based chemotherapy. In September 2005, Health Canada approved the use of ERBITUX for use in combination with irinotecan for the treatment of EGFR-expressing metastatic colorectal carcinoma in patients who are refractory to other irinotecan-based chemotherapy regimens and for use as a single agent for the treatment of EGFR expressing, metastatic colorectal carcinoma in patients who are intolerant to irinotecan-based chemotherapy. In August 2005, the Company filed an sBLA to seek approval of ERBITUX for use as a single agent and in combination with radiation in Squamous Cell Carcinoma of the Head and Neck (SCCHN) with the FDA. In October 2005, the FDA notified the Company that it had accepted the sBLA for filing and had granted it priority review.

On December 1, 2003, Swissmedic, the Swiss agency for therapeutic products, approved ERBITUX in Switzerland for the treatment of patients with colorectal cancer who no longer respond to standard chemotherapy treatment with irinotecan. Merck KGaA licensed the right to market ERBITUX outside the United States and Canada from the Company in 1998. In Japan, Merck KGaA has marketing rights to ERBITUX, which are co-exclusive to the co-development rights of the Company and BMS. On June 30, 2004, Merck KGaA received marketing approval by the European Commission to sell ERBITUX for use in combination with irinotecan for the treatment of patients with EGFR-expressing metastatic colorectal cancer after failure of irinotecan including cytotoxic therapy. As of September 30, 2005, Merck KGaA has obtained approval for ERBITUX in 45 countries, with Ecuador, Guatemala, Panama, Philippines and Malaysia approving it during the third quarter of 2005.

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

	Nine Months Ended September 30,
	2005	2004
Expected life (years).	4.47	4.50
Risk free interest rate	3.61%	2.70%
Expected volatility	82.97%	86.00%
Dividend yield	0.00%	0.00%

The following table illustrates the effect on net income and net income per common share if the compensation cost for the Company’s stock option grants had been determined based on the fair value at the grant dates for awards consistent with the fair value method of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”): (in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income as reported	$30,951	$39,783	$85,802	$126,831
Add: Stock-based employee compensation expense included in net income, tax effected	—	43	—	1,500
Deduct: Total stock-based employee compensation expense determined under fair value based method, tax effected	(12,300)	(10,721)	(41,345)	(34,200)
Pro forma net income	$18,651	$29,105	$44,457	$94,131
Net income per common share:
Basic, as reported	$0.37	$0.48	$1.03	$1.62
Basic, pro forma	$0.22	$0.35	$0.53	$1.20
Diluted, as reported	$0.35	$0.44	$0.98	$1.45
Diluted, pro forma	$0.22	$0.33	$0.52	$1.10

For the three months ended September 30, 2005 and 2004, there were approximately 15,328,000 and 1,426,000, respectively, of potential common shares excluded from the pro forma diluted income per share computation and for the nine months ended September 30, 2005 and 2004, there were approximately 14,878,000 and 2,675,000, respectively, of potential common shares excluded from the pro forma diluted income per share computation because their inclusion would have had an anti-dilutive effect. The potential common shares excluded from the computation consist of anti-dilutive stock options for all periods and anti-dilutive shares related to the 1 3/8% convertible notes for the three and nine months ended September 30, 2005. The pro forma effect on net income for the three and nine months ended September 30, 2005 and 2004 are not necessarily indicative of the pro forma effect on future periods’ operating results.

On September 16, 2005, the Board of Directors, upon recommendation of the Compensation Committee of the Board of Directors, approved guidelines governing option grants to be made during calendar year 2006 to the Chairman, Vice Chairman and other non-employee directors to purchase 30,000, 25,000 and 20,000 shares, respectively, of the Company’s common stock. These option grants are anticipated to be made in 2006 pursuant to an equity plan approved by the Company’s shareholders on such dates and further terms and conditions as are approved by the Board of Directors at a later date. In addition, the Board of Directors determined that, beginning in 2006, any non-employee director newly joining the Board of Directors will be entitled to receive a one-time grant of stock options to purchase 20,000 shares of the Company’s common stock upon first becoming a member of the Board of Directors. Such option grants are anticipated to be made pursuant to an equity plan approved by the Company’s shareholders on such dates and further terms and conditions as are approved by the Board of Directors at a later date.

On September 19, 2005 the Company announced the approval by the Board of Directors of a stock repurchase program permitting the repurchase of up to $100 million in aggregate principal amount of outstanding shares of the Company’s common stock during a two year period. The stock repurchase program is to be employed for general corporate purposes, including to offset dilution resulting from future grants of stock options or other dilutive incentive compensation granted to the Company’s employees and directors. Stock repurchases under this program may be made through open market or privately negotiated transactions at such times and in such amounts as the Company deems appropriate, based on a variety of factors such as price, corporate and regulatory requirements and overall market conditions. The stock repurchase program may be limited or terminated at any time without prior notice.

On October 17, 2005, the Compensation Committee of the Board of Directors approved the adoption of a stock option plan for the sole purpose of making one-time grants of stock options to newly hired key employees who have not previously been employees or directors of the Company as an inducement to such persons entering into employment with the Company (the “Inducement Plan”), in accordance with NASDAQ Marketplace Rule 4350(i)(1)(A)(iv). The Inducement Plan permits the Company to issue up to a total of 600,000 “inducement” options to eligible participants to purchase shares of common stock of the Company on terms and conditions set forth therein and in individual award agreements under the Inducement Plan, in each case on terms commensurate with options granted under the Company’s 2002 Stock Option Plan.

Comprehensive Income

The following table reconciles net income to comprehensive income: (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$30,951	$39,783	$85,802	$126,831
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities during the period	(3,829)	903	(7,017)	104
Less: Reclassification adjustment for realized gain (loss) included in net income	—	20	(16)	131
Total other comprehensive income (loss)	(3,829)	883	(7,001)	(27)
Total comprehensive income	$27,122	$40,666	$78,801	$126,804

The tax benefit (expense) on the items included in Other comprehensive income (loss) assuming they were recognized in income would be approximately $38,000 and ($87,000) for the three months ended September 30, 2005 and 2004, respectively, and $70,000 and $4,000 for the nine months ended September 30, 2005 and 2004, respectively.

Fair Value of Financial Instruments

The fair value of the Company’s 1 3/8% convertible senior notes of $600,000,000 was approximately $500,250,000 at September 30, 2005.

(2)                                              Inventories

Inventories are stated at the lower of cost, determined on the first-in-first-out method, or market. Inventories consist of the following: (in thousands)

	September 30, 2005	December 31, 2004
Raw materials and supplies	$17,810	$9,536
Work in process.	52,057	30,082
Finished goods	3,373	1,000
Total	$73,240	$40,618

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

(3)                                              Property, Plant and Equipment

Property, plant and equipment are recorded at cost and consist of the following: (in thousands)

	September 30, 2005	December 31, 2004
Land	$4,899	$4,899
Building	67,323	67,083
Leasehold improvements	13,931	15,518
Machinery and equipment	58,756	55,430
Furniture and fixtures.	4,556	4,265
Construction in progress.	308,388	248,736
Total cost.	457,853	395,931
Less accumulated depreciation and amortization	(62,235)	(56,638)
Property, plant and equipment, net.	$395,618	$339,293

The Company is building a multiple product manufacturing facility (“BB50”) in Branchburg, New Jersey with capacity of up to 110,000 liters (production volume). Management estimates that the 250,000 square foot facility will cost approximately $290,000,000. The actual cost of the new facility may change depending upon various factors. The Company has incurred approximately $279,341,000 in conceptual design, engineering, pre-construction, construction and start up costs (which are included in construction in progress in the preceding table), excluding capitalized interest of approximately $18,647,000, through September 30, 2005. As of September 30, 2005, committed purchase orders totaling approximately $187,592,000 have been placed with subcontractors for equipment related to this project and $72,744,000 for engineering, procurement, construction management and validation costs. Through September 30, 2005, $250,810,000 has been paid relating to these committed purchase orders. All outstanding committed purchase orders as of September 30, 2005 require payment in 2005.

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

The Company has recognized assets at the time of exercise relating to certain individuals. These assets are based on the fact that individuals are required by law to pay their personal income taxes, which relieves the Company of its liability for such withholding taxes, but not interest and penalties, as well as the Company’s determination that these individuals had the means and intention to satisfy their tax liabilities, and legal claims the Company has against these individuals both during and after their employment with the Company. As of September 30, 2005 and December 31, 2004 the Company has recorded $274,000 of withholding tax assets in its Consolidated Balance Sheets.

One former officer and director to whom warrants were issued and previously treated as non-compensatory warrants was the Company’s former Chief Executive Officer, Dr. Samuel D. Waksal. The Company has made demands on Dr. Samuel D. Waksal to pay the taxes associated with the exercise of these warrants and certain non-qualified stock options and to indemnify the Company against any liability that it may incur to taxing authorities in respect of the warrants or non-qualified stock options that were previously exercised. The Company determined that subsequent to the Company’s receipt of a “refusal to file” letter from the FDA on December 28, 2001, with respect to its rolling Biologics License Application for ERBITUX, Dr. Samuel D. Waksal’s financial condition deteriorated and therefore the recoverability of the asset became doubtful. The Company has recorded $18,096,000 of withholding tax liability related to exercise of stock options and warrants and fringe benefits in its Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004.

(6)                                              Income Per Common Share

Basic income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period increased to include all additional common shares that would have been outstanding assuming potentially dilutive common shares had been issued 1) on the exercise of stock options and any proceeds thereof used to repurchase common stock at the average market price during the period and 2) on conversion of convertible debt. In addition, in computing the dilutive effect of convertible debt, the numerator is adjusted to add back the after-tax amount of interest recognized in the period. The number of diluted common shares for the three and nine months ended September 30, 2004 has been adjusted to conform to EITF Issue No. 04-8 “The Effect of Contingently Convertible Debt on Diluted Earnings per Share”. Such adjustment has reduced the previously reported diluted income per share by $0.01 and $0.02 per share for the three and nine months ended September 30, 2004, respectively. There were approximately 8,851,000 and 723,000 of potential common shares excluded from the diluted income per share computation for the three months ended September 30, 2005 and 2004, respectively, because their inclusion would have had an anti-dilutive effect. There were approximately 8,112,000 and 1,644,000, respectively, of potential common shares excluded from the diluted income per share computation for the nine months ended September 30, 2005 and 2004, respectively , because their inclusion would have had an anti-dilutive effect.

Basic and diluted income per common share (EPS) were computed using the following: (in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
EPS Numerator—Basic:
Net income	$30,951	$39,783	$85,802	$126,831
EPS Denominator—Basic:
Weighted-average number of shares of common stock outstanding	83,785	82,514	83,561	78,395
EPS Numerator—Diluted:
Net income	$30,951	$39,783	$85,802	$126,831
Adjustment for interest, net of amounts capitalized and income tax effect	1,536	1,506	4,997	5,569
Net income, adjusted	$32,487	$41,289	$90,799	$132,400
EPS Denominator—Diluted:
Weighted-average number of shares of common stock outstanding	83,785	82,514	83,561	78,395
Effect of dilutive securities:
Stock options	2,015	5,780	2,390	7,013
Convertible subordinated notes	6,336	6,336	6,336	6,026
Dilutive potential common shares	8,351	12,116	8,726	13,039
Weighted-average common shares and dilutive potential common shares	92,136	94,630	92,287	91,434
Basic income per share	$0.37	$0.48	$1.03	$1.62
Diluted income per share	$0.35	$0.44	$0.98	$1.45

(7)                                              Taxes

The Company’s estimated effective income tax rate for 2005 (assuming no milestone is earned from Bristol-Myers Squibb) is approximately 1.0% excluding the effect of the adjustment resulting from the reconciliation of the prior years’ tax provision to its recently filed tax returns. The estimated effective tax rate for the three months ended September 30, 2005 and for the full year, including the adjustment of approximately $440,000 is approximately 2.4% and 1.5%, respectively,  which is less than the federal statutory rate of 35%. The difference from the statutory rate results from the utilization of fully reserved deferred tax assets, primarily the amortization of deferred revenue associated with license fees and milestones, which were taxable in prior periods. As of September 30, 2005, the Company has provided a valuation allowance against its net deferred tax assets because, more likely than not, its net deferred tax assets will not be realized.

(8)                                              Collaborative Agreements

(A)          Merck KGaA

In April 1990, the Company entered into a development and commercialization agreement with Merck KGaA with respect to BEC2 and the recombinant gp75 antigen product candidate. The agreement has been amended a number of times, most recently in December 1997. The agreement grants Merck KGaA a license, with the right to sublicense, to make, have made, use, sell, or have sold BEC2 and gp75 antigen outside North America. The agreement also grants Merck KGaA a license, without the right to sublicense, to use, sell, or have sold, but not to make BEC2 within North America in conjunction with the

Company. Pursuant to the terms of the agreement the Company has retained the rights, (1) without the right to sublicense, to make, have made, use, sell, or have sold BEC2 in North America in conjunction with Merck KGaA and (2) with the right to sublicense, to make, have made, use, sell, or have sold gp75 antigen in North America. In return, the Company has recognized research support payments totaling $4,700,000 and is not entitled to any further research support payments under the agreement. Merck KGaA is also required to make payments of up to $22,500,000, of which $5,000,000 has been received through September 30, 2005, based on milestones achieved in the licensed products’ development.  The Company does not anticipate any additional milestone payments regarding BEC2. Merck KGaA is also responsible for worldwide costs of up to DM17,000,000 associated with a multi-site, multinational Phase III clinical trial for BEC2 in limited disease small-cell lung carcinoma. This expense level was reached during the fourth quarter of 2000 and all expenses incurred from that point forward are being shared 60% by Merck KGaA and 40% by the Company. The Company incurred no expenses and approximately $156,000 in the three months ended September 30, 2005 and 2004, respectively, and $19,000 and $285,000 for the nine months ended September 30, 2005 and 2004, respectively, associated with this agreement. On June 7, 2004, the Company and Merck KGaA announced that the international, randomized Phase III clinical trial of the Companies’ BEC2 cancer vaccine did not meet its primary endpoint of survival. Following the analysis of the Phase III data in small cell lung cancer, the Company and Merck KGaA agreed to discontinue further development of BEC2.

In December 1998, the Company entered into a development and license agreement with Merck KGaA with respect to ERBITUX. In exchange for granting Merck KGaA exclusive rights to market ERBITUX outside of the United States and Canada and co-exclusive development rights in Japan, the Company has received $30,000,000 through September 30, 2005 in up-front cash fees and early cash payments based on the achievement of defined milestones. An additional $30,000,000 has been received through September 30, 2005 based upon the achievement of further milestones for which Merck KGaA received equity in the Company. The equity interests underlying the milestone payments were priced at varying premiums to the then-market price of the common stock depending upon the timing of the achievement of the respective milestones.

Merck KGaA pays the Company a royalty on sales of ERBITUX outside of the United States and Canada. In August 2001, the Company and Merck KGaA amended this agreement to provide, among other things, that Merck KGaA may manufacture ERBITUX for supply in its territory and may utilize a third party to do so upon the Company’s reasonable acceptance. The amendment further released Merck KGaA from its obligations under the agreement relating to providing a guaranty under a $30,000,000 credit facility relating to the build-out of BB36. In addition, the amendment provides that the companies have co-exclusive rights to ERBITUX in Japan, including the right to sublicense and Merck KGaA waived its right of first offer in the case of a proposed sublicense by the Company of ERBITUX in the Company’s territory. In consideration for the amendment, the Company agreed to a reduction in royalties payable by Merck KGaA on sales of ERBITUX in Merck KGaA’s territory.

In September 2002, the Company entered into a binding term sheet, effective as of April 15, 2002, for the supply of ERBITUX to Merck KGaA, which replaces previous supply arrangements. The term sheet provides for Merck KGaA to purchase bulk and finished ERBITUX ordered from the Company during the term of the December 1998 development and license agreement at a price equal to the Company’s fully loaded cost of goods. The term sheet also provided for Merck KGaA to use reasonable efforts to enter into its own contract manufacturing agreements for supply of ERBITUX and obligates Merck KGaA to reimburse the Company for costs associated with transferring technology and any other services requested by Merck KGaA relating to establishing its own manufacturing or contract manufacturing capacity. Amounts due from Merck KGaA related to these arrangements totaled approximately $20,178,000 and $8,096,000 at September 30, 2005 and December 31, 2004, respectively, and are included in amounts due from corporate partners in the Consolidated Balance Sheets. The Company recorded collaborative agreement revenue related to these arrangements in the Consolidated Statements of Operations totaling approximately $11,194,000 and $883,000 for the three months ended September 30, 2005 and 2004, respectively, and $22,136,000 and $4,651,000 for the nine months ended September 30, 2005 and 2004, respectively. Of these amounts, $10,548,000 and $92,000 for the three months ended September 30, 2005 and 2004, respectively, and $19,045,000 and $2,261,000 for the nine months ended September 30, 2005 and 2004, respectively, related to reimbursable costs associated with supplying ERBITUX to Merck KGaA for use in clinical trials. The related manufacturing costs in 2004 and a portion in 2005 of the ERBITUX sold to Merck KGaA was produced and expensed prior to February 13, 2004 when the related raw materials were purchased and the associated direct labor and overhead was consumed since the Company did not have approval to sell ERBITUX. Reimbursable clinical and regulatory expenses  totaled approximately $0 and $328,000 for the three months ended September 30, 2005 and 2004, respectively, and $928,000 and $1,142,000 for the nine months ended September 30, 2005 and 2004, respectively. These amounts have been recorded as clinical and regulatory expenses, and also as collaborative agreement revenue in the Consolidated Statements of Operations. In the three months ended September 30, 2005, the Company issued a credit memo in the amount of $130,000 to Merck KGaA which has been recorded as a reduction to collaborative agreement revenue. Reimbursable general and administrative expenses and royalty expenses were incurred and totaled approximately $776,000 and $463,000 for the three months ended September 30, 2005 and 2004, respectively, and $2,163,000 and $1,248,000 for the nine months ended September 30, 2005 and 2004, respectively. These amounts have been recorded as marketing, general and administrative expenses, royalty expense, and also as collaborative agreement revenue in the Consolidated Statements of Operations. The Company has a liability due Merck KGaA of approximately $1,909,000, and $2,059,000 as of September 30, 2005 and December 31, 2004, respectively.

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

Development of the Product—Responsibilities associated with clinical and other ongoing studies are apportioned between the parties as determined by the product development committee described below. The Commercial Agreement provides for the establishment of clinical development plans setting forth the activities to be undertaken by the parties for the purpose of obtaining marketing approvals, providing market support and developing new indications and formulations of the product. After transition of responsibilities for certain clinical and other studies, each party is primarily responsible for performing the studies designated to it in the clinical development plans. In the United States and Canada, the Commercial Agreement provides that E.R. Squibb is responsible for 100% of the cost of all clinical studies other than those studies undertaken post-launch which are not pursuant to an IND (e.g. Phase IV studies), the cost of which is shared equally between E.R. Squibb and ImClone Systems. As between E.R. Squibb and ImClone Systems, each is responsible for 50% of the costs of all studies in Japan. The Company has also agreed, and may agree in the future, to share with E.R. Squibb, on terms other than the foregoing, costs of clinical trials that the Company believes are not potentially registrational but should be undertaken prior to launch in the United States, Canada or Japan. The Company has incurred $4,789,000 and $1,237,000 pursuant to such cost sharing for the three months ended September 30, 2005 and 2004, respectively, and $10,077,000 and $5,958,000 for the nine months ended September 30, 2005 and 2004, respectively. In addition, to the extent that in 2005 and 2006 the Company and BMS exceed the contractual maximum registrational costs for clinical development, the Company has agreed to share such cost with BMS. For the three and nine months ended September 30, 2005, the Company has recorded approximately $1.8 million related to this commitment.  The Company has also incurred $293,000 and $153,000 for the three months ended September 30, 2005 and 2004, respectively, and $958,000 and $595,000 for the nine months ended September 30, 2005 and 2004, respectively, related to the agreement with respect to development in Japan. Except as otherwise agreed upon by the parties, the Company will own all registrations for the product and is primarily responsible for the regulatory activities leading to registration in each country. E.R. Squibb will be primarily responsible for the regulatory activities in each country after the product has been registered in that country. Pursuant to the terms of the Commercial Agreement, as amended, Andrew G. Bodnar, M.D., J.D., Senior Vice President, Strategy and Medical & External Affairs of BMS, and a member of the Company’s Board of Directors, is entitled to oversee the implementation of the clinical and regulatory plan for ERBITUX.

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

Amounts due from BMS related to this agreement totaled approximately $46,312,000 and $61,621,000 at September 30, 2005 and December 31, 2004, respectively, and are included in amounts due from corporate partners in the Consolidated Balance Sheets. The Company recorded collaborative agreement revenue related to this agreement in the Consolidated Statements of Operations totaling approximately $10,787,000 and $9,539,000 for the three months ended September 30, 2005 and 2004, respectively, and $31,891,000 and $28,087,000 for the nine months ended September 30, 2005 and 2004, respectively. Of these amounts, $2,154,000 and $1,922,000 for the three months ended September 30, 2005 and 2004, respectively, and $7,172,000 and $10,264,000 for the nine months ended September 30, 2005 and 2004, respectively, related to reimbursable costs associated with supplying ERBITUX for use in clinical trials associated with this agreement. The majority of the related manufacturing costs in 2004 and a portion in 2005 were expensed prior to February 13, 2004 before the Company obtained approval to sell ERBITUX or, in the case of contract manufacturing, when such services were performed. Reimbursable clinical and regulatory expenses were incurred and totaled approximately $3,467,000 and $3,071,000 for the three months ended September 30, 2005 and 2004, respectively, and $10,338,000 and $8,605,000 for the nine months ended September 30, 2005 and 2004, respectively. These amounts have been recorded as clinical and regulatory expenses and also as collaborative agreement revenue in the Consolidated Statements of Operations. Reimbursable marketing and general expenses and royalty expenses were incurred and totaled approximately $5,166,000 and $4,546,000 for the three months ended September 30, 2005 and 2004, respectively, and $14,381,000 and $9,218,000 for the nine months ended September 30, 2005 and 2004, respectively. These amounts have been recorded as marketing, general and administrative expenses, royalty expense, and also as collaborative agreement revenue in the Consolidated Statements of Operations.

License fees and milestone revenue consists of the following: (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
BMS:
ERBITUX license fee revenue	$27,049	$22,861	$74,882	$108,257
Merck KGaA:
ERBITUX and BEC2 license fee revenue	97	97	1,289	289
Other license fee revenue	—	—	—	58
Total license fees and milestone revenue	$27,146	$22,958	$76,171	$108,604

Royalty revenue consists of the following: (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
BMS	$41,715	$32,804	$113,828	$67,474
Merck KGaA	4,881	1,332	10,887	2,203
Other	51	1	95	65
Total royalty revenue	$46,647	$34,137	$124,810	$69,742

Collaborative agreement revenue from corporate partners consists of the following: (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
BMS	$10,787	$9,539	$31,891	$28,087
Merck KGaA	11,194	875	22,136	4,657
Other	3	—	12	51
Total collaborative agreement revenue	$21,984	$10,414	$54,039	$32,795

Amounts due from corporate partners consists of the following: (in thousands)

	September 30, 2005	December 31, 2004
BMS:
ERBITUX	$46,312	$61,621
Merck KGaA:
ERBITUX and BEC2	20,178	8,132
Total amounts due from corporate partners	$66,490	$69,753

Deferred revenue consists of the following: (in thousands)

	September 30, 2005	December 31, 2004
BMS:
ERBITUX commercial agreement	$375,487	$450,368
Merck KGaA:
ERBITUX development and license agreement	2,944	3,111
Prepayment of ERBITUX supplied for medical affairs program	—	2,544
Development and commercialization agreement	1,663	1,785
Total deferred revenue	380,094	457,808
Less: current portion	(101,679)	(108,994)
Total long-term deferred revenue	$278,415	$348,814

(C)                                            UCB S.A.

In August 2005, the Company entered into a Collaboration and License Agreement with UCB S.A., a company registered in Belgium, for the development and commercialization of CDP-791, UCB’s novel, investigational PEGylated diFab antibody targeting the vascular endothelial growth factor receptor-2 (“VEGFR-2”). No upfront or milestone payments are payable under the Agreement. The Agreement provides that the Company and UCB S.A will share equally all agreed upon development costs for CDP-791 as well as worldwide profits derived from the commercialization of CDP-791 in indications jointly pursued by the parties. The Company will also receive an incremental single-digit royalty on net sales worldwide for such indications. Under certain circumstances, one party may be entitled to pursue (in its territory) an indication independently of the other party, which retains the option to join in the development or commercialization at a later stage. The Company has exclusive commercialization rights to CDP-791 in North America, with UCB receiving such rights in Europe, Japan, and the rest of the world.

(9)                                              Discontinuation of Small Molecule Program

On May 11, 2005, the Company announced a plan to discontinue its small molecule research program. This decision was made after evaluating the Company’s investment in such program against the time horizon before commercial benefits would be realized.  As a result of this decision, the Company has reflected in the Consolidated Statements of Operations for the nine months ended September 30, 2005 approximately $6,200,000 of costs associated with the discontinuation of this program. Such costs include approximately $2,260,000 of costs related to severance for 45 employees that were terminated, $3,880,000 of costs related to the write-off of fixed assets used in such program and approximately $60,000 of contract termination costs related to the cancellation of the lease at the Brooklyn facility where the employees were conducting such research. All of these costs were expensed as of June 30, 2005. As of June 30, 2005, the Company had a liability of approximately $1,580,000 reflected in Accrued expenses, of which approximately $1,520,000 related to termination benefits and approximately $60,000 related to contract termination expenses.  As of September 30, 2005, the Company has a liability of approximately $125,000 reflected in Accrued expenses, which relates to termination benefits. The reduction in the accruals from June 30, 2005 as compared to September 30, 2005 is due to payments made. The disposition of this program is substantially complete and the Company expects the majority of the remaining termination benefits to be paid by December 31, 2005.

(10)                                       Commitments and Contingencies

Beginning in January 2002, a number of complaints asserting claims under the federal securities laws against the Company and certain of the Company’s directors and officers were filed in the U.S. District Court for the Southern District of New York. Those actions were consolidated under the caption Irvine v.

ImClone Systems Incorporated, et al., No. 02 Civ. 0109 (RO). In the corrected consolidated amended complaint, plaintiffs asserted claims against the Company, its former President and Chief Executive Officer, Dr. Samuel D. Waksal, its former Chief Scientific Officer and then-President and Chief Executive Officer, Dr. Harlan W. Waksal, and several of the Company’s other present or former officers and directors, for securities fraud under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b5, on behalf of a purported class of persons who purchased the Company’s publicly traded securities between March 27, 2001 and January 25, 2002. The complaint also asserted claims against Dr. Samuel D. Waksal under section 20A of the Exchange Act on behalf of a separate purported sub-class of purchasers of the Company’s securities between December 27, 2001 and December 28, 2001. The complaint generally alleged that various public statements made by or on behalf of the Company or the other defendants during 2001 and early 2002 regarding the prospects for FDA approval of ERBITUX were false or misleading when made, that the individual defendants were allegedly aware of material non-public information regarding the actual prospects for ERBITUX at the time that they engaged in transactions in the Company’s common stock and that members of the purported stockholder class suffered damages when the market price of the Company’s common stock declined following disclosure of the information that allegedly had not been previously disclosed. The complaint sought to proceed on behalf of the alleged classes described above, sought monetary damages in an unspecified amount and sought recovery of plaintiffs’ costs and attorneys’ fees. On January 24, 2005, the Company announced that it had reached an agreement in principle to settle the consolidated class action for a cash payment of $75 million, a portion of which would be paid by the Company’s insurers. The parties signed a definitive stipulation of settlement as of March 9, 2005. As provided for under the stipulation of settlement, on March 11, 2005, the Company paid $50 million into an escrow account, subject to Court approval of the proposed settlement. On July 29, 2005 the Court approved the proposed settlement. On August 5, 2005, the Company paid the remaining $25 million into the escrow account, with such funds to be held in and distributed pursuant to the terms of the settlement. As of  September 30, 2005, the Company has collected from its insurers all of the outstanding receivable amounting to $20.5 million, which was reflected as a receivable in Other current assets, as of December 31, 2004. The amount received from the insurers includes $8.75 million, less attorneys fees of $875,000 that was paid to the Company under the derivative settlement discussed below.

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

Beginning on January 13, 2002, and continuing thereafter, nine separate purported shareholder derivative actions were filed against members of the Company’s board of directors, certain of the Company’s present and former officers, and the Company, as nominal defendant, advancing claims based on allegations similar to the allegations in the federal securities class action complaints. Four of these derivative cases were filed in the Delaware Court of Chancery and have been consolidated in that court under the caption In re ImClone Systems Incorporated Derivative Litigation, Cons. C.A. No. 19341-NC. Three of these derivative actions were filed in New York State Supreme Court in Manhattan. All of these state court actions have been stayed in deference to the proceedings in the U.S. District Court for the Southern District of New York, which have been consolidated under the caption In re ImClone Systems, Inc. Shareholder Derivative Litigation, Master File No. 02 CV 163 (RO). A supplemental verified consolidated amended derivative complaint in these consolidated federal actions was filed on August 8, 2003. It asserted, purportedly on behalf of the Company, claims including breach of fiduciary duty by certain current and former members of the Company’s board of directors, among others, based on allegations including that they failed to ensure that the Company’s disclosures relating to the regulatory and marketing prospects for ERBITUX were not misleading and that they failed to maintain adequate controls and to exercise due care with regard to the Company’s ERBITUX application to the FDA. On January 9, 2004, the Company filed a motion to dismiss the complaint due to plaintiffs’ failure to make a pre-suit demand on the Company’s board of directors to institute suit or to allege grounds for concluding that such a demand would have been futile. The individual defendants filed motions on the same date, both joining in the Company’s motion and seeking to dismiss the complaint for failure to state a claim. On January 24, 2005, the Company announced that it had reached an agreement in principle to settle the consolidated derivative action. The parties entered into a definitive stipulation of settlement on March 14, 2005, which was approved by the Court on July 29, 2005. In August 2005, the Company received $8.75 million from its insurers, which was contributed toward the settlement of the Irvine securities class action described above, after deducting $875,000 for Court awarded plaintiffs’ attorney’s fees and expenses.

On October 8, 2003, certain mutual funds that are past or present common stockholders of BMS filed an action in New York State court against BMS, certain present or former officers and directors of BMS and the Company asserting that they were misled into purchasing or holding their shares of BMS common stock as a result of various public statements by BMS and certain present or former officers or directors of BMS, and that the Company allegedly aided and abetted certain of these misstatements. The action was styled FSS Franklin Global Health Care Fund, et al. v. Bristol-Myers Squibb Co., et al., Index No. 603168/03. On June 1, 2005, an agreement to settle this action was reached. Under the terms of the settlement, BMS agreed to pay the plaintiffs $89 million in exchange for the termination of the plaintiffs’ claims. The Company is not responsible to pay any portion of the settlement amount and has made no admission of wrongdoing. Pursuant to the terms of the settlement agreement, the action was voluntarily dismissed with prejudice by a stipulation filed on June 16, 2005.

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

The Company and Dr. Samuel D. Waksal have entered into an agreement in principle to settle the foregoing actions, providing for, among other things,  judgments in both actions to be obtained in the Company’s favor. The settlement would include the payment of director and officer legal fee expense indemnification by the Company, for which the Company recorded a reserve of approximately $1.9 million in the third quarter of 2005.

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

On October 28, 2003, a complaint was filed by Yeda Research and Development Company Ltd. (“Yeda”) against ImClone Systems and Aventis Pharmaceuticals, Inc. in the U.S. District Court for the Southern District of New York (03 CV 8484). This action alleges and seeks that three individuals associated with Yeda should also be named as co-inventors on U.S. Patent No. 6,217,866. On June 7, 2005, Yeda amended their U.S. complaint to seek sole inventorship of the subject patent. On November 4, 2005, the Court denied the Company’s motion for summary judgment with respect to this matter, as filed with the Court on June 24, 2005.  The Company is vigorously defending against the claims asserted in this action. The Company is unable to predict the outcome of this action at the present time.

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

On May 4, 2004, a complaint was filed against the Company by Massachusetts Institute of Technology (“MIT”) and Repligen Corporation (“Repligen”) in the U.S. District Court for the District of Massachusetts (04-10884 RGS). This action alleges that ERBITUX infringes U.S. Patent No. 4,663,281, which is owned by MIT and exclusively licensed to Repligen. The Company is vigorously defending against claims asserted in this action. Fact discovery is ongoing. The Company is unable to predict the outcome of this action at the present time.

No reserve has been established in the financial statements for any of the Yeda or MIT and Repligen actions because the Company does not believe that such a reserve is required to be established at this time under Statement of Financial Accounting Standards No. 5.

The Company is developing a fully human monoclonal antibody, referred to as IMC-11F8, which it intends to commercialize outside the United States and Canada. The Company believes it has the right to do so under its existing development and license agreement with Merck KGaA. However, Merck KGaA has advised the Company that it believes that IMC-11F8 could be covered under the development and license agreement with Merck KGaA and that it could therefore have the exclusive rights to market IMC-11F8 outside the United States and Canada and co-exclusive development rights in Japan, for which it would pay the same royalty as it pays for ERBITUX. See “Corporate Collaborations—Collaborations with Merck KGaA” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The Company believes that IMC-11F8 is not covered under the Merck KGaA development and license agreement. In agreement with Merck KGaA, the Company submitted this dispute to binding arbitration through an expedited process outside of the provisions of the development and license agreement. If successful in the arbitration, Merck KGaA averred that it is entitled to certain unspecified damages under the development and license agreement. Merck KGaA has subsequently taken the position that the expedited arbitration provision is no longer valid and the Company has sued Merck KGaA in federal court in the Southern District of New York to either enforce the arbitration provisions previously agreed to or to have the court decide the question of whether IMC-11F8 is or is not covered under the development and license agreement with Merck KGaA. While the Company intends to vigorously defend its position as it relates to IMC-11F8 in arbitration, in federal court or any other form of dispute resolution, there can be no assurance that its position will prevail, and it is unable at this time to predict the outcome of these proceedings. No reserve has been established in the financial statements for these proceedings because the Company does not believe that such a reserve is required to be established at this time under Statement of Financial Accounting Standards No. 5.

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

The Company has not recognized accruals for penalties and interest that may be imposed with respect to the withholding tax issues previously described and other related contingencies, including the period covered by the statute of limitations and the Company’s determination of certain exercise dates, because it does not believe that losses from such contingencies are probable, or in the event that any taxing authority makes a claim for penalties or interest, the Company believes that it will be able to settle the total amount asserted (including any liability for taxes) for an amount not in excess of the liability for taxes already accrued with respect to the relevant withholding tax issue. With respect to the statute of limitations and the Company’s determination of certain exercise dates, while the Company does not believe a loss is probable, there is a potential additional liability with respect to these issues that may be asserted by a taxing authority. If taxing authorities assert such issues and prevail related to these withholding tax issues and other related contingencies, including penalties, the liability that could be imposed by taxing authorities would be substantial. The potential interest on the withholding tax liabilities recorded on the Consolidated Balance Sheets could be up to a maximum amount of approximately $9,100,000 at September 30, 2005. Potential additional withholding tax liability on other related contingencies amounts to approximately $8,000,000, exclusive of any interest or penalties, and excluding the amount potentially attributable to Mr. Goldhammer noted above.

In October 2001, the Company entered into a sublease (the “Sublease”) for a four-story building at 325 Spring Street, New York, New York, which includes approximately 100,000 square feet of usable space. The Sublease has a term of 22 years, followed by two five-year renewal option periods. In order to induce the sublandlord to enter into the Sublease, the Company made a loan to the sublandlord in the principal amount of a $10,000,000 note receivable, of which $8,913,000 is outstanding as of September 30, 2005. The loan is secured by a leasehold mortgage on the prime lease as well as a collateral assignment of rents by the sublandlord. The loan is payable by the sublandlord over 20 years and bears interest at 5 ½ % in years one through five, 6 ½ % in years six through ten, 7 ½ % in years eleven through fifteen and 8 ½ % in years sixteen through twenty. In addition, the Company paid the owner a consent fee in the amount of $500,000. Effective March 1, 2005, the Company amended the Sublease to add an additional 6,500 square feet of space upon all the same terms and conditions set forth in the Sublease. In connection with this amendment, the Company paid an up-front fee of $1,690,000 which is being amortized, as a reduction in lease expense, over the respective term of the Sublease. The future minimum lease payments remaining at September 30, 2005, are approximately $49,282,000 over the term of the Sublease. The Company is in the process of developing the property for occupancy by its Research department in late 2006.

The Company leases its research and corporate headquarters in New York City. In August 2004, the Company modified its existing operating lease for its corporate headquarters in New York City. The modification extends the term of the lease, which was to expire at December 31, 2004, for an additional ten years for a portion of the premises and by an additional four years for the space that houses its Research department. As noted above, the Company plans to move its research department to its 325 Spring Street, New York location. The future minimum lease payments remaining at September 30, 2005, are approximately $10,757,000 over the term of the lease.

In June 2004, the Company entered into an operating lease for a building located at 59-61 ImClone Drive in Branchburg, New Jersey. The building contains approximately 54,247 square feet of floor area. The lease expires on December 31, 2022 with no option to renew or extend beyond such date. The future minimum lease payments at September 30, 2005 are $10,467,000.

In May 2001, the Company entered into an operating lease for a 4,000 square foot portion of a 15,000 square foot building and an adjacent 6,250 square foot building (collectively the “Brooklyn facility”) in Brooklyn, New York. Effective February 1, 2005, the Company entered into an additional operating lease for approximately 2,269 square feet of a building known as 760 Parkside Avenue in Brooklyn, New York. These facilities were used by our Small Molecule program, which the Company decided in May 2005 to discontinue. The Company has terminated these lease agreements and has no further obligations to the landlord.

In August 2005, the Company entered into an operating lease for a portion of a building located at 41A ImClone Drive in Branchburg, New Jersey. The Company is leasing approximately 10,704 square feet of floor area. The lease expires on August 31, 2010 with two options to renew for five additional years each. The future minimum lease payments at September 30, 2005 are $512,000.

(11)                                       Defined Contribution Plan

All employees of the Company who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan. The 401(k) plan allows eligible employees to defer up to 25 percent of their annual compensation, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. Under the 401(k) plan, the Company, at management’s discretion, may match employee contributions and/or make discretionary contributions. Neither the employee contributions nor voluntary matching contributions are invested in the Company’s securities. Total expense incurred by the Company was $463,000 and $127,000 for the three months ended September 30, 2005 and 2004, respectively, and $1,473,000 and $431,000 for the nine months ended September 30, 2005 and 2004, respectively.

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

On February 12, 2004, the FDA approved ERBITUX for use in combination with irinotecan in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are refractory to irinotecan-based chemotherapy and for use as a single agent in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are intolerant to irinotecan-based chemotherapy. In September 2005, Health Canada approved the use of ERBITUX for use in combination with irinotecan for the treatment of EGFR-expressing metastatic colorectal carcinoma in patients who are refractory to other irinotecan-based chemotherapy regimens and for use as a single agent for the treatment of EGFR-expressing, metastatic colorectal carcinoma in patients who are intolerant to irinotecan-based chemotherapy. In August 2005, the Company filed an sBLA to seek approval of ERBITUX for use as a single agent and in combination with radiation in Squamous Cell Carcinoma of the Head and Neck (SCCHN) with the FDA. In October 2005, the FDA notified us that it had accepted the sBLA for filing and had granted it priority review.

On December 1, 2003, Swissmedic, the Swiss agency for therapeutic products, approved ERBITUX in Switzerland for the treatment of patients with colorectal cancer who no longer respond to standard chemotherapy treatment with irinotecan. On June 30, 2004, Merck KGaA received marketing approval by the European Commission to sell ERBITUX for use in combination with irinotecan for the treatment of patients with EGFR-expressing metastatic colorectal cancer after failure of irinotecan including cytotoxic therapy. As of September 30, 2005, Merck KGaA has obtained approval for ERBITUX in 45 countries, with Ecuador, Guatemala, Panama, Philippines and Malaysia approving it during the third quarter of 2005.

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

As a result of our substantial investment in research and development, we have incurred significant operating losses and have an accumulated deficit of approximately $443.2 million as of September 30, 2005. We anticipate that our accumulated deficit may continue to decrease in the future as we earn revenues on commercial sales of ERBITUX and generate net income. Although we have historically devoted most of our efforts and resources to research and development, we expect to devote greater efforts and resources to the manufacturing, marketing, and commercialization of ERBITUX. There is no assurance that we will be able to continue to successfully manufacture, market or commercialize ERBITUX or that potential customers will buy ERBITUX. We rely entirely on third party manufacturers for filling and finishing services with respect to ERBITUX. If our current third party manufacturers or critical raw material suppliers fail to meet our expectations, we cannot be assured that we will be able to enter into new agreements with other suppliers or third party manufacturers without an adverse effect on our business.

OUTLOOK

We anticipate that our results in 2005 will reflect the following: Royalty revenue will continue to reflect 39% of BMS’ in-market net sales and a range of 6.5%-7.5% of Merck KGaA’s in-market net sales. Due to the delay in our sBLA filing for the treatment of SCCHN with the FDA, we no longer expect to earn a milestone from BMS in 2005. Therefore, License fees and milestone revenue in 2005 will include the continuing amortization, based on clinical development spending, of the $650 million received thus far from BMS. At a comparable rate of spending from the current quarter, amortization of milestones received to date should slightly exceed $100 million in 2005. The selling price to our partners for Manufacturing revenue in 2005 is approximately one-half of the price in 2004, since the 2004 price reflected a significant component of materials sourced from Lonza at significantly higher costs than our own manufacturing costs. Collaborative agreement revenue will continue to include the purchase of ERBITUX for clinical use by our partners, as well as reimbursement of certain regulatory and clinical expenses incurred on behalf of ERBITUX, reimbursement for certain marketing and administrative expenses, and reimbursement for royalty expenses which will approximate 4.5% of U.S. in-market net sales, and approximately 1% of  net sales outside the U.S.

We estimate that research and development expenses for the full year of 2005 will range between $110-$115 million reflecting higher than anticipated demand of ERBITUX for clinical use by Merck, based on their most recent inventory demand schedule. Clinical and regulatory expenses in 2005 are expected to be between $48-$50 million for the full year, as we embark on a number of studies in support of expanded use of ERBITUX as well as Phase I clinical development programs for our pipeline products. Marketing, general and administrative expenses should approximate $68 million in 2005. As a result of a reduction in the royalty obligation beginning in the third quarter of 2005, gross royalty expenses have decreased from approximately 12.75% to 12.25% of U.S. in-market net sales; of which approximately 4.5% of U.S. in-market net sales is reimbursed as a component of collaborative agreement revenue, resulting in a net royalty burden to ImClone of 7.75% related to U.S. in-market net sales. Cost of manufacturing revenue will not be fully reflected on our statement of operations until such time as all partially expensed ERBITUX has been sold through to our partners for either commercial or clinical use. We expect that cost of manufacturing revenue will continue to reflect increased costs as we consume inventory that was partially expensed prior to February 13, 2004. We anticipate that the transition period until we begin to reflect full absorption costs of manufacturing revenue, may take, depending on the demand schedule from our partners, approximately one additional quarter. The effective tax rate for the full year of 2005 (assuming no milestone is earned from Bristol-Myers Squibb) is estimated to be 1% excluding the effect of an adjustment recorded in the third quarter of 2005, of approximately $440,000, resulting from the reconciliation of the prior years’ tax provision to our recently filed tax returns.

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

Revenues from license fees and milestone payments primarily consist of up-front license fees and milestone payments received under the Commercial Agreement with BMS and E.R. Squibb, relating to ERBITUX, and milestone payments received under the development and license agreement with Merck KGaA. We recognize all non-refundable up-front license fees as revenues in accordance with the guidance provided in the SEC’s Staff Accounting Bulletin No. 104. Our most critical application of this policy, to date, relates to the $650,000,000 in license fees received from BMS and E.R. Squibb under the Commercial Agreement which are being deferred and recognized as revenue based upon the actual product research and development costs incurred since September 19, 2001 to date by BMS and E.R. Squibb and ImClone as a percentage of the estimated total of such costs to be incurred over the 17 year term of the Commercial Agreement. The estimated total of such costs is based on the clinical development budget which establishes joint responsibilities that will be carried out by both the Company and BMS and E.R. Squibb for certain clinical and other studies. Of the $650,000,000 in payments received through September 30, 2005, $27,049,000 was recognized as revenue in the third quarter of 2005 and $274,513,000 from the commencement of the Commercial Agreement in 2001 through September 30, 2005. The methodology used to recognize deferred revenue involves a number of estimates and judgments, such as the estimate of total product research and development costs to be incurred under the Commercial Agreement. Changes in these estimates and judgments can have a significant effect on the size and timing of revenue recognition. In addition, if management had chosen a different methodology to recognize the license fee and milestone payments received under the Commercial Agreement, the Company’s financial position and results of operations could have differed materially. For example, if the Company were to recognize the revenues earned from the Commercial Agreement on a straight-line basis over the life of the agreement, the Company would have recognized approximately $10,600,000 and $118,200,000 as revenue for the three months and from the commencement of the Commercial Agreement, respectively, through September 30, 2005. Management believes that the current methodology used to recognize revenues under the Commercial Agreement, which reflects the level of effort consistent with the product development activities, is the most appropriate methodology because it reflects the level of expenditure and activity in the period in which it is being spent as compared to the total expected expenditure over the life of the Commercial Agreement. This cost to cost approach is systematic and rational, it provides a factually supportable pattern to track progress, and is reflective of the level of effort, which varies over time.

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

Manufacturing revenue consists of revenue earned on the sale of ERBITUX to our corporate partners for subsequent commercial sale. The Company recognizes manufacturing revenue when the product is shipped, which is when our partners take ownership and title has passed, collectibility is reasonably assured, the sales price is fixed or determinable, and there is persuasive evidence of an arrangement. We are contractually obligated to sell ERBITUX to BMS at our cost of production plus a 10% markup. We sell bulk inventory to Merck KGaA at our full absorption cost of production. The sales price for ERBITUX to BMS in 2004 reflected the weighted average costs of production for inventory produced by Lonza (which was exhausted in 2004) and at our BB36 manufacturing plant. The sales price to our corporate partners for ERBITUX for commercial distribution in 2005, which is based solely on our costs to produce at our BB36 plant,  is significantly lower (i.e. roughly one-half) than the price charged to BMS in 2004 since our unit cost to manufacture ERBITUX is significantly lower than the cost paid to Lonza for manufacturing ERBITUX. The continuing level of manufacturing revenue in future periods may fluctuate significantly based on market demand, our cost of production, as well as BMS’s required level of safety stock inventory for ERBITUX.

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

The Company has not recognized accruals for penalties and interest that may be imposed with respect to the withholding tax issues previously described and other related contingencies, including the period covered by the statute of limitations and the Company’s determination of certain exercise dates, because it does not believe that losses from such contingencies are probable, or in the event that any taxing authority makes a claim for penalties or interest, the Company believes that it will be able to settle the total amount asserted (including any liability for taxes) for an amount not in excess of the liability for taxes already accrued with respect to the relevant withholding tax issue. With respect to the statute of limitations and the Company’s determination of certain exercise dates, while the Company does not believe a loss is probable, there is a potential additional liability with respect to these issues that may be asserted by a taxing authority. If taxing authorities assert such issues and prevail related to these withholding tax issues and other related contingencies, including penalties, the liability that could be imposed by taxing authorities would be substantial. The potential interest on the withholding tax liabilities recorded on the Consolidated Balance Sheets could be up to a maximum amount of approximately $9,100,000 at September 30, 2005. Potential additional withholding tax liability on other related contingencies amounts to approximately $8,000,000, exclusive of any interest or penalties, and excluding the amount potentially attributable to Mr. Goldhammer noted above.

Inventories—Until February 12, 2004, all costs associated with the manufacturing of ERBITUX were included in research and development expenses when incurred. Effective February 13, 2004, the date after the Company received approval from the FDA for ERBITUX, we began to capitalize in inventory the cost of manufacturing ERBITUX for commercial sale and will expense such cost as cost of manufacturing revenue at the time of sale. However, as we sell our existing inventory that was previously expensed, there will be a period of time whereby the Company will reflect manufacturing revenue with minimal cost. The cost of manufacturing revenue reflected in the Company’s operating expenses in 2004 and through the nine months of 2005 therefore, does not reflect full absorption cost of production because a portion of the raw materials, labor and overhead costs incurred to produce the product sold, were previously expensed. Therefore, consistent with 2004, we anticipate that our margin on sales of ERBITUX to our corporate partners will continue to fluctuate from quarter to quarter during 2005. If the Company had capitalized inventory prior to obtaining FDA approval of ERBITUX, the cost basis of the inventory sold would be approximately 90% of manufacturing revenue or a gross margin of approximately 10%, depending on the relative level of sales to BMS and Merck KGaA. We expect that cost of manufacturing revenue will continue to reflect incremental costs as we consume inventory that was partially expensed prior to February 13, 2004. We anticipate that the transition period until we begin to reflect full absorption costs of manufacturing revenue, may take, depending on the demand schedule from our partners, approximately one additional quarter.

Litigation—The Company is currently involved in certain legal proceedings as disclosed in the Notes to the Consolidated Financial Statements. Except for the reserve established as of September 30, 2005 of $1.9 million for legal fee expense indemnification relating to a probable settlement of certain legal proceedings with the Company’s former chief executive officer, no other significant reserve has been established in our financial statements because we do not believe that such a reserve is required to be established at this time, in accordance with Statement of Financial Standards No. 5. However, if in a future period, events in any such legal proceedings render it probable that a loss will be incurred, and if such loss is reasonably estimable at that time, we will establish such a reserve. Thus, it is possible that legal proceedings may have a material adverse impact on the operating results for that period, on our balance sheet or both.

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

Income Taxes—Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Significant estimates are required in determining our provision for income taxes. As of September 30, 2005, the Company continues to reflect a valuation allowance against its total net deferred tax assets because, more likely than not, its net deferred tax assets will not be realized. Although management believes that the valuation allowance as of September 30, 2005 is appropriate, we expect that as we continue to sell ERBITUX to our corporate partners for commercial use and earn royalties and income from operations from the expected commercial sales of ERBITUX, we will need to revise our conclusions regarding the realization of our deferred tax assets due to expected changes in overall levels of pretax earnings. In addition, there may be other factors such as changes in tax laws and future levels of research and development spending that may impact our effective tax rate in the future.

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

RESULTS OF OPERATIONS

Selected financial and operating data for the three and nine months ended September 30, 2005 and 2004 are as follows: (in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Variance	2005	2004	Variance
Revenues:
License fees and milestone revenue	$27,146	$22,958	$4,188	$76,171	$108,604	$(32,433)
Manufacturing revenue	10,748	29,952	(19,204)	29,661	70,252	(40,591)
Royalty revenue	46,647	34,137	12,510	124,810	69,742	55,068
Collaborative agreement revenue	21,984	10,414	11,570	54,039	32,795	21,244
Total revenues	$106,525	$97,461	$9,064	$284,681	$281,393	$3,288

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Variance	2005	2004	Variance
Operating Expenses:
Research and development	$28,958	$17,635	$11,323	$74,564	$56,682	$17,882
Clinical and regulatory	13,583	7,595	5,988	31,357	20,859	10,498
Marketing, general and administrative	19,463	14,816	4,647	53,919	40,021	13,898
Royalty expense	15,165	9,661	5,504	42,069	19,340	22,729
Cost of manufacturing revenue	3,099	223	2,876	4,948	559	4,389
Discontinuation of small molecule research program	—	—	—	6,200	—	6,200
Other	—	—	—	—	(1,815)	1,815
Total operating expenses	$80,268	$49,930	$30,338	$213,057	$135,646	$77,411

Three Months Ended September 30, 2005 and 2004

Revenues

License Fees and Milestone Revenue

License fees and milestone revenue for the three months ended September 30, 2005 of $27,146,000 consists of the recognition of up-front and milestone payments received under the Commercial Agreement with BMS and E.R. Squibb of $27,049,000 and recognition of payments received under the development and license agreements with Merck KGaA of $97,000. The increase of $4,188,000 from the comparable period in 2004 is due to increases in clinical development spending by BMS and us. License fees and milestone revenue in 2005 will include the continuing amortization, based on clinical development spending, of the $650 million received thus far from BMS. At a comparable rate of spending from the third quarter of 2005, amortization of milestones received to date should slightly exceed $100 million for the full year of 2005.

Manufacturing Revenue

Manufacturing revenue for the three months ended September 30, 2005 of $10,748,000 consists of sales of ERBITUX to our corporate partners for commercial use. The decrease of $19,204,000 from the comparable period in 2004 is mainly due to lower selling price and lower volume purchases this quarter as compared to the prior period.  In accordance with the Commercial Agreement, we are contractually obligated to sell ERBITUX to BMS at our cost of production plus a 10% markup. We sell bulk inventory to Merck KGaA at our full absorption cost of production. There were no sales of ERBITUX to Merck KGaA for commercial supply during the third quarters of 2005 or 2004. During 2004, the price charged to BMS reflected the weighted average costs of production for inventory previously produced by Lonza and at our BB36 manufacturing plant. During 2004, we depleted all inventory produced by Lonza, therefore our costs in 2005 reflect only costs associated with manufacturing inventory at our BB36 manufacturing facility. Therefore, the sales price to our corporate partners in 2005 is significantly lower than the price we charged our partner in 2004 since our unit cost to manufacture ERBITUX is significantly lower than the cost paid to Lonza for manufacturing ERBITUX. The continuing level of manufacturing revenue in future periods may fluctuate significantly based on market demand, our cost of production, as well as BMS’s required level of safety stock inventory for ERBITUX.

Royalty Revenue

Royalty revenue consists primarily of royalty payments earned on the sale of ERBITUX by our partners, BMS and Merck KGaA. Under our agreement with BMS, we are entitled to royalty payments equal to 39% of BMS’s net sales of ERBITUX in the United States and Canada. Under our agreement with Merck KGaA, we are entitled to royalty payments based on a percentage of gross margin of Merck

KGaA’s sales of ERBITUX outside the United States and Canada. The increase of $12,510,000 from the comparable period in 2004 is primarily due to an increase in royalty received from BMS of $8,911,000 and an increase in royalty received from Merck in 2005 of approximately $3,551,000. Royalty revenue in the fourth quarter of  2005 will continue to reflect 39% of BMS’ net in-market net sales and a range of 6.5%-7.5% of Merck KGaA’s in-market net sales.

Collaborative Agreement Revenue

Collaborative agreement revenue consists primarily of reimbursements from our partners BMS and E.R. Squibb and Merck KGaA under our collaborative agreements. There are certain categories for which we receive reimbursement from our partners: clinical and regulatory expenses, the cost of ERBITUX supplied to our partners for use in clinical studies, certain marketing and administrative expenses and a portion of royalty expense. During the third quarter of 2005, we earned $21,984,000 in collaborative agreement revenue, of which approximately $10,787,000 represents amounts earned from BMS and E.R. Squibb and approximately $11,194,000 represents amounts earned from Merck KGaA, as compared to $10,414,000 earned in the comparable period in 2004, of which $9,539,000 was earned from BMS and E.R. Squibb and $875,000 was earned from Merck KGaA. The increase in collaborative agreement revenue of $11,570,000 is principally due to an increase in reimbursement for clinical drugs of approximately $10.7 million and an increase of approximately $1.3 million in royalty expense reimbursed by our corporate partners as a result of higher in-market sales. Collaborative agreement revenue in 2005 will continue to include the purchase of ERBITUX for clinical use by our partners, as well as reimbursement of certain regulatory and clinical expenses incurred on behalf of ERBITUX, reimbursement of certain marketing and administrative expenses and reimbursement for royalty expenses, which will approximate 4.5% of US in-market net sales and approximately 1% of net sales outside the U.S.

Expenses

Research and Development

Research and development expenses in the third quarter of 2005 of $28,958,000 increased by approximately $11,323,000 from the comparable period in 2004. The increase is primarily due to shipments of ERBITUX to our partners for clinical studies of approximately $8.0 million and an increase in costs associated with the development of our non-ERBITUX pipeline. Research and development expenses include costs associated with our in-house and collaborative research programs, product and process development expenses, costs to manufacture ERBITUX (until February 12, 2004) and other product candidates and quality assurance and quality control costs. Research and development includes costs that are reimbursable from our corporate partners. Approximately $12,702,000 and $2,014,000 of costs representing research and development expenses for the three months ended September 30, 2005 and 2004, respectively, were reimbursed and included under collaborative agreement revenue since they represent inventory supplied to our partners for use in clinical studies. We estimate that research and development expenses for the full year of 2005 will range between $110-$115 million.

Clinical and Regulatory

Clinical and regulatory expenses in the third quarter of 2005 were $13,583,000, an increase of $5,988,000 from the comparable period in 2004. The increase is due to an increase of approximately $5,170,000 due BMS for reimbursement of clinical expenses and an increase in salaries and benefits of approximately $1,120,000, slightly offset by a decrease in third party clinical trial costs. Clinical and regulatory expenses consist of costs to conduct our clinical studies and associated regulatory activities. Approximately $3,337,000 and $3,399,000 of the costs included in this category for the three months ended September 30, 2005 and 2004, respectively, are reflected as revenues under collaborative agreement revenue since they represent costs that are reimbursable by our corporate partners. Clinical and regulatory expenses are expected to be between $48-$50 million for the full year of 2005, as we embark on a number of studies in support of expanded use of ERBITUX as well as Phase I clinical development programs for our pipeline products.

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

Marketing, general and administrative expenses in the three months ended September 30, 2005 amounted to $19,463,000, an increase of $4,647,000 or 31% from the comparable period in 2004. This increase is partly due to increases in salaries and benefits of approximately $1,500,000 due to increased headcount and an increase of approximately $900,000 in professional services fees related to legal, tax consulting and marketing programs. This category also includes a charge related to establishing a legal reserve of approximately $1.9 million for legal fee expense indemnification related to a probable settlement of certain legal proceedings with our former chief executive officer. Certain expenses in this category are reimbursable from our corporate partners. Approximately $411,000 and $812,000 of costs representing marketing and general expenses for the three months ended September 30, 2005 and 2004, respectively, are reimbursed and included in collaborative agreement revenue. Marketing, general and administrative expenses should approximate $68 million in 2005.

Cost of Manufacturing Revenue

Effective February 13, 2004, we began to capitalize in inventory the costs of manufacturing of ERBITUX for sale and will expense such costs as cost of manufacturing revenue at the time of commercial sale. However, as we continue to sell inventory that was previously expensed, we will continue to reflect minimum cost of manufacturing revenue since the majority of the cost of such inventory has already been expensed in prior periods as research and development expenses. Consistent with 2004, we anticipate that our manufacturing revenue margin on sales of ERBITUX to our corporate partners will continue to fluctuate from quarter to quarter until such time as we exhaust all inventory whose costs, or partial costs, was expensed as research and development prior to obtaining FDA approval for ERBITUX. The costs of manufacturing revenue in the third quarter of 2005 reflects a combination of inventory sold with  costs consisting only of  packaging, filling, labeling and shipping and certain inventory with partial costs related to batches that were in work-in-process on February 13, 2004. Cost of manufacturing revenue in the third quarter of 2005 as a percentage of manufacturing revenue increased to 29%, resulting in a  gross margin of approximately 71% as compared to a gross margin in the second quarter of 2005 of 86%. As previously disclosed, as we consume more inventory that was partially expensed, the cost of our inventory will continue to increase until we reach full absorption costs. Consistent with this quarter, the costs of manufacturing revenue in the fourth quarter of 2005 are expected to continue to reflect increased costs as we consume most of the  inventory that was partially expensed prior to February 13, 2004. We expect that the transition period until we begin to reflect full absorption costs of manufacturing revenue, may take, depending on the demand schedule from our partners, approximately one additional quarter.

Royalty Expense

Royalty expense of $15,165,000 for the three months ended September 30, 2005 increased by $5,504,000 from the comparable period in 2004 due to increases in in-market sales. Royalty expense consists of obligations related to certain licensing agreements related to ERBITUX. Prior to the third quarter of 2005, we were obligated to pay royalties of approximately 12.75% of North American in-market net sales and a low single digit royalty on sales outside of North America, which will increase if sales outside of North America consist of ERBITUX produced in the United States. Beginning in the third quarter of 2005, gross royalty expense has decreased as a percentage of net sales in North America from 12.75% to 12.25% as the result of a reduction in the royalty obligation. We receive reimbursements from our corporate partners of 4.5% on North American net sales and a minimum of 1% on net sales outside of North America. After the first quarter of 2006, gross royalty expense due on North American net sales will decrease to 9.25% and our reimbursement on such sales will decrease to 2.5%. Approximately $5,531,000 and $4,189,000 of royalty expense is reimbursable by our corporate partners and included as collaborative agreement revenue for the three months ended September 30, 2005 and 2004, respectively. We expect that royalty expenses in 2005 for ERBITUX will continue to reflect the same percentages outlined above.

Interest Income and Interest Expense

Interest income for the three months ended September 30, 2005 amounted to $7,025,000, an increase of approximately $1.9 million from the comparable period in 2004. This increase is attributable to increases in interest rates from the comparable period in 2004.

Interest expense for the three months ended September 30, 2005 amounted to $1,577,000, a decrease of approximately $385,000. The decrease is due to the fact that we capitalized more interest in the third quarter of 2005 than in the comparable period of 2004, as a result of an increase in the balance of assets qualifying for interest capitalization.

Provision for Income Taxes

The estimated effective income tax rate for 2005 (assuming no milestone is earned from Bristol-Myers Squibb) is approximately 1.0% excluding the effect of the adjustment resulting from the reconciliation of the prior years’ tax provision to our recently filed tax returns. The estimated effective tax rate for the three months ended September 30, 2005 and for the full year, including the adjustment of approximately $440,000 is approximately 2.4% and 1.5%, respectively, which is less than the federal statutory rate of 35%. The difference from the statutory rate results from the utilization of fully reserved deferred tax assets, primarily the amortization of deferred revenue associated with license fees and milestones, which were taxable in prior periods.

Net Income

For the three months ended September 30, 2005 we had net income of $30,951,000 or $.37 per basic common share and $.35 per diluted common share, compared with net income of $39,783,000 or $.48 per basic and $.44 per diluted common share in the comparable period in 2004. The fluctuation in results was due to the factors noted above.

Nine Months Ended September 30, 2005 and 2004

Revenues

License Fees and Milestone Revenue

License fees and milestone revenue for the nine months ended September 30, 2005 of $76,171,000 consists of the recognition of up-front and milestone payments received under the Commercial Agreement with BMS and E.R. Squibb of $74,882,000 and recognition of payments received under the development and license agreements with Merck KGaA of $1,289,000. The decrease of $32,433,000 from the comparable period in 2004 is due to the fact that we received a milestone payment from BMS of $250,000,000 in the first quarter of 2004, when we obtained FDA approval of ERBITUX resulting in incremental amortization of deferred revenue of approximately $43 million related to the actual product research and development costs incurred from inception through December 31, 2003 as a percentage of the estimated total costs to be incurred over the term of the Commercial Agreement with BMS, partly offset by an increase in clinical spend. License fees and milestone revenue in 2005 will include the continuing amortization, based on clinical development spending, of the $650 million received thus far from BMS. At a comparable rate of spending from the third quarter of 2005, amortization of milestones received to date should slightly exceed $100 million for the full year.

Manufacturing Revenue

Manufacturing revenue for the nine months ended September 30, 2005 of $29,661,000 consists of sales of ERBITUX to our corporate partners for commercial use. The decrease of $40,591,000 from the comparable period in 2004 is due to a combination of lower selling price in 2005, the absence of the initial stocking purchases by BMS as it was launching the product in the first quarter of 2004 and lower volume purchases in the third quarter of 2005.  In accordance with the Commercial Agreement, we are contractually obligated to sell ERBITUX to BMS at our cost of production plus a 10% markup. We sell bulk inventory to Merck KGaA at our full absorption cost of production. There were no sales of ERBITUX to Merck KGaA for commercial supply during the nine months ended September 30, 2005 and 2004. During 2004, the price charged to BMS reflected the weighted average costs of production for inventory previously produced by Lonza and at our BB36 manufacturing plant. During 2004, we depleted all inventory produced by Lonza, therefore, our costs in 2005 reflect only costs associated with manufacturing inventory at our BB36 manufacturing facility. Therefore, the sales price to our corporate partners in 2005 is significantly lower than the price we charged our partner in 2004 since our unit cost to manufacture ERBITUX is significantly lower than the cost paid to Lonza for manufacturing ERBITUX. The continuing level of manufacturing revenue in future periods may fluctuate significantly based on market demand, our cost of production, as well as BMS’s required level of safety stock inventory for ERBITUX.

Royalty Revenue

Royalty revenue consists primarily of royalty payments earned on the sale of ERBITUX by our partners, BMS and Merck KGaA. Under our agreement with BMS, we are entitled to royalty payments equal to 39% of BMS’s in-market net sales of ERBITUX in the United States and Canada. Under our agreement with Merck KGaA, we are entitled to royalty payments based on a percentage of gross margin of Merck KGaA’s sales of ERBITUX outside the United States and Canada. The increase of $55,068,000 from the comparable period in 2004 is primarily due to an increase in royalty received from BMS of $46,354,000 and an increase in royalty received from Merck in 2005 of approximately $8,684,000 as a result of an increase in  net sales. Royalty revenue in the fourth quarter of 2005 will continue to reflect 39% of BMS’ in-market net sales and  a range of 6.5%-7.5% of Merck KGaA’s in-market net sales.

Collaborative Agreement Revenue

Collaborative agreement revenue consists primarily of reimbursements from our partners BMS and E.R. Squibb and Merck KGaA under our collaborative agreements. There are certain categories for which we receive reimbursement from our partners: clinical and regulatory expenses, the cost of ERBITUX supplied to our partners for use in clinical studies, certain marketing and administrative expenses and a portion of royalty expense. During the nine months ended September 30, 2005, we earned $54,039,000 in collaborative agreement revenue, of which approximately $31,891,000 represents amounts earned from

BMS and E.R. Squibb and approximately $22,136,000 represents amounts earned from Merck KGaA, as compared to $32,795,000 earned in the comparable period in 2004, of which $28,087,000 was earned from BMS and E.R. Squibb and $4,657,000 was earned from Merck KGaA. The increase in collaborative agreement revenue of $21,244,000 is principally due to an increase in reimbursement for clinical drugs of approximately $13.7 million and an increase of approximately $6.7 million in royalty expense reimbursed by our corporate partners as a result of higher in-market sales. Collaborative agreement revenue in 2005 will continue to include the purchase of ERBITUX for clinical use by our partners, as well as reimbursement of certain regulatory and clinical expenses incurred on behalf of ERBITUX, reimbursement of certain marketing and administrative expenses and reimbursement for royalty expenses, which will approximate 4.5% of US net in-market sales and approximately 1% of net sales outside the U.S.

Expenses

Research and Development

Research and development expenses for the nine months ended September 30, 2005 of $74,564,000 increased by approximately $17,882,000 from the comparable period in 2004. The increase is primarily due to shipments of ERBITUX to our partners for clinical studies of approximately $11.4 million and an increase in costs associated with the development of our non-ERBITUX pipeline. Research and development expenses include costs associated with our in-house and collaborative research programs, product and process development expenses, costs to manufacture ERBITUX (until February 12, 2004) and other product candidates and quality assurance and quality control costs. Research and development includes costs that are reimbursable from our corporate partners. Approximately $26,217,000 and $12,525,000 of costs representing research and development expenses for the nine months ended September 30, 2005 and 2004, respectively, were reimbursed and included under collaborative agreement revenue since they represent inventory supplied to our partners for use in clinical studies. We estimate that research and development expenses for the full year of 2005 will range between $110-$115 million.

Clinical and Regulatory

Clinical and regulatory expenses in the nine months ended September 30, 2005 were $31,357,000, an increase of $10,498,000 from the comparable period in 2004. The increase is due to an increase of approximately $7.3 million due BMS for reimbursement of clinical expenses, an increase in salaries and benefits of approximately $2.7 million, and an increase of approximately $1.4 million associated with payments to third parties for clinical trials, partially offset by a decrease of approximately $1.3 million of stock option compensation expense. Clinical and regulatory expenses consist of costs to conduct our clinical studies and associated regulatory activities. Approximately $11,266,000 and $9,746,000 of the costs included in this category for the nine months ended September 30, 2005 and 2004, respectively, are reflected as revenues under collaborative agreement revenue since they represent costs that are reimbursable by our corporate partners. Clinical and regulatory expenses in 2005 are expected to be between  $48-$50 million for the full year, as we embark on a number of studies in support of expanded use of ERBITUX, as well as Phase I clinical development programs for our pipeline products.

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

Marketing, general and administrative expenses in the nine months ended September 30, 2005 amounted to $53,919,000, an increase of $13,898,000 or 35.0% from the comparable period in 2004. This increase is due to increases in salaries and benefits of approximately $6,300,000 due to increased headcount, an increase of approximately $6,600,000 in professional services fees related to legal, tax consulting and marketing programs and to a charge related to a legal reserve recorded in the third quarter of 2005, of approximately $1.9 million for legal fee expense indemnification related to a probable settlement of certain legal proceedings with our former chief executive officer, partly offset by decreases in various other administrative expenses. Certain expenses in this category are reimbursable from our corporate partners. Approximately $1,525,000 and $2,178,000 of costs representing marketing and general expenses for the nine months ended September 30, 2005 and 2004, respectively, are reimbursed and included in collaborative agreement revenue. Marketing, general and administrative expenses should approximate $68 million in 2005.

Cost of Manufacturing Revenue

Effective February 13, 2004, we began to capitalize in inventory the costs of manufacturing of ERBITUX for sale and will expense such costs as cost of manufacturing revenue at the time of commercial sale. However, as we continue to sell inventory that was previously expensed, we will continue to reflect minimum cost of manufacturing revenue since the majority of the cost of such inventory has already been expensed in prior periods as research and development expenses. Consistent with 2004, we anticipate that our manufacturing revenue margin on sales of ERBITUX to our corporate partners will continue to fluctuate from quarter to quarter until such time as we exhaust all inventory whose costs was expensed as research and development prior to obtaining FDA approval for ERBITUX. The costs of manufacturing revenue for the nine months ended September 30, 2005 reflects costs associated with packaging, filling, labeling and shipping, with a portion of the inventory shipped particularly in the third quarter of 2005, reflecting incremental costs as we consume inventory that were in work-in-process on February 13, 2004.  Gross margin for the nine months ended September 30, 2005 amounted to 83% as compared to gross margin for the six months ended June 30, 2005 which amounted to 90%, which is consistent with our expectation that cost of manufacturing will gradually increase as we consume all inventory that was partially expensed. Consistent with this quarter, the costs of manufacturing revenue in the fourth quarter of 2005 are expected to continue to reflect increased costs as we consume most of the inventory that was partially expensed prior to February 13, 2004. We expect that the transition period until we begin to reflect full absorption costs of manufacturing revenue, may take, depending on the demand schedule from our partners, approximately one additional quarter.

Royalty Expense

Royalty expense of $42,069,000 for the nine months ended September 30, 2005 increased by $22,729,000 from the comparable period in 2004 due to increases in in-market sales. Royalty expense consists of obligations related to certain licensing agreements related to ERBITUX. Prior to the third quarter of 2005, we were obligated to pay royalties of approximately 12.75% of North American net sales and a low single digit royalty on sales outside of North America, which will increase if sales outside of North America consist of ERBITUX produced in the United States. Beginning in the third quarter of 2005, gross royalty expense has decreased as a percentage of net sales in North America from 12.75% to 12.25% as the result of a reduction in the royalty obligation. We receive reimbursements from our corporate partners of 4.5% on North American net sales and a minimum of 1% on net sales outside of North America. After the first quarter of 2006, gross royalty expense due on North American net sales will decrease to 9.25% and our reimbursement on such sales will decrease to 2.5%. Approximately $15,019,000 and $8,292,000 of royalty expense is reimbursable by our corporate partners and included as collaborative agreement revenue for the nine months ended September 30, 2005 and 2004, respectively. We expect that royalty expenses in the fourth quarter of 2005 for ERBITUX will continue to reflect the same percentages outlined above.

Discontinuation of Small Molecule Research Program

On May 11, 2005, the Company announced a plan to discontinue its small molecule research program. This decision was made after evaluating the Company’s investment in such program against the time horizon before commercial benefits would be realized.  As a result of this decision, the Company recorded in the second quarter of 2005 approximately $6,200,000 of costs associated with the discontinuation of this program. Such costs include approximately $2,260,000 of costs related to severance for 45 employees that were terminated, $3,880,000 of costs related to the write-off of fixed assets used in such program and approximately $60,000 of contract termination costs related to the cancellation of the lease at the Brooklyn facility where the employees were conducting such research. The disposition of this program is substantially complete and the Company expects the majority of the remaining termination benefits to be paid by December 31, 2005.

Interest Income and Interest Expense

Interest income for the nine months ended September 30, 2005 amounted to $20,575,000, an increase of approximately $12.5 million from the comparable period in 2004. This increase is attributable to increases in interest rates from the comparable period in 2004 as well as a higher average cash and securities balance for the nine months ended September 30, 2005 to the comparable period in 2004,as a result of receiving $600,000,000 from the issuance of convertible debt in May 2004 and receiving $250 million from BMS in March of 2004.

Interest expense for the first nine months ended September 30, 2005 amounted to $5,073,000, a decrease of approximately $1.4 million. The decrease is due to lower interest rate than in the comparable period of 2004, partly offset by an increase in debt outstanding.

Provision for Income Taxes

The estimated effective income tax rate for 2005 (assuming no milestone is earned from Bristol-Myers Squibb) is approximately 1.0% excluding the effect of the adjustment resulting from the reconciliation of the prior years’ tax provision to our recently filed tax returns. The estimated effective tax rate for 2005 including the adjustment of approximately $440,000 is approximately 1.5%, which is less than the federal statutory rate of 35%. The difference from the statutory rate results from the utilization of fully reserved deferred tax assets, primarily the amortization of deferred revenue associated with license fees and milestones, which were taxable in prior periods.

Net Income

For the nine months ended September 30, 2005 we had net income of $85,802,000 or $1.03 per basic common share and $.98 per diluted common share, compared with net income of $126,831,000 or $1.62 per basic and $1.45 per diluted common share in the comparable period in 2004. The fluctuation in results was due to the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, our principal sources of liquidity consisted of cash and cash equivalents and securities available for sale of approximately $790 million. Historically, we have financed our operations through a variety of sources, most significantly through the issuance of public and private equity and convertible notes, license fees and milestone payments and reimbursements from our corporate partners. Since the approval of ERBITUX on February 12, 2004, we began to generate royalty revenue and manufacturing revenue from the commercial sale of ERBITUX by our corporate partners and generated income from operations in 2004 and in the nine months ended September 30, 2005. As we continue to generate income, our cash flows from operating activities are expected to increase as a source to fund our operations.

SUMMARY OF CASH FLOWS

	Nine Months Ended September 30,
	2005	2004	Variance
	(in thousands)
Cash provided by (used in):
Operating activities.	$(67,524)	$218,768	$(286,292)
Investing activities	(19,230)	(799,822)	780,592
Financing activities.	14,096	657,850	(643,754)
Net (decrease) increase in cash and cash equivalents.	$(72,658)	$76,796	$(149,454)

Historically our cash flows from operating activities have fluctuated significantly due to the nature of our operations and the timing of our cash receipts. During the nine months ended September 30, 2005, we did not generate positive cash flows from operations but used approximately $68 million of cash in operating activities mainly due to the payment of $50 million related to the securities class action litigation that we settled in January 2005 and approximately $30 million of royalty and other license related payments to Genentech and Centocor related to 2004, for license agreements that we finalized during January 2005, partially offset by cash generated from operations. As we have noted in the past, we expect significant fluctuations in our operating cash flows as we continue to transform from a research and development company to a commercial operating entity.

Our primary sources and uses of cash under investing activities consist of purchases and sales activity in our investment portfolio, which we manage based on our liquidity needs, and cash used for capital expenditures. During the nine months ended September 30, 2005, our net cash used for investing activities of $19.2 million consisted of  capital expenditures of $69.8 million, offset by net cash generated from sales and maturities in our investment portfolio of approximately $50.6 million. During 2004, we invested a significant amount of cash in securities as a result of raising $600 million through the issuance of convertible bonds and also through the receipt of $250 million from BMS as a result of obtaining approval of ERBITUX. In 2005, we used some of the proceeds from sales and maturities of securities, rather than re-invest such funds, in order to pay for some operating expenses, such as the $50 million payment made in the first quarter, relating to the securities class action litigation. We expect that in 2005, capital spending will range from $90-$105 million including approximately $22 million of validation and commissioning costs associated with our multiple product manufacturing facility (“BB50”).

Net cash flows provided from financing activities in the nine months ended September 30, 2005 decreased by approximately $644 million mainly due to the fact that in 2004, we raised $600 million from the issuance of convertible bonds. In addition, this category has also decreased due to a decrease in the amount of cash generated from the exercise of stock options by employees.

We believe that our existing cash and cash equivalents,  securities available for sale and our cash generated from operating activities will provide us with sufficient liquidity to support our operations at least through the fourth quarter of 2006. We are also entitled to reimbursement for certain marketing, royalty expense, and research and development expenditures and certain other payments, some of which are payable contingent upon the achievement of research and development and regulatory milestones. There can be no assurance that we will achieve these milestones. Our future working capital and capital requirements will depend upon numerous factors, including, but not limited to:

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

The table below presents our contractual obligations and commercial commitments as of September 30, 2005: (in thousands)

		Payments due by Year
	Total	2005	2006	2007	2008	2009	2010 and Thereafter
Long-term debt.	$600,000	$—	$—	$—	$—	$—	$600,000
Interest on long-term debt	156,750	5,156	8,250	8,250	8,250	8,250	118,594
Operating leases obligations.	72,001	1,035	5,215	5,304	4,146	4,185	52,116
Purchase obligations.	4,487	4,487	—	—	—	—	—
Contract services obligations	16,380	5,040	3,780	1,620	1,350	1,620	2,970
Construction obligations	9,525	9,525	—	—	—	—	—
Total	$859,143	$25,243	$17,245	$15,174	$13,746	$14,055	$773,680

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

The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of September 30, 2005: (in thousands, except interest rates)

	2005	2006	2007	2008	2009	2010 and Thereafter	Total	Fair Value
Fixed Rate	$15,138	$160,004	$202,400	$100,000	$55,000	$20,000	$552,542	$544,891
Average Interest Rate	2.25%	3.00%	3.49%	3.86%	4.33%	4.54%	3.50%
Variable Rate(1)	194,315	20,150	10,000	1,804	—	11,859	238,128	237,969
Average Interest Rate	3.76%	3.96%	4.00%	4.24%	—	4.05%	3.81%
	$209,453	$180,154	$212,400	$101,804	$55,000	$31,859	$790,670	$782,860

(1)           These holdings consist of U.S. corporate and foreign corporate floating rate notes. Interest on the securities is adjusted monthly, quarterly or semi-annually, depending on the instrument, using prevailing interest rates. These holdings are highly liquid and we consider the potential for loss of principal to be minimal.

Our outstanding 1 3/8% fixed rate convertible senior notes in the principal amount of $600,000,000 due May 15, 2024 are convertible into our common stock at a conversion price of $94.69 per share, subject to certain restrictions as outlined in the indenture agreement. The fair value of fixed interest rate instruments is affected by changes in interest rates and in the case of the convertible notes by changes in the price of our common stock as well. The fair value of the convertible senior notes was approximately $500,250,000 at September 30, 2005.

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

Changes In Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.                        Legal Proceedings

A.                                                    Litigation

1.                                                     Federal Securities Actions

As previously reported, beginning in January 2002, a number of complaints asserting claims under the federal securities laws against the Company and certain of the Company’s directors and officers were filed in the U.S. District Court for the Southern District of New York. Those actions were consolidated under the caption Irvine v. ImClone Systems Incorporated, et al., No. 02 Civ. 0109 (RO). In the corrected consolidated amended complaint plaintiffs asserted claims against the Company, its former President and Chief Executive Officer, Dr. Samuel D. Waksal, its former Chief Scientific Officer and then-President and Chief Executive Officer, Dr. Harlan W. Waksal, and several of the Company’s other present or former officers and directors, for securities fraud under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b-5, on behalf of a purported class of persons who purchased the Company’s publicly traded securities between March 27, 2001 and January 25, 2002. The complaint also asserted claims against Dr. Samuel D. Waksal under section 20A of the Exchange Act on behalf of a separate purported sub-class of purchasers of the Company’s securities between December 27, 2001 and December 28, 2001. The complaint generally alleged that various public statements made by or on behalf of the Company or the other defendants during 2001 and early 2002 regarding the prospects for FDA approval of ERBITUX® were false or misleading when made, that the individual defendants were allegedly aware of material non-public information regarding the actual prospects for ERBITUX at the time that they engaged in transactions in the Company’s common stock and that members of the purported stockholder class suffered damages when the market price of the Company’s common stock declined following disclosure of the information that allegedly had not been previously disclosed. The complaint sought to proceed on behalf of the alleged classes described above, sought monetary damages in an unspecified amount and sought recovery of plaintiffs’ costs and attorneys’ fees. On January 24, 2005, the Company announced that it had reached an agreement in principle to settle the consolidated class action for a cash payment of $75 million, a portion of which would be paid by the Company’s insurers. The parties signed a definitive stipulation of settlement as of March 9, 2005. As provided for under the stipulation of settlement, on March 11, 2005, the Company paid $50 million into an escrow account, subject to Court approval of the proposed settlement. On July 29, 2005 the Court approved the proposed settlement. On August 5, 2005, the Company paid the remaining $25 million into the escrow account, with such funds to be held and distributed pursuant to the terms of the settlement documents. As of September 30, 2005, the Company had received from its insurers $20.5 million with respect to these matters, and does not anticipate receiving any further such amounts. The foregoing $20.5 million includes $8.75 million, less attorneys fees of $875,000, that was paid to the Company under the derivative settlement discussed below.

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

The Company has not recognized accruals for penalties and interest that may be imposed with respect to the withholding tax issues previously described and other related contingencies, including the period covered by the statute of limitations and the Company’s determination of certain exercise dates, because it does not believe that losses from such contingencies are probable, or in the event that any taxing authority makes a claim for penalties or interest, the Company believes that it will be able to settle the total amount asserted (including any liability for taxes) for an amount not in excess of the liability for taxes already accrued with respect to the relevant withholding tax issue. With respect to the statute of limitations and the Company’s determination of certain exercise dates, while the Company does not believe a loss is probable, there is a potential additional liability with respect to these issues that may be asserted by a taxing authority. If taxing authorities assert such issues and prevail related to these withholding tax issues and other related contingencies, including penalties, the liability that could be imposed by taxing authorities would be substantial. The potential interest on the withholding tax liabilities recorded on the Consolidated Balance Sheets could be up to a maximum amount of approximately $9,100,000 at September 30, 2005. Potential additional withholding tax liability on other related contingencies amounts to approximately $8,000,000, exclusive of any interest or penalties, and excluding the amount potentially attributable to Mr. Goldhammer noted above.

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

The Company and Dr. Samuel D. Waksal have entered into an agreement in principle to settle the foregoing actions, providing for, among other things,  judgments in both actions to be obtained in the Company’s favor. The settlement would include the payment of director and officer legal fee expense indemnification by the Company, for which the Company recorded a reserve of approximately $1.9 million in the third quarter of 2005.

D.                                                   Intellectual Property Litigation

As previously reported, on October 28, 2003, a complaint was filed by Yeda Research and Development Company Ltd. (“Yeda”) against ImClone Systems and Aventis Pharmaceuticals, Inc. in the U.S. District Court for the Southern District of New York (03 CV 8484). This action alleges and seeks that three individuals associated with Yeda should also be named as co-inventors on U.S. Patent No. 6,217,866. On June 7, 2005, Yeda amended their U.S. complaint to seek sole inventorship of the subject patent. On November 4, 2005, the Court denied the Company’s motion for summary judgment with respect to this matter, as filed with the Court on June 24, 2005. The Company is vigorously defending against the claims asserted in this action. The Company is unable to predict the outcome of this action at the present time.

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

As previously reported, on May 4, 2004, a complaint was filed against the Company by Massachusetts Institute of Technology (“MIT”) and Repligen Corporation (“Repligen”) in the U.S. District Court for the District of Massachusetts (04-10884 RGS). This action alleges that ERBITUX infringes U.S. Patent No. 4,663,281, which is owned by MIT and exclusively licensed to Repligen. The Company is vigorously defending against claims asserted in this action. Fact discovery is ongoing. The Company is unable to predict the outcome of this action at the present time.

No reserve has been established in the financial statements for any of the Yeda or MIT and Repligen actions because the Company does not believe that such a reserve is required to be established at this time under Statement of Financial Accounting Standards No. 5.

As previously disclosed, the Company is developing a fully human monoclonal antibody, referred to as IMC-11F8, which it intends to commercialize outside the United States and Canada. The Company believes it has the right to do so under its existing development and license agreement with Merck KGaA. However, Merck KGaA has advised the Company that it believes that IMC-11F8 could be covered under the development and license agreement with Merck KGaA and that it could therefore have the exclusive rights to market IMC-11F8 outside the United States and Canada and co-exclusive development rights in Japan, for which it would pay the same royalty as it pays for ERBITUX. See “Corporate Collaborations—Collaborations with Merck KGaA” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The Company believes that IMC-11F8 is not covered under the Merck KGaA development and license agreement. In agreement with Merck KGaA, the Company submitted this dispute to binding arbitration through an expedited process outside of the provisions of the development and license agreement. If successful in the arbitration, Merck KGaA averred that it is entitled to certain unspecified damages under the development and license agreement. Merck KGaA has subsequently taken the position that the expedited arbitration provision is no longer valid and the Company has sued Merck KGaA in federal court in the Southern District of New York to either enforce the arbitration provisions previously agreed to or to have the court decide the question of whether IMC-11F8 is or is not covered under the development and license agreement with Merck KGaA. While the Company intends to vigorously defend its position as it relates to IMC-11F8 in arbitration, in federal court or any other form of dispute resolution, there can be no assurance that its position will prevail, and it is unable at this time to predict the outcome of these proceedings. No reserve has been established in the financial statements for these proceedings because the Company does not believe that such a reserve is required to be established at this time under Statement of Financial Accounting Standards No. 5.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.                        Defaults upon Senior Securities

Not applicable

Item 4.                        Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.                        Other Information

Although not required by the SEC’s rules and regulations to be disclosed in a current report on Form 8-K, Section 11 of the Company’s Code of Business Conduct and Ethics (the “Code”) requires the Company to disclose in this Quarterly Report on Form 10-Q that, on September 16, 2005, the Board of Directors of the Company approved a limited waiver of the conflict of interest provisions of the Code to allow Mr. Ronald Martell, Senior Vice President, Commercial Operations of the Company, to join the Board of Directors of Bioaccelerate Holdings, Inc., a pharmaceutical development organization, while continuing to perform his current duties at the Company.

Item 6.                        Exhibits

Exhibit No.	Description	Incorporation by Reference
3.1	Certificate of Incorporation, as amended through December 31, 1998	D (3.1)
3.2	Amendment dated June 4, 1999 to the Company’s Certificate of Incorporation, as amended	H (3.1A)
3.3	Amendment dated June 12, 2000 to the Company’s Certificate of Incorporation, as amended	K (3.1A)
3.4	Amendment dated August 9, 2002 to the Company’s Certificate of Incorporation, as amended	Q (3.1C)
3.5	Amended and Restated By-Laws of the Company	S (3.2)
4.1	Rights Agreement dated as of February 15, 2002 between the Company and EquiServe Trust Company, N.A., as Rights Agent	M (99.2)
4.2	Stockholder Agreement, dated as of September 19, 2001, among Bristol-Myers Squibb Company, Bristol-Myers Squibb Biologics Company and the Company	L (99.2D2)
4.3	Indenture dated as of May 7, 2004 by and between the Company and The Bank of New York, as Trustee and Form of 1 3/8% Convertible Notes Due 2024	V(4.5)
4.4	Registration Rights Agreement dated as of May 7, 2004 by and between the Company, as Issuer, and Morgan Stanley & Co., Incorporated and UBS Securities LLC, as the Initial Purchasers	V(4.6)
10.1	Company’s 1986 Employee Incentive Stock Option Plan, including form of Incentive Stock Option Agreement	A (10.1)
10.2	Company’s 1986 Non-qualified Stock Option Plan, including form of Non-qualified Stock Option Agreement	A (10.2)
10.3	1996 Incentive Stock Option Plan, as amended	O (99.1)
10.4	1996 Non-Qualified Stock Option Plan, as amended	O (99.2)
10.5	ImClone Systems Incorporated 1998 Non-Qualified Stock Option Plan, as amended	O (99.2)
10.6	ImClone Systems Incorporated 2002 Stock Option Plan	Q (99.8)
10.7	ImClone Systems Incorporated 1998 Employee Stock Purchase Plan	I (99.4)
10.8	Option Agreement, dated as of September 1, 1998, between the Company and Ron Martell	F (99.3)
10.9	Option Agreement, dated as of January 4, 1999, between the Company and S. Joseph Tarnowski	J (99.4)
10.10	License Agreement between the Company and the Regents of the University of California dated April 9, 1993	B (10.48)
10.11	Collaboration and License Agreement between the Company and the Cancer Research Campaign Technology, Ltd., signed April 4, 1994, with an effective date of April 1, 1994	B (10.50)
10.12	License Agreement between the Company and Rhone-Poulenc Rorer dated June 13, 1994	C (10.56)
10.13	Development and License Agreement between the Company and Merck KGaA dated December 14, 1998	E (10.70)
10.14	Lease dated as of December 15, 1998 for the Company’s premises at 180 Varick Street, New York, New York	G (10.69)
10.15	Amendment dated March 2, 1999 to Development and License Agreement between the Company and Merck KGaA	G (10.71)
10.16	Acquisition Agreement dated as of September 19, 2001, among the Company, Bristol-Myers Squibb Company and Bristol-Myers Squibb Biologics Company	L(99.D1)

10.17	Development, Promotion, Distribution and Supply Agreement, dated as of September 19, 2001, among the Company, Bristol-Myers Squibb Company and E.R. Squibb & Sons, L.L.C.	L (99.D3)
10.20	Employment Agreement, dated as of March 19, 2004, between the Company and Daniel S. Lynch	U (10.1)
10.21	Agreement of Sublease dated October 5, 2001, by and between 325 Spring Street LLC and the Company	O (10.86)
10.22	Promissory Note in the principal amount of $10,000,000, dated October 5, 2001, executed by 325 Spring Street LLC in favor of the Company	O(10.86.1)
10.23	Amendment No. 1 to Development, Promotion, Distribution and Supply Agreement, dated as of March 5, 2002, among the Company, Bristol-Myers Squibb Company and E.R. Squibb & Sons, L.L.C.	N (99.2)
10.24	Amendment, dated as of August 16, 2001 to the Development and License Agreement between the Company and Merck KGaA	P (10.88)
10.25	Agreement of Sale and Purchase between 4/33 Building Associates, LP and ImClone Systems Incorporated pertaining to 33 Chubb Way, Branchburg, New Jersey executed as of March 1, 2002	Q (10.92)
10.26

Target Price Contract, dated as of July 15, 2002, between ImClone Systems Incorporated and Kvaerner Process, a division of Kvaerner U.S. Inc., for the Architectural, Engineering, Procurement Assistance, Construction Management and Validation of a Commercial Manufacturing Project in Branchburg, New Jersey

R(10.930)
10.27	Modifications Agreement dated as of December 15, 2000 by an between 180 Varick Street Corporation and the Company	S (10.94)
10.28	Amendment number 4 to the Company’s lease at 180 Varick Street dated August 13, 2004 by and between 180 Varick Street Corporation and the Company	V (10.28)
10.29	ImClone Systems Incorporated Annual Incentive Plan	T (A.C)
10.30	Supply Agreement between the Company and Lonza Biologics PLC dated March 17, 2005	Y (10.30)
10.31	ImClone Systems Incorporated Senior Executive Severance Plan	W (10.29)
10.32	ImClone Systems Incorporated Change in Control Plan	W (10.30)
10.33	Letter Agreement, effective as of April 5, 2005, by and between S. Joseph Tarnowski and ImClone Systems Incorporated	X (10.1)
10.34	Terms of inducement stock option grants to Dr. Philip Frost and Dr. Eric Rowinsky on March 1, 2005 and February 21, 2005, respectively, as approved by the Compensation Committee of Board of Directors	Z
10.35*	Collaboration and License Agreement between the Company and UCB S.A. dated August 15, 2005. Confidential Treatment has been requested for a portion of this Exhibit
10.36	Approval by Board of Directors of certain compensation related matters and Company stock repurchase program	AA
31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(Z)        Previously filed with the Commission; incorporated by reference to the Company’s Current Report on Form 8-K dated July 15, 2005.

(AA)Previously filed with the Commission; incorporated by reference to the Company’s Current Report on Form 8-K dated September 16, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMCLONE SYSTEMS INCORPORATED (Registrant)
	By:	/s/ DANIEL S. LYNCH
Daniel S. Lynch
Chief Executive Officer
Date: November 8, 2005

	By:	/s/ MICHAEL J. HOWERTON
Michael J. Howerton
Chief Financial Officer
Date: November 8, 2005