Form 10-K
period 2005-12-31
IMCLONE SYSTEMS INC
filed 2006-03-16
CIK 765258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act  Yes  ☒  No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Acclerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant as of June 30, 2005 was $2,593,291,253.

Number of shares of Common Stock; par value $.001, as of March 7, 2006: 83,691,684

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered in connection with its 2006 Annual Meeting of Stockholders are incorporated by reference in Parts II and III of this report.

IMCLONE SYSTEMS INCORPORATED

2005 Annual Report on Form 10-K

As used in this Annual Report on Form 10-K, “ImClone Systems,” “ImClone,” “Company,” “we,” “ours,” and “us” refer to ImClone Systems Incorporated, except where the context otherwise requires or as otherwise indicated.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

The Company considers portions of the information in this Annual Report on Form 10-K to be “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, without limitation, the Company’s future economic performance, plans and objectives for future operations and projections of revenue and other financial items. Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “continue” or comparable terminology. Forward-looking statements are inherently subject to risks, trends and uncertainties, many of which are beyond the Company’s ability to control or predict and some of which the Company might not even anticipate. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions at the time made, it can give no assurance that its expectations will be achieved. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

Important factors that may cause actual results to differ materially from forward-looking statements include, but are not limited to, risks and uncertainties associated with:  the ongoing review of our strategic alternatives currently being performed by the Company with the assistance of the investment bank Lazard; the development of market demand for, and continued market acceptance of, ERBITUX; fluctuations in our royalty, collaborative agreement and manufacturing revenues; our dependence on BMS and Merck KGaA to co-promote, market and sell ERBITUX; our ability to achieve milestones under collaborative arrangements with corporate partners; our ability to compete effectively with other pharmaceutical and biotechnological companies and products; obtaining and maintaining regulatory approval for our compounds and complying with other governmental regulations applicable to our business; obtaining adequate reimbursement from third party payers; expending resources on, and completing pre-clinical and clinical studies of, our compounds that demonstrate such compounds’ safety and efficacy; difficulties or delays in product manufacturing and finishing, and the receipt of raw materials, that may cause shortfalls in the supply of ERBITUX or our product candidates; pressure to lower the price of ERBITUX because of new and/or proposed federal legislation or competition; the importation of products from overseas; attracting and retaining key personnel; changes in law or FDA policy that expose us to competition from “generic” or “follow-on” versions of our products; protecting our proprietary rights and obtaining patent protection for new discoveries; commercial limitations imposed by patents owned or controlled by third parties; the use of hazardous materials in our operations; our exposure to material product liability claims that could prevent or interfere with the commercialization of products; legal costs and the duration and outcome of legal proceedings and investigations, including, but not limited to, our investigations pertaining to tax withholding issues; provisions of Delaware law, our charter, bylaws and stockholder rights plan that could hinder, delay or prevent changes in our control; volatility in our stock price; compliance with covenants in the indenture for our convertible notes and with the terms of other contractual obligations; and those other factors set forth in this report in Item 1 “Business” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The Company assumes no obligation to update and supplement any forward-looking statements that may become untrue because of subsequent events whether as a result of new information, future events or otherwise.

We do not undertake to discuss matters relating to certain completed clinical studies or our regulatory strategies beyond those which have already been made public or discussed herein.

PART I

ITEM 1.                BUSINESS

OVERVIEW

We are a biopharmaceutical company whose mission is to advance oncology care by developing a portfolio of targeted biologic treatments designed to address the medical needs of patients with cancer. We focus on what we believe are two promising strategies for treating cancer: growth factor blockers and angiogenesis inhibitors.

We were incorporated under the laws of the State of Delaware on April 26, 1984. Our corporate headquarters and research facility are located at 180 Varick Street, New York, New York 10014 and our telephone number is (212) 645-1405. We make available free of charge on our Internet website (http://www.imclone.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. In addition, our Internet website includes other items related to corporate governance matters, including among other things, our corporate governance guidelines, charters of the various committees of the Board of Directors, and our corporate compliance program (including our code of business conduct and ethics).

Our commercially available product, ERBITUX® (Cetuximab), is a first-of-its-kind antibody approved by the United States Food and Drug Administration (“FDA”) on February 12, 2004 for use in combination with irinotecan in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are refractory to irinotecan-based chemotherapy and for use as a single agent in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are intolerant to irinotecan-based chemotherapy. On March 1, 2006, the FDA approved ERBITUX for use in combination with radiation therapy for the treatment of locally or regionally advanced squamous cell carcinoma of the head and neck (“SCCHN”) and as a single agent in recurrent or metastatic SCCHN where prior platinum-based chemotherapy has failed. Please see full prescribing information, available at www.ERBITUX.com, for important safety information relating to ERBITUX, including boxed  warnings. ERBITUX binds specifically to the epidermal growth factor receptor (EGFR, HER1, c-ErbB-1) on both normal and tumor cells, and competitively inhibits the binding of the epidermal growth factor (EGF) and other ligands, such as transforming growth factor-alpha. The EGFR is constitutively expressed in many normal epithelial tissues, including the skin and hair follicle. Expression of EGFR is also detected in many human cancers including those of the head and neck, colon and rectum. We are conducting, and in some cases have completed, clinical studies evaluating ERBITUX for broader use in colorectal and head and neck cancers, lung and pancreatic cancers, as well as other potential indications.

In September 2005, Health Canada approved ERBITUX for use in combination with irinotecan for the treatment of EGFR-expressing metastatic colorectal carcinoma in patients who are refractory to other irinotecan-based chemotherapy regimens and for use as a single agent for the treatment of EGFR expressing, metastatic colorectal carcinoma in patients who are intolerant to irinotecan-based chemotherapy.

On December 1, 2003, Swissmedic, the Swiss agency for therapeutic products, approved ERBITUX in Switzerland for the treatment of patients with colorectal cancer who no longer respond to standard chemotherapy treatment with irinotecan. Merck KGaA licensed the right to market ERBITUX outside the United States and Canada from the Company in 1998. In Japan, Merck KGaA has marketing rights to ERBITUX, which are co-exclusive to the co-development rights of the Company and BMS. On June 30, 2004, Merck KGaA received marketing approval by the European Commission to sell ERBITUX for use in combination with irinotecan for the treatment of patients with EGFR-expressing metastatic colorectal cancer after failure of irinotecan including cytotoxic therapy.  On December 22, 2005,  Swissmedic approved ERBITUX in Switzerland in combination with radiation in the treatment of patients with previously untreated, advanced SCCHN.

We co-promote and otherwise support the commercial launch and sale in new indications of ERBITUX in North America together with our development, promotion and distribution partner Brystol-Myers Squibb Company (“BMS”) through its wholly-owned subsidiary E.R. Squibb & Sons, L.L.C. (“E.R. Squibb”). We manufacture ERBITUX for clinical studies and for commercial sales. According to our agreements with BMS and Merck KGaA, each is obligated to pay us certain royalties on their sales of ERBITUX.

In addition to achieving approval in the above indications, we also have undertaken a comprehensive clinical development program to evaluate the broader use of ERBITUX in colorectal cancer, including two Phase III randomized studies known as BMS-006 (second-line metastatic setting) and BMS-025 (refractory metastatic setting). We have completed enrollment in both of these randomized studies. In collaboration with the National Cancer Institute (NCI) Cooperative groups, studies in first line colorectal cancer (CALGB 80203) and first line pancreatic cancer (SWOG 0205) enrolled patients in 2004. Subsequently CALGB 80203 was closed to enrollment after accruing 238 patients and a new first line colorectal cancer protocol that incorporates both ERBITUX and Avastin® developed by CALGB (80405) began enrolling patients in 2005 by all of the NCI Cooperative groups (Intergroup).  Furthermore, the NCI Cooperative groups began a Phase III randomized study to evaluate the merits of adding ERBITUX in the adjuvant setting trials following definitive surgical treatment of Stage C (locoregional) colorectal cancer. Numerous registration-directed studies of ERBITUX are underway in various other locoregional and advanced disease settings (colorectal cancer, non-small cell lung cancer, head and neck cancer and pancreatic cancer) and pilot studies are either underway or planned to further evaluate the development of ERBITUX for other indications and tumor types. Additionally, enrollment started in 2004 in a Phase I study of IMC-11F8, a fully human EGFR antibody, in patients with solid tumors who have failed standard therapy.

In addition to our work developing and commercializing ERBITUX, we are developing investigational inhibitors of angiogenesis, which could be used to treat various kinds of cancer and other diseases. We have identified potential monoclonal antibody-based inhibitors, collectively known to us as IMC-KDR antibodies. Investigational data available to date indicate that the IMC-KDR antibodies bind selectively and with high affinity to the kinase insert domain-containing receptor (“KDR”), a principal vascular endothelial growth factor (“VEGF”) receptor, thereby, we believe, inhibiting angiogenesis. A Phase I study of IMC-1121B, a fully human anti-vascular endothelial growth factor receptor 2 (VEGFR-2) antibody, in patients with advanced solid tumors was initiated in 2004.  In August 2005, ImClone entered into a co-development relationship with UCB to develop CDP-791, a humanized di-Fab antibody to VEGFR2 conjugated to polyethylene glycol (PEG). UCB’s randomized Phase II study of non-small cell lung cancer, evaluating treatment with  chemotherapy with or without CDP-791, began in 2005.

The Company is no longer working in the area of cancer vaccines. No further clinical studies of BEC2, a monoclonal antibody we were developing as a cancer vaccine, will be sponsored by ImClone subsequent to the failure of the SILVA study to meet its endpoints in small cell lung cancer. Following the analysis of this Phase III data in small cell lung cancer, we and Merck KGaA agreed to discontinue further development of BEC2. In December 2005, we agreed with Merck KGaA to also cease work on the recombinant gp75 antigen, with respect to which we were collaborating with Merck KGaA, as well as our gp75 DNA vaccine, which is the subject of an ongoing Phase I study as a treatment for melanoma. We have therefore terminated our agreement with Merck for both BEC2 and gp75 antigen.

In addition to the development and commercialization of ERBITUX and the development of our lead product candidates, we continue to conduct research, both independently and in collaboration with academic and corporate partners, in a number of areas related to our core focus of tumor cell growth factor inhibitors and angiogenesis inhibitors. We also have developed diagnostic products and vaccines for certain infectious diseases, and we have licensed the rights to these products and vaccines to corporate partners. However, we are no longer actively developing product candidates in the areas of diagnostic and infectious diseases.

On January 24, 2006, we announced that our Board of Directors had engaged the investment bank Lazard to conduct, in conjunction with management, a full review of the Company’s strategic alternatives to maximize shareholder value. These alternatives could include a merger, sale or strategic alliance. The Company is proceeding in consultation with its existing partners as the process moves forward.

CLINICAL DEVELOPMENT PROGRAMS

ERBITUX Cancer Therapeutic

ERBITUX is an IgG1 chimerized (part human, part mouse) monoclonal antibody that selectively binds to the EGFR and thereby inhibits growth of tumors dependent upon activation of the EGFR for cell division and survival. The activation of the EGFR is believed to play a critical role in the growth and survival of certain types of tumor cells and select normal cells. Certain cancer types are characterized by the expression of the EGFR. For example, IMCL-9923 and other studies conducted by us have indicated that approximately 75% of advanced stage refractory colorectal cancer cases have been shown to express the EGFR in tumor cells. Similarly, according to the literature in this area, nearly all patients diagnosed with SCCHN have been shown to express the EGFR on the surface of the tumor cells, therefore, no EGFR testing is required to use ERBUTUX based on the approved SCCHN indication. According to the American Cancer Society, an estimated 106,680 cases of colorectal cancer and an estimated 40,500 cases of head and neck cancer will be diagnosed in the United States in 2006. Other types of cancer are also characterized, in certain patients, by expression of the EGFR, including non-small cell lung, renal, and pancreatic cancers. By preventing the binding of critical growth factors to the EGFR, we believe it is possible to inhibit the growth and survival of these tumors.

ERBITUX Clinical Studies

The charts presented below reflect studies in selected tumor types that we and our partners, Merck KGaA and BMS, are developing or collaborating on with the National Cancer Institute and various European cooperative groups, and are designed both for registration purposes and exploratory development in these indications.

Colorectal Cancer

Study	Description	Population	Target Enrollment
CALGB 80203 (Enrollment closed)	Phase III Randomized Study (FOLFOX +/- ERBITUX) (Saltz +/- ERBITUX)	First line	2200
CALGB 80405 (Intergroup) (Ongoing)	Phase III Randomized study of chemotherapy (FOLFOX or FOLFIRI) plus Avastin® vs. ERBITUX vs. Avastin® + ERBITUX	First-Line	2289
EMR-013 (CRYSTAL) (Enrollment Completed)	Phase III Randomized Study of FOLFIRI +/- ERBITUX	First-Line	1220
OPUS (Ongoing)	Phase III Randomized Study of FOLFOX +/- ERBITUX	First-Line	300
EMR680 (CAIRO II) (Ongoing)	Phase III Randomized Study (XELOX/Avastin® +/- ERBITUX)	First-Line	750
COIN (Clinical Research Council, UK) (Ongoing)	Phase III Randomized Study (FOLFOX [regimen 1] vs. FOLFOX [regimen 2] vs. FOLFOX + ERBITUX)	First-line	2400
SWOG (Intergroup) (approved by NCI; to begin 3Q06)	Phase III Study of FOLFIRI + ERBITUX +/- Avastin®	Second-line (previously treated with FOLFOX/ Avastin®)	650
BMS-025 (Enrollment Completed)	Phase III Randomized Study of ERBITUX vs. Best Supportive Care	Refractory	572
NCCTG 147 (Intergroup) (Ongoing)	Phase III Randomized Study (FOLFOX +/- ERBITUX)	Adjuvant	2300
PETACC-8 (Europe) (Ongoing)	Phase II Single Study (Avastin® + ERBITUX + Irinotecan vs. Avastin® + ERBITUX)	Adjuvant	2000

As part of our confirmatory obligation to the FDA in regard to the approval of ERBITUX for colorectal cancer, we initiated a Phase II study enrolling 60 patients with refractory, EGFR-non-detectable, metastatic colorectal cancer. This study is designed to estimate the overall response rate and duration obtained with single agent ERBITUX use and is targeted to complete accrual in 2007.

In conjunction with our U.S. partner, BMS, and our partner in the rest of the world, Merck KGaA, we have opened or expect to open additional studies in colorectal cancer, including randomized studies in first-line, second-line, and refractory settings for metastatic colorectal cancer, as well as in the adjuvant setting involving patients with locoregionally advanced disease following definitive surgical resection. Upon the approval of ERBITUX for colorectal cancer under the accelerated approval mechanism, studies BMS-006 and BMS-014 were designated as studies in the second-line metastatic setting to confirm the clinical benefit of ERBITUX. BMS-006, which opened for patient enrollment in May 2003, tests the addition of ERBITUX to irinotecan in patients who have failed oxaliplatin, 5-fluorouracil, and leucovorin in the first line of therapy. BMS-006, which is being conducted in collaboration with Merck KGaA, finished patient accrual in February 2006. Preliminary toxicity data, substantiating the safety of the regimen, was presented at the annual American Society of Clinical Oncology (ASCO) meeting in 2005. Another study, BMS-014, which opened for patient enrollment and treatment in March 2003 and which is now currently closed to accrual, tests the addition of ERBITUX and the combination of oxaliplatin, 5-fluorouracil, and leucovorin (FOLFOX-4) in patients who have failed irinotecan, 5-fluorouracil, and leucovorin. A pooled analysis of the preliminary results of this study was presented at the annual ASCO meeting in 2005. In the pooled analysis, the incidence of the characteristic ERBITUX and FOLFOX4 toxicities does not seem to be increased as compared to the reported incidences in the ERBITUX and Eloxatin package inserts. Based on our limited investigational experience the combination of FOLFOX-4 and ERBITUX appears to be a feasible regimen.

EMR-013 (CRYSTAL), a randomized Phase III study that evaluates the merits of adding ERBITUX to irinotecan and infusional 5-fluorouracil (FOLFIRI) as first-line therapy in patients with metastatic disease, completed patient accrual in December 2005. Many other randomized Phase III trials sponsored by either Merck KGaA, ImClone, and/or BMS and/or various national cooperative oncology groups in US and Europe are evaluating the merits of adding ERBITUX to many different chemotherapy regimens plus or minus Avastin® in the first- and second-line metastatic setting. In addition, BMS-025, a randomized Phase III study of ERBITUX versus best supportive care with a primary survival endpoint, completed patient enrollment in August 2005.

Head and Neck Cancer

Study	Description	Population	Target Enrollment
IMCL-9815 (Completed)	Phase III Randomized Study (Radiation +/- ERBITUX)	First line	424
EMR-016 (Completed)	Phase II Single Agent Study	Recurrent/ Refractory or Metastatic	103
EMR-001 (Enrollment completed)	Phase II Study (Platinum + ERBITUX)	Recurrent/ Refractory or Metastatic	96
EMR-008 (Enrollment completed)	Phase I/II Study ERBITUX + Platinum (Carboplatin or Cisplatin) + 5FU (Low, Medium or High Dose)	Recurrent or Metastatic	53
ECOG-5397 (Enrollment completed)	Phase III Randomized Study (Cisplatin + Placebo vs. Cisplatin + ERBITUX)	Recurrent or Metastatic	123
EMR-002 (EXTREME) (Ongoing)	Phase III Randomized Study (Cisplatin + 5-Fluorouracil +/- ERBITUX)	Recurrent or Metastatic (no prior chemotherapy in the metastatic setting)	420
RTOG 0522 (Ongoing)	Phase III Randomized Study (Cisplatin Radiation +/- ERBITUX)	Locally Advanced	720

The final results of IMCL-9815, our Phase III locally advanced head and neck cancer study, conducted in cooperation with Merck KGaA, that were published in the New England Journal of Medicine in February 2006, demonstrate that ERBITUX, when added to definitive radiation therapy, significantly improves the duration of both locoregional disease control and overall survival.

RTOG 0522, which opened to patient enrollment in November 2005, was designed to extend the positive results with ERBITUX reported from study IMCL-9815. In this Phase III study, patients with locally advanced head and neck cancer are being randomized to treatment with either radiation plus chemotherapy or radiation plus chemotherapy plus ERBITUX.

The Eastern Cooperative Oncology Group (ECOG) published the final results of ECOG 5397, a randomized Phase III study of cisplatin plus ERBITUX versus cisplatin in the Journal of Clinical Oncology.  In this study, the objective response rate was significantly higher for the ERBITUX arm (26.3% versus 9.8%).  Both overall survival and progression-free survival were numerically higher in patients receiving ERBITUX plus cisplatin, but the study was not adequate to demonstrate clinically relevant differences in these endpoints. Based on the results of ECOG 5397, as well as nonrandomized studies demonstrating the activity of ERBITUX in patients with recurrent and metastatic head and neck cancer following treatment with platinum-based regimens, Merck KGaA developed EMR-002, a randomized Phase III study of cisplatin plus 5-fluorouracil versus cisplatin plus 5-fluorouracil plus ERBITUX.  The study, which was nearly completely accrued in January 2006, may support registering ERBITUX in this indication in both the US and worldwide.

ImClone and its partners, BMS and Merck KGaA, have also begun a large number of Phase I and II studies, some of which are randomized, to evaluate the merits of adding ERBITUX to a wide variety of radiation and chemoradiation regimens in many different settings of head and neck cancer (e.g. neoadjuvant, adjuvant, metastatic, locoregional).

Non-Small Cell Lung Cancer

Study	Description	Population	Target Enrollment
CP02-0452 (Ongoing)	Phase III, randomized study of ERBITUX in combination with docetaxel or pemetrexed compared to docetaxel or pemetrexed alone	Second-line Metastatic or Recurrent	800
EMR-011 (Enrollment completed)	Phase II randomized, chemotherapy-naïve, advanced non-small cell lung cancer (ERBITUX + Cisplatin + Vinorelbine vs. Cisplatin + Vinorelbine)	First-line Stage IIIb or IV	86
BMS-012 (Ongoing)	Phase II single-arm study (ERBITUX)	Recurrent or progressive	100
EMR-046 (FLEX) (Enrollment Completed)	Phase III Cisplatin/Vinorelbine or Cisplatin/Gemcitabine +/- ERBITUX	First line Stage IIIb or IV	1100
BMS-099 (Ongoing)	Phase II Taxane/Carbo or Cisplatin +/- ERBITUX	First line Stage IIIb or IV	660
BMS-100 (Enrollment Completed)	Phase II Gemcitabine/Carbo or Cisplatin +/- ERBITUX	First line Stage IIIb or IV	140
IMCL-0554 (Initiating)	Phase II Taxane/Carbo/Avastin®/Erbitux or Avastin®/ERBITUX	First line Stage IIIb or IV	120
RTOG-0324 (Completed)	Phase II Radiation + Taxol/Carbopatin + ERBITUX	First line Stage IIIa	84
SWOGSO342 (Completed)	Phase II Randomized Study of Taxol/Carboplatin/ERBITUX or Taxol/Carbopatin followed by ERBITUX	First line Stage IIIb or IV	236

Based on the findings of a Phase II randomized trial, EMR-011, involving 61 evaluable patients with chemotherapy-naïve advanced non-small cell lung cancer, which showed that the addition of ERBITUX to cisplatin and vinorelbine significantly increased tumor response rates (53.3% versus 32.3%) and median survival (8.3 vs. 7.0 months), Merck KGaA began a Phase III randomized clinical trial (FLEX), which finished target patient accrual in the first quarter of 2006. Although this trial may be used to support the registration of ERBITUX, BMS-099 and BMS-100 were initiated to provide further support for ERBITUX in the first-line treatment setting of patients with advanced non-small cell lung cancer. In 2005, the size of BMS-100 was increased from 300 to 660 patients and the principal endpoint was modified from response rate to progression-free survival, whereas the size of BMS-099 was decreased from 300 to 140, which met its accrual target in 2005.

At ASCO 2005, the Radiation Therapy Oncology Group (RTOG) presented preliminary toxicity and feasibility data on RTOG 0324 which evaluated the feasibility, safety and efficacy of ERBITUX combined with Taxol/Carboplatin and radiation, in patients with locoregionally-advanced stage IIIa nonsmall lung cancer. The RTOG reported that the regimen was both safe and feasible; efficacy results are pending. In addition, the Southwest Oncology Group (SWOG) completed accrual to SWOG 0342, a randomized Phase II study evaluating combined therapy with ERBITUX/paclitaxel/carboplatin (combined) versus paclitaxel/carboplatin followed by ERBITUX (sequential) in patients with stages IIIb or IV nonsmall cell lung cancer. Both SWOG and RTOG are planning randomized Phase III studies in advanced and locoregionally advanced patients, respectively, depending on the results of these aforementioned Phase III studies, which are expected to be available in mid-2006.

Furthermore, IMCL-0452 (SELECT), which began in 2004, is actively accruing patients to evaluate the merits of adding ERBITUX to chemotherapy in the second-line metastatic setting, and a wide range of both randomized and nonrandomized Phase I and Phase II studies, sponsored by ImClone, BMS, and Merck KGaA, are evaluating ERBITUX in combination with many chemotherapy and chemoradiation regimens in neoadjuvant, adjuvant, locoregionally-advanced, and advanced non-small cell lung cancer disease settings.

Pancreatic Cancer

Study	Description	Population	Target Enrollment
SWOG-0205 (Ongoing; enrollment projected to be complete in 1Q2006)	Phase III Randomized Study (ERBITUX + Gemcitabine vs. Gemcitabine)	First line Stage IV Pancreatic Cancer	720
ECOG-8200 (Ongoing)	Phase II Randomized Study of Irinotecan + Docetaxel +/- ERBITUX	First line Stage IV Pancreatic Cancer	92
NCI-6580 (Ongoing)	Phase II Randomized Study Gemcitabine + Avastin® + ERBITUX or Gemcitabine + Avastin® + Erlotinib	First line Stage IV Pancreatic Cancer	54-126
IMCL-0555 (Initiating)	Phase II Randomized Study Gemcitabine + Avastin® + ERBITUX or Avastin® + ERBITUX	First line Stage IV Pancreatic Cancer	120

Based on the encouraging response rate, survival rates, and survival reported from a Phase I/II study of ERBITUX plus gemcitabine, as well as the tolerability of the regimen in patients with advanced pancreatic cancer, the Southwest Oncology Group activated SWOG-0205, a first line study in pancreatic cancer in January 2004. This study is a randomized comparative study comparing ERBITUX plus gemcitabine versus gemcitabine alone in first-line, stage IV, pancreatic cancer patients. Accrual has been quite rapid and the accrual is projected to be complete in the first quarter of 2006, with top-line data available sometime during the second half of 2006 or the first quarter of 2007. A number of Phase II randomized studies sponsored by ImClone and BMS or the NCI cooperative oncology groups have been or will be initiated in 2006. These studies are designed to evaluate the merits of adding ERBITUX to various chemotherapy regimens consisting of either gemcitabine or irinotecan plus docetaxel, and several of these studies will evaluate ERBITUX combined with chemotherapy as well as the VEGF inhibitor Avastin®. Further, we, in collaboration with our partners BMS and Merck KGaA, as well as the NCI cooperative oncology groups are evaluating the feasibility and activity of administering ERBITUX with several other gemcitabine-based chemotherapy regimens in patients with advanced pancreatic cancer, as well as evaluating the feasibility of administering ERBITUX with chemotherapy and/or radiotherapy in earlier stages of the diseases, particularly in the neoadjuvant and adjuvant settings.

Other Cancers

In collaboration with our partners BMS and Merck KGaA, we are in the process of supporting a wide array and large number of Phase I and II evaluations of ERBITUX administered alone or combined with other therapeutic modalities in adult malignancies that express EGFR, including carcinomas of the brain, esophagus, stomach, rectum, cervix, endometrium, ovary, bladder, prostate, and breast, as well as pediatric malignancies. In 2006, ImClone will sponsor a series of multicenter randomized Phase II studies to evaluate the merits of adding ERBITUX to standard therapy used to treat patients with bladder, prostate, esophageal, and ovarian cancers.

We and BMS also presented preliminary results from study BMS-045, in which tumor biopsies were performed on approximately 100 patients with refractory colorectal cancer prior to treatment with ERBITUX to ascertain biomarker and/or pharmacogenomic predictors of drug activity. A wide variety of genomic markers, signaling proteins, and relevant ligands are being assessed by our scientists and our collaborators, BMS and Genomic Health, Inc.

Safety and Other General Information

Grade 3/4 infusion reactions, rarely with fatal outcome (<1 in 1000), occurred in approximately 3% (46/1485) of patients receiving ERBITUX (Cetuximab) therapy, characterized by rapid onset of airway obstruction (bronchospasm, stridor, hoarseness), urticaria, hypotension, and/or cardiac arrest. Severe infusion reactions require immediate and permanent discontinuation of ERBITUX therapy.

Most reactions (90%) were associated with the first infusion of ERBITUX despite the use of prophylactic antihistamines. Caution must be exercised with every ERBITUX infusion as there were patients who experienced their first severe infusion reaction during later infusions. A 1-hour observation period is recommended following the ERBITUX infusion. Longer observation periods may be required in patients who experience infusion reactions.

Cardiopulmonary arrest and/or sudden death occurred in 2% (4/208) of patients with squamous cell carcinoma of the head and neck treated with radiation therapy and ERBITUX as compared to none of 212 patients treated with radiotherapy alone. ERBITUX in combination with radiation therapy should be used with caution in patients with known coronary artery disease, congestive heart failure and arrhythmias.

Close monitoring of serum electrolytes, including serum magnesium, potassium, and calcium during and after Cetuximab therapy is recommended.

Severe cases of interstitial lung disease (ILD), which was fatal in one case, occurred in less than 0.5% of 774 patients with advanced colorectal cancer (mCRC) receiving ERBITUX. There was one case (n=796) of ILD reported in patients in head and neck clinical trials with ERBITUX.

In clinical studies of ERBITUX, dermatologic toxicities, including acneform rash, skin drying and fissuring, and inflammatory and infectious sequelae (eg, blepharitis, cheilitis, cellulitis, cyst) were reported. Severe (Grade 3/4) acneform rash was reported in 17% of 208 patients with head and neck cancer treated with ERBITUX plus radiation and in 1% of 103 patients treated with ERBITUX as a single agent as well as 11% of 774 patients with mCRC treated with ERBITUX. Sun exposure may exacerbate these effects. A related nail disorder, occurring in 12% (0.4% Grade 3) of patients, was characterized as a paronychial inflammation.

The incidence of hypomagnesemia (both overall and severe [NCI CTC Grades 3 & 4]) was increased in patients receiving ERBITUX alone or in combination with chemotherapy as compared to those receiving best supportive care or chemotherapy alone based on ongoing, controlled clinical trials in 244 patients. Approximately one-half of these patients receiving ERBITUX experienced hypomagnesemia and 10-15% experienced severe hypomagnesemia. Electrolyte repletion was necessary in some patients and in severe cases, intravenous replacement was required.

The safety of ERBITUX in combination with radiation therapy and cisplatin has not been established. Death and serious cardiotoxicity were observed in a single-arm trial with ERBITUX, delayed, accelerated (concomitant boost) fractionation radiation therapy, and cisplatin (100 mg/m2) conducted in patients with locally advanced squamous cell carcinoma of the head and neck. Two of 21 patients died, one as a result of pneumonia and one of an unknown cause. Four patients discontinued treatment due to adverse events. Two of these discontinuations were due to cardiac events (myocardial infarction in one patient and arrhythmia, diminished cardiac output, and hypotension in the other patient).

Additional serious adverse events associated with ERBITUX in combination with RT in patients with head and neck cancer were mucositis (6%), radiation dermatitis (3%), confusion (2%) and diarrhea (2%). Additional serious adverse events associated with ERBITUX in mCRC clinical trials (N=774) were fever (5%), sepsis (3%), kidney failure (2%), pulmonary embolus (1%), dehydration (5% in patients receiving ERBITUX with irinotecan, 2% in patients receiving ERBITUX as a single agent), and diarrhea (6% in patients receiving ERBITUX with irinotecan, 0.2% in patients receiving ERBITUX as a single agent).

The overall incidence of late radiation toxicities (any grade) was higher in ERBITUX in combination with radiation therapy compared with radiation therapy alone. The following sites were affected: salivary glands (65%/56%), larynx (52%/36%), subcutaneous tissue (49%/45%), mucous membranes (48%/39%), esophagus (44%/35%), skin (42%/33%), brain (11%/9%), lung (11%/8%), spinal cord (4%/3%), and bone (4%/5%) in the ERBITUX and radiation versus radiation alone arms, respectively.

The incidence of Grade 3 or 4 late radiation toxicities were generally similar between the radiation therapy alone and the ERBITUX plus radiation therapy.

The most common adverse events seen in patients with carcinomas of the head and neck receiving ERBITUX in combination with radiation therapy (n=208) versus radiation alone (n=212) were mucositis-stomatitis (93%/94%), acneform rash (87%/10%), radiation dermatitis (86%/90%), weight loss (84%/72%), xerostomia (72%/71%), dysphagia (65%/63%), asthenia (56%/49%), nausea (49%/37%), constipation (35%/30%) and vomiting (29%/23%). The most common adverse events seen in patients receiving ERBITUX as a single agent (n=103) were acneform rash (76%), asthenia (45%), pain (28%), fever (27%) and weight loss (27%). The most common adverse events seen in patients receiving ERBITUX with irinotecan (n=354) or ERBITUX as a single agent (n=420) were acneform rash (88%/90%), asthenia/malaise (73%/48%), diarrhea (72%/25%), nausea (55%/29%), abdominal pain (45%/26%), vomiting (41%/25%), fever (34%/27%), constipation (30%/26%), and headache (14%/26%). Please see full prescribing information, available at www.ERBITUX.com for important safety information relating to ERBITUX, including boxed warnings.

Human Monoclonal EGFR Inhibitor

We have developed a fully human monoclonal antibody, referred to as IMC-11F8, which targets the human EGFR. IMC-11F8 is a high affinity antibody that blocks ligand-dependent activation of the EGFR. Pre-clinical in vitro studies have shown that IMC-11F8 inhibits EGFR activation, downstream signaling pathways and growth of human tumor cells. In pre-clinical human tumor xenograft models, IMC-11F8 suppresses the growth of EGFR-positive tumors and enhances the activity of chemotherapeutic drugs when used in combination. We intend to commercialize this antibody in Europe and potentially elsewhere and we believe that we have rights to do so under our agreements with BMS and Merck KGaA. However, Merck KGaA has advised us that it believes that IMC-11F8 is covered under our existing developmental and license agreement with Merck KGaA and that it could therefore have the exclusive rights to market IMC-11F8 outside the United States and Canada and co-exclusive development rights in Japan, for which it would pay the same royalty as it pays for ERBITUX. See “Corporate Collaborations—Collaborations with Merck KGaA” and “Legal Proceedings”. We believe that IMC-11F8 is not covered under the Merck KGaA development and license agreement. This dispute has been submitted to binding arbitration through an expedited process outside of the provisions of the development and license agreement, the results of which we expect in the near future. If successful in the arbitration, Merck KGaA averred that it is entitled to certain unspecified damages under the development and license agreement. While we intend to vigorously defend our position as it relates to IMC-11F8 in arbitration, there is no assurance that our position would prevail and we are unable to predict the outcome of these procedings. Commercial rights to this antibody in the U.S. and Canada fall within the scope of our agreement with BMS regarding ERBITUX.

The Company received approval to begin Phase I clinical trials of IMC-11F8 from the National Institute for Public Health and the Environment (RIVM), the Dutch regulatory agency. The first patient began treatment in fourth quarter of 2004 in a Phase I clinical trial of patients with solid tumors. The two-center study is being conducted at the Free University in Amsterdam and Utrecht University in Utrecht, and is designed to evaluate the safety and pharmacology of IMC-11F8 administered weekly or bi-weekly by intravenous infusion. The preliminary results of this trial, which is projected to achieve its objectives and close to patient accrual in the second half of 2006, will be reported at the ASCO 2006 meeting. Disease-directed developmental trials of 11F8 are projected to begin in the second half of 2006.

Study	Description	Population	Target Enrollment
CP11-0401	Phase I Study of Weekly and Bi-Weekly Human Anti-Epidermal Growth Factor Receptor Monoclonal Antibody 11F8	In Patients with Advanced Solid Tumors	40

Monoclonal Antibody Inhibitors of Angiogenesis

Our general experience with growth factors, particularly the use of ERBITUX to block the EGFR, is mirrored in our pursuit of what may be another promising approach for the treatment of cancer, the inhibition of angiogenesis. Angiogenesis is the natural process of new blood vessel growth. VEGF is one of a group of molecules that helps regulate angiogenesis. Tumor cells, as well as normal cells, produce VEGF. Once produced by the tumor cells, VEGF stimulates the production of new blood vessels and ensures an adequate blood supply to the tumor, enabling the tumor to grow. KDR is a growth factor receptor found almost exclusively on the surface of human endothelial cells, which are the cells that line all blood vessels. VEGF must recognize and bind to this KDR receptor in order to stimulate the endothelial cells to grow and cause new blood vessels to form. We believe that interference with the binding of VEGF to the KDR receptor inhibits angiogenesis and potentially can be used to slow or halt tumor growth. We have identified potential inhibitors collectively known by us as IMC-KDR antibodies.

In 2001, we concluded a Phase I clinical study with a chimeric (part human, part mouse) anti-KDR antibody known as IMC-1C11. In 2002, we identified several fully human monoclonal anti-KDR antibodies with potent anti-KDR activity. In 2003, we initiated pre-clinical development of one of these antibodies, IMC-1121B. We filed an Investigational New Drug Application (“IND”) for IMC-1121B in July 2004 and initiated clinical studies assessing its potential for angiogenesis inhibition in cancer patients during the fourth quarter of 2004. This fully human antibody replaced IMC-1C11 in our development pipeline.

Subject to further investigation, we believe that such inhibitors could be effective in treating many solid and liquid tumors and may also be useful in treating other diseases, such as diabetic retinopathy and age-related macular degeneration that, like cancer, depend on the growth of new blood vessels.

Study	Description	Population	Target Enrollment
CP12-0401	Phase I Study of Weekly Anti-Vascular Endothelial Growth Factor Receptor 2 Monoclonal Antibody	In Patients with Advanced Solid Tumors	33

In 2005, we entered into a Collaboration and License agreement with UCB S.A to develop CDP-791, consisting of di-fab human monoclonal antibody segments linked together by a PEG linker. In a Phase I study in patients with advanced solid malignancies, CDP-791 did not demonstrate dose-limiting toxicities up to doses of 30 mg/kg every 3 weeks, a dose level projected to achieve biologically-relevant concentrations for most of the dosing interval. In August 2005, UCB started a randomized Phase I/II study of CDP-791 plus carboplatin/paclitaxel in previously untreated patients with advanced non-small cell lung cancer. In this study, patients are being randomized to treatment with either carboplatin/paclitaxel alone or with CDP-791 at 10 or 20 mg/kg every 3 weeks. In 2006, we and UCB plan to start disease-directed clinical evaluations of CDP-791.

Study	Description	Population	Target Enrollment
RPCE05A3166	Phase I/II Randomized Study of Paclitaxel/ Carboplatin administered either alone or combined with CDP-791 at 20 or 30 mg/kg	In Patients with Advanced Stage IIIB or IV Non-small Cell Lung Cancer	120

Monoclonal Antibody to Insulin-Like Growth Factor Receptor-1

In 2005, we successfully filed an IND for IMC-A12, a unique human monoclonal antibody against insulin-like growth factor-1 receptor (IGF1R) which is expressed in diverse human tumor types. Activation of IGF1R in cancer cells in preclinical models increases the cells’ ability to survive, especially under conditions of chemotherapy or radiotherapy, and it also contributes to cancer cell growth, as well as the development of resistance to chemotherapeutics, hormones (estrogens and androgens), and signal transduction inhibitors. IMC-A12 prevents binding of insulin-like growth factor-1 to the receptor, thus preventing its activation and triggering of survival and growth mechanisms in cancer cells. The antibody also causes rapid internalization (removal from the cell surface) of IGF1R, thus further interfering with cancer growth-supporting properties of the receptor.

Following successful filing of an IND for IMC-A12 in 2005, we began a Phase I study of the agent in patients with solid malignancies in December 2005.

Study	Description	Population	Target Enrollment
CP13-0501	Phase I Study of IMC-A12, an Anti-IGFR1 Human Monoclonal Antibody	In Patients with Advanced Solid Tumors	40

Monoclonal Antibody to Vascular Endothelial Growth Factor Receptor-1 (VEGFR1)

Like VEGFR-2, the target of our anti-KDR antibodies, the VEGFR-1 receptor (also known as flt-1) is believed to be involved in blood vessel formation, but recent data suggest that it may function in novel ways unrelated to angiogenesis. We have discovered that VEGFR-1 is expressed by a number of human tumors, most notably breast and colorectal cancer. We have developed specific antibodies that block the function of VEGFR-1 and have conducted pre-clinical studies showing that these antibodies can inhibit the growth of human breast and colorectal tumors in pre-clinical models. It is believed that VEGFR-1 inhibitors could be useful in the treatment of VEGFR1-positive tumors, such as breast or colorectal cancer and we are developing therapeutic antibodies against this target for future clinical studies.

We successfully filed an IND for IMC-18F1, a fully human monoclonal antibody to VEGFR1, in December 2005, for which we are beginning a Phase I study in the first half of 2006.

Monoclonal Antibody Against Platelet-Derived Growth Factor Receptor Alpha (PDGFRa)

PDGFRa is a receptor tyrosine kinase that is activated by the binding of platelet-derived growth factors. Studies have shown that PDGFRa is expressed on ovarian, prostate, breast, lung, glial, skin and bone tumors. We have developed a fully human antibody, designated IMC-3G3, that effectively blocks the function of PDGFRa and inhibits the growth of glioblastoma and leiomyosarcoma tumors in animal models. We are conducting additional pre-clinical studies to evaluate if our antibody can also inhibit the growth of other cancers. We expect to file an IND for IMC-3G3 in the first half of 2006 and begin a Phase I trial in the second half of 2006.

RESEARCH PROGRAMS

General

Our research programs have been focused on clear goals: the identification of antibodies with growth inhibiting activity against human tumors. To this end we have discontinued our small molecule and vaccine programs. After an extensive analysis we determined that our strengths and expertise lie in the identification of new tumor targets and the selection and production of antibodies that bind and inhibit the activity of these targets.

In addition to concentrating on our products in development, we perform ongoing research, including research in each of the areas of our ongoing clinical programs of growth factor blockers, other tumor cell growth inhibitors and angiogenesis inhibitors. We have assembled a scientific staff with expertise in a variety of disciplines, including oncology, immunology, molecular and cellular biology, antibody engineering, bioinformatics and protein chemistry. We have centralized our target identification group into a new Tumor Biology department. These scientists have the primary responsibility of identifying new targets and validating their role in tumor growth and development. New targets are both engendered internally and obtained from external partners. Also, we recently concluded an agreement with Caprion Pharmaceuticals and are currently validating a series of new targets. Additional collaborations of this type are under consideration. Our primary goal is to identify a number of targets sufficient to support and expand our portfolio beyond our current level. In addition to pursuing research programs in-house, we collaborate with academic institutions and corporations to support our research and development efforts.

Research on Growth Factor Blockers

Research on modulators of apoptosis (programmed cell death):   We are developing antibody therapeutics that interfere with anti-apoptotic signaling and survival mechanisms of cancer cells. One mechanism involves the insulin-like growth factor-1 receptor (IGF1R) which is frequently over-expressed in diverse human tumor types. Activation of IGF1R in cancer cells increases the cells’ ability to survive, especially under conditions of chemotherapy or radiotherapy, and it also contributes to cancer cell growth. We have developed and evaluated an antibody to IGF1R, designated IMC-A12, that blocks binding of insulin-like growth factor-1 to the receptor, thus preventing its activation and triggering of survival and growth mechanisms in cancer cells. The antibody also causes rapid internalization (removal from the cell surface) of IGF1R, thus further interfering with cancer growth-supporting properties of the receptor. The IMC-A12 IND was accepted by the FDA and our Phase I study was initiated and is ongoing.

Research on VEGFR-1 inhibitors:   We are investigating the activities of antibodies that block the function of VEGFR-1 (flt-1), another receptor to which VEGF binds. Like VEGFR-2, the target of our anti-KDR antibodies, the VEGFR-1 receptor is believed to be involved in blood vessel formation, but recent data suggest that it may function in novel ways unrelated to angiogenesis. We have discovered that VEGFR-1 is expressed by a number of human tumors, most notably breast and colorectal cancer. We have developed specific antibodies that block the function of VEGFR-1 and have conducted pre-clinical studies showing that these antibodies can inhibit the growth of human breast and colorectal tumors in pre-clinical models. It is believed that VEGFR-1 inhibitors could be useful in the treatment of VEGFR1-positive tumors, such as breast or colorectal cancer and we are developing therapeutic antibodies against this target for future clinical studies. One such agent, IMC-18F1, is a fully human monoclonal antibody for which an IND has been filed and accepted. Phase I studies should begin in the first half of 2006.

Research on PDGFR alpha inhibitors:   Platelet-derived growth factor receptor alpha (PDGFRa ) is a receptor tyrosine kinase that is activated by the binding of platelet-derived growth factors. Studies have shown that PDGFRa is expressed on ovarian, prostate, breast, lung, glial, skin and bone tumors. We have developed a fully human antibody, designated IMC-3G3, that effectively blocks the function of PDGFRa and inhibits the growth of glioblastoma and leiomyosarcoma tumors in animal models. We are conducting additional pre-clinical studies to evaluate if our antibody can also inhibit the growth of other cancers. We expect to file an IND for IMC-3G3 early in 2006.

Anti-FGFR:   Dysregulation of the fibroblast growth factor (FGF) and receptor (FGFR) pathway has been linked to the development of both solid tumors and hematological malignancies. Inhibiting this pathway may therefore have therapeutic benefit. Two neutralizing antibodies were generated that target FGFR-1 and FGFR-3, respectively. These antibodies have been tested for anti-tumor effects in vitro and have shown activity in prostate and bladder carcinoma, multiple myeloma and leukemia. Significant tumor inhibition in vivo was observed in human prostate xenografts treated with anti-FGFR-1, and in human multiple myeloma xenografts treated with anti-FGFR-3.

Anti-RON:   The Macrophage-Stimulating Protein receptor (RON) belongs to the c-MET family of receptor tyrosine kinases. Since its discovery in 1993, several lines of evidence suggest that RON is expressed in several major cancers and contributes to tumorigenesis. Antagonists of RON activity, however, have not been reported. Consequently, we generated several fully human monoclonal antibodies that bind to human RON with high affinity and block ligand binding. By preventing RON signaling, these antibodies have significantly inhibited cancer cell line invasion/migration as well as tumor formation in several tumor xenograft models. These findings are the first to validate RON as a cancer target and underscore the potential of RON antibodies for therapeutic intervention in the treatment of human cancer. Current efforts are focused on antibody production in preparation for clinical development.

Anti-gp75:   gp75 is a melanoma antigen and an ideal target for antibody-based therapy. A novel fully human antibody to gp75, 20D7, was generated. This antibody is effective against a panel of human melanomas grown as xenografts in nude mice. We are currently exploring additional pre-clinical models.

Anti-FLT3:   FLT3 is a receptor tyrosine kinase that is overexpressed in the majority of acute myelogenous leukemias and lymphocytic leukeumia. We have developed a fully human anti-FLT3 antagonist antibody named IMC-EB10. Preclinical studies have shown that IMC-EB10 significantly inhibits leukemia cell growth in human leukemia xenograft models in mice. In another approach, we have recently developed an immunotoxin conjugate named EB10-MMAF using IMC-EB10 antibody in collaboration with Seattle Genetics. Preclinical data have demonstrated that EB10-MMAF has a potent, antigen-specific therapeutic activity in xenograft models.

Research on Angiogenesis Inhibitors

Research on VEGFR-2 inhibitors:   We are continuing to work with an experimental antibody known as DC101 in animal models in order to support the clinical development of our IMC-KDR monoclonal antibody known as IMC-1121B. DC101 neutralizes the flk-1 receptor, which is the mouse receptor to VEGF that corresponds to KDR in humans. Tumor models in mice have shown that DC101 inhibits tumor growth as a single agent or in combination with chemotherapy or radiation therapy. We filed an IND for IMC-1121B in August 2004 and have since started a clinical Phase I trial to study its potential for angiogenesis inhibition in cancer patients.

Research on VE-cadherin inhibitors:   In another approach to angiogenesis inhibition, we are exploring the therapeutic potential of antibodies against vascular-specific cadherin (“VE-cadherin”). Cadherins are a family of cell surface molecules that help organize tissue structures. VE-cadherin is believed to play an important role in angiogenesis by organizing endothelial cells into vascular tubes, which is a necessary step in the formation of new blood vessels. Advanced tumor growth is dependent on the formation of a capillary blood vessel network in the tumor to ensure an adequate blood supply to the tumor. Therefore, antibodies that inhibit VE-cadherin may inhibit such capillary formation in tumors, and help fight cancer by cutting off adequate blood supply to the tumor. Pre-clinical studies using monoclonal antibodies against VE-cadherin have demonstrated that inhibition of angiogenesis, tumor growth and metastasis occurs as a consequence of interfering with the ability of VE-cadherin to form tubular structures. We are evaluating in pre-clinical studies antibodies that are efficacious in inhibiting angiogenesis and tumor growth without negatively affecting existing vessels.

In connection with our VE-cadherin research program, we have an exclusive license from ICOS Corporation to certain patent rights pertaining to VE-cadherin and antibodies thereto for the treatment of cancer in humans.

Research on VEGFR-3 inhibitors:   Antagonist antibodies to VEGFR-3 (also known as Flt-4) have several potential therapeutic uses: blocking of metastasis by inhibiting lymphangiogenesis, blocking tumor angiogenesis, inhibiting the growth of tumors stimulated by Flt-4/VEGF-C or D autocrine loops and inhibiting inflammation. Systemic treatment of mice with monoclonal antibody, mF4-31C1, directed to the mouse VEGFR-3 results in inhibition of new lymphatic formation in tumor models, leading to significant inhibition of metastasis. Administration of mF4-31C1 reduces the growth of primary human tumors in mice most likely by blocking angiogenesis or tumor inflammation and this effect appears to act additively with chemotherapy. In a model of lung inflammation, this antibody greatly reduced bronchial lymphangiogenesis and regional lymphadenopathy and prolonged retinal graft survival in mice. A candidate therapeutic fully-human anti-human VEGFR-3 antibody called hF4-3C5 has been produced and its antagonist activity for VEGFR-3 has been verified.

Research Support for Clinical Programs:   ImClone presently has five antibodies in various stages of clinical development—fully human anti EGF, anti-IGFR1, anti-VEGFR2, CDP-791 and anti-VEGFR1. While all these agents are being assessed clinically as single agents, our research scientists are performing studies to determine which potential combinations would be most useful in future clinical studies. These combinations include chemotherapeutic small molecules, signaling inhibitors and selective antibodies.

CORPORATE COLLABORATIONS

In addition to our collaborations in the research and clinical areas with academic and medical institutions, we have a number of collaborations with other corporations, the most significant of which are discussed below.

Collaborations with Bristol-Myers Squibb Company

On September 19, 2001, we entered into an acquisition agreement (the “Acquisition Agreement”) with BMS and Bristol-Myers Squibb Biologics Company, a Delaware corporation (“BMS Biologics”), which is a wholly-owned subsidiary of BMS, providing for the tender offer by BMS Biologics to purchase up to 14,392,003 shares of our common stock for $70.00 per share, net to the seller in cash. In connection with the Acquisition Agreement, we entered into a stockholder agreement with BMS and BMS Biologics, dated as of September 19, 2001 (the “Stockholder Agreement”), pursuant to which all parties agreed to various arrangements regarding the respective rights and obligations of each party with respect to, among other things, the ownership of shares of our common stock by BMS and BMS Biologics. Concurrent with the execution of the Acquisition Agreement and the Stockholder Agreement, we entered into a commercial agreement (the “Commercial Agreement”) with BMS and E.R. Squibb relating to ERBITUX, pursuant to which, among other things, BMS and E.R. Squibb are co-developing and co-promoting ERBITUX in the United States and Canada with us, and are co-developing and co-promoting ERBITUX in Japan with us and either together or co-exclusively with Merck KGaA.

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

Commercial Agreement

Rights Granted to E.R. Squibb—Pursuant to the Commercial Agreement, as amended on March 5, 2002, we granted to E.R. Squibb (1) the exclusive right to distribute, and the co-exclusive right to develop and promote (together with us) any prescription pharmaceutical product using the compound ERBITUX (the “product”) in the United States and Canada, (2) the co-exclusive right to develop, distribute and promote (together with us and together or co-exclusively with Merck KGaA and its affiliates) the product in Japan, and (3) the non-exclusive right to use our registered trademarks for the product in the United States, Canada and Japan (collectively, the “territory”) in connection with the foregoing. In addition, we agreed not to grant any right or license to any third party, or otherwise permit any third party, to develop ERBITUX for animal health or any other application outside the human health field without the prior consent of E.R. Squibb (which consent may not be unreasonably withheld).

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

Up-Front and Milestone Payments—The Commercial Agreement provides for up-front and milestone payments by E.R. Squibb to us of $900,000,000 in the aggregate, of which $200,000,000 was paid on September 19, 2001, $140,000,000 was paid on March 7, 2002, $60,000,000 was paid on March 5, 2003 $250,000,000 was paid on March 12, 2004 and $250,000,000 is anticipated to be received by March 31, 2006. All such payments are non-refundable and non-creditable.

Distribution Fees—The Commercial Agreement provides that E.R. Squibb shall pay us distribution fees based on a percentage of “annual net sales” of the product (as defined in the Commercial Agreement) by E.R. Squibb in the United States and Canada. The distribution fee is 39% of net sales in the United States and Canada. During the year ended December 31, 2005, we have recorded royalty revenues of $161,116,000, representing 39% of net sales of ERBITUX by BMS.

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

Development of the Product—Responsibilities associated with clinical and other ongoing studies are apportioned between the parties as determined by the product development committee described below. The Commercial Agreement provides for the establishment of clinical development plans setting forth the activities to be undertaken by the parties for the purpose of obtaining marketing approvals, providing market support and developing new indications and formulations of the product. After transition of responsibilities for certain clinical and other studies, each party is primarily responsible for performing the studies designated to it in the clinical development plans. In the United States and Canada, the Commercial Agreement provides that E.R. Squibb is responsible for 100% of the cost of all clinical studies other than those studies undertaken post-launch which are not pursuant to an IND (e.g. Phase IV studies), the cost of which is shared equally between E.R. Squibb and ImClone Systems. As between E.R. Squibb and ImClone Systems, each is responsible for 50% of the costs of all studies in Japan. We have also agreed, and may agree in the future, to share with E.R. Squibb, on terms other than the foregoing, costs of clinical trials that we believe are not potentially registrational but should be undertaken prior to launch in the United States, Canada or Japan. We have incurred $13,137,000, $9,096,000 and $2,262,000 pursuant to such cost sharing for the years ended December 31, 2005, 2004 and 2003, respectively. In addition, to the extent that BMS and we, in 2005 and 2006, exceed expenditures specified under the annual contractual clinical development budget, we have agreed to share such excess with BMS. For the year ended December 31, 2005, we have recorded expenses related to this cost sharing agreement of approximately $6,700,000.

We have also incurred $1,434,000, $721,000 and $663,000 related to the agreement with respect to development in Japan for the years ended December 31, 2005, 2004 and 2003, respectively. Except as otherwise agreed upon by the parties, the Company will own all registrations for the product and will be primarily responsible for the regulatory activities leading to registration in each country. E.R. Squibb is primarily responsible for the regulatory activities in each country after the product has been registered in that country. Pursuant to the terms of the Commercial Agreement, as amended, Andrew G. Bodnar, M.D., J.D., Senior Vice President, Strategy and Medical & External Affairs of BMS, and a member of our Board of Directors, is entitled to oversee the implementation of the clinical and regulatory plan for ERBITUX.

Distribution and Promotion of the Product—Pursuant to the Commercial Agreement, E.R. Squibb has agreed to use all commercially reasonable efforts to launch, promote and sell the product in the territory with the objective of maximizing the sales potential of the product and promoting the therapeutic profile and benefits of the product in the most commercially beneficial manner. In connection with its responsibilities for distribution, marketing and sales of the product in the territory, E.R. Squibb is performing all relevant functions, including but not limited to the provision of all sales force personnel, marketing (including advertising and promotional expenditures), warehousing and physical distribution of the product.

However, we have the right, at our election and sole expense, to co-promote with E.R. Squibb the product in the territory. Pursuant to this co-promotion option, which we have exercised, we are entitled on and after April 11, 2002 (at our sole expense) to have our field organization participate in the promotion of the product consistent with the marketing plan and development plans agreed upon by the parties, provided that E.R. Squibb retains the exclusive rights to sell and distribute the product. Except for our expenses incurred pursuant to the co-promotion option, E.R. Squibb is responsible for 100% of the distribution, sales and marketing costs in the United States and Canada, and as between E.R. Squibb and ImClone Systems, each is responsible for 50% of the distribution, sales, marketing costs and other related costs and expenses in Japan. During the third quarter of 2004, we decided to establish a sales force to maximize the potential commercial opportunities for ERBITUX and to serve as a foundation for the marketing of future products derived either from within our pipeline or through business development opportunities.

Manufacture and Supply—The Commercial Agreement provides that we are responsible for the manufacture and supply of all requirements of ERBITUX in bulk form active pharmaceutical ingredient (“API”) for clinical and commercial use in the territory, and that E.R. Squibb must purchase all of its requirements of API for commercial use from us. We supply API for clinical use at our fully burdened manufacturing or purchase cost, and supply API for commercial use at our fully burdened manufacturing or purchase cost plus a mark-up of 10%. Upon the expiration, termination or assignment of any existing agreements between ImClone Systems and third party manufacturers, E.R. Squibb will be responsible for processing API into the finished form of the product.

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

Right of First Offer—E.R. Squibb has a right of first offer with respect to our investigational IMC-KDR monoclonal antibodies (such as 1121B) should we decide to enter into a partnering arrangement with a third party with respect to IMC-KDR antibodies at any time prior to the earlier to occur of September 19, 2006 and the first anniversary of the date which is 45 days after any date on which BMS’s ownership interest in ImClone Systems is less than 5%. If we decide to enter into a partnering arrangement during such period, we must notify E.R. Squibb. If E.R. Squibb notifies us that it is interested in such an arrangement, we will provide proposed terms to E.R. Squibb and the parties will negotiate in good faith for 90 days to attempt to agree on the terms and conditions of such an arrangement. If the parties do not reach agreement during this period, E.R. Squibb must propose the terms of an arrangement which it is willing to enter into, and if we reject such terms we may enter into an agreement with a third party with respect to such a partnering arrangement (provided that the terms of any such agreement may not be more favorable to the third party than the terms proposed by E.R. Squibb).

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

Restriction on Competing Products—During the period from the date of the Commercial Agreement until September 19, 2008, the parties have agreed not to, directly or indirectly, develop or commercialize a competing product (defined as a product that has as its only mechanism of action an antagonism of the EGFR) in any country in the territory. In the event that any party proposes to commercialize a competing product or purchases or otherwise takes control of a third party which has developed or commercialized a competing product, then such party must either divest the competing product within 12 months or offer the other party the right to participate in the commercialization and development of the competing product on a 50/50 basis (provided that if the parties cannot reach agreement with respect to such an agreement, the competing product must be divested within 12 months).

Ownership—The Commercial Agreement provides that we own all data and information concerning ERBITUX and the product and, except for E.R. Squibb Inventions, all processes, know-how and other inventions relating to the product and developed by either party or jointly by the parties. E.R. Squibb, however, has the right to use all such data and information, and all such processes, know-how or other inventions, in order to fulfill its obligations under the Commercial Agreement.

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

Stockholder Agreement

Pursuant to the Stockholder Agreement, our Board was increased from ten to twelve members in October 2001. BMS received the right to nominate two directors to our Board (each a “BMS director”) so long as its ownership interest in ImClone Systems is 12.5% or greater. If BMS’ ownership interest is 5% or greater but less than 12.5%, BMS will have the right to nominate one BMS director, and if BMS’ ownership interest is less than 5%, BMS will have no right to nominate a BMS director. If the size of the Board is increased to a number greater than twelve, the number of BMS directors would be increased, subject to rounding, such that the number of BMS directors is proportionate to the lesser of BMS’ then-current ownership interest and 19.9%. Notwithstanding the foregoing, BMS will have no right to nominate any BMS directors if (1) we have terminated the Commercial Agreement due to a material breach by BMS or (2) BMS’ ownership interest were to remain below 5% for 45 consecutive days.

Based on the number of shares of common stock acquired pursuant to the tender offer and the fact that we currently have eight directors, BMS has the right to nominate two directors. BMS designated Andrew G. Bodnar, M.D., J.D., BMS’ Senior Vice President, Strategy and Medical & External Affairs, as one of the initial BMS directors. The nomination of Dr. Bodnar was approved by the Board on November 15, 2001. The other BMS director position was initially filled by Peter S. Ringrose, M.A, Ph.D. Dr. Ringrose retired in 2002 from his position of Chief Scientific Officer and President, Pharmaceutical Research Institute at BMS, and also resigned from his director position with us. BMS has not yet designated a replacement to fill Dr. Ringrose’s vacated Board seat.

Voting of Shares—During the period in which BMS has the right to nominate up to two BMS directors, BMS and its affiliates are required to vote all of their shares in the same proportion as the votes cast by all of our other stockholders with respect to the election or removal of non-BMS directors.

Committees of the Board of Directors—During the period in which BMS has the right to nominate up to two BMS directors, BMS also has the right, subject to certain exceptions and limitations, to have one member of each committee of the Board be a BMS director. In order to maintain independence of the Audit, Nominating and Corporate Governance, and Compensation Committees, no BMS director is serving on these committees.

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

Limitation on Additional Purchases of Shares and Other Actions—Subject to the exceptions set forth below, until September 19, 2006 or, if earlier, the occurrence of any of (1) an acquisition by a third party of more than 35% of our outstanding shares, (2) the first anniversary of a reduction in BMS’s ownership interest in us to below 5% for 45 consecutive days, or (3) our taking a prohibited action under the Stockholder Agreement without the consent of the BMS directors, neither BMS nor any of its affiliates will acquire beneficial ownership of any shares of our common stock or take any of the following actions: (1) encourage any proposal for a business combination with us or an acquisition of our shares; (2) participate in the solicitation of proxies from holders of shares of our common stock; (3) form or participate in any “group” (within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934) with respect to shares of our common stock; (4) enter into any voting arrangement with respect to shares of our common stock; or (5) seek any amendment to or waiver of these restrictions.

The following are exceptions to the standstill restrictions described above: (1) BMS Biologics may acquire beneficial ownership of shares of our common stock either in the open market or from us pursuant to the option described below, so long as, after giving effect to any such acquisition of shares, BMS’ ownership interest would not exceed 19.9%; (2) BMS may make, subject to certain conditions, a proposal to the Board to acquire shares of our common stock if we provide material non-public information to a third party in connection with, or begin active negotiation of, an acquisition by a third party of more than 35% of the outstanding shares; (3) BMS may acquire shares of our common stock if such acquisition has been approved by a majority of the non-BMS directors; and (4) BMS may make, subject to certain conditions, including that an acquisition of shares be at a premium of at least 25% to the prevailing market price, non-public requests to the Board to amend or waive any of the standstill restrictions described above. Certain of the exceptions to the standstill provisions described above will terminate upon the occurrence of: (1) a reduction in BMS’s ownership interest in us to below 5% for 45 consecutive days, (2) a transfer or other disposition of shares of our common stock by BMS or any of its affiliates such that BMS and its affiliates own or have control over less than 75% of the maximum number of shares owned by BMS and its affiliates at any time after September 19, 2001, (3) a termination of the Commercial Agreement by

BMS due to significant regulatory or safety concerns regarding ERBITUX, or (4) a termination of the Commercial Agreement by us due to a material breach by BMS.

Option to Purchase Shares in the Event of Dilution—BMS Biologics has the right under certain circumstances to purchase additional shares of common stock from us at market prices, pursuant to an option granted to BMS by us, in the event that BMS’s ownership interest is diluted (other than by any transfer or other disposition by BMS or any of its affiliates). BMS can exercise this right (1) once per year, (2) if we issue shares of common stock in excess of 10% of the then-outstanding shares in one day, and (3) if BMS’s ownership interest is reduced to below 5% or 12.5%. BMS Biologics’ right to purchase additional shares of common stock from us pursuant to this option will terminate on September 19, 2006 or, if earlier, upon the occurrence of (1) an acquisition by a third party of more than 35% of the outstanding shares, or (2) the first anniversary of a reduction in BMS’s ownership interest in us to below 5% for 45 consecutive days.

Transfers of Shares—Until March 19, 2005, neither BMS nor any of its affiliates were permitted to transfer shares of our common stock or enter into any arrangement that transfers any of the economic consequences associated with the ownership of shares. After March 19, 2005, neither BMS nor any of its affiliates may transfer any shares or enter into any arrangement that transfers any of the economic consequences associated with the ownership of shares, except (1) pursuant to registration rights granted to BMS with respect to the shares, (2) pursuant to Rule 144 under the Securities Act of 1933, as amended or (3) for certain hedging transactions. Any such transfer is subject to the following limitations: (1) the transferee may not acquire beneficial ownership of more than 5% of the then-outstanding shares of common stock; (2) no more than 10% of the total outstanding shares of common stock may be sold in any one registered underwritten public offering; and (3) neither BMS nor any of its affiliates may transfer shares of common stock (except for registered firm commitment underwritten public offerings pursuant to the registration rights described below) or enter into hedging transactions in any twelve-month period that would, individually or in the aggregate, have the effect of reducing the economic exposure of BMS and its affiliates by the equivalent of more than 10% of the maximum number of shares of common stock owned by BMS and its affiliates at any time after September 19, 2001. Notwithstanding the foregoing, BMS Biologics may transfer all, but not less than all, of the shares of common stock owned by it to BMS or to E.R. Squibb or another wholly-owned subsidiary of BMS.

Registration Rights—We granted BMS customary registration rights with respect to shares of common stock owned by BMS or any of its affiliates.

Collaborations with Merck KGaA

ERBITUX Development and License Agreement—In December 1998, the Company entered into a development and license agreement with Merck KGaA with respect to ERBITUX. In exchange for granting Merck KGaA exclusive rights to market ERBITUX outside of the United States and Canada and co-exclusive development rights in Japan, the Company received $30,000,000 through December 31, 2004 in up-front cash fees and early cash payments based on the achievement of defined milestones. An additional $30,000,000 was received through December 31, 2005 based upon the achievement of further milestones for which Merck KGaA received equity in the Company.

The chart below details the equity milestone payments received from Merck KGaA during the three years ended December 31, 2005:

Date	Amount of Milestone	Common shares issued to Merck KGaA	Price per share
May 2003	$6,000,000	334,471	$17.94
June 2003	$3,000,000	150,007	$20.00
July 2003	$3,000,000	92,276	$32.51
July 2003	$3,000,000	90,944	$32.99
December 2003	$5,000,000	127,199	$39.31
July 2004	$5,000,000	58,807	$58.18

The equity interests underlying the milestone payments were priced at varying premiums to the then-market price of the common stock depending upon the timing of the achievement of the respective milestones. Merck KGaA pays us a royalty on sales of ERBITUX outside of the United States and Canada. In August 2001, Merck KGaA and we amended this agreement to provide, among other things, that Merck KGaA may manufacture ERBITUX for supply in its territory and may utilize a third party to do so upon our reasonable acceptance. The amendment further released Merck KGaA from its obligations under the agreement relating to providing a guaranty under a $30,000,000 credit facility relating to the build-out of BB36. In addition, the amendment provides that the companies have co-exclusive rights to ERBITUX in Japan, including the right to sublicense and Merck KGaA waived its right of first offer in the case of a proposed sublicense by us of ERBITUX in our territory. In consideration for the amendment, we agreed to a reduction in royalties’ payable by Merck KGaA on sales of ERBITUX in Merck KGaA’s territory.

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

In June 2003, we agreed to supply a fixed quantity of ERBITUX for use in Merck KGaA’s medical affairs program on different ordering and pricing terms than those provided in the binding term sheet, including prepayment by Merck KGaA for a portion of such supply. We had recorded this prepayment as deferred revenue on the Consolidated Balance Sheet until such time as the product was shipped to Merck KGaA. During 2004, the Company shipped some products under this agreement and the remaining quantity was shipped during 2005.

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

•       we were required to give Merck KGaA the opportunity to negotiate a license in North America to gp75 antigen before granting such a license to any third party.

In return, Merck KGaA:

•       made research support payments to us totaling $4,700,000;

•       was required to make milestone payments to us of up to $22,500,000, of which $5,000,000 was received through December 31, 2005 based on milestones achieved in the product development of BEC2;

•       was required to make royalty payments to us on all sales of the licensed products outside North America, if any, with a portion of the earlier funding received under the agreement being creditable against the amount of royalties due.

Following an analysis of the results of various clinical studies involving BEC2 and work relating to the recombinant gp75 antigen, we and Merck KGaA determined to discontinue their further development and terminated the related agreement in 2005.

UCB S.A.

In August 2005, we entered into a Collaboration and License Agreement with UCB S.A., a company registered in Belgium, for the development and commercialization of CDP-791, UCB’s novel, investigational PEGylated di-Fab antibody targeting VEGFR-2. No upfront or milestone payments are payable under the Agreement. The Agreement provides that we and UCB S.A will share equally all agreed upon development costs for CDP-791 as well as worldwide profits derived from the commercialization of CDP-791 in indications jointly pursued by the parties. We will also receive an incremental single-digit royalty on net sales worldwide for such indications. Under certain circumstances, one party may be entitled to pursue (in its territory) an indication independently of the other party, which retains the option to join in the development or commercialization at a later stage. We have exclusive commercialization rights to CDP-791 in North America, with UCB receiving such rights in Europe, Japan, and the rest of the world. We recorded an expense related to this agreement of approximately $2,500,000 for the year ended December 31, 2005.

MANUFACTURING

ImClone Systems Manufacturing Facilities

We own and operate a pilot manufacturing facility (“BB22”) for biologics in Branchburg, New Jersey for the manufacture of clinical study materials. At our pilot facility, we previously manufactured a portion of the ERBITUX utilized for clinical studies. We now are using our pilot facility for supporting the scale-up of ERBITUX manufacturing process improvements, developing the cell culture and purification processes for new antibodies and producing antibodies for anticipated clinical studies. Our pilot facility is operated in accordance with current Good Manufacturing Practices (“cGMP”), which is a requirement for product manufactured for use in clinical studies and for commercial sale.

Production of ERBITUX in commercial quantities required the expansion of our manufacturing capabilities and the hiring and training of additional personnel. In July 2001, we completed construction of an 80,000 square foot manufacturing facility, BB36, on our Branchburg, New Jersey campus. BB36 contains three 10,000 liter (production volume) fermenters and is dedicated to the clinical and commercial production of ERBITUX. The construction of BB36 cost a total of approximately $53,000,000, excluding capitalized interest of approximately $1,966,000. BB36 was ready for its intended use and was put into operation in July 2001. In December 2003, Swissmedic approved ERBITUX manufactured at BB36 for commercial use in Switzerland, in addition to ERBITUX manufactured at a European contract manufacturing site (Boehringer Ingelheim). On June 18, 2004, the FDA granted a license to the BB36 facility for U.S. commercial supply. In May 2005, Team Biologics conducted a routine biannual cGMP inspection. Additionally, BB36 had a satisfactory cGMP inspection by the Regierungspräsidium Darmstadt that resulted in a Product Import license being granted to Merck KGaA in April 2003, covering the period November 2003 to October 2004. The Regierungspräsidium completed and successfully closed a reinspection of BB36 in July 2005. Another reinspection will be scheduled in approximately two years.

We constructed a 250,000 square foot multiple product manufacturing facility (“BB50”) in Branchburg, New Jersey with capacity of up to 110,000 liters (production volume). Mechanical completion of BB50 was reached in the fourth quarter of 2005. This facility has three distinct suites capable of producing up to three different products concurrently. We also have the ability to produce multiple products at each of the three suites. Currently, we have fitted and are validating and commissioning Suite 1 and we plan to fully dedicate this Suite to the production of ERBITUX. We estimate to complete the validation and commissioning of Suite 1 by the end of the second quarter of 2006, and begin production of ERBITUX for commercial use in the second half of 2006. We have fitted Suite 2 with equipment but have not determined when we will begin commissioning and validation of this Suite. At this point, Suite 3 remains vacant until further determination of its ultimate use. Management estimates that this facility will cost approximately $300,000,000, including approximately $38,000,000 of costs related to the commissioning and validation of Suite 1. This estimate may change depending on various factors, particularly costs estimated to be incurred for external contractors assisting us in the validation and commissioning of Suite 1. This estimate does not include costs associated with the eventual commissioning and validation of Suite 2 or the fitting, commissioning and validation of Suite 3. In addition, we will also spend approximately $10 million in laboratory equipment and incur approximately $24 million in capitalized interest that is not included in the total estimated cost described above. We have incurred approximately $289,258,000 in conceptual design, engineering, pre-construction and construction costs, excluding capitalized interest of approximately $20,135,000, through December 31, 2005. As of December 31, 2005, committed purchase orders totaling approximately $197,198,000 have been placed with subcontractors for equipment related to this project and $72,867,000 for engineering, procurement, construction management and validation costs. Through December 31, 2005, $260,378,000 has been paid relating to these committed purchase orders.

Contract Manufacturing

On March 17, 2005, the Company entered into a five year multi-product supply agreement (the “Agreement”) with Lonza Biologics PLC (“Lonza”) for the manufacture of biological material at the 5,000 liter scale. The Company has discretion over which products to manufacture, which may include later-stage clinical production of the Company’s antibodies currently in Phase I clinical testing and those nearing Phase I testing. The value of producing all batches allocated under the Agreement is approximately $68 million, unless terminated earlier. The Agreement provides that the Company can cancel any batches at any time; however, depending on how much notice the Company provides Lonza, the Company could incur a cancellation fee that varies based on timing of the cancellation. This cancellation fee is only applicable if Lonza does not resell the slots reserved for the cancelled batches.

In September 2000, we entered into a three-year commercial manufacturing services agreement with Lonza relating to ERBITUX. This agreement was amended in June 2001, September 2001, and August 2003 to include additional services and potentially to extend the term of the agreement. All existing commitments under this agreement were completed during the year ended December 31, 2003, but an August 2003 amendment to the agreement allows for potential manufacture of a limited number of additional batches. The total cost for services to be provided under the commercial manufacturing services agreement was approximately $86,913,000. We incurred costs of $23,189,000 for the year ended December 31, 2003 and $85,022,000 was incurred from inception through December 31, 2003, for services provided under the commercial manufacturing services agreement. As of December 31, 2004, our commitment to Lonza under this agreement was completed. The entire ERBITUX inventory produced by Lonza was consumed in clinical trials and used for commercial distribution during 2004.

We rely entirely on a third party manufacturer for filling and finishing services with respect to ERBITUX. If our current third party manufacturers or critical raw material suppliers fail to meet our expectations, we cannot be assured that we will be able to enter into new agreements with other suppliers or third party manufacturers without an adverse effect on our business.

MARKETING AND SALES

Pursuant to the terms of the Commercial Agreement, E.R. Squibb has primary responsibility for distribution, marketing and sales of ERBITUX in the United States and Canada and will provide sales force personnel and marketing services for ERBITUX. We have the right, at our election and sole expense, to co-promote ERBITUX with E.R. Squibb. As part of our strategy to develop the capacity to market our cancer therapeutic products, we have exercised this co-promotion right and are therefore entitled to have our field organization participate in activities supporting the sale and further commercial launch of ERBITUX. Pursuant to the terms of the Commercial Agreement, E.R. Squibb retains the exclusive rights to sell and distribute the product. Pursuant to our co-promotion rights, during the third quarter of 2004 the Company decided to establish a field force of oncology sales professionals to increase the Company’s presence and prominence within the oncology community and help maximize the market potential for ERBITUX in its approved indications.

We will continue to evaluate future arrangements and opportunities with respect to other products we may develop in order to optimize our profits and our distribution, marketing and sales capabilities.

PATENTS AND TRADEMARKS

General

We seek patent protection for our proprietary technology and products in the United States and abroad. Patent applications have been submitted and are pending in the United States, Canada, Europe and Japan, as well as other countries. The patent position of biopharmaceutical firms generally is highly uncertain and involves complex legal questions. Our success will depend, in part, on whether we can:

•       obtain patents to protect our own products;

•       obtain licenses to use the technologies of third parties, which may be protected by patents;

•       protect our trade secrets and know-how; and

•       operate without infringing the intellectual property and proprietary rights of others.

Patent Rights; Licenses

We currently have exclusive licenses or assignments to 91 issued patents worldwide that relate to our proprietary technology in the United States and foreign countries, 48 of which are issued United States patents. In addition, we currently have exclusive licenses or assignments to approximately 81 families of patent applications.

ERBITUX.   We have an exclusive license from the University of California to an issued United States patent for the murine form of ERBITUX, our EGFR antibody product. We believe that this patent’s scope should be its literal claim scope as well as other antibodies not literally embraced but potentially covered under the patent law doctrine of equivalents. Whether or not a particular antibody is found to be an equivalent to the antibodies literally covered by the patent can only be determined at the time of a potential infringement, and in view of the technical details of the potentially infringing antibody in question. Our licensor of this patent did not obtain patent protection outside the United States for this antibody.

We are pursuing additional patent protection relating to the field of EGFR antibodies in the treatment of cancer that may limit the ability of third parties to commercialize EGFR antibodies for such use. Specifically, we are pursuing patent protection for the use of EGFR antibodies in combination with chemotherapy to inhibit tumors or tumor growth. We have exclusively licensed from Rhone-Poulenc Rorer Pharmaceuticals, now known as Sanofi-Aventis, patent applications seeking to cover the therapeutic use of antibodies to the EGFR in conjunction with anti-neoplastic agents. A U.S. patent, a Canadian patent and a European patent were issued in this family. In December 2002, Opposition Proceedings seeking to revoke the European patent were brought by the Scripps Research Institute, Amgen Inc., Abgenix, Inc., and YM Biosciences Inc. An Opposition Proceeding is an administrative process, the outcome of which may be that our European patent will be revoked. The Company has vigorously defended its position in this matter, which is suspended pending the outcome of the Yeda matter discussed under Item 3; “Legal Proceedings”. We have filed additional patent applications, based in part on our own research, that would cover the use of ERBITUX and other EGFR antibodies in conjunction with radiation therapy, and the use of ERBITUX and other EGFR inhibitors in refractory patients, either alone or in combination with chemotherapy or radiation therapy. We have also filed patent applications that include claims on the use of conjugated forms of ERBITUX, as well as humanized forms of the antibody and fragments.

Our license agreements with the University of California and Sanofi-Aventis require us to pay royalties on sales of ERBITUX that are covered by these licenses. We have entered into license agreements with Genentech for rights to patents covering certain use of epidermal growth factor receptor antibodies and with both Genentech and Centocor for rights to patents covering various aspects of antibody technology. Our agreements with both Genentech and Centocor require us to pay royalties on the sale of ERBITUX that are covered by these licenses.

There can be no assurance that patent applications related to the field of antibodies in the treatment of cancer to which we hold rights will result in the issuance of patents, that any patents issued or licensed to our company related to ERBITUX or its use will not be challenged and held to be invalid or of a scope of coverage that is different from what we believe the patent’s scope to be, or that our present or future patents related to these technologies will ultimately provide adequate patent coverage for or protection of our present or future EGFR antibody technologies, products or processes. Until recently, patent applications were secret until patents were issued in the U.S., or corresponding applications were published in foreign countries, and because publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first to make our inventions, or that we were the first to file patent applications for such inventions. In addition, patents do not give the holder the right to commercialize technology covered by the patents, should our production or our use be found by a court to be embraced by the patent of another.

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

There can be no assurance that we will not be subject to claims in patent suits, that one or more of our products or processes infringe third parties’ patents or violate the proprietary rights of third parties. Defense and prosecution of such patent suits can result in the diversion of substantial financial, management and other resources from our other activities. An adverse outcome could subject us to significant liability to third parties, require us to obtain licenses from third parties, or require that we cease any related product development activities or product sales.

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

Phage Display Technology.   A number of antibodies that we are developing, including our fully human anti-EGFR monoclonal antibody IMC-11F8 and our fully human anti-KDR monoclonal antibody IMC-1121B are phage-derived antibodies, which means they are made using phage technology. Since patents have been issued to biotechnology companies that relate to phage-derived antibodies and their manufacture, we may be required to obtain licenses under these patents before we can commercialize certain phage-derived antibodies. In March 2003, we entered into a license with Dyax Corp. (“Dyax”) for certain of Dyax’s patent rights and know-how covering certain phage display technology and a proprietary phage display library. This license also includes sublicense or non-enforcement covenant rights from other companies that possess patent and other intellectual property rights relating to phage display technology. We believe, though we cannot be certain, that this license will provide us with the freedom to operate in the development of IMC-11F8 and IMC-1121B as well as certain other phage-derived antibodies.

Trademarks.   ERBITUX, ERBITUX/cetuximab & antibody design logo, IMCLONE, IMCLONE SYSTEMS, IMCLONE SYSTEMS INCORPORATED, TARGETED ONCOLOGY and the ANTIBODY DESIGN (pantone #172 “Orange”), our corporate icon, are trademarks and/or service marks of ImClone Systems Incorporated. Applications are pending or registrations have been issued for various of these marks in the United States and/or foreign jurisdictions. In October 2003, Exxon Mobil Corporation filed a Notice of Opposition against our ERBITUX/cetuximab & antibody design logo. An Opposition in the U.S. Patent and Trademark Office is an administrative process, the outcome of which may be the rejection of the Company’s federal trademark application. The Company is negotiating with Exxon Mobil to resolve this matter.

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

The process of obtaining requisite FDA approval has historically been costly, time consuming, and uncertain. Current FDA requirements for a new human drug or biological product to be marketed in the United States include: (1) the successful conclusion of pre-clinical laboratory and animal tests, if appropriate, to gain preliminary information on the product’s safety; (2) filing with the FDA of an IND, to conduct human clinical studies for drugs or biologics; (3) the successful completion of adequate and well-controlled human clinical investigations to establish the safety and efficacy of the product for its recommended use; (4) filing by a company and acceptance and approval by the FDA of a New Drug Application (“NDA”) for a drug product or a BLA for a biological product to allow commercial distribution of the drug or biologic, and (5) FDA review of whether the facility in which the drug or biologic is manufactured, processed, packed or held meets standards designed to assure the product’s continued quality. Overall, conducting clinical studies is a lengthy, time-consuming and expensive process.

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

United States law requires that studies conducted to support approval for product marketing be “adequate and well controlled.” In general, this means that either a placebo or a product already approved for the treatment of the disease or condition under study must be used as a reference control. Studies must also be conducted in compliance with all applicable laws and regulations including good clinical practice, or GCP, and informed consent requirements.

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

Side effects or adverse events that are reported during clinical studies can delay, impede, or prevent regulatory approval. Similarly, adverse events that are reported after regulatory approval can result in additional limitations being placed on a product’s use and, potentially, withdrawal of the product from the market. Any adverse event, either before or after marketing authorization, can result in product liability claims against the Company.

During the course of, and following the completion of clinical studies, the data are analyzed to determine whether the studies successfully demonstrated safety and effectiveness, and whether a product approval application may be submitted. In the United States, if the product is regulated as a drug, a New Drug Application, or NDA, must be submitted and approved before commercial marketing may begin. If the product is regulated as a biologic, such as antibodies, a Biologics License Application, or BLA, must be submitted and approved before commercial marketing may begin. The FDA Center for Drug Evaluation and Research, or CDER, has responsibility for the review and approval of drugs, and, following  reorganization at FDA, also has responsibility for the review and approval of certain therapeutic biologics such as monoclonal antibodies, cytokines, growth factors, enzymes, interferons and certain proteins. The FDA Center for Biologics Evaluation and Research, or CBER, has responsibility for other biologics. Based on this re-distribution of responsibility, we expect that most of our products will be reviewed by CDER. The NDA or BLA must include a substantial amount of data and other information concerning the safety and effectiveness (and, in the case of a biologic, purity and potency) of the compound from laboratory, animal and clinical testing, as well as data and information on manufacturing, product stability, and proposed product labeling.

Under the Prescription Drug User Fee Act, as amended, the FDA receives fees for reviewing an NDA or BLA and supplements thereto, as well as annual fees for commercial manufacturing establishments and for approved products. These fees can be significant. The NDA or BLA review fee alone can exceed $500,000, although certain limited deferrals, waivers and reductions may be available.

Under applicable laws and FDA regulations, each NDA or BLA submitted for FDA approval is usually reviewed for administrative completeness and reviewability within 45 to 60 days following submission of the application. If deemed complete, the FDA will “file” the NDA or BLA, thereby triggering substantive review of the application. The FDA can refuse to file any NDA or BLA that it deems incomplete or not properly reviewable. If the FDA refuses to file an application, the FDA will retain 25% percent of the user fee as a penalty. The FDA has established performance goals for the review of NDAs and BLAs—six months for priority applications and ten months for regular applications. However, the FDA is not legally required to complete its review within these periods and these performance goals may change over time. Moreover, the outcome of the review, even if generally favorable, typically is not an actual approval but an “action letter” that describes additional work that must be done before the application can be approved. The FDA’s review of an application may involve review and recommendations by an independent FDA advisory committee. Even if the FDA approves a product, it may limit the approved therapeutic uses for the product as described in the product labeling, require that warning statements be included in the product labeling, require that additional studies be conducted following approval as a condition of the approval, impose restrictions and conditions on product distribution, prescribing or dispensing in the form of a risk management plan, or otherwise limit the scope of any approval.

Some of our cancer treatments may be used in conjuction with in vitro diagnostic products to test patients for particular traits. In vitro diagnostic products are generally regulated by the FDA as medical devices. Before a medical device may be marketed in the United States, the manufacturer generally must obtain either clearance through a 510(k) pre-market notification (“510(k)”) process or approval through the pre-market approval application (“PMA”) process. Section 510(k) notifications may be filed only for those devices that are “substantially equivalent” to a legally marketed predicate device. If a device is not “substantially equivalent” to a legally marketed predicate device, a PMA must be filed. The pre-market approval procedure generally involves more complex and lengthy testing, and a longer review process than the 510(k) process.

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

In the United States, the research, manufacturing, distribution, sale, and promotion of drug and biological products are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services (formerly the Health Care

Financing Administration), other divisions of the United States Department of Health and Human Services (e.g., the Office of Inspector General), and state and local governments. For example, sales and marketing and medical affairs programs must comply with a variety of federal, state and local laws, and regulations and principles, such as the Medicare-Medicaid Anti-Fraud and Abuse Act, as amended, the False Claims Act, also as amended, the privacy provisions of the Health Insurance Portability and Accountability Act, or HIPAA, and the Pharmaceutical Research and Manufacturers of America Code on Interactions with Healthcare Professionals. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990, as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

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

In the EU, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of such products to consumers. The approach taken varies from member state to member state. Some jurisdictions operate positive and/or negative list systems under which products may only be marketed once a reimbursement price has been agreed. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products, as exemplified by the National Institute for Clinical Excellence in the United Kingdom which evaluates the data supporting new medicines and passes reimbursement recommendations to the government. In addition, in some countries cross-border imports from low-priced markets (parallel imports) exert a commercial pressure on pricing within a country.

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

We are aware of certain products under development or manufactured by competitors that are used or marketed for the prevention, diagnosis, or treatment of certain diseases that we have targeted for product development. Various companies are developing or commercializing biopharmaceutical products that potentially compete directly with our commercial product and product candidates. These include areas such as: (1) the use of biopharmaceutical and pharmaceutical products targeted to the EGFR or antibodies to that receptor to treat cancer; (2) the development of inhibitors to angiogenesis; and (3) the use of recombinant antigen approaches to cancer vaccines. Currently there are two small molecule EGFR inhibitors approved by the FDA. OSI Pharmaceuticals, Inc. and Genentech, Inc. received approval from the FDA for Tarceva™ (erlotinib) for the treatment of patients with locally advanced or metastatic non-small cell lung cancer (NSCLC) after failure of at least one prior chemotherapy regimen. AstraZeneca Pharmaceuticals received approval from the FDA for IRESSA® (gefitinib), a small molecule EGFR inhibitor indicated as monotherapy for the treatment of patients with locally advanced or metastatic non-small cell lung cancer after failure of both platinum-based and docetaxel chemotherapies. In addition, several product candidates are in advanced stages of clinical studies. We are aware of several companies that have potential antibody or other product candidates in clinical testing that target the EGFR and therefore may compete with our lead product, ERBITUX. These companies include, but are not limited to: (1) Abgenix, Inc. in collaboration with Amgen, Inc. the most clinically advanced of these potential competitors, have stated publicly that they have initiated a rolling BLA for their monoclonal antibody, panitumumab, for refractory colorectal cancer (2) Pfizer, Inc.; (3) GlaxoSmithKline plc; (4) Novartis; (5) Merck KGaA; (6) Wyeth; (7) Medarex; and (8) YM Bioscience Inc.

On February 26, 2004, Genentech received FDA approval for Avastin® for treatment in first line metastatic colorectal cancer. Avastin® is an approved therapeutic antibody designed to inhibit vascular endothelial growth factor (VEGF). While Avastin® does not target the EGFR and is indicated for a patient population different than the patient population in the pivotal studies we submitted as the basis of the FDA’s approval for ERBITUX (i.e., previously-untreated metastatic colorectal cancer patients versus irinotecan-refractory metastatic colorectal cancer patients), it is competing significantly with ERBITUX as a treatment for colorectal cancer and may compete significantly with ERBITUX as a treatment for other cancers. We believe that, notwithstanding the fact that the FDA has approved Avastin® and ERBITUX for the treatment of metastatic colorectal cancer in different indications, physicians have prescribed Avastin® outside of its approved indication and within ERBITUX’s approved indications. If physicians continue or accelerate such prescription of Avastin® outside of its approved indication, the prescription volume or market share of ERBITUX within its approved indication may be limited or may diminish.

We expect that our products under development and in clinical studies will address major markets within the cancer sector, and potentially markets in other therapeutic areas. Our competition will be determined in part by the potential indications for which drugs are developed and ultimately approved by regulatory authorities. Additionally, the timing of market introduction of some of our potential products or of competitors’ products may be an important competitive factor. Accordingly, the relative speed with which we can develop products, complete pre-clinical testing, clinical studies and approval processes and supply commercial quantities to market are expected to be important competitive factors. We expect that competition among products approved for sale will be based on various factors, including product efficacy, safety, reliability, availability, price, patent position, manufacturing capacity and capability, distribution capability and government action.

OUR EMPLOYEES

We have assembled a qualified business, professional and scientific staff with a variety of complementary skills in a broad base of areas, including legal, finance, advanced research technologies, oncology, immunology, molecular and cell biology, antibody engineering, protein and medicinal chemistry and high-throughput screening. We believe that we have been successful to date in attracting and retaining skilled and experienced business and scientific professionals. We have also recruited a staff of technical and professional employees to carry out manufacturing at our Branchburg, New Jersey facilities. Of our 991 full-time personnel on February 10, 2006, 811 were employed at our New Jersey facilities and 180 were employed at our New York headquarters. Our staff includes 57 persons with PhD’s and 7 with MD’s.

INDUSTRY SEGMENT

We operate in only one industry segment—biotechnology. We do not have any foreign operations, and our business is not seasonal.

ITEM 1A. RISK FACTORS

Risks Relating to Our Business and Other Matters

The outcome of the review of our strategic alternatives currently being performed by the Company with the assistance of Lazard is uncertain.

We recently announced that our Board of Directors has engaged the investment bank Lazard to conduct, in conjunction with management, a full review of the Company’s strategic alternatives to maximize shareholder value. These alternatives could include a merger, sale or strategic alliance. We are proceeding in consultation with our existing partners as the process moves forward. It is uncertain whether any particular strategic alternative will be pursued or that any transaction will occur, or on what terms. We do not plan to release additional information about the status of the review of alternatives until a definitive agreement is entered into or the process is otherwise completed.

Royalty and manufacturing revenue from sales of ERBITUX represent a substantial portion of our revenues. If ERBITUX does not receive continued market acceptance, sales may not continue and we may not earn sufficient revenues.

Our future growth and a significant portion of our future revenues depend on the continued commercial success of ERBITUX, our only FDA-approved product. We cannot be certain that ERBITUX will continue to be licensed or approved in the United States or in any foreign market. A number of factors may affect the rate and level of market acceptance of ERBITUX, including:

•       The perception by physicians and other members of the healthcare community of ERBITUX’s safety or efficacy or that of competing products;

•       The effectiveness of our and BMS’ sales and marketing efforts in the United States and the effectiveness of Merck KGaA’s sales and marketing efforts outside the United States;

•       The ability to obtain additional FDA approvals to market ERBITUX in additional treatment indications and tumor types;

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

If ERBITUX does not continue to be accepted, our revenues would decline, which would impact our profitability and the price of our common stock.

We depend on BMS and Merck KGaA to co-promote market and sell ERBITUX. If either BMS or Merck KGaA becomes unable to meet its obligations, or we fail to adequately maintain our relationship with these partners, it would negatively impact our revenues and harm our business.

Under our agreement with BMS, BMS has the exclusive right to distribute ERBITUX in the United States and Canada, in exchange for which we receive royalty payments of 39% of BMS’ net sales of ERBITUX in the United States and Canada. Under our agreement with Merck KGaA, Merck has the exclusive right to market ERBITUX outside of the United States, Canada and Japan, in exchange for which we receive royalty payments based on Merck’s gross profit from ERBITUX sales. These royalty payments from BMS and Merck represent a significant portion of our current revenues. In addition, we receive milestone payments and reimbursements of various regulatory and clinical expenses as well as certain marketing and administrative expenses from BMS and Merck. Our reliance on these relationships creates a number of potential risks, including the risk that we may be unable to control whether our corporate partners devote sufficient resources to our programs or product. If either BMS or Merck becomes unable to market effectively and sell sufficient quantities of ERBITUX, or otherwise unable to meet its contractual obligations, our revenues would be negatively impacted and it would harm our business.

We operate in a highly competitive industry, including in terms of product pricing, that is subject to rapid and significant technological change.

The pharmaceutical industry in which we operate is highly competitive. Our present and potential competitors include major pharmaceutical and biotechnology companies, as well as specialty pharmaceutical firms. Certain of these companies have considerably greater financial, research, clinical, regulatory, manufacturing, and marketing resources than we do. We have already experienced significant competition to ERBITUX from Avastin® (bevacizumab) (a non-chemotherapeutic biopharmaceutical product manufactured by Genentech, Inc. and approved by the FDA as a first-line treatment for patients with metastatic colorectal cancer) and Xeloda® (a chemotherapeutic biopharmaceutical product manufactured by Roche Laboratories, Inc. and also approved by the FDA as a first-line treatment for patients with metastatic colorectal cancer). We believe that, notwithstanding the fact that the FDA has approved Avastin®, Xeloda® and ERBITUX for the treatment of metastatic colorectal cancer in different indications, physicians have prescribed Avastin® and Xeloda® outside of their approved indications and within ERBITUX’s approved indications. We are also aware of products in development at other biotechnology or pharmaceutical companies that, if successful in clinical trials and approved for marketing, may be priced competitively and compete with ERBITUX for the indication for which we have FDA approval, or for indications for which we are seeking, or may seek, FDA approval. Business combinations among our competitors may increase competition and the resources available to these competitors. In addition, the pharmaceutical industry has undergone, and is expected to continue to undergo, rapid and significant technological change, and we expect competition to increase with technical advances. The development of products or processes by our competitors with significant advantages over those that we are seeking to develop could cause the marketability of our products to stagnate or decline.

We are subject to extensive governmental regulation. If we are unable to obtain or maintain regulatory approvals for our product or product candidates, we will not be able to market our product or further develop our product candidates.

We are subject to stringent regulation with respect to product safety and efficacy by various international and U.S. federal, state and local authorities. Of particular significance are the FDA’s requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use. Any biopharmaceutical that we may develop cannot be marketed in the United States until it has been approved by the FDA, and then can only be marketed for the indications and claims approved by the FDA. As a result of these requirements, the length of time, the level of expenditures and the laboratory and clinical information required for approval of an NDA or a BLA, or any supplements thereto, are substantial and can require a number of years, and the ability to obtain regulatory approval is uncertain. In addition, after any of our products receives regulatory approval, it remains subject to ongoing FDA regulation, including with respect to, for example, changes to the product, its manufacturing or label, new or revised regulatory requirements for manufacturing practices, additional clinical study requirements, restricted distribution, written warnings to physicians, a product recall, and withdrawal of a previously obtained approval. Similarly extensive regulation exists outside of the United States, including in Europe and Japan.

We cannot be sure that we will be able to receive necessary regulatory approvals on a timely basis, if at all, for any of the product candidates we are developing or that we can maintain or receive any additional necessary regulatory approvals for ERBITUX. Any delay in obtaining such approval or failure to maintain regulatory approvals could prevent us from marketing our product and would have a material adverse effect on our business.

Moreover, it is possible that the current regulatory framework could change or additional regulations could arise at any stage during our product development or marketing processes, which may affect our ability to obtain or maintain approval of our products.

Our revenues will diminish if our collaborators fail to obtain acceptable prices or adequate reimbursement for ERBITUX from third-party payors.

All our revenues from ERBITUX are based on sales of the product by our two collaborators, BMS and Merck KGaA. The continuing efforts of U.S. and foreign government and third-party payors to contain or reduce the costs of health care may limit the revenues that we earn from these sales of ERBITUX. If government and other third-party payors do not provide adequate coverage and reimbursement for our product, physicians may not prescribe it.

In some foreign markets, pricing and profitability of prescription pharmaceuticals are subject to government control. In the United States, there is, and we expect that there will continue to be, federal, state and local legislation aimed at imposing similar controls. In addition, we expect managed care initiatives in the United States to continue to put pressure on the pricing of pharmaceutical products. Cost control initiatives would decrease the price received by our collaborators for any of our products in the future. Further, cost control initiatives would impair or diminish our ability or incentive, or the ability or incentive of our partners or potential partners, to commercialize our other product candidates, and accordingly, our ability to earn revenues.

Our ability to commercialize any other product candidates, alone or with collaborators, will continue to depend in part on the availability of reimbursement from:

•       government and health administration authorities, including Medicare and Medicaid;

•       private health insurers; and

•       other third-party payors.

Third-party payors, including Medicare, are increasingly challenging the prices charged for medical products and services. Government and other third-party payors increasingly are limiting both coverage and level of reimbursement for new drugs and, in some cases, refusing to provide coverage for a patient’s use of an approved drug for purposes not approved by the FDA.

Our royalty and collaborative agreement revenues could vary significantly and may adversely impact our business.

Royalty and collaborative agreement revenues in future periods could vary significantly. Major factors affecting these revenues include, but are not limited to:

•       Variations in BMS’ and Merck KGaA’s and other licensees’ sales of licensed products;

•       The expiration or termination of existing arrangements with our collaborative partners, particularly Merck KGaA and BMS, which may include development and marketing arrangements for our products in the U.S., Europe and other countries outside the United States;

•       The timing of U.S. and non-U.S. approvals, if any, for our products licensed to BMS, Merck KGaA and other licensees;

•       The initiation of new collaborative agreements with other companies;

•       Whether and when collaborative agreement benchmarks and milestones are achieved;

•       The failure or refusal of a licensee to pay royalties;

•       The expiration or invalidation of our patents or licensed intellectual property;

•       Decreases in licensees’ sales of our products due to competition, manufacturing difficulties or other factors affecting sales of products, including any safety issues; and

•       Disputes arising with respect to the interpretation of provisions in existing or future agreements with our collaborative partners.

If we are unable to earn sufficient revenues from ERBITUX, our operating results or financial condition could be adversely affected.

We will be required to expend significant resources for research and development of our products in development and these products may not be developed successfully, which would adversely affect our prospects for future revenue growth and our stock price.

Our only approved product is ERBITUX while our product candidates are still undergoing clinical trials and are in the early stages of development. Any successful development of our product candidates is highly uncertain and depends on a number of factors, many of which are beyond our control. In addition, each of our product candidates under development will require significant additional research and development resources to be expended prior to their commercialization. Even if we spend substantial amounts on research and development, our potential products may not be developed successfully. If the product candidates on which we have expended significant amounts for research and development are not commercialized, we will not earn a return on their research and development expenditures, which would adversely affect our prospects for future revenue growth and our stock price.

Difficulties or delays in product manufacturing and finishing could cause shortfalls in the supply of ERBITUX or our product candidates currently being developed which would harm our business and, in the case of ERBITUX, our ability to meet our financial obligations.

Cardinal Health Inc. is currently our sole provider of filling and finishing services—the final stage of manufacturing for ERBITUX. In addition, we currently manufacture ERBITUX at our BB36 manufacturing facility and through Cardinal Health Inc. Any prolonged interruption in the operations of our or our contractors’ manufacturing and finishing facilities could result in cancellations of shipments, loss of product in the process of being manufactured, or a shortfall of available product inventory. A number of factors could cause interruptions, including a failure of our or our contractors’ manufacturing and finishing facilities to obtain FDA approval and maintain compliance with current good manufacturing practice requirements, changes in the FDA’s regulatory requirements or standards that require modifications to our manufacturing processes, action by the FDA that results in the halting of production of one or more of our products due to regulatory issues, a contract manufacturer going out of business, natural or other disasters, or other similar factors. Because our manufacturing and finishing processes and those of our contractors are highly complex and are subject to a lengthy FDA approval process and extensive ongoing regulation, alternative qualified production capacity may not be available on a timely basis or at all. We may also experience insufficient available capacity to manufacture existing or new products which could cause shortfalls of available product inventory. Difficulties or delays in our and our contractors’ manufacturing and supply of existing or new products could increase our costs, cause us to lose revenue or market share and damage our reputation.

Although the FDA has approved our BB36 manufacturing facilities and the facilities have passed multiple subsequent inspections, if we are unable to maintain FDA approval for BB36, it may cause shortfalls in our product inventory which would negatively impact our revenues and our business.

Our marketing partners may experience pressure to lower the price of ERBITUX because of new and/or proposed federal legislation, which would reduce our royalty revenue and may harm our business.

Federal legislation enacted in December 2003 altered the way in which physician administered drugs covered by Medicare, such as ERBITUX, are reimbursed, generally leading to lower reimbursement levels. This legislation also added an outpatient prescription drug benefit to Medicare, effective January 2006. The outpatient prescription drug benefit is provided primarily through private entities, which will attempt to negotiate price concessions from pharmaceutical manufacturers, including our collaborators. These negotiations may increase pressures to lower pricing for ERBITUX. While the law specifically prohibits the United States government from interfering in price negotiations between manufacturers and Medicare drug plan sponsors, some members of Congress are pursuing legislation that would permit the United States government to use its enormous purchasing power to demand discounts from pharmaceutical companies, thereby creating de facto price controls on prescription drugs, such as ERBITUX. In addition, the new law contains triggers for Congressional consideration of cost containment measures for Medicare in the event Medicare cost increases exceed a certain level. These cost containment measures could include some sorts of limitations on prescription drug prices that our collaborators charge for ERBITUX which would reduce our royalty revenue and harm our business.

If we become subject to importation of products from Canada and other countries, it will affect our profitability and harm our business.

ERBITUX and other products that we may develop may become subject to competition from lower priced imports from Canada, Mexico and other countries where government price controls or other market dynamics have resulted in lower priced products. The ability of patients and other customers to obtain these lower priced imports has grown significantly as a result of the Internet, an expansion of pharmacies in Canada and elsewhere targeted to American purchasers, the increase in U.S.-based businesses affiliated with Canadian pharmacies marketing to American purchasers and other factors. Many of these foreign imports are illegal under current law. However, the volume of imports continues to rise due to the limited enforcement resources of the FDA and the U.S. Customs Service, and the pressure in the current political environment to permit the imports as a mechanism for expanding access to lower priced medicines.

In addition, in December 2003, federal legislation was enacted to modify United States import laws and expand the ability for lower priced pharmaceutical products to be imported from Canada, where government price controls have been enacted. These changes to the import laws will not take effect unless and until the Secretary of Health and Human Services certifies that the changes will lead to substantial savings for consumers and will not create a public health safety issue. The current Secretary of Health and Human Services has indicated that there is not a basis to make such a certification at this time. However, it is possible that this Secretary or a subsequent Secretary could make such a certification in the future.

In addition, legislation has been proposed to implement the changes to the import laws without any requirement for certification from the Secretary of Health and Human Services, and to broaden permissible imports in other ways. Even if these changes to the import laws do not take effect, and other changes are not enacted, lower priced imports of products from Canada and elsewhere may continue to increase due to market and political forces, and the limited enforcement resources of the FDA, the U.S. Customs Service, and other government agencies. For example, state and local governments have suggested that they may import drugs from Canada for employees covered by state health plans or others, and some have already enacted such plans.

Lower priced imports will adversely affect our profitability. This impact could become more significant in the future, and the impact could be even greater if there is a further change in the law or if state or local governments take further steps to permit lower priced imports from abroad.

We depend on key employees in a competitive market for skilled personnel, and the loss of the services of any of our key employees would affect our ability to develop our business.

We are highly dependent on the principal members of our management, operations and scientific staff. We experience intense competition for qualified personnel. Our future success depends in part on the continued service of our executive management and scientific personnel and our ability to recruit, train and retain highly qualified management, scientific, manufacturing and sales and marketing personnel. If we lose the services of any of these personnel, our research and product development and marketing goals, including the maintenance of relationships with leading research institutions and key collaborators, could be delayed or curtailed. In addition, we do not maintain “key man” life insurance on any of our employees. As a result, we may be unable to minimize the negative impact on our business stemming from the loss of a key employee.

The law or FDA policy could change and expose us to competition from “generic” or “follow-on” versions of our products, which may impact our market share and harm our business.

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

There is no such abbreviated approval process under current law for biological products approved under the Public Health Service Act through a BLA, such as monoclonal antibodies, cytokines, growth factors, enzymes, interferons and certain other proteins. However, various proposals have been made to establish an abbreviated approval process to permit approval of generic or follow-on versions of these types of biological products. The proposals include proposals for legislation, and proposals for the FDA to extend its existing authority to this area. For example, some have proposed that the FDA allow a generic or follow-on copy of certain therapeutic biologics to be approved under an existing mechanism known as a 505(b)(2) application. A 505(b)(2) application is a form of an NDA, where the applicant does not have a right to reference some of the data being relied upon for approval. Under current regulations, 505(b)(2) applications can be used where the applicant is relying in part on published literature or on findings of safety or effectiveness in another company’s NDA. 505(b)(2) applications have not been used to date for therapeutic biologic products. In addition, the use of 505(b)(2) applications even for conventional chemical drug products is the subject of ongoing legal challenge. It is thus not clear what the permitted use of a 505(b)(2) application might be in the future for biologics products, or whether any other proposals on generic or follow-on biologics will be adopted. However, if the law is changed or if the FDA somehow extends its existing authority in new ways, and third parties are permitted to obtain approvals of versions of our products through an abbreviated approval mechanism and without conducting full clinical studies of their own, it could adversely affect our business. Such products would be significantly less costly than ours to bring to market, and could lead to the existence of multiple lower priced competitive products. This would substantially limit our ability to obtain a return on the investments we have made in those products.

Risks Relating to Intellectual Property and Legal Matters

Protecting our proprietary rights is difficult and costly. If we fail to adequately protect or enforce our proprietary rights, we could lose revenue.

Our success depends in large part on our ability to obtain, maintain and enforce our patents. Our ability to commercialize any product successfully will largely depend on our ability to obtain and maintain patents of sufficient scope to prevent third parties from developing similar or competitive products. In the absence of patent protection, competitors may cause a negative impact to our business by developing and marketing substantially equivalent products and technology.

Patent disputes are frequent and can preclude the commercialization of products. We have in the past been, are currently, and may in the future be, involved in material patent litigation, such as the matters discussed under “Part I—Item 3. Legal Proceedings”. Patent litigation is time-consuming and costly in its own right and could subject us to significant liabilities to third parties. In addition, an adverse decision could force us to either obtain third-party licenses at a material cost or cease using the technology or product in dispute.

The existence of patents or other proprietary rights belonging to other parties may lead to our termination of the research and development of a particular product or cause us to obtain third-party licenses at potentially material costs. We believe that we have strong patent protection or the potential for strong patent protection for our product and product candidates. However, it is for the courts and/or other governmental agencies in the U.S. and in other jurisdictions ultimately to determine the strength of that patent protection. We hold patents or licenses to patents relating to murine antibodies as well as patents and licenses relating to the therapeutic use of EGFR antibodies. These patents expire on various dates, the earliest of which is in 2007. Risks related to our patent position with respect to ERBITUX and our product candidates are more fully discussed under “Item 1—Business—Patents and Trademarks”.

Several lawsuits have been filed against us which may result in litigation that is costly to defend and the outcome of which is uncertain and may harm our business.

Litigations or arbitrations to which we are currently or have been subjected relate to, among other things, our patent and other intellectual property rights, licensing arrangements with other persons and those other claims more fully described under “Part I—Item 3. Legal Proceedings”.

We cannot provide any assurance as to the outcome of these pending lawsuits or arbitrations. Any conclusion of these matters in a manner adverse to us could have a material adverse effect on our business and operating results. In addition, the costs to us of defending these claims or any other proceedings, even if resolved in our favor, could be substantial. Uncertainties resulting from the initiation and continuation of any litigation or other proceedings could also harm our ability to compete in the marketplace.

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

The testing, manufacturing, marketing and sale of medical products entail an inherent risk of product liability. Liability exposures for biopharmaceuticals, such as ERBITUX, could prevent or interfere with continued sales of ERBITUX or the commercialization of any other products that we may develop. Product liability claims could require us to spend significant time and money in litigation or to pay significant damages. We currently have $30 million of aggregate product liability insurance coverage. Our business may be materially and adversely affected by a successful product liability claim or claims in excess of or outside our insurance coverage.

Risks Relating to our Common Stock

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

Stockholder Rights Plan.   We adopted a stockholder rights plan on February 15, 2002. Our stockholder rights plan may discourage any potential acquirer from acquiring more than 15% of our outstanding common stock since, upon this type of acquisition without approval of our Board of Directors, all other common stockholders will have the right to purchase a specified amount of our common stock at a substantial discount from market price, thus significantly increasing the acquisition cost to a potential acquirer.

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

Delaware Business Combinations.   We are subject to Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, restricts certain transactions and business combinations between a corporation and a stockholder owning 15% or more of the corporation’s outstanding voting stock for a period of three years from the date the stockholder becomes a 15% stockholder. In addition to discouraging a third party from acquiring control of us, the foregoing provisions could impair the ability of existing stockholders to remove and replace our management and/or our Board of Directors.

Our stock price is highly volatile. It may be difficult for you to resell our common stock.

Over the past two years our common stock price has ranged from a high of $86.79 per share to a low of $28.65 per share. The market price of our common stock has been and may continue to be volatile.

In addition, the following factors may have a significant impact on the market price of our common stock:

•       Announcements of technological innovations or new commercial products by us or our competitors;

•       Publicity regarding actual or potential medical results relating to products under development or being commercialized by us or our competitors;

•       Developments or outcomes of investigations and litigation generally, including litigation relating to proprietary rights and patents;

•       Regulatory developments or delays concerning our products in the United States and foreign countries;

•       Issues concerning the safety of our products or of biotechnology products generally;

•       Economic and other external factors or a disaster or crisis; and

•       Period-to-period fluctuations in our financial results.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None

ITEM 2.                PROPERTIES

180 Varick Street, New York, New York

We have occupied certain leased space at 180 Varick Street in New York City since 1986. The property serves as our corporate headquarters and biologics research facility. The original lease for two floors (sixth and seventh, totaling 45,000 square feet) was effective as of January 1, 1999. From 1999 to 2003 we have added additional space on the fifth and eighth floors of approximately 11,786 square feet. In August 2004, we modified our existing operating lease to extend the term of the lease, which was to expire on December 31, 2004, for an additional ten years (with renewal rights) for a portion of the premises and by an additional three years (with renewal rights) for the space that currently houses our research department. The modification also added additional space on the fifth and eighth floors of approximately 4,286 square feet in 2004 and granted us the right to add additional space in the future. We plan to move our research department to our 325 Spring Street, New York location. Our rent expense was approximately $2,020,000 for the year ended December 31, 2005.

Brooklyn, New York

On May 1, 2001, we leased a 4,000 square foot portion of a 15,000 square foot building known as 710 Parkside Avenue, Brooklyn, New York and an adjacent 6,250 square foot building known as 313-315 Clarkson Avenue, Brooklyn, New York (collectively the “Brooklyn facility”). The term of the lease was for five years with five successive one-year extensions at our option. Effective February 1, 2005, the Company entered into a fifteen months operating lease for approximately 2,269 square feet of a building known as 760 Parkside Avenue in Brooklyn, New York. These facilities were used by our Small Molecule program, which the Company decided in May 2005 to discontinue. The Company has terminated these lease agreements and has no further obligations to the landlord. Rent expense in 2005 was approximately $88,000.

325 Spring Street, New York, New York

On October 5, 2001, we entered into a sublease for a four-story building at 325 Spring Street, New York, New York, which includes approximately 100,000 square feet of usable space. The sublease has a term of just under 22 years, expiring on April 29, 2023, followed by two five-year renewal option periods. The future minimum lease payments remaining at December 31, 2005, are approximately $48,717,000 over the term of the sublease. In order to induce the sublandlord to enter into the sublease, we made a loan to the sublandlord in the principal amount of a $10,000,000 note receivable, of which $8,800,000 is outstanding as of December 31, 2005. The loan is secured by a leasehold mortgage on the prime lease as well as a collateral assignment of rents by the sublandlord. The loan is payable by the sublandlord over 20 years and bears interest at 5 1/2% in years one through five, 6 1/2% in years six through ten, 7 1/2% in years eleven through fifteen and 8 1/2% in years sixteen through twenty. In addition, we paid the owner a consent fee in the amount of $500,000. Effective March 1, 2005, the Company amended the sublease to add an additional 6,500 square feet of space upon all the same terms and conditions set forth in the sublease. In connection with this amendment, the Company paid an up-front fee of $1,690,000. We are currently developing the property to consolidate our research department into this facility. In 2005, we incurred rent expense of approximately $2,381,000 for this sublease.

22 ImClone Drive, Branchburg, New Jersey

In 1992, we acquired a 5.1 acre parcel of land and a 54,400 square foot building located at 22 ImClone Drive, Branchburg, New Jersey at a cost to us of approximately $4,665,000, including expenses. We have retrofitted the building to serve as our pilot facility for biologics manufacturing. When purchased, the facility had in place various features, including clean rooms, air handling, electricity, and water for injection systems and administrative offices. The cost for completion of facility modifications was approximately $5,400,000. We currently operate the facility to develop and manufacture biologics for a portion of our clinical studies. Under certain circumstances, we also may use the facility for the manufacturing of commercial products. In January 1998, we completed the construction and commissioning of a 1,750 square foot process development center at this facility dedicated to manufacturing process optimization for existing products and the pre-clinical and Phase I development of new biological therapeutics. The cost of this construction activity was approximately $1,730,000.

33 ImClone Drive, Branchburg, New Jersey

On May 20, 2002, we purchased a 45,800 square foot warehouse on 6.94 acres of property located at 33 ImClone Drive. The purchase price for both land and building was approximately $4,515,000. Extensive site work and exterior and interior renovations began in late June 2002. The location houses the clinical, regulatory, field operations, marketing, finance, human resources, legal, project management and MIS departments, as well as certain executive offices and other campus amenities. We have incurred approximately $4,486,000, for the renovation and fit-out of this facility. The administrative facility was ready for its intended use and put in operation in December 2002.

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

50 ImClone Drive, Branchburg, New Jersey

We reached mechanical completion of our multiple-product manufacturing facility in the fourth quarter of 2005. The BB50 facility has a capacity of up to 110,000 liters (production volume) and three distinct manufacturing suites. The facility was built on a 7.12 acre parcel of land that we purchased in July 2000 for approximately $950,000. The cost of this facility, for one fitted, commissioned and validated suite, one fitted and a third suite with utilities only, is expected to be approximately $300,000,000. This estimate does not include costs associated with the eventual commissioning and validation of Suite 2 or the fitting, commissioning and validation of Suite 3. In addition, we will also spend approximately $10 million in laboratory equipment and incur approximately $24 million in capitalized interest that is not included in the total estimated cost described above. We have incurred approximately $289,258,000, excluding capitalized interest of approximately $20,135,000 through December 31, 2005.

41 ImClone Drive, Branchburg, New Jersey

In September 2000, we entered into a one-year lease for approximately 7,600 square feet of office space at 41 ImClone Drive. The lease was renewed each year and on September 1, 2004 we amended the renewed term of one year to August 31, 2005 and obtained the option to renew for four successive one-year terms, so the lease will automatically renew each year for up to four additional years, unless terminated by our notice three months prior to the expiration of that year. In the year ended December 31, 2005, we incurred rent expense of approximately $103,000 for this lease.

59-61 ImClone Drive, Branchburg, New Jersey

In June 2004, we entered into an operating lease for a 54,247 square foot facility located at 59-61 ImClone Drive in Branchburg, New Jersey. Extensive interior renovations of approximately 24,000 square feet of the facility began in August 2004. The newly renovated areas house various laboratories used by our Quality Control and Clinical Pharmacology departments, as well as office space occupied by the Quality Assurance organization. As of December 31, 2005, we have incurred approximately $5,400,000 for the Phase I renovation and fit-out of this facility. The administrative area of the facility and the laboratories were put in operation in December 2004. We expect to incur an additional estimated $13,000,000 for the Phase 2 renovation of this facility. In the year ended December 31, 2005, we incurred rent expense of approximately $617,000 for this lease.

Corner of ImClone Drive and Chubb Way, Branchburg, New Jersey

On May 2, 2001, we purchased a 4.45 acre parcel of land on the corner of ImClone Drive for approximately $597,000. We are currently using this parcel for our construction parking and as a material and equipment lay-down area to support our construction at 50 ImClone Drive.

1181 Route 202N, Branchburg, New Jersey

On January 31, 2002, we purchased a 7.36 acre parcel of land located at 1181 Route 202. The parcel includes a 51,400 square foot building, approximately 39,000 square feet of which is warehouse space and approximately 12,000 square feet of which is office space. The purchase price for the property, initial improvements and renovation was approximately $8,100,000. We are currently using this property for warehousing and logistics for our Branchburg campus. Extensive renovations to the 12,000 square feet of office area were completed in the first quarter of 2003 to accommodate the relocation and consolidation of engineering, warehousing, logistics and quality assurance personnel from other campus locations. Interior renovations included office space, as well as the construction of a raw materials sampling laboratory, associated temperature-controlled storage locations and the addition of emergency power generation.

ITEM 3.                LEGAL PROCEEDINGS

A.                Litigation

1.                 Federal Securities Actions

As previously reported, beginning in January 2002, a number of complaints asserting claims under the federal securities laws against the Company and certain of the Company’s directors and officers were filed in the U.S. District Court for the Southern District of New York. Those actions were consolidated under the caption Irvine v. ImClone Systems Incorporated, et al., No. 02 Civ. 0109 (RO). In the corrected consolidated amended complaint plaintiffs asserted claims against the Company, its former President and Chief Executive Officer, Dr. Samuel D. Waksal, its former Chief Scientific Officer and then-President and Chief Executive Officer, Dr. Harlan W. Waksal, and several of the Company’s other present or former officers and directors, for securities fraud under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b-5, on behalf of a purported class of persons who purchased the Company’s publicly traded securities between March 27, 2001 and January 25, 2002. The complaint also asserted claims against Dr. Samuel D. Waksal under section 20A of the Exchange Act on behalf of a separate purported sub-class of purchasers of the Company’s securities between December 27, 2001 and December 28, 2001. The complaint generally alleged that various public statements made by or on behalf of the Company or the other defendants during 2001 and early 2002 regarding the prospects for FDA approval of ERBITUX® were false or misleading when made, that the individual defendants were allegedly aware of material non-public information regarding the actual prospects for ERBITUX at the time that they engaged in transactions in the Company’s common stock and that members of the purported stockholder class suffered damages when the market price of the Company’s common stock declined following disclosure of the information that allegedly had not been previously disclosed. The complaint sought to proceed on behalf of the alleged classes described above, sought monetary damages in an unspecified amount and sought recovery of plaintiffs’ costs and attorneys’ fees. On January 24, 2005, the Company announced that it had reached an agreement in principle to settle the consolidated class action for a cash payment of $75 million, a portion of which would be paid by the Company’s insurers. The parties signed a definitive stipulation of settlement as of March 9, 2005. As provided for under the stipulation of settlement, on March 11, 2005, the Company paid $50 million into an escrow account, subject to Court approval of the proposed settlement. On July 29, 2005 the Court approved the proposed settlement. On August 5, 2005, the Company paid the remaining $25 million into the escrow account, with such funds to be held and distributed pursuant to the terms of the settlement documents. As of December 31, 2005, the Company had received from its insurers $20.5 million with respect to these matters, and does not anticipate receiving any further such amounts. The foregoing $20.5 million includes $8.75 million, less attorneys fees of $875,000, that was paid to the Company under the derivative settlement discussed below.

2.                 Derivative Actions

As previously reported, beginning on January 13, 2002, and continuing thereafter, nine separate purported shareholder derivative actions were filed against members of the Company’s board of directors, certain of the Company’s present and former officers, and the Company, as nominal defendant, advancing claims based on allegations similar to the allegations in the federal securities class action complaints. Four of these derivative cases were filed in the Delaware Court of Chancery and have been consolidated in that court under the caption In re ImClone Systems Incorporated Derivative Litigation, Cons. C.A. No. 19341-NC. Three of these derivative actions were filed in New York State Supreme Court in Manhattan. All of these state court actions were stayed in deference to the proceedings in the U.S. District Court for the Southern District of New York, which were consolidated under the caption In re ImClone Systems, Inc. Shareholder Derivative Litigation, Master File No. 02 CV 163 (RO). A supplemental verified consolidated amended derivative complaint in these consolidated federal actions was filed on August 8, 2003. It asserted, purportedly on behalf of the Company, claims including breach of fiduciary duty by certain current and former members of the Company’s board of directors, among others, based on allegations including that they failed to ensure that the Company’s disclosures relating to the regulatory and marketing prospects for ERBITUX were not misleading and that they failed to maintain adequate controls and to exercise due care with regard to the Company’s ERBITUX application to the FDA. On January 9, 2004, the Company filed a motion to dismiss the complaint due to plaintiffs’ failure to make a pre-suit demand on the Company’s board of directors to institute suit or to allege grounds for concluding that such a demand would have been futile. The individual defendants filed motions on the same date, both joining in the Company’s motion and seeking to dismiss the complaint for failure to state a claim. On January 24, 2005, the Company announced that it had reached an agreement in principle to settle the consolidated derivative action. The parties entered into a definitive stipulation of settlement on March 14, 2005, which was subject to Court approval. On July 29, 2005, the Court approved the proposed settlement. Thereafter, the Company was paid $8.75 million by its insurers, which the Company has contributed toward the settlement of the Irvine securities class action described above after deducting $875,000 for Court awarded plaintiffs’ attorney’s fees and expenses. Following Court approval of the settlement of the consolidated derivative action, all of the state court derivative actions that had been pending in Delaware and New York were dismissed with prejudice, with no further payment required by the Company.

B.                Government Inquiries and Investigations

As previously reported, the Company received subpoenas and requests for information in connection with an investigation by the SEC relating to the circumstances surrounding the disclosure of the FDA “refusal to file” letter dated December 28, 2001, and trading in the Company’s securities by certain

ImClone Systems insiders in 2001. The Company also received subpoenas and requests for information pertaining to document retention issues in 2001 and 2002, and to certain communications regarding ERBITUX in 2000. On June 19, 2002, the Company received a written “Wells Notice” from the staff of the SEC, indicating that the staff of the SEC is considering recommending that the SEC bring an action against the Company relating to the Company’s disclosures immediately following the receipt of a “refusal to file” letter from the FDA on December 28, 2001 for the Company’s BLA for ERBITUX. The Company filed a Wells submission on July 12, 2002 in response to the staff’s Wells Notice. There have been no developments in connection with this SEC investigation since February 2003.

In January 2003, New York State notified the Company that the Company was liable for the New York State and City income taxes that were not withheld because one or more the Company’s employees who exercised certain non-qualified stock options in 1999 and 2000 failed to pay New York State and City income taxes for those years. On March 13, 2003, the Company entered into a closing agreement with New York State, paying $4,500,000 to settle the matter. The Company believes that substantially all of the underpayment of New York State and City income tax identified by New York State is attributable to the exercise of non-qualified stock options by the Company’s former President and Chief Executive Officer, Dr. Samuel D. Waksal. At the same time, the Company informed the IRS, the SEC and the United States Attorney’s Office, responsible for the prosecution of Dr. Samuel D. Waksal, of this issue. In order to confirm whether the Company’s liability in this regard was limited to Dr. Samuel D. Waksal’s failure to pay income taxes, the Company contacted current and former officers and employees who had exercised non-qualified stock options to confirm that those individuals had properly reported and paid their personal income tax liabilities for the years 1999 and 2000 in which they exercised options, which would reduce or eliminate the Company’s potential liability for failure to withhold income taxes on the exercise of those options. In the course of doing so, the Company became aware of another potential income and employment tax withholding liability associated with the exercise of certain warrants granted in the early years of the Company’s existence that were held by certain former officers, directors and employees, including the Company’s former President and Chief Executive Officer, Samuel D. Waksal, the Company’s former General Counsel, John B. Landes, the Company’s former Chief Scientific Officer, Harlan W. Waksal, and the Company’s former director and Chairman of the Board, Robert F. Goldhammer. Again, the Company promptly informed the IRS, the SEC and the United States Attorney’s Office of this issue. The Company also informed New York State of this issue. On June 17, 2003, New York State notified the Company that based on this issue, they were continuing a previously conducted audit and were evaluating the terms of the closing agreement to determine whether it should be re-opened. On March 31, 2004, the Company entered into a new closing agreement pursuant to which the Company paid New York State an additional $1,000,000 in full satisfaction of all the deficiencies and determinations of withholding taxes for the years 1999-2001. Therefore, the Company has eliminated the liability of $2,815,000, which was accrued as of December 31, 2003, primarily attributable to New York State withholding taxes on stock options and warrants exercised by Dr. Samuel D. Waksal and has recognized a benefit of $1,815,000 as a recovery in the Consolidated Statements of Operations in the first quarter of 2004.

On March 31, 2003, the Company received notification from the SEC that it was conducting an informal inquiry into the matters discussed above and, subsequently, the Company received and responded to a request from the SEC for the voluntary production of related documents and information. There have been no other requests for documents or information or other developments in connection with this SEC informal inquiry since April 2003.

After disclosure to the IRS in 2003, the IRS commenced audits of the Company’s income tax and employment tax returns for the years 1999-2001. The Company has cooperated in full with this audit and has responded to all requests for information and documents received from the IRS. On February 8, 2006, the Company received a draft of the IRS’s report of its preliminary findings with respect to the employment tax audit. The draft report indicated that the IRS, in addition to imposing liability on the Company for taxes not withheld, intended to assert penalties with respect to both the failure to withhold on non-qualified stock options and the failure to report and withhold on the warrants described above. On March 14, 2006, the Company reached an agreement in principle with the IRS to resolve the employment tax audit, which includes the Company’s agreement to the imposition of an accuracy-related penalty under Section 6662 of the Internal Revenue Code. Under this agreement in principle, the Company expects to make a total payment of approximately $32,000,000 to the IRS. The Company had previously recorded a withholding tax liability of $18,096,000 and a withholding tax asset of $274,000 in its consolidated Balance Sheet as of December 31, 2004. Based on the agreement in principle reached with the IRS, the Company has eliminated the withholding tax asset of $274,000 and has recorded an additional withholding tax liability of $13,904,000, or a total of $32,000,000, in its consolidated Balance Sheet as of December 31, 2005. As a result, the Company has recorded in the fourth quarter of 2005 a net withholding tax expense of $14,178,000.

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

On December 21, 2005, the Company and Dr. Samuel D. Waksal entered into a settlement agreement with respect to the foregoing actions, providing for, among other things, judgments in both actions in the Company’s favor. The settlement agreement includes the payment of director and officer legal fee expense indemnification by the Company, for which the Company paid $1,950,000 in the fourth quarter of 2005.

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

As previously reported, on March 25, 2004, an action was filed in the United Kingdom Patent Office entitled Referrer’s Statement requesting transfer of co-ownership and amendment of patent EP (UK) 0 667 165 to add three Yeda employees as inventors. Also on March 25, 2004, a German action entitled Legal Action was filed in the Munich District Court I, Patent Litigation Division, seeking to add three Yeda employees as inventors on patent EP (DE) 0 667 165. The Company was not named as a party in these actions that relate to the European equivalent of U.S. Patent No. 6,217,866 discussed above; accordingly, the Company has intervened in the German and the U.K. actions. On June 29, 2005, Yeda sought to amend their pleadings in the United Kingdom to seek sole inventorship. A hearing on the validity of this amendment concluded on January 30, 2006; a determination is forthcoming. Additionally, on or about March 25, 2005 and March 29, 2005, respectively, Yeda filed legal actions in Austria and France against both Aventis and ImClone Systems seeking full inventorship of EP (AU) 0 667 165 and EP (FR) 0 667 165, as well as payment of legal costs and fees.

As previously reported, on May 4, 2004, a complaint was filed against the Company by Massachusetts Institute of Technology (“MIT”) and Repligen Corporation (“Repligen”) in the U.S. District Court for the District of Massachusetts (04-10884 RGS). This action alleges that ERBITUX infringes U.S. Patent No. 4,663,281, which is owned by MIT and exclusively licensed to Repligen. The Company is vigorously defending against claims asserted in this action. The parties have filed motions for summary judgment with respect to this matter. A hearing on these motions was held on February 2, 2006; a determination is forthcoming. The Company is unable to predict the outcome of this action at the present time.

No reserve has been established in the financial statements for any of the Yeda or MIT and Repligen actions because the Company does not believe that such a reserve is required to be established at this time under Statement of Financial Accounting Standards No. 5.

As previously disclosed, the Company is developing a fully human monoclonal antibody, referred to as IMC-11F8, which it intends to commercialize outside the United States and Canada. The Company believes it has the right to do so under its existing development and license agreement with Merck KGaA. However, Merck KGaA has advised the Company that it believes that IMC-11F8 is covered under the development and license agreement with Merck KGaA and that it could therefore have the exclusive rights to market IMC-11F8 outside the United States and Canada and co-exclusive development rights in Japan, for which it would pay the same royalty as it pays for ERBITUX. See “Corporate Collaborations—Collaborations with Merck KGaA”. The Company believes that IMC-11F8 is not covered under the Merck KGaA development and license agreement. In agreement with Merck KGaA, the Company submitted this dispute to binding arbitration through an expedited process outside of the provisions of the development and license agreement. If successful in the arbitration, Merck KGaA averred that it is entitled to certain unspecified damages under the development and license agreement. Merck KGaA subsequently took the position that the expedited arbitration provision was no longer valid and the Company sued Merck KGaA in federal court in the Southern District of New York to either enforce the arbitration provisions previously agreed to or to have the court decide the question of whether IMC-11F8 is or is not covered under the development and license agreement with Merck KGaA. On November 29, 2005, the Court granted the Company’s motion to enforce the expedited arbitration provisions previously agreed to, and subsequently appointed a new arbitrator to hear and decide this dispute. The new arbitrator scheduled a hearing which concluded on March 2, 2006; a binding decision by the arbitrator is expected in the near future. While the Company has vigorously defended its position as it relates to IMC-11F8 in arbitration, there can be no assurance that its position will prevail, and it is unable at this time to predict the outcome of these proceedings. No reserve has been established in the financial statements for these proceedings because the Company does not believe that such a reserve is required to be established at this time under Statement of Financial Accounting Standards No. 5.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock is traded in the over-the-counter market and prices are reported on the Nasdaq National Market tier of The Nasdaq Stock Market (“Nasdaq”) under the symbol “IMCL”.

The following table sets forth, for the periods indicated, the range of high and low sale prices for our common stock on the Nasdaq National Market, as reported by Nasdaq. The quotations shown represent inter-dealer prices without adjustment for retail mark-ups, mark-downs or commissions, and may not necessarily reflect actual transactions.

	High	Low
Year ended December 31, 2005
First Quarter	$46.12	$34.50
Second Quarter	$35.53	$30.11
Third Quarter	$36.55	$29.90
Fourth Quarter	$36.11	$28.65
Year ended December 31, 2004
First Quarter	$50.75	$34.00
Second Quarter	$85.79	$53.00
Third Quarter	$86.79	$49.08
Fourth Quarter	$56.34	$41.20

On March 7, 2006, the closing price of our common stock as reported by Nasdaq was $37.25.

STOCKHOLDERS

As of the close of business on March 7, 2006, there were approximately 351 holders of record of our common stock. We estimate that there are approximately 32,370 beneficial owners of our common stock.

DIVIDENDS

We have never declared cash dividends on our common stock and have no present intention to declare any cash dividends in the foreseeable future.

RECENT SALES BY THE COMPANY OF UNREGISTERED SECURITIES; PURCHASES OF EQUITY SECURITIES

We did not sell any unregistered securities in the years ended December 31, 2005, 2004 or 2003. On September 19, 2005, we announced the approval, by our Board of Directors, of a stock repurchase program permitting the repurchase of up to $100 million in aggregate principal amount of outstanding shares of the Company’s common stock during a two year period. During the fourth quarter of 2005, we executed the following purchases:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
11/1/2005-11/30/2005	382,354	$30.29	382,354	$88,418,873
12/1/2005-12/31/2005	429,062	$30.92	429,062	$75,150,749
Total	811,416	$30.62	811,416	$75,150,749

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The information regarding securities authorized for issuance under our equity compensation plans is disclosed in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6.                SELECTED FINANCIAL DATA

The following selected consolidated financial information for the five years ended December 31, 2005 has been derived from the audited consolidated financial statements. The information below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K in order to fully understand factors that may affect the comparability of the information presented below.

	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Revenues(1)	$383,673	$388,690	$80,830	$60,005	$50,237
Operating expenses(2)	316,894	263,424	189,681	214,854	177,597
Net income (loss)	86,496	113,653	(112,502)	(157,949)	(127,607)
Basic income (loss) per common share	$1.03	$1.43	$(1.52)	$(2.15)	$(1.84)
Diluted income (loss) per common share	$1.01	$1.33	$(1.52)	$(2.15)	$(1.84)
Total assets	$1,343,415	$1,434,776	$381,595	$484,506	$487,712
Long-term obligations	602,491	603,434	242,979	241,972	242,281
Deferred revenue	359,025	457,808	337,232	322,504	203,496
Accumulated deficit	442,459	528,955	642,608	530,106	372,157
Total stockholders’ equity (deficit)(3)	$252,404	$178,838	$(270,593)	$(185,629)	$(31,294)

We have paid no dividends.

(1)          Revenues in 2005 and 2004 include royalties related to the sales of ERBITUX by our corporate partners BMS and Merck KGaA and manufacturing revenue related to sales of ERBITUX to BMS for commercial use.

(2)          Operating expenses in 2005 include a charge of $14.2 million related to withholding taxes, a charge in 2004 of 55.4 million related to a stockholders’ litigation settlement, and a charge in 2001 of $25.3 million related to withholding taxes.

(3)          In 2005, the Company’s Board of Directors approved a share repurchase plan permitting the repurchase of the Company’s common stock up to a total aggregate amount of $100 million. During the fourth quarter of 2005, we purchased 811,416 shares at an average price of $30.62 per share for aggregate consideration of approximately $25 million.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to further the reader’s understanding of the consolidated financial statements, financial condition and results of operations of ImClone Systems. This discussion should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risk and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below and under “Risk Factors” set forth in Item 1A and elsewhere in this Annual Report on Form 10-K.

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

On February 12, 2004, the FDA approved ERBITUX for use in combination with irinotecan in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are refractory to irinotecan-based chemotherapy and for use as a single agent in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are intolerant to irinotecan-based chemotherapy. In September 2005, Health Canada approved the use of ERBITUX for use in combination with irinotecan for the treatment of EGFR-expressing metastatic colorectal carcinoma in patients who are refractory to other irinotecan-based chemotherapy regimens and for use as a single agent for the treatment of EGFR-expressing, metastatic colorectal carcinoma in patients who are intolerant to irinotecan-based chemotherapy. On March 1, 2006, the FDA approved ERBITUX for use in combination with radiation therapy for the treatment of locally or regionally advanced SCCHN and as a single agent in recurrent or metastatic SCCHN where prior platinum-based chemotherapy has failed. Please see full prescribing information, available at www.ERBITUX.com, for important safety information relating to ERBITUX, including boxed warnings.

On December 1, 2003, Swissmedic, the Swiss agency for therapeutic products, approved ERBITUX in Switzerland for the treatment of patients with colorectal cancer who no longer respond to standard chemotherapy treatment with irinotecan. Merck KGaA licensed the right to market ERBITUX outside the United States and Canada from the Company in 1998. In Japan, Merck KGaA has marketing rights to ERBITUX, which are co-exclusive to the co-development rights of the Company and BMS. On June 30, 2004, Merck KGaA received marketing approval by the European Commission to sell ERBITUX for use in combination with irinotecan for the treatment of patients with EGFR-expressing metastatic colorectal cancer after failure of irinotecan including cytotoxic therapy. On December 22, 2005, Swissmedic approved ERBITUX in Switzerland in combination with radiation in the treatment of patients with previously untreated, advanced SCCHN.

Our revenues, as well as our results of operations, have fluctuated and are expected to continue to fluctuate significantly from period to period due to several factors, including but not limited to:

•       the amount and timing of revenues earned from commercial sales of ERBITUX;

•       the effect in 2006 of full absorption cost of goods sold on sales of ERBITUX to our corporate partners;

•       the timing of recognition of license fees and milestone revenues;

•       the status of development of our various product candidates;

•       whether or not we achieve specified research or commercialization milestones;

•       fluctuations in our effective tax rate and timing on when we may revise our conclusions regarding the realization of our net deferred tax assets, which currently have a full valuation allowance;

•       legal costs and the outcome of outstanding legal proceedings and investigations; and

•       the addition or termination of research programs or funding support and variations in the level of expenses related to our proprietary product candidates during any given period.

As a result of our substantial investment in research and development, we have incurred significant operating losses and have an accumulated deficit of approximately $442.5 million as of December 31, 2005. We anticipate that our accumulated deficit may continue to decrease in the future as we earn revenues on commercial sales of ERBITUX and generate net income. Although prior to 2004 we had devoted most of our efforts and resources to research and development, consistent with 2005, we expect that we will continue to devote greater efforts and resources to the manufacturing, marketing, and commercialization of ERBITUX. There is no assurance that we will be able to continue to successfully manufacture, market or commercialize ERBITUX or that potential customers will buy ERBITUX. We rely entirely on third party manufacturers for filling and finishing services with respect to ERBITUX. If our current third party manufacturers or critical raw material suppliers fail to meet our expectations, we cannot be assured that we will be able to enter into new agreements with other suppliers or third party manufacturers without an adverse effect on our business.

HIGHLIGHTS AND OUTLOOK

On January 24, 2006, we announced that the Board of Directors had engaged the investment bank Lazard to conduct, in conjunction with management, a full review of the Company’s strategic alternatives to maximize shareholder value. These alternatives could include a merger, sale or strategic alliance. The Company is proceeding in consultation with its existing partners as the process moves forward. The decision to undertake this process follows a review of the Company’s business, products, assets and current strategic position. We believe that we are in a strong financial position, we have a commercial product in ERBITUX with over $400 million in domestic in-market sales last year—each successive quarter seeing notable sales increases. In 2006, we expect to launch ERBITUX in a second tumor type and we hope to see mature survival data in a variety of settings that could give this compound a significant advantage over potential competition.

We also have a pipeline that includes a number of clinical-stage therapeutics aimed at some of the more interesting targets in oncology today. We believe that these compounds have the potential to make tremendous progress over the next two years, some reaching Phase III testing in a variety of indications. In addition to our clinical pipeline, we are developing a host of mid- and late-stage pre-clinical compounds that will begin to enter the clinic over this same time frame. Given the foregoing, and in addition to our strong financial position, manufacturing capabilities, development and commercialization capabilities, we believe that ImClone has evolved successfully over the past few years. But for us to realize the full value of

ERBITUX, our pipeline and other assets, in an increasingly competitive market, we believe that scale is a critical factor. Our current size—combined with the time and resources required to realize commercial benefit from our existing pipeline—may limit our ability to achieve our full potential. For this reason, we feel that it is now appropriate to initiate a process of exploring ways to enhance shareholder value and unlock the potential of our assets.

While it is our intention to execute an appropriate transaction, we cannot make assurances that any particular alternative will be pursued or that a transaction will occur. To that end, we will continue to operate as a company in the ordinary course, and we will continue a program of robust investment in the future of our products. Because we believe our human capital—our employees—are an important asset in any eventuality, it is our goal to continue to provide for their development as the company moves forward.

In 2005, we continued to build and provide for the future development of our ERBITUX franchise by continuing our clinical investment in a variety of indications, by filing an sBLA to seek approval for use in head and neck cancer, and by enhancing commercial efforts to broaden patient access. From a financing perspective, we announced the approval of a share repurchase plan permitting the repurchase of our common stock up to a total aggregate amount of $100 million. During the fourth quarter of 2005, we purchased 811,416 shares at an average price of $30.62 per share for aggregate consideration of approximately $25 million.

On December 16, 2005, our Board of Directors approved the acceleration of vesting of unvested stock options with exercise prices equal to or greater than $33.44 per share outstanding as of December 16, 2005 that had been previously awarded to Company employees and other eligible participants, including officers and non-employee directors. Options to purchase approximately 2,805,169 shares of our common stock were subject to this acceleration. As a condition, we required each non-employee director and each officer of the Company, to agree to refrain from selling, transferring, pledging or otherwise disposing of shares of common stock acquired upon any exercise of subject stock options until the date on which the exercise would have been permitted under the stock option’s pre-acceleration vesting terms or pursuant to the Company’s change-in-control plan or, if earlier, the officer’s last day of employment with, or director’s last day of service as a director of, the Company. The decision to accelerate vesting of these stock options, which were “out-of-the money” was made primarily to minimize future compensation expense that we would otherwise have been required to recognize pursuant to FAS123R, which we have adopted effective January 1, 2006. We estimate that the aggregate future expense that will be eliminated as a result of this acceleration of vesting is approximately $22.5 million in 2006 and $9.5 million in 2007.

In 2006, we are continuing to execute a program of focused investments designed to sustain our competitive position in the short-term and ensure that we are adequately positioned for sustainable, longer-term growth. Our financial expectations and plans for the year reflect these objectives. The following guidance has been provided on our expected results for the year:

Royalty revenue in 2006 will continue to reflect 39% of BMS’s net sales and a range of 6.5% - 7.5% of Merck KGaA net sales. License fees and milestone revenue in 2006 will include the continuing amortization, based on clinical development spending, of the $650 million received thus far from BMS and the final milestone of $250 million from BMS as a result of the approval of the head and neck sBLA. At the anticipated rates of clinical spending for 2006, amortization of milestones for the full year, assuming the receipt of the additional $250 million, should approximate $250 million, including a “catch-up” effect of receipt of this final milestone of approximately $115 million. Manufacturing revenue in 2006 will continue to reflect ERBITUX shipped to our partners for commercial use, although no such product was shipped to Merck KGaA in 2005. The price charged for commercial material is based on our actual cost to manufacture the product, plus, in the case of BMS only, a 10% mark-up on bulk manufacturing costs. The selling price to our partners in 2006 is estimated to be comparable to the price charged in 2005. Collaborative agreement revenue in 2006 will continue to include the purchase of ERBITUX for clinical use by our partners, reimbursement by our corporate partners of certain regulatory, clinical and marketing expenses incurred on behalf of ERBITUX, and reimbursement of royalty expenses of 4.5% of domestic net sales in accordance with the existing terms of the BMS agreement, as well as a low single digit amount from Merck KGaA.

Effective January 1, 2006, we have adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), Share-Based Payment, which provides that the expense associated with share-based payment transactions be recognized in the financial statements. Based on the implementation of this Statement, we estimate that the total expense for stock options in 2006 will be approximately $9.1 million. Such expense will be reflected in each expense category where the employee benefits are categorized. Research and development expenses include costs to support our pre-clinical research efforts as well as development costs (including process scale-up, toxicology and production of non-ERBITUX clinical materials) for our pipeline. These costs are expected to approximate $140 million in 2006, including approximately $2.6 million attributable to stock option expense. The increase from 2005 reflects additional efforts in support of our non-ERBITUX pipeline, including third-party manufacturing costs, costs associated with producing clinical supplies of ERBITUX for use by us and our partners (which are reimbursed as a component of collaborative agreement revenue), and expansion of basic research activities. Clinical and regulatory expenses in 2006 are expected to increase significantly as we embark on a number of studies in support of expanded use of ERBITUX as well as later-stage clinical development programs for four pipeline products. In addition, we are enhancing our medical affairs programs, and expanding our regulatory capabilities. As a result, total clinical and regulatory expenses are expected to reach approximately $90 million in 2006, including approximately $1.3 million attributable to stock option expense. Of course, a contractually determined portion of the ERBITUX-related expenses will continue to be reimbursed as a component of collaborative agreement revenue. Marketing, general and administrative expenses should approximate $80 million in 2006, including approximately $5.2 million attributable to stock option expense. The increase versus 2005 is principally attributable to increased marketing efforts in support of the potential head and neck indication for ERBITUX. Royalty expenses in 2006 will continue to include 12.25% of North American net sales through the first quarter, with 4.5% of US net sales expected to be reimbursed as a component of collaborative agreement revenue, resulting in a net royalty burden to us of 7.75%. In subsequent quarters, the gross royalty expense of domestic net sales is expected to decline to 9.25%, resulting in a net royalty burden of 4.75%. In addition, a single-digit percentage of international net sales will also be incurred. Based on our current expectations of purchases by our partners, we expect to begin to reflect full cost of manufacturing revenue in 2006. With respect to the tax rate for 2006, we expect our effective tax rate to be approximately 25%, which does not include the effect of any potential release of the valuation allowance on deferred tax assets.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Estimates are deemed critical when a different methodology could have reasonably been used or where changes in the estimate from period to period may have a material impact on our financial condition or results of operations. Our critical accounting policies that require management to make significant judgments, estimates, and assumptions are set forth below. The development and selection of the critical accounting policies, and the related disclosure below have been reviewed with the Audit Committee of our Board of Directors.     .

Revenue Recognition—Our revenues are derived from four primary sources: license fees and milestone payments, manufacturing revenue, royalty revenue, and collaborative agreement revenue.

Revenues from license fees and milestone payments primarily consist of up-front license fees and milestone payments received under the Commercial Agreement with BMS, relating to ERBITUX, and milestone payments received under the development and license agreement with Merck KGaA. We recognize all non-refundable up-front license fees as revenues in accordance with the guidance provided in the SEC’s Staff Accounting Bulletin No. 104. Our most critical application of this policy, to date, relates to the $650,000,000 in license fees received from BMS under the Commercial Agreement which are being deferred and recognized as revenue based upon the actual product research and development costs incurred since September 19, 2001 to date by BMS and ImClone as a percentage of the estimated total of such costs to be incurred over the 17 year term of the Commercial Agreement. The estimated total of such costs is based on the clinical development budget which establishes joint responsibilities that will be carried out by both the Company and BMS for certain clinical and other studies. Of the $650,000,000 in payments received through December 31, 2005, $94,232,000 was recognized as revenue in 2005 and $293,864,000 from the commencement of the Commercial Agreement in 2001 through December 31, 2005. The methodology used to recognize deferred revenue involves a number of estimates and judgments, such as the estimate of total product research and development costs to be incurred under the Commercial Agreement. Changes in these estimates and judgments can have a significant effect on the size and timing of revenue recognition. In addition, if management had chosen a different methodology to recognize the license fee and milestone payments received under the Commercial Agreement, the Company’s financial position and results of operations could have differed materially. For example, if the Company were to recognize the revenues earned from the Commercial Agreement on a straight-line basis over the life of the agreement, the Company would have recognized approximately $42,400,000 and $128,800,000 as revenue for 2005 and from the commencement of the Commercial Agreement, respectively, through December 31, 2005. Management believes that the current methodology used to recognize revenues under the Commercial Agreement, which reflects the level of effort consistent with the product development activities, is the most appropriate methodology because it reflects the level of expenditure and activity in the period in which it is being spent as compared to the total expected expenditure over the life of the Commercial Agreement. This cost to cost approach is systematic and rational, it provides a factually supportable pattern to track progress, and is reflective of the level of effort, which varies over time.

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

Manufacturing revenue consists of revenue earned on the sale of ERBITUX to our corporate partners for subsequent commercial sale. The Company recognizes manufacturing revenue when the product is shipped, which is when our partners take ownership and title has passed, collectibility is reasonably assured, the sales price is fixed or determinable, and there is persuasive evidence of an arrangement. We are contractually obligated to sell ERBITUX to BMS at our cost of production plus a 10% markup on bulk. We sell bulk inventory to Merck KGaA at our full absorption cost of production. The continuing level of manufacturing revenue in future periods may fluctuate significantly based on market demand, our cost of production, as well as BMS’s required level of safety stock inventory for ERBITUX and whether Merck KGaA orders ERBITUX for commercial use.

Royalty revenues from licensees, which are based on third-party sales of licensed products and technology, are recorded as earned in accordance with contract terms when third-party sales can be reliably measured and collection of funds is reasonably assured.

Collaborative agreement revenue consists of reimbursements received from BMS and Merck KGaA related to clinical and regulatory studies, ERBITUX provided to them for use in clinical studies, reimbursement of a portion of royalty expense and certain marketing and administrative costs. Collaborative agreement revenue is recorded as earned based on the performance requirements under the respective contracts.

Withholding Taxes—In January 2003, New York State notified the Company that it was liable for the New York State and City income taxes that were not withheld because one or more of the Company’s employees who exercised certain non-qualified stock options in 1999 and 2000 failed to pay New York State and City income taxes for those years. On March 13, 2003, the Company entered into a closing agreement with New York State, paying $4,500,000 to settle the matter. Subsequently, the Company became aware of another potential income and employment tax withholding liability associated with the exercise of certain warrants granted in the early years of the Company’s existence that were held by certain former officers, directors and employees. After the Company informed New York State of the issue relating to the warrants, New York State, in June 2003, notified the Company that it was continuing the previously conducted audit of the Company and was evaluating the terms of the closing agreement to determine whether or not it should be re-opened. On March 31, 2004, the Company entered into a new closing agreement pursuant to which the Company paid New York State an additional $1,000,000 in full satisfaction of all the deficiencies and determinations of withholding taxes for the years 1999-2001. As a result, we utilized $1,000,000 of the liability of $2,815,000 that we previously established for New York withholding taxes on stock options and warrants exercised and recognized a benefit of $1,815,000 as a recovery in the Consolidated Statements of Operations in 2004.

On March 13, 2003, the Company initiated discussions with the Internal Revenue Service (the “IRS”) relating to the federal income taxes applicable to the above noted issues. On February 8, 2006, the Company received a draft of the IRS’s report of its preliminary findings which indicated that the IRS, in addition to imposing liability on the Company for taxes not withheld, intended to assert penalties with respect to both the failure to withhold on non-qualified stock options and the failure to report and withhold on the warrants described above.  On March 14, 2006, the Company reached an agreement in principle with the IRS to resolve the employment tax audit, which includes the Company’s agreement to the imposition of an accuracy-related penalty under Section 6662 of the Internal Revenue Code. Under this agreement, the Company expects to  pay approximately $32,000,000 to the IRS. The Company had previously recorded a withholding tax liability of $18,096,000 and a withholding tax asset of $274,000 in its consolidated Balance Sheet as of December 31, 2004. Based on the agreement in principle reached with the IRS, the Company has eliminated the withholding tax asset of $274,000 and has recorded an additional withholding tax liability of $13,904,000, or a total of $32,000,000, in its consolidated Balance Sheet as of December 31, 2005. As a result, the Company has recorded in the fourth quarter of 2005 a net withholding tax expense of $14,178,000.

Inventories—Until February 12, 2004, all costs associated with the manufacturing of ERBITUX were included in research and development expenses when incurred. Effective February 13, 2004, the date after the Company received approval from the FDA for ERBITUX, we began to capitalize in inventory the cost of manufacturing ERBITUX and will expense such costs as cost of manufacturing revenue at the time of sale. Since we had previously expensed all inventory produced, the costs of manufacturing revenue in 2004 reflected minimal costs that primarily consisted of shipping and storage charges. In 2005, we continued to sell inventory that was previously expensed as well as inventory that was partially expensed, since there was inventory in process on the date that we received FDA approval of ERBITUX. In the fourth quarter of 2005, we sold substantially all inventory with partial costs and  in 2006, our cost of manufacturing revenue will reflect full absorption costs of production. As previously mentioned, we are obligated to sell ERBITUX to BMS at our costs of production plus a 10% mark-up on bulk and to Merck KGaA at our cost of production. We expect that our quarterly margins on sales of ERBITUX will begin to stabilize in 2006 and reflect an average margin of approximately 10%.

Our policy is to capitalize inventory costs associated with our products when, based on management’s judgment,  future economic benefit is expected to be realized. Our accounting policy addresses the attributes that should be considered in evaluating whether the costs to manufacture a product have met the definition of an asset as stipulated in FASB Concepts Statement No. 6. If applicable, we assess the regulatory and approval process including any known constraints and impediments to approval. We also consider the shelf life of the product in relation to the expected timeline for approval. We  review our inventory for excess or obsolete inventory and write down obsolete or otherwise unmarketable inventory to its estimated net realizable value.

Litigation—The Company is currently involved in certain legal proceedings as disclosed in the notes to the consolidated financial statements. As of December 31, 2005, we have not established a legal reserve in our financial statements because we do not believe that such a reserve is required to be established at this time, in accordance with Statement of Financial Standards No. 5. However, if in a future period, events in any such legal proceedings render it probable that a loss will be incurred, and if such loss is reasonably estimable at that time, we will establish such a reserve. Thus, it is possible that legal proceedings may have a material adverse impact on the operating results for that period, on our balance sheet or both.

Long-Lived Assets—We review long-lived assets for impairment when events or changes in business conditions indicate that their full carrying value may not be recovered. Assets are considered to be impaired and written down to fair value if expected associated undiscounted cash flows are less than carrying amounts. Fair value is generally determined as the present value of the expected associated cash flows. As noted under Item 2. “Properties”, we own a number of buildings that are primarily dedicated to the manufacturing of ERBITUX and other clinical products in our pipeline.  Based on management’s current estimates, we expect to recover the carrying value of such assets. Changes in regulatory or other business conditions in the future could change our judgments about the carrying value of these facilities, which could result in the recognition of material impairment losses.

Income Taxes—Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Significant estimates are required in determining our provision for income taxes. As of December 31, 2005, the Company continues to reflect a valuation allowance against its total net deferred tax assets because, more likely than not, its net deferred tax assets will not be realized. Although management believes that the valuation allowance as of December 31, 2005 is appropriate, we expect that as we continue to sell ERBITUX to our corporate partners for commercial use and earn royalties and income from operations from the expected commercial sales of ERBITUX, we will need to revise our conclusions regarding the realization of our deferred tax assets due to expected changes in overall levels of pretax earnings. In addition, there may be other factors such as changes in tax laws and future levels of research and development spending that may impact our effective tax rate in the future.

RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

In 2004 the FASB issued Statement No. 151, Inventory Costs, an amendment of ARB No. 43. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We will adopt this Statement on January 1, 2006 and we  expect that the initial adoption will not have a material effect on the Company’s consolidated financial statements. However, as we finalize the commissioning and validation of our BB50 manufacturing facility and we begin production in the second half of 2006, the adoption of this Statement may have an impact on the Company’s consolidated  financial statements.

In 2004 the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for all share-based payment arrangements. We will adopt SFAS 123R using the modified prospective basis on January 1, 2006. The adoption of this Statement is expected to result in compensation expense of approximately $9.1 million   in 2006. Our estimate of future stock-based compensation expense is affected by our stock price, the number of stock-based awards that may be granted in 2006, fluctuation in our valuation assumptions and the related tax effect. Based on our current calculations, we expect to have a pool of windfall tax benefits in 2006.

RESULTS OF OPERATIONS

Selected financial and operating data for the three years ended December 31, 2005, 2004 and 2003 are as follows: (in thousands)

	2005	2004	2003	2005 vs 2004 Variance	2004 vs. 2003 Variance
Royalty revenue	$177,440	$106,274	$575	$71,166	$105,699
License fees and milestone revenue	97,239	129,386	47,970	(32,147)	81,416
Manufacturing revenue	44,090	99,041	—	(54,951)	99,041
Collaborative agreement revenue	64,904	53,989	32,285	10,915	21,704
Total revenues	383,673	388,690	80,830	(5,017)	307,860
Research and development	99,303	82,658	121,111	16,645	(38,453)
Clinical and regulatory	50,136	30,254	30,154	19,882	100
Marketing, general and administrative	72,334	59,800	41,947	12,534	17,853
Royalty expense	58,376	36,065	—	22,311	36,065
Cost of manufacturing revenue	16,367	1,099	—	15,268	1,099
Litigation settlement	—	55,363	—	(55,363)	55,363
Withholding tax expense (recovery)	14,178	(1,815)	(3,384)	15,993	1,569
Discontinuation of small molecule program	6,200	—	—	6,200	—
Other	—	—	(147)		147
Total operating expenses	$316,894	$263,424	$189,681	$53,470	$73,743

Years Ended December 31, 2005 and 2004

Revenues

Royalty Revenue

Royalty revenue consists primarily of royalty payments earned on the sales of ERBITUX by our partners, BMS and Merck KGaA. Under our agreement with BMS, we are entitled to royalty payments equal to 39% of BMS’s net sales of ERBITUX in the United States and Canada. Under our agreement with Merck KGaA, we are entitled to royalty payments based on a percentage of gross margin of Merck KGaA’s sales of ERBITUX outside the United States and Canada. In 2005, our royalty revenue increased by $71,166,000 from 2004 due to an increase in net sales of ERBITUX . In North America, sales by BMS in 2005 amounted to $413.1 million compared to net sales in 2004 of $260.8 million. Outside of North America, sales of ERBITUX by Merck increased to approximately $265 million in 2005 as compared to $100 million in 2004.

Royalty revenue in 2006 will continue to reflect 39% of BMS’ net sales and a range of 6.5% - 7.5% of Merck KGaA’s net sales.

License Fees and Milestone Revenue

License fees and milestone revenue in  2005 of $97,239,000 consists of the recognition of up-front license fees and milestone payments received under the Commercial Agreement with BMS of $94,232,000 and recognition of payments received under the development and license agreements with Merck KGaA of $3,007,000. The decrease of $32,147,000 from 2004 is primarily due to a decrease of approximately $35.5 million in amortization related to the Commercial Agreement with BMS primarily due to the fact that in 2004 we received $250,000,000 from BMS when we obtained FDA approval of ERBITUX, resulting in incremental amortization. Such decrease was partially offset by an increase in amortization related to the Merck KGaA development and license agreements of approximately $1.6 million related to the termination of the BEC2 and gp75 antigen agreement in the fourth quarter of 2005.

License fees and milestone revenue in 2006 will include the continuing amortization, based on clinical development spending, of the $650 million received thus far from BMS. In addition, in 2006, we will also begin to amortize  the final milestone of $250 million from BMS as a result of  the approval of the head and neck sBLA. At the anticipated rates of clinical spending for 2006, amortization of milestones for the full year, including the receipt of the additional $250 million, should approximate $250 million, including a “catch-up” effect of receipt of this final milestone of approximately $115 million.

Manufacturing Revenue

Manufacturing revenue in 2005 of $44,090,000 consists of sales of ERBITUX to BMS for commercial use. The decrease of $54,951,000 from 2004 is mainly due to a lower selling price in 2005. In accordance with the Commercial Agreement, we are contractually obligated to sell ERBITUX to BMS at our cost of production plus a 10% markup on bulk. We sell bulk inventory to Merck KGaA at our full absorption cost of production.  During 2004, the price charged to BMS included the costs of inventory produced by Lonza, which is significantly higher than our cost of production at our BB36 manufacturing plant. During 2004, we depleted all inventory produced by Lonza, therefore our costs in 2005 reflect only costs associated with manufacturing inventory at our BB36 manufacturing facility. The continuing level of manufacturing revenue in future periods may fluctuate significantly based on market demand, our cost of production, BMS’s required level of safety stock inventory for ERBITUX and whether Merck KGaA orders ERBITUX for commercial use.

Manufacturing revenue in 2006 will continue to reflect ERBITUX shipped to our partners for commercial use, although no such product was shipped to Merck in 2005. The selling price to our partners in 2006 is estimated be comparable to the price charged in 2005.

Collaborative Agreement Revenue

Collaborative agreement revenue consists primarily of reimbursements from our partners BMS and Merck KGaA under our collaborative agreements. There are certain categories for which we receive reimbursement from our partners: clinical and regulatory expenses, the cost of ERBITUX supplied to our partners for use in clinical studies, certain marketing and administrative expenses, and a portion of royalty expense. During 2005, we earned $64,904,000 in collaborative agreement revenue, of which approximately $42,859,000 represents amounts earned from BMS and approximately $22,000,000 represents amounts earned from Merck KGaA, as compared to $53,989,000 earned in the comparable period in 2004, of which $38,919,000 was earned from BMS and approximately $15,000,000 was earned from Merck KGaA. The increase in collaborative agreement revenue of $10.9 million is principally due to an increase in reimbursement for clinical drugs of approximately $2.9 million and an increase in royalty expense reimbursement of approximately $8.1 million, partly offset by minor decreases in the reimbursement of certain marketing, general and administrative expenses.

Collaborative agreement revenue in 2006 will continue to include the purchase of ERBITUX for clinical use by our partners, reimbursement by our corporate partners of certain regulatory, clinical and marketing expenses incurred on behalf of ERBITUX, and for royalty expense of 4.5% of North American net sales in accordance with the existing terms of the BMS agreement and a low single digit amount from Merck KGaA.

Expenses

Research and Development

Research and development expenses in 2005 of $99,303,000 increased by approximately $16,645,000 or 20% from 2004. The increase is primarily due to shipments of ERBITUX to our partners for clinical studies of approximately $13.0 million and an increase in costs associated with the development of our non-ERBITUX pipeline. Research and development expenses include costs associated with our in-house and collaborative research programs, product and process development expenses, costs to manufacture ERBITUX (until February 12, 2004) and other product candidates and quality assurance and quality control costs. Research and development includes costs that are reimbursable from our corporate partners. Approximately $27.4 million and $24.5 million of costs representing research and development expenses in 2005 and 2004, respectively, were reimbursed and included under collaborative agreement revenue since they represent inventory supplied to our partners for use in clinical studies.

We expect that research and development expenses will approximate $140 million in 2006, including approximately $2.6 million  attributable to stock option expense. The  increase from 2005 reflects additional efforts in support of our non-ERBITUX pipeline, including third-party manufacturing costs, costs associated with producing clinical supplies of ERBITUX for use by us and our partners (which are reimbursed as a component of Collaborative Agreement Revenue), and expansion of basic research activities.

Clinical and Regulatory

Clinical and regulatory expenses consist of costs to conduct our clinical studies and associated regulatory activities. Clinical and regulatory expenses in 2005 amounted to $50,136,000, an increase of $19,882,000 or 66% from 2004. The increase is primarily due to an increase of $10.5 million due BMS for reimbursement of clinical expenses related to ERBITUX, an increase of approximately $4.2 million in third party clinical trial costs, and an increase in salaries and benefits of approximately $3.5 million. During 2005, we increased our headcount in our clinical and regulatory department as well as our investment in clinical trials for ERBITUX and other products in our pipeline in order to invest in the continued growth of ERBITUX and to develop other product candidates. Approximately $14.7 million and $13.9 million of the costs included in this category for 2005 and 2004, respectively, are reflected as revenues under collaborative agreement revenue since they represent costs that are reimbursable by our corporate partners.

Clinical and regulatory expenses in 2006 are expected to increase significantly as we embark on a number of studies in support of expanded use of ERBITUX as well as later-stage clinical development programs for four pipeline products. In addition, we are enhancing our medical affairs programs, and expanding our regulatory capabilities. As a result, total clinical and regulatory expenses are expected to reach approximately $90 million in 2006, including approximately $1.3 million attributable to stock option expense. A contractually determined portion of the ERBITUX-related expenses will continue to be reimbursed as a component of collaborative agreement revenue.

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

Marketing, general and administrative expenses in 2005 amounted to $72,334,000, an increase of $12,534,000 or 21% from 2004. This increase is partly due to increases in salaries and benefits of approximately $6.0 million due to increased headcount and merit increases from the prior year and an increase in professional services of approximately $5.3 million due to increases in legal, tax consulting and marketing programs, and a charge of approximately $2.9 million in severance expense related to the resignation of Daniel S. Lynch (our former chief executive officer) in October 2005. Certain expenses in this category are reimbursable from our corporate partners. Approximately $2.0 million and $2.8 million of costs representing marketing and general expenses in 2005 and 2004, respectively, are reimbursed and included in collaborative agreement revenue.

Marketing, General and Administrative Expenses should approximate $80 million in 2006, including approximately $5.2 million attributable to stock option expense. The increase versus 2005 is principally attributable to increased marketing efforts in support of the potential head and neck indication for ERBITUX.

Royalty Expense

Royalty expense consists of obligations related to certain licensing agreements related to ERBITUX. Prior to the third quarter of 2005, we were obligated to pay royalties of approximately 12.75% of North American net sales and a single digit royalty on sales outside of North America, which will increase if sales outside of North America consist of ERBITUX produced in the United States. Beginning in the third quarter of 2005, gross royalty expense decreased as a percentage of net sales in North America from 12.75% to 12.25%. We receive reimbursements from our corporate partners of 4.5% on North

American net sales and a minimum of 1% on net sales outside of North America, which is reflected in collaborative agreement revenue.  In 2005, we incurred royalty expense of $58.4 million as compared to $36.1 million in 2004, an increase of $22.3 million, or 62%. The increase is primarily associated with the increase in North American net sales, which consisted of $413.1 million in 2005 as compared to $260.8 million in 2004. Approximately $20.8 million and $12.7 million of royalty expense was reimbursable by our corporate partners and included as collaborative agreement revenue in 2005 and 2004, respectively.

Royalty expenses in 2006 will continue to include 12.25% of domestic in-market sales through the first quarter, with 4.5% of domestic in-market sales expected to be reimbursed as a component of collaborative agreement revenue, resulting in a net royalty burden to ImClone of 7.75%. In subsequent quarters, the gross royalty expense of domestic net sales is expected to decline to 9.25%, resulting in a net royalty burden of 4.75%. In addition, a single-digit percentage of international net sales is also expected to be incurred.

Cost of Manufacturing Revenue

Effective February 13, 2004, the date after we received approval from the FDA for ERBITUX, we began to capitalize in inventory the cost of manufacturing ERBITUX and to expense such costs as cost of manufacturing revenue at the time of sale. Since we had previously expensed all inventory produced prior to February 13, 2004, the costs of manufacturing revenue in 2004 reflected minimal costs that primarily consisted of shipping and storage charges. In 2005, we continued to sell inventory that was previously expensed as well as inventory that was partially expensed, since there was inventory in process on the date that we received FDA approval of ERBITUX. In the fourth quarter of 2005, we sold substantially all the inventory with partial costs and in 2006, our cost of manufacturing revenue will reflect full absorption costs of production. As previously mentioned, we are obligated to sell ERBITUX to BMS at our costs of production plus a 10% mark-up on bulk and to Merck KGaA at our cost of production. We expect that our quarterly margins on sales of ERBITUX will begin to stabilize in 2006 and reflect an average margin of approximately 10%.

Discontinuation of Small Molecule Program

On May 11, 2005, we announced a plan to discontinue our small molecule research program. This decision was made after evaluating our investment in such program against the time horizon before commercial benefits would be realized. As a result of this decision, we recorded in the second quarter of 2005 approximately $6,200,000 of costs associated with the discontinuation of this program. Such costs include approximately $2,200,000 of costs related to severance for 45 employees that were terminated, approximately $3,700,000 of costs related to the write-off of fixed assets used in such program and approximately $60,000 of contract termination costs related to the cancellation of the lease at the Brooklyn facility where the employees were conducting such research and approximately $280,000 of other shutdown expenses. The disposition of this program is substantially complete and the majority of the termination benefits was paid as of December 31, 2005.

Witholding Tax Expense (Recovery)

The increase of $15,993,000 is due to the fact that, in the fourth quarter of 2005, we recorded a net withholding tax expense of $14,178,000 as a result of reaching an agreement in principle with the IRS to resolve a pending withholding tax matter. The agreement in principle reached with the IRS provides for the imposition of an accuracy-related penalty under Section 6662 of the Internal Revenue Code, which increased the estimated withholding tax liability from $18.1 million as previously recorded in our Balance Sheet as of December 31, 2004 to a total of approximately $32.0 million. In 2004, we recorded a recovery of withholding tax of $1,815,000 because we reversed a liability that was settled at an amount less than originally estimated.

Interest Income and Interest Expense

Interest income in 2005 amounted to $27,877,000, an increase of  $13,828,000 or 98% from the comparable period in 2004. This increase is attributable to increases in interest rates from the comparable period in 2004 as well as a higher average cash and securities balance during 2005 as compared with 2004, as a result of receiving $600,000,000 from the issuance of convertible debt in May 2004 and receiving $250 million from BMS in March of 2004.

Interest expense in 2005 amounted to $6,569,000, a decrease of  $1,863,000 or 22% from 2004. The decrease is due to lower interest rate than in the comparable period of 2004, partly offset by an increase in debt outstanding.

Provision for Income Taxes

The effective tax rate for the year ended December 31, 2005 amounted to approximately 2.0%. The effective tax rate for 2005 includes an adjustment of approximately $440,000 resulting from the reconciliation of the 2004 tax provision to our filed tax returns. The primary reason for the increase in the effective rate from the rate previously estimated is due to the impact of a withholding tax expense of $14,178,000 recorded in the fourth quarter of 2005 as a result of reaching a tentative agreement with the IRS to resolve an employment tax matter that had been outstanding since 2003. The difference from the statutory rate of 35% is due to the utilization of fully reserved deferred tax assets, primarily the amortization of deferred revenue associated with license fees and milestones, which were taxable in prior periods. A reconciliation of the statutory federal income tax rate to the effective income tax rate for each period is included in the notes to the consolidated financial statements. We expect our 2006 effective tax rate to be approximately 25%, which does not include the effect of any potential release of the valuation allowance on deferred tax assets.

Net Income

We had net income of $86,496,000 or $1.03 per basic common share and $1.01 per diluted common share for the year ended December 31, 2005, compared with net income of $113,653,000 or $1.43 per basic common share and $1.33 per diluted common share for the year ended December 31, 2004. The fluctuation in results was due to the factors noted above.

Years Ended December 31, 2004 and 2003

Revenues

License Fees and Milestone Revenue

License fees and milestone revenue in 2004 of $129,386,000 consists of recognition of up-front and milestone payments received under the Commercial Agreement with BMS of $128,943,000, recognition of payments received under development and license agreements with Merck KGaA of $385,000 and license fees from GlaxoSmithKline plc. of $58,000. The increase of $81,416,000 in license fees and milestone revenue from the comparable period in 2003 is due to an increase in revenue recognized under the Commercial Agreement with BMS primarily as a result of the $250,000,000 received in the first quarter of 2004, when we obtained FDA approval of ERBITUX and due to increases in clinical development spending by BMS and ImClone.

Manufacturing Revenue

Manufacturing revenue of $99,041,000 in 2004 consists of sales of ERBITUX to our corporate partners for commercial use. In accordance with the Commercial Agreement, we are contractually obligated to sell ERBITUX to BMS at our cost of production plus a 10% markup on bulk. We sell bulk inventory to Merck KGaA at our full absorption cost of production. There were no sales of ERBITUX to Merck KGaA during 2004. The selling price for ERBITUX to our corporate partners is based on the full absorption costs of production incurred, which during 2004 reflected the weighted average costs of production for inventory previously produced by Lonza and at our BB36 manufacturing plant. During 2004, we sold all inventory produced by Lonza.

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

Collaborative Agreement Revenue

Collaborative agreement revenue consists primarily of reimbursements from our partners BMS and Merck KGaA under our collaborative agreements. There are certain categories for which we receive reimbursement from our partners: clinical and regulatory expenses, the cost of ERBITUX supplied to our partners for use in clinical studies, certain marketing and administrative expenses and a portion of royalty expense. During 2004, we earned $53,989,000 in collaborative agreement revenue of which $38,919,000 represents amounts earned from BMS and $15,018,000 represents amounts earned from Merck KGaA, as compared to $32,285,000 earned in the comparable period in 2003, of which $20,668,000 was earned from BMS and $11,617,000 was earned from Merck KGaA. The increase in collaborative agreement revenue of $21,704,000 in 2004 is principally due to royalty expense reimbursed by our corporate partners of approximately $12,738,000, and an increase in drug shipments to our partners of approximately $9,300,000, partly offset by a decrease in clinical and regulatory reimbursement.

Research and Development

Research and development expenses in 2004 and 2003 were $82,658,000 and $121,111,000, respectively, a decrease of $38,453,000, or 32.0%. Research and development expenses include costs associated with our in-house and collaborative research programs, product and process development expenses, costs to manufacture ERBITUX (until February 12, 2004) and other product candidates (prior to any approval that we may obtain of a product candidate for commercial sale) and quality assurance and quality control costs. Research and development include costs that are reimbursable from our corporate partners. Approximately $24,508,000 and $15,232,000 of costs representing research and development expenses for the years ended December 31, 2004 and 2003, respectively, were reimbursed and included under collaborative agreement revenue since they represent inventory supplied to our partners for use in clinical studies.

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

Clinical and Regulatory

Clinical and regulatory expenses in 2004 and 2003 were $30,254,000 and $30,154,000, respectively, an increase of $100,000 in 2004. Clinical and regulatory expenses consist of costs to conduct our clinical studies and associated regulatory activities. During 2004, there was an increase in salaries and benefits and other employee related expenses of approximately $3,300,000 due to increases in headcount, partially offset by a decrease in cost incurred related to contract clinical services of approximately $3,200,000. Approximately $13,858,000 and $15,071,000 of the costs included in this category for the years ended December 31, 2004 and 2003, respectively, are reflected as revenues under collaborative agreement revenue since they represent costs that are reimbursable by our corporate partners.

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

Marketing, general and administrative expenses in 2004 amounted to $59,800,000, an increase of $17,853,000 or 43.0% from the comparable period in 2003. This increase is partly due to increases in personnel costs of approximately $10,900,000 due to increased headcount and marketing expenses incurred to support the commercialization of ERBITUX and an increase of approximately $12,200,000 in professional services fees related to legal, consulting and marketing research and marketing conventions, offset by a charge of approximately $5,000,000 in 2003 related to a termination agreement with a former officer of the Company. Some expenses in this category are reimbursable from our corporate partners. Approximately $2,880,000 and $1,980,000 of costs representing marketing and general expenses for the years ended December 31, 2004 and 2003, respectively, were reimbursed and included in collaborative agreement revenue.    In order to increase our presence and prominence within the oncology community and to help maximize the market potential for ERBITUX in its approved indications, we established a sales force of oncology sales professionals during the fourth quarter of 2004.

Cost of Manufacturing Revenue

Effective February 13, 2004, the Company began to capitalize in inventory the costs of manufacturing of ERBITUX for commercial sale and will expense such costs as cost of manufacturing revenue at the time of sale. However, as we have been selling our existing inventory that was previously expensed, there has been a period of time in which the Company reflected minimum cost of manufacturing revenue since the majority of the cost of such inventory was expensed in prior periods as research and development expenses. Cost of manufacturing revenue for 2004 of approximately $1.1 million reflects primarily fill and finish costs.

Royalty Expense

Royalty expense of $36,065,000 for the year ended December 31, 2004 consists of obligations related to certain licensing agreements related to ERBITUX. Approximately $12,700,000 of royalty expense is reimbursed by our corporate partners and included as collaborative agreement revenue for the year ended December 31, 2004. In January 2005, we finalized and signed license agreements with Genentech and Centocor, Inc. for the rights to patents covering various aspects of antibody technology and certain use of epidermal growth factor receptor (EGFR) antibodies. For ERBITUX use in combination with anti-neoplastic agents, ImClone Systems’ gross royalty expense for all licenses, including Genentech, Centocor, Aventis and the University of California, is approximately 12.75 % of North American sales. We receive reimbursements for a portion of these royalty expenses, resulting in a net royalty expense of approximately 8.25%. After the first quarter of 2006, gross royalty expense will decrease to 9.75% and net royalty expense will decrease to 7.25%. For ERBITUX monotherapy use, gross and net royalty expenses will be reduced by approximately 1% because certain licenses are not applicable. Fourth-quarter 2004 royalty expenses include charges of approximately $3.9 million required to bring estimated royalty expenses recorded through the first nine months of 2004 in line with actual obligations.

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

Witholding Tax Expense (Recovery)

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

Interest expense was $8,432,000 and $8,881,000 for the year ended December 31, 2004 and 2003, respectively, a decrease of $449,000 or 5.0%. The decrease in interest expense is primarily attributable to the fact that the Company’s cost of borrowing decreased with the issuance of $600 million of 1 3/8% convertible debt in May of 2004, compared to the $240 million of 5 1/2% convertible debt outstanding in the comparable period of 2003.

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

Net Income (Loss)

We had net income of $113,653,000, or $1.43 per basic common share and $1.33 per diluted common share for the year ended December 31, 2004, compared with a net loss of $112,502,000, or $1.52 per basic and diluted common share in the comparable period in 2003. The fluctuation in results was due to the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005, our principal sources of liquidity consisted of cash and cash equivalents and securities available for sale of approximately $756.4 million. Historically, we have financed our operations through a variety of sources, most significantly through the issuance of public and private equity and convertible notes, license fees and milestone payments and reimbursements from our corporate partners. Since the approval of ERBITUX on February 12, 2004, we began to generate royalty revenue and manufacturing revenue from the commercial sale of ERBITUX by our corporate partners and generated income from operations in 2004 and 2005. As we continue to generate income, our cash flows from operating activities are expected to increase as a source to fund our operations. Therefore, we anticipate that our future financial condition and our future operating performance will continue to experience significant changes and that past performance will not likely be indicative of our future performance.

SUMMARY OF CASH FLOWS

	Years Ended December 31,			Variance
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
	(Thousands of dollars)
Cash (used in) provided by :
Operating activities	$(64,592)	$255,657	$(93,385)	$(320,249)	$349,042
Investing activities	(5,053)	(872,249)	37,580	867,196	(909,829)
Financing activities	(6,273)	665,048	25,650	(671,321)	639,398
Net (decrease) increase in cash and cash equivalents	$(75,918)	$48,456	$(30,155)	$(124,374)	$78,611

Historically our cash flows from operating activities have fluctuated significantly due to the nature of our operations and the timing of our cash receipts. During the year ended December 31, 2005, we used approximately $65 million in cash for operating activities, as compared to net cash provided by operating activities in 2004 of $256 million. The fluctuation in operating cash flows is due to the fact that in 2005 we paid $55.4 million in net litigation expense related to the securities class action settled in January 2005, and approximately $30 million of royalty payments to Genentech and Centocor related to 2004 for license agreements that we finalized during January 2005. These uses of cash from operations were partially offset by cash generated from operations due to increased royalty income in 2005 as a result of higher in-market net sales of ERBITUX by our partners BMS and Merck KGaA. In 2004, we generated cash flows from operating activities of approximately $256 million, mainly due to receipt of a milestone payment of $250 million from BMS as a result of the FDA’s approval of ERBITUX in the first quarter of 2004. As we continue to earn revenues and operating income from the sale of ERBITUX, we expect that our operating cash flows will continue to experience significant fluctuations from prior period results.

Our primary sources and uses of cash under investing activities consist of purchases and sales activity in our investment portfolio, which we manage based on our liquidity needs, possible business development transactions and amounts used for capital expenditures. During the year ended December 31, 2005, we used net cash from investing activities of $5 million comprised of approximately $84 million in acquisition of fixed assets, primarily related to the construction of our BB50 manufacturing facility, offset by net proceeds from the sale and maturity of securities in our investment portfolio of $79 million. In 2004, we used $872.2 million from investing activities mainly due to the fact that in 2004 we had net purchases of approximately $766 million in investment securities for our portfolio, which we classified as securities available for sale and we spent approximately $106 million on fixed assets, primarily related to the construction of our BB50 manufacturing facility. The cash used in 2004 for investing purposes was generated from the issuance of the $600 million of senior convertible notes in the second quarter of 2004 and from the $250 million milestone payment received from BMS in March 2004.

Net cash flows used in financing activities in 2005 amounted to $6.3 million due to the purchase of 811,416 shares of our common stock at an average price of $30.62 per share for aggregate consideration of approximately $25 million, offset by proceeds from the exercise of stock options by employees of approximately $18 million. In 2004, we generated approximately $665.0 million in net cash from cash financing activities primarily as a result of the issuance of the $600 million in senior convertible notes and also as a result of proceeds of $78 million from employees exercise of stock options.

We believe that our existing cash and cash equivalents and marketable securities and our cash provided by operating activities will provide us with sufficient liquidity to support our operations at least through the first quarter of 2007. We are also entitled to reimbursement for certain marketing, royalty expense, and research and development expenditures and certain other payments, some of which are payable contingent upon the achievement of research and development and regulatory milestones. There can be no assurance that we will achieve these milestones. Our future working capital and capital requirements will depend upon numerous factors, including, but not limited to:

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

Below is a table that presents our contractual obligations and commercial commitments as of December 31, 2005: (in thousands)

	Payments due by Year(1)
	Total	2006	2007	2008	2009	2010	2011 and Thereafter
Long-term debt(2)	$600,000	$—	$—	$—	$—	$—	$600,000
Interest on long-term debt	151,594	8,250	8,250	8,250	8,250	8,250	110,344
Operating leases	71,026	5,064	5,358	4,200	4,315	4,078	48,011
Purchase obligations	4,269	4,269	—	—	—	—	—
Contract services obligations	13,050	5,220	1,620	1,350	1,620	3,240	—
Construction commitments	9,687	9,687	—	—	—	—	—
Total contractual cash obligations	$849,626	$32,490	$15,228	$13,800	$14,185	$15,568	$758,355

(1)          Amounts in the above table do not include milestone-type payments payable by us under collaborative agreements.

(2)          On May 15 of 2009, 2014 and 2019, or upon the occurrence of certain designated events, holders may require the Company to repurchase the notes at a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our holdings of financial instruments comprise a mix of U.S. dollar denominated securities that may include U.S. corporate debt, foreign corporate debt, U.S. government debt, foreign government debt, asset-backed securities, agency debt and commercial paper. All such instruments are classified as securities available for sale. Generally, we do not invest in portfolio equity securities, commodities, foreign exchange contracts or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in investment grade fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We invest in securities that have a range of maturity dates.

The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of December 31, 2005: (in thousands, except interest rates)

	2006	2007	2008	2009	2010	2011 and Thereafter		Total	Fair Value
Fixed Rate	$155,000	$202,400	$100,000	$55,000	$20,000	$—		$532,400	$523,512
Average Interest Rate	2.98%	3.49%	3.86%	4.33%	4.54%	—		3.54%
Variable Rate	—	10,000 (1)	1,803 (1)	—	10,000 (1)	207,911	(1)	229,714	229,461
Average Interest Rate	—	4.00%	4.85%	—	4.00%	4.29%		4.27%
	$155,000	$212,400	$101,803	$55,000	$30,000	$207,911		$762,114	$752,973

(1)             These holdings primarily consist of U.S. corporate and foreign corporate floating rate notes. Interest on the securities is adjusted monthly, quarterly or semi-annually, depending on the instrument, using prevailing interest rates. These holdings are highly liquid and we consider the potential for loss of principal to be minimal.

Our outstanding 1 3/8% fixed rate convertible senior notes in the principal amount of $600,000,000 due May 15, 2024 are convertible into our common stock at a conversion price of $94.69 per share, subject to adjustment and to certain restrictions as outlined in the indenture agreement. The fair value of fixed interest rate instruments is affected by changes in interest rates and in the case of the convertible notes by changes in the price of our common stock as well. The fair value of the convertible senior notes was approximately $502,500,000 at December 31, 2005.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The response to this item is submitted as a separate section of this report as Part II commencing on Page F-1.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A.        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on such evaluation, our interim Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information that we are required to disclose in the reports that we file or submit under the Exchange Act.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our interim Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, (1) on our management’s assessment of the effectiveness of our internal control over financial reporting and (2) on the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during our fourth fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
ImClone Systems Incorporated:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that ImClone Systems Incorporated maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ImClone Systems Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that ImClone Systems Incorporated maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, ImClone Systems Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ImClone Systems Incorporated and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 15,  2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Princeton, New Jersey
March 15, 2006

ITEM 9B.       OTHER INFORMATION.

Not Applicable.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2)	The response to this portion of Item 15 is submitted as a separate section of this report commencing on page F-1.
(a)(3)	Exhibits (numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description	Incorporated by Reference
3.1	Certificate of Incorporation, as amended through December 31, 1998	D(3.1)
3.2	Amendment dated June 4, 1999 to the Company’s Certificate of Incorporation, as amended	H(3.1A)
3.3	Amendment dated June 12, 2000 to the Company’s Certificate of Incorporation, as amended	K(3.1A)
3.4	Amendment dated August 9, 2002 to the Company’s Certificate of Incorporation, as amended	Q(3.1C)
3.5	Amended and Restated By-Laws of the Company	Z(3.1)
4.1	Rights Agreement dated as of February 15, 2002 between the Company and EquiServe Trust Company, N.A., as Rights Agent	M(99.2)
4.2	Stockholder Agreement, dated as of September 19, 2001, among Bristol-Myers Squibb Company, Bristol-Myers Squibb Biologics Company and the Company	L(99.2D2)
4.3	Indenture dated as of May 7, 2004 by and between the Company and The Bank of New York, as Trustee and Form of 1 3/8% Convertible Notes Due 2024	V(4.5)
4.4	Registration Rights Agreement dated as of May 7, 2004 by and between the Company, as Issuer, and Morgan Stanley & Co., Incorporated and UBS Securities LLC, as the Initial Purchasers	V(4.6)
10.1	Company’s 1986 Employee Incentive Stock Option Plan, including form of Incentive Stock Option Agreement	A(10.1)
10.2	Company’s 1986 Non-qualified Stock Option Plan, including form of Non-qualified Stock Option Agreement	A(10.2)
10.3	1996 Incentive Stock Option Plan, as amended	O(99.1)
10.4	1996 Non-Qualified Stock Option Plan, as amended	O(99.2)
10.5	ImClone Systems Incorporated 1998 Non-Qualified Stock Option Plan, as amended	O(99.2)
10.6	ImClone Systems Incorporated 2002 Stock Option Plan	Q(99.8)
10.7	ImClone Systems Incorporated 1998 Employee Stock Purchase Plan	I(99.4)
10.8	Option Agreement, dated as of September 1, 1998, between the Company and Ron Martell	F(99.3)
10.9	Option Agreement, dated as of January 4, 1999, between the Company and S. Joseph Tarnowski	J(99.4)
10.10	License Agreement between the Company and the Regents of the University of California dated April 9, 1993	B(10.48)

10.11	Collaboration and License Agreement between the Company and the Cancer Research Campaign Technology, Ltd., signed April 4, 1994, with an effective date of April 1, 1994	B(10.50)
10.12	License Agreement between the Company and Rhone-Poulenc Rorer dated June 13, 1994	C(10.56)
10.13	Development and License Agreement between the Company and Merck KGaA dated December 14, 1998	E(10.70)
10.14	Lease dated as of December 15, 1998 for the Company’s premises at 180 Varick Street, New York, New York	G(10.69)
10.15	Amendment dated March 2, 1999 to Development and License Agreement between the Company and Merck KGaA	G(10.71)
10.16	Acquisition Agreement dated as of September 19, 2001, among the Company, Bristol-Myers Squibb Company and Bristol-Myers Squibb Biologics Company	L(99.D1)
10.17	Development, Promotion, Distribution and Supply Agreement, dated as of September 19, 2001, among the Company, Bristol-Myers Squibb Company and E.R. Squibb & Sons, L.L.C.	L(99.D3)
10.20	Employment Agreement, dated as of March 19, 2004, between the Company and Daniel S. Lynch	U(10.1)
10.21	Agreement of Sublease dated October 5, 2001, by and between 325 Spring Street LLC and the Company	O(10.86)
10.22	Promissory Note in the principal amount of $10,000,000, dated October 5, 2001, executed by 325 Spring Street LLC in favor of the Company	O(10.86.1)
10.23	Amendment No. 1 to Development, Promotion, Distribution and Supply Agreement, dated as of March 5, 2002, among the Company, Bristol-Myers Squibb Company and E.R. Squibb & Sons, L.L.C.	N(99.2)
10.24	Amendment, dated as of August 16, 2001 to the Development and License Agreement between the Company and Merck KGaA	P (10.88)
10.25	Agreement of Sale and Purchase between Building Associates, LP and ImClone Systems Incorporated pertaining to 33 Chubb Way, Branchburg, New Jersey executed as of March 1, 2002	Q(10.92)
10.26

Target Price Contract, dated as of July 15, 2002, between ImClone Systems Incorporated and Kvaerner Process, a division of Kvaerner U.S. Inc., for the Architectural, Engineering, Procurement Assistance, Construction Management and Validation of a Commercial Manufacturing Project in Branchburg, New Jersey

R(10.930)
10.27	Modifications Agreement dated as of December 15, 2000 by an between 180 Varick Street Corporation and the Company	S(10.94)
10.28	Amendment number 4 to the Company’s lease at 180 Varick Street dated August 13, 2004 by and between 180 Varick Street Corporation and the Company	V(10.28)
10.29	ImClone Systems Incorporated Annual Incentive Plan	T(A.C)

10.30	Supply Agreement between the Company and Lonza Biologics PLC dated March 17, 2005	Y(10.30)
10.31	ImClone Systems Incorporated Senior Executive Severance Plan	W(10.29)
10.32*	ImClone Systems Incorporated Change in Control Plan, as amended
10.33	Letter Agreement, effective as of April 5, 2005, by and between S. Joseph Tarnowski and ImClone Systems Incorporated	X(10.1)
10.34	Terms of inducement stock option grants to Dr. Philip Frost and Dr. Eric Rowinsky on March 1, 2005 and February 21, 2005, respectively, as approved by the Compensation Committee of Board of Directors	AA
10.35	Collaboration and License Agreement between the Company and UCB S.A. dated August 15, 2005. Confidential Treatment has been requested for a portion of this Exhibit	CC
10.36	Approval by Board of Directors of certain compensation related matters and Company stock repurchase program	BB
10.37	ImClone Systems Incorporated 2005 Inducement Stock Option Plan	DD(10.1)
10.38	Terms of accelerated Company stock options and form of lock-up agreement	EE(10.1)
10.39	ImClone Systems Incorporated 2006-2008 Retention Plan	FF(10.1)
10.40*	ImClone Systems Incorporated Transition Severance Plan
12.1*	Calculation of Ratio of Earnings to Fixed Charges
21.1*	Subsidiaries of the Company
23.1*	Consent of KPMG LLP, Independent Accountants
31.1*	Certification of the Company’s Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of the Company’s Interim Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(U)                   Previously filed with the Commission; incorporated by reference to the Company’s Current Report on Form 8-K dated March 19, 2004.

(V)                    Previously filed with the Commission; incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

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

(Z)                     Previously filed with the Commission; incorporated by reference to the Company’s Current Report on Form 8-K dated June 21, 2005.

(AA)          Previously filed with the Commission; incorporated by reference to the Company’s Current Report on Form 8-K dated July 15, 2005.

(BB)            Previously filed with the Commission; incorporated by reference to the Company’s Current Report on Form 8-K dated September 19, 2005.

(CC)            Previously filed with the Commission, incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

(DD)          Previously filed with the Commission; incorporated by reference to the Company’s Current Report on Form 8-K dated October 21, 2005.

(EE)            Previously filed with the Commission, incorporated by reference to the Company’s Current Report on Form 8-K dated December 21, 2005.

(FF)              Previously filed with the Commission; incorporated by reference to the Company’s Current Report on Form 8-K dated January 23, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMCLONE SYSTEMS INCORPORATED
Date: March 16, 2006	By:	/s/ JOSEPH L. FISCHER
Joseph L. Fischer Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date
/s/ JOSEPH L. FISCHER	Interim Chief Executive Officer and	March 16, 2006
Joseph L. Fischer	Director (Principal Executive Officer)
/s/ MICHAEL J. HOWERTON	Chief Financial Officer (Principal Financial	March 16, 2006
Michael J. Howerton	Officer)
/s/ ANA I. STANCIC	Vice President, Controller and Chief	March 16, 2006
Ana I. Stancic	Accounting Officer (Principal Accounting Officer)
/s/ ANDREW G. BODNAR	Director	March 16, 2006
Andrew G. Bodnar
/s/ WILLIAM W. CROUSE	Director	March 16, 2006
William W. Crouse
/s/ VINCENT T. DEVITA, JR.	Director	March 16, 2006
Vincent T. DeVita, Jr.
/s/ JOHN A. FAZIO	Director	March 16, 2006
John A. Fazio
/s/ DAVID M. KIES	Director	March 16, 2006
David M. Kies
/s/ WILLIAM R. MILLER	Director	March 16, 2006
William R. Miller
/s/ DAVID SIDRANSKY	Director	March 16, 2006
David Sidransky

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
ImClone Systems Incorporated:

We have audited the consolidated financial statements of ImClone Systems Incorporated and subsidiary as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ImClone Systems Incorporated and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ImClone Systems Incorporated’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Princeton, New Jersey
March 15, 2006

IMCLONE SYSTEMS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share and share data)

	December 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$3,403	$79,321
Securities available for sale	752,973	840,451
Prepaid expenses	3,766	4,054
Amounts due from corporate partners less allowances of $0 and $430 at December 31, 2005 and 2004, respectively	59,271	69,753
Inventories	81,394	40,618
Other current assets	8,311	28,240
Total current assets	909,118	1,062,437
Property, plant and equipment, net	406,595	339,293
Patent costs, net	872	1,321
Deferred financing costs, net	12,531	16,244
Note receivable, less current portion	8,313	8,763
Other assets	5,986	6,718
Total assets	$1,343,415	$1,434,776
LIABILITES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including $4,610 and $2,535 due Bristol-Myers Squibb Company (“BMS”) at December 31, 2005 and 2004, respectively)	$35,530	$38,492
Accrued expenses (including $11,427 and $3,187 due BMS at December 31, 2005 and 2004, respectively)	60,934	61,177
Litigation settlement	—	75,900
Withholding tax liability	32,000	18,096
Current portion of deferred revenue	112,624	108,994
Other current liabilities	1,031	1,031
Total current liabilities	242,119	303,690
Deferred revenue, less current portion	246,401	348,814
Long-term debt	600,000	600,000
Deferred rent, less current portion	2,491	3,434
Total liabilities	1,091,011	1,255,938
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 4,000,000 shares; reserved 1,200,000 series B participating cumulative preferred stock, none issued or outstanding	—	—
Common stock, $.001 par value; authorized 200,000,000 shares; issued 84,412,408 and 83,250,146 at December 31, 2005 and 2004, respectively; outstanding 83,407,734 and 83,056,888 at December 31, 2005 and 2004, respectively	84	83
Additional paid-in capital	733,069	712,819
Accumulated deficit	(442,459)	(528,955)
Treasury stock, at cost; 1,004,674 and 193,258 shares at December 31, 2005 and 2004, respectively	(29,149)	(4,300)
Accumulated other comprehensive loss:
Net unrealized loss on securities available for sale	(9,141)	(809)
Total stockholders’ equity	252,404	178,838
Total liabilities and stockholders’ equity	$1,343,415	$1,434,776

See accompanying notes to consolidated financial statements.

IMCLONE SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Revenues:
Royalty revenue	$177,440	$106,274	$575
License fees and milestone revenue	97,239	129,386	47,970
Manufacturing revenue	44,090	99,041	—
Collaborative agreement revenue	64,904	53,989	32,285
Total revenues	383,673	388,690	80,830
Operating expenses:
Research and development	99,303	82,658	121,111
Clinical and regulatory	50,136	30,254	30,154
Marketing, general and administrative	72,334	59,800	41,947
Royalty expense	58,376	36,065	—
Litigation settlement	—	55,363	—
Cost of manufacturing revenue	16,367	1,099	—
Discontinuation of small molecule research program	6,200	—	—
Withholding tax expense (recovery)	14,178	(1,815)	(3,384)
Other, net	—	—	(147)
Total operating expenses	316,894	263,424	189,681
Operating income (loss)	66,779	125,266	(108,851)
Other (income) expense:
Interest income	(27,877)	(14,049)	(4,121)
Interest expense	6,569	8,432	8,881
Loss (gain) on sale of securities, net	13	(131)	(1,600)
Other (income) expense	(21,295)	(5,748)	3,160
Income (loss) before income taxes	88,074	131,014	(112,011)
Provision for income taxes	1,578	17,361	491
Net income (loss)	$86,496	$113,653	$(112,502)
Income (loss) per common share:
Basic	$1.03	$1.43	$(1.52)
Diluted	$1.01	$1.33	$(1.52)
Shares used in calculation of income (loss) per share:
Basic	83,582	79,500	74,250
Diluted	92,183	91,193	74,250

See accompanying notes to consolidated financial statements

IMCLONE SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

AND COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2005, 2004 and 2003

(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury	Accumulated Other Comprehensive Income
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	(Loss)	Total
Balance at December 31, 2002	—	$—	73,839,536	$74	$346,952	$(530,106)	$(4,100)	$1,551	$(185,629)
Options exercised			633,078	—	7,151				7,151
Issuance of shares through employee stock purchase plan			28,606	—	685				685
Compensation related to options granted to non-employees					851				851
Issuance of shares to Merck KGaA			794,897	1	19,999				20,000
Repayment of note from former officer					93				93
Comprehensive loss:
Net loss						(112,502)			(112,502)
Other comprehensive loss:
Unrealized gain on marketable securities arising during the period								358	358
Less: Reclassification adjustment for realized gain included in net income								1,600	1,600
Total other comprehensive loss								(1,242)	(1,242)
Comprehensive loss									(113,744)
Balance at December 31, 2003	—	—	75,296,117	75	375,731	(642,608)	(4,100)	309	(270,593)
Options exercised			3,522,003	4	78,056				78,060
Issuance of shares on conversion of 5 1/2% notes			4,356,468	4	239,993				239,997
Issuance of shares to Merck KGaA			58,807	—	5,000				5,000
Issuance of shares through employee stock purchase plan			16,751	—	802				802
Compensation related to options granted to non-employees					2,420				2,420
Tax benefit of stock options					9,982				9,982
Unamortized deferred financing costs on the 5 1/2% notes					(1,193)				(1,193)
Compensation related to modifications of options granted to employees					2,028				2,028
Treasury shares							(200)		(200)
Comprehensive income:
Net income						113,653			113,653
Other comprehensive loss:
Unrealized loss on marketable securities arising during the period								(987)	(987)
Less: Reclassification adjustment for realized gain included in net income								131	131
Total other comprehensive loss								(1,118)	(1,118)
Comprehensive income									112,535
Balance at December 31, 2004	—	—	83,250,146	83	712,819	(528,955)	(4,300)	(809)	178,838
Options exercised			1,128,642	1	17,643				17,644
Issuance of shares through employee stock purchase plan			33,620	—	932				932
Tax benefit of stock options					1,675				1,675
Treasury shares							(24,849)		(24,849)
Comprehensive income:
Net income						86,496			86,496
Other comprehensive loss:
Unrealized loss on marketable securities arising during the period								(8,345)	(8,345)
Less: Reclassification adjustment for realized loss included in net income								(13)	(13)
Total other comprehensive loss								(8,332)	(8,332)
Comprehensive income									78,164
Balance at December 31, 2005	—	$—	84,412,408	$84	$733,069	$(442,459)	$(29,149)	$(9,141)	$252,404

See accompanying notes to consolidated financial statements

IMCLONE SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$86,496	$113,653	$(112,502)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	13,227	13,062	11,478
Amortization of deferred financing costs	3,713	3,107	1,709
Expense associated with stock options	—	4,448	851
Realized tax benefit from stock options	1,675	9,982	—
Loss on disposal of fixed assets	3,668	1	30
Recovery of withholding tax asset	—	(1,815)	(3,384)
Loss (gain) on securities available for sale, net	13	(131)	(1,600)
Other	438	—	(783)
Changes in:
Prepaid expenses	288	(426)	(509)
Amounts due from corporate partners	10,482	(60,774)	3,384
Inventories	(40,776)	(40,618)	—
Other current assets	19,929	(24,625)	18,920
Other assets	1,182	(5,824)	352
Accounts payable	(2,962)	9,770	5,005
Other current liabilities	—	(3,369)	(42)
Accrued expenses	(243)	43,320	(17,600)
Withholding tax liability	13,904	(1,076)	(14,440)
Litigation settlement	(75,900)	75,900	—
Deferred rent, less current portion	(943)	496	1,018
Deferred revenue	(98,783)	120,576	14,728
Net cash (used in) provided by operating activities	(64,592)	255,657	(93,385)
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(84,263)	(106,286)	(73,693)
Purchases of securities available for sale	(574,072)	(3,457,174)	(198,691)
Proceeds from sale of securities available for sale	575,598	1,967,058	206,834
Proceeds from maturities of securities available for sale	77,607	724,161	103,366
Other	77	(8)	(236)
Net cash (used in) provided by investing activities	(5,053)	(872,249)	37,580
Cash flows from financing activities:
Proceeds from exercise of stock options	17,644	77,860	7,151
Proceeds from issuance of common stock under the employee stock purchase plan	932	802	685
Proceeds from issuance of 1 3/8% convertible notes	—	600,000	—
Repurchase of common stock	(24,849)	—	—
Payment of financing costs	—	(18,559)	—
Proceeds from issuance of common stock to Merck KgaA	—	5,000	20,000
Other	—	(55)	(2,186)
Net cash (used in) provided by financing activities	(6,273)	665,048	25,650
Net (decrease) increase in cash and cash equivalents	(75,918)	48,456	(30,155)
Cash and cash equivalents at beginning of period	79,321	30,865	61,020
Cash and cash equivalents at end of period	$3,403	$79,321	$30,865

See accompanying notes to consolidated financial statements.

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Business Overview and Basis of Preparation

ImClone Systems Incorporated (the “Company”) is a biopharmaceutical company whose mission is to advance oncology care by developing and commercializing a portfolio of targeted treatments designed to address the medical needs of patients with cancer. A substantial portion of the Company’s efforts and resources are devoted to research and development conducted on its own behalf and through collaborations with corporate partners and academic research and clinical institutions. The Company does not operate separate lines of business or separate business entities and does not conduct any of its operations outside of the United States. Accordingly, the Company does not prepare discrete financial information with respect to separate product areas or by location and does not have separately reportable segments.

On January 24, 2006, the Company announced that the Board of Directors had engaged the investment bank Lazard to conduct, in conjunction with management, a full review of the Company’s strategic alternatives to maximize shareholder value. These alternatives could include a merger, sale or strategic alliance. The Company is proceeding in consultation with its existing partners as the process moves forward. There can be no assurances, however, that any particular strategic alternative will be pursued or that any transaction will occur, or on what terms.

On February 12, 2004, the United States Food and Drug Administration (“FDA”) approved ERBITUX® (Cetuximab) Injection for use in combination with irinotecan in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are refractory to irinotecan-based chemotherapy and for use as a single agent in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are intolerant to irinotecan-based chemotherapy. In September 2005, Health Canada approved the use of ERBITUX for use in combination with irinotecan for the treatment of EGFR-expressing metastatic colorectal carcinoma in patients who are refractory to other irinotecan-based chemotherapy regimens and for use as a single agent for the treatment of EGFR expressing, metastatic colorectal carcinoma in patients who are intolerant to irinotecan-based chemotherapy. On March 1, 2006, the FDA approved ERBITUX for use in combination with radiation therapy for the treatment of locally or regionally advanced squamous cell carcinoma of the head and neck (“SCCHN”) and as a single agent in recurrent or metastatic SCCHN where prior platinum-based chemotherapy has failed. Please see full prescribing information, available at www.ERBITUX.com, for important safety information relating to ERBITUX, including boxed warnings.

On December 1, 2003, Swissmedic, the Swiss agency for therapeutic products, approved ERBITUX in Switzerland for the treatment of patients with colorectal cancer who no longer respond to standard chemotherapy treatment with irinotecan. Merck KGaA licensed the right to market ERBITUX outside the United States and Canada from the Company in 1998. In Japan, Merck KGaA has marketing rights to ERBITUX, which are co-exclusive to the co-development rights of the Company and BMS. On June 30, 2004, Merck KGaA received marketing approval by the European Commission to sell ERBITUX for use in combination with irinotecan for the treatment of patients with EGFR-expressing metastatic colorectal cancer after failure of irinotecan including cytotoxic therapy. On December 22, 2005, Swissmedic approved ERBITUX in Switzerland in combination with radiation in the treatment of patients with previously untreated, advanced squamous cell carcinoma of the head and neck.

The Company believes that its existing cash and cash equivalents and marketable securities and its cash provided from operating activities will provide it with sufficient liquidity to support the Company’s operations at least through the first quarter of 2007. The Company is also entitled to reimbursement for

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

certain marketing and research and development expenditures and certain other payments, some of which are payable contingent upon the achievement of research and development or regulatory milestones. There can be no assurance that the Company will achieve these milestones.

The Company relies entirely on a third party manufacturer for filling and finishing services with respect to ERBITUX. If the Company’s current third party manufacturers or critical raw material suppliers fail to meet the Company’s expectations, the Company cannot be assured that it will be able to enter into new agreements with other suppliers or third party manufacturers without an adverse effect on the Company’s business.

(2)   Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the financial statements of ImClone Systems Incorporated and its wholly-owned subsidiary, Endoclone Incorporated. All intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents

Cash equivalents consist of money market funds, commercial paper and other readily marketable debt instruments. The Company considers all highly liquid debt instruments with original maturities at date of purchase not exceeding three months to be cash equivalents.

Investments in Securities

The Company classifies its investments in debt and marketable equity securities as available-for-sale. The Company invests primarily in asset-backed securities, government agencies and corporate notes. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. If the fair value of a security in our portfolio is below its carrying value, we evaluate whether we have the intent and ability to retain our investment for a period of time sufficient to allow for recovery in the market value of the investment. In making a determination of whether an impairment is other-than-temporary we consider a number of factors, including the liquidity position and credit worthiness of the issuer of such securities. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to “other (income) expense” and a new cost basis for the security is established. Dividend and interest income are recognized when earned.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the first-in-first-out (FIFO) basis. Our policy is to capitalize inventory costs associated with our products when, based on management’s judgment, future economic benefit is expected to be realized. Our accounting policy addresses the attributes that should be considered in evaluating whether the costs to manufacture a product have met the definition of an asset as stipulated in FASB Concepts Statement No. 6. If applicable, we assess the regulatory and approval process including any known constraints and impediments to

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

approval. We also consider the shelf life of the product in relation to the expected timeline for approval. We review our inventory for excess or obsolete inventory and write down obsolete or otherwise unmarketable inventory to its estimated net realizable value.

Long-Lived Assets

Property, plant and equipment are stated at cost. Equipment under capital leases are stated at the present value of the minimum lease payments. Leasehold improvements are amortized on the straight-line method over the related lease term or the useful life of the improvement, whichever is shorter. Depreciation of fixed assets is provided on the straight-line method over the estimated useful life of the asset. Estimated useful lives are generally as follows: buildings 20 years; machinery and equipment 3 to 8 years; furniture and fixtures 8 years.

Patent and patent application costs that have been capitalized are amortized on a straight-line basis over their respective expected useful lives, up to a 15-year period. Gross patent costs were $2,080,000 and $2,625,000 at December 31, 2005 and 2004, respectively. Accumulated amortization was $1,208,000 and $1,304,000 at December 31, 2005 and 2004, respectively. Amortization expense was $161,000, $169,000 and $182,000 for the three years ended December 31, 2005, 2004 and 2003, respectively. Amortization expense is estimated to be approximately $108,000 for each of the next five years. For the years ended December 31, 2005, 2004 and 2003 the Company had net patent write-offs of $288,000, $0, and $154,000, respectively reflected in Marketing, general and administrative expenses on the Consolidated Statement of Operations.

The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their full carrying value may not be recovered. Assets are considered to be impaired and are written down to fair value if expected associated undiscounted cash flows are less than the carrying amounts. Fair value is generally the present value of the expected associated cash flows.

Deferred Financing Costs

Costs incurred in issuing the 1 3/8% convertible senior notes are amortized and the 5½% convertible subordinated notes that were outstanding until June 2004, were amortized using the straight-line method over the shorter of: the term of the related instrument or the initial date on which the holders can require repurchase of the notes. The amortization of deferred financing costs is included in interest expense in the Consolidated Statements of Operations. Upon redemption of the Company’s 5½% convertible subordinated notes in 2004, the remaining unamortized deferred financing costs of $1,193,000 were reclassified to stockholders’ equity.

Revenue Recognition

The Company recognizes all non-refundable up-front license fees as revenues in accordance with the guidance provided in the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin No. 104, “Revenue Recognition, corrected copy” (“SAB 104”) and Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Non-refundable fees received upon entering into license and other collaborative agreements where the Company has continuing involvement are recorded as deferred revenue and recognized over the estimated service period. Payments received under the Commercial Agreement are being deferred and recognized as revenue based on the percentage of actual product research and development costs incurred to date by

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

both BMS and the Company to the estimated total of such costs to be incurred over the term of the agreement. Non-refundable milestone payments, which represent the achievement of a significant step in the research and development process, pursuant to collaborative agreements other than the Commercial Agreement, are recognized as revenue upon the achievement of the specified milestone.

Pursuant to the guidance in Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, the Company characterizes reimbursements received for research and development, clinical and regulatory, royalty expense and marketing and administrative expenses incurred as collaborative agreement revenue in the Consolidated Statements of Operations. In analyzing whether to categorize reimbursed expenses from our corporate partners as a) the gross amount billed or b) the net amount retained, the Company has analyzed the relevant facts and circumstances related to these expenses and considered the factors, as specified in the EITF Issues noted above. These expenses, which are associated with ERBITUX, are broader than would ordinarily result in our central ongoing operations. These expenses have been incurred as a result of entering into the collaborative agreements that the Company has in place with its partners. In assessing whether revenue should be reported gross or net, the Company considered various factors, among them: (1) the Company is the primary obligor with respect to all expenses incurred and reimbursed; (2) the Company bears credit risk and inventory risk; (3) the Company bears responsibility for manufacturing the product and its specification (4) the Company has pricing latitude and supplier discretion. Based on the factors considered, the Company has concluded that costs reimbursed by its corporate partners should be characterized as revenue in its Consolidated Statements of Operations.

Royalty revenue from licensees, which are based on third-party sales of licensed products and technology are earned in accordance with the contract terms when third-party sales can be reliably measured and collection of the funds is reasonably assured. Royalty revenue is recognized when earned and collection is probable.

Manufacturing revenue consists of revenue earned on the sale of ERBITUX to the Company’s corporate partners for subsequent commercial sale. The Company recognizes manufacturing revenue when the product is shipped which is when the Company’s partners take ownership and title has passed, collectibility is reasonably assured, the sales price is fixed or determinable, and there is persuasive evidence of an arrangement.

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

Revenue recognized in the accompanying Consolidated Statements of Operations is not subject to repayment. Payments received that are related to future performance are classified as deferred revenue and recognized when the revenue is earned. Amounts receivable from the sale of inventories, reimbursement of expenses and royalty receivable are reflected in the Company’s Consolidated Balance Sheet as Amounts due from corporate partners and the cash flows associated with such revenues are classified in the Company’s Consolidated Statement of Cash Flows as operating activities.

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign Currency Transactions

Gains and losses from foreign currency transactions, such as those resulting from the translation and settlement of receivables and payables denominated in foreign currencies, are included in the Consolidated Statements of Operations. The Company does not currently use derivative financial instruments to manage the risks associated with foreign currency fluctuations. The Company recorded gains on foreign currency transactions of approximately $20,000 for the year ended December 31, 2005 and losses on foreign currency transactions of approximately $26,000 and $26,000 for the years ended December 31, 2004 and 2003, respectively. Gains and losses from foreign currency transactions are included as a component of operating expenses.

Stock-Based Compensation Plans

The Company has two types of stock-based compensation plans: stock option plans and a stock purchase plan. The Company accounts for its stock-based compensation plans in accordance with the provisions of APB No. 25, and related interpretations including Statement of Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation—An Interpretation of APB Opinion No. 25”. Accordingly, compensation expense would be recorded on the date of grant of an option to an employee or member of the Board of Directors only if the market price of the underlying stock on the date of grant exceeds the exercise price. During the three years ended December 31, 2005, the exercise price of the Company’s original stock option grants was the closing market price of its stock on the date of grant.

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

	Year Ended December 31,
	2005	2004	2003
Expected life (years)	4.49	4.47	4.00
Risk free interest rate	3.62%	2.63%	2.28%
Volatility factor	82.92%	85.42%	87.18%
Dividend yield	0%	0%	0%

Changes in assumptions used could have a material effect upon the pro-forma results.

The following table illustrates the effect on net income (loss) and net income (loss) per share if the compensation cost for the Company’s stock option grants had been determined based on the fair value at the grant dates for awards consistent with the fair value method of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation (“SFAS 123”). The stock-based employee compensation expense determined under the fair value based method was calculated using the graded vesting attribution approach.

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2005	2004	2003
	(in thousands, except per share amounts)
Net income (loss), as reported	$86,496	$113,653	$(112,502)
Add: Stock-based employee compensation expense included in net income (loss), tax effected	—	1,759	128
Deduct: Total stock-based employee compensation expense determined under fair value based method, tax effected	(89,365)	(46,283)	(39,055)
Pro forma net income (loss)	$(2,869)	$69,129	$(151,429)
Net income (loss) per common share:
Basic, as reported	$1.03	$1.43	$(1.52)
Basic, pro forma	$(0.03)	$0.87	$(2.04)
Diluted, as reported	$1.01	$1.33	$(1.52)
Diluted, pro forma	$(0.03)	$0.85	$(2.04)

For the years ended 2005, 2004, and 2003 there were approximately 19,552,000, 3,487,000 and 19,231,000, respectively, of potential common shares excluded from the pro forma diluted income per share computation because their inclusion would have had an anti-dilutive effect. The potential common shares excluded from the computation consist of anti-dilutive stock options for all periods and shares related to the 1 3/8% convertible notes and 5 1/2% convertible notes for the years ended December 31, 2005 and December 31, 2003, respectively. The pro forma effect on the net income (loss) for the years ended December 31, 2005, 2004 and 2003 is not necessarily indicative of the pro forma effect on future years’ operating results. Pro-forma stock based compensation expense in 2005 includes expenses associated with the accelerated vesting of options in the fourth quarter of 2005. See Note 11 for further details.

Research and Development and Clinical and Regulatory

Research and development and clinical and regulatory expenses are comprised of the following types of costs: salaries and benefits, allocated overhead and occupancy costs, clinical trial and related clinical manufacturing costs, contract services and other outside costs. These expenses also include costs related to activities performed on behalf of corporate partners that are subject to reimbursement. Research and development and clinical and regulatory costs are expensed as incurred. The Company is producing clinical and commercial grade ERBITUX in its BB36 facility. Prior to the receipt of approval of ERBITUX for commercial sale on February 12, 2004, the Company had expensed all costs associated with the production of ERBITUX to research and development expense.

Interest

Interest costs are expensed as incurred, except to the extent such interest is related to construction in progress, in which case interest is capitalized. Interest costs capitalized for the years ended December 31, 2005, 2004 and 2003 were $5,394,000, $6,087,000, and $6,059,000, respectively. Interest expense includes the amortization of deferred financing costs associated with the Company’s 1 3/8 % convertible senior notes, and the 5 1/2 % convertible subordinated notes until their redemption in June 2004.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and net unrealized gains (losses) on securities and is presented in the Consolidated Statements of Stockholders’ Equity (Deficit). The tax benefit on the items included in Other comprehensive income (loss), assuming they were recognized in income, would be approximately $108,000, $148,000 and $5,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Reclassification

Certain amounts previously reported have been reclassified to conform to the current year’s presentation.

Impact of Recent Accounting Pronouncements

In 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 151, Inventory Costs, an amendment of ARB No. 43. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We will adopt this Statement on January 1, 2006 and we expect that the initial adoption will not have a material effect on the Company’s consolidated financial statements. However, as we finalize the commissioning and validation of our BB50 manufacturing facility and we begin production in the second half of 2006, the adoption of this Statement may have an impact on the Company’s consolidated financial statements.

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for all share-based payment arrangements. We will adopt SFAS 123R using the modified prospective basis on January 1, 2006. The adoption of this Statement is expected to result in compensation expense of approximately $9.1 million in 2006 (unaudited). Our estimate of future stock-based compensation expense is affected by our stock price, the number of stock-based awards that may be granted in 2006, fluctuation in our valuation assumptions and the related tax effect. Based on our current calculations, we expect to have a pool of windfall tax benefits in 2006.

(3)   Securities Available for Sale

The securities available for sale by major security type at December 31, 2005 and 2004 were as follows: (in thousands)

December 31, 2005:	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Asset-backed securities	$552,400	$—	$(9,132)	$543,268
Foreign corporate debt	3,662	—	(9)	3,653
Auction rate securities	206,052	—	—	206,052
Total securities available for sale	$762,114	$—	$(9,141)	$752,973

December 31, 2004:	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Asset-backed securities	$534,355	$196	$(1,251)	$533,300
U.S. corporate debt	55,271	194	(7)	55,458
Foreign corporate debt	13,614	47	(7)	13,654
Auction rate securities	238,020	19	—	238,039
	$841,260	$456	$(1,265)	$840,451

Unrealized loss positions for which other-than-temporary impairments have not been recognized at December 31, 2005 and 2004, is summarized below (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2005:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset-backed securities	$228,754	$(3,646)	$314,514	$(5,486)	$543,268	$(9,132)
Foreign corporate debt	—	—	3,653	(9)	3,653	(9)
Total	$228,754	$(3,646)	$318,167	$(5,495)	$546,921	$(9,141)

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2004:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset-backed securities	$378,840	$(1,251)	$—	$—	$378,840	$(1,251)
U.S. corporate debt	12,995	(7)	—	—	12,995	(7)
Foreign corporate debt	3,659	(7)	—	—	3,659	(7)
Total	$395,494	$(1,265)	$—	$—	$395,494	$(1,265)

Unrealized losses relate to various debt securities including asset-backed securities and foreign corporate debt. For these securities, the unrealized losses are primarily due to increases in interest rates. Because we have the ability and intent to hold these investments until recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired as of December 31, 2005.

Maturities of debt securities classified as available for sale were as follows at December 31, 2005: (in thousands)

	Amortized Cost	Fair Value
2006	$155,000	$153,130
2007	212,400	208,506
2008	101,803	99,790
2009	55,000	54,076
2010	30,000	29,565
2011 and thereafter	207,911	207,906
	$762,114	$752,973

Gross realized gains included in income in the years ended December 31, 2005, 2004 and 2003 were $3,000, $142,000 and $1,612,000, respectively, and gross realized losses included in income in the years ended December 31, 2005, 2004 and 2003 were $16,000, $11,000 and $12,000, respectively. These gains and losses were determined on a specific identification basis. Interest on certain securities is adjusted monthly, quarterly or semi-annually, depending on the instrument, using prevailing interest rates. These holdings are highly liquid and we consider the potential for loss of principal to be minimal. All holdings are denominated in U.S. currency.

(4)   Inventories

Inventories consist of the following: (in thousands)

	December 31,	December 31,
	2005	2004
Raw materials and supplies	$22,664	$9,536
Work in process	49,149	30,082
Finished goods	9,581	1,000
Total	$81,394	$40,618

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Prior to receipt of approval of ERBITUX for commercial sale on February 12, 2004, the Company had expensed all costs associated with the production of ERBITUX to research and development expense. Effective February 13, 2004, the Company began to capitalize the cost of manufacturing ERBITUX as inventories, including the cost to label, package and ship previously manufactured bulk inventory whose costs had already been expensed as research and development. In 2005, we continued to sell inventory that was previously expensed as well as inventory that was partially expensed, since there was inventory in process on the date that we received FDA approval of ERBITUX. In the fourth quarter of 2005 we sold substantitally all the inventory with partial costs and in 2006, our cost of manufacturing revenue will reflect full absorption costs of production.

(5)   Property, Plant and Equipment

Property, plant and equipment are recorded at cost and consist of the following: (in thousands)

	December 31, 2005	December 31, 2004
Land	$4,899	$4,899
Building	67,597	67,083
Leasehold improvements	13,969	15,518
Machinery and equipment	62,806	55,430
Furniture and fixtures	4,596	4,265
Construction in progress	318,446	248,736
Total cost	472,313	395,931
Less accumulated depreciation and amortization	(65,718)	(56,638)
Property, plant and equipment, net	$406,595	$339,293

The Company constructed a 250,000 square foot multiple product manufacturing facility (“BB50”) in Branchburg, New Jersey with capacity of up to 110,000 liters (production volume). Mechanical completion of BB50 was reached in the fourth quarter of 2005. This facility has three distinct suites capable of producing up to three different products concurrently. We also have the ability to produce multiple products at each of the three suites. Currently, we have fitted and are validating and commissioning Suite 1 and we plan to fully dedicate this Suite to the production of ERBITUX. We estimate to complete the validation and commissioning of Suite 1 by the end of the second quarter of 2006, and begin production of ERBITUX for commercial use in the second half of 2006. We have fitted Suite 2 with equipment but have not determined when we will begin commissioning and validation of this Suite. At this point, Suite 3 remains vacant until further determination of its ultimate use. Management estimates that this facility will cost approximately $300,000,000, including approximately $38 million of costs related to the commissioning and validation of Suite 1. This estimate may change depending on various factors, particularly costs estimated to be incurred for external contractors assisting us in the validation and commissioning of Suite 1. This estimate does not include costs associated with the eventual commissioning and validation of Suite 2 or the fitting, commissioning and validation of Suite 3. In addition, we will also spend approximately $10 million in laboratory equipment and incur approximately $24 million of capitalized interest that is not included in the total estimated cost described above. We have incurred approximately $289,258,000 in conceptual design, engineering, pre-construction and construction costs, excluding capitalized interest of approximately $20,135,000, through December 31, 2005. As of December 31, 2005, committed purchase orders totaling approximately $197,198,000 have been placed with subcontractors for equipment related to this project and $72,867,000 for engineering, procurement, construction management

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and validation costs. Through December 31, 2005, $260,378,000 has been paid relating to these committed purchase orders. All outstanding committed purchase orders as of December 31, 2005 require payment in 2006.

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

(6)   Accrued Expenses

The following items are included in accrued expenses: (in thousands)

	December 31, 2005	December 31, 2004
Salaries and employee benefits	$18,976	$12,119
Research and development contract services	20,540	5,721
License fee and royalty expense	16,397	34,603
Other	5,021	8,734
	$60,934	$61,177

(7)   Withholding Tax Assets and Liability

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

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On March 31, 2004, the Company entered into a new closing agreement pursuant to which the Company paid New York State an additional $1,000,000 in full satisfaction of all the deficiencies and determinations of withholding taxes for the years 1999-2001. Therefore, the Company has eliminated the liability of $2,815,000, which was accrued as of December 31, 2003, primarily attributable to New York State withholding taxes on stock options and warrants exercised by Dr. Samuel D. Waksal and has recognized a benefit of $1,815,000 as a recovery in the Consolidated Statements of Operations in the first quarter of 2004.

On March 31, 2003, the Company received notification from the SEC that it was conducting an informal inquiry into the matters discussed above and, subsequently, the Company received and responded to a request from the SEC for the voluntary production of related documents and information. There have been no other requests for documents or information or other developments in connection with this SEC informal inquiry since April 2003.

After disclosure to the IRS in 2003, the IRS commenced audits of the Company’s income tax and employment tax returns for the years 1999-2001. The Company has cooperated in full with this audit and has responded to all requests for information and documents received from the IRS. On February 8, 2006, the Company received a draft of the IRS’s report of its preliminary findings with respect to the employment tax audit. The draft report indicated that the IRS, in addition to imposing liability on the Company for taxes not withheld, intended to assert penalties with respect to both the failure to withhold on non-qualified stock options and the failure to report and withhold on the warrants described above. On March 14, 2006, the Company reached an agreement in principle with the IRS to resolve the employment tax audit, which includes the Company’s agreement to the imposition of an accuracy-related penalty under Section 6662 of the Internal Revenue Code. Under this agreement in principle, the Company expects to make a total payment of approximately $32,000,000 to the IRS. The Company had previously recorded a withholding tax liability of $18,096,000 and a withholding tax asset of $274,000 in its consolidated Balance Sheet as of December 31, 2005 and 2004. Based on the agreement in principle reached with the IRS, the Company has eliminated the withholding tax asset of $274,000 and has recorded an additional withholding tax liability of $13,904,000 in its consolidated Balance Sheet as of December 31, 2005. As a result, the Company has recorded in the fourth quarter of 2005 a net withholding tax expense of $14,178,000.

The Company has recognized assets at the time of exercise relating to certain individuals based on the fact that individuals are required by law to pay their personal income taxes, which relieves the Company of its liability for such withholding taxes. In 2003, the Company recognized the recovery of the previous write-down of the withholding tax asset and the elimination of the withholding tax liability of $3,384,000 attributable to the exercise of warrants by the Company’s former General Counsel, John B. Landes, because Mr. Landes has represented to the Company that he has paid the taxes associated with this liability.

(8)   Long-Term Debt

The Company’s long term debt was $600,000,000 at December 31, 2005 and 2004.

In May 2004, the Company completed a private placement of $600,000,000 in convertible senior notes due 2024. The notes bear interest at 1 3/8% per annum payable semi-annually. The Company received net proceeds from this offering of approximately $581.4 million. Holders may convert the notes into shares of the Company’s common stock at a conversion rate of 10.5613 shares per $1,000 principal amount of notes which is equivalent to a conversion price of approximately $94.69 per share, subject to adjustment, before

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the close of business on the business day immediately prior to May 15, 2024, subject to prior redemption or repurchase of the notes, only under the following circumstances: (1) on or prior to May 15, 2019 during any calendar quarter commencing after June 30, 2004, if the closing sale price of the Company’s common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter and after May 15, 2019 if the closing sale price of the Company’s common stock exceeds 120% of the conversion price on the immediately preceding trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the closing sale price of the Company’s common stock and the conversion rate; (3) if the notes have been called for redemption; or (4) upon the occurrence of certain corporate events. Beginning May 20, 2009, the Company may redeem all or any portion of the notes at a redemption price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest. On May 15 of 2009, 2014 and 2019, or upon the occurrence of certain designated events, holders may require the Company to repurchase the notes at a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest.. The notes are unsubordinated unsecured debt and will rank on a parity with all of the Company’s other existing and future unsubordinated unsecured debt and prior to all of the Company’s existing and future subordinated debt. Deferred financing costs of approximately $18,600,000 associated with the issuance of this debt are being amortized over five years.

In June 2004, the Company redeemed all of the outstanding 5 1/2 % convertible subordinated notes due 2005. All of the outstanding notes which amounted to $239,986,000 were converted, by June 17, 2004, into 4,356,000 shares of the Company’s common stock. At the time of redemption there was $1,193,000 of unamortized deferred financing cost which was recorded against additional paid-in capital.

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)   Income (Loss) Per Common Share

Basic and diluted income (loss) per common share (“EPS”) were computed using the following: (in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
EPS Numerator—Basic:
Net income (loss)	$86,496	$113,653	$(112,502)
EPS Denominator—Basic:
Weighted-average number of shares of common stock outstanding	83,582	79,500	74,250
EPS Numerator—Diluted:
Net income (loss)	$86,496	$113,653	$(112,502)
Adjustment for interest, net of amounts capitalized and income tax effect	6,484	7,315	—
Net income (loss), adjusted	$92,980	$120,968	$(112,502)
EPS Denominator—Diluted:
Weighted-average number of shares of common stock outstanding	83,582	79,500	74,250
Effect of dilutive securities:
Stock options	2,265	5,589	—
Convertible subordinated notes	6,336	6,104	—
Dilutive potential common shares	8,601	11,693	—
Weighted-average common shares and dilutive potential common shares	92,183	91,193	74,250
Basic income (loss) per share	$1.03	$1.43	$(1.52)
Diluted income (loss) per share	$1.01	$1.33	$(1.52)

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the year ended December 31, 2004, potentially diluted common shares applicable to the 5 1/2% convertible notes that were converted during 2004 have been weighted and included for the period the convertible securities were outstanding prior to conversion. The dilutive effect of the 1 3/8% convertible notes issued in 2004 has been weighted and included in the diluted share computation for the period the convertible securities were outstanding.

Potentially dilutive common shares are not included in the diluted loss per share computation for the year ended December 31, 2003, since the Company recognized a net loss for this period and including potentially dilutive common shares in the diluted loss per share computation when there is a net loss will result in an anti-dilutive per share amount. For the years ended December 31, 2005, 2004, and 2003, there were an aggregate of 8,277,000, 2,333,000 and 19,231,000, respectively, potential common shares, excluded from the diluted loss per share computation because their inclusion would have had an anti-dilutive effect.

(10)   Collaborative Agreements

(a) Merck KGaA

In April 1990, the Company entered into an agreement with Merck KGaA relating to the development and commercialization of BEC2 and the recombinant gp75 antigen. Under this agreement:

•       we granted Merck KGaA a license, with the right to sublicense, to make, have made, use, sell, or have sold BEC2 and gp75 antigen outside North America;

•       we granted Merck KGaA a license, without the right to sublicense, to use, sell, or have sold, but not to make, BEC2 within North America in conjunction with ImClone Systems;

•       we retained the rights, (1) without the right to sublicense, to make, have made, use, sell, or have sold BEC2 in North America in conjunction with Merck KGaA and (2) with the right to sublicense, to make, have made, use, sell, or

•       have sold gp75 antigen in North America;

•       we were required to give Merck KGaA the opportunity to negotiate a license in North America to gp75 antigen before granting such a license to any third party.

In return, Merck KGaA:

•       made research support payments to us totaling $4,700,000;

•       was required to make milestone payments to us of up to $22,500,000, of which $5,000,000 was received through December 31, 2005 based on milestones achieved in the product development of BEC2;

•       was required to make royalty payments to us on all sales of the licensed products outside North America, if any, with a portion of the earlier funding received under the agreement being creditable against the amount of royalties due.

Following an analysis of the results of various clinical studies involving BEC2 and work on the recombinant gp75 antigen, the Company and Merck KGaA determined to discontinue their further development and terminated the related agreement in the fourth quarter of 2005. Approximately $1.6 million of deferred revenue related to this agreement was recorded as revenue upon the cancellation of the

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

contract. The Company incurred expenses of approximately $19,000, $333,000 and $765,000 for the years ended December 31, 2005, 2004 and 2003, respectively, related to this contract.

In December 1998, the Company entered into a development and license agreement with Merck KGaA with respect to ERBITUX. In exchange for granting Merck KGaA exclusive rights to market ERBITUX outside of the United States and Canada and co-exclusive development rights in Japan, the Company has received $30,000,000 through December 31, 2005 in up-front cash fees and early cash payments based on the achievement of defined milestones. An additional $30,000,000 has been received through December 31, 2005 based upon the achievement of further milestones for which Merck KGaA received equity in the Company. All amounts received in 2004 and 2003 were recorded as equity transactions.

The chart below details the equity milestone payments received from Merck KGaA during the three years ended December 31, 2005:

Date	Amount of Milestone	Number of common shares issued to Merck KGaA	Price per share
May 2003	$6,000,000	334,471	$17.94
June 2003	$3,000,000	150,007	$20.00
July 2003	$3,000,000	92,276	$32.51
July 2003	$3,000,000	90,944	$32.99
December 2003	$5,000,000	127,199	$39.31
July 2004	$5,000,000	58,807	$58.18

The equity interests underlying the milestone payments were priced at varying premiums to the then-market price of the common stock depending upon the timing of the achievement of the respective milestones. Merck KGaA pays the Company a royalty on its sales of ERBITUX outside of the United States and Canada. In August 2001, the Company and Merck KGaA amended this agreement to provide, among other things, that Merck KGaA may manufacture ERBITUX for supply in its territory and may utilize a third party to do so upon the Company’s reasonable acceptance. The amendment further released Merck KGaA from its obligations under the agreement relating to providing a guaranty under a $30,000,000 credit facility relating to the build-out of BB36. In addition, the amendment provides that the companies have co-exclusive rights to ERBITUX in Japan, including the right to sublicense and Merck KGaA waived its right of first offer in the case of a proposed sublicense by the Company of ERBITUX in the Company’s territory. In consideration for the amendment, the Company agreed to a reduction in royalties’ payable by Merck KGaA on sales of ERBITUX in Merck KGaA’s territory.

In September 2002, the Company entered into a binding term sheet, effective as of April 15, 2002, for the supply of ERBITUX to Merck KGaA, which replaced previous supply arrangements. The term sheet provided for Merck KGaA to purchase bulk and finished ERBITUX ordered from the Company during the term of the December 1998 development and license agreement at a price equal to the Company’s fully loaded cost of goods. The term sheet also provided for Merck KGaA to use reasonable efforts to enter into its own contract manufacturing agreements for supply of ERBITUX and obligates Merck KGaA to reimburse the Company for costs associated with transferring technology and any other services requested by Merck KGaA relating to establishing its own manufacturing or contract manufacturing capacity. Amounts due from Merck KGaA related to these arrangements totaled approximately $7,768,000 and $8,096,000 at December 31, 2005 and 2004, respectively, and are included in amounts due from corporate

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

partners in the Consolidated Balance Sheets. The related manufacturing costs in 2004 and a portion in 2005 of the ERBITUX sold to Merck KGaA was produced and expensed prior to February 13, 2004 when the related raw materials were purchased and the associated direct labor and overhead was consumed since the Company did not have approval to sell ERBITUX. The Company has a liability due Merck KGaA of approximately $2,532,000, and $2,059,000 as of December 31, 2005 and 2004, respectively.

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

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Up-Front and Milestone Payments—The Commercial Agreement provides for up-front and milestone payments by E.R. Squibb to us of $900,000,000 in the aggregate, of which $200,000,000 was paid on September 19, 2001, $140,000,000 was paid on March 7, 2002, $60,000,000 was paid on March 5, 2003,  $250,000,000, was paid on March 12, 2004, and  $250,000,000 is expected to be received by March 31, 2006 as a result of obtaining FDA approval on March 1, 2006 of ERBITUX for use in the treatment of squamous cell carcinoma of the head and neck.

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

Development of the Product—Responsibilities associated with clinical and other ongoing studies are apportioned between the parties as determined by the product development committee described below. The Commercial Agreement provides for the establishment of clinical development plans setting forth the activities to be undertaken by the parties for the purpose of obtaining marketing approvals, providing market support and developing new indications and formulations of the product. After transition of responsibilities for certain clinical and other studies, each party is primarily responsible for performing the studies designated to it in the clinical development plans. In the United States and Canada, the Commercial Agreement provides that E.R. Squibb is responsible for 100% of the cost of all clinical studies other than those studies undertaken post-launch which are not pursuant to an IND (e.g. Phase IV studies), the cost of which is shared equally between E.R. Squibb and ImClone Systems. As between E.R. Squibb and ImClone Systems, each is responsible for 50% of the costs of all studies in Japan. The Company has also agreed, and may agree in the future, to share with E.R. Squibb, on terms other than the foregoing, costs of clinical trials that the Company believes are not potentially registrational but should be undertaken prior to launch in the United States, Canada or Japan. The Company has incurred $13,137,000 and $9,096,000 and $2,262,000 pursuant to such cost sharing for the years ended December 31, 2005, 2004 and 2003, respectively. In addition, to the extent that in 2005 and 2006 the Company and BMS exceed the contractual maximum registrational costs for clinical development, the Company has agreed to share such cost with BMS. For the year ended December 31, 2005, the Company has recorded expenses of $6,719,000 related to this agreement. The Company has also incurred $1,434,000, $721,000 and $663,000 for the years ended December 31, 2005, 2004 and 2003, respectively, related to the agreement with respect to development in Japan. Except as otherwise agreed upon by the parties, the Company will own all registrations for the product and is primarily responsible for the regulatory activities leading to registration in each country. E.R. Squibb will be primarily responsible for the regulatory activities in each country after

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the product has been registered in that country. Pursuant to the terms of the Commercial Agreement, as amended, Andrew G. Bodnar, M.D., J.D., Senior Vice President, Strategy and Medical & External Affairs of BMS, and a member of the Company’s Board of Directors, is entitled to oversee the implementation of the clinical and regulatory plan for ERBITUX.

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

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Restriction on Competing Products—During the period from the date of the Commercial Agreement until September 19, 2008, the parties have agreed not to, directly or indirectly, develop or commercialize a competing product (defined as a product that has as its only mechanism of action an antagonism of the EGFR) in any country in the territory. In the event that any party proposes to commercialize a competing product or purchases or otherwise takes control of a third party which has developed or commercialized a competing product, then such party must either divest the competing product within 12 months or offer the other party the right to participate in the commercialization and development of the competing product on a 50/50 basis (provided that if the parties cannot reach agreement with respect to such an agreement, the competing product must be divested within 12 months).

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

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts due from BMS related to this agreement totaled approximately $51,503,000 and $61,621,000 at December 31, 2005 and 2004, respectively, and are included in amounts due from corporate partners in the Consolidated Balance Sheets.

(c)   UCB S.A.

In August 2005, the Company entered into a Collaboration and License Agreement with UCB S.A., a company registered in Belgium, for the development and commercialization of CDP-791, UCB’s novel, investigational PEGylated di-Fab antibody targeting the vascular endothelial growth factor receptor-2 (“VEGFR-2”). No upfront or milestone payments are payable under the Agreement. The Agreement provides that the Company and UCB S.A will share equally all agreed upon development costs for CDP-791 as well as worldwide profits derived from the commercialization of CDP-791 in indications jointly pursued by the parties. The Company will also receive an incremental single-digit royalty on net sales worldwide for such indications. Under certain circumstances, one party may be entitled to pursue (in its territory) an indication independently of the other party, which retains the option to join in the development or commercialization at a later stage. The Company has exclusive commercialization rights to CDP-791 in North America, with UCB receiving such rights in Europe, Japan, and the rest of the world. The Company recorded expenses related to this agreement  of approximately $2,500,000 in the year ended  December 31, 2005.

Royalty revenue consists of the following: (in thousands)

	Year Ended December 31,
	2005	2004	2003
BMS	$161,116	$101,703	$—
Merck KGaA	16,229	4,314	18
Other	95	257	557
Total royalty revenue	$177,440	$106,274	$575

License fees and milestone revenue consists of the following: (in thousands)

	Year Ended December 31,
	2005	2004	2003
BMS:
ERBITUX license fee revenue	$94,232	$128,943	$47,527
Merck KGaA:
ERBITUX and BEC2 license fee revenue	3,007	385	385
Other license fee revenue	—	58	58
Total license fees and milestone revenue	$97,239	$129,386	$47,970

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Collaborative agreement revenue from corporate partners consists of the following: (in thousands)

	Year Ended December 31,
	2005	2004	2003
BMS:
ERBITUX supplied for clinical trials	$8,926	$13,062	$5,820
ERBITUX clinical and regulatory expenses	13,748	12,105	13,329
ERBITUX marketing, general and administrative	1,594	2,017	1,519
ERBITUX royalty expenses	18,591	11,735	—
Total BMS	42,859	38,919	20,668
Merck KGaA:
ERBITUX supplied for clinical trials	18,455	11,446	9,412
ERBITUX clinical and regulatory expenses	928	1,753	1,742
ERBITUX marketing, general and administrative	358	774	421
ERBITUX royalty expenses	2,292	1,003	—
BEC2 expenses	—	42	42
Total Merck KGaA	22,033	15,018	11,617
Other	12	52	—
Total collaborative agreement revenue	$64,904	$53,989	$32,285

Amounts due from corporate partners in the table below are net of allowance for doubtful accounts in 2005, 2004 and 2003 of $0, $430 and $0, respectively. The allowance of $430 from 2004 was written-off in 2005. There were no write-offs in 2004 or 2003 and no additions to the allowance in 2005 or 2003. All amounts including the table below are in thousands:

	December 31, 2005	December 31, 2004
BMS:
ERBITUX	$51,503	$61,621
Merck KGaA:
ERBITUX and BEC2	7,768	8,132
Total amounts due from corporate partners	$59,271	$69,753

Deferred revenue consists of the following: (in thousands)

	December 31, 2005	December 31, 2004
BMS:
ERBITUX commercial agreement	$356,136	$450,368
Merck KGaA:
ERBITUX development and license agreement	2,889	3,111
Prepayment of ERBITUX supplied for medical affairs program	—	2,544
BEC2 development and commercialization agreement	—	1,785
Total deferred revenue	359,025	457,808
Less: current portion	(112,624)	(108,994)
Total long-term deferred revenue	$246,401	$348,814

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company earned manufacturing revenue of $44,090,000 and $99,041,000 related to sales of ERBITUX to BMS for commercial use for the years ended December 31, 2005 and 2004, respectively.

(11)   Stockholder’ Equity

(a)   Common Stock

In June 2002, the stockholders approved the amendment of the Company’s certificate of incorporation to increase the total number of shares of common stock the Company is authorized to issue from 120,000,000 shares to 200,000,000 shares.

(b)   Stockholder Rights Plan

On February 15, 2002, the Company’s Board of Directors approved a Stockholder Rights Plan and declared a dividend of one right for each share of the Company’s common stock outstanding at the close of business on February 19, 2002. In connection with the Board of Directors’ approval of the Stockholders Rights Plan Series B Participating Cumulative Preferred Stock was created. Under certain conditions, each right entitles the holder to purchase from the Company one-hundredth of a share of series B Participating Cumulative Preferred Stock at an initial purchase price of $175 per share. The Stockholder Rights Plan is designed to enhance the Board’s ability to protect stockholders against, among other things, unsolicited attempts to acquire control of the Company which do not offer an adequate price to all of the Company’s stockholders or are otherwise not in the best interests of the Company and the Company’s stockholders.

Subject to certain exceptions, rights become exercisable (i) on the tenth day after public announcement that any person, entity, or group of persons or entities has acquired ownership of 15% or more of the Company’s outstanding common stock, or (ii) 10 business days following the commencement of a tender offer or exchange offer by any person which would, if consummated, result in such person acquiring ownership of 15% or more of the Company’s outstanding common stock, (collectively an “Acquiring Person”).

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

(c)   Stock Repurchase Program

On September 19, 2005 the Company announced the approval by the Board of Directors of a stock repurchase program permitting the repurchase of up to $100 million in aggregate principal amount of outstanding shares of the Company’s common stock during a two year period. The stock repurchase program is to be employed for general corporate purposes, including to offset dilution resulting from future grants of stock options or other dilutive incentive compensation granted to the Company’s employees and directors. Stock repurchases under this program may be made through open market or privately negotiated transactions at such times and in such amounts as the Company deems appropriate, based on a variety of factors such as price, corporate and regulatory requirements and overall market

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

conditions. The stock repurchase program may be limited or terminated at any time without prior notice. As of December 31, 2005 the Company has repurchased 811,416 shares at an average price of $30.62 per share for aggregate consideration of approximately $25 million.

(d)   Stock Options

Stock Option Plans

In February 1986, the Company adopted and the shareholders thereafter approved an Incentive Stock Option Plan and a Non-Qualified Stock Option Plan (the “86 Plans”). Options may no longer be granted under the 86 Plans pursuant to the terms of the 86 Plans. In February 1996, the Company’s Board of Directors adopted and the shareholders thereafter approved an additional Incentive Stock Option Plan and Non-Qualified Stock Option Plan (the “96 Plans”). In May 1998, the Company’s Board of Directors adopted an additional Non-Qualified Stock Option Plan (the “98 Plan”), which shareholders were not required to approve. On June 11, 2002, the shareholders approved and the Company adopted the 2002 Stock Option Plan (the “02 Plan”). Effective with the adoption of the 02 Plan, the Company will not award new grants from the 96 Plans or the 98 Plan. The 02 Plan provides for the granting of both incentive stock options and non-qualified stock options to purchase, subject to adjustment under the plan, 3,300,000 shares of the Company’s common stock to employees, directors, consultants and advisors of the Company. Any common stock subject to an option which is cancelled, forfeited or expires prior to exercise whether such option was granted under this plan or the 96 Plans or the 98 Plan, shall again become available for grant under the 02 Plan. Options granted under the 02 Plan generally vest over one to four year periods and unless earlier terminated, expire ten years from the date of grant. Options granted under the 02 Plan become fully vested and exercisable upon the occurrence of a change in control, as defined. Incentive stock options granted under the 02 Plan may not exceed 825,000 shares of common stock, may not be granted at a price less than the fair market value of the stock at the date of grant and may not be granted to non-employees. In September 2003, the shareholders approved an amendment to the 02 Plan that increased the maximum total number of shares of common stock currently available for grant of options under the plan from 3,300,000 shares to 6,600,000 shares, and increased the number of shares of common stock with respect to which incentive stock options may be granted under the plan from 825,000 shares to 1,650,000 shares.

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

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Combined, the 86 Plans, the 96 Plans, as amended, the 98 Plan, as amended, and the 02 Plan, as amended, and the Inducement Plan provide as of December 31, 2005 for the granting of options to purchase up to 34,500,000 shares of common stock to employees, directors, consultants and advisors of the Company. Incentive stock options may not be granted at a price less than the fair market value of the stock at the date of grant and may not be granted to non-employees. Options under all the plans, unless earlier terminated, expire ten years from the date of grant. Options granted under these plans generally vest over one-to-four-year periods. At December 31, 2005, options to purchase 12,619,193 shares of common stock were outstanding and 1,548,982 shares were available for grant.

A summary of stock option activity follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2002	13,513,133	$29.16
Granted	2,418,400	31.55
Exercised	(633,078)	11.30
Canceled	(423,899)	30.89
Balance at December 31, 2003	14,874,556	30.27
Granted	2,798,393	50.89
Exercised	(3,522,003)	22.16
Canceled	(217,948)	39.27
Balance at December 31, 2004	13,932,998	36.33
Granted	976,550	39.83
Exercised	(1,128,642)	15.63
Canceled	(1,161,713)	47.91
Balance at December 31, 2005	12,619,193	$37.38

The following table summarizes information concerning stock options outstanding at December 31, 2005:

Range of Exercise Price	Number Outstanding at 12/31/05	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price	Number Exercisable at 12/31/05	Weighted Average Exercise Price
$2.38-11.91	1,397,611	5.79	$7.95	1,251,960	$7.79
12.34-28.19	1,374,788	4.70	18.29	1,307,420	18.42
28.63-31.81	1,404,881	5.99	30.62	1,209,981	30.62
31.85-38.91	1,516,370	6.69	36.01	1,448,256	36.18
39.00-42.81	1,374,346	7.72	40.40	1,374,346	40.40
42.87-46.12	1,613,404	8.62	44.48	1,613,404	44.48
46.15-49.80	724,571	7.19	47.47	724,571	47.47
49.84-50.01	2,050,333	5.71	50.01	2,050,333	50.01
50.94-84.02	1,162,889	7.21	63.30	1,162,889	63.30
	12,619,193	6.57	$37.38	12,143,160	$37.97

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In September 2001, and in connection with the Board of Directors’ approval of certain employment the Company granted options to purchase, in the aggregate, 2,450,000 shares of its common stock to its former President and Chief Executive Officer, Dr. Samuel D. Waksal, its then-current Chief Operating Officer, and now-former Chief Scientific Officer, Dr. Harlan W. Waksal and its then-current Senior Vice President, Finance, and Chief Financial Officer and former Chief Executive Officer, Daniel S. Lynch. The options have a per-share exercise price equal to $50.01, the last reported sale price of the common stock preceding the date Board of Director approval was obtained. The terms of the options granted to Dr. Samuel D. Waksal and Dr. Harlan W. Waksal provide that they vest in their entirety three years from the date of grant, but may vest earlier as to 33.33% of the shares if certain targets in the Company’s common stock price are achieved. The options granted to Daniel S. Lynch vested equally over three years. In connection with the resignation of Dr. Samuel D. Waksal, and the associated May 24, 2002 Separation Agreement between the Company and Dr. Samuel D. Waksal, the Company amended Dr. Samuel D. Waksal’s September 2001 stock option award such that the then unvested portion totaling 833,332 shares would vest immediately as of the date of termination. In December 2005, the Company and Dr. Samuel D. Waksal entered into a settlement agreement providing for the return to the Company of 416,667 of stock options that were previously issued to Dr. Samuel D. Waksal. Such options were returned to the Company and were cancelled as of December 31, 2005.

The Company’s employee stock option plans generally permit option holders to pay for the exercise price of stock options and any related income tax withholding with shares of the Company’s common stock that have been held by the option holders for at least six months. During the year ended December 31, 2004, 4,008 shares of common stock were delivered to the Company in payment of the aggregate exercise price and related to income tax withheld associated with the exercise of stock options to purchase an aggregate of 19,044 shares of common stock. The 4,008 shares delivered to the Company had a value of approximately $200,000 determined by multiplying the closing price of the common stock on the date of deliver for the number of shares presented for payment. These shares are included as treasury stock in the consolidated balance sheet at December 31, 2004.

The Company granted options to purchase 45,000 shares of its common stock to certain Scientific Advisory Board members in consideration for future services during the year ended December 31, 2003. The fair value of these options was subject to remeasurement through the vesting date using the Black-Scholes option-pricing model. The Company recognized compensation expense associated with the options granted to Scientific Advisory Board members of approximately $0, $2,420,000 and $722,000 in the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005, options to purchase 34,500 shares of the Company’s common stock related to all grants of options to Scientific Advisory Board members and outside consultants were vested and outstanding. All of these options were either exercised or cancelled as of February 16, 2006.

During the years ended December 31, 2005, 2004 and 2003, the Company granted options to non-employee members of its Board of Directors to purchase approximately 255,000, 352,000 and 429,000 shares, respectively, of its common stock. During the year ended December 31, 2003, the options granted to the Board of Directors were modified such that the original quarterly vesting of the options was accelerated to a daily vesting. Due to this modification, the Company recorded approximately $129,000 of compensation expense during the year ended December 31, 2003. During 2004, the Company recognized compensation expense of $2,028,000 associated with the modification of stock options for a number of terminated employees.

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SFAS No. 123 Disclosures

The following table summarizes the weighted average fair value per share of stock options granted to employees and directors during the years ended December 31, 2005, 2004 and 2003:

	Option plans
	2005		2004		2003
	Shares	$	Shares	$	Shares(1)	$
Exercise price equals market value at date of grant	976,550	$25.34	2,798,393	$33.21	2,373,400	$19.95

(1)          Does not include 45,000 shares in 2003 under options granted to certain Scientific Advisory Board members and outside consultants. The fair value of these grants has been recorded as compensation expense as prescribed by SFAS No. 123 and EITF 96-18 “Accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services”.

On December 16, 2005, the Company’s Board of Directors approved the acceleration of vesting of unvested stock options with exercise prices equal to or greater than $33.44 per share outstanding as of December 16, 2005 that had been previously awarded to Company employees and other eligible participants, including officers and non-employee directors. Options to purchase approximately 2,805,169 shares of the Company’s common stock were subject to this acceleration. Of this amount, approximately 163,750 options are held by non-employee directors, with a weighted average exercise price of $45.00 per share, and 628,347 options are held by officers of the Company with a weighted average exercise price of $44.32 per share. The Board required each non-employee director and, as a condition to continued employment, each officer of the Company, to agree to refrain from selling, transferring, pledging or otherwise disposing of shares of Company common stock acquired upon any exercise of subject stock options (other than sales by such persons to fund the exercise price or to satisfy minimum statutory withholding on such exercise, each in accordance with the applicable Plan and the Company’s existing policies and procedures) until the date on which the exercise would have been permitted under the stock option’s pre-acceleration vesting terms or pursuant to the Company’s Change-in-Control Plan or, if earlier, the officer’s last day of employment with, or director’s last day of service as a director of, the Company. The decision to accelerate vesting of these stock options, which were “out-of-the-money” was made primarily to minimize future compensation expense that the Company would otherwise have been required to recognize in its Consolidated Statements of Operations pursuant to FAS123R, which the Company will adopt beginning January 1, 2006. The Company estimates that the aggregate future expense that will be eliminated as a result of this acceleration of vesting is approximately $22.5 million in 2006 and $9.5 million in 2007.

(e) Employee Stock Purchase Plan

In April 1998, the Company’s Board of Directors adopted the ImClone Systems Incorporated 1998 Employee Stock Purchase Plan (the “ESPP”), subject to shareholders’ approval, which was received in May 1998. The ESPP, as amended, allows eligible employees to purchase shares of the Company’s common stock through payroll deductions at the end of quarterly purchase periods. To be eligible, an individual must be an employee, work more than 20 hours per week for at least five months per calendar year and not own greater than 5% of the Company’s common stock. Pursuant to the ESPP, the Company has reserved 1,000,000 shares of common stock for issuance. Prior to the first day of each quarterly purchase period, each eligible employee may elect to participate in the ESPP. The participant is granted an

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

option to purchase a number of shares of common stock determined by dividing each participant’s contribution accumulated prior to the last day of the quarterly period by the purchase price. The participant has the ability to withdraw from the ESPP until the second-to-last day of the quarterly purchase period. The purchase price is equal to 85% of the market price per share on the last day of each quarterly purchase period. An employee may purchase stock from the accumulation of payroll deductions up to the lesser of 15% of such employee’s compensation or $25,000 in aggregate purchase price, per year. Participating employees have purchased 33,620 shares of common stock at an aggregate price of $932,000 for the year ended December 31, 2005, 16,751 shares of common stock at an aggregate price of $802,000 for the year ended December 31, 2004, and 28,606 shares of common stock at an aggregate purchase price of $685,000 for the year ended December 31, 2003. As of December 31, 2005, 816,605 shares were available for future purchases. No compensation expense has been recorded in connection with the ESPP. Pro forma compensation expense of $164,000, $141,000 and $121,000 related to the discount given to employees is included in the pro forma operating results disclosed in Note 2 for the years ended December 31, 2005, 2004 and 2003, respectively.

(12)   Income Taxes

Total income taxes for the years ended December 31, 2005, 2004 and 2003 were as follows: (in thousands)

	2005	2004	2003
Current:
Federal	$861	$5,947	$—
State and local	717	11,414	491
Total provision for income taxes	$1,578	$17,361	$491

The Company recorded as increases to additional paid-in capital $1,675,000 and $9,982,000 of tax benefit from the exercise of stock options for the years ended December 31, 2005 and 2004, respectively. As a result of legislation in New Jersey passed in 2002 an Alternative Minimum Assessment (AMA) tax is computed and may be applicable. This AMA tax impacted the Company’s tax provision for the years ended December 31, 2005 and 2003.

Reconciliations between the total tax provision and the tax provision based on the federal statutory rate are presented below: (in thousands)

	2005	2004	2003
Pre-tax income (loss)	$88,074	$131,014	$(112,011)
Tax provision (benefit) at federal statutory rate of 35%	30,826	45,855	(39,204)
State and local income taxes (net of federal benefit)	338	8,005	491
Change in valuation allowance	(28,418)	(33,023)	39,204
Research and development credits	(4,331)	(3,585)	—
Non Deductible expenses	3,163	109	—
Provision for income taxes	$1,578	$17,361	$491

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tax effects of temporary differences that give rise to significant portions of the gross deferred tax assets and gross deferred tax liabilities at December 31, 2005, and 2004, are presented below: (in thousands)

	2005	2004
Gross deferred tax assets:
Research and development credit carryforwards and other credits	$77,012	$53,128
Compensation relating to the issuance of stock options and warrants	894	2,567
Net operating loss carryforwards	173,096	151,481
Deferred revenue	142,135	185,616
Withholding tax liability	9,422	7,226
Litigation settlement	—	22,447
Capital loss carryforward	3,761	—
Other	10,470	8,188
Total gross deferred tax assets	416,790	430,653
Less valuation allowance	(415,510)	(430,091)
Net deferred tax assets	1,280	562
Gross deferred tax liabilities:
Other	1,280	562
Net deferred tax asset	$—	$—

The Company has established a valuation allowance because, more likely than not, its gross deferred tax assets will not be realized. The net change in the total valuation allowance for the years ended December 31, 2005 and 2004 were decreases of $14,581,000 and $2,741,000, respectively. Approximately $203,239,000 of the total valuation allowance pertains to tax deductions relating to stock option exercises for which any subsequently recognized tax benefit will be recorded as an increase to additional paid-in capital.

At December 31, 2005, the Company had net operating loss carryforwards for federal and certain state income tax purposes of approximately $441,000,000, which expire at various dates from 2008 through 2025. At December 31, 2005, the Company had research credit carryforwards for federal purposes of approximately $53,400,000 and for New Jersey state purposes of approximately $20,000,000. These credits expire at various dates from 2007 through 2025. The American Jobs Creation Act of 2004 provides for a tax deduction up to 9% (when fully phased in) of qualified production activities income. Due to taxable income limitations, the deduction does not yet provide any benefit to the Company. The Company will continue to evaluate the benefit of the deduction.

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13)   Discontinuation of Small Molecule Program

On May 11, 2005, the Company announced a plan to discontinue its small molecule research program. This decision was made after evaluating the Company’s investment in such program against the time horizon before commercial benefits would be realized. As a result of this decision, the Company has reflected in the Consolidated Statements of Operations for the year ended December 31, 2005 approximately $6,200,000 of costs associated with the discontinuation of this program. Such costs include approximately $2,189,000 of costs related to severance for 45 employees that were terminated, $3,668,000 of costs related to the write-off of fixed assets used in such program (shown net of $227,000 from the subsequent sale of equipment that was previously written off as part of this discontinuance), approximately $60,000 of contract termination costs related to the cancellation of the lease at the Brooklyn facility where the employees were conducting such research and approximately $282,000 of other shutdown expenses. The disposition of this program is substantially complete. The table below displays a reconciliation of the activity to the liability related to the small molecule discontinuance from June 30, 2005 through December 31, 2005 (in thousands):

	June 30, 2005	Payments	Adjustments	December 31, 2005
Termination benefits	$1,520	$(1,452)	$(56)	$12
Contract termination cots	60	(60)	—	—
	$1,580	$(1,512)	$(56)	$12

(14)   Contingencies

In January 2002, a number of complaints asserting claims under the federal securities laws against the Company and certain of the Company’s directors and officers were filed in the U.S. District Court for the Southern District of New York. Those actions were consolidated under the caption Irvine v. ImClone Systems Incorporated, et al., No. 02 Civ. 0109 (RO). In the corrected consolidated amended complaint, plaintiffs asserted claims against the Company, its former President and Chief Executive Officer, Dr. Samuel D. Waksal, its former Chief Scientific Officer and then-President and Chief Executive Officer, Dr. Harlan W. Waksal, and several of the Company’s other present or former officers and directors, for securities fraud under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b5, on behalf of a purported class of persons who purchased the Company’s publicly traded securities between March 27, 2001 and January 25, 2002. The complaint also asserted claims against Dr. Samuel D. Waksal under section 20A of the Exchange Act on behalf of a separate purported sub-class of purchasers of the Company’s securities between December 27, 2001 and December 28, 2001. The complaint generally alleged that various public statements made by or on behalf of the Company or the other defendants during 2001 and early 2002 regarding the prospects for FDA approval of ERBITUX were false or misleading when made, that the individual defendants were allegedly aware of material non-public information regarding the actual prospects for ERBITUX at the time that they engaged in transactions in the Company’s common stock and that members of the purported stockholder class suffered damages when the market price of the Company’s common stock declined following disclosure of the information that allegedly had not been previously disclosed. The complaint sought to proceed on behalf of the alleged classes described above, sought monetary damages in an unspecified amount and sought recovery of plaintiffs’ costs and attorneys’ fees. On January 24, 2005, the Company announced that it had reached an agreement in principle to settle the consolidated class action for a cash payment of $75 million, a portion of which would be paid by the Company’s insurers. Therefore, the Company recorded in its Consolidated Balance Sheet as of December 31, 2004, as Litigation

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

settlement, a liability of $75.9  million and a receivable from our insurers of approximately $20.5 million, included in Other assets. Net expense of $55.4 million was recorded in the fourth quarter of 2004 and reflected in the Consolidated Statement of Operations as Litigation settlement. The parties signed a definitive stipulation of settlement as of March 9, 2005. As provided for under the stipulation of settlement, on March 11, 2005, the Company paid $50 million into an escrow account, subject to Court approval of the proposed settlement. On July 29, 2005 the Court approved the proposed settlement. On August 5, 2005, the Company paid the remaining $25 million into the escrow account, with such funds to be held in and distributed pursuant to the terms of the settlement. As of December 31, 2005, the Company has collected from its insurers all of the outstanding receivable amounting to $20.5 million, which was reflected as a receivable in Other current assets, as of December 31, 2004. The amount received from the insurers includes $8.75 million, less attorneys fees of $875,000, that was paid to the Company under the derivative settlement discussed below.

On January 13, 2002, and continuing thereafter, nine separate purported shareholder derivative actions were filed against members of the Company’s board of directors, certain of the Company’s present and former officers, and the Company, as nominal defendant, advancing claims based on allegations similar to the allegations in the federal securities class action complaints. Four of these derivative cases were filed in the Delaware Court of Chancery and have been consolidated in that court under the caption In re ImClone Systems Incorporated Derivative Litigation, Cons. C.A. No. 19341-NC. Three of these derivative actions were filed in New York State Supreme Court in Manhattan. All of these state court actions have been stayed in deference to the proceedings in the U.S. District Court for the Southern District of New York, which have been consolidated under the caption In re ImClone Systems, Inc. Shareholder Derivative Litigation, Master File No. 02 CV 163 (RO). A supplemental verified consolidated amended derivative complaint in these consolidated federal actions was filed on August 8, 2003. It asserted, purportedly on behalf of the Company, claims including breach of fiduciary duty by certain current and former members of the Company’s board of directors, among others, based on allegations including that they failed to ensure that the Company’s disclosures relating to the regulatory and marketing prospects for ERBITUX were not misleading and that they failed to maintain adequate controls and to exercise due care with regard to the Company’s ERBITUX application to the FDA. On January 9, 2004, the Company filed a motion to dismiss the complaint due to plaintiffs’ failure to make a pre-suit demand on the Company’s board of directors to institute suit or to allege grounds for concluding that such a demand would have been futile. The individual defendants filed motions on the same date, both joining in the Company’s motion and seeking to dismiss the complaint for failure to state a claim. On January 24, 2005, the Company announced that it had reached an agreement in principle to settle the consolidated derivative action. The parties entered into a definitive stipulation of settlement on March 14, 2005, which was approved by the Court on July 29, 2005. In August 2005, the Company received $8.75 million from its insurers, which was contributed toward the settlement of the Irvine securities class action described above, after deducting $875,000 for Court awarded plaintiffs’ attorney’s fees and expenses. Following Court approval of the settlement of the consolidated derivative action, all of the state court derivative actions that had been pending in Delaware and New York were dismissed with prejudice, with no further payment required by the Company.

The Company received subpoenas and requests for information in connection with an investigation by the SEC relating to the circumstances surrounding the disclosure of the FDA “refusal to file” letter dated December 28, 2001, and trading in the Company’s securities by certain ImClone Systems insiders in 2001. The Company also received subpoenas and requests for information pertaining to document retention

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

issues in 2001 and 2002, and to certain communications regarding ERBITUX in 2000. On June 19, 2002, the Company received a written “Wells Notice” from the staff of the SEC, indicating that the staff of the SEC is considering recommending that the SEC bring an action against the Company relating to the Company’s disclosures immediately following the receipt of a “refusal to file” letter from the FDA on December 28, 2001 for the Company’s BLA for ERBITUX. The Company filed a Wells submission on July 12, 2002 in response to the staff’s Wells Notice. There have been no developments in connection with this SEC investigation since February 2003.

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

On December 21, 2005, the Company and Dr. Samuel D. Waksal entered into a settlement agreement with respect to the foregoing actions, providing for, among other things, judgments in both actions in the Company’s favor. The settlement agreement includes the payment of director and officer legal fee expense

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

indemnification by the Company, for which the Company paid $1,950,000 in the fourth quarter of 2005. The settlement agreement also provided for the return to the Company of 416,667 of stock options that were previously issued to Dr. Samuel D. Waksal. Such options were returned to the Company and were cancelled as of December 31, 2005.

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

On May 4, 2004, a complaint was filed against the Company by Massachusetts Institute of Technology (“MIT”) and Repligen Corporation (“Repligen”) in the U.S. District Court for the District of Massachusetts (04-10884 RGS). This action alleges that ERBITUX infringes U.S. Patent No. 4,663,281, which is owned by MIT and exclusively licensed to Repligen. The Company is vigorously defending against claims asserted in this action. The parties have filed motions for summary judgment with respect to this matter. A hearing on these motions was held on February 2, 2006; a determination is forthcoming. The Company is unable to predict the outcome of this action at the present time.

No reserve has been established in the financial statements for any of the Yeda or MIT and Repligen actions because the Company does not believe that such a reserve is required to be established at this time under Statement of Financial Accounting Standards No. 5.

The Company is developing a fully human monoclonal antibody, referred to as IMC-11F8, which it intends to commercialize outside the United States and Canada. The Company believes it has the right to do so under its existing development and license agreement with Merck KGaA. However, Merck KGaA has advised the Company that it believes that IMC-11F8 is covered under the development and license agreement with Merck KGaA and that it could therefore have the exclusive rights to market IMC-11F8 outside the United States and Canada and co-exclusive development rights in Japan, for which it would pay the same royalty as it pays for ERBITUX. The Company believes that IMC-11F8 is not covered under the Merck KGaA development and license agreement. In agreement with Merck KGaA, the Company submitted this dispute to binding arbitration through an expedited process outside of the provisions of the development and license agreement. If successful in the arbitration, Merck KGaA averred that it is entitled

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to certain unspecified damages under the development and license agreement. Merck KGaA subsequently took the position that the expedited arbitration provision was no longer valid and the Company sued Merck KGaA in federal court in the Southern District of New York to either enforce the arbitration provisions previously agreed to or to have the court decide the question of whether IMC-11F8 is or is not covered under the development and license agreement with Merck KGaA. On November 29, 2005, the Court granted the Company’s motion to enforce the expedited arbitration provisions previously agreed to, and subsequently appointed a new arbitrator to hear and decide this dispute. The new arbitrator  scheduled a hearing which was concluded on March 2, 2006; a binding decision by the arbitrator is expected in the near future. While the Company has vigorously defended its position as it relates to IMC-11F8 in arbitration, there can be no assurance that its position will prevail, and it is unable at this time to predict the outcome of these proceedings. No reserve has been established in the financial statements for these proceedings because the Company does not believe that such a reserve is required to be established at this time under Statement of Financial Accounting Standards No. 5.

(15)   Commitments

Leases

The Company leases office, operating and laboratory space under various operating lease agreements. The effects of scheduled and specified rent increases or any “rent holidays” are recognized on a straight-line basis over the lease term. Rent expense was approximately $5,210,000, $3,748,000 and $3,421,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

In October 2001, the Company entered into a sublease (the “Sublease”) for a four-story building at 325 Spring Street, New York, New York, which includes approximately 100,000 square feet of usable space. The Sublease has a term of 22 years, followed by two five-year renewal option periods. In order to induce the sublandlord to enter into the Sublease, the Company made a loan to the sublandlord in the principal amount of a $10,000,000 note receivable, of which $8,800,000 is outstanding as of December 31, 2005. The loan is secured by a leasehold mortgage on the prime lease as well as a collateral assignment of rents by the sublandlord. The loan is payable by the sublandlord over 20 years and bears interest at 5 1/2 % in years one through five, 6 1/2 % in years six through ten, 7 1/2 % in years eleven through fifteen and 8 1/2 % in years sixteen through twenty. In addition, the Company paid the owner a consent fee in the amount of $500,000. Effective March 1, 2005, the Company amended the Sublease to add an additional 6,500 square feet of space upon all the same terms and conditions set forth in the Sublease. In connection with this amendment, the Company paid an up-front fee of $1,690,000 which is being amortized, as a reduction in lease expense, over the respective term of the Sublease. The future minimum lease payments remaining at December 31, 2005, are approximately $48,717,000. The Company is in the process of developing the property for occupancy by its research department.

The Company leases its research and corporate headquarters in New York City. In August 2004, the Company modified its existing operating lease for its corporate headquarters in New York City. The modification extends the term of the lease, which was to expire at December 31, 2004, for an additional ten years for a portion of the premises and by an additional three years with renewal rights for the space that houses its research department. As noted above, the Company plans to move its research department to its 325 Spring Street, New York location. The future minimum lease payments remaining at December 31, 2005, are approximately $10,296,000.

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In June 2004, the Company entered into an operating lease for a building located at 59-61 ImClone Drive in Branchburg, New Jersey. The building contains approximately 54,247 square feet of floor area. The lease expires on December 31, 2020 with no option to renew or extend beyond such date. The future minimum lease payments at December 31, 2005, are approximately $10,375,000.

In August 2005, the Company entered into an operating lease for a portion of a building located at 41A ImClone Drive in Branchburg, New Jersey. The Company is leasing approximately 10,704 square feet of floor area. The lease expires on August 31, 2010, with two options to renew for five additional years each. The future minimum lease payments at December 31, 2005, are approximately $500,000.

In May 2001, the Company entered into an operating lease for a 4,000 square foot portion of a 15,000 square foot building and an adjacent 6,250 square foot building (collectively the “Brooklyn facility”) in Brooklyn, New York. Effective February 1, 2005, the Company entered into an additional operating lease for approximately 2,269 square feet of a building known as 760 Parkside Avenue in Brooklyn, New York. These facilities were used by our Small Molecule research department, which the Company decided to discontinue in May 2005. The Company has terminated these lease agreements and has no further obligations to the landlord.

Future minimum lease payments under the operating leases noted above are as follows: (in thousands)

Year ending December 31,
2006	$5,064
2007	5,358
2008	4,200
2009	4,315
2010	4,078
2011 and thereafter	48,011
$71,026

Employment Agreements

In September 2001 the Company entered into three-year employment agreements with its then-President and Chief Executive Officer, Dr. Samuel D. Waksal, and then-Chief Operating Officer, Dr. Harlan W. Waksal. The employment agreements provided for stated base salaries, minimum bonuses and benefits aggregating $3,765,000 annually. Dr. Samuel D. Waksal resigned and entered into a separation agreement with the Company in May 2002 and Dr. Harlan W. Waksal was appointed President and Chief Executive Officer. Dr. Harlan W. Waksal resigned from the position of President and Chief Executive Officer and was named the Company’s Chief Scientific Officer in April 2003. On July 18, 2003, Dr. Harlan W. Waksal provided the Company with notice of his termination effective July 22, 2003 in connection with his employment agreement. Pursuant to his employment agreement with the Company, Dr. Harlan W. Waksal received a lump sum payment totaling approximately $4,424,000 and is entitled to receive for defined periods of time the continuation of certain benefits including health care and life insurance coverage through July 2006, with an estimated cost of $38,000. The related expense of $4,462,000 is included in marketing, general and administrative expenses in the Consolidated Statements of Operations for the year ended December 31, 2003. In addition, all outstanding stock options held by Dr. Harlan W. Waksal, comprising options to purchase 1,000,000 shares of common stock of the Company

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

at a per share exercise price of $50.01 that were granted on September 19, 2001, were deemed amended such that the 666,666 options that remained unvested as of the date of his resignation vested immediately on that date. The amended stock option awards can be exercised at any time until the end of the term of such awards. No compensation expense attributable to the stock options was recorded because the change in terms is in accordance with the terms of the original award and also because the fair market value of the Company’s common stock was below the $50.01 exercise price on the date the option award was amended. In December 2005, in connection with a settlement agreement, (described in Note 14) Dr. Samuel D. Waksal returned to the Company 416,667 of stock options that were previously issued him. Such options were cancelled as of December 31, 2005.

On March 19, 2004, the Company entered into an employment agreement with Daniel S. Lynch in regards to his employment as Chief Executive Officer. In connection with Mr. Lynch’s resignation effective November 10, 2005 by mutual agreement with the Company’s Board of Directors, such resignation was treated as a termination by the Company without cause under Mr. Lynch’s employment agreement. As a result, the Company has recorded severance benefit expense due Mr. Lynch of approximately $2.9 million in marketing, general and administrative expenses in the fourth quarter of 2005. Payment of this severance will be made in 2006.

Supported Research

The Company has entered into various research and license agreements with certain academic institutions and others to supplement the Company’s research activities and to obtain rights to certain technologies. The agreements generally require the Company to fund the research, to pay milestones upon the achievement of defined events, such as the submission or approval of regulatory filings and to pay royalties based upon percentages of revenues, if any, on sales of products developed from technology arising under these agreements.

Contract Services

In September 2000, the Company entered into a three-year commercial manufacturing services agreement with Lonza Biologics PLC (“Lonza”) relating to ERBITUX. This agreement was amended in June 2001, September 2001, and August 2003 to include additional services and potentially to extend the term of the agreement. The total cost for services to be provided under the commercial manufacturing services agreement was approximately $86,913,000. The Company did not incur any costs during 2005 and 2004 and had incurred costs of $23,189,000 for the year ended December 31, 2003, and $85,022,000 was incurred from inception through December 31, 2005, for services provided under the commercial manufacturing services agreement. All existing commitments under this agreement were completed during the year ended December 31, 2003, but an August 2003 amendment to the agreement allows for potential manufacture of a limited number of additional batches.

On January 2, 2002, the Company executed a letter of intent with Lonza to enter into a long-term supply agreement. The long-term supply agreement would have applied to a large scale manufacturing facility that Lonza was constructing, which would have been able to produce ERBITUX in 20,000-liter batches. The Company paid Lonza $3,250,000 upon execution of the letter of intent for the exclusive right to negotiate a long-term supply agreement for a portion of the facility’s manufacturing capacity. In September 2002, the Company wrote-off the deposit as a charge to marketing, general and administrative expenses, because the exclusive negotiation period ended on September 30, 2002. In light of the assistance the Company provided to BMS with respect to preserving and then relinquishing the manufacturing

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

capacity described above, BMS paid the Company $3,250,000 in April 2003 and this amount is recognized as a reduction to marketing, general and administrative expenses in the year ended December 31, 2003.

On March 17, 2005, the Company entered into a five year multi-product supply agreement with Lonza for the manufacture of biological material at the 5,000 liter scale. The Company has discretion over which products to manufacture, which may include later-stage clinical production of the Company’s antibodies currently in Phase I clinical testing and those nearing Phase I testing. The value of producing all batches allocated under the Agreement is approximately $68 million, unless terminated earlier. The Agreement provides that the Company can cancel any batches at any time; however, depending on how much notice the Company provides Lonza, the Company could incur a cancellation fee that varies based on timing of the cancellation. This cancellation fee is only applicable if Lonza does not resell the slots reserved for the cancelled batches.

License Agreements

The Company has an exclusive license from the University of California to an issued United States patent for the murine form of ERBITUX, our EGFR antibody product. The Company has exclusively licensed from Rhone-Poulenc Rorer Pharmaceuticals, now known as Aventis, patent applications seeking to cover the therapeutic use of antibodies to the EGFR in conjunction with anti-neoplastic agents. The agreements with the University of California and Aventis require the Company to pay royalties on sales of ERBITUX that are covered by these licenses. The Company has license agreements with Genentech for rights to patents covering certain use of epidermal growth factor receptor antibodies and with both Genentech and Centocor for rights to patents covering various aspects of antibody technology. Our agreements with both Genentech and Centocor require us to pay royalties on the sale of ERBITUX that are covered by these licenses. For ERBITUX use in combination with anti-neoplastic agents, royalty expense for all licenses, including Genentech, Centocor, Aventis and the University of California, is approximately 12.25% of in-market net sales of ERBITUX by our corporate partner in North America. The Company receives reimbursements, which is included in collaborative agreement revenue, for a portion of these royalty expenses resulting in a net royalty expense of approximately 7.75%. After the first quarter of 2006, gross royalty expense will decrease to approximately 9.25% and net royalty expense will decrease to approximately 4.75%. For ERBITUX monotherapy use, gross and net royalty expenses will be reduced by approximately 1% because certain licenses are not applicable.

(16)   Employee Benefit Plans

Defined Contribution Plan

All employees of the Company who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan. The 401(k) plan allows eligible employees to defer up to 25 percent of their annual compensation, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. Under the 401(k) plan, the Company, at management’s discretion, may match employee contributions and/or make discretionary contributions. Neither the employee contributions nor voluntary matching contributions are invested in the Company’s securities. Total expense incurred by the Company was $1,878,000, $580,000 and $392,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Change in Control Plan

During 2004, the Board of Directors of the Company adopted a Change in Control Plan to maintain the focus of certain key employees of the Company on the business, mitigate the distractions that could be caused if the Company were to become the target of an acquisition strategy, and provide certain benefits to the covered employees if a change in control of the Company (as such term is defined in the plan) occurs and/or the employee’s employment is terminated in connection with such change in control. Participants in the Change in Control Plan are determined by the Compensation Committee.

In the event of a Change in Control, all equity-based compensation awards held by the plan participants will vest in full (unless the Compensation Committee determines that the participants’ awards will be substituted for equity awards in the surviving entity of equivalent economic value) and any deferred compensation of participants will become nonforfeitable. In addition, if a participant in the Change in Control Plan is terminated in connection with a change in control by the Company without cause or by the participant for good reason (as such terms are defined in the plan), the Company will pay to the participant a cash payment equal to the participant’s earned but unpaid base salary and bonus, unreimbursed expenses, any other accrued obligations, a pro rata bonus based on target bonus for the year of termination, and a multiple of base salary and bonus (with the multiplier ranging from 0.5 to three based on the tier assigned to the participant under the plan).

In connection with a termination described in the preceding sentence, if the participant signs a waiver and release of claims against the Company, each participant will vest in full in all long-term incentive arrangements he or she has with the Company and be entitled to continued health coverage for six to 18 months (based on the participant’s plan tier) and outplacement services for six months. These benefits are reduced by any other severance amounts for which the participants are eligible under any other arrangement of the Company or its subsidiary. As a condition to receipt of these benefits, each participant agrees to be bound by noncompetition, nonsolicitation, confidentiality, return of Company property, and cooperation covenants contained in the plan. If a plan participant becomes subject to the change-in-control golden parachute excise tax under Section 4999 of the Code and the aggregate parachute payment exceeds the safe harbor amount by ten percent or more, the plan provides that the Company shall pay to the participant a tax gross-up payment such that after payment by the participant of all federal, state and local excise, income, employment, Medicare and other taxes resulting from the payment of the parachute payments and the tax gross-up payments, the participant retains an after-tax amount equal to the amount that he or she would have retained in the absence of the parachute excise tax.

Severance Plans

The Compensation Committee of the Board of Directors approved on February 10, 2005 a Senior Executive Severance Plan (the “Plan”) to enhance the predictability of treatment for executives at the level of Vice President, Senior Vice President and Executive Vice President whose employment with the Company is terminated by the Company without cause (as such concept is explained in the Plan).

As a condition to receipt of benefits under the Plan, a participating employee must sign an agreement and general release in a form acceptable to the Plan administrator under which the participant agrees to certain confidentiality and non-solicitation provisions for a period of one year following his or her employment termination date, agrees to certain non-competition provisions for the duration of the employee’s receipt of severance pay, and releases and discharges the Company and related entities (as well as any third party for whom the employee provides services on the Company’s behalf) from any and all

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

claims and liabilities relating to the employee’s employment with the Company or the termination of the employee’s employment. Receipt of benefits under the Plan is also contingent upon the employee’s continued employment through the employment termination date designated by the Company. The severance amounts payable to an employee under the Plan will be reduced, dollar-for-dollar, by the amount of any other termination payments paid or payable to the employee under any other plan, program or law (excluding any right to exercise stock options, any unemployment benefits payable in accordance with state law and payment for accrued but unused vacation).

The Senior Vice Presidents and Executive Vice Presidents who participate in the Plan and sign the above-described agreement and release upon their termination without cause are entitled to receive an amount equal to one year’s base salary as severance and, if the employee would otherwise be eligible to elect employee-paid continued coverage under COBRA, Company-provided health insurance coverage for one year following a termination without Cause, subject to cessation upon the employee’s becoming eligible for similar coverage offered by another employer. Senior Vice Presidents and Executive Vice Presidents would also be entitled continue their non-voluntary life insurance coverage provided by the Company with the premiums paid by the Company for 12 months after a termination without cause, subject to cessation when the employee becomes eligible for coverage under a life insurance plan or policy of another employer. Vice Presidents who meet the above criteria are entitled to the greater of six months’ base salary or two weeks’ base salary for each year of service with the Company, as well as six months’ Company-paid health and life insurance coverage, subject to the conditions described above.

On February 16, 2006, the Compensation Committee of the Board of Directors adopted a transition severance plan for certain employees of the Company whereby each such employee is eligible to receive a severance payment from the Company (varying between six and twelve months of the employee’s base salary) upon any involuntary termination of his or her employment by the Company without cause and, following any change in control of the Company, upon his or her voluntary termination of employment for good reason. The severance plan’s duration is 18 months.

Retention Plan

On January 18, 2006, the Compensation Committee of the Board of Directors (“Compensation Committee”), approved a Retention Plan, effective as of January 1, 2006, for performance periods ending December 31, 2007 and December 31, 2008 (each, a “Performance Period”). The Plan is intended to reward employees for achieving specified performance goals over specified performance periods. Specifically, the Compensation Committee approved the share performance criteria that will be used to determine cash bonus awards under the Retention Plan, and the terms of the individual awards to eligible employees under the Retention Plan for each of the two Performance Periods. Cash awards under the Retention Plan will depend on the performance of the Company’s common stock against specified targets, generally measured by comparing the Company’s share price at the beginning of the Performance Period to the Company’s share price at the conclusion of the Performance Period, in each case based on a 30-day average. In particular, at the end of an applicable Performance Period, the percentage of the cash award earned (if any) and, correspondingly, the amount of the actual award payouts to an employee for such Performance Period will be (i) equal to the employee’s target award opportunity, (ii) greater than the target award opportunity (but in no event more than 150% of the target award opportunity), or (iii) zero, in each case directly corresponding to actual Company common stock performance at the conclusion of the Performance Period compared to the beginning of the Performance Period. No bonuses will be payable in respect of a Performance Period if the Company’s share price at the conclusion of the Performance Period

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

is less than the share price at the beginning of the Performance Period. The Company’s share price at the beginning of the Performance Periods was calculated to be $32.99. Special measurement dates and payment conditions apply in the event of a change in control of the Company occurring during the Performance Period.

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

(17)   Supplemental Cash Flow Information and Non-cash Investing and Financing Activities:
(in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash paid for:
Interest, net of amounts capitalized of $5,394, $6,087 and $6,059 for the years ended December 31, 2005, 2004 and 2003, respectively	$2,856	$8,729	$7,460
Taxes	$1,400	$6,167	$550
Non-cash investing and financing activities:
Change in net unrealized (loss) gain in securities available-for-sale	$(8,345)	$(987)	$358
Options exercised and exchanged for mature shares of common stock	—	$200	—
Common stock issued from conversion of 5 1/2% subordinated convertible notes	—	$239,997	—
Reclassification of unamortized deferred financing costs on the 5 1/2% subordinated convertible notes to stockholders’ equity	—	$1,193	—

(18)   Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, receivables from corporate partners, accounts payable, and other current liabilities at December 31, 2005 and 2004 approximate fair value because maturities are less than one year in duration. The fair value of the 1 3/8% convertible senior notes of $600,000,000 was approximately $502,500,000 and $555,750,000 at December 31, 2005 and 2004, respectively, based on their quoted market price.  See Note 3 for the fair value disclosures of securities available for sale.

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19)   Separation Agreements

During 2004 the Company entered into separation agreements with six employees. The total severance paid in relation to these agreements was $330,000. In addition, some of these people were entitled to continue to vest in their stock options and as a result the Company recorded a stock compensation charge of $2,028,000. There were no significant separation agreements entered into in 2005.

(20)   Quarterly Financial Data (Unaudited)

The tables below summarize the Company’s unaudited quarterly operating results for 2005 and 2004 (in thousands, except per share data):

	Three months ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Revenues	$85,771	$92,385	$106,525	$98,992
Net income	$28,820	$26,031	$30,951	$694
Basic net income per share allocable to common stockholders	$0.35	$0.31	$0.37	$0.01
Diluted net income per share allocable to common stockholders	$0.33	$0.30	$0.35	$0.01

	Three months ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Revenues	$110,164	$73,768	$97,461	$107,297
Net income (loss)	$62,736	$24,312	$39,783	$(13,178)
Basic net income (loss) per share allocable to common stockholders	$0.83	$0.31	$0.48	$(0.16)
Diluted net income (loss) per share allocable to common stockholders	$0.76	$0.29	$0.44	$(0.16)