Form 10-K/A
period 2005-12-31
IMCLONE SYSTEMS INC
filed 2006-05-01
CIK 765258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Common stock, par value $.001 and the associated preferred stock purchase rights

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant as of June 30, 2005 was $2,593,291,253

Number of shares of Common Stock, par value $.001, as of April 13, 2006: 84,005,123

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 16, 2006, to include the information required by Part III of Form 10-K. The information required by Items 10-14 of Part III is no longer being incorporated by reference to the Proxy Statement relating to the Company’s 2006 Annual Meeting of Shareholders. This amendment is not intended to update any other information presented in the Annual Report as originally filed.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information regarding the Company’s directors and executive officers. Unless otherwise indicated, the age of each director and executive officer listed below is given as of April 13, 2006. The Company’s shareholders elect members of the Board of Directors to serve until their respective successors are elected and qualified or until earlier resignation or removal. Pursuant to the Company’s Stockholder Agreement with Bristol-Myers Squibb Company (“BMS”) and Bristol-Myers Squibb Biologics Company, BMS has the right to nominate two directors as long as its ownership interest in the Company is 12.5% or greater. As of April 13, 2006, BMS had an ownership interest of 17.13%, and therefore has the right to nominate two directors for election at the next annual meeting of stockholders of the Company. The Company currently expects that BMS will nominate only one director, Dr. Andrew Bodnar, for election at the Company’s next annual meeting.

Directors

Name	Age	Current Position with Company	Director of Company Since
Andrew G. Bodnar, M.D., J.D.(1)	58	Director	2001
William W. Crouse(2)(3)	63	Director	2004
Vincent T. DeVita, Jr., M.D.(1)(4)(5)	71	Director	1992
John A. Fazio(3)(4)	62	Director	2003
Joseph L. Fischer	55	Director and Interim Chief Executive Officer	2003
David M. Kies(2)(4)(5)	62	Chairman of the Board	1996
William R. Miller(2)(3)(5)	78	Director	1996
David Sidransky, M.D.(1)(2)(5)	45	Vice Chairman of the Board	2004

(1)          Member of Research and Development Oversight Committee.

(2)          Member of Compensation Committee.

(3)          Member of Audit Committee.

(4)          Member of Nominating and Corporate Governance Committee.

(5)          Member of Chief Executive Officer Search Committee.

Directors

Biographical information concerning the Company’s directors is set forth below.

Andrew G. Bodnar, M.D., J.D., 58, has served as a director of the Company since November 2001. Dr. Bodnar was designated and is being nominated as a director pursuant to a Stockholder Agreement, dated as of September 19, 2001, among the Company, Bristol-Myers Squibb Company and Bristol-Myers Squibb Biologics Company. Dr. Bodnar is Senior Vice President, Strategy and Medical & External Affairs of Bristol-Myers Squibb Company. Previously, Dr. Bodnar served as President, Oncology/Immunology and Worldwide Strategic Business Development for Bristol-Myers Squibb’s Pharmaceutical Group. Prior to joining Bristol-Myers Squibb, Dr. Bodnar was Associate Chief of Internal Medicine, Acting Chief of Cardiology and Director of the Internal Medicine Residency Program at Massachusetts General Hospital in Boston. Dr. Bodnar serves on the Board of Trustees of The New York Blood Center, The Fox Chase Cancer Center and The American Boychoir School. Dr. Bodnar received his B.A. from Harvard College, his M.D. from Columbia University College of Physicians and Surgeons and his J.D. from Harvard Law School.

William W. Crouse, 63, has served as a director of the Company since January 2004. Mr. Crouse is a Managing Director and General Partner of HealthCare Ventures LLC, one of the world’s largest biotech venture capital firms. Mr. Crouse was former Worldwide President of Ortho Diagnostic Systems and Vice President of Johnson & Johnson International. He also served as Division Director of DuPont Pharmaceuticals and as President of Revlon Health Care Group’s companies in Latin America, Canada and Asia/Pacific. Currently, Mr. Crouse serves as a director of The Medicines Company and several private biotechnology companies. Mr. Crouse formerly served as a director of BioTransplant, Inc., Dendreon Corporation, OraSure Technologies, Inc., Human Genome Sciences, Raritan Bancorp, Inc., Allelix Biopharmaceuticals, Inc. and several private biotechnology companies. Mr. Crouse currently serves as Trustee of Lehigh University and as Trustee of the New York Blood Center. Mr. Crouse is a graduate of Lehigh University (Finance and Economics) and Pace University (M.B.A.).

Vincent T. DeVita, Jr., M.D., 71, has served as a director of the Company since February 1992. Dr. DeVita is the Amy and Joseph Perella Professor of Medicine and Professor of Epidemiology and Public Health at the Yale Cancer Center and Yale University School of Medicine, New Haven, Connecticut. From 1993 until 2003, Dr. DeVita served as a Director of the Yale Cancer Center. From September 1988 through June 1993, Dr. DeVita served as Attending Physician at Memorial Sloan-Kettering Cancer Center, New York, and through June 1991, as its Physician-in-Chief. From 1980 to 1988, he served under Presidential appointment as Director of the National Cancer Institute (“NCI”), where he had held various positions since 1966. During his years with the NCI, Dr. DeVita was instrumental in developing the first successful combination cancer chemotherapy program. This work ultimately led to effective regimens of curative chemotherapy for a variety of cancers. Dr. DeVita’s numerous awards include the 1990 Armand Hammer Cancer Prize and the 1982 Albert and Mary Lasker Medical Research Award for his contribution to the cure of Hodgkin’s disease. Dr. DeVita received his M.D. from the George Washington University School of Medicine, Washington, D.C. in 1961. Dr. DeVita is a director of Curagen Corp.

John A. Fazio, 62, has served as a director of the Company since February 2003. Mr. Fazio is a Certified Public Accountant and Certified Management Accountant and was with PricewaterhouseCoopers (“PwC”) from 1966 to 2000. As a Senior General Practice Partner, he served as the lead audit partner to a number of PwC’s key multinational and national clients. Mr. Fazio was also a National Business Leader in PwC’s pharmaceutical practice where he was responsible for developing and delivering services on business issues impacting the industry. As the head of PwC’s Strategic Risk Services practice, he managed a group of senior specialists to assist companies in identifying key risks within their businesses and to establish controls to mitigate such risks. Mr. Fazio is a director of Dendrite

International, Inc. and Heidrick & Struggles International, Inc. Mr. Fazio earned his Bachelor of Science in Accounting from Penn State University in 1965 and a Masters Degree in Accounting from Ohio State University in 1967.

Joseph L. Fischer, 55, has served as a director of the Company since September 2003 and, on January 24, 2006, was named Interim Chief Executive Officer of the Company. During his 30 year career, Mr. Fischer has served in a variety of senior management positions, including international experience with the Dial Corporation and Johnson & Johnson (“J&J”). As a Senior Vice President of Dial Corporation, he directed the international expansion of Dial’s Consumer Products. Prior to working at Dial, Mr. Fischer spent over 14 years with J&J where he served in senior management positions in both finance and Global General management, most notably as Group President of Global Personal Care Products, President of J&J Canada, Managing Director of J&J Scandinavia and Vice President and Corporate Controller. Prior to J&J, he was a member of the research staff of the Financial Accounting Standards Board. Mr. Fischer became a CPA in New York. In 1972, he graduated with a Bachelor of Science in Accounting at Penn State University.

David M. Kies, 62, has served as a director of the Company since June 1996. On February 12, 2004, Mr. Kies was named Chairman of the Board of Directors. Mr. Kies is a Partner of the New York-based law firm Sullivan & Cromwell, specializing in mergers and acquisitions, securities and general corporate matters. Mr. Kies joined Sullivan & Cromwell in 1968 and has been a partner since 1976. Mr. Kies received his undergraduate degree from Haverford College and his J.D. from New York University Law School.

William R. Miller, 78, has served as a director of the Company since June 1996. Mr. Miller served as Vice Chairman of the Board of Directors of the Bristol-Myers Squibb Company from 1985 until 1991, at which time he retired. Mr. Miller is the current Chairman of the Board of Vion Pharmaceuticals, Inc. He is immediate past Chairman of the Cold Spring Harbor Laboratory and is a past Chairman of the Board of the Pharmaceutical Manufacturers Association. Mr. Miller is a Trustee of the Manhattan School of Music, a director of the Opera Orchestra of New York and a Managing Director of the Metropolitan Opera Association. He is a member of Oxford University Chancellor’s Court of Benefactors, Honorary Fellow of St. Edmund Hall and Chairman of the English-Speaking Union of the United States. Mr. Miller earned his B.A. in Philosophy, Politics and Economics in 1952 at St. Edmund Hall, Oxford University, Oxford, England and his M.A. in 1956 from Oxford University.

David Sidransky, M.D., 45, has served as a director of the Company since January 2004. On June 15, 2005, Dr. Sidransky was named Vice Chairman of the Board of Directors. Dr. Sidransky is the Director of the Head and Neck Cancer Research Division at Johns Hopkins University School of Medicine. He is a founder of several private biotechnology companies and has served on scientific advisory boards of many private and publicly traded companies, including MedImmune Inc., Telik Inc., Roche, and Amgen Inc. Dr. Sidransky is also a director of Alfacell Inc. He was formerly on the Board of Scientific Counselors at the National Institute of Dental and Craniofacial Research and a member of the Recombinant DNA Advisory Committee at the National Institute of Health. Dr. Sidransky serves on numerous editorial boards and is Senior Editor of Clinical Cancer Research. In addition, he is a Professor of Oncology, Otolaryngology-Head and Neck Surgery, Cellular & Molecular Medicine, Urology, Genetics, and Pathology at Johns Hopkins University and Hospital. Dr. Sidransky is certified in Internal Medicine and Medical Oncology by the American Board of Medicine. He has over 250 peer-reviewed publications, and has contributed more than 40 cancer reviews and chapters and also has numerous issued biotechnology patents. He has been the recipient of many awards and honors, including the 1997 Sarstedt International Prize from the German Society of Clinical Chemistry, the 1998 Alton Ochsner Award Relating Smoking and Health by the American College of Chest Physicians and the 2004 Hinda and Richard Rosenthal Award from the American Association of Cancer Research. Dr. Sidransky received his B.A. from Brandeis University and his M.D. from the Baylor College of Medicine.

Executive Officers

Biographical information concerning the Company’s executive officers, including certain former executive officers, is set forth below.

Richard Crowley, 49, has served as Senior Vice President, Biopharmaceutical Operations, since February 2006. In this role, Mr. Crowley oversees the Company’s biologics manufacturing operations, which include the manufacturing, process development, engineering and facilities, quality control and quality assurance departments. Mr. Crowley joined the Company in January 2000 as Assistant Vice President, Manufacturing and was promoted to Vice President, Manufacturing and General Manager in June 2001. Prior to joining the Company, Mr. Crowley served in a variety of positions at BASF, Genencor International, Eastman Kodak and Monsanto. Most recently, he served as Director of Biologics Manufacturing at BASF Bioresearch Corp., where he was responsible for the construction and operation of a multi-product biopharmaceutical GMP clinical pilot/production facility.

Philip Frost, M.D., Ph.D., 65, joined the Company as Executive Vice President, Chief Scientific Officer on March 1, 2005. Dr. Frost served as Interim Chief Executive Officer of the Company from November 10, 2005 to January 23, 2006. Prior to joining the Company, he was Vice President, Oncology at Wyeth Pharmaceuticals from 1995 to 2005. His group was responsible for expanding Wyeth’s oncology portfolio with 23 compounds. From 1992 to 1994, he served as Vice President, Oncology at Sandoz Pharmaceuticals (now Novartis). Before entering the industry, Dr. Frost was an endowed professor of Cell Biology and Medicine at the MD Anderson Cancer Center. Dr. Frost earned his B.A. from Yeshiva College, his M.D. from the State University of New York at Buffalo and his Ph.D. from the Council of National Academic Awards, London, England.

Michael J. Howerton, 54, has served as Senior Vice President, Chief Financial Officer since June 2004. Beginning in May 2003, he served as Vice President, Finance and Business Development and Acting Chief Financial Officer and Secretary. From August 2001 until May 2003, Mr. Howerton served as the Company’s Vice President, Business Development and was responsible for the pursuit and development of new business opportunities for the Company, including acquisitions, product in-licensing and out-licensing and strategic alliances. Prior to joining the Company, Mr. Howerton built a 25-year career at Bristol-Myers Squibb Company. In his most recent position at Bristol-Myers Squibb, Mr. Howerton served as Vice President, Financial Analysis and Assistant Controller from 1998 to 2001, directing activities relating to the financial and strategic analysis, budgeting and profit planning of the company. Prior to that position, Mr. Howerton served as Vice President, Corporate Development for eight years, and was responsible for activities relating to the acquisitions, divestitures and strategic alliances for Bristol-Myers Squibb’s Worldwide Medicines Group. Mr. Howerton earned his B.A. from Holy Cross College and his M.B.A. from Iona College in New Rochelle, New York.

Ronald A. Martell, 43, has served as Senior Vice President, Commercial Operations since January 2004. In this capacity, he oversees the Company’s sales, marketing, project and alliance management functions. Additionally, he leads and directs the Company’s strategic and corporate planning processes, as well as portfolio planning and management. He also chairs the Company’s Strategic Planning Committee. While at ImClone Systems, Mr. Martell has been responsible for the Company’s commercial operations, including its field force, and launched the Company’s first commercial product, Erbitux®. Mr. Martell joined ImClone Systems in 1998 as Vice President, Marketing. Prior to joining ImClone Systems, Mr. Martell served from 1988 to 1998 in a variety of positions at Genentech, Inc., most recently as Group Manager Oncology Products.

Erik D. Ramanathan, J.D., 35, has served as the Company’s General Counsel since September 2004 and, in April 2006, was promoted to Senior Vice President of the Company. Mr. Ramanathan has served as Secretary of the Company since November 2004. Mr. Ramanathan had previously served as Vice President, Legal, and Associate General Counsel of the Company, beginning in January 2003. He joined the Company in July 2000 as its Director, Legal and was promoted to Senior Director, Legal in January 2002 and to Assistant Vice President, Legal in August 2002. Prior to joining the Company, Mr. Ramanathan was an attorney at the law firm of Proskauer Rose LLP. Mr. Ramanathan holds a law degree from Harvard Law School and an undergraduate science degree from The Johns Hopkins University.

Eric K. Rowinsky, M.D., 49, has served as the Company’s Senior Vice President, Chief Medical Officer since February 2005. He is also a Clinical Professor of Medicine (Division of Medical Oncology) at the University of Texas Health Science Center, San Antonio, Texas. More recently, Dr. Rowinsky held the position of Director of the Institute of Drug Development at the Cancer Therapy and Research Center’s Institute for Drug Development (“IDD”) from 2002 to 2004 and was the Director of Clinical Research at the IDD from 1996 to 2002. In addition, he held the SBC Endowed Chair for Early Drug Development at the IDD. Dr. Rowinsky also served as an Associate Professor of Oncology at Johns Hopkins University until 1996. Dr. Rowinsky’s research and clinical interests include preclinical, translational, and early clinical and pharmacological studies of novel anticancer drugs, as well as discerning and evaluating developmental and regulatory strategies. He is the Editor-in-Chief of Investigational New Drugs, and an Associate Editor of Cancer Research, Clinical Cancer Research, Annals of Oncology, and several other oncology journals. He serves on the Board of Scientific Counselors of the National Cancer Institute. Dr. Rowinsky received a B.A. degree from New York University and an M.D. degree from the Vanderbilt University School of Medicine. Following his residency in internal medicine, he completed fellowship training in medical oncology at the Johns Hopkins University School of Medicine.

Ana I. Stancic, 48, joined the Company as Vice President, Controller and Chief Accounting Officer on February 4, 2004. Prior to joining the Company, she was Vice President and Controller at Savient Pharmaceuticals, Inc from 2003 to February 2004. Ms. Stancic was Vice President and Chief Accounting Officer at Ogden Corporation from 1999 to 2002 and Regional Chief Financial Officer at OmniCare, Inc. from 1997 to 1999. In her current and former positions, Ms. Stancic is and was responsible for matters in the areas of corporate finance including financial reporting, treasury function, acquisitions, budgeting, financial risk management and/or corporate governance. Ms. Stancic began her career in 1985 at PricewaterhouseCoopers in the Assurance practice where she had responsibility for international and national companies in the pharmaceutical and services industries. Ms. Stancic is a Certified Public Accountant and holds an M.B.A. degree from Columbia Business School.

Information Concerning Former Executive Officers

Daniel S. Lynch, 48, terminated employment with the Company effective as of November 10, 2005. Prior to his termination, he had served as a director and Chief Executive Officer of the Company since February 2004. He joined the Company in April 2001 as its Vice President, Finance and Chief Financial Officer, later becoming Senior Vice President, Finance and Chief Financial Officer and Senior Vice President and Chief Administrative Officer.

S. Joseph Tarnowski, Ph.D., 52, resigned from the Company effective as of February 22, 2006. Prior to his resignation, he had served as Senior Vice President, Manufacturing Operations and Product Development since April 2001. He was Vice President, Product and Process Development from January 1999 through April 2001.

Audit Committee

The Audit Committee monitors the integrity of the Company’s financial statements, the independence, qualifications and performance of the independent registered public accounting firm, the performance of the Company’s internal auditors and the effectiveness of the Company’s disclosure controls and internal control over financial reporting. The Audit Committee is also responsible for retaining, evaluating, and, if appropriate, recommending the termination of, the Company’s independent registered public accounting firm. The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee operates under a written charter approved by the Board on August 14, 2003, as amended and restated. The amended and restated charter is posted on the Company’s website at www.imclone.com. The Audit Committee met nine times during fiscal year 2005. The current members of the Audit Committee are John A. Fazio (Chairman), William W. Crouse and William R. Miller. Each of these members is independent under Securities and Exchange Commission (“SEC”) and Nasdaq Stock Market, Inc. (“Nasdaq”) rules and listing standards currently in effect. The Board has determined that Mr. Fazio is an audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC reports of ownership of the Company’s securities and changes in reported ownership. Executive officers, directors and greater than ten percent stockholders are required by SEC rules to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on a review of the copies of such forms furnished to the Company, or written representations from the reporting persons that no Form 5 was required, the Company believes that, during the fiscal year ended December 31, 2005, all Section 16(a) filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners were met, other than a Form 4 filing by Mr. Erik D. Ramanathan not being timely filed, by two days, owing to an administrative error.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers, employees and consultants, a copy of which is posted on the Company’s website at www.imclone.com. The Company intends to disclose any substantive amendment or waivers to such code.

ITEM 11.         EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth the cash and non-cash compensation awarded to, earned by, or paid to each individual that served as our Chief Executive Officer (or Interim Chief Executive Officer, as the case may be) or acted in a similar capacity during the last completed fiscal year and our four most highly compensated executive officers, other than the foregoing individuals, who were serving at the end of the last completed fiscal year (our “named executive officers”) for each of the last three fiscal years.

	Annual Compensation						Long-Term Compensation Awards
Name and Principal Position	Year	Salary(1)	Bonus(2)		Other Annual Compensation(3)		Securities Underlying Options SARs		All Other Compensation(4)
Daniel S. Lynch(5)	2005	$486,000	—		—		—		$288
Former Chief Executive	2004	503,477	400,000	(6)	—		282,500		104
Officer	2003	414,818	425,000	(7)	—		71,500		104
Philip Frost, M.D., Ph.D.(8)	2005	$320,077	$190,000		$116,818	(9)	100,000	(10)	$2,521
Executive Vice President,	2004	—	—		—		—		—
Chief Scientific Officer	2003	—	—		—		—		—
(Former Interim Chief
Executive Officer)
Eric K. Rowinsky, M.D.	2005	$324,519	$150,000		$468,876	(11)	75,000	(12)	$6,300
Senior Vice President,	2004	—	—		—		—		—
Chief Medical Officer	2003	—	—		—		—		—
Michael J. Howerton	2005	$327,000	$141,000		—		—		$2,610
Senior Vice President,	2004	299,197	120,000		—		57,500		960
Chief Financial Officer	2003	266,316	125,000		—		38,500		1,702
S. Joseph Tarnowski(13)	2005	$305,200	$132,000		—		—		$6,300
Former Senior Vice	2004	292,468	112,000		—		7,500		2,985
President, Manufacturing	2003	255,832	125,000		—		16,500		1,636
Operations and
Product Development
Ronald A. Martell	2005	$277,950	$120,000		—		—		$6,300
Senior Vice President,	2004	268,010	102,000		—		7,500		3,193
Commercial Operations	2003	231,057	100,000		—		23,500		1,372

(1)             Amounts shown include compensation deferred pursuant to Section 401(k) of the Internal Revenue Code (the “Code”) and/or compensation for unused vacation time.

(2)             The Compensation Committee awards bonuses to executive officers under the Company’s shareholder approved annual incentive plan. The annual incentive plan, which satisfies the requirements of Section 162(m) of the Code, provides for maximum permitted bonuses based on a percentage of operating income, with actual bonuses determined within such limit based on performance criteria related to revenues, earnings, achievement of specific product related targets and a discretionary factor. Certain employment agreements have also provided for the payment of minimum guaranteed bonuses. Amounts shown include awards paid relative to services rendered in each of the last three fiscal years. All bonus awards for each of the last three fiscal years were paid in cash. Bonuses are recorded for the period in which they were earned.

(3)             Excludes perquisites and other personal benefits, securities or properties received by each named executive officer  which did not equal or exceed the lesser of $50,000 or 10% of such individual’s base salary plus bonus.

(4)             Amounts shown include amounts paid by the Company as a matching contribution to employees’ 401(k) accounts.

(5)             Mr. Lynch terminated employment with the Company effective November 10, 2005 after having been named Senior Vice President and Chief Administrative Officer, Acting Chief Executive Officer on April 29, 2003 and Chief Executive Officer on February 12, 2004.

(6)             Pursuant to the terms of an employment agreement dated March 19, 2004 (which amended and restated his employment agreement dated September 19, 2001), Mr. Lynch’s annual bonus was not to exceed 200% of his base salary for any given year.

(7)             Pursuant to the terms of an employment agreement dated September 19, 2001, Mr. Lynch was guaranteed a minimum annual bonus that was not less than his base salary for the relevant bonus year.

(8)             Dr. Frost ceased serving as Interim Chief Executive Officer of the Company effective January 23, 2006.

(9)             Consists of $100,000 paid as a sign-on bonus and $16,818 as payment for services as Interim Chief Executive Officer of the Company during 2005.

(10)       Consists of options granted in connection with Dr. Frost’s appointment as Executive Vice President, Chief Scientific Officer on March 1, 2005.

(11)       Consists of $100,000 paid as a sign-on bonus, $234,522 paid as a relocation bonus and $134,354 paid as reimbursement of moving expenses.

(12)       Consists of options granted in connection with Dr. Rowinsky’s appointment as Senior Vice President, Chief Medical Officer on February 21, 2005.

(13)       Dr. Tarnowski resigned from the Company effective February 22, 2006.

Option Grants For Fiscal Year 2005

The following table sets forth certain information relating to stock option grants to the named executive officers of the Company for the year ended December 31, 2005.

			Individual Grants			Potential Realizable
			Percent of			Value at Assumed
	Number of		Total			Annual Rates of
	Securities		Options			Stock Price
	Underlying		Granted	Exercise of		Appreciation for
	Options		to Employees	Base Price	Expiration	Option Term($)(3)
Name	Granted(1)		in Fiscal 2005	($/Share)(2)	Date	5%	10%
Daniel S. Lynch	0	(4)	—	—	—	—	—
Former Chief Executive Officer
Philip Frost, M.D., Ph.D.	100,000	(5)	13.88%	$43.93	2/28/2015	$2,761,778	$6,998,336
Executive Vice President, Chief Scientific Officer (Former Interim Chief Executive Officer)
Eric K. Rowinsky, M.D.	75,000	(6)	10.42%	$42.52	2/20/2015	$2,004,851	$5,080,285
Senior Vice President, Chief Medical Officer
Michael J. Howerton	0	(7)	—	—	—	—	—
Senior Vice President, Chief Financial Officer
S. Joseph Tarnowski	0	(8)	—	—	—	—	—
Former Senior Vice President, Manufacturing Operations and Product Development
Ronald A. Martell	0	(9)	—	—	—	—	—
Senior Vice President, Commercial Operations

(1)             The Company granted options to purchase a total of 720,000 shares of common stock to employees during 2005.

(2)             Options were granted to purchase common stock at an exercise price that equaled the fair market value of the common stock on the date of the grant.

(3)             The amounts set forth in the three columns represent hypothetical gains that might be achieved by the holders if the respective options are exercised at the end of their terms. These gains are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the dates the respective options were granted.

(4)             Mr. Lynch terminated employment with the Company effective November 10, 2005 after having been named Senior Vice President and Chief Administrative Officer, Acting Chief Executive Officer on April 29, 2003 and Chief Executive Officer on February 12, 2004.

(5)             Consists of options granted in connection with Dr. Frost’s appointment as Executive Vice President, Chief Scientific Officer on March 1, 2005, which became fully vested and exercisable on December 16, 2005 when the Board of Directors and the Compensation Committee of the Board approved the acceleration of vesting of unvested Company stock options with exercise prices equal to or greater than $33.44 per share (the closing price of the Company’s common stock on the Nasdaq National Market on December 16, 2005) outstanding as of December 16, 2005, provided, however, that all of these options were subject to the restrictions on sales, transfers, pledges and other dispositions set forth in the lock-up agreement between the individual and the Company dated December 21, 2005, as discussed in greater detail in the Company’s Current Report on Form 8-K filed on December 21, 2005 (the “Lock-Up Restrictions”) as of December 31, 2005. On January 18, 2006, Dr. Frost was granted 25,000 options with respect to his 2005 performance at an exercise price of $34.14. These options will be become exercisable as to 33 1/3% of the shares on each of the first, second and third anniversaries of the date of grant.

(6)             Consists of options granted in connection with Dr. Rowinsky’s appointment as Senior Vice President, Chief Medical Officer on February 21, 2005, which became fully vested and exercisable on December 16, 2005 when the Board of Directors and the Compensation Committee of the Board approved the acceleration of vesting of unvested Company stock options with exercise prices equal to or greater than $33.44 per share (the closing price of the Company’s common stock on the Nasdaq National Market on December 16, 2005) outstanding as of December 16, 2005, provided, however, that all of these options were subject to the Lock-Up Restrictions as of December 31, 2005.  On January 18, 2006, Dr. Rowinsky was granted 25,000 options with respect to his 2005 performance at an exercise price of $34.14. These options will be become exercisable as to 33 1/3% of the shares on each of the first, second and third anniversaries of the date of grant.

(7)             On January 18, 2006, Mr. Howerton was granted 20,000 options with respect to his 2005 performance at an exercise price of $34.14. These options will be become exercisable as to 33 1/3% of the shares on each of the first, second and third anniversaries of the date of grant.

(8)             Dr. Tarnowski resigned from the Company effective February 22, 2006. On January 18, 2006, Dr. Tarnowski was granted 10,000 options with respect to his 2005 performance at an exercise price of $34.14. These options were canceled as of his termination date.

(9)             On January 18, 2006, Mr. Martell was granted 10,000 options with respect to his 2005 performance at an exercise price of $34.14. These options will be become exercisable as to 33 1/3% of the shares on each of the first, second and third anniversaries of the date of grant.

Aggregated Option Exercises in 2005 and Fiscal Year-End Option Values

The following table sets forth aggregated option exercises during 2005 by the named executive officers and the value of the options held by such persons on December 31, 2005, whether or not exercisable on such date.

			Number of Shares
			Underlying Unexercised			Value of Unexercised
	Shares		Options at			In-the-Money Options at
	Acquired on	Value	December 31, 2005			December 31, 2005(1)
Name	Exercise(#)	Realized($)	Exercisable		Unexercisable	Exercisable($)	Unexercisable($)
Daniel S. Lynch(2)	0	$0	881,500		0	$3,026,525	$0
Former Chief Executive
Officer
Philip Frost, M.D., Ph.D.	0	$0	100,000	(3)	0	$0	$0
Executive Vice President,
Chief Scientific Officer
(Former Interim
Chief Executive Officer)
Eric K. Rowinsky, M.D.	0	$0	75,000	(4)	0	$0	$0
Senior Vice President,
Chief Medical Officer
Michael J. Howerton	5,000 (5)	$140,300	187,250	(6)	0	$605,463	$0
Senior Vice President,
Chief Financial Officer
S. Joseph Tarnowski(7)	19,000 (8)	$610,932	238,362	(9)	0	$3,164,984	$0
Former Senior Vice
President,
Manufacturing
Operations and Product
Development
Ronald A. Martell	0	$0	283,459	(10)	0	$4,909,203	$0
Senior Vice President,
Commercial Operations

(1)             The values were calculated by multiplying the closing market price of the Company’s common stock on December 30, 2005 ($34.24 per share as reported by the Nasdaq National Market on that date) by the respective number of shares and subtracting the aggregate exercise price, without making any adjustments for vesting, termination, contingencies or other variables. If the exercise price of an option is equal to or greater than $34.24, the option is deemed to have no value.

(2)             Mr. Lynch terminated employment with the Company effective November 10, 2005 after having been named Senior Vice President and Chief Administrative Officer, Acting Chief Executive Officer on April 29, 2003 and Chief Executive Officer on February 12, 2004.

(3)             All of these options were subject to the Lock-Up Restrictions as of December 31, 2005.

(4)             All of these options were subject to the Lock-Up Restrictions as of December 31, 2005.

(5)             Mr. Howerton exercised and sold these employee stock options pursuant to a trading plan dated August 31, 2005 qualified under Rule 10b5-1 of the Exchange Act.

(6)             Includes 41,250 options subject to the Lock-Up Restrictions as of December 31, 2005.

(7)             Dr. Tarnowski resigned from the Company effective February 22, 2006.

(8)             Dr. Tarnowski exercised and sold these employee stock options pursuant to three trading plans dated August 20, 2004, October 14, 2004 and January 28, 2005 qualified under Rule 10b5-1 of Exchange Act.

(9)             Includes 3,750 options subject to the Lock-Up Restrictions as of December 31, 2005.

(10)       Includes 6,250 options subject to the Lock-Up Restrictions as of December 31, 2005.

Long-Term Incentive Compensation for Fiscal Year 2005

The following table sets forth certain additional disclosure relating to long-term incentive compensation awards, made in January 2006, to the named executive officers of the Company with respect to performance for the year ended December 31, 2005.

	Number of		Estimated Future Payouts Under Non-Stock Price-Based Plans(1)
Name and Principal Position	Shares, Units or Other Rights	Performance or Other Period Until Maturation or Payout	Threshold ($ or #)	Target ($ or #)	Maximum ($ or #)
Daniel S. Lynch	—	—	—	—	—
Former Chief Executive Officer
Philip Frost, M.D., Ph.D.	—	January 1, 2006 through	$0	$85,000	$127,500
Executive Vice President		December 31, 2007
and Chief Scientific
Officer (Former Interim	—	January 1, 2006 through	$0	$85,000	$127,500
Chief Executive Officer)		December 31, 2008
Eric K. Rowinsky, M.D.	—	January 1, 2006 through	$0	$75,000	$112,500
Senior Vice President and		December 31, 2007
Chief Medical Officer
	—	January 1, 2006 through December 31, 2008	$0	$75,000	$112,500
Michael J. Howerton	—	January 1, 2006 through	$0	$75,000	$112,500
Senior Vice President and		December 31, 2007
Chief Financial Officer
	—	January 1, 2006 through December 31, 2008	$0	$75,000	$112,500
S. Joseph Tarnowski	—	January 1, 2006 through	$0	$75,000	$112,500
Former Senior Vice		December 31, 2007
President, Manufacturing
Operations and	—	January 1, 2006 through	$0	$75,000	$112,500
Product Development		December 31, 2008
Ronald A. Martell	—	January 1, 2006 through	$0	$75,000	$112,500
Senior Vice President,		December 31, 2007
Commercial Operations
	—	January 1, 2006 through December 31, 2008	$0	$75,000	$112,500

(1)           On January 18, 2006, employees of the Company, including the named executive officers then employed by the Company, received a target cash award opportunity under the Company’s 2006-2008 Retention Plan for the performance periods commencing on January 1, 2006 and ending on, respectively, December 31, 2007 and December 31, 2008. The amount of the award received by a recipient will be calculated at the end of the performance period by comparing the Company’s share price at the beginning of the performance period with the Company’s share price at the end of the performance period based on a 30-day average. The cash bonus for the recipient will generally be calculated by adjusting the target award opportunity between 100% and 150% based on any Company share price increase. No bonus will be payable in respect of the performance period if the Company’s share price at the conclusion of the performance period is less than the share price at the beginning of the performance period.

Cash bonuses under the plan are payable following the end of the performance period, provided that the recipient remains continuously employed by the Company through that date. Special rules apply in the event of a change in control of the Company during the performance period, and in the event the recipient’s employment terminates during the performance period due to death or disability.

Employment Contract and Change-in-Control Arrangements

Employment Agreement with Daniel S. Lynch.   The Company entered into an employment agreement with Daniel S. Lynch, its former Chief Executive Officer, on March 19, 2004, as amended December 7, 2005 for purposes of Section 409A of the Code, including the deferral of payments thereunder. By mutual agreement with the Board of Directors, Mr. Lynch’s resignation from the Company, effective November 10, 2005, was treated as a termination by the Company without cause under that agreement. Accordingly, as of his termination of employment, Mr. Lynch became entitled to (1) his unpaid base salary and expenses, (2) a cash payment of $2,769,318 (equivalent to 300% of the sum of his base salary in effect on the date of termination plus the three-year average of the actual bonuses paid with respect to the three years immediately preceding the year of termination), payable as follows: (i) 16 2/3% payable in a lump sum on May 11, 2006, (ii) 16 2/3% payable in equal installments, in accordance with the Company’s regular payroll practice, over the six-month period commencing on May 11, 2006 and (iii) 66 2/3% payable in a lump sum on November 10, 2006, and (3) the immediate vesting of all stock options held by Mr. Lynch, with such stock options to remain exercisable for periods of 90 days or one year, depending upon the option grant.

The employment agreement also contains standard confidentiality, non-competition and non-solicitation provisions.

Senior Executive Severance Plan.   To enhance the predictability of treatment for executives at the level of Vice President, Senior Vice President and Executive Vice President whose employment with the Company is terminated by the Company without cause (as such concept is explained in the plan), the Compensation Committee approved and adopted a Senior Executive Severance Plan effective as of October 20, 2004.

As a condition to receipt of benefits under the plan, a participating employee must sign an agreement and general release in a form acceptable to the plan administrator under which the participant agrees to certain confidentiality and non-solicitation provisions for a period of one year following his or her employment termination date, agrees to certain non-competition provisions for the duration of the employee’s receipt of severance pay, and releases and discharges the Company and its affiliates from any and all claims and liabilities relating to the employee’s employment with the Company or the termination of the employee’s employment. Receipt of benefits under the plan is also contingent upon the employee’s continued employment through the employment termination date designated by the Company. The severance amounts payable to an employee under the plan will be reduced, dollar-for-dollar, by the amount of any other termination payments paid or payable to the employee under any other plan, program or law (excluding any right to exercise stock options, any unemployment benefits payable in accordance with state law and payment for accrued but unused vacation).

The Senior Vice Presidents and Executive Vice Presidents who participate in the plan and sign the above-described agreement and release upon their termination without cause are entitled to receive an amount equal to one year’s base salary as severance and, if the employee would otherwise be eligible to elect employee-paid continued coverage under COBRA, Company-provided health insurance coverage for one year following a termination without “cause”, subject to cessation upon the employee’s becoming eligible for similar coverage offered by another employer. Senior Vice Presidents and Executive Vice Presidents would also be entitled continue their non-voluntary life insurance coverage provided by the Company with the premiums paid by the Company for 12 months after a termination without cause, subject to cessation when the employee becomes eligible for coverage under a life insurance plan or policy of another employer. Vice Presidents who meet the above criteria are entitled to the greater of six months’ base salary or two weeks’ base salary for each year of service with the Company, as well as six months of Company-paid health and life insurance coverage, subject to the conditions described above.

Transition Severance Plan.   The Compensation Committee adopted the Transition Severance Plan (the “Transition Plan”), effective March 1, 2006, to provide additional protection on termination for certain Vice Presidents of the Company and termination protection for select other employees. Under this plan, each covered employee is eligible to receive a severance payment from the Company (varying between six and twelve months of the employee’s base salary) upon any involuntary termination of his or her employment by the Company without cause and, following any change in control of the Company, upon his or her voluntary termination of employment for good reason. The Transition Plan’s duration is 18 months.

As a condition to receipt of benefits under the Transition Plan, a participating employee must sign an agreement and general release in a form acceptable to the plan administrator under which the participant releases and discharges the Company and its affiliates from any and all claims and liabilities relating to the employee’s employment with the Company or the termination of the employee’s employment. Receipt of benefits under the plan is also contingent upon the employee’s continued employment through the employment termination date designated by the Company. The severance amounts payable to an employee under the plan will be reduced, dollar-for-dollar, by the amount of any other termination payments paid or payable to the employee under any other plan, program or law (excluding any right to exercise stock options or other long-term incentive awards, any unemployment benefits payable in accordance with state law and payment for accrued but unused vacation). With respect to participating employees in a position at the level of Vice President, the severance pay amounts under the Transition Plan are intended to be in lieu of, and not in addition to, any amounts otherwise payable under the Senior Executive Severance Plan, if applicable to such participant pursuant to the terms of that plan, and such participant may be eligible for the continued health benefits set forth in the Senior Executive Severance Plan, if applicable to such participant pursuant to the terms of that plan.

Change-in-Control Plan.   The Board adopted a Change-in-Control Plan effective September 1, 2004, as amended February 16, 2006. The purpose of the plan is to maintain the focus of certain key employees of the Company on the business, mitigate the distractions that could be caused if the Company were to become the target of an acquisition strategy, and provide certain benefits to the covered employees if a change-in-control of the Company (as such term is defined in the plan, a “Change-in-Control”) occurs and/or the employee’s employment is terminated in connection with such change-in-control. Participants in the Change-in-Control Plan are determined by the Compensation Committee. Currently, Drs. Frost and Rowinsky and Messrs. Howerton, Martell, Crowley and Ramanathan and Ms. Cammy and Ms. Rabney (each, a tier 2 participant), and Ms. Stancic (a tier 3 participant), participate in the Change-in-Control Plan.

In the event of a Change-in-Control, all equity-based compensation awards held by the plan participants will vest in full (unless the Compensation Committee determines that the participants’ awards will be substituted for equity awards in the surviving entity of equivalent economic value) and any deferred compensation of participants will become nonforfeitable. In addition, if a participant in the Change-in-Control Plan is terminated in connection with a change-in-control by the Company without cause or by the participant for good reason (as such terms are defined in the plan), the Company will pay to the participant a cash payment equal to the participant’s earned but unpaid base salary and bonus, unreimbursed expenses, any other accrued obligations, a pro rata bonus based on target bonus for the year of termination, and a multiple of base salary and bonus (with the multiplier ranging from 0.5 to three based on the tier assigned to the participant under the plan, with tier 2 participants receiving a multiplier of 2 and tier 3 participants receiving a multiplier of 1).

In connection with a termination described in the preceding sentence, if the participant signs a waiver and release of claims against the Company and its affiliates, each participant will vest in full in all long-term incentive arrangements he or she has with the Company and be entitled to continued health coverage for six to 18 months (based on the participant’s plan tier) and outplacement services for six months. These benefits are reduced by any other severance amounts for which the participants are eligible under any other arrangement of the Company or its subsidiaries. As a condition to receipt of these benefits, each participant agrees to be bound by noncompetition, nonsolicitation, confidentiality, return of Company property, and cooperation covenants contained in the plan. The plan permits alternative treatment of excise taxes imposed on participants pursuant to Section 4999 of the Code. Drs. Frost and Rowinsky and Messrs. Howerton, Martell and Crowley are eligible to receive a full gross-up payment by the Company, subject to the Plan’s limitations, and Mr. Ramanathan and Mmes. Cammy, Rabney and Stancic are eligible to receive the better of a payout cutback or no adjustment treatment, in each case as set forth in greater detail in the Company’s Current Report on Form 8-K filed February 23, 2006.

Compensation Committee Interlocks and Insider Participation

No member of the Company’s Compensation Committee was engaged in a related party transaction with, or was an officer or employee of, the Company or its subsidiaries during 2005. Mr. Fischer ceased serving on the Compensation Committee upon his appointment as Interim Chief Executive Officer. There are no interlocking relationships involving the Company’s Compensation Committee and the board of directors or compensation committee of any other company that would require disclosure under the executive compensation rules of the SEC.

Directors’ Cash Compensation

In 2005, the Chairman of the Board was paid an annual fee of $60,000 while the Vice Chairman of the Board was paid an annual fee of $50,000 (pro rated to reflect service in that capacity commencing on June 15, 2005). Each other director, other than Mr. Lynch, was paid an annual fee of $40,000. Each non-employee director is reimbursed for his reasonable out-of-pocket expenses incurred in connection with his Board and Board committee activities.

During 2005, the chairmen of the Audit Committee and Compensation Committee received $15,000 and $12,500, respectively, as compensation for their services as committee chairmen. The chairmen of the Nominating and Corporate Governance Committee, Research and Development Oversight Committee, Head and Neck Committee, Chief Executive Officer Search Committee and Executive Committee each received $10,000, or a pro rated portion thereof for portions of the fiscal year served, as compensation for their services as committee chairmen. The chairman of the Head and Neck Committee received an aggregate amount of $1,000 for the first two hours of work spent in connection with committee business or functions each day, and compensation at the rate of $250 per hour thereafter (not to exceed $60,000 annually). Each member of the Audit Committee (other than the chairman) was paid annual compensation of $5,000, or a pro rated portion thereof for portions of the fiscal year served. In addition, during 2005, each non-employee director received a fee of $1,500 for each in-person Board or committee meeting attended and $1,000 for each telephonic Board or committee meeting attended that exceeded 30 minutes in length.

The Board has approved the foregoing compensation guidelines for 2006 service, with the exception of fees payable to the Chairman of the Audit Committee, who, effective February 28, 2006, is entitled to receive $20,000 in annual compensation for service in that capacity. The Board disbanded both the Executive Committee and Head and Neck Committee in 2006.

While he serves as Interim Chief Executive Officer of the Company, Mr. Fischer is not entitled to receive Board or Board committee meeting or service fees, although Mr. Fischer did receive a pro rated portion of the annual Board fee reflecting his service as a director through January 23, 2006 and committee meeting and service fees through that date. Upon his appointment as Interim Chief Executive Officer of the Company, Mr. Fischer ceased serving on the Audit and Compensation Committees.

Directors’ Stock Options

In 2005, the Chairman of the Board was granted options to purchase 45,000 shares of common stock while each non-employee director of the Company was granted options to purchase 30,000 shares of common stock. Such annual option grants vest quarterly, subject to the individual’s continued service on the Board on the scheduled date of vesting and have an exercise price equal to the fair market value of the common stock on the date of grant. However, in the event a non-employee director leaves the Board, his annual share option grant vests daily for the quarterly period in which his service as a director ended. Specific details of all non-employee director stock option grants awarded in 2005 are set forth in the table below.

With respect to 2006 service, in September 2005 the Board approved guidelines providing for option grants to the Chairman, Vice Chairman and other non-employee directors of the Company to purchase 30,000, 25,000 and 20,000 shares, respectively, of the Company’s common stock. Such stock options were granted on January 18, 2006 pursuant to the terms of the Company’s 2002 Non-Qualified Stock Option Plan at a per share exercise price of $34.14, which is equal to the fair market value of the common stock on the date of grant.

The Board further determined that, beginning in 2006, any non-employee director newly joining the Board is entitled to receive a one-time grant of stock options to purchase 20,000 shares of the Company’s common stock upon first becoming a director, pro rated based on the portion of the fiscal year served. Previously, such newly joining directors were entitled to receive a 50,000 stock option grant. Such options vest 25% annually over the four-year period commencing with the date of grant, subject to such individual’s continued service on the Board on the scheduled date of vesting, and have an exercise price equal to the fair market value of the common stock on the date of grant. From time to time, non-employee directors of the Company may be granted additional options in consideration for providing services on the Board.

Name	Number of Options Granted in 2005(1)
Andrew G. Bodnar, M.D., J.D.	30,000
William W. Crouse	30,000
Vincent T. DeVita, Jr., M.D.	30,000
John A. Fazio	30,000
Joseph L. Fischer	30,000
David M. Kies	45,000
William R. Miller	30,000
David Sidransky, M.D.	30,000

(1)          Options were granted, pursuant to the terms of the Company’s 2002 Non-Qualified Stock Option Plan, on January 3, 2005 at a per share exercise price of $46.12, which is equal to the fair market value of the common stock on the date of grant. The options vested quarterly, became exercisable in their entirety on December 16, 2005 and will terminate on January 2, 2015.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Holders

The following table shows the amount of the Company’s common stock beneficially owned by each person or group who is known by the Company, in reliance on Schedules 13D and 13G filed with the SEC, to beneficially own more than 5% of the Company’s outstanding shares of common stock. In general, “beneficial ownership” refers to shares that an individual or entity has the power to vote or dispose of and stock options that are exercisable for 60 days thereafter. Unless otherwise indicated below or in the applicable Schedule 13D or 13G filing, each person named below holds sole investment and voting power, other than the powers that may be shared with the person’s spouse under applicable law.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)(2)
Bristol-Myers Squibb Company(3)	14,392,003	17.13%
345 Park Avenue
New York, NY 10154
CAM North America, LLC, Smith Barney Fund Management LLC and Salomon Brothers Asset Management Inc., as a group(4)	10,165,934	12.10%
399 Park Avenue
New York, NY 10022
Carl C. Icahn(5)	8,228,452	9.80%
c/o Icahn Associates Corp.
767 Fifth Avenue, 47th Floor
New York, NY 10153
Capital Group International, Inc.(6)	6,137,230	7.31%
11100 Santa Monica Boulevard
Los Angeles, CA 90025
FMR Corp.(7)	5,724,864	6.81%
82 Devonshire Street
Boston, MA 02109

(1)          The percentage of voting stock owned by each stockholder is calculated by dividing: (1) the number of shares deemed to be beneficially held by such stockholder as of April 13, 2006, as determined in accordance with Rule 13d-3 under the Exchange Act of 1934; by (2) the sum of (A) 84,005,123, which is the number of shares of common stock outstanding as of April 13, 2006; plus (B) the number of shares of common stock issuable upon the exercise of options and other derivative securities, if any, exercisable as of April 13, 2006 and 60 days thereafter held by the stockholder.

(2)          The stockholder’s percentage of beneficial ownership of the class is current as of April 13, 2006 and therefore may not reflect the percentage reported in the stockholder’s latest Schedule 13G or Schedule 13D filing filed prior to April 13, 2006.

(3)          This information is furnished in reliance on Amendment No. 3 to the stockholder’s Schedule 13D filed with the SEC on February 1, 2006.

(4)          This information is furnished in reliance on the stockholders’ Schedule 13G filed with the SEC on January 10, 2006. The foregoing Schedule 13G includes beneficial ownership of Smith Barney Fund

Management LLC in the amount of 6,265,715 shares of common stock, or 7.46% of the Company’s common stock as of April 13, 2006.

(5)          This information is furnished in reliance on the stockholder’s Schedule 13D filed with the SEC on February 14, 2006. The foregoing Schedule 13D reflects beneficial ownership of Barberry Corp, together with its affiliates Hopper Investments LLC and High River Limited Partnership, in the amount of 5,302,849 shares of common stock, or 6.31% of the Company’s common stock as of April 13, 2006 (inclusive of amounts held by Hopper Investments LLC and High River Limited Partnership). See the Schedule 13D filing for certain disclaimers of beneficial ownership.

(6)          This information is furnished in reliance on the stockholder’s Schedule 13G filed with the SEC on February 9, 2006. The foregoing Schedule 13G reflects beneficial ownership of Capital Guardian Trust Company in the amount of 5,809,230 shares of common stock, or 6.92% of the Company’s common stock as of April 13, 2006. See the Schedule 13G filing for certain disclaimers of beneficial ownership.

(7)          This information is furnished in reliance on Amendment No. 9 to the stockholder’s Schedule 13G, filed with the SEC on February 14, 2006.

Director and Executive Officers

The following table shows certain information regarding the amount of the Company’s common stock beneficially owned as of April 13, 2006 by the members of the Company’s Board of Directors, the Company’s named executive officers and the directors and executive officers of the Company as a group.

Name, Address and Position(1)	Amount and Nature of Beneficial Ownership(2)		Percent of Class(3)
Andrew G. Bodnar, M.D., J.D., Director	175,000	(4)	*
William W. Crouse, Director	113,434	(5)	*
Vincent T. DeVita, Jr., M.D., Director	297,555	(6)	*
John A. Fazio, Director	115,833	(7)	*
Joseph L. Fischer, Interim Chief Executive Officer and Director	126,061	(8)	*
David M. Kies, Chairman of the Board	583,075	(9)	*
William R. Miller, Director	247,111	(10)	*
David Sidransky, M.D., Vice Chairman of the Board .	114,684	(11)	*
Daniel S. Lynch, Former Chief Executive Officer and Director	881,500	(12)	*
Philip Frost, M.D., Ph.D., Executive Vice President, Chief Scientific Officer (Former Interim Chief Executive Officer)	100,000	(13)	*
Eric Rowinsky, M.D., Senior Vice President, Chief Medical Officer	76,200	(14)	*
Michael J. Howerton, Senior Vice President, Chief Financial Officer	187,786	(15)	*
S. Joseph Tarnowski, Ph.D., Former Senior Vice President, Manufacturing Operations and Product Development	247,357	(16)	*
Ronald A. Martell, Senior Vice President, Commercial Operations	290,008	(17)	*
All Directors and Executive Officers as a Group (14 persons)	3,555,604	(18)	4.11%

*                    Less than 1%.

(1)          Unless otherwise noted, each person’s address is in care of ImClone Systems Incorporated, 180 Varick Street, New York, NY 10014.

(2)          Unless otherwise noted, consists of both the number of shares that an individual has the power to vote or dispose of and stock options that are exercisable as of April 13, 2006 and 60 days thereafter.

(3)          The percentage of voting stock owned by each stockholder or group is calculated by dividing: (1) the number of shares deemed to be beneficially held by such stockholder or group as of April 13, 2006, as determined in accordance with Rule 13d-3 under the Exchange Act, by (2) the sum of (A) 84,005,123, which is the number of shares of common stock outstanding as of April 13, 2006 plus (B) the number of shares of common stock issuable upon the exercise of options and other derivative securities, if any, exercisable as of April 13, 2006 and 60 days thereafter held by the stockholder or group. Except as indicated by footnote, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, other than the powers that may be shared with the person’s spouse under applicable law.

(4)          Address is in care of Bristol-Myers Squibb Company, 345 Park Avenue, New York, New York 10154. Consists of 175,000 shares issuable upon the exercise of options exercisable as of June 12, 2006.

(5)          Consists of 113,434 shares issuable upon the exercise of options exercisable as of June 12, 2006, with 25,000 of such options being subject to the Lock-Up Restrictions.

(6)          Includes 240,000 shares issuable upon the exercise of options exercisable as of June 12, 2006.

(7)          Consists of 115,833 shares issuable upon the exercise of options exercisable as of June 12, 2006.

(8)          Includes 125,761 shares issuable upon the exercise of options exercisable as of June 12, 2006, with 25,000 of such options being subject to the Lock-Up Restrictions.

(9)          Includes 232,967 shares issuable upon the exercise of options exercisable as of June 12, 2006; 26,700 shares held by a family foundation of which Mr. Kies is one of the trustees; 16,400 shares held as co-trustee for a trust for Mr. Kies’ eldest minor son; and 615 shares held by Mr. Kies’ spouse as to which Mr. Kies disclaims beneficial ownership.

(10)   Includes 125,000 shares issuable upon the exercise of options exercisable as of June 12, 2006.

(11)   Consists of 114,684 shares issuable upon the exercise of options exercisable as of June 12, 2006, with 25,000 of such options being subject to the Lock-Up Restrictions.

(12)   This number represents Mr. Lynch’s common stock beneficial ownership as of November 10, 2005, the effective date of his termination as an executive officer and director of the Company. Consists of 881,500 shares that were issuable upon the exercise of options exercisable as of November 10, 2005, of which 599,000 were outstanding as of April 13, 2006.

(13)   Consists of 100,000 shares issuable upon the exercise of options exercisable as of June 12, 2006, with 75,000 of such options being subject to the Lock-Up Restrictions.

(14)   Includes 75,000 shares issuable upon the exercise of options exercisable as of June 12, 2006, with 56,250 of such options being subject to the Lock-Up Restrictions.

(15)   Includes 187,250 shares issuable upon the exercise of options exercisable as of June 12, 2006, with 41,250 of such options being subject to the Lock-Up Restrictions and 100 shares held by Mr. Howerton’s spouse as to which Mr. Howerton disclaims beneficial ownership.

(16)   This number represents Dr. Tarnowski’s common stock beneficial ownership as of February 22, 2006, the effective date of his termination as an executive officer of the Company. Includes 237,362 shares that were issuable upon the exercise of options exercisable as of February 22, 2006, none of which was outstanding as of April 13, 2006.

(17)   Includes 283,459 shares issuable upon the exercise of options exercisable as of June 12, 2006, with 6,250 of such options being subject to the Lock-Up Restrictions.

(18)   Includes an aggregate of 2,487,388 shares issuable upon the exercise of options exercisable as of June 12, 2006, with 253,750 of such options being subject to the Lock-Up Restrictions.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2005, relating to equity compensation plans of the Company pursuant to which equity securities of the Company are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights(a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))(c)
Equity Compensation Plans Approved by Stockholders	9,609,691	$38.83	1,225,982	(1)
Equity Compensation Plans Not Approved by Stockholders(2)	3,009,502	$32.74	323,000	(3)
Total	12,619,193	$37.38	1,548,982

(1)          Consists of securities available for issuance under the Company’s 2002 Stock Option Plan only.

(2)          The Company’s 1998 Non-Qualified Stock Option Plan and 2005 Inducement Stock Option Plan are the only equity compensation plans that were adopted without shareholder approval. The material features of these plans are summarized below. The Company is no longer granting options under the 1998 Non-Qualified Stock Option Plan.

(3)          Consists of securities available for issuance under the Company’s 2005 Inducement Stock Option Plan only.

As of March 31, 2006, 12,672,828 shares of common stock were available for issuance upon the exercise of outstanding options, with a weighted average exercise price of $37.54 and a weighted average term of 6.67 years. No restricted shares of common stock were outstanding at either December 31, 2005 or March 31, 2006. As of March 31, 2006, 638,818 shares of common stock were available for issuance under the Company’s 2002 Stock Option Plan and 272,000 shares of common stock were available for issuance under the Company’s 2005 Inducement Stock Option Plan. As of March 31, 2006, the Company had 84,001,073 outstanding shares of common stock.

1998 Non-Qualified Stock Option Plan.   The Company’s 1998 Non-Qualified Stock Option Plan (the “1998 Plan”) was adopted on May 27, 1998 and has not been approved by stockholders. The Company is no longer granting options under the 1998 Plan.

The maximum number of shares available for issuance under the 1998 Plan was 10 million, subject to adjustments for corporate transactions. Under the 1998 Plan, non-qualified stock options to purchase the Company’s common stock had been granted to persons who at the time of grant were consultants, advisors or employees of the Company. Each option granted under the 1998 Plan has a term not exceeding 10 years. The number of underlying shares, the exercise price and other terms and conditions of the stock options granted under the 1998 Plan were determined by the Compensation Committee, but, except as otherwise provided by such committee, unvested options are forfeited immediately upon a termination of employment for any reason except death or disability, and vested options are exercisable for 30 days after such termination. In the case of a termination by reason of death or disability, vested options are generally exercisable for 12 months.

Options granted under the 1998 Plan are not transferable except in the case of death or, if permitted by the Compensation Committee, to certain members of the immediate family of the optionee. The Board of Directors may amend or terminate the plan at any time except for actions which are adverse to options previously granted. The 1998 Plan is administered by the Compensation Committee.

2005 Inducement Stock Option Plan.   The Company’s 2005 Inducement Stock Option Plan (the “Inducement Plan”) was adopted by the Compensation Committee on October 17, 2005 and has not been approved by stockholders. The Inducement Plan was adopted for the sole purpose permitting the Company to make one-time grants of stock options to newly hired key employees who have not previously been employees or directors of the Company as an inducement to such persons entering into employment with the Company, in accordance with Nasdaq Marketplace Rule 4350(i)(1)(A)(iv). The Plan permits the Company to issue up to a total of 600,000 inducement options to eligible participants to purchase shares of common stock of the Company on terms and conditions set forth therein and in individual award agreements under the Plan, in each case on terms commensurate with options granted under the Company’s 2002 Stock Option Plan. The material terms of each such grant are promptly announced by the Company by press release pursuant to Nasdaq Marketplace Rule 4350(i)(1)(A)(iv).

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Relationship with Bristol-Myers Squibb Company

One of the Company’s directors, Dr. Andrew G. Bodnar, is also an officer of BMS, a Delaware corporation. The Company’s relationship with BMS is described below.

On September 19, 2001, the Company entered into an acquisition agreement (the “Acquisition Agreement”) with BMS and Bristol-Myers Squibb Biologics Company, a Delaware corporation which is a wholly-owned subsidiary of BMS (“BMS Biologics”), providing for the tender offer by BMS Biologics to purchase up to 14,392,003 shares of the Company’s common stock for $70.00 per share, net to the seller in cash. The tender offer by BMS Biologics, available to all stockholders, allowed for the Company’s then-current employees and directors who held exercisable options to purchase the Company’s shares of common stock having exercise prices less than $70.00 per share to conditionally exercise any or all of those options and tender the underlying shares in the tender offer. In connection with the Acquisition Agreement, the Company entered into the Stockholder Agreement, pursuant to which the Company agreed with BMS and BMS Biologics to various arrangements regarding the respective rights and obligations of each party with respect to, among other things, the ownership of shares of the Company’s common stock by BMS and BMS Biologics. The Stockholder Agreement also sets forth BMS’s (i) limitation on additional purchases of shares, (ii) option to purchase shares in the event of dilution and (iii) restrictions as to transfer of shares. Concurrently with the execution of the Acquisition Agreement and the Stockholder Agreement, the Company entered into a development, promotion, distribution and supply agreement (the “Commercial Agreement”) with BMS and E.R. Squibb & Sons, L.L.C. (“E.R. Squibb”), a Delaware limited liability company which is a wholly-owned subsidiary of BMS, relating to Erbitux®, the Company’s lead therapeutic product, pursuant to which, among other things, the parties are co-developing and co-promoting Erbitux in the United States and Canada, and co-developing and co-promoting Erbitux in Japan (either together or co-exclusively with Merck KGaA).

On March 5, 2002, the Company amended the Commercial Agreement with E.R. Squibb and BMS. The amendment changed certain economics of the Commercial Agreement and expanded the clinical and strategic role of BMS in the Erbitux development program. One of the principal economic changes to the Commercial Agreement resulted in the Company’s receipt of $140,000,000 on March 7, 2002, and an additional payment of $60,000,000 on March 5, 2003, in lieu of the $300,000,000 payment the Company would have received on acceptance by the United States Food and Drug Administration (“FDA”) of the Erbitux biologics license application under the original terms of the Commercial Agreement. In addition, the Company agreed to resume construction of the Company’s multiple product facility, BB50, as soon as reasonably practicable after the execution of the amendment.

On October 29, 2001, pursuant to the Acquisition Agreement, BMS Biologics accepted for payment, pursuant to the tender offer, 14,392,003 shares of the Company’s common stock on a pro rata basis from all tendering stockholders and those conditionally exercising stock options.

The Stockholder Agreement gave BMS the right to nominate two directors so long as its ownership interest in the Company is 12.5% or greater. Initially, BMS designated Dr. Peter S. Ringrose, BMS’s former Chief Scientific Officer and President, Pharmaceutical Research Institute, and Dr. Andrew G. Bodnar, BMS’s Senior Vice President, Strategy and Medical & External Affairs, as the BMS directors. BMS continues to have an ownership interest greater than 12.5% and to possess the right to nominate two directors. However, BMS has not yet nominated a replacement to fill the seat on the Board vacated by Dr. Ringrose, who retired in 2002 from his position at BMS, and also resigned from his director position with the Company. Therefore, the Company currently expects that BMS will nominate only one director for election at the Company’s next annual meeting of shareholders.

In exchange for the rights granted to BMS under the amended Commercial Agreement, the Company has received up-front and milestone payments totaling $900,000,000 in the aggregate, of which $200,000,000 was received on September 19, 2001, $140,000,000 was received on March 7, 2002, $60,000,000 was received on March 5, 2003, $250,000,000 was received on March 12, 2004 and $250,000,000 was received on March 31, 2006. No such further payments are contemplated by the Commercial Agreement. All such payments are non-refundable and non-creditable. Except for the Company’s expenses incurred pursuant to a co-promotion option that the Company has exercised, E.R. Squibb is responsible for 100% of the distribution, sales and marketing costs for Erbitux in the United States and Canada, and the Company and E.R. Squibb will each be responsible for 50% of the distribution, sales, marketing costs and other related costs and expenses in Japan. The Commercial Agreement provides that E.R. Squibb shall pay the Company distribution fees based on a percentage of annual sales of Erbitux by E.R. Squibb in the United States and Canada. The distribution fee is 39% of net sales in the United States and Canada. The Commercial Agreement also provides that the distribution fees for the sale of Erbitux in Japan by E.R. Squibb or the Company shall be equal to 50% of operating profit or loss with respect to such sales for any calendar month. In the event of an operating profit, E.R. Squibb shall pay the Company the amount of such distribution fee, and in the event of an operating loss, the Company shall credit E.R. Squibb the amount of such distribution fee. The Commercial Agreement provides that the Company shall be responsible for the manufacture and supply of all requirements of Erbitux in bulk form for clinical and commercial use in the United States, Canada and Japan and that E.R. Squibb shall purchase all of its requirements of Erbitux in bulk form for commercial use from the Company. The Company shall supply Erbitux in bulk form for clinical use at the Company’s fully burdened manufacturing cost plus a mark-up of 10%. In addition to the up-front and milestone payments, distribution fees for the United States, Canada and Japan and the 10% mark-up on the commercial supply of Erbitux, E.R. Squibb is also responsible for 100% of the cost of all clinical studies, other than those studies undertaken post-launch which are not pursuant to an investigational new drug application (e.g. phase IV studies), the cost of which shall be shared equally between E.R. Squibb and the Company, or as otherwise agreed. As between E.R. Squibb and the Company, each will be responsible for 50% of the cost of all clinical studies in Japan. The Company has also agreed, and may agree in the future, to share with E.R. Squibb, on terms other than the foregoing, costs of clinical trials that the Company believes are not potentially registrational but should be undertaken prior to launch in the United States, Canada or Japan.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

KPMG LLP served as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2005 and 2004. The aggregate fees billed by KPMG LLP for the fiscal years 2004 and 2005 for professional services rendered by KPMG LLP in connection with (a) the audits of the Company’s annual financial statements, management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting, (b) the reviews of the financial statements included in the Company’s Quarterly

Reports on Form 10-Q for the quarters ended March 31, June 30, and September 30, (c) services provided in connection with statutory and regulatory filings or engagements and (d) services provided in connection with our issuance of debt securities in 2004, were $1,887,022 and $1,619,500, respectively.

Audit-Related Fees

In fiscal year 2005, KPMG LLP billed $25,500 in audit-related fees relating to the audit of the financial statements of an employee benefit plan. KPMG LLP did not bill any such fees in fiscal year 2004.

Tax Fees

The aggregate fees billed by KPMG LLP for fiscal year 2004 professional tax services rendered for tax compliance and tax consultation were $121,650. KPMG LLP did not bill any such fees for fiscal year 2005.

All Other Fees

KPMG LLP did not bill any fees for fiscal years 2004 and 2005 for other services rendered.

Pre-Approval Policies and Procedures

Pursuant to its charter, the Audit Committee has the sole authority to appoint or replace the independent registered public accounting firm (subject, if applicable, to stockholder ratification). The Audit Committee is directly responsible for the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work. The independent registered public accounting firm is engaged by, and reports directly to, the Audit Committee.

The Audit Committee has adopted a formal policy whereby it pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent registered public accounting firm. In the event pre-approval for such auditing services and permitted non-audit services cannot be obtained as a result of inherent time constraints in the matter for which such services are required, the Chairman of the Audit Committee has been granted the authority to pre-approve such services, and will report for ratification such pre-approval to the Audit Committee at its next scheduled meeting. The Audit Committee has complied with the procedures set forth above, and has otherwise complied with the provisions of its charter.

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description	Incorporated by Reference
3.1	Certificate of Incorporation, as amended through December 31, 1998	D(3.1)
3.2	Amendment dated June 4, 1999 to the Company’s Certificate of Incorporation, as amended	H(3.1A)
3.3	Amendment dated June 12, 2000 to the Company’s Certificate of Incorporation, as amended	K(3.1A)
3.4	Amendment dated August 9, 2002 to the Company’s Certificate of Incorporation, as amended	Q(3.1C)
3.5	Amended and Restated By-Laws of the Company	Z(3.1)
4.1	Rights Agreement dated as of February 15, 2002 between the Company and EquiServe Trust Company, N.A., as Rights Agent	M(99.2)
4.2	Stockholder Agreement, dated as of September 19, 2001, among Bristol-Myers Squibb Company, Bristol-Myers Squibb Biologics Company and the Company	L(99.2D2)
4.3	Indenture dated as of May 7, 2004 by and between the Company and The Bank of New York, as Trustee and Form of 13/8% Convertible Notes Due 2024	V(4.5)
4.4	Registration Rights Agreement dated as of May 7, 2004 by and between the Company, as Issuer, and Morgan Stanley & Co., Incorporated and UBS Securities LLC, as the Initial Purchasers	V(4.6)
10.1	Company’s 1986 Employee Incentive Stock Option Plan, including form of Incentive Stock Option Agreement	A(10.1)
10.2	Company’s 1986 Non-qualified Stock Option Plan, including form of Non-qualified Stock Option Agreement	A(10.2)
10.3	1996 Incentive Stock Option Plan, as amended	O(99.1)
10.4	1996 Non-Qualified Stock Option Plan, as amended	O(99.2)
10.5	ImClone Systems Incorporated 1998 Non-Qualified Stock Option Plan, as amended	O(99.2)
10.6	ImClone Systems Incorporated 2002 Stock Option Plan	Q(99.8)
10.7	ImClone Systems Incorporated 1998 Employee Stock Purchase Plan	I(99.4)
10.8	Option Agreement, dated as of September 1, 1998, between the Company and Ron Martell	F(99.3)
10.10	License Agreement between the Company and the Regents of the University of California dated April 9, 1993	B(10.48)
10.11	Collaboration and License Agreement between the Company and the Cancer Research Campaign Technology, Ltd., signed April 4, 1994, with an effective date of April 1, 1994	B(10.50)
10.12	License Agreement between the Company and Rhone-Poulenc Rorer dated June 13, 1994	C(10.56)
10.13	Development and License Agreement between the Company and Merck KGaA dated December 14, 1998	E(10.70)
10.14	Lease dated as of December 15, 1998 for the Company’s premises at 180 Varick Street, New York, New York	G(10.69)
10.15	Amendment dated March 2, 1999 to Development and License Agreement between the Company and Merck KGaA	G(10.71)
10.16	Acquisition Agreement dated as of September 19, 2001, among the Company, Bristol-Myers Squibb Company and Bristol-Myers Squibb Biologics Company	L(99.D1)
10.17	Development, Promotion, Distribution and Supply Agreement, dated as of September 19, 2001, among the Company, Bristol-Myers Squibb Company and E.R. Squibb & Sons, L.L.C	L(99.D3)
10.20	Employment Agreement, dated as of March 19, 2004, between the Company and Daniel S. Lynch	U(10.1)
10.21	Agreement of Sublease dated October 5, 2001, by and between 325 Spring Street LLC and the Company	O(10.86)
10.22	Promissory Note in the principal amount of $10,000,000, dated October 5, 2001, executed by 325 Spring Street LLC in favor of the Company	O(10.86.1)
10.23	Amendment No. 1 to Development, Promotion, Distribution and Supply Agreement, dated as of March 5, 2002, among the Company, Bristol-Myers Squibb Company and E.R. Squibb & Sons, L.L.C	N(99.2)
10.24	Amendment, dated as of August 16, 2001 to the Development and License Agreement between the Company and Merck KGaA	P (10.88)
10.25	Agreement of Sale and Purchase between Building Associates, LP and ImClone Systems Incorporated pertaining to 33 Chubb Way, Branchburg, New Jersey executed as of March 1, 2002	Q(10.92)
10.26

Target Price Contract, dated as of July 15, 2002, between ImClone Systems Incorporated and Kvaerner Process, a division of Kvaerner U.S. Inc., for the Architectural, Engineering, Procurement Assistance, Construction Management and Validation of a Commercial Manufacturing Project in Branchburg, New Jersey

R(10.930)
10.27	Modifications Agreement dated as of December 15, 2000 by an between 180 Varick Street Corporation and the Company	S(10.94)
10.28	Amendment number 4 to the Company’s lease at 180 Varick Street dated August 13, 2004 by and between 180 Varick Street Corporation and the Company	V(10.28)
10.29	ImClone Systems Incorporated Annual Incentive Plan	T(A.C)
10.30	Supply Agreement between the Company and Lonza Biologics PLC dated March 17, 2005	Y(10.30)
10.31	ImClone Systems Incorporated Senior Executive Severance Plan	W(10.29)
10.32	ImClone Systems Incorporated Change in Control Plan, as amended	FF (10.32)
10.34	Terms of inducement stock option grants to Dr. Philip Frost and Dr. Eric Rowinsky on March 1, 2005 and February 21, 2005, respectively, as approved by the Compensation Committee of Board of Directors	AA
10.35	Collaboration and License Agreement between the Company and UCB S.A. dated August 15, 2005. Confidential Treatment has been requested for a portion of this Exhibit	CC (10.35)
10.36	Approval by Board of Directors of certain compensation related matters and Company stock repurchase program	BB
10.37	ImClone Systems Incorporated 2005 Inducement Stock Option Plan	DD(10.1)
10.38	Terms of accelerated Company stock options and form of lock-up agreement	EE(10.1)
10.39	ImClone Systems Incorporated 2006-2008 Retention Plan	GG(10.1)
10.40	ImClone Systems Incorporated Transition Severance Plan	FF (10.40)

10.41

Approval by the Compensation Committee of Board of Directors of performance criteria for executive officer cash bonus awards under the Company’s Annual Incentive Plan for the year ended December 31, 2006, together with maximum permitted bonuses under the plan

HH
10.42*	Letter Agreement dated March 21, 2006, by and between Joseph L. Fischer and ImClone Systems Incorporated
31.1*	Certification of the Company’s Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of the Company’s Interim Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(DD)          Previously filed with the Commission; incorporated by reference to the Company’s Current Report on Form 8-K dated October 21, 2005.

(EE)            Previously filed with the Commission, incorporated by reference to the Company’s Current Report on Form 8-K dated December 21, 2005.

(FF)              Previously filed with the Commission; incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(GG)        Previously filed with the Commission; incorporated by reference to the Company’s Current Report on Form 8-K dated January 23, 2006.

(HH)        Previously filed with the Commission, incorporated by reference to the Company’s Current Report on Form 8-K dated March 22, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMCLONE SYSTEMS INCORPORATED
Date: April 28, 2006	By:	/s/ JOSEPH L. FISCHER
Joseph L. Fischer
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date
/s/ JOSEPH L. FISCHER	Interim Chief Executive Officer and Director	April 28, 2006
Joseph L. Fischer	(Principal Executive Officer)
/s/ MICHAEL J. HOWERTON	Chief Financial Officer (Principal	April 28, 2006
Michael J. Howerton	Financial Officer)
/s/ ANA I. STANCIC	Vice President, Controller and Chief	April 28, 2006
Ana I. Stancic	Accounting Officer (Principal
Accounting Officer)
/s/ ANDREW G. BODNAR	Director	April 28, 2006
Andrew G. Bodnar
/s/ WILLIAM W. CROUSE	Director	April 28, 2006
William W. Crouse
/s/ VINCENT T. DEVITA, JR.	Director	April 28, 2006
Vincent T. DeVita, Jr.
/s/ JOHN A. FAZIO	Director	April 28, 2006
John A. Fazio
/s/ DAVID M. KIES	Director	April 28, 2006
David M. Kies
/s/ WILLIAM R. MILLER	Director	April 28, 2006
William R. Miller
/s/ DAVID SIDRANSKY	Director	April 28, 2006
David Sidransky