Form 10-Q
period 2006-03-31
IMCLONE SYSTEMS INC
filed 2006-05-10
CIK 765258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from to

Commission file number 0-19612

ImClone Systems Incorporated

(Exact name of registrant as specified in its charter)

Delaware	04-2834797
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)
180 Varick Street, New York, NY	10014
(Address of principal executive offices)	(Zip Code)

(212) 645-1405

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 1, 2006
Common Stock, par value $.001	84,040,433 Shares

IMCLONE SYSTEMS INCORPORATED

i

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

IMCLONE SYSTEMS INCORPORATED

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share and share data)

(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$275,861	$3,403
Securities available for sale	714,838	752,973
Prepaid expenses	1,876	3,766
Amounts due from corporate partners	70,359	59,271
Inventories	75,072	81,394
Deferred income taxes	21,600	—
Other current assets	8,216	8,311
Total current assets	1,167,822	909,118
Property, plant and equipment, net	419,970	406,595
Deferred financing costs, net	11,603	12,531
Deferred income taxes, net	98,400	—
Other assets	14,710	15,171
Total assets	$1,712,505	$1,343,415
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including $3,824 and $4,610 due Bristol-Myers Squibb Company (“BMS”) at March 31, 2006 and December 31, 2005, respectively)	$19,545	$35,530
Accrued expenses (including $14,465 and $11,427 due BMS at March 31, 2006 and December 31, 2005, respectively)	64,466	60,934
Withholding tax liability	32,000	32,000
Current portion of deferred revenue	160,548	112,624
Other current liabilities	3,094	1,031
Total current liabilities	279,653	242,119
Deferred revenue, less current portion	304,074	246,401
Long-term debt	600,000	600,000
Share based compensation	325	—
Deferred income taxes	793	—
Deferred rent, less current portion	2,668	2,491
Total liabilities	1,187,513	1,091,011
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 4,000,000 shares; reserved 1,200,000 series B participating cumulative preferred stock, none issued or outstanding	—	—
Common stock, $.001 par value; authorized 200,000,000 shares; issued 85,005,747 and 84,412,408 at March 31, 2006 and December 31, 2005, respectively; outstanding 84,001,073 and 83,407,734 at March 31, 2006 and December 31, 2005, respectively	85	84
Additional paid-in capital	777,398	733,069
Accumulated deficit	(212,868)	(442,459)
Treasury stock, at cost 1,004,674 at March 31, 2006 and December 31, 2005, respectively	(29,149)	(29,149)
Accumulated other comprehensive loss:
Net unrealized loss on securities available for sale	(10,474)	(9,141)
Total stockholders’ equity	524,992	252,404
Total liabilities and stockholders’ equity	$1,712,505	$1,343,415

See accompanying notes to consolidated financial statements.

IMCLONE SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues:
Royalty revenue	$60,270	$36,372
License fees and milestone revenue	144,403	24,534
Manufacturing revenue	19,349	11,019
Collaborative agreement revenue	21,109	13,846
Total revenues	245,131	85,771
Operating expenses:
Research and development	32,993	21,173
Clinical and regulatory	15,081	9,398
Marketing, general and administrative	18,001	17,623
Royalty expense	20,066	12,566
Cost of manufacturing revenue	15,402	743
Total operating expenses	101,543	61,503
Operating income	143,588	24,268
Other:
Interest income	(7,164)	(6,757)
Interest expense	1,462	1,809
Loss on sale of securities	—	16
Other, net	(5,702)	(4,932)
Income before income taxes	149,290	29,200
Income tax (benefit) provision	(80,301)	380
Net income	$229,591	$28,820
Income per common share:
Basic	$2.75	$0.35
Diluted	$2.51	$0.33
Shares used in calculation of income per common share:
Basic	83,624	83,278
Diluted	91,817	92,648

See accompanying notes to consolidated financial statements.

IMCLONE SYSTEMS INCORPORATED
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2006

(in thousands, except share data)

(Unaudited)

								Accumulated
					Additional			Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Loss	Total
Balance at December 31, 2005	—	$—	84,412,408	$84	$733,069	$(442,459)	$(29,149)	$(9,141)	$252,404
Options exercised			584,529	1	10,612				10,613
Issuance of shares through employee stock purchase plan			8,810	—	255				255
Share based compensation expense					1,861				1,861
Tax benefit of stock options					31,601				31,601
Comprehensive income:
Net income						229,591			229,591
Other comprehensive loss:
Unrealized loss on marketable securities arising during the period								(1,333)	(1,333)
Less: Reclassification adjustment for realized loss included in net income								—	—
Total other comprehensive loss								(1,333)	(1,333)
Comprehensive income									228,258
Balance at March 31, 2006	—	$—	85,005,747	$85	$777,398	$(212,868)	$(29,149)	$(10,474)	$524,992

See accompanying notes to consolidated financial statements.

IMCLONE SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$229,591	$28,820
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,069	3,182
Amortization of deferred financing costs	927	928
Share based compensation	1,861	—
Tax benefit from share based compensation	(31,601)	—
Loss on securities available for sale, net	—	16
Deferred income taxes	(119,207)	—
Changes in:
Prepaid expenses	1,890	1,547
Amounts due from corporate partners	(11,088)	22,712
Inventories	6,322	(14,713)
Other current assets	97	(204)
Other assets	430	729
Accounts payable	(15,985)	(12,467)
Accrued expenses	35,133	(24,995)
Litigation settlement	—	(50,025)
Share based compensation	325	—
Other current liabilities	2,063	2,063
Deferred revenue	105,597	(26,078)
Deferred rent, less current portion	177	(1,519)
Net cash provided by (used in) operating activities	209,601	(70,004)
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(16,414)	(24,898)
Purchases of securities available for sale	(101,923)	(186,449)
Proceeds from sale of securities available for sale	133,250	159,584
Proceeds from maturities of securities available for sale	5,475	52,217
Net cash provided by investing activities	20,388	454
Cash flows from financing activities:
Proceeds from exercise of stock options	10,613	6,377
Proceeds from issuance of common stock under the employee stock purchase plan	255	240
Tax benefit from share based compensation	31,601	—
Net cash provided by financing activities	42,469	6,617
Net increase (decrease) in cash and cash equivalents	272,458	(62,933)
Cash and cash equivalents at beginning of period	3,403	79,321
Cash and cash equivalents at end of period	$275,861	$16,388
Supplemental cash flow information:
Cash paid for:
Income taxes	$7	$200
Non-cash investing and financing activity:
Change in net unrealized loss in securities available-for-sale	$1,333	$7,084

See accompanying notes to consolidated financial statements.

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)   Business Overview and Basis of Presentation

The accompanying consolidated financial statements of ImClone Systems Incorporated (“ImClone Systems” or the “Company”) as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 are unaudited. The accompanying unaudited consolidated balance sheets, statements of income, statement of stockholders’ equity and comprehensive income and statements of cash flows have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. The financial statements reflect all adjustments, consisting only of normal, recurring adjustments, which are in the opinion of management, necessary for a fair presentation for the interim periods. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and related revenue and expense accounts and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with GAAP. Actual results could differ materially from those estimates. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the SEC.

The results of operations for the interim periods are not necessarily indicative of results to be expected for the entire fiscal year or any other period.

The Company is a biopharmaceutical company whose mission is to advance oncology care by developing and commercializing a portfolio of targeted treatments designed to address the medical needs of patients with cancer. A substantial portion of the Company’s efforts and resources is devoted to research and development conducted on its own behalf and through collaborations with corporate partners and academic research and clinical institutions. The Company does not operate separate lines of business or separate business entities and does not conduct any of its operations outside of the United States. Accordingly, the Company does not prepare discrete financial information with respect to separate product areas or by location and does not have separately reportable segments.

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

On February 12, 2004, the United States Food and Drug Administration (“FDA”) approved ERBITUX® (Cetuximab) Injection for use in combination with irinotecan in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are refractory to irinotecan-based chemotherapy and for use as a single agent in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are intolerant to irinotecan-based chemotherapy. In September 2005, Health Canada approved the use of ERBITUX for use in combination with irinotecan for the treatment of EGFR-expressing metastatic colorectal carcinoma in patients who are refractory to other irinotecan-based chemotherapy regimens and for use as a single agent for the treatment of EGFR expressing, metastatic colorectal carcinoma in patients who are intolerant to irinotecan-based chemotherapy. On March 1, 2006, the FDA approved ERBITUX for use in combination with radiation therapy for the treatment of locally or

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

regionally advanced squamous cell carcinoma of the head and neck (“SCCHN”) and as a single agent in recurrent or metastatic SCCHN where prior platinum-based chemotherapy has failed. Reference full prescribing information, available at www.ERBITUX.com, for important safety information relating to ERBITUX, including boxed warnings.

On December 1, 2003, Swissmedic, the Swiss agency for therapeutic products, approved ERBITUX in Switzerland for the treatment of patients with colorectal cancer who no longer respond to standard chemotherapy treatment with irinotecan. Merck KGaA licensed the right to market ERBITUX outside the United States and Canada from the Company in 1998. In Japan, Merck KGaA has marketing rights to ERBITUX, which are co-exclusive to the co-development rights of the Company and BMS. On June 30, 2004, Merck KGaA received marketing approval by the European Commission to sell ERBITUX for use in combination with irinotecan for the treatment of patients with EGFR-expressing metastatic colorectal cancer after failure of irinotecan including cytotoxic therapy. On December 22, 2005, Swissmedic approved ERBITUX in Switzerland in combination with radiation in the treatment of patients with previously untreated, advanced SCCHN. On April 3, 2006, Merck KGaA was granted marketing authorization by the European Commission to extend the use of ERBITUX, in combination with radiotherapy, to the treatment of patients with locally advanced SCCHN.

Impact of Recent Accounting Pronouncements

Share-Based Compensation Plans

Effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement (“FASB”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) using the modified prospective transition method. Under this method prior periods are not revised for comparative purposes and the Company recognizes compensation cost using a fair-value based method for all share-based payments granted after December 31, 2005, plus any awards granted to employees prior to December 31, 2005 that remain unvested at that time. Prior to January 1, 2006, the Company accounted for its share-based compensation plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25. “Accounting for Stock Issued to Employees”, and related interpretations including Statement of Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation—An Interpretation of APB Opinion No. 25”. On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R.

The Company has three types of share-based compensation plans: stock option plans, an employee stock purchase plan and effective as of January 1, 2006, a retention plan.

Stock Option Plans

In February 1986, the Company adopted and the shareholders thereafter approved an Incentive Stock Option Plan and a Non-Qualified Stock Option Plan (the “86 Plans”). Options may no longer be granted under the 86 Plans pursuant to the terms of the 86 Plans. In February 1996, the Company’s Board of Directors adopted and the shareholders thereafter approved an additional Incentive Stock Option Plan

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

and Non-Qualified Stock Option Plan (the “96 Plans”). In May 1998, the Company’s Board of Directors adopted an additional Non-Qualified Stock Option Plan (the “98 Plan”), which shareholders were not required to approve. On June 11, 2002, the shareholders approved and the Company adopted the 2002 Stock Option Plan (the “02 Plan”). Effective with the adoption of the 02 Plan, the Company will not award new grants from the 96 Plans or the 98 Plan. The 02 Plan provides for the granting of both incentive stock options and non-qualified stock options to purchase, subject to adjustment under the plan, 3,300,000 shares of the Company’s common stock to employees, directors, consultants and advisors of the Company. Any common stock subject to an option which is cancelled, forfeited or expires prior to exercise, whether such option was granted under this plan or the 96 Plans or the 98 Plan, shall again become available for grant under the 02 Plan. Options granted under the 02 Plan become fully vested and exercisable upon the occurrence of a change in control, as defined. Incentive stock options granted under the 02 Plan may not exceed 825,000 shares of common stock, may not be granted at a price less than the fair market value of the stock at the date of grant and may not be granted to non-employees. In September 2003, the shareholders approved an amendment to the 02 Plan that increased the maximum total number of shares of common stock currently available for grant of options under the plan from 3,300,000 shares to 6,600,000 shares, and increased the number of shares of common stock with respect to which incentive stock options may be granted under the plan from 825,000 shares to 1,650,000 shares.

In November 2001, the Board of Directors approved the amendment of the 96 Plans and the 98 Plan whereby upon the occurrence of a change in control, as defined in the amended plan documents, each outstanding option under the 96 Plans and the 98 Plan shall become fully vested and exercisable.

On October 17, 2005, the Compensation Committee of the Board of Directors approved the adoption of a stock option plan for the sole purpose of making one-time grants of stock options to newly hired key employees who have not previously been employees or directors of the Company as an inducement to such persons entering into employment with the Company (the “Inducement Plan”), in accordance with NASDAQ Marketplace Rule 4350(i)(1)(A)(iv). The Inducement Plan permits the Company to issue up to a total of 600,000 “inducement” options to eligible participants to purchase shares of common stock of the Company on terms and conditions set forth therein and in individual award agreements under the Inducement Plan, in each case on terms commensurate with options granted under the 02 Plan.

Combined, the 86 Plans, the 96 Plans, as amended, the 98 Plan, as amended, and the 02 Plan, as amended, and the Inducement Plan (the “Stock Options Plans”) provide as of March 31, 2006 for the granting of options to purchase up to 34,500,000 shares of common stock to employees, directors, consultants and advisors of the Company. Incentive stock options may not be granted at a price less than the fair market value of the stock at the date of grant and may not be granted to non-employees. Options under all the plans, unless earlier terminated, expire ten years from the date of grant. Options granted under these plans generally vest over one-to-four-year periods.

On December 16, 2005, the Company’s Board of Directors approved the acceleration of vesting of unvested stock options with exercise prices equal to or greater than $33.44 per share outstanding as of December 16, 2005 that had been previously awarded to Company employees and other eligible participants, including officers and non-employee directors. Options to purchase approximately 2,805,169 shares of the Company’s common stock were subject to this acceleration. Of this amount, approximately 163,750 options are held by non-employee directors, with a weighted average exercise price of $45.00 per share, and 628,347 options are held by officers of the Company with a weighted average exercise price of

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

$44.32 per share. The Board required each non-employee director and, as a condition to continued employment, each officer of the Company, to agree to refrain from selling, transferring, pledging or otherwise disposing of shares of Company common stock acquired upon any exercise of subject stock options (other than sales by such persons to fund the exercise price or to satisfy minimum statutory withholding on such exercise, each in accordance with the applicable Plan and the Company’s existing policies and procedures) until the date on which the exercise would have been permitted under the stock option’s pre-acceleration vesting terms or pursuant to the Company’s Change-in-Control Plan or, if earlier, the officer’s last day of employment with, or director’s last day of service as a director of, the Company. The decision to accelerate vesting of these stock options, which were “out-of-the-money”, was made primarily to minimize future compensation expense that the Company would otherwise have been required to recognize in its Consolidated Statements of Income pursuant to SFAS 123R, which the Company adopted on January 1, 2006. The Company estimates that the aggregate future expense that will be eliminated as a result of this acceleration of vesting is approximately $22.5 million in 2006 and $9.5 million in 2007.

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

Retention Plan

In January 2006, the Compensation Committee of the Board of Directors approved a Retention Plan, effective as of January 1, 2006, for performance periods ending December 31, 2007 and December 31, 2008 (each, a “Performance Period”). The Plan is intended to reward employees for achieving specified performance goals over specified performance periods. Specifically, the Compensation Committee approved the share performance criteria that will be used to determine cash bonus awards under the Retention Plan, and the terms of the individual awards to eligible employees under the Retention Plan for each of the two Performance Periods. Cash awards under the Retention Plan will depend on the performance of the Company’s common stock against specified targets, generally measured by comparing the Company’s share price at the beginning of the Performance Period to the Company’s share price at the conclusion of the Performance Period, in each case based on a 30-day average. In particular, at the end of an applicable Performance Period, the percentage of the cash award earned (if any) and, correspondingly,

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

the amount of the actual award payouts to an employee for such Performance Period will be (i) equal to the employee’s target award opportunity, (ii) greater than the target award opportunity (but in no event more than 150% of the target award opportunity), or (iii) zero, in each case directly corresponding to actual Company common stock performance at the conclusion of the Performance Period compared to the beginning of the Performance Period. No awards will be payable in respect of a Performance Period if the Company’s share price at the conclusion of the Performance Period is less than the share price at the beginning of the Performance Period. The Company’s share price at the beginning of the Performance Periods was calculated to be $32.99. Special measurement dates and payment conditions apply in the event of a change in control of the Company occurring during a Performance Period. The Company has determined that awards granted under this plan should be classified as liability awards.

The following table summarizes the effect of compensation cost arising from share-based payment arrangements on the income statement for the Company’s Stock Option Plans, the ESPP and the Retention Plan:

	Three Months Ended
(In thousands)	March 31, 2006	March 31, 2005
Research and development	$515,000	$—
Clinical and regulatory	318,000	—
Marketing, general and administrative	1,058,000	—
Total	$1,891,000	$—

In addition, the Company capitalized, during the three months ended March 31, 2006, $169,000 as part of the cost of inventory and $126,000 in property, plant and equipment.

As a result of adopting SFAS 123R, the Company’s income before income taxes and net income for the three months ended March 31, 2006 was $1,891,000 and $1,651,000 lower, respectively, than if it had continued to account for share-based compensation in accordance with the provisions of APB Opinion 25. Basic and diluted income per share for the three months ended March 31, 2006, would have been $2.77 and $2.53, respectively, if the Company had not adopted SFAS 123R, compared to reported basic and diluted income per share of $2.75 and $2.51, respectively. In addition, for the three months ended March 31, 2006, the adoption of SFAS 123R resulted in net cash provided by operating activities being lower and net cash provided by financing activities being higher by approximately $31,601,000.

Prior to the adoption of SFAS 123R, all tax benefits for deductions resulting from the exercise of stock options were presented as operating cash flows on the Consolidated Statement of Cash Flows. Upon adoption of SFAS 123R, cash flows resulting from the tax benefits of tax deductions will be classified as financing cash flows.

Determining Fair Value

Valuation and Amortization Method:   The fair value of stock options granted under the Company’s Stock Option Plans and the ESPP is estimated using the Black-Scholes option pricing model. The fair value of stock options granted after January 1, 2006 is amortized on a straight-line basis. The fair value of stock options granted before January 1, 2006 is amortized using the graded vesting attribution approach. Compensation expense is amortized over the requisite service periods of the awards, which are generally

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

the vesting periods. The fair value of awards granted under the Retention Plan were calculated using a Monte-Carlo simulation pricing model. The fair value of these awards is being amortized based on the proportionate amount of the requisite service period that has been rendered to date for each respective performance period.

Expected Term:   The expected term of an employee share option is the period of time for which the option is expected to be outstanding. The Company has made a determination of expected term by analyzing employees’ historical exercise experience and post-vesting employment termination behavior from its history of grants and exercises in the Company’s option database. The historical pattern of option exercises has been analyzed in an effort to determine if there were any discernable patterns of activity based on certain demographic characteristics such as employees’ length of service, salary and job level.

Expected Volatility:   Volatility is a measure of the amount by which a financial variable, such as share price, has fluctuated (historical volatility) or is expected to fluctuate (expected volatility). The expected volatility of stock option awards at the date of grant is estimated based on the implied volatility of greater than one-year publicly traded options. The decision to use implied volatility was based upon the availability of actively traded options on the Company’s common stock and the assessment that implied volatility is more representative of future stock price trends than historical volatility. Prior to the adoption of SFAS 123R, the Company calculated expected volatility using only historical stock price volatility.

Risk-Free Interest Rate:   The risk-free interest rate used in the Black-Scholes option pricing model is based on the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used. The risk free rate used in the  Monte-Carlo valuation model is based on the implied yield in effect at the time of grant from the constant maturity treasury yield curve over the contractual terms of the award.

Dividends:   Cash dividends have never been declared on the Company’s common stock and the Company has no present intention to declare cash dividends in the foreseeable future. Consequently, an expected dividend yield of zero was used in both the Black-Scholes and Monte-Carlo valuation models.

Forfeiture:   The Company uses historical data to estimate pre-vesting option forfeitures. Share-based compensation expense is recorded only for those awards that are expected to vest. The Company’s pre-vesting forfeiture rate used was 7%.

The following assumptions were used to estimate the fair value of options granted under the Company’s Stock Option Plans  for the three months ended March 31, 2006 and 2005:

	Stock Options
	Three Months Ended
	March 31, 2006	March 31, 2005
Expected term (years)	4.50-5.72	4.17
Expected volatility	42.70%	83.48%
Risk-free interest rate	4.31-4.35%	3.49%
Expected dividend yield	0%	0%

The assumptions used in the Monte-Carlo simulation modeling to estimate the fair value of awards under the Retention Plan were: expected volatility of 42.5%, risk free interest rate ranging from 4.34% to

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

4.38% and expected dividend yield of 0%. The fair value of the Company’s ESPP awards was calculated using the intrinsic value of the common stock purchased on March 31, 2006 based on the fact that the Company’s offering period is three months and the ESPP does not contain a look-back provision.

Stock Option Activity and Share-Based Compensation Expense

Stock option activity for the three months ended March 31, 2006 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	12,619,193	$37.38
Granted	1,217,267	34.58
Exercised	(584,529)	18.16
Forfeitures	(579,103)	47.41
Outstanding at March 31, 2006	12,672,828	$37.54	6.67	$53,666
Vested and expected to vest	12,514,020	$37.59	6.59	$53,482
Exercisable at March 31, 2006	11,161,616	$38.30	6.30	$49,786

The weighted average fair value of options granted during the three months ended March 31, 2006 and 2005 was $15.20 and $27.50, respectively. The aggregate intrinsic value of options outstanding at March 31, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the 3,810,577 shares that had exercise prices that were lower than the $34.02 market price of our common stock at March 31, 2006. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $10,055,000 and $8,052,000, respectively, determined as of the date of exercise.

The Company recognized for the three months ended March 31, 2006 approximately $1,571,000 in share-based compensation expense, net of amounts capitalized, for stock options granted under the Company’s Stock Option Plans. As of March 31, 2006, there was $16,971,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s Stock Option Plans. This amount assumes the Company’s expected forfeiture rate. That cost is expected to be recognized over a weighted average period of 2.4 years. The Company utilizes newly issued shares to satisfy the exercise of stock options.

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Upon issuance of the awards, the grant date fair value for the Retention Plan was approximately $1.9 million and $1.8 million for the performance periods ending December 31, 2007 and December 31, 2008, respectively. The combined fair value of the Retention Plan awards that were cancelled during the period was approximately $194,000. The combined grant date fair value of the Retention Plan awards outstanding at March 31, 2006 was approximately $3.5 million. The aggregate intrinsic value of the awards outstanding at March 31, 2006, all of which are not vested, is $6,832,000 which is calculated based on the percentage that the 30 day average closing stock price preceding March 31, 2006 exceeded the trigger price of $32.99. The aggregate intrinsic value of the awards vested and expected to vest at March 31, 2006 is $6,018,000. The weighted average remaining contractual term for both the awards outstanding and the awards that are vested and expected to vest at March 31, 2006 is 2.25 years.

The Company recognized approximately $281,000 in share-based compensation expense, net of amounts capitalized, for the Retention Plan for the three months ended March 31, 2006. As of March 31, 2006, there was $2,751,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Retention Plan. This amount assumes the Company’s expected forfeiture rate. The costs associated with the awards are expected to be recognized over the Performance Periods.

During the three months ended March 31, 2006, the Company granted 8,810 shares for the ESPP for a total of 192,205 shares that have been issued under the plan and recognized approximately $39,000 in share-based compensation expense, net of amounts capitalized. The Company utilizes newly issued shares to satisfy the issuance of shares under the ESPP.

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Comparable Disclosures

The following table illustrates the pro forma effect on the Company’s net income and net income per share as if the Company had adopted the fair value based method of accounting for stock-based compensation under Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” for the three months ended March 31, 2005. See the assumptions disclosed previously in this note that were used to estimate the fair value of options granted under the stock option plans for the three months ended March 31, 2005.

(In thousands, except per share amounts)	Three Months Ended March 31, 2005
Net income
Net income, as reported	$28,820
Add: Stock-based employee compensation expense included in net income, tax effected	—
Deduct: Total share-based employee compensation expense determined under fair value method for all awards, net of income taxes	(15,949)
Pro forma net income	$12,871
Net income per share
Basic—as reported	$0.35
Basic—pro forma	$0.15
Diluted—as reported	$0.33
Diluted—pro forma	$0.15

The calculation of diluted pro forma income per common share for the three months ended March 31, 2005 excludes the effect of the 1 3/8% convertible notes because their inclusion would have had an anti-dilutive effect.

Comprehensive Income

The following table reconciles net income to comprehensive income: (in thousands)

	Three Months Ended March 31,
	2006	2005
Net income	$229,591	$28,820
Other comprehensive loss:
Unrealized loss on marketable securities during the period	(1,333)	(7,084)
Less: Reclassification adjustment for realized loss included in net income	—	(16)
Total other comprehensive loss	(1,333)	(7,068)
Total comprehensive income	$228,258	$21,752

The tax benefit on the items included in other comprehensive loss assuming they were recognized in income would be approximately $173,000 and $92,000 for the three months ended March 31, 2006 and 2005, respectively.

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Fair Value of Financial Instruments

The fair value of the Company’s 1 3/8% convertible senior notes of $600,000,000 was approximately $523,476,000 and $502,500,000 at March 31, 2006 and December 31, 2005, respectively, based on their quoted market price.

(2)   Inventories

Inventories are stated at the lower of cost, determined on the first-in-first-out method, or market. Inventories consist of the following: (in thousands)

	March 31, 2006	December 31, 2005
Raw materials and supplies	$21,636	$22,664
Work in process	48,324	49,149
Finished goods	5,112	9,581
Total	$75,072	$81,394

Prior to receipt of approval of ERBITUX for commercial sale on February 12, 2004, the Company had expensed all costs associated with the production of ERBITUX to research and development expense. Effective February 13, 2004, the Company began to capitalize the cost of manufacturing ERBITUX as inventories, including the cost to label, package and ship previously manufactured bulk inventory whose costs had already been expensed as research and development. It has taken approximately two years for the Company to sell all of the inventory with partial or minimal cost and in the first quarter of 2006, the Company sold the remaining batches of ERBITUX with partial cost.

(3)   Property, Plant and Equipment

Property, plant and equipment are recorded at cost and consist of the following: (in thousands)

	March 31, 2006	December 31, 2005
Land	$4,899	$4,899
Building	67,836	67,597
Leasehold improvements	13,961	13,969
Machinery and equipment	64,482	62,806
Furniture and fixtures	4,694	4,596
Construction in progress	332,855	318,446
Total cost	488,727	472,313
Less accumulated depreciation and amortization	(68,757)	(65,718)
Property, plant and equipment, net	$419,970	$406,595

The Company constructed a 250,000 square foot multiple product manufacturing facility (“BB50”) in Branchburg, New Jersey with capacity of up to 110,000 liters (production volume). Mechanical completion of BB50 was reached in the fourth quarter of 2005. This facility has three distinct suites capable of producing up to three different products concurrently. In addition, each of the three suites has the capability of producing multiple products. Currently, the Company has fitted out and is validating and commissioning Suite 1. This Suite is planned to be utilized for the production of ERBITUX. The validation and commissioning of Suite 1 is estimated to be completed by May of 2006. Suite 2 has been

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

fitted with equipment but it has not been determined when commissioning and validation of this Suite will begin. At this point, Suite 3 remains vacant until further determination of its ultimate use. Management estimates that this facility will cost approximately $300,000,000, including approximately $38 million of costs related to the commissioning and validation of Suite 1. This estimate may change depending on various factors, particularly costs estimated to be incurred for external contractors assisting us in the validation and commissioning of Suite 1. This estimate does not include costs associated with the eventual commissioning and validation of Suite 2 or the fitting out, commissioning and validation of Suite 3. In addition, the Company will spend approximately $10 million in laboratory equipment and incur approximately $24 million of capitalized interest that is not included in the total estimated cost described above. The Company has incurred approximately $299,092,000 in conceptual design, engineering, pre-construction and construction costs, excluding capitalized interest of approximately $21,654,000 through March 31, 2006. As of March 31, 2006, committed purchase orders totaling approximately $198,384,000 have been placed with subcontractors for equipment related to this project and $72,278,000 for engineering, procurement, construction management and validation costs. Through March 31, 2006, $267,108,000 has been paid relating to these committed purchase orders. All outstanding committed purchase orders as of March 31, 2006 require payment in 2006.

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

(4)   Withholding Tax Assets and Liability

On March 13, 2003, the Company initiated discussions with the Internal Revenue Service (the “IRS”) relating to federal income taxes not withheld because one or more of the Company’s employees who exercised certain non-qualified stock options in 1999 and 2000 failed to pay federal income taxes for those years. Subsequently, the Company became aware of another potential income and employment tax withholding liability associated with the exercise of certain warrants granted in the early years of the Company’s existence that were held by certain former officers, directors and employees. After disclosure to the IRS in 2003, the IRS commenced audits of the Company’s income tax and employment tax returns for the years 1999-2001. On February 8, 2006, the Company received a draft of the IRS’s report of its preliminary findings which indicated that the IRS, in addition to imposing liability on the Company for taxes not withheld, intended to assert penalties with respect to both the failure to withhold on non-qualified stock options and the failure to report and withhold on the warrants described above. On March 14, 2006, the Company reached an agreement in principle with the IRS to resolve the employment tax audit, which includes the Company’s agreement to the imposition of an accuracy-related penalty under Section 6662 of the Internal Revenue Code. Under this agreement, the Company’s liability to the IRS was calculated to be approximately $32,000,000. The Company had previously recorded a withholding tax liability of $18,096,000 and a withholding tax asset of $274,000 in its consolidated Balance Sheet as of December 31, 2004. Based on the agreement in principle reached with the IRS, the Company eliminated the withholding tax asset of $274,000 and recorded an additional withholding tax liability of $13,904,000, or a total of $32,000,000, in its consolidated Balance Sheet as of December 31, 2005. As a result, the Company recorded in the fourth quarter of 2005 a net withholding tax expense of $14,178,000. On April 19, 2006, the Company signed an agreement with the IRS to resolve the employment tax audit.

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Pursuant to such agreement the Company paid $28,655,509 to the IRS on April 21, 2006 and on April 28, 2006 the Company paid the IRS $3,080,789 consisting of interest.

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

(5)   Income Per Common Share

Basic income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period increased to include all additional common shares that would have been outstanding assuming potentially dilutive common share equivalents had been issued. Dilutive common share equivalents include 1) the dilutive effect of in-the-money shares, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share, the average amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of benefits that would be recorded in additional paid-in capital, if any, when the share is exercised, are assumed to be used to repurchase shares in the current period and 2) the conversion of convertible debt which is done on an “if-converted” basis. In addition, in computing the dilutive effect of convertible debt, the numerator is adjusted to add back the after-tax amount of interest recognized in the period. For the three months ended March 31, 2006 and 2005, there were an aggregate of 8,510,704 and 6,528,301, respectively, potential common shares, excluded from the diluted income per share computation because their inclusion would have had an anti-dilutive effect.

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Basic and diluted income per common share (EPS) were computed using the following: (in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
EPS Numerator—Basic:
Net income	$229,591	$28,820
EPS Denominator—Basic:
Weighted-average number of shares of common stock outstanding	83,624	83,278
EPS Numerator—Diluted:
Net income	$229,591	$28,820
Adjustment for interest, net of amounts capitalized and income tax effect	1,274	1,785
Net income, adjusted	$230,865	$30,605
EPS Denominator—Diluted:
Weighted-average number of shares of common stock outstanding	83,624	83,278
Effect of dilutive securities:
Stock options	1,857	3,034
Convertible subordinated notes	6,336	6,336
Dilutive potential common shares	8,193	9,370
Weighted-average common shares and dilutive potential common shares	91,817	92,648
Basic income per common share	$2.75	$0.35
Diluted income per common share	$2.51	$0.33

(6)   Taxes

The Company’s estimated annual effective income tax rate for 2006 is approximately 13% which excludes the effect of the partial release of our valuation allowance described below. In the first quarter of 2006, the Company released a portion of its valuation allowance against our total deferred tax assets because we determined, based on revised expectations of our projected future earnings, that it is more likely than not that we will realize the benefit of these deferred tax assets, which amounted to approximately $99.5 million. Our conclusion to release a portion of our valuation allowance against our deferred tax assets is supported by several events that transpired during the first quarter of 2006. In addition to obtaining approval from the FDA for ERBITUX in a second indication in March of 2006, the in-market sales for ERBITUX during this period exceeded our expectations and have continued to show strong growth in the marketplace. Most importantly, a potential competitor released certain clinical data on their competing product, which gave us the ability to further understand the competitive threats posed by this potential product. Therefore, our decision is supported by a combination of better than expected in-market sales that we believe will be sustainable in the future coupled with the ability to further refine our future financial projections and assumptions related to our competition. The financial projections supporting our conclusion to release a portion of our valuation allowance contain significant assumptions based on current facts about our market share and our competitive landscape. If such assumptions were to differ significantly, it may have a material impact on our ability to realize our deferred tax assets. The projected tax rate for 2006 is less than the federal statutory rate of 35%, mainly due to the utilization of fully reserved deferred tax assets.

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

(7)   Collaborative Agreements

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

•     was required to make milestone payments to us of up to $22,500,000, of which $5,000,000 was received through March 31, 2006 based on milestones achieved in the product development of BEC2;

•     was required to make royalty payments to us on all sales of the licensed products outside North America, if any, with a portion of the earlier funding received under the agreement being creditable against the amount of royalties due.

Following an analysis of the results of various clinical studies involving BEC2 and work on the recombinant gp75 antigen, the Company and Merck KGaA determined to discontinue their further development and terminated the related agreement in the fourth quarter of 2005. Approximately $1.6 million of deferred revenue related to this agreement was recorded as revenue upon the cancellation of the contract. The Company incurred expenses of $0 and approximately $21,000 for the three months ended March 31, 2006 and 2005 respectively related to this contract.

In December 1998, the Company entered into a development and license agreement with Merck KGaA with respect to ERBITUX. In exchange for granting Merck KGaA exclusive rights to market ERBITUX outside of the United States and Canada and co-exclusive development rights in Japan, the Company has received $30,000,000 through March 31, 2006 in up-front cash fees and early cash payments based on the achievement of defined milestones. An additional $30,000,000 has been received through March 31, 2006 based upon the achievement of further milestones for which Merck KGaA received equity in the Company. The equity interests underlying the milestone payments were priced at varying premiums to the then-market price of the common stock depending upon the timing of the achievement of the respective milestones.

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

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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

In September 2002, the Company entered into a binding term sheet, effective as of April 15, 2002, for the supply of ERBITUX to Merck KGaA, which replaced previous supply arrangements. The term sheet provided for Merck KGaA to purchase bulk and finished ERBITUX ordered from the Company during the term of the December 1998 development and license agreement at a price equal to the Company’s fully loaded cost of goods. The term sheet also provided for Merck KGaA to use reasonable efforts to enter into its own contract manufacturing agreements for supply of ERBITUX and obligates Merck KGaA to reimburse the Company for costs associated with transferring technology and any other services requested by Merck KGaA relating to establishing its own manufacturing or contract manufacturing capacity. Amounts due from Merck KGaA related to these arrangements totaled approximately $12,507,000 and $7,768,000 at March 31, 2006 and December 31, 2005, respectively, and are included in amounts due from corporate partners in the Consolidated Balance Sheets. The Company has a liability due Merck KGaA of $0 and approximately $2,532,000 as of March 31, 2006 and December 31, 2005, respectively.

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

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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

Up-Front and Milestone Payments—The Commercial Agreement provides for up-front and milestone payments by E.R. Squibb to the Company of $900,000,000 in the aggregate, of which $200,000,000 was paid on September 19, 2001, $140,000,000 was paid on March 7, 2002, $60,000,000 was paid on March 5, 2003, $250,000,000 was paid on March 12, 2004, and $250,000,000 was paid on March 31, 2006. All such payments are non-refundable and non-creditable.

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

Development of the Product—Responsibilities associated with clinical and other ongoing studies are apportioned between the parties as determined by the product development committee described below. The Commercial Agreement provides for the establishment of clinical development plans setting forth the activities to be undertaken by the parties for the purpose of obtaining marketing approvals, providing market support and developing new indications and formulations of the product. After transition of responsibilities for certain clinical and other studies, each party is primarily responsible for performing the studies designated to it in the clinical development plans. In the United States and Canada, the Commercial Agreement provides that E.R. Squibb is responsible for 100% of the cost of all clinical studies other than those studies undertaken post-launch which are not pursuant to an IND (e.g. Phase IV studies), the cost of which is shared equally between E.R. Squibb and ImClone Systems. As between E.R. Squibb and ImClone Systems, each is responsible for 50% of the costs of all studies in Japan. The Company has also agreed, and may agree in the future, to share with E.R. Squibb, on terms other than the foregoing, costs of clinical trials that the Company believes are not potentially registrational but should be undertaken prior to launch in the United States, Canada or Japan. In addition, to the extent that in 2005 and 2006 the Company and BMS exceed the contractual maximum registrational costs for clinical development, the

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Company has agreed to share such cost with BMS. The Company has recorded expenses of $6,921,000 and $2,830,000 pursuant to such cost sharing agreements for the three months ended March 31, 2006 and 2005, respectively. The Company has also incurred $531,000 and $319,000 for the three months ended March 31, 2006 and 2005, respectively, related to the agreement with respect to development in Japan. Except as otherwise agreed upon by the parties, the Company will own all registrations for the product and is primarily responsible for the regulatory activities leading to registration in each country. E.R. Squibb will be primarily responsible for the regulatory activities in each country after the product has been registered in that country. Pursuant to the terms of the Commercial Agreement, as amended, Andrew G. Bodnar, M.D., J.D., Senior Vice President, Strategy and Medical & External Affairs of BMS, and a member of the Company’s Board of Directors, is entitled to oversee the implementation of the clinical and regulatory plan for ERBITUX.

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

However, the Company has the right, at its election and sole expense, to co-promote with E.R. Squibb the product in the territory. Pursuant to this co-promotion option, which the Company has exercised, the Company is entitled on and after April 11, 2002 (at the Company’s sole expense) to have the Company’s field organization participate in the promotion of the product consistent with the marketing plan agreed upon by the parties, provided that E.R. Squibb retains the exclusive rights to sell and distribute the product. Except for the Company’s expenses incurred pursuant to the co-promotion option, E.R. Squibb is responsible for 100% of the distribution, sales and marketing costs in the United States and Canada, and as between E.R. Squibb and ImClone Systems, each is responsible for 50% of the distribution, sales, marketing costs and other related costs and expenses in Japan. The Company has an established sales force to maximize the potential commercial opportunities for ERBITUX and to serve as a foundation for the marketing of future products derived either from within the Company’s pipeline or through business development opportunities.

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

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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

Right of First Offer—E.R. Squibb has a right of first offer with respect to the Company’s investigational KDR monoclonal antibodies (such as IMC-1121B) should the Company decide to enter into a partnering arrangement with a third party with respect to IMC-KDR antibodies at any time prior to the earlier to occur of September 19, 2006 and the first anniversary of the date which is 45 days after any date on which BMS’s ownership interest in ImClone Systems is less than 5%. If the Company decides to enter into a partnering arrangement during such period, the Company must notify E.R. Squibb. If E.R. Squibb notifies the Company that it is interested in such an arrangement, the Company will provide its proposed terms to E.R. Squibb and the parties will negotiate in good faith for 90 days to attempt to agree on the terms and

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

conditions of such an arrangement. If the parties do not reach agreement during this period, E.R. Squibb must propose the terms of an arrangement which it is willing to enter into, and if the Company rejects such terms the Company may enter into an agreement with a third party with respect to such a partnering arrangement (provided that the terms of any such agreement may not be more favorable to the third party than the terms proposed by E.R. Squibb).

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

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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

Amounts due from BMS related to this agreement totaled approximately $57,852,000 and $51,503,000 at March 31, 2006 and December 31, 2005, respectively, and are included in amounts due from corporate partners in the Consolidated Balance Sheets.

(c)   UCB S.A.

In August 2005, the Company entered into a Collaboration and License Agreement with UCB S.A., a company registered in Belgium, for the development and commercialization of CDP-791, UCB’s novel, investigational PEGylated di-Fab antibody targeting the vascular endothelial growth factor receptor-2 (“VEGFR-2”). No upfront or milestone payments are payable under the Agreement. The Agreement provides that the Company and UCB S.A. will share equally all agreed upon development costs for CDP-791 as well as worldwide profits derived from the commercialization of CDP-791 in indications jointly pursued by the parties. The Company will also receive an incremental single-digit royalty on net sales worldwide for such indications. Under certain circumstances, one party may be entitled to pursue (in its territory) an indication independently of the other party, which retains the option to join in the development or commercialization at a later stage. The Company has exclusive commercialization rights to CDP-791 in North America, with UCB receiving such rights in Europe, Japan, and the rest of the world. The Company did not incur any expenses related to this agreement in the three months ended March 31, 2006. The Company has a liability of $2,493,000 in accrued expenses as of March 31, 2006 related to this agreement.

Royalty revenue consists of the following: (in thousands)

	Three Months Ended March 31,
	2006	2005
BMS	$53,832	$33,981
Merck KGaA	6,276	2,391
Other	162	—
Total royalty revenue	$60,270	$36,372

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

License fees and milestone revenue consists of the following: (in thousands)

	Three Months Ended March 31,
	2006	2005
BMS:
ERBITUX license fee revenue	$144,347	$23,438
Merck KGaA:
ERBITUX and BEC2 license fee revenue	56	1,096
Total license fees and milestone revenue	$144,403	$24,534

Collaborative agreement revenue from partners consists of the following: (in thousands)

	Three Months Ended March 31,
	2006	2005
BMS:
ERBITUX supplied for clinical trials	$3,382	$1,633
ERBITUX clinical and regulatory expenses	3,369	3,488
ERBITUX marketing, general and administrative	251	514
ERBITUX royalty expenses	6,211	3,921
Total BMS	13,213	9,556
Merck KGaA:
ERBITUX supplied for clinical trials	5,437	3,007
ERBITUX clinical and regulatory expenses	—	672
ERBITUX marketing, general and administrative	63	56
ERBITUX royalty expenses	2,387	547
Total Merck KGaA	7,887	4,282
Other	9	8
Total collaborative agreement revenue	$21,109	$13,846

Manufacturing revenue from corporate partners consists of the following: (in thousands)

	Three Months Ended March 31,
	2006	2005
BMS	$16,631	$11,019
Merck KGaA	2,718	—
Total Manufacturing revenue	$19,349	$11,019

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Amounts due from corporate partners consists of the following: (in thousands)

	March 31, 2006	December 31, 2005
BMS:
ERBITUX	$57,852	$51,503
Merck KGaA:
ERBITUX and BEC2	12,507	7,768
Total amounts due from corporate partners	$70,359	$59,271

Deferred revenue consists of the following: (in thousands)

	March 31, 2006	December 31, 2005
BMS:
ERBITUX commercial agreement	$461,789	$356,136
Merck KGaA:
ERBITUX development and license agreement	2,833	2,889
Total deferred revenue	464,622	359,025
Less: current portion	(160,548)	(112,624)
Total long-term deferred revenue	$304,074	$246,401

(8)   Commitments and Contingencies

On October 28, 2003, a complaint was filed by Yeda Research and Development Company Ltd. (“Yeda”) against ImClone Systems and Aventis Pharmaceuticals, Inc. in the U.S. District Court for the Southern District of New York (03 CV 8484). This action alleges and seeks that three individuals associated with Yeda should also be named as co-inventors on U.S. Patent No. 6,217,866. On June 7, 2005, Yeda amended their U.S. complaint to seek sole inventorship of the subject patent. On November 4, 2005, the Court denied the Company’s motion for summary judgment with respect to this matter, as filed with the Court on June 24, 2005, and a June 2006 trial date has been set. The Company is vigorously defending against the claims asserted in this action. The Company is unable to predict the outcome of this action at the present time.

On March 25, 2004, an action was filed in the United Kingdom Patent Office entitled Referrer’s Statement requesting transfer of co-ownership and amendment of patent EP (UK) 0 667 165 to add three Yeda employees as inventors. Also on March 25, 2004, a German action entitled Legal Action was filed in the Munich District Court I, Patent Litigation Division, seeking to add three Yeda employees as inventors on patent EP (DE) 0 667 165. The Company was not named as a party in these actions that relate to the European equivalent of U.S. Patent No. 6,217,866 discussed above; accordingly, the Company has intervened in the German and the U.K. actions. On June 29, 2005, Yeda sought to amend their pleadings in the United Kingdom to seek sole inventorship. A hearing on the validity of this amendment concluded on January 30, 2006. A subsequent ruling held that Yeda was not entitled to amend their pleading; Yeda has appealed this ruling. Additionally, on or about March 25, 2005 and March 29, 2005, respectively, Yeda filed legal actions in Austria and France against both Aventis and ImClone Systems seeking full inventorship of EP (AU) 0 667 165 and EP (FR) 0 667 165, as well as payment of legal costs and fees.

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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

The Company is developing a fully human monoclonal antibody, referred to as IMC-11F8, which it intends to commercialize outside the United States and Canada. The Company believes it has the right to do so under its existing development and license agreement with Merck KGaA. However, Merck KGaA had advised the Company that it believed that IMC-11F8 was covered under the development and license agreement with Merck KGaA and that it could therefore have the exclusive rights to market IMC-11F8 outside the United States and Canada and co-exclusive development rights in Japan, for which it would pay the same royalty as it pays for ERBITUX. In agreement with Merck KGaA, the Company submitted this dispute to binding arbitration through an expedited process outside of the provisions of the development and license agreement. Merck KGaA subsequently took the position that the expedited arbitration provision was no longer valid and the Company sued Merck KGaA in federal court in the Southern District of New York to either enforce the arbitration provision previously agreed to or to have the court decide the question of whether IMC-11F8 is or is not covered under the development and license agreement with Merck KGaA. On November 29, 2005, the Court granted the Company’s motion to enforce the expedited arbitration provision previously agreed to, and subsequently appointed a new arbitrator to hear and decide this dispute. Merck KGaA has appealed that decision. The Company intends to vigorously defend its position that the arbitration was proper and binding on Merck KGaA, but there can be no assurance that its position will prevail. On March 31, 2006, the arbitrator decided the matter in favor of the Company, finding that Merck KGaA had no rights to IMC-11F8. That decision is binding and unappealable pursuant to the parties’ arbitration agreement.

In October 2001, the Company entered into a sublease (the “Sublease”) for a four-story building at 325 Spring Street, New York, New York, which includes approximately 100,000 square feet of usable space. The Sublease has a term of 22 years, followed by two five-year renewal option periods. In order to induce the sublandlord to enter into the Sublease, the Company made a loan to the sublandlord in the principal amount of a $10,000,000 note receivable, of which $8,650,000 is outstanding as of March 31, 2006. The loan is secured by a leasehold mortgage on the prime lease as well as a collateral assignment of rents by the sublandlord. The loan is payable by the sublandlord over 20 years and bears interest at 5 1/2% in years one through five, 6 1/2% in years six through ten, 7 1/2% in years eleven through fifteen and 8 1/2% in years sixteen through twenty. In addition, the Company paid the owner a consent fee in the amount of $500,000. Effective March 1, 2005, the Company amended the Sublease to add an additional 6,500 square feet of space upon all the same terms and conditions set forth in the Sublease. In connection with this amendment, the Company paid an up-front fee of $1,690,000 which is being amortized, as a reduction in lease expense, over the respective term of the Sublease. The future minimum lease payments remaining at

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

March 31, 2006, are approximately $48,152,000 The Company is in the process of developing the property for occupancy by its research department.

(9)   Employee Benefit Plans

Defined Contribution Plan

All employees of the Company who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan. The 401(k) plan allows eligible employees to defer up to 25 percent of their annual compensation, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. Under the 401(k) plan, the Company, at management’s discretion, may match employee contributions and/or make discretionary contributions. Neither the employee contributions nor voluntary matching contributions are invested in the Company’s securities. Total expense incurred by the Company was $681,000 and $512,000 for the three months ended March 31, 2006 and 2005, respectively.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to further the reader’s understanding of the consolidated financial statements, financial condition and results of operations of ImClone Systems in this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the consolidated financial statements and the accompanying notes included in our filings with the SEC, including our 2005 Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risk and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below and under “Risk Factors” set forth in Item 1A and elsewhere in our 2005 Annual Report on Form 10-K.

OVERVIEW

ImClone Systems is a biopharmaceutical company whose mission is to advance oncology care by developing and commercializing a portfolio of targeted treatments designed to address the medical needs of patients with cancer. Our lead product, ERBITUX, is a first-of-its-kind antibody approved by the FDA for use in combination with irinotecan in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are refractory to irinotecan-based chemotherapy and for use as a single agent in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are intolerant to irinotecan-based chemotherapy. ERBITUX binds specifically to epidermal growth factor receptor (EGFR, HER1, c-ErbB-1) on both normal and tumor cells, and competitively inhibits the binding of epidermal growth factor (EGF) and other ligands, such as transforming growth factor-alpha. We are conducting, and in some cases have completed, clinical studies evaluating ERBITUX for broader use in colorectal cancer and head and neck cancers, and for potential treatment in lung and pancreatic cancers, as well as other potential indications.

On February 12, 2004, the FDA approved ERBITUX for use in combination with irinotecan in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are refractory to irinotecan-based chemotherapy and for use as a single agent in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are intolerant to irinotecan-based chemotherapy. In September 2005, Health Canada approved the use of ERBITUX for use in combination with irinotecan for the treatment of EGFR-expressing metastatic colorectal carcinoma in patients who are refractory to other irinotecan-based chemotherapy regimens and for use as a single agent for the treatment of EGFR-expressing, metastatic colorectal carcinoma in patients who are intolerant to irinotecan-based chemotherapy. On March 1, 2006, the FDA approved ERBITUX for use in combination with radiation therapy for the treatment of locally or regionally advanced SCCHN and as a single agent in recurrent or metastatic SCCHN where prior platinum-based chemotherapy has failed. Reference full prescribing information, available at www.ERBITUX.com, for important safety information relating to ERBITUX, including boxed warnings.

On December 1, 2003, Swissmedic, the Swiss agency for therapeutic products, approved ERBITUX in Switzerland for the treatment of patients with colorectal cancer who no longer respond to standard chemotherapy treatment with irinotecan. Merck KGaA licensed the right to market ERBITUX outside the United States and Canada from the Company in 1998. In Japan, Merck KGaA has marketing rights to ERBITUX, which are co-exclusive to the co-development rights of the Company and BMS. On June 30, 2004, Merck KGaA received marketing approval by the European Commission to sell ERBITUX for use in combination with irinotecan for the treatment of patients with EGFR-expressing metastatic colorectal cancer after failure of irinotecan including cytotoxic therapy. On December 22, 2005, Swissmedic approved ERBITUX in Switzerland in combination with radiation in the treatment of patients with previously untreated, advanced SCCHN. On April 3, 2006, Merck KGaA was granted marketing authorization by the

European Commission to extend the use of ERBITUX, in combination with radiotherapy, to the treatment of patients with locally advanced SCCHN.

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

•  whether or not we achieve specified research or commercialization objectives;

•  fluctuations in our effective tax rate and timing on when we may revise our conclusions regarding the realization of our net deferred tax assets, which currently have a partial valuation allowance;

•  legal costs and the outcome of outstanding legal proceedings; and

•  the addition or termination of research programs or funding support and variations in the level of expenses related to our proprietary product candidates during any given period.

As a result of our substantial investment in research and development, we have incurred significant operating losses and have an accumulated deficit of approximately $212.9 million as of March 31, 2006. We anticipate that our accumulated deficit may continue to decrease in the future as we earn revenues on commercial sales of ERBITUX and generate net income. Although prior to 2004 we devoted most of our efforts and resources to research and development,  we expect that we will continue to devote greater efforts and resources to the manufacturing, marketing, and commercialization of ERBITUX. There is no assurance that we will be able to continue to successfully manufacture, market or commercialize ERBITUX or that potential customers will buy ERBITUX. We rely entirely on third party manufacturers for filling and finishing services with respect to ERBITUX. If our current third party manufacturers or critical raw material suppliers fail to meet our expectations, we cannot be assured that we will be able to enter into new agreements with other suppliers or third party manufacturers without an adverse effect on our business.

HIGHLIGHTS AND OUTLOOK

As previously noted in our 2005 Annual Report on Form 10-K, on January 24, 2006, we announced that our Board of Directors had engaged the investment bank Lazard to conduct, in conjunction with management, a full review of the Company’s strategic alternatives to maximize shareholder value. This review was initiated to ensure that we could benefit from our long-term, high-value investments in the short term, realizing immediate shareholder value while mitigating the impact on profitability associated with the development of ERBITUX and our product candidates. Among the alternatives we may ultimately pursue are a merger, sale or strategic alliance. It should be noted that while this process is ongoing, we continue to execute a program of focused investment in order to ensure that we sustain our competitive position and that we are adequately positioned for sustainable, longer-term growth. While it is our intention to execute an appropriate transaction, we cannot make assurances that any particular alternative will be pursued or that a transaction will occur. To that end, we will continue to operate in the ordinary course, and we will continue a program of robust investment in the future of our products.

The first quarter of 2006 was a very successful quarter for us. ERBITUX was approved on March 1st by the FDA for use in head and neck cancer in the United States which triggered a milestone payment of $250 million from our corporate partner, BMS. In addition, in-market net sales of ERBITUX reached  $138 million, a 14% increase over last quarter, and a 58% increase over the first quarter of 2005. The significant increase in North American in-market net sales combined with revenues recorded as a result of earning a milestone payment, led to a very strong quarter for us, with a total of $143.6 million in operating income on revenues of $245.1 million.

Several other important events transpired during the quarter. We announced that full patient enrollment has been completed in a number of international, registrational Phase III clinical trials of ERBITUX. We expect that a number of these studies will be coming to maturity in the second half of 2006 or in the beginning of 2007. Also during this quarter, we scored an important victory when an arbitrator decided in our favor in our dispute with Merck KGaA over rights to develop and commercialize IMC-11F8—our EGFR targeted fully-human IgG1 antibody—outside of North America. The decision is binding and cannot be appealed. Therefore, we are prepared to initiate later-stage developmental trials of IMC-11F8 in the second half of 2006 following completion of Phase I trials.

As noted above, during the remainder of 2006, we are continuing to execute a program of focused investments and our financial expectations and plans for the year reflect these objectives. The following guidance has been provided on our expected results for 2006:

Royalty revenue in 2006 will continue to reflect 39% of BMS’s net sales and a range of 6.5% - 7.5% of Merck KGaA net sales. License fees and milestone revenue in 2006 will include the continuing amortization, based on clinical development spending, of the $900 million received from BMS. At the anticipated rates of clinical spending for 2006, amortization of milestones for the full year should approximate $250 million. Manufacturing revenue in 2006 will continue to reflect ERBITUX shipped to our partners for commercial use. The price charged for commercial material is based on our actual cost to manufacture the product, plus, in the case of BMS only, a 10% mark-up on bulk manufacturing costs. The selling price to our partners in 2006 is estimated to be comparable to the price charged in 2005. Collaborative agreement revenue in 2006 will continue to include the purchase of ERBITUX for clinical use by our partners, reimbursement by our corporate partners of certain regulatory, clinical and marketing expenses incurred on behalf of ERBITUX, and reimbursement of royalty expenses of 4.5% of domestic net sales in accordance with the existing terms of the BMS agreement, as well as a low single digit amount from Merck KGaA.

Effective January 1, 2006, we adopted Financial Accounting Standards Statement No. 123 (revised 2004), Share-Based Payment, which provides that the expense associated with share-based payment transactions be recognized in the financial statements. Based on the implementation of this Statement, we estimate that the total expense for stock options in 2006 will be approximately $9.6 million. Compensation expense for the first quarter of 2006 amounted to approximately $1.9 million and it is reflected in each expense category where the employee benefits are categorized. Research and development expenses include costs to support our pre-clinical research efforts as well as development costs (including process scale-up, toxicology and production of non-ERBITUX clinical materials) for our pipeline. These costs are expected to approximate $135 million in 2006, including approximately $3.1 million attributable to share based compensation expense. The increase from 2005 reflects additional efforts in support of our non-ERBITUX pipeline, including third-party manufacturing costs, costs associated with producing clinical supplies of ERBITUX for use by us and our partners (which are reimbursed as a component of collaborative agreement revenue), and expansion of basic research activities. Clinical and regulatory expenses in 2006 are expected to increase significantly as we embark on a number of studies in support of expanded use of ERBITUX as well as later-stage clinical development programs for our pipeline products. In addition, we are enhancing our medical affairs programs, and expanding our regulatory capabilities. As a result, total clinical and regulatory expenses are expected to reach approximately $90 million in 2006, including approximately $1.3 million attributable to share based compensation expense. A contractually determined portion of the ERBITUX-related expenses will continue to be reimbursed as a component of collaborative agreement revenue. Marketing, general and administrative expenses should approximate $80 million in 2006, including approximately $5.2 million attributable to share based compensation expense. Royalty expense for the remainder of 2006 will consist of  9.25% of North American net sales, with 4.5% of

North American net sales expected to be reimbursed by BMS as a component of collaborative agreement revenue, resulting in a net royalty burden to us of 4.75%. In addition, a single-digit percentage of international net sales will also be incurred. Cost of manufacturing revenue in 2006 will reflect full absorption costs since we sold substantially all previously expensed inventory in 2005. The effective tax rate for the first quarter of 2006, and the estimate for the full year, is approximately 13% which excludes the effect of the partial release of our valuation allowance. Our tax rate is different from the 25% rate that we guided on our fourth-quarter earnings call. This reflects the recognition of a portion of our deferred tax assets originating in 2006, as a result of events that transpired in the first quarter of 2006. Additionally, the impact of a partial release of our valuation allowance resulted in a benefit to tax expense of approximately $99.5 million, which was recognized in the first quarter of 2006. The combination of both these items resulted in a net tax benefit in the first quarter of 2006 of $80.3 million.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Estimates are deemed critical when a different methodology could have reasonably been used or where changes in the estimate from period to period may have a material impact on our financial condition or results of operations. Our critical accounting policies that require management to make significant judgments, estimates, and assumptions are set forth below. The development and selection of the critical accounting policies, and the related disclosure below, have been reviewed with the Audit Committee of our Board of Directors.

Revenue Recognition—Our revenues are derived from four primary sources: license fees and milestone payments, manufacturing revenue, royalty revenue, and collaborative agreement revenue.

Revenues from license fees and milestone payments primarily consist of up-front license fees and milestone payments received under the Commercial Agreement with BMS, relating to ERBITUX, and milestone payments received under the development and license agreement with Merck KGaA. We recognize all non-refundable up-front license fees as revenues in accordance with the guidance provided in the SEC’s Staff Accounting Bulletin No. 104. Our most critical application of this policy, to date, relates to the $900,000,000 in license fees received from BMS under the Commercial Agreement which are being deferred and recognized as revenue based upon the actual product clinical and development costs incurred since September 19, 2001 to date by BMS and ImClone as a percentage of the estimated total of such costs to be incurred over the 17 year term of the Commercial Agreement. The estimated total of such costs is based on the clinical development budget which establishes joint responsibilities that will be carried out by both the Company and BMS for certain clinical and other studies. Of the $900,000,000 in payments received through March 31, 2006, $144,347,000 was recognized as revenue in the first quarter of 2006 and $438,211,000 from the commencement of the Commercial Agreement in 2001 through March 31, 2006. The methodology used to recognize deferred revenue involves a number of estimates and judgments, such as the estimate of total product clinical and development costs to be incurred under the Commercial Agreement. Changes in these estimates and judgments can have a significant effect on the size and timing of revenue recognition. In addition, if management had chosen a different methodology to recognize the license fee and milestone payments received under the Commercial Agreement, the Company’s financial position and results of operations could have differed materially. For example, if the Company were to recognize the revenues earned from the Commercial Agreement on a straight-line basis over the life of the agreement, the Company would have recognized approximately $12,392,000 and $141,196,000 as revenue in the first quarter of 2006 and from the commencement of the Commercial Agreement, respectively, through March 31, 2006. Management believes that the current methodology used to recognize revenues under the Commercial Agreement, which reflects the level of effort consistent with the product development activities, is the most appropriate methodology because it reflects the level of expenditure and activity in the period in which it is being spent as compared to the total expected expenditure over the life of the Commercial Agreement. This cost to cost approach is systematic and rational, it provides a factually supportable pattern to track progress, and is reflective of the level of effort, which varies over time.

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

Manufacturing revenue consists of revenue earned on the sale of ERBITUX to our corporate partners for subsequent commercial sale. The Company recognizes manufacturing revenue when the product is shipped, which is when our partners take ownership and title has passed, collectibility is reasonably assured, the sales price is fixed or determinable, and there is persuasive evidence of an arrangement. We are contractually obligated to sell ERBITUX to BMS at our cost of production plus a 10% markup on bulk. We sell bulk inventory to Merck KGaA at our full absorption cost of production. The continuing level of manufacturing revenue in future periods may fluctuate significantly based on market demand, our cost of production, as well as BMS’s required level of safety stock inventory for ERBITUX and whether Merck KGaA continues to order ERBITUX for commercial use.

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

Withholding Taxes—On March 13, 2003, the Company initiated discussions with the Internal Revenue Service (the “IRS”) relating to federal income taxes not withheld because one or more of the Company’s employees who exercised certain non-qualified stock options in 1999 and 2000 failed to pay federal income taxes for those years. Subsequently, the Company became aware of another potential income and employment tax withholding liability associated with the exercise of certain warrants granted in the early years of the Company’s existence that were held by certain former officers, directors and employees. After disclosure to the IRS in 2003, the IRS commenced audits of the Company’s income tax and employment tax returns for the years 1999-2001. On February 8, 2006, the Company received a draft of the IRS’s report of its preliminary findings which indicated that the IRS, in addition to imposing liability on the Company for taxes not withheld, intended to assert penalties with respect to both the failure to withhold on non-qualified stock options and the failure to report and withhold on the warrants described above. On March 14, 2006, the Company reached an agreement in principle with the IRS to resolve the employment tax audit, which includes the Company’s agreement to the imposition of an accuracy-related penalty under Section 6662 of the Internal Revenue Code. Under this agreement, the Company’s liability to the IRS was calculated to be approximately $32,000,000. The Company had previously recorded a withholding tax liability of $18,096,000 and a withholding tax asset of $274,000 in its consolidated Balance Sheet as of December 31, 2004. Based on the agreement in principle reached with the IRS, the Company eliminated the withholding tax asset of $274,000 and recorded an additional withholding tax liability of $13,904,000, or a total of $32,000,000, in its consolidated Balance Sheet as of December 31, 2005. As a result, the Company recorded in the fourth quarter of 2005 a net withholding tax expense of $14,178,000. On April 19, 2006, the Company signed a final agreement with the IRS to resolve the employment tax audit. Pursuant to such agreement the Company paid $28,655,509 to the IRS on April 21, 2006 and on April 28, 2006 the Company paid the IRS $3,080,789 consisting of interest.

Inventories—Until February 12, 2004, all costs associated with the manufacturing of ERBITUX were included in research and development expenses when incurred. Effective February 13, 2004, the date after we received approval from the FDA for ERBITUX, we began to capitalize in inventory the cost of manufacturing ERBITUX and have expensed such costs as cost of manufacturing revenue at the time of sale. Since we had previously expensed all inventory produced, the costs of manufacturing revenue in 2004 reflected minimal costs primarily consisting of shipping and storage charges. In 2005, we continued to sell inventory that was previously expensed and gradually began to sell inventory that was partially expensed, since there was inventory in process on the date that we received FDA approval of ERBITUX. In the fourth quarter of 2005, we sold substantially all inventory with partial costs. As a result, our cost of manufacturing revenue in the remainder of 2006 will reflect full absorption costs of production since the remaining partially expensed inventory was fully recognized in the first quarter of 2006. We expect that our quarterly margins on sales of ERBITUX will therefore begin to stabilize in 2006 and reflect an average margin of approximately 10%.

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

We are in the process of finalizing the validation and commissioning of our BB50 facility and expect to begin production of ERBITUX for commercial use in May of 2006. It is our expectation, based on our current timeline that we will be ready to file an sBLA with the FDA for approval of our BB50 facility in the first quarter of 2007. Until such time as we receive approval of BB50 from the FDA we will not be able to sell the inventory produced in BB50. Based on management’s current expectations, we expect that the cost of such inventory will be fully realizable once we obtain approval of BB50. Therefore, it is our intention to capitalize all ERBITUX inventory produced in BB50 as long as we can conclude that the costs of such inventory will be fully realizable.

Litigation—The Company is currently involved in certain legal proceedings as disclosed in the notes to the consolidated financial statements. As of March 31, 2006, we have not established a legal reserve in our financial statements because we do not believe that such a reserve is required to be established at this time, in accordance with Statement of Financial Standards No. 5. However, if in a future period, events in any such legal proceedings render it probable that a loss will be incurred, and if such loss is reasonably estimable at that time, we will establish such a reserve. Thus, it is possible that legal proceedings may have a material adverse impact on the operating results for that period, on our balance sheet or both.

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

Income Taxes—Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Significant estimates are required in determining our provision for income taxes. In the first quarter of 2006, we released a portion of our valuation allowance against our deferred tax assets because we determined based on revised expectations of our projected future earnings that it is more likely than not that we will realize the benefit of these deferred tax assets, which amounted to approximately $99.5 million. Our conclusion to release a portion of our valuation allowance against our deferred tax assets is supported by several events that transpired during the first quarter of 2006. In addition to obtaining approval from the FDA for ERBITUX as a second indication in March of 2006, the in-market sales for ERBITUX during this period exceeded our expectations and have continued to show strong growth in the marketplace. Most importantly, a potential competitor released certain clinical data on their competing product, which gave us the ability to further understand the competitive threats posed by this potential product. Therefore, our decision is supported by a combination of better than expected in-market sales that we believe will be sustainable in the future coupled with the ability to further refine our future financial projections and assumptions related to our competition. The financial projections supporting our conclusion to release a portion of our valuation allowance contain significant assumptions based on current facts about our market share and our competitive landscape. If such assumptions were to differ significantly, it may have a material impact on our ability to realize our deferred tax assets.

RESULTS OF OPERATIONS

Selected financial and operating data for the three months ended March 31, 2006 and 2005 are as follows: (in thousands)

	Three Months Ended March 31,
	2006	2005	Variance
Results of Operations:
Royalty revenue	$60,270	$36,372	$23,898
License fees and milestone revenue	144,403	24,534	119,869
Manufacturing revenue	19,349	11,019	8,330
Collaborative agreement revenue	21,109	13,846	7,263
Total revenues	245,131	85,771	159,360
Research and development	32,993	21,173	11,820
Clinical and regulatory	15,081	9,398	5,683
Marketing, general and administrative	18,001	17,623	378
Royalty expense	20,066	12,566	7,500
Cost of manufacturing revenue	15,402	743	14,659
Total operating expenses	101,543	61,503	40,040
Operating income	$143,588	$24,268	$119,320

Three Months Ended March 31, 2006 and 2005

Revenues

Royalty Revenue

Royalty revenue consists primarily of royalty payments earned on the sales of ERBITUX by our partners, BMS and Merck KGaA. Under our agreement with BMS, we are entitled to royalty payments equal to 39% of BMS’s net sales of ERBITUX in the United States and Canada. Under our agreement with Merck KGaA, we are entitled to royalty payments based on a percentage of gross margin of Merck KGaA’s sales of ERBITUX outside the United States and Canada. In the first quarter of 2006, our royalty revenue increased by approximately $23.9 million from the comparable period in 2005 due to an increase in net sales of ERBITUX. In North America, sales by BMS in the first quarter of 2006 amounted to $138 million compared to net sales in the comparable period in 2005 of $87.1 million, an increase of $50.9 million, or 58%. Outside of North America, sales of ERBITUX by Merck in the first quarter of 2006 amounted to approximately $89.8, an increase of $34.8 million or 63% from the comparable period in 2005.

Royalty revenue in 2006 will continue to reflect 39% of BMS’ net sales and a range of 6.5% - 7.5% of Merck KGaA’s net sales.

License Fees and Milestone Revenue

License fees and milestone revenue in the first quarter of 2006 of $144.4 million consists of the recognition of up-front license fees and milestone payments received under the Commercial Agreement with BMS of $144.3 million and recognition of payments received under the development and license agreements with Merck KGaA of $56,000. The increase of $119.9 million from the comparable period in 2005 is mainly due to the fact that in March of 2006 we earned the last milestone payment from BMS of $250 million, as a result of obtaining approval from the FDA for ERBITUX in a second indication. The first quarter milestone revenue contains a “catch-up” adjustment of approximately $112.7 million related to the actual product research and development costs incurred from inception through December 31, 2005 as a percentage of the estimated total costs to be incurred over the term of the Commercial Agreement.

License fees and milestone revenue in 2006 will include the continuing amortization, based on clinical development spending, of the $900 million received from BMS. At the anticipated rates of clinical spending for 2006, amortization of milestones for the full year of 2006 should approximate $250 million.

Manufacturing Revenue

Manufacturing revenue in the first quarter of 2006 of $19.3 million consists of sales of ERBITUX to BMS and Merck KGaA for commercial use. The increase from the comparable period of $8.3 million or 75% is due to an increase in sales to BMS of approximately $5.6 million and sales to Merck KGaA of $2.7 million. This is the first quarter that we sold ERBITUX for commercial distribution to Merck KGaA. The increase in sales of ERBITUX to our partners for commercial use is directly associated with the increase in in-market sales (as described above under royalty revenue) both in North America and internationally. In accordance with the Commercial Agreement, we sell ERBITUX to BMS at our cost of production plus a 10% markup on bulk. We sell bulk inventory to Merck KGaA at our full absorption cost of production.

Manufacturing revenue in 2006 will continue to reflect ERBITUX shipped to our partners for commercial use.

Collaborative Agreement Revenue

Collaborative agreement revenue consists primarily of reimbursements from our partners BMS and Merck KGaA under our collaborative agreements. There are certain categories for which we receive reimbursement from our partners: clinical and regulatory expenses, the cost of ERBITUX supplied to our partners for use in clinical studies, certain marketing and administrative expenses, and a portion of royalty expense. During the first quarter of 2006, we earned $21.1 million in collaborative agreement revenue, of which approximately $13.2 million represents amounts earned from BMS and approximately $7.9 million represents amounts earned from Merck KGaA, as compared to $13.8 million earned in the comparable period in 2005, of which $9.6 million was earned from BMS and approximately $4.3 million was earned from Merck KGaA. The increase in collaborative agreement revenue of $7.3 million is principally due to an increase in reimbursement for clinical drugs of approximately $4.2 million and an increase in royalty expense reimbursement of approximately $4.1 million, partly offset by decreases in the reimbursement of clinical and marketing, general and administrative expenses.

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

Expenses

Research and Development

Research and development expenses in the first quarter of 2006 of $33.0 million increased by approximately $11.8 million or 56% from the comparable period in 2005. The increase is primarily due to an increase in shipments of ERBITUX sold to our partners for clinical studies of approximately $7.6 million, an increase in costs associated with the development of our non-ERBITUX pipeline of approximately $3.2 million, and approximately $500,000 of shared based compensation expense. Research and development expenses include costs associated with our in-house and collaborative research programs, product and process development expenses, cost to manufacture our product candidates and quality assurance and quality control costs. Research and development includes costs that are reimbursable from our corporate partners. Approximately $8.8 million and $4.6 million of costs representing research and development expenses in the first quarters of 2006 and 2005, respectively, were reimbursable and included under collaborative agreement revenue since they represent inventory supplied to our partners for use in clinical studies.

We expect that research and development expenses will approximate $135 million in 2006, including approximately $3.1 million attributable to share based compensation expense. The increase from 2005 reflects additional efforts in support of our non-ERBITUX pipeline, including third-party manufacturing costs, costs associated with clinical supplies of ERBITUX for use by us and our partners (which are reimbursed as a component of collaborative agreement revenue), and expansion of basic research activities.

Clinical and Regulatory

Clinical and regulatory expenses consist of costs to conduct our clinical studies and associated regulatory activities. Clinical and regulatory expenses in the first quarter of 2006 amounted to $15.1 million, an increase of $5.7 million or 60% from the comparable period in 2005. The increase is primarily due to an increase of $3.8 million due BMS for reimbursement of clinical expenses related to ERBITUX and an increase in salaries and benefits of approximately $1.0 million, which includes $300,000 of share based compensation expense. During 2005, we gradually increased our headcount in our clinical and regulatory department in order to invest in the continued growth of ERBITUX and to develop other product candidates. Approximately $3.4 million and $4.2 million of the costs included in this category for the first quarters of 2006 and 2005, respectively, are reflected as revenues under collaborative agreement revenue since they represent costs that are reimbursable by our corporate partners.

Clinical and regulatory expenses in 2006 are expected to increase significantly as we embark on a number of studies in support of expanded use of ERBITUX as well as later-stage clinical development programs for our pipeline products. In addition, we are enhancing our medical affairs programs, and expanding our regulatory capabilities. As a result, total clinical and regulatory expenses are expected to reach approximately $90 million in 2006, including approximately $1.3 million attributable to share based compensation expense. A contractually determined portion of the ERBITUX-related expenses will continue to be reimbursed as a component of collaborative agreement revenue.

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

Marketing, general and administrative expenses in the first quarter of 2006 amounted to $18.0 million, which includes approximately $1.1 million of share based compensation expense as compared to $17.6 million in the comparable period in 2005. Expenses in this category have remained fairly stable from the comparable period in 2005, mainly due to having no increases in headcount and spending consistently in marketing efforts and legal, accounting and consulting expenses. Certain expenses in this category are reimbursable from our corporate partners. Approximately $314,000 and $570,000 of costs representing marketing and general expenses in the first quarters of 2006 and 2005, respectively, were reimbursable and included in collaborative agreement revenue.

Marketing, general and administrative expenses should approximate $80 million in 2006, including approximately $5.2 million attributable to share based compensation expense. The increase versus 2005 is principally attributable to increased marketing efforts in support of launching ERBITUX as a second indication.

Royalty Expense

Royalty expense consists of obligations related to certain licensing agreements related to ERBITUX. We are obligated to pay royalties of approximately 12.25% of North American net sales and a single digit royalty on sales outside of North America, which will increase if sales outside of North America consist of ERBITUX produced in the United States. Beginning in the second quarter of 2006, gross royalty expense will decrease as a percentage of net sales in North America to 9.25%. We receive reimbursements from our corporate partners of 4.5% on North American net sales and a single digit percentage on net sales outside of North America, which is reflected in collaborative agreement revenue. In the first quarter of 2006, we incurred royalty expense of $20.1 million as compared to $12.6 million, an increase of $7.5 million, or 60%. The increase is directly associated with the increase in net sales of ERBITUX in North America and outside of North America, as previously described. Approximately $8.6 million and $4.5 million of royalty expense was reimbursable by our corporate partners and included as collaborative agreement revenue in the first quarters of 2006 and 2005, respectively.

Royalty expenses for the remainder of 2006 will consists of 9.25% of North American in-market net sales with 4.5% of North American in-market net sales expected to be reimbursed as a component of collaborative agreement revenue, resulting in a net royalty burden of 4.75%. In addition, a single-digit percentage of international net sales is also expected to be incurred.

Cost of Manufacturing Revenue

Cost of manufacturing revenue in the first quarter of 2006 amounted to $15.4 million representing a gross margin of approximately 20% compared to costs of manufacturing revenue in the comparable period of 2005 of approximately $743,000, or a gross margin of 93%. The fluctuation in our gross margin is due to the fact that prior to obtaining approval from the FDA for ERBITUX, we had previously expensed all ERBITUX inventory produced as research and development. We began to capitalize in inventory the cost of manufacturing ERBITUX after we received approval in February of 2004. It has taken us almost two years to sell all inventory that was previously expensed or partially expensed. In the fourth quarter of 2005, we sold substantially all inventory with partial costs and fully exhausted the remaining batches of ERBITUX with partial costs during the first quarter of 2006. Therefore, we expect to reflect full absorption cost in the remainder of 2006.     We sell ERBITUX to BMS at our costs of production plus a 10% mark-up on bulk and to Merck KGaA at our cost of production. We expect that our quarterly margins on sales of ERBITUX will begin to stabilize in 2006 and reflect an average margin of approximately 10%.

Interest Income and Interest Expense

Interest income in the first quarter of 2006 amounted to $7.2 million, an increase of approximately $407,000 or 6% from the comparable period in 2005. This increase is attributable to increases in interest rates from the comparable period in 2005.

Interest expense in the first quarter of 2006 amounted to $1.5 million, a decrease of  $347,000 or 19% from the comparable period in 2005. The decrease is due to the fact that we capitalized $347,000 more interest related to the construction of our BB50 manufacturing facility in first quarter of 2006 than in the comparable period. The increase in capitalized interest is directly related to the increase in costs incurred for our BB50 facility.

Provision for Income Taxes

The effective tax rate for the first quarter of 2006, and the estimate for the full year, is approximately 13% which excludes the effect of a partial release of our valuation allowance. In addition to the 13% effective tax rate, the Company released a portion of its deferred tax asset valuation allowance in the first quarter of 2006 because we believe that it is more likely than not that we will realize these deferred tax assets in the future. The impact of the partial release of our valuation allowance against our deferred tax assets resulted in a benefit to tax expense of approximately $99.5 million, which was recognized in the first quarter of 2006. The combination of both these items resulted in a net tax benefit in the first quarter of 2006 of $80.3 million.

Net Income

We had net income of $229.6 million or $2.75 per basic common share and $2.51 per diluted common share for the first quarter of 2006, compared with net income of $28.8 million or $0.35 per basic common share and $0.33 per diluted common share for the comparable period in 2005. The fluctuation in results was due to the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

At March  31, 2006, our principal sources of liquidity consisted of cash and cash equivalents and securities available for sale of approximately $990.7 million. Historically, we have financed our operations through a variety of sources, most significantly through the issuance of public and private equity and convertible notes, license fees and milestone payments and reimbursements from our corporate partners. Since the approval of ERBITUX on February 12, 2004, we began to generate royalty revenue and manufacturing revenue from the commercial sale of ERBITUX by our corporate partners and we have generated income from operations in 2004 and 2005 and in the first quarter of 2006. As we continue to generate income, our cash flows from operating activities are expected to increase as a source to fund our operations. Therefore, we anticipate that our future financial condition and our future operating performance will continue to experience significant changes and that past performance will not likely be indicative of our future performance.

SUMMARY OF CASH FLOWS

	March 31, 2006	March 31, 2005	Variance
Cash provided by (used) in :
Operating activities	$209,601	$(70,004)	$279,605
Investing activities	20,388	454	19,934
Financing activities	42,469	6,617	35,852
Net increase (decrease) in cash and cash equivalents	$272,458	$(62,933)	$335,391

Historically our cash flows from operating activities have fluctuated significantly due to the nature of our operations and the timing of our cash receipts. During the first quarter of 2006, we generated approximately $209.6 million in cash from operating activities, as compared to net cash used in operating activities in the comparable period of 2005 of $70 million. The increase in operating cash flows in the first quarter of 2006 is primarily due to the receipt of $250 million milestone payment from our corporate partner BMS, as a result of obtaining approval from the FDA for ERBITUX in a second indication. In the first quarter of 2006, we used approximately $20 million from sales and maturities of our investments in order to fund some of our operating activities, as further described below. Although we generate positive cash flows from operating activities, as long as we continue to invest in research and development, in clinical development and in the development of our pipeline, we will continue to experience fluctuations in our operating cash flows, depending on the level of such investments.

Our primary sources and uses of cash under investing activities consist of purchases and sales activity in our investment portfolio, which we manage based on our liquidity needs, possible business development transactions and amounts used for capital expenditures. During the first quarter of 2006, we generated net cash from investing activities of $20.4 million comprised of approximately $16.4 million in acquisition of fixed assets, offset by net proceeds from the sale and maturity of securities in our investment portfolio of $36.8 million. In January of 2006, we used approximately $20 million of proceeds from sales and maturities in order to fund some of our operating activities including bonuses which are paid in January to all employees as well as payment of royalty expense related to sales from the fourth quarter of 2005.

We generated net cash flows from financing activities in the first quarter of 2006 of approximately $42.5 million as compared to $6.6 million in the comparable period of 2005. Cash flows from financing activities in these periods were generated from employees’ exercising stock options and from the issuance of common stock under our employee stock purchase plan.

We believe that our existing cash and cash equivalents and marketable securities and our cash provided by operating activities will provide us with sufficient liquidity to support our operations at least through the second quarter of 2007. We are also entitled to reimbursement for certain marketing, royalty expense, and research and development expenditures. Our future working capital and capital requirements will depend upon numerous factors, including, but not limited to:

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

The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of March 31, 2006: (in thousands, except interest rates)

	2006	2007	2008	2009	2010	2011 and Thereafter	Total	Fair Value
Fixed Rate	$150,000	$212,400	$100,000	$55,000	$20,000	$ —	$537,400	$527,127
Average Interest Rate	2.97%	3.51%	3.86%	4.33%	4.54%	—	3.55%
Variable Rate(1)	—	—	1,803	—	10,000	176,109	187,912	187,711
Average Interest Rate	—	—	4.85%	—	4.00%	4.74%	4.71%
	$150,000	$212,400	$101,803	$55,000	$30,000	$ 176,109	$725,312	$714,838

(1)   These holdings primarily consist of U.S. corporate and foreign corporate floating rate notes. Interest on the securities is adjusted monthly, quarterly or semi-annually, depending on the instrument, using prevailing interest rates. These holdings are highly liquid and we consider the potential for loss of principal to be minimal.

Our outstanding 1 3/8% fixed rate convertible senior notes in the principal amount of $600,000,000 due May 15, 2024 are convertible into our common stock at a conversion price of $94.69 per share, subject to certain restrictions as outlined in the indenture agreement. The fair value of fixed interest rate instruments is affected by changes in interest rates and in the case of the convertible notes by changes in the price of our common stock as well. The fair value of the convertible senior notes was approximately $523,476,000 at March 31, 2006.

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

Changes In Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.        Legal Proceedings

A.   Government Inquiries and Investigations

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

After disclosure to the IRS in 2003, the IRS commenced audits of the Company’s income tax and employment tax returns for the years 1999-2001. The Company has cooperated in full with this audit and has responded to all requests for information and documents received from the IRS. On February 8, 2006, the Company received a draft of the IRS’s report of its preliminary findings with respect to the employment tax audit. The draft report indicated that the IRS, in addition to imposing liability on the Company for taxes not withheld, intended to assert penalties with respect to both the failure to withhold on non-qualified stock options and the failure to report and withhold on the warrants described above. On

April 19, 2006, the Company reached an agreement with the IRS to resolve the employment tax audit.   Pursuant to such agreement the Company paid $28,655,509 to the IRS on April 21, 2006 and on April 28, 2006 the Company paid the IRS $3,080,789, consisting of interest.

B.   Intellectual Property Litigation

As previously reported, on October 28, 2003, a complaint was filed by Yeda Research and Development Company Ltd. (“Yeda”) against ImClone Systems and Aventis Pharmaceuticals, Inc. in the U.S. District Court for the Southern District of New York (03 CV 8484). This action alleges and seeks that three individuals associated with Yeda should also be named as co-inventors on U.S. Patent No. 6,217,866. On June 7, 2005, Yeda amended their U.S. complaint to seek sole inventorship of the subject patent. On November 4, 2005, the Court denied the Company’s motion for summary judgment with respect to this matter, as filed with the Court on June 24, 2005, and a June 2006 trial date has been set. The Company is vigorously defending against the claims asserted in this action. The Company is unable to predict the outcome of this action at the present time.

As previously reported, on March 25, 2004, an action was filed in the United Kingdom Patent Office entitled Referrer’s Statement requesting transfer of co-ownership and amendment of patent EP (UK) 0 667 165 to add three Yeda employees as inventors. Also on March 25, 2004, a German action entitled Legal Action was filed in the Munich District Court I, Patent Litigation Division, seeking to add three Yeda employees as inventors on patent EP (DE) 0 667 165. The Company was not named as a party in these actions that relate to the European equivalent of U.S. Patent No. 6,217,866 discussed above; accordingly, the Company has intervened in the German and the U.K. actions. On June 29, 2005, Yeda sought to amend their pleadings in the United Kingdom to seek sole inventorship. A hearing on the validity of this amendment concluded on January 30, 2006. A subsequent ruling held that Yeda was not entitled to amend their pleading; Yeda has appealed this ruling. Additionally, on or about March 25, 2005 and March 29, 2005, respectively, Yeda filed legal actions in Austria and France against both Aventis and ImClone Systems seeking full inventorship of EP (AU) 0 667 165 and EP (FR) 0 667 165, as well as payment of legal costs and fees.

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

As previously disclosed, the Company is developing a fully human monoclonal antibody, referred to as IMC-11F8, which it intends to commercialize outside the United States and Canada. The Company believes it has the right to do so under its existing development and license agreement with Merck KGaA. However, Merck KGaA had advised the Company that it believed that IMC-11F8 was covered under the development and license agreement with Merck KGaA and that it could therefore have the exclusive rights to market IMC-11F8 outside the United States and Canada and co-exclusive development rights in Japan, for which it would pay the same royalty as it pays for ERBITUX. See “Corporate Collaborations—Collaborations with Merck KGaA”. In agreement with Merck KGaA, the Company submitted this dispute to binding arbitration through an expedited process outside of the provisions of the development and license agreement.

Merck KGaA subsequently took the position that the expedited arbitration provision was no longer valid and the Company sued Merck KGaA in federal court in the Southern District of New York to either enforce the arbitration provision previously agreed to or to have the court decide the question of whether IMC-11F8 is or is not covered under the development and license agreement with Merck KGaA. On November 29, 2005, the Court granted the Company’s motion to enforce the expedited arbitration provision previously agreed to, and subsequently appointed a new arbitrator to hear and decide this dispute. Merck KGaA has appealed that decision. The Company intends to vigorously defend its position that the arbitration was proper and binding on Merck KGaA, but there can be no assurance that its position will prevail.

On March 31, 2006, the arbitrator decided the matter in favor of the Company, finding that Merck KGaA had no rights to IMC-11F8. That decision is binding and unappealable pursuant to the parties’ arbitration agreement.

Item 1A.     Risk Factors

Not applicable

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.        Defaults upon Senior Securities

Not applicable

Item 4.        Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.        Other Information

Not applicable

Item 6.        Exhibits

Exhibit No.	Description	Incorporated by Reference
3.1	Certificate of Incorporation, as amended through December 31, 1998	D(3.1)
3.2	Amendment dated June 4, 1999 to the Company’s Certificate of Incorporation, as amended	H(3.1A)
3.3	Amendment dated June 12, 2000 to the Company’s Certificate of Incorporation, as amended	K(3.1A)
3.4	Amendment dated August 9, 2002 to the Company’s Certificate of Incorporation, as amended	Q(3.1C)
3.5	Amended and Restated By-Laws of the Company	Z(3.1)
4.1	Rights Agreement dated as of February 15, 2002 between the Company and EquiServe Trust Company, N.A., as Rights Agent, as amended May 4, 2006	JJ(EX-2)

4.2	Stockholder Agreement, dated as of September 19, 2001, among Bristol-Myers Squibb Company, Bristol-Myers Squibb Biologics Company and the Company	L(99.2D2)
4.3	Indenture dated as of May 7, 2004 by and between the Company and The Bank of New York, as Trustee and Form of 1 3/8% Convertible Notes Due 2024	V(4.5)
4.4	Registration Rights Agreement dated as of May 7, 2004 by and between the Company, as Issuer, and Morgan Stanley & Co., Incorporated and UBS Securities LLC, as the Initial Purchasers	V(4.6)
10.1	Company’s 1986 Employee Incentive Stock Option Plan, including form of Incentive Stock Option Agreement	A(10.1)
10.2	Company’s 1986 Non-qualified Stock Option Plan, including form of Non-qualified Stock Option Agreement	A(10.2)
10.3	1996 Incentive Stock Option Plan, as amended	O(99.1)
10.4	1996 Non-Qualified Stock Option Plan, as amended	O(99.2)
10.5	ImClone Systems Incorporated 1998 Non-Qualified Stock Option Plan, as amended	O(99.2)
10.6	ImClone Systems Incorporated 2002 Stock Option Plan	Q(99.8)
10.7	ImClone Systems Incorporated 1998 Employee Stock Purchase Plan	I(99.4)
10.8	Option Agreement, dated as of September 1, 1998, between the Company and Ron Martell	F(99.3)
10.10	License Agreement between the Company and the Regents of the University of California dated April 9, 1993	B(10.48)
10.11	Collaboration and License Agreement between the Company and the Cancer Research Campaign Technology, Ltd., signed April 4, 1994, with an effective date of April 1, 1994	B(10.50)
10.12	License Agreement between the Company and Rhone-Poulenc Rorer dated June 13, 1994	C(10.56)
10.13	Development and License Agreement between the Company and Merck KGaA dated December 14, 1998	E(10.70)
10.14	Lease dated as of December 15, 1998 for the Company’s premises at 180 Varick Street, New York, New York	G(10.69)
10.15	Amendment dated March 2, 1999 to Development and License Agreement between the Company and Merck KGaA	G(10.71)
10.16	Acquisition Agreement dated as of September 19, 2001, among the Company, Bristol-Myers Squibb Company and Bristol-Myers Squibb Biologics Company	L(99.D1)

10.17	Development, Promotion, Distribution and Supply Agreement, dated as of September 19, 2001, among the Company, Bristol-Myers Squibb Company and E.R. Squibb & Sons, L.L.C	L(99.D3)
10.20	Employment Agreement, dated as of March 19, 2004, between the Company and Daniel S. Lynch	U(10.1)
10.21	Agreement of Sublease dated October 5, 2001, by and between 325 Spring Street LLC and the Company	O(10.86)
10.22	Promissory Note in the principal amount of $10,000,000, dated October 5, 2001, executed by 325 Spring Street LLC in favor of the Company	O(10.86.1)
10.23	Amendment No. 1 to Development, Promotion, Distribution and Supply Agreement, dated as of March 5, 2002, among the Company, Bristol-Myers Squibb Company and E.R. Squibb & Sons, L.L.C	N(99.2)
10.24	Amendment, dated as of August 16, 2001 to the Development and License Agreement between the Company and Merck KGaA	P (10.88)
10.25	Agreement of Sale and Purchase between Building Associates, LP and ImClone Systems Incorporated pertaining to 33 Chubb Way, Branchburg, New Jersey executed as of March 1, 2002	Q(10.92)
10.26

Target Price Contract, dated as of July 15, 2002, between ImClone Systems Incorporated and Kvaerner Process, a division of Kvaerner U.S. Inc., for the Architectural, Engineering, Procurement Assistance, Construction Management and Validation of a Commercial Manufacturing Project in Branchburg, New Jersey

R(10.930)
10.27	Modifications Agreement dated as of December 15, 2000 by an between 180 Varick Street Corporation and the Company	S(10.94)
10.28	Amendment number 4 to the Company’s lease at 180 Varick Street dated August 13, 2004 by and between 180 Varick Street Corporation and the Company	V(10.28)
10.29	ImClone Systems Incorporated Annual Incentive Plan	T(A.C)
10.30	Supply Agreement between the Company and Lonza Biologics PLC dated March 17, 2005	Y(10.30)
10.31	ImClone Systems Incorporated Senior Executive Severance Plan	W(10.29)
10.32	ImClone Systems Incorporated Change in Control Plan, as amended	FF (10.32)
10.34	Terms of inducement stock option grants to Dr. Philip Frost and Dr. Eric Rowinsky on March 1, 2005 and February 21, 2005, respectively, as approved by the Compensation Committee of Board of Directors	AA
10.35	Collaboration and License Agreement between the Company and UCB S.A. dated August 15, 2005. Confidential Treatment has been requested for a portion of this Exhibit	CC (10.35)

10.36	Approval by Board of Directors of certain compensation related matters and Company stock repurchase program	BB
10.37	ImClone Systems Incorporated 2005 Inducement Stock Option Plan	DD(10.1)
10.38	Terms of accelerated Company stock options and form of lock-up agreement	EE(10.1)
10.39	ImClone Systems Incorporated 2006-2008 Retention Plan	GG(10.1)
10.40	ImClone Systems Incorporated Transition Severance Plan	FF(10.40)
10.41

Approval by the Compensation Committee of Board of Directors of performance criteria for executive officer cash bonus awards under the Company’s Annual Incentive Plan for the year ended December 31, 2006, together with maximum permitted bonuses under the plan

HH
10.42	Letter Agreement dated March 21, 2006, by and between Joseph L. Fischer and ImClone Systems Incorporated	II(10.42)
31.1*	Certification of the Company’s Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of the Company’s Interim Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
(A)	Previously filed with the Commission; incorporated by reference to Amendment No. 1 to Registration Statement on to Form S-1, File No. 33-61234.
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

(Q)	Previously filed with the Commission; incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(R)	Previously filed with the Commission; incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(S)	Previously filed with the Commission; incorporated by reference to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2002.
(T)	Previously filed with the Commission; incorporated by reference to the Company’s Proxy Statement for its 2003 Annual Meeting of Shareholders, filed August 21, 2003, as appendix C.
(U)	Previously filed with the Commission; incorporated by reference to the Company’s Current Report on Form 8-K dated March 19, 2004.
(V)	Previously filed with the Commission; incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(W)	Previously filed with the Commission; incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(Y)	Previously filed with the Commission; incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(Z)	Previously filed with the Commission; incorporated by reference to the Company’s Current Report on Form 8-K dated June 21, 2005.
(AA)	Previously filed with the Commission; incorporated by reference to the Company’s Current Report on Form 8-K dated July 15, 2005.
(BB)	Previously filed with the Commission; incorporated by reference to the Company’s Current Report on Form 8-K dated September 19, 2005.
(CC)	Previously filed with the Commission, incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(DD)	Previously filed with the Commission; incorporated by reference to the Company’s Current Report on Form 8-K dated October 21, 2005.
(EE)	Previously filed with the Commission, incorporated by reference to the Company’s Current Report on Form 8-K dated December 21, 2005.
(FF)	Previously filed with the Commission; incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
(GG)	Previously filed with the Commission; incorporated by reference to the Company’s Current Report on Form 8-K dated January 23, 2006.
(HH)	Previously filed with the Commission, incorporated by reference to the Company’s Current Report on Form 8-K dated March 22, 2006.
(II)	Previously filed with the Commission, incorporated by reference to the Company’s Current Report on Form 10-K/A dated May 1, 2006.
(JJ)	Previously filed with the Commission, incorporated by reference to The Company’s Current Report on Form 8-A/A dated May 4, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMCLONE SYSTEMS INCORPORATED (Registrant)

	By:	/s/ JOSEPH L.FISCHER
Joseph L. Fischer
Interim Chief Executive Officer
Date: May 10, 2006

	By:	/s/ MICHAEL J. HOWERTON
Michael J. Howerton
Chief Financial Officer
Date: May 10, 2006