Form 10-Q
period 2006-06-30
IMCLONE SYSTEMS INC
filed 2006-08-04
CIK 765258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 1, 2006
Common Stock, par value $.001	(84,217,766) Shares

IMCLONE SYSTEMS INCORPORATED

i

PART I. FINANCIAL INFORMATION

Item 1.                        Financial Statements

IMCLONE SYSTEMS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share and share data)
(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$26,095	$3,403
Securities available for sale	937,684	752,973
Prepaid expenses	7,549	3,766
Amounts due from corporate partners	90,001	59,271
Inventories (excludes $10,539 at June 30, 2006 classified in Other assets)	66,681	81,394
Deferred income taxes, net	23,316	—
Other current assets	10,167	8,311
Total current assets	1,161,493	909,118
Property, plant and equipment, net	424,533	406,595
Deferred financing costs, net	10,675	12,531
Deferred income taxes, net	106,128	—
Other assets	25,044	15,171
Total assets	$1,727,873	$1,343,415
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including $2,624 and $4,610 due Bristol-Myers Squibb Company (“BMS”) at June 30, 2006 and December 31, 2005, respectively)	$32,461	$35,530
Accrued expenses (including $19,287 and $11,427 due BMS at June 30, 2006 and December 31, 2005, respectively)	76,538	60,934
Withholding tax liability	264	32,000
Current portion of deferred revenue	145,881	112,624
Other current liabilities	1,031	1,031
Total current liabilities	256,175	242,119
Deferred revenue, less current portion	285,285	246,401
Long-term debt	600,000	600,000
Share based compensation	868	—
Deferred rent, less current portion	2,831	2,491
Total liabilities	1,145,159	1,091,011
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 4,000,000 shares; reserved 1,200,000 series B participating cumulative preferred stock, none issued or outstanding	—	—
Common stock, $.001 par value; authorized 200,000,000 shares; issued 85,145,933 and 84,412,408 at June 30, 2006 and December 31, 2005, respectively; outstanding 84,141,259 and 83,407,734 at June 30, 2006 and December 31, 2005, respectively	85	84
Additional paid-in capital	798,581	733,069
Accumulated deficit	(175,659)	(442,459)
Treasury stock, at cost; 1,004,674 at June 30, 2006 and December 31, 2005, respectively	(29,149)	(29,149)
Accumulated other comprehensive loss:
Net unrealized loss on securities available for sale	(11,144)	(9,141)
Total stockholders’ equity	582,714	252,404
Total liabilities and stockholders’ equity	$1,727,873	$1,343,415

See accompanying notes to consolidated financial statements.

IMCLONE SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Revenues:
Royalty revenue	$74,614	$41,791	$134,884	$78,163
License fees and milestone revenue	33,456	24,491	177,859	49,025
Manufacturing revenue	28,356	7,894	47,705	18,913
Collaborative agreement revenue	13,430	18,209	34,539	32,055
Total revenues	149,856	92,385	394,987	178,156
Operating expenses:
Research and development	27,583	24,433	60,576	45,606
Clinical and regulatory	14,929	8,376	30,010	17,774
Marketing, general and administrative	22,963	16,833	40,964	34,456
Royalty expense	18,414	14,338	38,480	26,904
Cost of manufacturing revenue	26,877	1,106	42,279	1,849
Discontinuation of small molecule research program	—	6,200	—	6,200
Total operating expenses	110,766	71,286	212,309	132,789
Operating income	39,090	21,099	182,678	45,367
Other:
Interest income	(10,222)	(6,793)	(17,386)	(13,550)
Interest expense	1,914	1,687	3,376	3,496
Loss on sales of securities	—	—	—	16
Other, net	(8,308)	(5,106)	(14,010)	(10,038)
Income before income taxes.	47,398	26,205	196,688	55,405
Provision (benefit) for income taxes	10,189	174	(70,112)	554
Net income	$37,209	$26,031	$266,800	$54,851
Income per common share:
Basic	$0.44	$0.31	$3.18	$0.66
Diluted	$0.42	$0.30	$2.93	$0.63
Shares used in calculation of income per share
Basic	84,072	83,616	83,849	83,448
Diluted	92,184	92,074	92,001	92,362

See accompanying notes to consolidated financial statements.

IMCLONE SYSTEMS INCORPORATED
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2006
(in thousands, except share data)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Loss	Total
Balance at December 31, 2005	—	$—	84,412,408	$84	$733,069	$(442,459)	$(29,149)	$(9,141)	$252,404
Options exercised			718,470	1	12,592				12,593
Issuance of shares through employee stock purchase plan			15,055	—	460				460
Share based compensation expense					3,965				3,965
Tax benefit of stock options					48,495				48,495
Comprehensive income:
Net income						266,800			266,800
Other comprehensive loss:
Unrealized loss on marketable securities arising during the period								(2,003)	(2,003)
Less: Reclassification adjustment for realized loss included in net income								—	—
Total other comprehensive loss								(2,003)	(2,003)
Comprehensive income									264,797
Balance at June 30, 2006	—	$—	85,145,933	$85	$798,581	$(175,659)	$(29,149)	$(11,144)	$582,714

See accompanying notes to consolidated financial statements.

IMCLONE SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$266,800	$54,851
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,573	6,659
Amortization of deferred financing costs	1,856	1,856
Share based compensation	3,965	—
Tax benefit from share based compensation	(48,495)	—
Loss on disposal of fixed assets	—	3,880
Other	—	82
Deferred income taxes	(129,444)	—
Changes in:
Prepaid expenses	(3,783)	(3,670)
Amounts due from corporate partners	(30,730)	18,525
Inventories	14,713	(25,794)
Other current assets	(1,856)	(827)
Other assets	(9,934)	981
Accounts payable	(3,069)	(2,232)
Accrued expenses	64,099	(17,358)
Share based compensation	868	—
Withholding tax liability	(31,736)	—
Litigation settlement	—	(50,025)
Deferred rent, less current portion	340	(1,327)
Deferred revenue	72,141	(50,569)
Net cash provided by (used in) operating activities	180,308	(64,968)
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(32,450)	(52,115)
Purchases of securities available for sale	(741,409)	(212,544)
Proceeds from sale of securities available for sale	546,370	190,309
Maturities of securities available for sale	8,325	52,217
Net cash used in investing activities	(219,164)	(22,133)
Cash flows from financing activities:
Proceeds from exercise of stock options	12,593	11,870
Proceeds from issuance of common stock under the employee stock purchase plan	460	498
Tax benefit from share based compensation	48,495	—
Net cash provided by financing activities	61,548	12,368
Net increase (decrease) in cash and cash equivalents	22,692	(74,733)
Cash and cash equivalents at beginning of period	3,403	79,321
Cash and cash equivalents at end of period	$26,095	$4,588
Supplemental cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$1,519	$1,639
Income taxes	$2,408	$1,400
Non-cash investing and financing activity:
Change in net unrealized loss in securities available-for-sale	$2,003	$3,188

See accompanying notes to consolidated financial statements.

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)   Business Overview and Basis of Presentation

The accompanying consolidated financial statements of ImClone Systems Incorporated (“ImClone Systems” or the “Company”) as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 are unaudited. The accompanying unaudited consolidated balance sheets, statements of income, statement of stockholders’ equity and comprehensive income and statements of cash flows have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. The financial statements reflect all adjustments, consisting only of normal, recurring adjustments, which are in the opinion of management, necessary for a fair presentation for the interim periods. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and related revenue and expense accounts and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with GAAP. Actual results could differ materially from those estimates. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the SEC.

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

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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

Impact of Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are in the process of analyzing the impact that this Interpretation may have on the Company’s consolidated financial statements. Therefore, we are not in a position to conclude whether the adoption of this Interpretation will have a material impact on the Company’s consolidated financial statements.

Comprehensive Income

The following table reconciles net income to comprehensive income: (in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Net income	$37,209	$26,031	$266,800	$54,851
Other comprehensive (loss) income:
Unrealized gain (loss) on marketable securities during the period	(670)	3,896	(2,003)	(3,188)
Less: Reclassification adjustment for realized loss included in net income	—	—	—	16
Total other comprehensive (loss) income	(670)	3,896	(2,003)	(3,172)
Total comprehensive income	$36,539	$29,927	$264,797	$51,679

The tax benefit (expense) on the items included in other comprehensive loss assuming they were recognized in income would be approximately $126,000 and ($60,000) for the three months ended June 30,

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

2006 and 2005, respectively, and $299,000 and $32,000 for the six months ended June 30, 2006 and 2005, respectively.

Fair Value of Financial Instruments

The fair value of the Company’s 1 3/8% convertible senior notes of $600,000,000 was approximately $541,500,000 and $502,500,000 at June 30, 2006 and December 31, 2005, respectively, based on their quoted market price.

(2)   Inventories

Inventories are stated at the lower of cost, determined on the first-in-first-out method, or market. Inventories consist of the following: (in thousands)

	June 30, 2006	December 31, 2005
Raw materials and supplies	$19,370	$22,664
Work in process	48,190	49,149
Finished goods	9,660	9,581
Total	$77,220	$81,394

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

During the second quarter of 2006, certain manufacturing improvements were made to the equipment in the Company’s single product manufacturing facility that requires regulatory action. The Company plans to file a supplemental biologics license application (“sBLA”) with the FDA in the middle of August 2006, and we expect to be able to distribute ERBITUX produced with the improved equipment approximately thirty days after the submission date. As of June 30, 2006, there was approximately $16.2 million of inventory produced using this equipment.

In June 2006, the Company began producing ERBITUX for commercial use at its multiple product manufacturing facility (“BB50”), located in Branchburg, New Jersey. The Company expects to file a sBLA with the FDA for approval of BB50 in the first quarter of 2007. Until such time as the Company receives approval of BB50 from the FDA, the ERBITUX inventory produced in BB50 cannot be used for commercial distribution. Based on management’s current expectations, the Company expects that the costs of such inventory will be fully realizable once the Company obtains approval of BB50. Therefore, in June 2006, the Company capitalized the costs of producing ERBITUX in BB50, which amounted to approximately $10.5 million. This amount is classified in Other assets in the Company’s Consolidated Balance Sheets as it is not expected to be sold within one year. The Company will continue to capitalize the costs of producing ERBITUX in BB50 as long as management can conclude that the costs of such inventory will be fully realizable in the future.

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

(3)   Property, Plant and Equipment

Property, plant and equipment are recorded at cost and consist of the following: (in thousands)

	June 30, 2006	December 31, 2005
Land	$4,899	$4,899
Building.	280,205	67,597
Leasehold improvements	13,966	13,969
Machinery and equipment	158,726	62,806
Furniture and fixtures	5,671	4,596
Construction in progress	41,296	318,446
Total Cost	504,763	472,313
Less accumulated depreciation and amortization	(80,230)	(65,718)
Property, plant and equipment, net	$424,533	$406,595

In June 2006, the Company began to use a portion of BB50 for the commercial production of ERBITUX. BB50 is a 250,000 square foot multiple product manufacturing facility located in Branchburg, New Jersey, with capacity of up to 110,000 liters (production volume). BB50 has the capacity for three distinct suites capable of producing up to three different products concurrently. The Company completed validation and commissioning of Suite 1 during the second quarter of 2006, where it is now producing ERBITUX for commercial distribution. Suite 2 has been fitted with equipment and it is estimated that commissioning and validation of this suite will begin in 2007. We expect that Suite 2 will be used for purposes of producing our pipeline products. At this point, Suite 3 remains vacant until further determination of its ultimate use. In June 2006, the Company transferred, from construction in progress, the cost associated with BB50 into the appropriate categories, with the exception of certain costs, primarily related to the equipment that resides in Suite 2. Such equipment will be put into service once the Company commissions and validates such equipment for the eventual manufacturing of our pipeline products. The total cost of constructing BB50 through June 30, 2006 amounted to approximately $330 million, including approximately $34.8 million of costs related to the commissioning and validation of Suite 1 and $22.7 million of capitalized interest.

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

(4)   Withholding Tax Assets and Liability

On March 13, 2003, the Company initiated discussions with the Internal Revenue Service (the “IRS”) relating to federal income taxes not withheld because one or more of the Company’s employees who exercised certain non-qualified stock options in 1999 and 2000 failed to pay federal income taxes for those years. Subsequently, the Company became aware of another potential income and employment tax withholding liability associated with the exercise of certain warrants granted in the early years of the Company’s existence that were held by certain former officers, directors and employees. After disclosure to

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

the IRS in 2003, the IRS commenced audits of the Company’s income tax and employment tax returns for the years 1999-2001. On February 8, 2006, the Company received a draft of the IRS’s report of its preliminary findings which indicated that the IRS, in addition to imposing liability on the Company for taxes not withheld, intended to assert penalties with respect to both the failure to withhold on non-qualified stock options and the failure to report and withhold on the warrants described above. On March 14, 2006, the Company reached an agreement in principle with the IRS to resolve the employment tax audit, which includes the Company’s agreement to the imposition of an accuracy-related penalty under Section 6662 of the Internal Revenue Code. Under this agreement, the Company’s liability to the IRS was calculated to be approximately $32,000,000. The Company had previously recorded a withholding tax liability of $18,096,000 and a withholding tax asset of $274,000 in its consolidated Balance Sheet as of December 31, 2004. Based on the agreement in principle reached with the IRS, the Company eliminated the withholding tax asset of $274,000 and recorded an additional withholding tax liability of $13,904,000, or a total of $32,000,000, in its consolidated Balance Sheet as of December 31, 2005. As a result, the Company recorded in the fourth quarter of 2005 a net withholding tax expense of $14,178,000. On April 19, 2006, the Company signed an agreement with the IRS to resolve the employment tax audit. Pursuant to such agreement the Company paid $28,655,509 to the IRS on April 21, 2006, and on April 28, 2006, the Company paid the IRS $3,080,789 consisting of interest.

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

(5)   Share-Based Compensation Plans

Effective January 1, 2006, the Company adopted the provisions of FASB No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) using the modified prospective transition method. Under this method, prior periods are not revised for comparative purposes and the Company recognizes compensation cost using a fair-value based method for all share-based payments granted after December 31, 2005, plus any awards granted to employees prior to December 31, 2005 that remain unvested at that time. Prior to January 1, 2006, the Company accounted for its share-based compensation plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25. “Accounting for Stock Issued to Employees”, and related interpretations including Statement of Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation—An Interpretation of APB Opinion No. 25”. On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R.

The Company has three types of share-based compensation plans: stock option plans, an employee stock purchase plan and effective as of January 1, 2006, a retention plan.

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Stock Option Plans

In February 1996, the Company’s Board of Directors adopted and the shareholders thereafter approved an Incentive Stock Option Plan and Non-Qualified Stock Option Plan (the “96 Plans”). In May 1998, the Company’s Board of Directors adopted an additional Non-Qualified Stock Option Plan (the “98 Plan”), which shareholders were not required to approve. On June 11, 2002, the shareholders approved and the Company adopted the 2002 Stock Option Plan (the “02 Plan”). Effective with the adoption of the 02 Plan, the Company will not award new grants from the 96 Plans or the 98 Plan. The 02 Plan provides for the granting of both incentive stock options and non-qualified stock options to purchase, subject to adjustment under the plan, 3,300,000 shares of the Company’s common stock to employees, directors, consultants and advisors of the Company. Any common stock subject to an option which is cancelled, forfeited or expires prior to exercise, whether such option was granted under this plan or the 96 Plans or the 98 Plan, shall again become available for grant under the 02 Plan. Options granted under the 02 Plan become fully vested and exercisable upon the occurrence of a change in control, as defined. Incentive stock options granted under the 02 Plan may not exceed 825,000 shares of common stock, may not be granted at a price less than the fair market value of the stock at the date of grant and may not be granted to non-employees. In September 2003, the shareholders approved an amendment to the 02 Plan that increased the maximum total number of shares of common stock currently available for grant of options under the plan from 3,300,000 shares to 6,600,000 shares, and increased the number of shares of common stock with respect to which incentive stock options may be granted under the plan from 825,000 shares to 1,650,000 shares.

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

Combined, the 96 Plans, as amended, the 98 Plan, as amended, and the 02 Plan, as amended, and the Inducement Plan (the “Stock Options Plans”) provide as of June 30, 2006 for the granting of options to purchase up to 34,500,000 shares of common stock to employees, directors, consultants and advisors of the Company. Incentive stock options may not be granted at a price less than the fair market value of the stock at the date of grant and may not be granted to non-employees. Options under all the plans, unless earlier terminated, expire ten years from the date of grant. Options granted under these plans generally vest over one-to-four-year periods.

On December 16, 2005, the Company’s Board of Directors approved the acceleration of vesting of unvested stock options with exercise prices equal to or greater than $33.44 per share outstanding as of December 16, 2005 that had been previously awarded to Company employees and other eligible participants, including officers and non-employee directors. Options to purchase approximately 2,805,169

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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

The following table summarizes the effect of compensation cost arising from share-based payment arrangements on the Company’s statements of income for the Company’s Stock Option Plans, the ESPP and the Retention Plan:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(In Thousands)
Research and development	$508,000	$—	$1,023,000	$—
Clinical and regulatory	351,000	—	669,000	—
Marketing, general and administrative	1,355,000	—	2,413,000	—
Total	$2,214,000	$—	$4,105,000	$—

In addition, the Company capitalized, during the three and six months ended June 30, 2006, $355,000 and $524,000, respectively, as part of the cost of inventory and $78,000 and $204,000, respectively, in property, plant and equipment.

As a result of adopting SFAS 123R, the Company’s income before income taxes and net income for the three months ended June 30, 2006 was $2,214,000 and $1,840,000 lower, respectively, than if it had continued to account for share-based compensation in accordance with the provisions of APB Opinion 25. The Company’s income before income taxes and net income for the six months ended June 30, 2006 was $4,105,000 and $3,491,000 lower, respectively, than if it had continued to account for share-based compensation in accordance with the provisions of APB Opinion 25. Basic and diluted income per share for the three months ended June 30, 2006, would have been $0.46 and $0.44, respectively, if the Company had not adopted SFAS 123R, compared to reported basic and diluted income per share of $0.44 and $0.42, respectively. Basic and diluted income per share for the six months ended June 30, 2006, would have been $3.22 and $2.97, respectively, if the Company had not adopted SFAS 123R, compared to reported basic and diluted income per share of $3.18 and $2.93, respectively. In addition, for the six months ended June 30, 2006, the adoption of SFAS 123R resulted in net cash provided by operating activities being lower and net cash provided by financing activities being higher by approximately $48,495,000.

Prior to the adoption of SFAS 123R, all tax benefits for deductions resulting from the exercise of stock options were presented as operating cash flows on the Consolidated Statement of Cash Flows. Upon

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

adoption of SFAS 123R, cash flows resulting from the tax benefits of tax deductions are classified as financing cash flows.

Determining Fair Value

Valuation and Amortization Method:   The fair value of stock options granted under the Company’s Stock Option Plans and the ESPP is estimated using the Black-Scholes option pricing model. The fair value of stock options granted after January 1, 2006 is amortized on a straight-line basis. The fair value of stock options granted before January 1, 2006 is amortized using the graded vesting attribution approach. Compensation expense is amortized over the requisite service periods of the awards, which are generally the vesting periods. The fair value of awards granted under the Retention Plan were calculated using a Monte-Carlo simulation pricing model. The fair value of these awards is being amortized based on the proportionate amount of the requisite service period that has been rendered to date for each respective performance period.

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

Forfeitures:   The Company uses historical data to estimate pre-vesting option forfeitures. Share-based compensation expense is recorded only for those awards that are expected to vest. The Company’s pre-vesting forfeiture rate used was 10.7%.

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following assumptions were used to estimate the fair value of options granted under the Company’s Stock Option Plans for the three and six months ended June 30, 2006 and 2005:

	Stock Options
	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Expected term (years)	3.95-4.56	4.97	3.95-5.72	4.31
Expected volatility	27.45%	82.76%	27.45%-42.70%	83.00%
Risk free interest rate	5.19%-5.21%	3.67%	4.31%-5.21%	3.52%
Expected dividend rate	0%	0%	0%	0%

The assumptions used in the Monte-Carlo simulation modeling to estimate the fair value of awards under the Retention Plan for the three and six months ended June 30, 2006 were: expected volatility of 28.25%, risk free interest rate ranging from 5.28% to 5.35% and expected dividend yield of 0%. The fair value of the Company’s ESPP awards was calculated using the intrinsic value of the common stock purchased on June 30, 2006 based on the fact that the Company’s offering period is three months and the ESPP does not contain a look-back provision.

Stock Option Activity and Share-Based Compensation Expense

Stock option activity for the six months ended June 30, 2006 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	(in thousands)
Outstanding at December 31, 2005	12,619,193	$37.38
Granted	1,395,282	35.05
Exercised	(718,470)	17.53
Forfeitures	(799,626)	47.26
Expired	(436)	6.01
Outstanding at June 30, 2006	12,495,943	$37.63	6.46	$75,620
Vested and expected to vest	12,262,217	$37.69	6.34	$74,575
Exercisable at June 30, 2006	10,939,108	$38.32	6.06	$66,282

The weighted average fair value of options granted during the three months ended June 30, 2006 and 2005 was $12.26 and $21.16, respectively. The weighted average fair value of options granted during the six months ended June 30, 2006 and 2005 was $14.82 and $26.34, respectively. The aggregate intrinsic value of options outstanding at June 30, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the 5,890,011 shares that had exercise prices that were lower than the $38.64 market price of our common stock at June 30, 2006. The total intrinsic value of options exercised during the three months ended June 30, 2006 and 2005 was $3,167,000 and $4,739,000, respectively, determined as of the date of exercise. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $13,222,000 and $12,791,000, respectively, determined as of the date of exercise.

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The Company recognized for the three and six months ended June 30, 2006 approximately $1,728,000 and $3,299,000, respectively in share-based compensation expense, net of amounts capitalized, for stock options granted under the Company’s Stock Option Plans. As of June 30, 2006, there was $15,280,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s Stock Option Plans. This amount assumes the Company’s expected forfeiture rate. That cost is expected to be recognized over a weighted average period of 2.3 years. The Company utilizes newly issued shares to satisfy the exercise of stock options.

Upon issuance of the awards, the grant date fair value for the Retention Plan was approximately $3.7 million. The fair value (based on the June 30, 2006 valuation) of the Retention Plan awards outstanding at June 30, 2006 was approximately $5,111,000. The combined fair value of the Retention Plan awards that were cancelled during the six months ended June 30, 2006 was approximately $477,000 (based on the June 30, 2006 valuation). The aggregate intrinsic value of the awards outstanding at June 30, 2006, all of which are not vested, is approximately $7,258,000 which is calculated based on the percentage that the 30 day average closing stock price preceding June 30, 2006 exceeded the trigger price of $32.99. The aggregate intrinsic value of the awards expected to vest at June 30, 2006 is approximately $5,795,000. The weighted average remaining contractual term for both the awards outstanding and the awards that are vested and expected to vest at June 30, 2006 is two years.

The Company recognized for the three and six months ended June 30, 2006 approximately $456,000 and $737,000, respectively in share-based compensation expense, net of amounts capitalized, for the Retention Plan. As of June 30, 2006, there was $3,221,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Retention Plan. This amount assumes the Company’s expected forfeiture rate. The costs associated with the awards are expected to be recognized over the Performance Periods.

During the three and six months ended June 30, 2006, the Company granted 6,245 and 15,055 shares, respectively for the ESPP for a total of 198,450 shares that have been issued under the plan and recognized approximately $30,000 and $69,000, respectively, in share-based compensation expense, net of amounts capitalized. The Company utilizes newly issued shares to satisfy the issuance of shares under the ESPP.

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Comparable Disclosures

The following table illustrates the pro forma effect on the Company’s net income and net income per share as if the Company had adopted the fair value based method of accounting for stock-based compensation under Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” for the three and six months ended June 30, 2005. See the assumptions disclosed previously in this note that were used to estimate the fair value of options granted under the stock option plans for the three and six months ended June 30, 2005.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(In thousands, except per share amounts)
Net Income
Net Income, as reported	$26,031	$54,851
Add: Stock-based employee compensation expense included in net income, tax effected	—	—
Deduct: Total share-based employee compensation expense determined under fair value method for all awards, net of income taxes	(13,096)	(29,045)
Pro forma net income	$12,935	$25,806
Net income per share
Basic—as reported	$0.31	$0.66
Basic—pro forma	$0.15	$0.31
Diluted—as reported	$0.30	$0.63
Diluted—pro forma	$0.15	$0.31

The calculation of diluted pro forma income per common share for the three and six months ended June 30, 2005 excludes the effect of the 1 3/8% convertible notes because their inclusion would have had an anti-dilutive effect.

(6)   Income Per Common Share

Basic income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period increased to include all additional common shares that would have been outstanding assuming potentially dilutive common share equivalents had been issued. Dilutive common share equivalents include 1) the dilutive effect of in-the-money shares related to stock options, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an option, the average amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of benefits that would be recorded in additional paid-in capital, if any, when the option is exercised, are assumed to be used to repurchase shares in the current period and 2) the conversion of convertible debt which is done on an “if-converted” basis. In addition, in computing the dilutive effect of convertible debt, the numerator is adjusted to add back the after-tax amount of interest recognized in the period. For the three months ended June 30, 2006 and 2005, there were an

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

aggregate of 8,080,000 and 8,956,000, respectively, potential common shares, excluded from the diluted income per share computation because their inclusion would have had an anti-dilutive effect. For the six months ended June 30, 2006 and 2005, there were an aggregate of 8,295,000 and 7,742,000, respectively, potential common shares, excluded from the diluted income per share computation because their inclusion would have had an anti-dilutive effect.

Basic and diluted income per common share (EPS) were computed using the following: (in thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
EPS Numerator—Basic:
Net Income	$37,209	$26,031	$266,800	$54,851
EPS Denominator—Basic:
Weighted-average number of shares of common stock outstanding	84,072	83,616	83,849	83,448
EPS Numerator—Diluted:
Net Income	$37,209	$26,031	$266,800	$54,851
Adjustment for interest, net of amounts capitalized and income tax effect	1,597	1,676	2,871	3,461
Net income, adjusted	$38,806	$27,707	$269,671	$58,312
EPS Denominator—Diluted:
Weighted-average number of shares of common stock outstanding	84,072	83,616	83,849	83,448
Effect of dilutive securities:
Stock options	1,776	2,122	1,816	2,578
Convertible subordinated notes	6,336	6,336	6,336	6,336
Dilutive potential common shares	8,112	8,458	8,152	8,914
Weighted-average common shares and dilutive potential common shares	92,184	92,074	92,001	92,362
Basic income per common share	$0.44	$0.31	$3.18	$0.66
Diluted income per common share	$0.42	$0.30	$2.93	$0.63

(7)   Taxes

The Company’s estimated annual effective income tax rate for 2006 is approximately 15% which excludes the effect of the partial release of our valuation allowance described below. The estimated effective tax rate used for the first quarter of 2006 was 13%; as a result, our effective tax rate for the second quarter of 2006 is 21%. The estimates for the quarter and full-year rates are higher than the Company’s previous estimate of 13% due to higher projected income for the full-year 2006 than previously estimated with no additional operating tax attributes to utilize.

In the first quarter of 2006, the Company released a portion of its valuation allowance against our total deferred tax assets because we determined, based on revised expectations of our projected future earnings, that it is more likely than not that we will realize the benefit of these deferred tax assets, which

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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

•       was required to make milestone payments to us of up to $22,500,000, of which $5,000,000 was received through June 30, 2006 based on milestones achieved in the product development of BEC2;

•       was required to make royalty payments to us on all sales of the licensed products outside North America, if any, with a portion of the earlier funding received under the agreement being creditable against the amount of royalties due.

Following an analysis of the results of various clinical studies involving BEC2 and work on the recombinant gp75 antigen, the Company and Merck KGaA determined to discontinue their further development and terminated the related agreement in the fourth quarter of 2005. Approximately $1.6 million of deferred revenue related to this agreement was recorded as revenue upon the cancellation of the

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

contract. The Company incurred expenses of $0 and approximately $7,000 for the three months ended June 30, 2006 and 2005, respectively, and expenses of $0 and approximately $29,000 for the six months ended June 30, 2006 and 2005, respectively related to this contract.

In December 1998, the Company entered into a development and license agreement with Merck KGaA with respect to ERBITUX . In exchange for granting Merck KGaA exclusive rights to market ERBITUX outside of the United States and Canada and co-exclusive development rights in Japan, the Company has received $30,000,000 through June 30, 2006 in up-front cash fees and early cash payments based on the achievement of defined milestones. An additional $30,000,000 has been received through June 30, 2006 based upon the achievement of further milestones for which Merck KGaA received equity in the Company. The equity interests underlying the milestone payments were priced at varying premiums to the then-market price of the common stock depending upon the timing of the achievement of the respective milestones.

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

In July 2006, the Company and Merck KGaA entered into agreements amending and supplementing the 1998 development and license agreement. As part of the agreements, the Company consented to Merck KGaA’s sublicense of certain intellectual property rights relating to the development and commercialization of an anti-EGFR antibody to Takeda Pharmaceutical Company. Merck KGaA and Takeda signed an alliance in September 2005 for the development and commercialization of matuzumab (EMD72000), a humanized EGFR-targeting monoclonal antibody. In consideration for the Company’s consent, Merck KGaA agreed to pay the Company EUR 2.5 million within 30 days of the execution of the agreements and a further EUR 5 million within 30 days of the Company’s written consent to the sublicense. In addition, Merck KGaA agreed to increase its fixed royalty to 9.5% on net sales of ERBITUX outside the U.S. and Canada, effective July 1, 2006. The agreements also promote freedom to operate in the development and commercialization of matuzumab outside the United States and Canada and of IMC-11F8 (a fully human EGFR-targeted IgG1 monoclonal antibody being developed by ImClone

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Systems) within the United States and Canada through the granting of certain reciprocal rights, including the sharing of confidential technical information. This is in addition to the exclusive rights held by the Company to develop and commercialize IMC-11F8 outside of the United States and Canada as recently confirmed in arbitration proceedings described in greater detail under “Part II- Item 1. Legal Proceedings”. The agreements do not extend to key intellectual property rights in the U.S. and Canada, where the Company and its partner Bristol-Myers Squibb continue to hold exclusive licenses to key patents covering certain uses of EGFR-targeted monoclonal antibodies.

Amounts due from Merck KGaA related to these arrangements totaled approximately $8,819,000 and $7,768,000 at June 30, 2006 and December 31, 2005, respectively, and are included in amounts due from corporate partners in the Consolidated Balance Sheets. The Company has a liability due Merck KGaA of $0 and approximately $2,532,000 as of June 30, 2006 and December 31, 2005, respectively.

(b) Bristol-Myers Squibb Company

On September 19, 2001, the Company entered into an acquisition agreement (the “Acquisition Agreement”) with BMS and Bristol-Myers Squibb Biologics Company, a Delaware corporation (“BMS Biologics”), which is a wholly-owned subsidiary of BMS, providing for the tender offer by BMS Biologics to purchase up to 14,392,003 shares of the Company’s common stock for $70.00 per share, net to the seller in cash. BMS accepted these shares for payment on October 29, 2001 on a pro rata basis from all tendering shareholders and those conditionally exercising stock options. In connection with the Acquisition Agreement, the Company entered into a stockholder agreement with BMS and BMS Biologics, dated as of September 19, 2001 (the “Stockholder Agreement”), pursuant to which all parties agreed to various arrangements regarding the respective rights and obligations of each party with respect to, among other things, the ownership of shares of the Company’s common stock by BMS and BMS Biologics. Concurrent with the execution of the Acquisition Agreement and the Stockholder Agreement, the Company entered into the Commercial Agreement with BMS and E.R. Squibb, relating to ERBITUX, pursuant to which, among other things, BMS and E.R. Squibb are co-developing and co-promoting ERBITUX in the United States and Canada with the Company, and are co-developing and co-promoting ERBITUX in Japan with the Company and either together or co-exclusively with Merck KGaA.

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

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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

Development of the Product—Responsibilities associated with clinical and other ongoing studies is apportioned between the parties as determined by the product development committee described below. The Commercial Agreement provides for the establishment of clinical development plans setting forth the activities to be undertaken by the parties for the purpose of obtaining marketing approvals, providing market support and developing new indications and formulations of the product. After transition of responsibilities for certain clinical and other studies, each party is primarily responsible for performing the studies designated to it in the clinical development plans. In the United States and Canada, the Commercial Agreement provides that E.R. Squibb is responsible for 100% of the cost of all clinical studies other than those studies undertaken post-launch which are not pursuant to an IND (e.g. Phase IV studies), the cost of which is shared equally between E.R. Squibb and ImClone Systems. As between E.R. Squibb and ImClone Systems, each is responsible for 50% of the costs of all studies in Japan. The Company has

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

also agreed, and may agree in the future, to share with E.R. Squibb, on terms other than the foregoing, costs of clinical trials that the Company believes are not potentially registrational but should be undertaken prior to launch in the United States, Canada or Japan. In addition, to the extent that in 2005 and 2006 the Company and BMS exceed the contractual maximum registrational costs for clinical development, the Company has agreed to share such cost with BMS. The Company has recorded expenses of $6,718,000 and $2,459,000 pursuant to such cost sharing agreements for the three months ended June 30, 2006 and 2005, respectively and $13,639,000 and $5,289,000 for the six months ended June 30, 2006 and 2005, respectively. The Company has also incurred $662,000 and $347,000 for the three months ended June 30, 2006 and 2005, respectively, and $1,193,000 and $666,000 for the six months ended June 30, 2006 and 2005, respectively, related to the agreement with respect to Japan. Except as otherwise agreed upon by the parties, the Company will own all registrations for the product and is primarily responsible for the regulatory activities leading to registration in each country. E.R. Squibb will be primarily responsible for the regulatory activities in each country after the product has been registered in that country. Pursuant to the terms of the Commercial Agreement, as amended, Andrew G. Bodnar, M.D., J.D., Senior Vice President, Strategy and Medical & External Affairs of BMS, and a member of the Company’s Board of Directors, is entitled to oversee the implementation of the clinical and regulatory plan for ERBITUX.

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

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
(UNAUDITED)

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

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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

Registration Rights—The Company granted BMS customary registration rights with respect to shares of common stock owned by BMS or any of its affiliates. Amounts due from BMS related to this agreement totaled approximately $81,182,000 and $51,503,000 at June 30, 2006 and December 31, 2005, respectively, and are included in amounts due from corporate partners in the Consolidated Balance Sheets.

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

(c)   UCB S.A.

In August 2005, the Company entered into a Collaboration and License Agreement with UCB S.A., a company registered in Belgium, for the development and commercialization of CDP-791, UCB’s novel, investigational PEGylated di-Fab antibody targeting the vascular endothelial growth factor receptor-2 (“VEGFR-2”). No upfront or milestone payments are payable under the Agreement. The Agreement provides that the Company and UCB S.A. will share equally all agreed upon development costs for CDP-791 as well as worldwide profits derived from the commercialization of CDP-791 in indications jointly pursued by the parties. The Company will also receive an incremental single-digit royalty on net sales worldwide for such indications. Under certain circumstances, one party may be entitled to pursue (in its territory) an indication independently of the other party, which retains the option to join in the development or commercialization at a later stage. The Company has exclusive commercialization rights to CDP-791 in North America, with UCB receiving such rights in Europe, Japan, and the rest of the world. The Company did not incur any expenses related to this agreement in the three and six months ended June 30, 2006. The Company has a liability of $2,493,000 in accrued expenses as of June 30, 2006 and December 31, 2005 related to this agreement.

Royalty revenue consists of the following: (in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
BMS	$67,226	$38,132	$121,058	$72,113
Merck KGaA	7,337	3,615	13,613	6,006
Other	51	44	213	44
Total royalty revenue	$74,614	$41,791	$134,884	$78,163

License fees and milestone revenue consists of the following: (in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
BMS:
ERBITUX license fee revenue	$33,401	$24,395	$177,748	$47,833
Merck KGaA:
ERBITUX and BEC2 license fee revenue	55	96	111	1,192
Total license fees and milestone revenue	$33,456	$24,491	$177,859	$49,025

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Collaborative agreement revenue from partners consists of the following: (in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
BMS:
Drug	$1,011	$3,385	$4,393	$5,018
ERBITUX clinical and regulatory expenses	2,773	3,383	6,142	6,871
ERBITUX marketing, general and administrative expenses	300	380	551	894
ERBITUX royalty expenses	7,757	4,400	13,968	8,321
Total BMS	11,841	11,548	25,054	21,104
Merck KGaA:
Drug	127	5,490	5,564	8,497
ERBITUX clinical and regulatory expenses	—	386	—	1,058
ERBITUX marketing, general and administrative expenses	36	164	99	220
ERBITUX royalty expenses	1,419	620	3,806	1,167
Total Merck KGaA	1,582	6,660	9,469	10,942
Other	7	1	16	9
Total collaborative agreement revenue	$13,430	$18,209	$34,539	$32,055

Manufacturing revenue from corporate partners consists of the following: (in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
BMS	$27,605	$7,894	$44,236	$18,913
Merck KGaA	751	—	3,469	—
Total Manufacturing revenue	$28,356	$7,894	$47,705	$18,913

Amounts due from corporate partners consists of the following: (in thousands)

	June 30, 2006	December 31, 2005
BMS:
ERBITUX	$81,182	$51,503
Merck KGaA
ERBITUX and BEC2	8,819	7,768
Total amounts due from corporate partners	$90,001	$59,271

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Deferred revenue consists of the following: (in thousands)

	June 30, 2006	December 31, 2005
BMS:
ERBITUX commercial agreement	$428,388	$356,136
Merck KGaA
ERBITUX development and license agreement	2,778	2,889
Total deferred revenue	431,166	359,025
Less current portion	(145,881)	(112,624)
Total long term deferred revenue	$285,285	$246,401

(9)   Commitments and Contingencies

On October 28, 2003, a complaint was filed by Yeda Research and Development Company Ltd. (“Yeda”) against ImClone Systems and Aventis Pharmaceuticals, Inc. in the U.S. District Court for the Southern District of New York (03 CV 8484). This action does not seek damages, but rather alleges and seeks that three individuals associated with Yeda should also be named as co-inventors on U.S. Patent No. 6,217,866. On June 7, 2005, Yeda amended its U.S. complaint to seek sole inventorship of the subject patent. On November 4, 2005, the Court denied the Company’s motion for summary judgment with respect to this matter, as filed with the Court on June 24, 2005. Hearings on this matter concluded in July 2006; a determination is forthcoming. The Company is vigorously defending against claims asserted in this action. The Company is unable to predict the outcome of this action at the present time.

As previously reported, on March 25, 2004, an action was filed in the United Kingdom Patent Office entitled Referrer’s Statement requesting transfer of co-ownership and amendment of patent EP (UK) 0 667 165 to add three Yeda employees as inventors. Also on March 25, 2004, a German action entitled Legal Action was filed in the Munich District Court I, Patent Litigation Division, seeking to add three Yeda employees as inventors on patent EP (DE) 0 667 165. The Company was not named as a party in these actions that relate to the European equivalent of U.S. Patent No. 6,217,866 discussed above; accordingly, the Company intervened in the U.K. and German actions. Yeda sought to amend its pleadings in the United Kingdom and Germany to seek sole inventorship. Following hearings, both the U.K. and German courts held that Yeda was not entitled to amend its pleadings. Additionally, on or about March 25, 2005 and March 29, 2005, respectively, Yeda filed legal actions in Austria and France against both Aventis and ImClone Systems seeking full inventorship of EP (AU) 0 667 165 and EP (FR) 0 667 165, as well as payment of legal costs and fees. The Company is vigorously defending against claims asserted in these actions. The Company is unable to predict the outcome of these actions at the present time.

As previously reported, on May 4, 2004, a complaint was filed against the Company by Massachusetts Institute of Technology (“MIT”) and Repligen Corporation (“Repligen”) in the U.S. District Court for the District of Massachusetts (04-10884 RGS). This action alleges that ERBITUX infringes U.S. Patent No. 4,663,281, which is owned by MIT and exclusively licensed to Repligen and that the Company should therefore pay damages. On July 28, 2006, the Court denied the Company’s motion for summary judgment seeking to dismiss all claims on the basis that the patent rights at issue were exhausted as a matter of law and granted MIT and Repligen’s cross motion that their patent rights were not exhausted. The case will now proceed to trial on the merits of the Company’s other defenses. The Company is vigorously defending

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

against claims asserted in this action. The Company is unable to predict the outcome of this action at the present time.

No reserve has been established in the financial statements for any of the Yeda or MIT and Repligen actions because the Company does not believe that such a reserve is required to be established at this time under Statement of Financial Accounting Standards No. 5.

The Company is developing a fully human monoclonal antibody, referred to as IMC-11F8, which it intends to commercialize outside the United States and Canada. The Company believes it has the right to do so under its existing development and license agreement with Merck KGaA. However, Merck KGaA had advised the Company that it believed that IMC-11F8 was covered under the development and license agreement with Merck KGaA and that it could therefore have the exclusive rights to market IMC-11F8 outside the United States and Canada and co-exclusive development rights in Japan, for which it would pay the same royalty as it pays for ERBITUX. See “Corporate Collaborations—Collaborations with Merck KGaA”. In agreement with Merck KGaA, the Company submitted this dispute to binding arbitration through an expedited process outside of the provisions of the development and license agreement. Merck KGaA subsequently took the position that the expedited arbitration provision was no longer valid and the Company sued Merck KGaA in federal court in the Southern District of New York to either enforce the arbitration provision previously agreed to or to have the court decide the question of whether IMC-11F8 is or is not covered under the development and license agreement with Merck KGaA. On November 29, 2005, the Court granted the Company’s motion to enforce the expedited arbitration provision previously agreed to, and subsequently appointed a new arbitrator to hear and decide this dispute. On March 31, 2006, the arbitrator decided the matter in favor of the Company, finding that Merck KGaA had no rights to IMC-11F8. That decision is binding and unappealable pursuant to the parties’ arbitration agreement and the parties have subsequently confirmed the arbitration award.

In October 2001, the Company entered into a sublease (the “Sublease”) for a four-story building at 325 Spring Street, New York, New York, which includes approximately 100,000 square feet of usable space. The Sublease has a term of 22 years, followed by two five-year renewal option periods. In order to induce the sublandlord to enter into the Sublease, the Company made a loan to the sublandlord in the principal amount of a $10,000,000 note receivable, of which $8,538,000 is outstanding as of June 30, 2006. The loan is secured by a leasehold mortgage on the prime lease as well as a collateral assignment of rents by the sublandlord. The loan is payable by the sublandlord over 20 years and bears interest at 5 1/2% in years one through five, 6 1/2% in years six through ten, 7 1/2% in years eleven through fifteen and 8 1/2% in years sixteen through twenty. In addition, the Company paid the owner a consent fee in the amount of $500,000. Effective March 1, 2005, the Company amended the Sublease to add an additional 6,500 square feet of space upon all the same terms and conditions set forth in the Sublease. In connection with this amendment, the Company paid an up-front fee of $1,690,000 which is being amortized, as a reduction in lease expense, over the respective term of the Sublease. The future minimum lease payments remaining at June 30, 2006, are approximately $47,545,000. The Company is in the process of developing the property for occupancy by its research department.

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

(10)   Employee Benefit Plans

Defined Contribution Plan

All employees of the Company who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan. The 401(k) plan allows eligible employees to defer up to 25 percent of their annual compensation, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. Under the 401(k) plan, the Company, at management’s discretion, may match employee contributions and/or make discretionary contributions. Neither the employee contributions nor voluntary matching contributions are invested in the Company’s securities. Total expense incurred by the Company was $484,000 and $499,000 for the three months ended June 30, 2006 and 2005, respectively, and $1,166,000 and $1,011,000 for the six months ended June 30, 2006 and 2005, respectively.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is provided to further the reader’s understanding of the consolidated financial statements, financial condition and results of operations of ImClone Systems in this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the consolidated financial statements and the accompanying notes included in our filings with the SEC, including our 2005 Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risk and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below and under “Risk Factors” set forth in Part II, Item 1A of this report and Item 1A and elsewhere in our 2005 Annual Report on Form 10-K.

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

As a result of our substantial investment in research and development, we have incurred significant operating losses and have an accumulated deficit of approximately $176 million as of June 30, 2006. We anticipate that our accumulated deficit will continue to decrease in the future as we earn revenues on commercial sales of ERBITUX and generate net income. Although prior to 2004 we devoted most of our efforts and resources to research and development, we expect that we will continue to devote greater efforts and resources to the manufacturing, marketing, and commercialization of ERBITUX. There is no assurance that we will be able to continue to successfully manufacture, market or commercialize ERBITUX or that potential customers will buy ERBITUX. We rely entirely on third party manufacturers for filling and finishing services with respect to ERBITUX. If our current third party manufacturers or critical raw material suppliers fail to meet our expectations, we cannot be assured that we will be able to enter into new agreements with other suppliers or third party manufacturers without an adverse effect on our business.

HIGHLIGHTS AND OUTLOOK

As previously noted in our 2005 Annual Report on Form 10-K, on January 24, 2006, we announced that our Board of Directors had engaged the investment bank Lazard to conduct, in conjunction with management, a full review of the Company’s strategic alternatives to maximize shareholder value. This review was initiated to ensure that we could benefit from our long-term, high-value investments in the short term, realizing immediate shareholder value while mitigating the impact on profitability associated with the development of ERBITUX and our product candidates. Among the alternatives we may ultimately pursue are a merger, sale or strategic alliance. The process is still ongoing at this point and we will make an announcement as soon as any decisions have been made. It should be noted that while this process is ongoing, we continue to execute a program of focused investment in order to ensure that we sustain our competitive position and that we are adequately positioned for sustainable, longer-term growth. While it is our intention to execute an appropriate transaction, we cannot make assurances that any particular alternative will be pursued or that a transaction will occur. To that end, we will continue to operate in the ordinary course, and we will continue a program of robust investment in the future of our products.

The second quarter of 2006 represented the first full quarter with FDA approval to sell ERBITUX in two tumor types. Domestic in-market sales during the second quarter of 2006 continued to grow, reaching $172.8 million, an increase of 25% over the first quarter of 2006, and an increase of 77% from the second quarter of 2005. This growth is, in large measure, attributable to a rapid uptake of ERBITUX in head and neck cancer since the launch in March 2006. This quarter we were also successful in amending and supplementing our 1998 development and license agreement with our partner, Merck KGaA. Merck and Takeda Pharmaceutical Company signed an alliance in September 2005 for the development and commercialization of matuzumab, a humanized EGFR-targeting monoclonal antibody. As part of the amended agreements between us and Merck KGaA, we have consented to Merck KGaA’s sublicense of certain intellectual property rights relating to the development and commercialization of matuzumab to Takeda Pharmaceutical Company. In consideration for our consent, Merck KGaA agreed to pay us 2.5 million euros upon execution of the agreements and an additional 5 million euros upon our written consent to the sublicense. In addition, Merck KGaA agreed to increase its royalty payment on sales of ERBITUX from a percentage of gross margin to 9.5% of net sales of ERBITUX outside the US and

Canada, effective July 1, 2006. This replaces a tiered royalty percentage of gross margin that recently approximated 7.0 to 7.5% of net sales. The amended agreements do not extend to key intellectual property rights in the U.S. and Canada, where we continue to hold exclusive licenses to key patents covering certain uses of EGFR-targeted monoclonal antibodies. The amended agreements also promote freedom to operate in the development and commercialization of matuzumab outside the United States and Canada and of IMC-11F8 (a fully human EGFR-targeted IgG1 monoclonal antibody) within the United States and Canada through the grant of certain reciprocal rights, including the sharing of confidential technical information. These amended agreements mark an important step toward resolving issues relevant to each company’s ongoing development of future generation EGFR-targeted therapies. In addition, they provide us with added financial value from our commercial agreement with Merck KGaA as it relates to ERBITUX.

From an operating perspective, during the second quarter of 2006, our second commercial-scale manufacturing facility, BB50, began commercial production of ERBITUX in anticipation of a registrational filing in early 2007. As previously noted, during the remainder of 2006, we will continue to execute a program of focused investments. The following guidance has been provided on our expected results for 2006:

Royalty revenue in 2006 will continue to reflect 39% of BMS’s net sales and beginning July 1, 2006, 9.5% of Merck KGaA net sales. License fees and milestone revenue in 2006 will include the continuing amortization, based on clinical development spending, of the $900 million received from BMS. At the anticipated rates of clinical spending for 2006, amortization of milestones for the full year should approximate $250 million. Manufacturing revenue in 2006 will continue to reflect ERBITUX shipped to our partners for commercial use. The price charged for commercial material is based on our actual cost to manufacture the product, plus, in the case of BMS only, a 10% mark-up on bulk manufacturing costs. Collaborative agreement revenue in 2006 will continue to include the purchase of ERBITUX for clinical use by our partners, reimbursement by our corporate partners of certain regulatory, clinical and marketing expenses incurred on behalf of ERBITUX, and reimbursement of royalty expenses of 4.5% of North American net sales in accordance with the existing terms of the BMS agreement, as well as a low single digit amount from Merck KGaA.

Effective January 1, 2006, we adopted Financial Accounting Standards Statement No. 123 (revised 2004), Share-Based Payment, which provides that the expense associated with share-based payment transactions be recognized in the financial statements. We estimate that the total expense for stock options in 2006 will be approximately $9.6 million. Compensation expense for the three and six months ended June 30, 2006 amounted to approximately $2.2 million and $4.1 million, respectively and this expense is reflected in each expense category where the employee benefits are categorized. Research and development expenses include costs to support our pre-clinical research efforts as well as development costs (including process scale-up, toxicology and production of non-ERBITUX clinical materials) for our pipeline products. These costs are expected to approximate $130 million in 2006, including approximately $3.1 million attributable to share based compensation expense. The increase from 2005 reflects additional efforts in support of our non-ERBITUX pipeline, including third-party manufacturing costs, costs associated with producing clinical supplies of ERBITUX for use by us and our partners (which are reimbursed as a component of collaborative agreement revenue). Clinical and regulatory expenses in 2006 are expected to increase as we embark on a number of studies in support of expanded use of ERBITUX as well as later-stage clinical development programs for our pipeline products. In addition, we are enhancing our medical affairs programs, and expanding our regulatory capabilities. As a result, total clinical and regulatory expenses are expected to reach approximately $80 million in 2006, including approximately $1.3 million attributable to share based compensation expense. Marketing, general and administrative expenses should approximate $75 million in 2006, including approximately $5.2 million attributable to share based compensation expense. Royalty expense for the remainder of 2006 will consist of approximately 9.25% of North American net sales, with 4.5% of North American net sales expected to be reimbursed by BMS as a component of collaborative agreement revenue, resulting in a net royalty burden to us of 4.75%. In addition, royalty expense at a single-digit percentage of international net sales will also be incurred. Cost of manufacturing revenue for the remainder of 2006 will reflect full absorption costs since we sold all previously expensed inventory. The effective tax rate in 2006 is estimated to be approximately 15%, which excludes the effect of the partial release of our valuation allowance in the first quarter of 2006. The estimated tax rate of 15% increased slightly from our original estimate in the first quarter of 2006 of 13%, due to higher projected income for the full-year 2006 than previously estimated. The most significant reason for the increase in projected taxable income is due to the expected receipt of the up-front payments from Merck KGaA as a result of amending, in July 2006, the 1998 development and license agreement with Merck KGaA.

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

Revenues from license fees and milestone payments primarily consist of up-front license fees and milestone payments received under the Commercial Agreement with BMS, relating to ERBITUX, and milestone payments received under the development and license agreement with Merck KGaA. We recognize all non-refundable up-front license fees as revenues in accordance with the guidance provided in the SEC’s Staff Accounting Bulletin No. 104. Our most critical application of this policy, to date, relates to the $900,000,000 in license fees received from BMS under the Commercial Agreement which are being deferred and recognized as revenue based upon the actual product clinical and development costs incurred since September 19, 2001 to date by BMS and ImClone as a percentage of the estimated total of such costs to be incurred over the 17 year term of the Commercial Agreement. The estimated total of such costs is based on the clinical development budget which establishes joint responsibilities that will be carried out by both the Company and BMS for certain clinical and other studies. Of the $900,000,000 in payments received through June 30, 2006, $33.4 million was recognized as revenue in the second quarter of 2006 and $471.6 million from the commencement of the Commercial Agreement in 2001 through June 30, 2006. The methodology used to recognize deferred revenue involves a number of estimates and judgments, such as the estimate of total product clinical and development costs to be incurred under the Commercial Agreement. Changes in these estimates and judgments can have a significant effect on the size and timing of revenue recognition. In addition, if management had chosen a different methodology to recognize the license fee and milestone payments received under the Commercial Agreement, the Company’s financial position and results of operations could have differed materially. For example, if the Company were to recognize the revenues earned from the Commercial Agreement on a straight-line basis over the life of the agreement, the Company would have recognized approximately $15.9 million and $157.2 million as revenue in the second quarter of 2006 and from the commencement of the Commercial Agreement, respectively, through June 30, 2006. Management believes that the current methodology used to recognize revenues under the Commercial Agreement, which reflects the level of effort consistent with the product development activities, is the most appropriate methodology because it reflects the level of expenditure and activity in the period in which it is being spent as compared to the total expected expenditure over the life of the Commercial Agreement. This cost to cost approach is systematic and rational, it provides a factually supportable pattern to track progress, and is reflective of the level of effort, which varies over time.

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

Inventories—Until February 12, 2004, all costs associated with the manufacturing of ERBITUX were included in research and development expenses when incurred. Effective February 13, 2004, the date after we received approval from the FDA for ERBITUX, we began to capitalize in inventory the cost of manufacturing ERBITUX and have expensed such costs as cost of manufacturing revenue at the time of sale. Since we had previously expensed all inventory produced, the costs of manufacturing revenue in 2004 reflected minimal costs primarily consisting of shipping and storage charges. In 2005, we continued to sell inventory that was previously expensed and gradually began to sell inventory that was partially expensed, since there was inventory in process on the date that we received FDA approval of ERBITUX. In the fourth quarter of 2005, we sold substantially all inventory with partial costs. As a result, our cost of manufacturing revenue in the remainder of 2006 will reflect full absorption costs of production since the remaining partially expensed inventory was fully recognized in the first quarter of 2006. We expect that our quarterly margins on sales of ERBITUX will therefore begin to stabilize in 2006 and reflect an average margin that will range between 5%- 8% depending on various circumstances such as the level of demand from our partners and the costs of filling and finishing the product (which does not include a markup when selling to BMS), relative to the overall costs of the bulk.

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

In June 2006, we began producing ERBITUX for commercial use at our BB50 manufacturing facility. Based on our current timeline, we expect to file a sBLA with the FDA for approval of our BB50 facility in the first quarter of 2007. Until such time as we receive approval of BB50 from the FDA, we will not be able to sell the ERBITUX inventory produced in BB50. Based on management’s current expectations, we expect that the costs of such inventory will be fully realizable once we obtain approval of BB50. Therefore, in June 2006 we began to capitalize the costs of producing ERBITUX in BB50 and will continue to do so, as long as we can conclude that the costs of such inventory will be fully realizable.

During the second quarter of 2006, certain manufacturing improvements were made to the equipment in the Company’s single manufacturing facility that requires regulatory action. The Company plans to file a sBLA with the FDA in the middle of August 2006, and we expect to be able to distribute ERBITUX produced with the improved equipment approximately thirty days after the submission date. As of June 30, 2006, there was approximately $16.2 million of inventory produced using this equipment.

Litigation—The Company is currently involved in certain legal proceedings as disclosed in the notes to the consolidated financial statements. As of June 30, 2006, we have not established a legal reserve in our financial statements because we do not believe that such a reserve is required to be established at this time, in accordance with Statement of Financial Standards No. 5. However, if in a future period, events in any such legal proceedings render it probable that a loss will be incurred, and if such loss is reasonably estimable at that time, we will establish such a reserve. Thus, it is possible that legal proceedings may have a material adverse impact on the operating results for that period, on our balance sheet or both.

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

Income Taxes—Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Significant estimates are required in determining our provision for income taxes. In the first quarter of 2006, we released a portion of our valuation allowance against our deferred tax assets because we determined, based on revised expectations of our projected future earnings, that it is more likely than not that we will realize the benefit of these deferred tax assets, which amounted to approximately $99.5 million. Our conclusion to release a portion of our valuation allowance against our deferred tax assets is supported by several events that transpired during the first quarter of 2006. In addition to obtaining approval from the FDA for ERBITUX as a second indication in March of 2006, the in-market sales for ERBITUX during this period exceeded our expectations and have continued to show strong growth in the marketplace. Most importantly, a potential competitor released certain clinical data on their competing product, which gave us the ability to further understand the competitive threats posed by this potential product. Therefore, our decision is supported by a combination of better than expected in-market sales that we believe will be sustainable in the future coupled with the ability to further refine our future financial projections and assumptions related to our competition. The financial projections supporting our conclusion to release a portion of our valuation allowance contain significant assumptions based on current facts about our market share and our competitive landscape. If such assumptions were to differ significantly, it may have a material impact on our ability to realize our deferred tax assets.

Impact of Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, Accounting for Income Taxes. It also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification of interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are in the process of analyzing the impact that this Interpretation may have on our consolidated financial statements. Therefore, we are not in a position to conclude whether the adoption of this Interpretation will have a material impact on our financial statements.

RESULTS OF OPERATIONS

Selected financial and operating data for the three and six months ended June 30, 2006 and 2005 are as follows: (in thousands)

	Three Months Ended June 30			Six Months Ended June 30
	2006	2005	Variance	2006	2005	Variance
Results of Operations:
Royalty revenue	$74,614	$41,791	32,823	$134,884	$78,163	56,721
License fees and milestone revenue	33,456	24,491	8,965	177,859	49,025	128,834
Manufacturing revenue	28,356	7,894	20,462	47,705	18,913	28,792
Collaborative agreement revenue	13,430	18,209	(4,779)	34,539	32,055	2,484
Total revenues	149,856	92,385	57,471	394,987	178,156	216,831
Research and development	27,583	24,433	3,150	60,576	45,606	14,970
Clinical and regulatory	14,929	8,376	6,553	30,010	17,774	12,236
Marketing, general and administrative	22,963	16,833	6,130	40,964	34,456	6,508
Royalty expense	18,414	14,338	4,076	38,480	26,904	11,576
Cost of manufacturing revenue	26,877	1,106	25,771	42,279	1,849	40,430
Discontinuation of small molecule research program	—	6,200	(6,200)	—	6,200	(6,200)
Total operating expenses	110,766	71,286	39,480	212,309	132,789	79,520
Operating income	39,090	21,099	17,991	182,678	45,367	137,311

Three Months Ended June 30, 2006 and 2005

Revenues

Royalty Revenue

Royalty revenue consists primarily of royalty payments earned on the sales of ERBITUX by our partners, BMS and Merck KGaA. Under our agreement with BMS, we are entitled to royalty payments equal to 39% of BMS’s net sales of ERBITUX in the United States and Canada. Under our agreement with Merck KGaA we were entitled to royalty based on a percentage of gross margin of Merck KGaA’s sales of ERBITUX outside the United States and Canada. Beginning in July of 2006, we are entitled to 9.5% of Merck’s KGaA’s net sales outside of the United States and Canada. In the second quarter of 2006, our royalty revenue increased by approximately $32.8 million from the comparable period in 2005 due to an increase in net sales of ERBITUX. In North America, net sales by BMS in the second quarter of 2006 amounted to $172.8 million compared to net sales in the comparable period in 2005 of $97.8 million, an increase of $75 million, or 77%. Outside of North America, net sales of ERBITUX by Merck KGaA in the second quarter of 2006 amounted to approximately $102.5 million, an increase of $40.6 million or 66% from the comparable period in 2005.

Royalty revenue for the second half of 2006 will reflect 39% of BMS’ net sales and 9.5% of Merck KGaA’s net sales.

License Fees and Milestone Revenue

License fees and milestone revenue in the second quarter of 2006 of $33.5 million consists of the recognition of up-front license fees and milestone payments received under the Commercial Agreement with BMS of $33.4 million and recognition of payments received under the development and license agreements with Merck KGaA of $55,000. The increase of $9.0 million, or 37% from the comparable period in 2005, is due to an increase in the clinical development spend as well as the higher amount of deferred revenue being amortized as the result of the receipt of the $250 million milestone from BMS in the first quarter of 2006.

License fees and milestone revenue in 2006 will include the continuing amortization, based on the actual clinical development spending, of the $900 million received from BMS. At the anticipated rates of clinical spending for 2006, amortization of milestones for the full year of 2006 should approximate $250 million.

Manufacturing Revenue

Manufacturing revenue in the second quarter of 2006 of $28.4 million consists of sales of ERBITUX to BMS and Merck KGaA for commercial use. The increase from the comparable period in 2005 of $20.5 million is due to an increase in sales to BMS of approximately $19.7 million and sales to Merck KGaA of $0.8 million. The increase in sales of ERBITUX to our partners for commercial use is directly associated with the increase in in-market sales (as described above under royalty revenue) both in North America and internationally. In accordance with the Commercial Agreement, we sell ERBITUX to BMS at our cost of production plus a 10% markup on bulk. We sell bulk inventory to Merck KGaA at our full absorption cost of production.

Manufacturing revenue in 2006 will continue to reflect ERBITUX shipped to our partners for commercial use.

Collaborative Agreement Revenue

Collaborative agreement revenue consists primarily of reimbursements from our partners BMS and Merck KGaA under our collaborative agreements. There are certain categories for which we receive reimbursement from our partners: clinical and regulatory expenses, the cost of ERBITUX supplied to our partners for use in clinical studies, certain marketing and administrative expenses, and a portion of royalty expense. During the second quarter of 2006, we earned $13.4 million in collaborative agreement revenue, of which approximately $11.8 million represents amounts earned from BMS and approximately $1.6 million represents amounts earned from Merck KGaA, as compared to $18.2 million earned in the comparable period in 2005, of which $11.5 million was earned from BMS and approximately $6.7 million was earned from Merck KGaA. The decrease in collaborative agreement revenue of $4.8 million is principally due to a decrease in reimbursement for clinical drugs of approximately $7.7 million, and a decrease in reimbursement of clinical and marketing and general administrative expenses of approximately $1.2 million, partially offset by an increase in royalty expense reimbursement of approximately $4.1 million as a result of higher sales by our partners.

Collaborative agreement revenue in 2006 will continue to include reimbursements from our corporate partners for: the purchase of ERBITUX for clinical use, certain regulatory, clinical and marketing expenses incurred on behalf of ERBITUX, and for royalty expense of 4.5% of North American net sales in accordance with the existing terms of the BMS agreement and a low single digit amount from Merck KGaA.

Expenses

Research and Development

Research and development expenses in the second quarter of 2006 of $27.6 million increased by approximately $3.2 million, or 13% from the comparable period in 2005. The increase is primarily due to an increase in third party costs associated with the development of our non-ERBITUX pipeline of approximately $4.0 million, an increase in share based compensation of approximately $500,000 and an increase in depreciation expense of $2.7 million, related to our BB50 manufacturing facility that became operational in June 2006. It is our policy that assets placed into service prior to July 1st receive a full year of depreciation. Since BB50 became operational in June of 2006, we reflected six months of depreciation expense in the second quarter of 2006. These increases were partially offset by a decrease in shipments of ERBITUX to our partners for clinical studies of approximately $1.8 million, a decrease in repair and maintenance expenses of approximately $1.0 million and additional decreases in a number of other categories such as relocation expense, and postage and delivery expenses. Research and development expenses include costs associated with our in-house and collaborative research programs, product and process development expenses, cost to manufacture our product candidates and quality assurance and quality control costs. Research and development includes costs that are reimbursable from our corporate partners. Approximately $1.1 million and $8.9 million of costs representing research and development expenses in the second quarters of 2006 and 2005, respectively, were reimbursable and included under collaborative agreement revenue since they represent inventory supplied to our partners for use in clinical studies.

We expect that research and development expenses will approximate $130 million in 2006, including approximately $3.1 million attributable to share based compensation expense. The increase from 2005 reflects additional efforts in support of our non-ERBITUX pipeline, including third-party manufacturing costs, costs associated with clinical supplies of ERBITUX for use by us and our partners (which are reimbursed as a component of collaborative agreement revenue).

Clinical and Regulatory

Clinical and regulatory expenses consist of costs to conduct our clinical studies and associated regulatory activities. Clinical and regulatory expenses in the second quarter of 2006 amounted to $14.9 million, an increase of $6.6 million or 78% from the comparable period in 2005. The increase is primarily due to an increase of $4.4 million due BMS for reimbursement of clinical expenses related to ERBITUX and an increase in salaries and benefits of approximately $1.1 million, which includes $351,000 of share based compensation expense. During 2005, we gradually increased the headcount in our clinical and regulatory department in order to support the continued growth of ERBITUX and to develop other product candidates. Approximately $2.8 million and $3.8 million of the costs included in this category for the second quarters of 2006 and 2005, respectively, are reflected as revenues under collaborative agreement revenue since they represent costs that are reimbursable by our corporate partners.

Clinical and regulatory expenses in 2006 are expected to increase as we embark on a number of studies in support of expanded use of ERBITUX as well as later-stage clinical development programs for our pipeline products. In addition, we are enhancing our medical affairs programs, and expanding our regulatory capabilities. As a result, total clinical and regulatory expenses are expected to reach approximately $80 million in 2006, including approximately $1.3 million attributable to share based compensation expense. A contractually determined portion of the ERBITUX-related expenses will continue to be reimbursed as a component of collaborative agreement revenue.

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

Marketing, general and administrative expenses in the second quarter of 2006 amounted to $23.0 million as compared to $16.8 million in the comparable period in 2005, an increase of $6.1 million or 36%. The increase in the second quarter of 2006 is mainly due to an increase in bonus to the field force of $2.4 million, which is directly correlated to the increase in ERBITUX in-market net sales for the quarter, an increase in marketing expenses associated with the launch of ERBITUX for use in head and neck cancer (approved by the FDA in March 2006) of approximately $1.1 million, and $1.4 million of share based compensation expense. Except for the above, expenses in this category have remained fairly stable from the comparable period in 2005, mainly due to having no increases in headcount and spending consistently in legal, accounting and consulting expenses. Certain expenses in this category are reimbursable from our corporate partners. Approximately $336,000 and $544,000 of costs representing marketing and general expenses in the second quarters of 2006 and 2005, respectively, were reimbursable and included in collaborative agreement revenue. Marketing, general and administrative expenses should approximate $75 million in 2006, including approximately $5.2 million attributable to share based compensation expense. The increase versus 2005 is principally attributable to increased marketing efforts in support of launching ERBITUX as a second indication and to shared based compensation expense.

Royalty Expense

Royalty expense consists of obligations related to certain licensing agreements related to ERBITUX. We are obligated to pay royalties of approximately 9.25% of North American net sales and a single digit royalty on sales outside of North America, which will increase if sales outside of North America consist of ERBITUX produced in the United States. We receive reimbursements from our corporate partners of 4.5% on North American net sales and a single digit percentage on net sales outside of North America, which is reflected in collaborative agreement revenue. In the second quarter of 2006, we incurred royalty expense of $18.4 million as compared to $14.3 million, an increase of $4.1 million, or 29%. The increase is directly associated with the increase in net sales of ERBITUX in North America and outside of North America, as previously described. Approximately $9.2 million and $5.0 million of royalty expense were reimbursable by our corporate partners and included as collaborative agreement revenue in the second quarters of 2006 and 2005, respectively.

Royalty expenses for the remainder of 2006 will consists of approximately 9.25% of North American net sales with 4.5% of North American net sales expected to be reimbursed as a component of collaborative agreement revenue, resulting in a net royalty burden of approximately 4.75%. In addition, a single-digit percentage of international net sales is also expected to be incurred.

Cost of Manufacturing Revenue

Cost of manufacturing revenue in the second quarter of 2006 amounted to $26.9 million representing a gross margin of approximately 5% compared to costs of manufacturing revenue in the comparable period of 2005 of approximately $1.1 million, or a gross margin of 86%. The fluctuation in our gross margin is due to the fact that prior to obtaining approval from the FDA for ERBITUX, we had previously expensed all ERBITUX inventory produced as research and development expense. We began to capitalize in inventory the cost of manufacturing ERBITUX after we received approval in February of 2004. It has taken us two years to sell all inventory that was previously expensed or partially expensed. In the first quarter of 2006, we exhausted the remaining batches of ERBITUX with partial costs and we expect our margins to normalize going forward. We sell ERBITUX to BMS at our costs of production plus a 10% mark-up on bulk and to Merck KGaA at our cost of production. Therefore, depending on certain circumstances, such as the mix of demand from our partners, and the costs of filling and finishing ERBITUX bulk (for which we do not charge a 10% markup when selling to BMS), we expect that our quarterly margins on sales of ERBITUX will reflect a gross margin that will range between 5%-8%.

Interest Income and Interest Expense

Interest income in the second quarter of 2006 amounted to $10.2 million, an increase of approximately $3.4 million or 50% from the comparable period in 2005. This increase is attributable to increases in interest rates from the comparable period in 2005, and an increase in the average balance of our investment portfolio, which increased in the second quarter, due to the fact that we invested the majority of the $250 million received from BMS in March of 2006.

Interest expense in the second quarter of 2006 amounted to $1.9 million, an increase of $227,000 or 13% from the comparable period in 2005. The increase is due to the fact that we finalized construction of our BB50 manufacturing facility in May of 2006, and therefore, ceased capitalizing interest on the construction of this facility.

Provision for Income Taxes

The estimated effective tax rate used in calculating the full year 2006 is approximately 15% which excludes the effect of a partial release of our valuation allowance. The estimated effective tax rate used for the first quarter of 2006 was 13%; as a result, our effective tax rate for the second quarter of 2006 is 21%. The estimates for the quarter and full-year rates are higher than the Company’s previous estimate of 13% due to higher projected income for the full-year 2006 than previously estimated with no additional operating tax attributes to utilize. The most significant reason for the increase in projected taxable income is due to the expected receipt of the up-front payments from Merck KGaA as a result of amending, in July 2006, the 1998 development and license agreement with Merck KGaA. The projected tax rate for 2006 is less than the federal statutory rate of 35%, mainly due to the utilization of fully reserved deferred tax assets.

Net Income

We had net income of $37.2 million or $0.44 per basic common share and $0.42 per diluted common share in the second quarter of 2006, compared with net income of $26.0 million or $0.31 per basic common share and $0.30 per diluted common share for the comparable period in 2005. The fluctuation in results was due to the factors noted above.

Six Months Ended June 30, 2006 and 2005

Revenues

Royalty Revenue

Royalty revenue consists primarily of royalty payments earned on the sales of ERBITUX by our partners, BMS and Merck KGaA. Under our agreement with BMS, we are entitled to royalty payments equal to 39% of BMS’s net sales of ERBITUX in the United States and Canada. Under our agreement with Merck KGaA we were entitled to royalty based on a percentage of gross margin of Merck KGaA’s sales of ERBITUX outside the United States and Canada. Beginning in July of 2006, we are entitled to 9.5% of Merck’s KGaA’s net sales outside of the United States and Canada. For the six months ended June 30, 2006, royalty revenue amounted to $134.9 million, an increase of $56.7 million or 73% from the comparable period in 2005 due to an increase in net sales of ERBITUX. In North America, net sales by BMS for the first six months of 2006 amounted to $310.8 million compared to net sales in the comparable period in 2005 of $184.9 million, an increase of $125.9 million, or 68%. Outside of North America, net sales of ERBITUX by Merck KGaA in the first half of 2006 amounted to $192.3 million, an increase of $75.6 million or 65% from the comparable period in 2005.

Royalty revenue for the remainder of 2006 will reflect 39% of BMS’ net sales and 9.5% of Merck KGaA’s net sales.

License Fees and Milestone Revenue

License fees and milestone revenue for the six months ended June 30, 2006 of $177.9 million consists of the recognition of up-front license fees and milestone payments received under the Commercial Agreement with BMS of $177.7 million and recognition of payments received under the development and license agreements with Merck KGaA of $111,000. The increase of $128.8 million from the comparable period in 2005 is mainly due to the fact that in March 2006, we earned the last milestone payment from BMS of $250 million, as a result of obtaining approval from the FDA for ERBITUX in a second indication. The milestone earned in the first quarter of 2006 therefore includes a “catch-up” adjustment of approximately $112.7 million related to the actual product clinical development costs incurred from inception through December 31, 2005 as a percentage of the estimated total costs to be incurred over the term of the Commercial Agreement.

License fees and milestone revenue in 2006 will include the continuing amortization, based on the clinical development spending, of the $900 million received from BMS. At the anticipated rates of clinical spend for 2006, amortization of milestones for the full year of 2006 should approximate $250 million.

Manufacturing Revenue

Manufacturing revenue for the six months ended June 30, 2006 of $47.7 million consists of sales of ERBITUX to BMS and Merck KGaA for commercial use. The increase from the comparable period in 2005 of $28.8 million is due to an increase in sales to BMS of approximately $25.3 million and sales to Merck KGaA of $3.5 million. The increase in sales of ERBITUX to our partners for commercial use is directly associated with the increase in in-market sales (as described above under royalty revenue) both in North America and internationally. In accordance with the Commercial Agreement, we sell ERBITUX to BMS at our cost of production plus a 10% markup on bulk. We sell bulk inventory to Merck KGaA at our full absorption cost of production.

Manufacturing revenue in 2006 will continue to reflect ERBITUX shipped to our partners for commercial use.

Collaborative Agreement Revenue

Collaborative agreement revenue consists primarily of reimbursements from our partners BMS and Merck KGaA under our collaborative agreements. There are certain categories for which we receive reimbursement from our partners: clinical and regulatory expenses, the cost of ERBITUX supplied to our partners for use in clinical studies, certain marketing and administrative expenses, and a portion of royalty expense. During the six months ended June 30, 2006, we earned $34.5 million in collaborative agreement revenue, of which approximately $25.1 million represents amounts earned from BMS and approximately $9.5 million represents amounts earned from Merck KGaA, as compared to $32.1 million earned in the comparable period in 2005, of which $21.1 million was earned from BMS and approximately $10.9 million was earned from Merck KGaA. The increase in collaborative agreement revenue of $2.5 million is principally due to an increase in reimbursement for royalty expense of $8.2 million, as a result of higher sales by our partners, partially offset by a decrease in reimbursement for clinical drugs of approximately $3.5 million and in the reimbursement of clinical and marketing, general and administrative expenses of approximately $2.2 million.

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

Expenses

Research and Development

Research and development expenses for the six months ended June 30, 2006 of $60.6 million increased by approximately $15.0 million or 33% from the comparable period in 2005. The increase is primarily due to an increase in third party costs associated with the development of our non-ERBITUX pipeline of approximately $6.7 million, an increase in shipments of ERBITUX sold to our partners for clinical studies of approximately $5.8 million, an increase in shared based compensation of approximately $1.0 million, and an increase in depreciation expense of $2.7 million, related to our BB50 manufacturing facility that became operational in June 2006. It is our policy that assets placed into service prior to July 1st receive a full year depreciation. Since BB50 became operational in June of 2006, we reflected six months of depreciation expense in the second quarter of 2006. These increases were partially offset by decreases in several categories such as repair and maintenance, relocation expenses, and postage and delivery expenses. Research and development expenses include costs associated with our in-house and collaborative research programs, product and process development expenses, cost to manufacture our product candidates and quality assurance and quality control costs. Research and development includes costs that are reimbursable from our corporate partners. Approximately $9.9 million and $13.5 million of costs representing research and development expenses in the first half of 2006 and 2005, respectively, were reimbursable and included under collaborative agreement revenue since they represent inventory supplied to our partners for use in clinical studies.

We expect that research and development expenses will approximate $130 million in 2006, including approximately $3.1 million attributable to share based compensation expense. The increase from 2005 reflects additional efforts in support of our non-ERBITUX pipeline, including third-party manufacturing costs, costs associated with clinical supplies of ERBITUX (which are reimbursed as a component of collaborative agreement revenue).

Clinical and Regulatory

Clinical and regulatory expenses consist of costs to conduct our clinical studies and associated regulatory activities. Clinical and regulatory expenses for the six months ended June 30, 2006 amounted to $30.0 million, an increase of $12.2 million or 69% from the comparable period in 2005. The increase is primarily due to an increase of $8.5 million due BMS for reimbursement of clinical expenses related to ERBITUX and an increase in salaries and benefits of approximately $2.1 million, which includes $669,000 of share based compensation expense. During 2005, we gradually increased our headcount in our clinical and regulatory department in order to invest in the continued growth of ERBITUX and to develop other product candidates. Approximately $6.2 million and $7.9 million of the costs included in this category for the first half of 2006 and 2005, respectively, are reflected as revenues under collaborative agreement revenue since they represent costs that are reimbursable by our corporate partners.

Clinical and regulatory expenses in 2006 are expected to increase as we embark on a number of studies in support of expanded use of ERBITUX as well as later-stage clinical development programs for our pipeline products. In addition, we are enhancing our medical affairs programs, and expanding our regulatory capabilities. As a result, total clinical and regulatory expenses are expected to reach approximately $80 million in 2006, including approximately $1.3 million attributable to share based compensation expense. A contractually determined portion of the ERBITUX-related expenses will continue to be reimbursed as a component of collaborative agreement revenue.

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

Marketing, general and administrative expenses for the six months ended June 30, 2006 amounted to $40.9 million, an increase of $6.5 million or 19% from the comparable period in 2005. The increase is mainly due to an increase in bonus to the field force of $2.4 million, which is directly correlated to the increase in ERBITUX in-market net sales, an increase in marketing expenses associated with the launch of ERBITUX for use in head and neck cancer (approved by the FDA in March 2006) of approximately $1.2 million, and $2.4 million of shared based compensation expense. The remaining expenses in this category have remained fairly stable from the comparable period in 2005, mainly due to having no increases in headcount and spending consistently in legal, accounting and consulting expenses. Certain expenses in this category are reimbursable from our corporate partners. Approximately $650,000 and $1.1 million of costs representing marketing and general expenses for the six months ended June 30, 2006 and 2005, respectively, were reimbursable and included in collaborative agreement revenue. Marketing, general and administrative expenses should approximate $75 million in 2006, including approximately $5.2 million attributable to share based compensation expense. The increase versus 2005 is principally attributable to increased marketing efforts in support of launching ERBITUX as a second indication.

Royalty Expense

Royalty expense consists of obligations related to certain licensing agreements related to ERBITUX. We are obligated to pay royalties of approximately 9.25% of North American net sales and a single digit royalty on sales outside of North America, which will increase if sales outside of North America consist of ERBITUX produced in the United States. We receive reimbursements from our corporate partners of 4.5% on North American net sales and a single digit percentage on net sales outside of North America, which is reflected in collaborative agreement revenue. During the six months ended June 30, 2006, we incurred royalty expense of $38.5 million as compared to $26.9 million, an increase of $11.6 million, or 43%. The increase is directly associated with the increase in net sales of ERBITUX in North America and outside of North America, as previously described. Approximately $17.8 million and $9.5 million of royalty expense was reimbursable by our corporate partners and included as collaborative agreement revenue in the first half of 2006 and 2005, respectively.

Royalty expenses for the remainder of 2006 will consists of approximately 9.25% of North American in-market net sales with 4.5% of North American net sales expected to be reimbursed as a component of collaborative agreement revenue, resulting in a net royalty burden of approximately 4.75%. In addition, a single-digit percentage of international net sales is also expected to be incurred.

Cost of Manufacturing Revenue

Cost of manufacturing revenue for the six months ended June 30, 2006 amounted to $42.3 million representing a gross margin of approximately 11% compared to costs of manufacturing revenue in the comparable period of 2005 of approximately $1.8 million, or a gross margin of 90%. The fluctuation in our gross margin is due to the fact that prior to obtaining approval from the FDA for ERBITUX, we had previously expensed all ERBITUX inventory produced as research and development. We began to capitalize in inventory the cost of manufacturing ERBITUX after we received approval in February of 2004. It has taken us two years to sell all inventory that was previously expensed or partially expensed. In the first quarter of 2006, we exhausted the remaining batches of ERBITUX with partial costs and we expect our margins to normalize going forward. We sell ERBITUX to BMS at our costs of production plus a 10% mark-up on bulk and to Merck KGaA at our cost of production. Therefore, depending on certain circumstance such as the mix of demand from our partners, and the costs of filling and finishing

ERBITUX bulk (for which we do not charge a 10% markup when selling to BMS), we expect that our quarterly margins on sales of ERBITUX will reflect a gross margin that will range between 5%-8%.

Interest Income and Interest Expense

Interest income for the six months ended June 30, 2006 amounted to $17.4 million, an increase of approximately $3.8 million or 28% from the comparable period in 2005. This increase is attributable to increases in interest rates from the comparable period in 2005, and an increase in the average balance of our investment portfolio, which increased in the second quarter, due to the fact that we invested the majority of the $250 million received from BMS in March of 2006.

Interest expense for the six months ended June 30, 2006 amounted to $3.4 million, which is consistent with the comparable period in 2005.

Provision for Income Taxes

The Company’s estimated annual effective income tax rate for 2006 is approximately 15% which excludes the effect of the partial release of our valuation allowance described below. The estimate for the full-year rates is higher than the Company’s previous estimate of 13% due to higher projected income for the full-year 2006 than previously estimated with no additional operating tax attributes to utilize. The most significant reason for the increase in projected taxable income is due to the expected receipt of the up-front payments from Merck KGaA as a result of amending, in July 2006, the 1998 development and license agreement with Merck KGaA. The projected tax rate for 2006 is less than the federal statutory rate of 35%, mainly due to the utilization of fully reserved deferred tax assets.

In the first quarter of 2006, we released a portion of its valuation allowance against our total deferred tax assets because we determined, based on revised expectations of our projected future earnings, that it is more likely than not that we will realize the benefit of these deferred tax assets, which amounted to approximately $99.5 million. Our conclusion to release a portion of our valuation allowance against our deferred tax assets is supported by several events that transpired during the first quarter of 2006. In addition to obtaining approval from the FDA for ERBITUX in a second indication in March of 2006, the in-market sales for ERBITUX during this period exceeded our expectations and have continued to show strong growth in the marketplace. Most importantly, a potential competitor released certain clinical data on their competing product, which gave us the ability to further understand the competitive threats posed by this potential product. Therefore, our decision is supported by a combination of better than expected in-market sales that we believe will be sustainable in the future coupled with the ability to further refine our future financial projections and assumptions related to our competition. The financial projections supporting our conclusion to release a portion of our valuation allowance contain significant assumptions based on current facts about our market share and our competitive landscape. If such assumptions were to differ significantly, it may have a material impact on our ability to realize our deferred tax assets.

Net Income

We had net income of $266.8 million or $3.18 per basic common share and $2.93 per diluted common share for the six months ended June 30, 2006, compared with net income of $54.9 million or $0.66 per basic common share and $0.63 per diluted common share for the comparable period in 2005. The fluctuation in results was due to the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, our principal sources of liquidity consisted of cash and cash equivalents and securities available for sale of approximately $963.8 million. Historically, we have financed our operations through a variety of sources, most significantly through the issuance of public and private equity and convertible notes, license fees and milestone payments and reimbursements from our corporate partners. Since the approval of ERBITUX on February 12, 2004, we began to generate royalty revenue and manufacturing revenue from the commercial sale of ERBITUX by our corporate partners and we have generated income from operations in 2004, 2005 and in the first half of 2006. As we continue to generate income, our cash flows from operating activities are expected to increase as a source to fund our operations. Therefore, we anticipate that our future financial condition and our future operating performance will continue to experience significant changes and that past performance will not likely be indicative of our future performance.

SUMMARY OF CASH FLOWS

	June 30, 2006	June 30, 2005	Variance
Cash provided by (used) in:
Operating activities	$180,308	$(64,968)	$245,276
Investing activities	(219,164)	(22,133)	(197,031)
Financing activities	61,548	12,368	49,180
Net increase (decrease) in cash and cash equivalents	$22,692	$(74,733)	$97,425

Historically our cash flows from operating activities have fluctuated significantly due to the nature of our operations and the timing of our cash receipts. During the first half of 2006, we generated approximately $180.3 million in cash from operating activities, as compared to net cash used in operating activities in the comparable period of 2005 of $65 million. The increase in operating cash flows in the first half of 2006 is primarily due to the receipt of $250 million milestone payment from our corporate partner BMS, as a result of obtaining approval from the FDA for ERBITUX in a second indication, partly offset by a payment to the IRS of approximately $32 million for withholding taxes related to an employment tax audit for the years 1999-2001.

Our primary sources and uses of cash from investing activities consist of purchases and sales activity in our investment portfolio, which we manage based on our liquidity needs, possible business development transactions and amounts used for capital expenditures. During the first half of 2006, we used net cash from investing activities of $219.2 million comprised of approximately $32.5 million in acquisition of fixed assets, and we made net purchases of securities of approximately $186.7 million by investing the majority of the milestone payment received from BMS at the end of the first quarter of 2006.

We generated net cash flows from financing activities in the first half of 2006 of approximately $61.5 million as compared to $12.4 million in the comparable period of 2005. Cash flows from financing activities were generated from employees exercising stock options and from the issuance of common stock under our employee stock purchase plan. In addition, this category reflects the benefit of equity net operating losses that will be taken as a reduction in our tax liability on our tax return and therefore, saving us cash by reducing our federal and state taxes due.

Below is a table that presents our contractual obligations and commercial commitments as of June 30, 2006: (in thousands)

	Payments due by Year(1)
	Total	2006	2007	2008	2009	2010	2011 and Thereafter
Long-term debt(2)	$600,000	$—	$—	$—	$—	$—	$600,000
Interest on long-term debt	147,469	4,125	8,250	8,250	8,250	8,250	110,344
Operating leases	68,473	2,410	5,385	4,227	4,263	4,174	48,014
Purchase obligations	8,449	8,449	—	—	—	—	—
Contract services obligations	19,800	10,080	3,510	1,350	1,620	3,240	—
Total contractual cash obligations	$844,191	$25,064	$17,145	$13,827	$14,133	$15,664	$758,358

(1)          Amounts in the above table do not include milestone-type payments payable by us under collaborative agreements.

(2)          On May 15, 2009, 2014 and 2019, or upon the occurrence of certain designated events, holders may require the Company to repurchase the notes at a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest.

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

The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of June 30, 2006: (in thousands, except interest rates)

	2006	2007	2008	2009	2010	2011 and Thereafter	Total	Fair Value
Fixed Rate	$150,000	$212,400	$100,000	$55,000	$20,000	$—	$537,400	$526,506
Average Interest Rate	2.97%	3.51%	3.86%	4.33%	4.54%	—	3.55%
Variable Rate(1)	—	—	1,803	—	10,000	399,625	411,428	411,178
Average Interest Rate	—	—	4.85%	—	4.00%	5.25%	5.22%
	$150,000	$212,400	$101,803	$55,000	$30,000	$399,625	$948,828	$937,684

(1)          These holdings primarily consist of U.S. corporate and foreign corporate floating rate notes. Interest on the securities is adjusted monthly, quarterly or semi-annually, depending on the instrument, using prevailing interest rates. These holdings are highly liquid and we consider the potential for loss of principal to be minimal.

Our outstanding 1 3/8% fixed rate convertible senior notes in the principal amount of $600,000,000 due May 15, 2024 are convertible into our common stock at a conversion price of $94.69 per share, subject to certain restrictions as outlined in the indenture agreement. The fair value of fixed interest rate instruments is affected by changes in interest rates and in the case of the convertible notes by changes in the price of our common stock as well. The fair value of the convertible senior notes was approximately $541,500,000 at June 30, 2006.

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

Changes In Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

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

B.   Intellectual Property Litigation

As previously reported, on October 28, 2003, a complaint was filed by Yeda Research and Development Company Ltd. (“Yeda”) against ImClone Systems and Aventis Pharmaceuticals, Inc. in the U.S. District Court for the Southern District of New York (03 CV 8484). This action does not seek damages, but rather alleges and seeks that three individuals associated with Yeda should also be named as co-inventors on U.S. Patent No. 6,217,866. On June 7, 2005, Yeda amended its U.S. complaint to seek sole inventorship of the subject patent. On November 4, 2005, the Court denied the Company’s motion for summary judgment with respect to this matter, as filed with the Court on June 24, 2005. Hearings on this matter concluded in July 2006; a determination is forthcoming. The Company is vigorously defending against claims asserted in this action. The Company is unable to predict the outcome of this action at the present time.

As previously reported, on March 25, 2004, an action was filed in the United Kingdom Patent Office entitled Referrer’s Statement requesting transfer of co-ownership and amendment of patent EP (UK) 0 667 165 to add three Yeda employees as inventors. Also on March 25, 2004, a German action entitled Legal Action was filed in the Munich District Court I, Patent Litigation Division, seeking to add three Yeda employees as inventors on patent EP (DE) 0 667 165. The Company was not named as a party in these actions that relate to the European equivalent of U.S. Patent No. 6,217,866 discussed above; accordingly, the Company intervened in the U.K. and German actions. Yeda sought to amend its pleadings in the United Kingdom and Germany to seek sole inventorship. Following hearings, both the U.K. and German courts held that Yeda was not entitled to amend its pleadings. Additionally, on or about March 25, 2005 and March 29, 2005, respectively, Yeda filed legal actions in Austria and France against both Aventis and ImClone Systems seeking full inventorship of EP (AU) 0 667 165 and EP (FR) 0 667 165, as well as payment of legal costs and fees. The Company is vigorously defending against claims asserted in these actions. The Company is unable to predict the outcome of these actions at the present time.

As previously reported, on May 4, 2004, a complaint was filed against the Company by Massachusetts Institute of Technology (“MIT”) and Repligen Corporation (“Repligen”) in the U.S. District Court for the District of Massachusetts (04-10884 RGS). This action alleges that ERBITUX infringes U.S. Patent No. 4,663,281, which is owned by MIT and exclusively licensed to Repligen and that the Company should therefore pay damages. On July 28, 2006, the Court denied the Company’s motion for summary judgment seeking to dismiss all claims on the basis that the patent rights at issue were exhausted as a matter of law and granted MIT and Repligen’s cross motion that their patent rights were not exhausted. The case will now proceed to trial on the merits of the Company’s other defenses. The Company is vigorously defending against claims asserted in this action. The Company is unable to predict the outcome of this action at the present time.

No reserve has been established in the financial statements for any of the Yeda or MIT and Repligen actions because the Company does not believe that such a reserve is required to be established at this time under Statement of Financial Accounting Standards No. 5.

As previously disclosed, the Company is developing a fully human monoclonal antibody, referred to as IMC-11F8, which it intends to commercialize outside the United States and Canada. The Company believes it has the right to do so under its existing development and license agreement with Merck KGaA. However, Merck KGaA had advised the Company that it believed that IMC-11F8 was covered under the development and license agreement with Merck KGaA and that it could therefore have the exclusive rights to market IMC-11F8 outside the United States and Canada and co-exclusive development rights in Japan, for which it would pay the same royalty as it pays for ERBITUX. See “Corporate Collaborations—Collaborations with Merck KGaA”. In agreement with Merck KGaA, the Company submitted this dispute to binding arbitration through an expedited process outside of the provisions of the development and license agreement. Merck KGaA subsequently took the position that the expedited arbitration provision was no longer valid and the Company sued Merck KGaA in federal court in the Southern District of New York to either enforce the arbitration provision previously agreed to or to have the court decide the question of whether IMC-11F8 is or is not covered under the development and license agreement with Merck KGaA. On November 29, 2005, the Court granted the Company’s motion to enforce the expedited arbitration provision previously agreed to, and subsequently appointed a new arbitrator to hear and decide this dispute. On March 31, 2006, the arbitrator decided the matter in favor of the Company, finding that Merck KGaA had no rights to IMC-11F8. That decision is binding and unappealable pursuant to the parties’ arbitration agreement and the parties have subsequently confirmed the arbitration award.

Item 1A.                Risk Factors

Supplemental Risks Relating to Intellectual Property

Protecting our proprietary rights is difficult and costly. If we fail to adequately protect or enforce our proprietary rights, we could lose revenue.

Our success depends in large part on our ability to obtain, maintain and enforce our patents. Our ability to commercialize products successfully largely depends on our ability to obtain and maintain patents of sufficient scope to prevent third parties from successfully commercializing similar or competitive products. In the absence of patent protection, competitors may cause a negative impact to our business by developing and marketing substantially equivalent products and technology.

Patent disputes are frequent and can preclude the commercialization of products. We have in the past been, are currently, and may in the future be, involved in material patent litigation, such as the matters discussed under “Part II—Item 1. Legal Proceedings”. Patent litigation is time-consuming and costly in its own right and could subject us to significant liabilities to third parties. In addition, an adverse decision could force us to either obtain third-party licenses at a material cost or cease using the technology or product in dispute.

The existence of patents or other proprietary rights belonging to other parties may lead to our termination of the research and development of a particular product or cause us to obtain third-party licenses at potentially material costs. We believe that we have strong patent protection or the potential for strong patent protection for our product and product candidates. However, it is for the courts and/or other governmental agencies in the U.S. and in other jurisdictions ultimately to determine the strength of that patent protection. We hold patents or licenses to patents relating to murine antibodies as well as patents and licenses relating to the therapeutic use of EGFR antibodies. These patents expire on various dates, the earliest of which is in 2007. Risks related to our patent position with respect to ERBITUX and our product candidates are more fully discussed under “Item 1—Business—Patents and Trademarks” in our 2005 Annual Report on Form 10-K.

Several lawsuits have been filed against us, including certain challenges to the inventorship of our licensed patent relating to the therapeutic use of EGFR antibodies, which have resulted, and will likely continue to result, in litigation that is costly to defend and the outcome of which is uncertain and may harm our business.

Litigations or arbitrations to which we are currently, or have been in the past, subjected relate to, among other things, our patent and other intellectual property rights, licensing arrangements with other persons and those other claims more fully described under “Part II—Item 1. Legal Proceedings”, including proceedings currently pending in the U.S. District Court for the Southern District of New York alleging and seeking that three individuals associated with Yeda Research and Development Company Ltd. be named as sole or co-inventors on U.S. Patent No. 6,217,866 relating to the therapeutic use of EGFR antibodies, with related actions pending in the United Kingdom, Germany, France and Austria.

We cannot provide any assurance as to the outcome of these pending lawsuits or arbitrations. Any conclusion of these matters in a manner adverse to us, including any settlement, could have a material adverse effect on our business and operating results. In addition, the costs to us of defending these claims or any other proceedings, even if resolved in our favor, could be substantial. Uncertainties resulting from the initiation and continuation of any litigation or other proceedings could also harm our ability to compete in the marketplace.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.                        Defaults upon Senior Securities

Not applicable

Item 4.                        Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.                        Other Information

Not applicable

Item 6.                      Exhibits

Exhibit No.	Description	Incorporated by Reference
3.1	Certificate of Incorporation, as amended through December 31, 1998	D(3.1)
3.2	Amendment dated June 4, 1999 to the Company’s Certificate of Incorporation, as amended	H(3.1A)
3.3	Amendment dated June 12, 2000 to the Company’s Certificate of Incorporation, as amended	K(3.1A)
3.4	Amendment dated August 9, 2002 to the Company’s Certificate of Incorporation, as amended	Q(3.1C)
3.5	Amended and Restated By-Laws of the Company	Z(3.1)
4.1	Rights Agreement dated as of February 15, 2002 between the Company and EquiServe Trust Company, N.A., as Rights Agent, as amended May 4, 2006	JJ(EX-2)

4.2	Stockholder Agreement, dated as of September 19, 2001, among Bristol-Myers Squibb Company, Bristol-Myers Squibb Biologics Company and the Company	L(99.2D2)
4.3	Indenture dated as of May 7, 2004 by and between the Company and The Bank of New York, as Trustee and Form of 1 3/8% Convertible Notes Due 2024	V(4.5)
4.4	Registration Rights Agreement dated as of May 7, 2004 by and between the Company, as Issuer, and Morgan Stanley & Co., Incorporated and UBS Securities LLC, as the Initial Purchasers	V(4.6)
10.3	1996 Incentive Stock Option Plan, as amended	O(99.1)
10.4	1996 Non-Qualified Stock Option Plan, as amended	O(99.2)
10.5	ImClone Systems Incorporated 1998 Non-Qualified Stock Option Plan, as amended	O(99.2)
10.6	ImClone Systems Incorporated 2002 Stock Option Plan	Q(99.8)
10.7	ImClone Systems Incorporated 1998 Employee Stock Purchase Plan	I(99.4)
10.8	Option Agreement, dated as of September 1, 1998, between the Company and Ron Martell	F(99.3)
10.10	License Agreement between the Company and the Regents of the University of California dated April 9, 1993	B(10.48)
10.12	License Agreement between the Company and Rhone-Poulenc Rorer dated June 13, 1994	C(10.56)
10.13	Development and License Agreement between the Company and Merck KGaA dated December 14, 1998	E(10.70)
10.14	Lease Agreement dated as of December 15, 1998 for the Company’s premises at 180 Varick Street, New York, New York	G(10.69)
10.15	Amendment dated March 2, 1999 to Development and License Agreement between the Company and Merck KGaA	G(10.71)
10.16	Acquisition Agreement dated as of September 19, 2001, among the Company, Bristol-Myers Squibb Company and Bristol-Myers Squibb Biologics Company	L(99.D1)
10.17	Development, Promotion, Distribution and Supply Agreement, dated as of September 19, 2001, among the Company, Bristol-Myers Squibb Company and E.R. Squibb & Sons, L.L.C	L(99.D3)
10.20	Employment Agreement, dated as of March 19, 2004, between the Company and Daniel S. Lynch	U(10.1)
10.21	Agreement of Sublease dated October 5, 2001, by and between 325 Spring Street LLC and the Company	O(10.86)
10.22	Promissory Note in the principal amount of $10,000,000, dated October 5, 2001, executed by 325 Spring Street LLC in favor of the Company	O(10.86.1)
10.23	Amendment No. 1 to Development, Promotion, Distribution and Supply Agreement, dated as of March 5, 2002, among the Company, Bristol-Myers Squibb Company and E.R. Squibb & Sons, L.L.C	N(99.2)
10.24	Amendment, dated as of August 16, 2001 to the Development and License Agreement between the Company and Merck KGaA	P (10.88)
10.25	Agreement of Sale and Purchase between Building Associates, LP and ImClone Systems Incorporated pertaining to 33 Chubb Way, Branchburg, New Jersey executed as of March 1, 2002	Q(10.92)

10.26

Target Price Contract, dated as of July 15, 2002, between ImClone Systems Incorporated and Kvaerner Process, a division of Kvaerner U.S. Inc., for the Architectural, Engineering, Procurement Assistance, Construction Management and Validation of a Commercial Manufacturing Project in Branchburg, New Jersey

R(10.930)
10.27	Modifications Agreement dated as of December 15, 2000 by an between 180 Varick Street Corporation and the Company	S(10.94)
10.28	Amendment Number 4 to the Company’s lease at 180 Varick Street dated August 13, 2004 by and between 180 Varick Street Corporation and the Company	V(10.28)
10.29	ImClone Systems Incorporated Annual Incentive Plan	T(A.C)
10.30	Supply Agreement between the Company and Lonza Biologics PLC dated March 17, 2005	Y(10.30)
10.31	ImClone Systems Incorporated Senior Executive Severance Plan	W(10.29)
10.32	ImClone Systems Incorporated Change in Control Plan, as amended	FF (10.32)
10.34	Terms of inducement stock option grants to Drs. Philip Frost and Eric Rowinsky on March 1, 2005 and February 21, 2005, respectively, as approved by the Compensation Committee of Board of Directors	AA
10.35	Collaboration and License Agreement between the Company and UCB S.A. dated August 15, 2005. Confidential Treatment has been requested for a portion of this Exhibit	CC (10.35)
10.36	Approval by Board of Directors of certain compensation related matters and Company stock repurchase program	BB
10.37	ImClone Systems Incorporated 2005 Inducement Stock Option Plan	DD(10.1)
10.38	Terms of accelerated Company stock options and form of lock-up agreement	EE(10.1)
10.39	ImClone Systems Incorporated 2006-2008 Retention Plan	GG(10.1)
10.40	ImClone Systems Incorporated Transition Severance Plan	FF(10.40)
10.41

Approval by the Compensation Committee of Board of Directors of performance criteria for executive officer cash bonus awards under the Company’s Annual Incentive Plan for the year ended December 31, 2006, together with maximum permitted bonuses under the plan

HH
10.42	Letter Agreement, dated March 21, 2006, by and between Joseph L. Fischer and ImClone Systems Incorporated	II(10.42)
31.1*	Certification of the Company’s Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of the Company’s Interim Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
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
Date: August 4, 2006
	By:	/s/ MICHAEL J. HOWERTON
Michael J. Howerton
Chief Financial Officer
Date: August 4, 2006