Form 10-Q
period 2006-09-30
IMCLONE SYSTEMS INC
filed 2006-11-09
CIK 765258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 1, 2006
Common Stock, par value $.001	(84,705,447) Shares

IMCLONE SYSTEMS INCORPORATED
INDEX

i

PART I. FINANCIAL INFORMATION

Item 1.                        Financial Statements

IMCLONE SYSTEMS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share and share data)
(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$15,308	$3,403
Securities available for sale	976,172	752,973
Prepaid expenses	5,740	3,766
Amounts due from corporate partners	92,783	59,271
Inventories	58,923	81,394
Deferred income taxes, net	26,913	—
Other current assets	11,221	8,311
Total current assets	1,187,060	909,118
Property, plant and equipment, net	425,750	406,595
Deferred financing costs, net	9,747	12,531
Deferred income taxes, net	119,851	—
Inventories, less current portion	28,203	—
Other assets	14,177	15,171
Total assets	$1,784,788	$1,343,415
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including $2,624 and $4,610 due Bristol-Myers Squibb Company (“BMS”) at September 30, 2006 and December 31, 2005, respectively)	$27,973	$35,530
Accrued expenses (including $24,449 and $11,427 due BMS at September 30, 2006 and December 31, 2005, respectively)	77,889	60,934
Withholding tax liability	264	32,000
Current portion of deferred revenue	128,084	112,624
Other current liabilities	3,094	1,031
Total current liabilities	237,304	242,119
Deferred revenue, less current portion	271,255	246,401
Long-term debt	600,000	600,000
Share based compensation	661	—
Deferred rent, less current portion	2,984	2,491
Total liabilities	1,112,204	1,091,011
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 4,000,000 shares; reserved 1,200,000 series B participating cumulative preferred stock, none issued or outstanding	—	—
Common stock, $.001 par value; authorized 200,000,000 shares; issued 85,548,867 and 84,412,408 at September 30, 2006 and December 31, 2005, respectively; outstanding 84,544,193 and 83,407,734 at September 30, 2006 and December 31, 2005, respectively	86	84
Additional paid-in capital	826,299	733,069
Accumulated deficit	(118,343)	(442,459)
Treasury stock, at cost; 1,004,674 at September 30, 2006 and December 31, 2005, respectively	(29,149)	(29,149)
Accumulated other comprehensive loss:
Net unrealized loss on securities available for sale	(6,309)	(9,141)
Total stockholders’ equity	672,584	252,404
Total liabilities and stockholders’ equity	$1,784,788	$1,343,415

See accompanying notes to consolidated financial statements.

IMCLONE SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Revenues:
Royalty revenue	$78,599	$46,647	$213,483	$124,810
License fees and milestone revenue	34,948	27,146	212,807	76,171
Manufacturing revenue	20,884	10,748	68,589	29,661
Collaborative agreement revenue	16,266	21,984	50,805	54,039
Total revenues	150,697	106,525	545,684	284,681
Operating expenses:
Research and development	26,437	28,958	87,013	74,564
Clinical and regulatory	13,527	13,583	43,537	31,357
Marketing, general and administrative	15,977	19,463	56,941	53,919
Royalty expense	18,051	15,165	56,531	42,069
Cost of manufacturing revenue	19,187	3,099	61,466	4,948
Discontinuation of small molecule research program	—	—	—	6,200
Total operating expenses	93,179	80,268	305,488	213,057
Operating income	57,518	26,257	240,196	71,624
Other:
Interest income	(11,058)	(7,025)	(28,444)	(20,575)
Interest expense	2,974	1,577	6,350	5,073
Loss on sales of securities	—	—	—	16
Other, net	(8,084)	(5,448)	(22,094)	(15,486)
Income before income taxes.	65,602	31,705	262,290	87,110
Provision (benefit) for income taxes	8,286	754	(61,826)	1,308
Net income	$57,316	$30,951	$324,116	$85,802
Income per common share:
Basic	$0.68	$0.37	$3.86	$1.03
Diluted	$0.65	$0.35	$3.58	$0.98
Shares used in calculation of income per common share:
Basic	84,335	83,785	84,013	83,561
Diluted	91,915	92,136	91,974	92,287

See accompanying notes to consolidated financial statements.

IMCLONE SYSTEMS INCORPORATED
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2006
(in thousands, except share data)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Loss	Total
Balance at December 31, 2005	—	$—	84,412,408	$84	$733,069	$(442,459)	$(29,149)	$(9,141)	$252,404
Options exercised			1,112,700	2	17,164				17,166
Issuance of shares through employee stock purchase plan			23,759	—	669				669
Share based compensation expense					6,264				6,264
Tax benefit of stock options					69,133				69,133
Comprehensive income:
Net income						324,116			324,116
Other comprehensive income:
Unrealized gain on marketable securities arising during the period								2,832	2,832
Total other comprehensive income								2,832	2,832
Comprehensive income									326,948
Balance at September 30, 2006	—	$—	85,548,867	$86	$826,299	$(118,343)	$(29,149)	$(6,309)	$672,584

See accompanying notes to consolidated financial statements.

IMCLONE SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$324,116	$85,802
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	22,054	9,706
Amortization of deferred financing costs	2,784	2,784
Share based compensation	6,264	—
Tax benefit from share based compensation	(69,133)	—
Loss on disposal of fixed assets	—	3,880
Deferred income taxes	(146,764)	—
Other	—	97
Changes in:
Prepaid expenses	(1,974)	(1,794)
Amounts due from corporate partners	(33,512)	3,263
Inventories	(5,732)	(32,622)
Other current assets	(2,910)	21,639
Other assets	903	1,187
Accounts payable	(7,557)	1,744
Accrued expenses	86,088	(10,523)
Share based compensation	661	—
Withholding tax liability	(31,736)	—
Other current liabilities	2,063	2,063
Litigation settlement	—	(75,900)
Deferred rent, less current portion	493	(1,136)
Deferred revenue	40,314	(77,714)
Net cash provided by (used in) operating activities	186,422	(67,524)
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(41,118)	(69,804)
Purchases of securities available for sale	(1,213,832)	(425,044)
Proceeds from sale of securities available for sale	872,665	408,601
Maturities of securities available for sale	120,800	67,017
Net cash used in investing activities	(261,485)	(19,230)
Cash flows from financing activities:
Proceeds from exercise of stock options	17,166	13,361
Proceeds from issuance of common stock under the employee stock purchase plan	669	735
Tax benefit from share based compensation	69,133	—
Net cash provided by financing activities	86,968	14,096
Net increase (decrease) in cash and cash equivalents	11,905	(72,658)
Cash and cash equivalents at beginning of period	3,403	79,321
Cash and cash equivalents at end of period	$15,308	$6,663
Supplemental cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$1,503	$226
Income taxes	$4,058	$1,400
Non-cash investing and financing activity:
(Decrease) increase in net unrealized loss in securities available-for-sale	$(2,832)	$7,017

See accompanying notes to consolidated financial statements.

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)   Business Overview and Basis of Presentation

The accompanying consolidated financial statements of ImClone Systems Incorporated (“ImClone Systems” or the “Company”) as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 are unaudited. The accompanying unaudited consolidated balance sheets, statements of income, statement of stockholders’ equity and comprehensive income and statements of cash flows have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. The financial statements reflect all adjustments, consisting only of normal, recurring adjustments, which are in the opinion of management, necessary for a fair presentation for the interim periods. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and related revenue and expense accounts and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with GAAP. Actual results could differ materially from those estimates. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the SEC.

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

On September 28, 2006, Carl C. Icahn, Alexander J. Denner, Barberry Corp and High River Limited Partnership, filed with the Securities and Exchange Commission a consent solicitation to remove six members of the Company’s Board of Directors as well as to add Peter S. Liebert to the Board. On October 10, 2006, David M. Kies and William W. Crouse announced their resignation from the Board of Directors of the Company. On October 20, 2006 the Company announced that Peter S. Liebert, M.D., was appointed by the Company’s Board of Directors to fill one of the vacancies resulting from the resignation of the two Directors discussed above. On October 25, 2006, the Company announced that its Board of Directors has appointed Carl C. Icahn Chairman of the Board. The Company also announced that Joseph L. Fischer resigned as Interim Chief Executive Officer and as a member of the Company’s Board of Directors, effective October 24, 2006, and was replaced by a newly formed Executive Committee of the Board (the “Committee”), which will be chaired by Alex Denner, Ph.D., and include Directors Richard Mulligan, Ph.D., and Charles Woler, M.D., Ph.D. The Committee will serve as the principal executive body for the Company until such time as a Chief Executive Officer is named. The Company also announced that Directors Vincent T. DeVita, Jr., M.D., John A. Fazio and William R. Miller will not stand for reelection to the Board at the Company’s next annual meeting, which the Company expects to host in the first quarter

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

of 2007. As a result of this decision, Carl Icahn and related parties have withdrawn their shareholder consent solicitation, the Consent Solicitation Committee of the Board has been dissolved and the Company has withdrawn its shareholder consent revocation solicitation. The Board also determined that it would waive all Board of Director fees for six months and all option grants for directors for the next year.

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

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Comprehensive Income

The following table reconciles net income to comprehensive income: (in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Net income	$57,316	$30,951	$324,116	$85,802
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities during the period	4,835	(3,829)	2,832	(7,017)
Less: Reclassification adjustment for realized loss included in net income	—	—	—	16
Total other comprehensive income (loss)	4,835	(3,829)	2,832	(7,001)
Total comprehensive income	$62,151	$27,122	$326,948	$78,801

The tax (expense) benefit on the items included in other comprehensive income (loss) assuming they were recognized in income would be approximately ($687,000) and $38,000 for the three months ended September 30, 2006 and 2005, respectively, and ($388,000) and $70,000 for the nine months ended September 30, 2006 and 2005, respectively.

Fair Value of Financial Instruments

The fair value of the Company’s 1 3/8% convertible senior notes of $600,000,000 was approximately $529,500,000 and $502,500,000 at September 30, 2006 and December 31, 2005, respectively, based on their quoted market price.

(2)   Inventories

Inventories are stated at the lower of cost, determined on the first-in-first-out method, or market. Inventories consist of the following: (in thousands)

	September 30, 2006	December 31, 2005
Raw materials and supplies	$16,412	$22,664
Work in process	63,430	49,149
Finished goods	7,284	9,581
Total	$87,126	$81,394

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

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

inventory for excess or obsolete inventory and write down obsolete or otherwise unmarketable inventory to its estimated net realizable value.

In June 2006, the Company began producing ERBITUX for commercial use at its multiple product manufacturing facility (“BB50”), located in Branchburg, New Jersey. The Company expects to file a sBLA with the FDA for approval of BB50 in the first quarter of 2007. Until such time as the Company receives approval of BB50 from the FDA, the ERBITUX inventory produced in BB50 cannot be used for commercial distribution. Based on management’s current expectations, the Company expects that the costs of such inventory will be fully realizable once the Company obtains approval of BB50. As of September 30, 2006, the Company has capitalized approximately $28.2 million related to the costs of producing ERBITUX in BB50. This amount is classified as long term inventory as it is not expected to be sold within one year. The Company will continue to capitalize the costs of producing ERBITUX in BB50 as long as management can conclude that the costs of such inventory will be fully realizable in the future.

(3)   Property, Plant and Equipment

Property, plant and equipment are recorded at cost and consist of the following: (in thousands)

	September 30, 2006	December 31, 2005
Land	$4,899	$4,899
Building.	281,163	67,597
Leasehold improvements	14,512	13,969
Machinery and equipment	162,141	62,806
Furniture and fixtures	6,303	4,596
Construction in progress	44,413	318,446
Total cost	513,431	472,313
Less accumulated depreciation and amortization	(87,681)	(65,718)
Property, plant and equipment, net	$425,750	$406,595

In June 2006, the Company transferred, from construction in progress, the cost associated with our BB50 multi-product manufacturing facility into the appropriate fixed asset categories, with the exception of certain costs, primarily equipment in a portion of the building which is not yet ready for its intended use. The total cost of BB50 through September 30, 2006 amounted to approximately $331.0 million, including $22.7 million of capitalized interest.

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

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Stock Option Plans

In February 1996, the Company’s Board of Directors adopted and the shareholders thereafter approved an Incentive Stock Option Plan and Non-Qualified Stock Option Plan (the “96 Plans”). In May 1998, the Company’s Board of Directors adopted an additional Non-Qualified Stock Option Plan (the ”98 Plan”), which shareholders were not required to approve. On June 11, 2002, the shareholders approved and the Company adopted the 2002 Stock Option Plan (the “02 Plan”). Effective with the adoption of the 02 Plan, the Company will not award new grants from the 96 Plans or the 98 Plan. The 02 Plan provides for the granting of both incentive stock options and non-qualified stock options to purchase, subject to adjustment under the plan, 3,300,000 shares of the Company’s common stock to employees, directors, consultants and advisors of the Company. Any common stock subject to an option which is cancelled, forfeited or expires prior to exercise, whether such option was granted under this plan or the 96 Plans or the 98 Plan, shall again become available for grant under the 02 Plan. Options granted under the 02 Plan become fully vested and exercisable upon the occurrence of a change in control, as defined. Incentive stock options granted under the 02 Plan may not exceed 825,000 shares of common stock, may not be granted at a price less than the fair market value of the stock at the date of grant and may not be granted to non-employees. In September 2003, the shareholders approved an amendment to the 02 Plan that increased the maximum total number of shares of common stock currently available for grant of options under the plan from 3,300,000 shares to 6,600,000 shares, and increased the number of shares of common stock with respect to which incentive stock options may be granted under the plan from 825,000 shares to 1,650,000 shares.

In November 2001, the Board of Directors approved the amendment of the 96 Plans and the 98 Plan whereby upon the occurrence of a change in control, as defined in the amended plan documents, each outstanding option under the 96 Plans and the 98 Plan shall become fully vested and exercisable.

On October 17, 2005, the Compensation Committee of the Board of Directors approved the adoption of a stock option plan for the sole purpose of making one-time grants of stock options to newly hired key employees who have not previously been employees or directors of the Company as an inducement to such persons entering into employment with the Company (the “Inducement Plan”), in accordance with NASDAQ Marketplace Rule 4350(i)(1)(A)(iv). The Inducement Plan permits the Company to issue up to a total of 600,000 “inducement” options to eligible participants to purchase shares of common stock of the Company on terms and conditions set forth therein and in individual award agreements under the Inducement Plan, in each case on terms commensurate with options granted under the 02 Plan. The Inducement Plan was cancelled effective September 20, 2006.

On September 20, 2006, the shareholders approved and the Company adopted the 2006 Stock Incentive Plan. (the “06 Plan”). Effective with the adoption of the 06 Plan, the company will not award new grants from the 02 Plan. Any common stock option which is cancelled, forfeited or expires prior to exercise whether such option was granted under this plan, the 96 Plans, the 98 Plan or the 02 Plan, shall again become available for grant under the 06 Plan. Options granted under the 06 Plan generally vest over one to four year periods and unless earlier terminated, expire ten years from the date of grant. The aggregate number of shares of common stock that may be granted or used for reference purposes under the 06 Plan shall not exceed 5,500,000 shares plus common stock available for grant under prior plans.

As of September 30, 2006, the number of remaining shares authorized for grant under the plans discussed above is approximately 6,210,000. Incentive stock options may not be granted at a price less than

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

the fair market value of the stock at the date of grant and may not be granted to non-employees. Options under all the plans, unless earlier terminated, expire ten years from the date of grant. Options granted under these plans generally vest over one-to-four-year periods.

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

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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

The following table summarizes the effect of compensation cost arising from share-based payment arrangements on the Company’s statements of income for the Company’s Stock Option Plans, the ESPP and the Retention Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Research and development	$318,000	$—	$1,341,000	$—
Clinical and regulatory	279,000	—	948,000	—
Marketing, general and administrative	1,223,000	—	3,636,000	—
Total	$1,820,000	$—	$5,925,000	$—

In addition, the Company capitalized, during the three and nine months ended September 30, 2006, $271,000 and $795,000, respectively, as part of the cost of inventory and $0 and $204,000, respectively, in property, plant and equipment.

As a result of adopting SFAS 123R, the Company’s income before income taxes and net income for the three months ended September 30, 2006 was $1,820,000 and $1,623,000 lower, respectively, than if it had continued to account for share-based compensation in accordance with the provisions of APB Opinion 25. The Company’s income before income taxes and net income for the nine months ended September 30, 2006 was $5,925,000 and $5,114,000 lower, respectively, than if it had continued to account for share-based compensation in accordance with the provisions of APB Opinion 25. Basic and diluted income per share

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

for the three months ended September 30, 2006, would have been $0.70 and $0.67, respectively, if the Company had not adopted SFAS 123R, compared to reported basic and diluted income per share of $0.68 and $0.65, respectively. Basic and diluted income per share for the nine months ended September 30, 2006, would have been $3.92 and $3.64, respectively, if the Company had not adopted SFAS 123R, compared to reported basic and diluted income per share of $3.86 and $3.58, respectively. In addition, for the nine months ended September 30, 2006, the adoption of SFAS 123R resulted in net cash provided by operating activities being lower and net cash provided by financing activities being higher by approximately $69,133,000. This amount represents the benefit of equity net operating losses that will be taken as a reduction in our tax liability on our tax return and therefore, saving us cash by reducing our federal and state taxes due.

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

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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

The following assumptions were used to estimate the fair value of options granted under the Company’s Stock Option Plans for the three and nine months ended September 30, 2006 and 2005:

	Stock Options
	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Expected term (years)	4.75-5.30	4.99	3.95-5.72	4.47
Expected volatility	42.47%	81.71%	27.45%-42.70%	82.97%
Risk free interest rate	4.58%-4.59%	3.90%	4.31%-5.21%	3.61%
Expected dividend rate	0%	0%	0%	0%

The assumptions used in the Monte-Carlo simulation modeling to estimate the fair value of awards under the Retention Plan for the three and nine months ended September 30, 2006 were: expected volatility of 42.47%, risk free interest rate ranging from 4.77 % to 4.98 % and expected dividend yield of 0%. The fair value of the Company’s ESPP awards was calculated using the intrinsic value of the common stock purchased on September 30, 2006 based on the fact that the Company’s offering period is three months and the ESPP does not contain a look-back provision.

Stock Option Activity and Share-Based Compensation Expense

Stock option activity for the nine months ended September 30, 2006 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	(in thousands)
Outstanding at December 31, 2005	12,619,193	$37.38
Granted	1,640,914	34.60
Exercised	(1,112,700)	15.43
Forfeitures	(1,022,285)	45.77
Expired	(436)	6.01
Outstanding at September 30, 2006	12,124,686	$38.31	6.34	$27,008
Vested and expected to vest	11,882,015	$38.40	6.21	$26,973
Exercisable at September 30, 2006	10,483,565	$39.07	5.88	$25,931

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The weighted average fair value of options granted during the three months ended September 30, 2006 and 2005 was $14.27 and $22.48, respectively. The weighted average fair value of options granted during the nine months ended September 30, 2006 and 2005 was $14.74 and $25.44, respectively. The aggregate intrinsic value of options outstanding at September 30, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the 1,891,843 shares that had exercise prices that were lower than the $28.32 market price of our common stock at September 30, 2006. The total intrinsic value of options exercised during the three months ended September 30, 2006 and 2005 was $7,794,000 and $2,202,000, respectively, determined as of the date of exercise. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $21,015,000 and $14,992,000, respectively, determined as of the date of exercise.

The Company recognized for the three and nine months ended September 30, 2006 approximately $1,960,000 and $5,259,000, respectively in share-based compensation expense, net of amounts capitalized, for stock options granted under the Company’s Stock Option Plans. As of September 30, 2006, there was $15,757,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s Stock Option Plans. This amount assumes the Company’s expected forfeiture rate. That cost is expected to be recognized over a weighted average period of approximately 2.6 years. The Company utilizes newly issued shares to satisfy the exercise of stock options.

Upon issuance of the awards, the grant date fair value for the Retention Plan was approximately $3.7 million. The fair value (based on the September 30, 2006 valuation) of the Retention Plan awards outstanding at September 30, 2006 was approximately $2,550,000. The combined fair value of the Retention Plan awards that were cancelled during the nine months ended September 30, 2006 was approximately $382,000 (based on the September 30, 2006 valuation). The aggregate intrinsic value of the awards outstanding at September 30, 2006, all of which are not vested, is $0 which is calculated based on the percentage that the 30 day average closing stock price preceding September 30, 2006 exceeded the trigger price of $32.99. The aggregate intrinsic value of the awards expected to vest at September 30, 2006 is $0. The weighted average remaining contractual term for both the awards outstanding and the awards that are vested and expected to vest at September 30, 2006 is approximately 1.8 years.

The Company recognized for the three and nine months ended September 30, 2006 approximately ($172,000) and $565,000, respectively in share-based compensation expense, net of amounts capitalized, for the Retention Plan. As of September 30, 2006, there was $1,433,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Retention Plan. This amount assumes the Company’s expected forfeiture rate. The costs associated with the awards are expected to be recognized over the Performance Periods.

During the three and nine months ended September 30, 2006, the Company granted 8,704 and 23,759 shares, respectively for the ESPP for a total of 207,154 shares that have been issued under the plan and recognized approximately $32,000 and $101,000, respectively, in share-based compensation expense, net of amounts capitalized. The Company utilizes newly issued shares to satisfy the issuance of shares under the ESPP.

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Comparable Disclosures

The following table illustrates the pro forma effect on the Company’s net income and net income per share as if the Company had adopted the fair value based method of accounting for stock-based compensation under Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” for the three and nine months ended September 30, 2005. See the assumptions disclosed previously in this note that were used to estimate the fair value of options granted under the stock option plans for the three and nine months ended September 30, 2005.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(In thousands, except per share amounts)
Net Income
Net Income, as reported	$30,951	$85,802
Add: Stock-based employee compensation expense included in net income, tax effected	—	—
Deduct: Total share-based employee compensation expense determined under fair value method for all awards, net of income taxes	(12,300)	(41,345)
Pro forma net income	$18,651	$44,457
Net income per share
Basic—as reported	$0.37	$1.03
Basic—pro forma	$0.22	$0.53
Diluted—as reported	$0.35	$0.98
Diluted—pro forma	$0.22	$0.52

For the three and nine months ended September 30, 2005 there were approximately 15,328,000 and 14,878,000, respectively, of potential common shares excluded from the pro forma diluted income per share computation because their inclusion would have had an anti-dilutive effect. The potential common shares excluded from the computation consist of anti-dilutive stock options and anti-dilutive shares related to the 1 3/8% convertible notes.

(6)   Income Per Common Share

Basic income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period increased to include all additional common shares that would have been outstanding assuming potentially dilutive common share equivalents had been issued. Dilutive common share equivalents include 1) the dilutive effect of in-the-money shares related to stock options, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an option, the average amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital, if any, when the option is exercised, are assumed to be used to repurchase shares in the current period

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

and 2) the conversion of convertible debt which is calculated using an “if-converted” basis. In addition, in computing the dilutive effect of convertible debt, the numerator is adjusted to add back the after-tax amount of interest recognized in the period. For the three months ended September 30, 2006 and 2005, there were an aggregate of 9,132,000 and 8,851,000, respectively, potential common shares, excluded from the diluted income per share computation because their inclusion would have had an anti-dilutive effect. For the nine months ended September 30, 2006 and 2005, there were an aggregate of 8,574,000 and 8,112,000, respectively, potential common shares, excluded from the diluted income per share computation because their inclusion would have had an anti-dilutive effect.

Basic and diluted income per common share (EPS) were computed using the following: (in thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
EPS Numerator—Basic:
Net Income	$57,316	$30,951	$324,116	$85,802
EPS Denominator—Basic:
Weighted-average number of shares of common stock outstanding	84,335	83,785	84,013	83,561
EPS Numerator—Diluted:
Net Income	$57,316	$30,951	$324,116	$85,802
Adjustment for interest, net of amounts capitalized and income tax effect	2,610	1,536	5,481	4,997
Net income, adjusted	$59,926	$32,487	$329,597	$90,799
EPS Denominator—Diluted:
Weighted-average number of shares of common stock outstanding	84,335	83,785	84,013	83,561
Effect of dilutive securities:
Stock options	1,244	2,015	1,625	2,390
Convertible subordinated notes	6,336	6,336	6,336	6,336
Dilutive potential common shares	7,580	8,351	7,961	8,726
Weighted-average common shares and dilutive potential common shares	91,915	92,136	91,974	92,287
Basic income per common share	$0.68	$0.37	$3.86	$1.03
Diluted income per common share	$0.65	$0.35	$3.58	$0.98

(7)   Taxes

The Company’s estimated annual effective income tax rate for 2006 is approximately 14%, excluding the effect of an adjustment recorded in the third quarter of 2006 of approximately $1.8 million, primarily resulting from changes in certain state tax legislation and its effect on our deferred tax assets. The resulting effective tax rate for the third quarter and nine months of 2006, including such adjustment, is 12.6% and 14.4%, respectively. These estimated rates exclude the release of a portion of the Company’s tax valuation allowance in the first quarter of 2006 discussed below.

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

In the first quarter of 2006, the Company released a portion of its valuation allowance against our total deferred tax assets because we determined, based on revised expectations of our projected future earnings, that it is more likely than not that we will realize the benefit of these deferred tax assets, which amounted to approximately $99.5 million. Our conclusion to release a portion of our valuation allowance against our deferred tax assets is supported by several events that transpired during the first quarter of 2006. In addition to obtaining approval from the FDA for ERBITUX in a second indication in March of 2006, the in-market sales for ERBITUX during this period exceeded our expectations and continued to show strong growth in the marketplace. Most importantly, a potential competitor released certain clinical data on their competing product, which gave us the ability to further understand the competitive threats posed by this potential product. Therefore, our decision is supported by a combination of better than expected in-market sales that we believe will be sustainable in the future coupled with the ability to further refine our future financial projections and assumptions related to our competition. The financial projections supporting our conclusion to release a portion of our valuation allowance contain significant assumptions based on current facts about our market share and our competitive landscape. If such assumptions were to differ significantly, it may have a material impact on our ability to realize our deferred tax assets. The projected tax rate for 2006 is less than the federal statutory rate of 35%, mainly due to the utilization of fully reserved deferred tax assets.

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

•       was required to make milestone payments to us of up to $22,500,000, of which $5,000,000 was received through September 30, 2006 based on milestones achieved in the product development of BEC2;

•       was required to make royalty payments to us on all sales of the licensed products outside North America, if any, with a portion of the earlier funding received under the agreement being creditable against the amount of royalties due.

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Following an analysis of the results of various clinical studies involving BEC2 and work on the recombinant gp75 antigen, the Company and Merck KGaA determined to discontinue their further development and terminated the related agreement in the fourth quarter of 2005. Approximately $1.6 million of deferred revenue related to this agreement was recorded as revenue upon the cancellation of the contract. The Company incurred expenses of $0 for the three months ended September 30, 2006 and 2005, respectively, and expenses of $0 and approximately $19,000 for the nine months ended September 30, 2006 and 2005, respectively related to this contract.

In December 1998, the Company entered into a development and license agreement with Merck KGaA with respect to ERBITUX . In exchange for granting Merck KGaA exclusive rights to market ERBITUX outside of the United States and Canada and co-exclusive development rights in Japan, the Company has received $30,000,000 through September 30, 2006 in up-front cash fees and early cash payments based on the achievement of defined milestones. An additional $30,000,000 has been received through September 30, 2006 based upon the achievement of further milestones for which Merck KGaA received equity in the Company. The equity interests underlying the milestone payments were priced at varying premiums to the then-market price of the common stock depending upon the timing of the achievement of the respective milestones.

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

In July 2006, the Company and Merck KGaA entered into agreements amending and supplementing the 1998 development and license agreement. As part of the agreements, the Company consented to Merck KGaA’s sublicense of certain intellectual property rights relating to the development and commercialization of an anti-EGFR antibody to Takeda Pharmaceutical Company. Merck KGaA and Takeda signed an alliance in September 2005 for the development and commercialization of matuzumab (EMD72000), a humanized EGFR-targeting monoclonal antibody. In consideration for the Company’s consent, Merck KGaA agreed to pay the Company EUR 2.5 million within 30 days of the execution of the agreements and a further EUR 5 million within 30 days of the Company’s written consent to the

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

sublicense. The Company received the first payment of EUR 2.5 million in August of 2006 and has deferred the revenue associated with this payment and is recognizing it over the estimated service period. The Company expects to give written consent to sublicense in the fourth quarter of 2006. In addition, Merck KGaA agreed to increase its fixed royalty to 9.5% on net sales of ERBITUX outside the U.S. and Canada, effective July 1, 2006. The agreements also promote freedom to operate in the development and commercialization of matuzumab outside the United States and Canada and of IMC-11F8 (a fully human EGFR-targeted IgG1 monoclonal antibody being developed by ImClone Systems) within the United States and Canada through the granting of certain reciprocal rights, including the sharing of confidential technical information. This is in addition to the exclusive rights held by the Company to develop and commercialize IMC-11F8 outside of the United States and Canada . The agreements do not extend to key intellectual property rights in the U.S. and Canada, where the Company and its partner Bristol-Myers Squibb continue to hold exclusive licenses to key patents covering certain uses of EGFR-targeted monoclonal antibodies.

Amounts due from Merck KGaA related to these arrangements totaled approximately $11,828,000 and $7,768,000 at September 30, 2006 and December 31, 2005, respectively, and are included in amounts due from corporate partners in the Consolidated Balance Sheets. The Company has a liability due Merck KGaA of $0 and approximately $2,532,000 as of September 30, 2006 and December 31, 2005, respectively.

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

Development of the Product—Responsibilities associated with clinical and other ongoing studies is apportioned between the parties as determined by the product development committee described below. The Commercial Agreement provides for the establishment of clinical development plans setting forth the activities to be undertaken by the parties for the purpose of obtaining marketing approvals, providing market support and developing new indications and formulations of the product. After transition of responsibilities for certain clinical and other studies, each party is primarily responsible for performing the studies designated to it in the clinical development plans. In the United States and Canada, the Commercial Agreement provides that E.R. Squibb is responsible for 100% of the cost of all clinical studies other than those studies undertaken post-launch which are not pursuant to an IND (e.g. Phase IV studies), the cost of which is shared equally between E.R. Squibb and ImClone Systems. As between E.R. Squibb

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

and ImClone Systems, each is responsible for 50% of the costs of all studies in Japan. The Company has also agreed, and may agree in the future, to share with E.R. Squibb, on terms other than the foregoing, costs of clinical trials that the Company believes are not potentially registrational but should be undertaken prior to launch in the United States, Canada or Japan. In addition, to the extent that in 2005 and 2006 the Company and BMS exceed the contractual maximum costs for clinical development, the Company has agreed to share such cost with BMS. The Company has recorded expenses of $4,053,000 and $6,589,000 pursuant to such cost sharing agreements for the three months ended September 30, 2006 and 2005, respectively, and $17,692,000 and $11,877,000 for the nine months ended September 30, 2006 and 2005, respectively. The Company has also incurred $1,029,000 and $293,000 for the three months ended September 30, 2006 and 2005, respectively, and $2,222,000 and $958,000 for the nine months ended September 30, 2006 and 2005, respectively, related to the agreement with respect to Japan. Except as otherwise agreed upon by the parties, the Company will own all registrations for the product and is primarily responsible for the regulatory activities leading to registration in each country. E.R. Squibb will be primarily responsible for the regulatory activities in each country after the product has been registered in that country. Pursuant to the terms of the Commercial Agreement, as amended, Andrew G. Bodnar, M.D., J.D., Senior Vice President, Strategy and Medical & External Affairs of BMS, and a member of the Company’s Board of Directors, is entitled to oversee the implementation of the clinical and regulatory plan for ERBITUX.

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

Manufacture and Supply—The Commercial Agreement provides that the Company is responsible for the manufacture and supply of all requirements of ERBITUX in bulk form (“API”) for clinical and commercial use in the territory, and that E.R. Squibb will purchase all of its requirements of API for commercial use from the Company. The Company supplies API for clinical use at the Company’s fully burdened manufacturing cost, and supplies API for commercial use at the Company’s fully burdened manufacturing cost plus a mark-up of 10%. The agreement also specifies that the Company should use

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

reasonable efforts to reduce the fully burdened manufacturing cost of producing bulk ERBITUX over time. Specifically, beginning with 2006 production of bulk ERBITUX, the agreement provides that the cost of API should not exceed a predetermined price per gram. Any excess over such amount will be shared equally by the Company and BMS.

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

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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

Based on the number of shares of common stock acquired pursuant to the tender offer, BMS has the right to nominate two directors. BMS designated Andrew G. Bodnar, M.D., J.D., BMS’ Senior Vice President, Strategy and Medical & External Affairs, as one of the initial BMS directors. The nomination of Dr. Bodnar was approved by the Board on November 15, 2001. BMS has not yet designated an individual to fill the open Board seat.

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

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Registration Rights—The Company granted BMS customary registration rights with respect to shares of common stock owned by BMS or any of its affiliates.

(c)   UCB S.A.

In August 2005, the Company entered into a Collaboration and License Agreement with UCB S.A., a company registered in Belgium, for the development and commercialization of CDP-791, UCB’s investigational PEGylated di-Fab antibody targeting the vascular endothelial growth factor receptor-2 (“VEGFR-2”). No upfront or milestone payments are payable under the Agreement. The Company did not incur any expenses related to this agreement in the three and nine months ended September 30, 2006. The Company has a liability of $2,493,000 in accrued expenses as of September 30, 2006 and December 31, 2005 related to this agreement.

Collaborative Agreement Tables

Royalty revenue consists of the following: (in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
BMS	$68,100	$41,715	$189,158	$113,828
Merck KGaA	10,442	4,881	24,055	10,887
Other	57	51	270	95
Total royalty revenue	$78,599	$46,647	$213,483	$124,810

License fees and milestone revenue consists of the following: (in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
BMS:
ERBITUX license fee revenue	$34,830	$27,049	$212,578	$74,882
Merck KGaA:
ERBITUX and BEC2 license fee revenue	118	97	229	1,289
Total license fees and milestone revenue	$34,948	$27,146	$212,807	$76,171

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Collaborative agreement revenue from partners consists of the following: (in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
BMS:
Drug	$1,936	$2,154	$6,329	$7,172
ERBITUX clinical and regulatory expenses	3,277	3,467	9,419	10,338
ERBITUX marketing, general and administrative expenses	297	353	848	1,247
ERBITUX royalty expenses	7,858	4,813	21,826	13,134
Total BMS	13,368	10,787	38,422	31,891
Merck KGaA:
Drug	1,651	10,548	7,215	19,045
ERBITUX clinical and regulatory expenses	—	(130)	—	928
ERBITUX marketing, general and administrative expenses	10	58	109	278
ERBITUX royalty expenses	1,238	718	5,044	1,885
Total Merck KGaA	2,899	11,194	12,368	22,136
Other	(1)	3	15	12
Total collaborative agreement revenue	$16,266	$21,984	$50,805	$54,039

Manufacturing revenue from corporate partners consists of the following: (in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
BMS	$20,305	$10,748	$64,541	$29,661
Merck KGaA	579	—	4,048	—
Total manufacturing revenue	$20,884	$10,748	$68,589	$29,661

Amounts due from corporate partners consists of the following: (in thousands)

	September 30, 2006	December 31, 2005
BMS:
ERBITUX	$80,955	$51,503
Merck KGaA
ERBITUX and BEC2	11,828	7,768
Total amounts due from corporate partners	$92,783	$59,271

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Deferred revenue consists of the following: (in thousands)

	September 30, 2006	December 31, 2005
BMS:
ERBITUX commercial agreement	$393,559	$356,136
Merck KGaA
ERBITUX development and license agreement	5,780	2,889
Total deferred revenue	399,339	359,025
Less current portion	(128,084)	(112,624)
Total long term deferred revenue	$271,255	$246,401

(9)   Commitments and Contingencies

As previously reported, on October 28, 2003, a complaint was filed by Yeda Research and Development Company Ltd. (“Yeda”) against ImClone Systems and Aventis Pharmaceuticals, Inc. in the U.S. District Court for the Southern District of New York (03 CV 8484). This action did not seek damages, but rather alleged that three individuals associated with Yeda should also be named as co-inventors on U.S. Patent No. 6,217,866. On June 7, 2005, Yeda amended its U.S. complaint to seek sole inventorship of the subject patent. On November 4, 2005, the Court denied the Company’s motion for summary judgment with respect to this matter, as filed with the Court on June 24, 2005. At the same time, the Court granted summary judgment to Yeda dismissing two of ImClone’s affirmative defenses. A bench trial on the merits of Yeda’s complaint was held between June 5, 2006 and June 22, 2006. On September 18, 2006, the Court ruled in favor of Yeda by awarding it sole inventorship rights to the patent. ImClone Systems then appealed the Court’s decision to the Court of Appeals for the Federal Circuit. The appeal was docketed on October 5, 2006, and is in its early stages. The Company plans to vigorously pursue this appeal. On September 20, 2006, subsequent to the Court’s inventorship decision, the Company also filed an action against Yeda in the U.S. District Court for the Southern District of New York seeking a declaratory judgment that the patent is invalid due to the removal of the originally named inventors. On October 31, 2006, Yeda filed an answer and counterclaim to the Company’s declaratory judgment in which Yeda seeks restitution and orders the Company to license the patent and pay it royalties. The Company is unable to predict the outcome of these actions at the present time.

As previously reported, on March 25, 2004, an action was filed in the United Kingdom Patent Office entitled Referrer’s Statement requesting transfer of co-ownership and amendment of patent EP (UK) 0 667 165 to add three Yeda employees as inventors. Also on March 25, 2004, a German action entitled Legal Action was filed in the Munich District Court I, Patent Litigation Division, seeking to add three Yeda employees as inventors on patent EP (DE) 0 667 165. The Company was not named as a party in these actions which relate to the European equivalent of U.S. Patent No. 6,217,866 discussed above. Accordingly, the Company intervened in the U.K. and German actions. Yeda sought to amend its pleadings in the United Kingdom and Germany to seek sole inventorship. Following hearings, both the U.K. and German courts held that Yeda was not entitled to amend its pleadings. In the U.K., Yeda has sought leave from the House of Lords to appeal the High Court’s decision. The House of Lords has not yet decided whether they will grant Yeda leave to appeal. In Germany, Yeda has appealed the lower court’s decision to the Higher Regional Court of Munich, which has not yet commented on Yeda’s appeal.

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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

As previously reported, on May 4, 2004, a complaint was filed against the Company by Massachusetts Institute of Technology (“MIT”) and Repligen Corporation (“Repligen”) in the U.S. District Court for the District of Massachusetts (04-10884 RGS). This action alleges that ERBITUX infringes U.S. Patent No. 4,663,281, which is owned by MIT and exclusively licensed to Repligen and that the Company should therefore pay damages. On July 28, 2006, the Court denied the Company’s motion for summary judgment seeking to dismiss all claims on the basis that the patent rights at issue were exhausted as a matter of law and granted MIT and Repligen’s cross motion that their patent rights were not exhausted. On September 26, 2006, a hearing was held in response to a Motion for Sanctions filed by Repligen, which alleged that Kenyon & Kenyon representing ImClone Systems and the Company acted improperly during and after the deposition of one of Repligen’s potential witnesses. The Court has not ruled on the motion. Upon a ruling by the Court, which we cannot predict, the case will now proceed to trial on the merits of the Company’s other defenses. The Company is vigorously defending against claims asserted in this action. The Company is unable to predict the outcome of this action at the present time.

No reserve has been established in the financial statements for any of the Yeda or MIT and Repligen actions because the Company does not believe that such a reserve is required to be established at this time under Statement of Financial Accounting Standards No. 5.

The Company is developing a fully human monoclonal antibody, referred to as IMC-11F8. The Company believes it has the right to do so under its existing development and license agreement with Merck KGaA. However, Merck KGaA had advised the Company that it believed that IMC-11F8 was covered under the development and license agreement with Merck KGaA and that it could therefore have the exclusive rights to market IMC-11F8 outside the United States and Canada and co-exclusive development rights in Japan, for which it would pay the same royalty as it pays for ERBITUX. See “Corporate Collaborations—Collaborations with Merck KGaA”. In agreement with Merck KGaA, the Company submitted this dispute to binding arbitration through an expedited process outside of the provisions of the development and license agreement. Merck KGaA subsequently took the position that the expedited arbitration provision was no longer valid and the Company sued Merck KGaA in federal court in the Southern District of New York to either enforce the arbitration provision previously agreed to or to have the court decide the question of whether IMC-11F8 is or is not covered under the development and license agreement with Merck KGaA. On November 29, 2005, the Court granted the Company’s motion to enforce the expedited arbitration provision previously agreed to, and subsequently appointed a new arbitrator to hear and decide this dispute. On March 31, 2006, the arbitrator decided the matter in favor of the Company, finding that Merck KGaA had no rights to IMC-11F8. That decision is binding and unappealable pursuant to the parties’ arbitration agreement and the parties have subsequently confirmed the arbitration award.

In October 2001, the Company entered into a sublease (the “Sublease”) for a four-story building at 325 Spring Street, New York, and New York, which includes approximately 100,000 square feet of usable space. The Sublease has a term of 22 years, followed by two five-year renewal option periods. In order to

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

induce the sublandlord to enter into the Sublease, the Company made a loan to the sublandlord in the principal amount of a $10,000,000 note receivable, of which $8,463,000 is outstanding as of September 30, 2006. The loan is secured by a leasehold mortgage on the prime lease as well as a collateral assignment of rents by the sublandlord. The loan is payable by the sublandlord over 20 years and bears interest at 5 1/2% in years one through five, 6 1/2% in years six through ten, 7 1/2% in years eleven through fifteen and 8 1/2% in years sixteen through twenty. In addition, the Company paid the owner a consent fee in the amount of $500,000. Effective March 1, 2005, the Company amended the Sublease to add an additional 6,500 square feet of space upon all the same terms and conditions set forth in the Sublease. In connection with this amendment, the Company paid an up-front fee of $1,690,000 which is being amortized, as a reduction in lease expense, over the respective term of the Sublease. The future minimum lease payments remaining at September 30, 2006, are approximately $46,938,000.

(10)   Employee Benefit Plans

Defined Contribution Plan

All employees of the Company who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan. The 401(k) plan allows eligible employees to defer up to 25 percent of their annual compensation, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. Under the 401(k) plan, the Company, at management’s discretion, may match employee contributions and/or make discretionary contributions. Neither the employee contributions nor voluntary matching contributions are invested in the Company’s securities. Total expense incurred by the Company was approximately $607,000 and $463,000 for the three months ended September 30, 2006 and 2005, respectively, and $1,773,000 and $1,473,000 for the nine months ended September 30, 2006 and 2005, respectively.

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

On September 28, 2006, Carl C. Icahn, Alexander J. Denner, Barberry Corp and High River Limited Partnership, filed with the Securities and Exchange Commission a consent solicitation to remove six members of the Company’s Board of Directors as well as to add Peter S. Liebert to the Board. On October 10, 2006, David M. Kies and William W. Crouse announced their resignation from the Board of Directors of the Company. On October 20, 2006 the Company announced that Peter S. Liebert, M.D., was appointed by the Company’s Board of Directors to fill one of the vacancies resulting from the resignation of the two Directors discussed above.  On October 25, 2006, the Company announced that its Board of Directors has appointed Carl C. Icahn Chairman of the Board. The Company also announced that Joseph L. Fischer has resigned as Interim Chief Executive Officer and as a member of the ImClone Systems Board of Directors, effective October 24, 2006, and has been replaced by a newly formed Executive Committee of the Board (the “Committee”), which will be chaired by Alex Denner, Ph.D., and include Directors Richard Mulligan, Ph.D., and Charles Woler, M.D., Ph.D. The Committee will serve as the principal executive body for the Company until such time as a Chief Executive Officer is named. The Company also announced that Directors Vincent T. DeVita, Jr., M.D., John A. Fazio and William R. Miller will not stand for reelection to the Board at the Company’s next annual meeting, which the Company expects to host in the first quarter of 2007. As a result of this decision, Carl Icahn and related parties have withdrawn their shareholder consent solicitation, the Consent Solicitation Committee of the Board has been dissolved and the Company has withdrawn its shareholder consent revocation solicitation. The Board also determined that it would waive all Board of Director fees for six months and all option grants for directors for the next year..

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

As a result of our substantial investment in research and development, we have incurred significant operating losses and have an accumulated deficit of approximately $118.3 million as of September 30, 2006. We anticipate that our accumulated deficit will continue to decrease in the future as we earn revenues on commercial sales of ERBITUX and generate net income. Although prior to 2004 we devoted most of our efforts and resources to research and development, we expect that we will continue to devote greater efforts and resources to the manufacturing, marketing, and commercialization of ERBITUX. There is no assurance that we will be able to continue to successfully manufacture, market or commercialize ERBITUX or that potential customers will buy ERBITUX. We rely entirely on a third party for filling and finishing services with respect to ERBITUX. If our current third party manufacturers or critical raw material suppliers fail to meet our expectations, we cannot be assured that we will be able to enter into new agreements with other suppliers or third party manufacturers without an adverse effect on our business.

HIGHLIGHTS AND OUTLOOK

In the third quarter of  2006, sales of ERBITUX worldwide amounted to approximately $285 million compared to worldwide sales in the second quarter of 2006 of $275.3 million, an increase of $9.7 million or 4%. During the third quarter of 2006, the FDA approved Vectibix™ (panitumumab), which is  indicated for the treatment of patients with EGFr-expressing metastatic colorectal cancer who have disease progression, on or following fluoropyrimidine-, oxaliplatin- and irinotecan- containing regimens. We believe that ERBITUX’s strength and leadership in clinical data, the product’s established market presence, combined with our strategic plan, will effectively position us to address our competition within the colorectal marketplace.  Over the next two quarters, we will have a significant body of Phase III registrational quality data which could further bolster the leadership and differentiation of ERBITUX in the EGFR-MaB space. Specifically, on November 6, 2006, we and our partner BMS announced results from two randomized Phase III trials of ERBITUX in patients with metastatic colorectal cancer.  These are the first large, randomized studies to examine the impact of ERBITUX treatment on overall survival in colon cancer.

A randomized, multicenter, Phase III trial compared ERBITUX plus best supportive care to best supportive care alone in 572 patients with metastatic colorectal cancer whose disease was refractory to all available chemotherapy, including irinotecan, oxaliplatin, and fluoropyrimidines.  The study, conducted by the National Cancer Institute of Canada Clinical Trials Group in collaboration with the Australasian Gastro-Intestinal Trials Group, met its primary efficacy endpoint showing a statistically significant improvement in overall survival.  These are the first data of an anticancer therapy to demonstrate overall survival in this refractory treatment setting.

A second Phase III, randomized study, compared irinotecan to irinotecan plus ERBITUX in approximately 1,300 patients whose disease was not responding to first-line oxaliplatin-based chemotherapy.  After randomization, patients were treated until their disease progressed.  Upon disease progression, study treatment was stopped and further treatment was at the discretion of the physician.  Secondary efficacy endpoints (progression free survival, response rate) strongly favored the combination of ERBITUX plus irinotecan over irinotecan alone; however, the primary endpoint (overall survival) was not met. Efforts to interpret these confounded results are ongoing.  A preliminary review of the data reveal that a considerable number of patients randomized to the irinotecan arm went on to receive ERBITUX with or without irinotecan after failing irinotecan alone. In addition, in the first quarter of 2007, we expect results from a study in the first line colorectal cancer as well as a Phase III survival study in first line pancreatic cancer. These studies represent the beginning of a series of data milestones from ten registrational quality clinical studies of ERBITUX expected to mature through 2008.

In order to ensure maximum patient access, we have increased our commitment to patient financial support. Specifically, both we and out partner, BMS have made significant contributions to various co-pay assistance foundations for colorectal and head and neck cancers. Additionally, we have offered our own patient support program that provides physician assurances of reimbursement for on-label uses of ERBITUX. And shortly after the head and neck approval, we and our partner BMS launched Destination Access and Access ERBITUX, which represent enhanced patient support programs that provide financial support for patients with household income of up to 1000% of the federal poverty level, or $200 thousand per year for a 4-person family. We believe that these contributions to co-pay foundations and enhancements to existing patient support programs significantly increase access to ERBITUX for those most in need and further reinforces the ERBITUX leadership within our target indications.

Royalty revenue in 2006 will continue to reflect 39% of BMS’s net sales and beginning July 1, 2006, 9.5% of Merck KGaA net sales. License fees and milestone revenue in 2006 will include the continuing amortization, based on clinical development spending, of the $900 million received from BMS. At the anticipated rates of clinical spending for 2006, amortization of milestones for the full year should approximate between $240-250 million. Manufacturing revenue in 2006 will continue to reflect ERBITUX sold to our partners for commercial use. The price charged for commercial material is based on our actual cost to manufacture the product, plus, in the case of BMS only, a 10% mark-up on bulk manufacturing costs. Collaborative agreement revenue in 2006 will continue to include the purchase of ERBITUX for clinical use by our partners, reimbursement by our partners of certain regulatory, clinical and marketing expenses incurred related to ERBITUX, and reimbursement of royalty expenses of 4.5% of North American net sales in accordance with the existing terms of the BMS agreement, as well as a low single digit amount from Merck KGaA.

Effective January 1, 2006, we adopted Financial Accounting Standards Statement No. 123 (revised 2004), Share-Based Payment, which provides that the expense associated with share-based payment transactions be recognized in the financial statements. We estimate that the total expense for stock options in 2006 will be approximately $9.0 million. Compensation expense for the three and nine months ended

September 30, 2006 amounted to approximately $1.8 million and $5.9 million, respectively and this expense is reflected in each expense category where the employee benefits are categorized. Research and development expenses include costs to support our pre-clinical research efforts as well as development costs for our pipeline products and clinical shipments of ERBITUX to our corporate partners. These costs are expected to approximate $125 million in 2006, including approximately $2.7 million attributable to share based compensation expense. Clinical and regulatory expenses are expected to reach approximately $65-$70 million in 2006, including approximately $1.3 million attributable to share based compensation expense. Marketing, general and administrative expenses should approximate $75 million in 2006, including approximately $5.0 million attributable to share based compensation expense. Royalty expense for the remainder of 2006 will consist of approximately 9.25% of North American net sales and a single-digit percentage of international net sales. Cost of manufacturing revenue for the remainder of 2006 will reflect full absorption costs since we have sold all previously expensed inventory. The Company’s estimated annual effective income tax rate for 2006 is approximately 14%, excluding the effect of an adjustment recorded in the third quarter of 2006 of approximately $1.8 million, primarily resulting from changes in certain states tax legislation. This estimated rate also excludes the release of a portion of the Company’s tax valuation allowance in the first quarter of 2006.

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

Revenues from license fees and milestone payments primarily consist of up-front license fees and milestone payments received under the Commercial Agreement with BMS, relating to ERBITUX, and milestone payments received under the development and license agreement with Merck KGaA. We recognize all non-refundable up-front license fees as revenues in accordance with the guidance provided in the SEC’s Staff Accounting Bulletin No. 104. Our most critical application of this policy, to date, relates to the $900,000,000 in license fees received from BMS under the Commercial Agreement which are being deferred and recognized as revenue based upon the actual product clinical and development costs incurred since September 19, 2001 to date by BMS and ImClone as a percentage of the estimated total of such costs to be incurred over the 17 year term of the Commercial Agreement. The estimated total of such costs is based on the clinical development budget which establishes joint responsibilities that will be carried out by both the Company and BMS for certain clinical and other studies. Of the $900 million in payments received through September 30, 2006, $34.8 million was recognized as revenue in the third quarter of 2006 and $506.4 million from the commencement of the Commercial Agreement in 2001 through September 30, 2006. The methodology used to recognize deferred revenue involves a number of estimates and judgments, such as the estimate of total product clinical and development costs to be incurred under the Commercial Agreement. Changes in these estimates and judgments can have a significant effect on the size and timing of revenue recognition. In addition, if management had chosen a different methodology to recognize the license fee and milestone payments received under the Commercial Agreement, the Company’s financial position and results of operations could have differed materially. For example, if the Company were to recognize the revenues earned from the Commercial Agreement on a straight-line basis over the life of the agreement, the Company would have recognized approximately $16.0 million and $173.2 million as revenue in the third quarter of 2006 and from the commencement of the Commercial Agreement, respectively, through September 30, 2006. Management believes that the current methodology used to recognize revenues under the Commercial Agreement, which reflects the level of effort consistent with the product development activities, is the most appropriate methodology because it reflects the level of expenditure and activity in the period in which it is being spent as compared to the total expected expenditure over the life of the Commercial Agreement. This cost to cost approach is systematic and rational, it provides a factually supportable pattern to track progress, and is reflective of the level of effort, which varies over time.

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

Inventories—Until February 12, 2004, all costs associated with the manufacturing of ERBITUX were included in research and development expenses when incurred. Effective February 13, 2004, the date after we received approval from the FDA for ERBITUX, we began to capitalize in inventory the cost of manufacturing ERBITUX and have expensed such costs as cost of manufacturing revenue at the time of sale. Since we had previously expensed all inventory produced, the costs of manufacturing revenue in 2004 reflected minimal costs primarily consisting of shipping and storage charges. In 2005, we continued to sell inventory that was previously expensed and gradually began to sell inventory that was partially expensed, since there was inventory in process on the date that we received FDA approval of ERBITUX. In the first quarter of 2006, we sold all partially expensed inventory and we expect that our quarterly margins on sales of ERBITUX will therefore begin to stabilize going forward and reflect an average margin that will range between 5%- 8%. The fluctuation in our margin is based on various circumstances such as the level of demand from our partners and the costs of filling and finishing the product (which does not include a markup when selling to BMS), relative to the overall costs of the bulk.

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

In June 2006, we began producing ERBITUX for commercial use at our BB50 manufacturing facility. Based on our current timeline, we expect to file a sBLA with the FDA for approval of our BB50 facility in the first quarter of 2007. Until such time as we receive approval of BB50 from the FDA, we will not be able to sell the ERBITUX inventory produced in BB50. Based on management’s current expectations, we expect that the costs of such inventory will be fully realizable once we obtain approval of BB50. Therefore, in June 2006 we began to capitalize the costs of producing ERBITUX in BB50 and will continue to do so, as long as we can conclude that the costs of such inventory will be fully realizable. As of September 30, 2006, we have capitalized approximately $28.2 million of inventory produced in BB50, all of which is classified as long-term inventory in our Consolidated Balance Sheets.

Litigation—The Company is currently involved in certain legal proceedings as disclosed in the notes to the consolidated financial statements. As of September 30, 2006, we have not established a legal reserve in our financial statements because we do not believe that such a reserve is required to be established at this time, in accordance with Statement of Financial Standards No. 5. However, if in a future period, events in any such legal proceedings render it probable that a loss will be incurred, and if such loss is reasonably estimable at that time, we will establish such a reserve. Thus, it is possible that legal proceedings may have a material adverse impact on the operating results for that period, on our balance sheet or both.

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

Income Taxes—Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Significant estimates are required in determining our provision for income taxes. In the first quarter of 2006, we released a portion of our valuation allowance against our deferred tax assets because we determined, based on revised expectations of our projected future earnings, that it is more likely than not that we will realize the benefit of these deferred tax assets, which amounted to approximately $99.5 million. Our conclusion to release a portion of our valuation allowance against our deferred tax assets is supported by several events that transpired during the first quarter of 2006. In addition to obtaining approval from the FDA for ERBITUX as a second indication in March of 2006, the in-market sales for ERBITUX during this period exceeded our expectations and continued to show strong growth in the marketplace. Most importantly, a potential competitor released certain clinical data on their competing product, which gave us the ability to further understand the competitive threats posed by this potential product. Therefore, our decision is supported by a combination of better than expected in-market sales that we believe will be sustainable in the future coupled with the ability to further refine our future financial projections and assumptions related to our competition. The financial projections supporting our conclusion to release a portion of our valuation allowance contain significant assumptions based on current facts about our market share and our competitive landscape. If such assumptions were to differ significantly, it may have a material impact on our ability to realize our deferred tax assets.

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

RESULTS OF OPERATIONS

Selected financial and operating data for the three and nine months ended September 30, 2006 and 2005 are as follows: (in thousands)

	Three Months Ended September 30			Nine Months Ended September 30
	2006	2005	Variance	2006	2005	Variance
Results of Operations:
Royalty revenue	$78,599	$46,647	$31,952	$213,483	$124,810	$88,673
License fees and milestone revenue	34,948	27,146	7,802	212,807	76,171	136,636
Manufacturing revenue	20,884	10,748	10,136	68,589	29,661	38,928
Collaborative agreement revenue	16,266	21,984	(5,718)	50,805	54,039	(3,234)
Total revenues	150,697	106,525	44,172	545,684	284,681	261,003
Research and development	26,437	28,958	(2,521)	87,013	74,564	12,449
Clinical and regulatory	13,527	13,583	(56)	43,537	31,357	12,180
Marketing, general and administrative	15,977	19,463	(3,486)	56,941	53,919	3,022
Royalty expense	18,051	15,165	2,886	56,531	42,069	14,462
Cost of manufacturing revenue	19,187	3,099	16,088	61,466	4,948	56,518
Discontinuation of small molecule research program	—	—	—	—	6,200	(6,200)
Total operating expenses	93,179	80,268	12,911	305,488	213,057	92,431
Operating income	$57,518	$26,257	$31,261	$240,196	$71,624	$168,572

Three Months Ended September 30, 2006 and 2005

Revenues

Royalty Revenue

Royalty revenue consists primarily of royalty payments earned on the sales of ERBITUX by our partners, BMS and Merck KGaA. Under our agreement with BMS, we are entitled to royalty payments equal to 39% of BMS’s net sales of ERBITUX in the United States and Canada. Under our agreement with Merck KGaA we were entitled to royalty based on a percentage of gross margin of Merck KGaA’s sales of ERBITUX outside the United States and Canada. Beginning in July of 2006, we are entitled to 9.5% of Merck’s KGaA’s net sales outside of the United States and Canada. In the third quarter of 2006, our royalty revenue increased by approximately $32.0 million from the comparable period in 2005 due to an increase in net sales of ERBITUX. In North America, net sales by BMS in the third quarter of 2006 amounted to $174.6 million compared to net sales in the comparable period in 2005 of $107.0 million, an increase of $67.6 million, or 63%. Outside of North America, net sales of ERBITUX by Merck KGaA in the third quarter of 2006 amounted to approximately $110.1 million, an increase of $38.7 million or 54% from the comparable period in 2005.

Future royalty revenue is expected to reflect 39% of BMS’ net sales and 9.5% of Merck KGaA’s net sales.

License Fees and Milestone Revenue

License fees and milestone revenue in the third quarter of 2006 of $34.9 million consists of the recognition of up-front license fees and milestone payments received under the Commercial Agreement with BMS of $34.8 million and recognition of payments received under the development and license agreements with Merck KGaA of $118,000. The increase of $7.8 million, or 29% from the comparable period in 2005, is primarily due to the higher amount of deferred revenue being recognized due to the receipt of the $250 million milestone from BMS in the first quarter of 2006.

License fees and milestone revenue in 2006 will include the continuing amortization, based on the actual clinical development spending, of the $900 million received from BMS. At the anticipated rates of clinical spending for 2006, amortization of milestones for the full year of 2006 should approximate between $240-$250 million.

Manufacturing Revenue

Manufacturing revenue in the third quarter of 2006 of $20.9 million consists of sales of ERBITUX to BMS and Merck KGaA for commercial use. The $10.1 million increase from the comparable period in 2005 primarily reflects higher volume purchases by BMS as well as sales to Merck KGaA. The increase in sales of ERBITUX to our partners for commercial use is directly associated with the increase in in-market sales (as described above under royalty revenue) both in North America and internationally. In accordance with the Commercial Agreement, we sell ERBITUX to BMS at our cost of production plus a 10% markup on bulk. We sell inventory to Merck KGaA at our full absorption cost of production. During the third quarter of 2006, purchases by BMS amounted to approximately $20.3 million and purchases by Merck KGaA amounted to $579,000.

Manufacturing revenue in 2006 will continue to reflect ERBITUX sold to our partners for commercial use.

Collaborative Agreement Revenue

Collaborative agreement revenue consists primarily of reimbursements from our partners BMS and Merck KGaA under our collaborative agreements. There are certain categories for which we receive reimbursement from our partners: clinical and regulatory expenses, the cost of ERBITUX supplied to our partners for use in clinical studies, certain marketing and administrative expenses, and a portion of royalty expense. During the third quarter of 2006, we earned $16.3 million in collaborative agreement revenue, of which approximately $13.4 million represents amounts earned from BMS and approximately $2.9 million represents amounts earned from Merck KGaA, as compared to $22.0 million earned in the comparable period in 2005, of which $10.8 million was earned from BMS and approximately $11.2 million was earned from Merck KGaA. The decrease in collaborative agreement revenue of $5.7 million is principally due to a decrease in clinical materials shipped of approximately $9.1 million, partially offset by an increase in royalty expense reimbursement of approximately $3.6 million as a result of higher sales by our partners.

Collaborative agreement revenue in 2006 will continue to include reimbursements from our corporate partners for: the purchase of ERBITUX for clinical use, certain regulatory, clinical and marketing expenses incurred on related to ERBITUX, and for royalty expense of 4.5% of North American net sales in accordance with the existing terms of the BMS agreement and a low single digit amount from Merck KGaA.

Expenses

Research and Development

Research and development expenses in the third quarter of 2006 of $26.4 million decreased by approximately $2.5 million, or 9% from the comparable period in 2005. The decrease is primarily due to a reduction in clinical material shipped to Merck KGaA of approximately $4.2 million, a decrease in repairs and maintenance of approximately $1.0 million and a decrease in professional services of approximately $900,000, partially offset by  increases in third party costs associated with the development of our non-ERBITUX pipeline of $2.2 million, share based compensation expense of $318,000 and $1.2 million of depreciation expense related to our BB50 manufacturing facility that became operational in June 2006.

Research and development expenses include costs associated with our in-house and collaborative research programs, product and process development expenses, cost to manufacture our product candidates and quality assurance and quality control costs. Research and development includes costs that are reimbursable from our corporate partners. Approximately $3.6 million and $12.7 million of costs representing research and development expenses in the third quarters of 2006 and 2005, respectively, were reimbursable and included under collaborative agreement revenue since they represent inventory supplied to our partners for use in clinical studies.

We expect that research and development expenses will approximate $125 million in 2006, including approximately $2.7 million attributable to share based compensation expense.

Clinical and Regulatory

Clinical and regulatory expenses consist of costs to conduct our clinical studies and associated regulatory activities. Clinical and regulatory expenses in the third quarter of 2006 amounted to $13.5 million, and have remained stable from the comparable period in 2005. Approximately $3.3 million of the costs included in this category for the third quarters of both 2006 and 2005 are reflected as revenues under collaborative agreement revenue since they represent costs that are reimbursable by our corporate partners.

Clinical and regulatory expenses in 2006 are expected to reach approximately $65 - $70 million, including approximately $1.3 million attributable to share based compensation expense.

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

Marketing, general and administrative expenses in the third quarter of 2006 amounted to $16.0 million (including $1.2 million of share based compensation expense) as compared to $19.5 million in the comparable period in 2005, a decrease of $3.5 million or 18%. The decrease in the third quarter of 2006 is principally attributable to a reduction in legal fees and professional services from the comparable period in 2005. Certain expenses in this category are reimbursable from our corporate partners. Approximately $307,000 and $411,000 of costs representing marketing and general expenses in the third quarters of 2006 and 2005, respectively, were reimbursable and included in collaborative agreement revenue.

Marketing, general and administrative expenses should approximate $75 million in 2006, including approximately $5.0 million attributable to share based compensation expense. The increase versus 2005 is principally attributable to increased marketing efforts in support of launching ERBITUX as a second indication and to share based compensation expense.

Royalty Expense

Royalty expense consists of obligations related to certain licensing agreements related to ERBITUX. We are obligated to pay royalties of approximately 9.25% of North American net sales and a single digit royalty on sales outside of North America, which will increase if sales outside of North America consist of ERBITUX produced in the United States. We receive reimbursements from our corporate partners of 4.5% on North American net sales and a single digit percentage on net sales outside of North America, which is reflected in collaborative agreement revenue. In the third quarter of 2006, we incurred royalty expense of $18.1 million as compared to $15.2 million, an increase of $2.9 million, or 19%. The increase is directly associated with the increase in net sales of ERBITUX in North America and outside of North America, as previously described. Approximately $9.1 million and $5.5 million of royalty expense were reimbursable by our corporate partners and included as collaborative agreement revenue in the third quarters of 2006 and 2005, respectively.

Royalty expenses for the remainder of 2006 will consist of approximately 9.25% of North American net sales and a single-digit percentage of international net sales is also expected to be incurred.

Cost of Manufacturing Revenue

Cost of manufacturing revenue in the third quarter of 2006 amounted to $19.2 million representing a gross margin of approximately 8% compared to costs of manufacturing revenue in the comparable period of 2005 of approximately $3.1 million, or a gross margin of 71%. The fluctuation in our gross margin is due to the fact that prior to obtaining approval from the FDA for ERBITUX, we had previously expensed all ERBITUX inventory produced as research and development expense. We began to capitalize in inventory the cost of manufacturing ERBITUX after we received approval in February of 2004. It has taken us two years to sell all inventory that was previously expensed or partially expensed. In the first quarter of 2006, we exhausted the remaining batches of ERBITUX with partial costs and we expect our margins to normalize going forward. We sell ERBITUX to BMS at our costs of production plus a 10% mark-up on bulk and to Merck KGaA at our cost of production. Therefore, depending on certain circumstances, such as the mix of demand from our partners, and the costs of filling and finishing ERBITUX bulk (for which we do not charge a 10% markup when selling to BMS), we expect that our quarterly margins on sales of ERBITUX will reflect a gross margin that will range between 5%-8%.

Interest Income and Interest Expense

Interest income in the third quarter of 2006 amounted to $11.1 million, an increase of approximately $4.0 million or 57% from the comparable period in 2005. This increase is attributable to increases in interest rates from the comparable period in 2005, and an increase in the average balance of our investment portfolio.

Interest expense in the third quarter of 2006 amounted to $3.0 million, an increase of $1.4 million or 89% from the comparable period in 2005. The increase is due to the fact that we finalized construction of our BB50 manufacturing facility in May of 2006, and therefore ceased capitalizing interest on the construction of this facility.

Provision for Income Taxes

The Company’s estimated annual effective income tax rate for 2006 is approximately 14%, excluding the effect of an adjustment recorded in the third quarter of 2006 of approximately $1.8 million, primarily resulting from changes in certain state tax legislation. The resulting effective tax rate for the third quarter of 2006, including such adjustment, is 12.6%. The projected tax rate for 2006 is less than the Federal Statutory rate of 35%, mainly due to the utilization of fully reserved deferred tax assets. These estimated rates exclude the release of a portion of the Company’s tax valuation allowance in the first quarter of 2006.

Net Income

We had net income of $57.3 million or $0.68 per basic common share and $.0.65 per diluted common share in the third quarter of 2006, compared with net income of $31.0 million or $0.37 per basic common share and $0.35 per diluted common share for the comparable period in 2005. The fluctuation in results was due to the factors noted above.

Nine Months Ended September 30, 2006 and 2005

Revenues

Royalty Revenue

Royalty revenue consists primarily of royalty payments earned on the sales of ERBITUX by our partners, BMS and Merck KGaA. Under our agreement with BMS, we are entitled to royalty payments equal to 39% of BMS’s net sales of ERBITUX in the United States and Canada. Under our agreement with Merck KGaA we were entitled to royalty based on a percentage of gross margin of Merck KGaA’s sales of ERBITUX outside the United States and Canada. Beginning in July of 2006, we are entitled to 9.5% of Merck’s KGaA’s net sales outside of the United States and Canada. For the nine months ended September 30, 2006, royalty revenue amounted to $213.5 million, an increase of $88.7 million or 71% from the comparable period in 2005 due to an increase in net sales of ERBITUX. In North America, net sales by BMS for the first nine months of 2006 amounted to $485.0 million compared to net sales in the comparable period in 2005 of $291.9 million, an increase of $193.1 million, or 66%. Outside of North America, net sales of ERBITUX by Merck KGaA in the nine months of 2006 amounted to $302.4 million, an increase of $113.9 million or 60% from the comparable period in 2005.

Future royalty revenue is expected to reflect 39% of BMS’ net sales and 9.5% of Merck KGaA’s net sales.

License Fees and Milestone Revenue

License fees and milestone revenue for the nine months ended September 30, 2006 of $212.8 million consists of the recognition of up-front license fees and milestone payments received under the Commercial Agreement with BMS of $212.6 million and recognition of payments received under the development and license agreements with Merck KGaA of $229,000. The increase of $136.6 million from the comparable period in 2005 is mainly due to the fact that in March 2006, we earned the last milestone payment from BMS of $250 million, as a result of obtaining approval from the FDA for ERBITUX in a second indication. The milestone revenue earned in the first quarter of 2006 therefore includes a “catch-up” adjustment of approximately $112.7 million related to the actual product clinical development costs incurred from inception through December 31, 2005 as a percentage of the estimated total costs to be incurred over the term of the Commercial Agreement. The remaining increase is due primarily to the higher amount of deferred revenue being recognized during the nine months ended September 30, 2006, as a result of the receipt of the $250 million milestone discussed above.

License fees and milestone revenue in 2006 will include the continuing amortization, based on the clinical development spending, of the $900 million received from BMS. At the anticipated rates of clinical spend for 2006, amortization of milestones for the full year of 2006 should approximate between $240-$250 million.

Manufacturing Revenue

Manufacturing revenue for the nine months ended September 30, 2006 of $68.6 million consists of sales of ERBITUX to BMS and Merck KGaA for commercial use. The increase from the comparable period in 2005 of $38.9 million is due to an increase in sales to BMS of approximately $34.9 million and sales to Merck KGaA of $4.1 million. The increase in sales of ERBITUX to our partners for commercial use is directly associated with the increase in in-market sales (as described above under royalty revenue) both in North America and internationally. In accordance with the Commercial Agreement, we sell ERBITUX to BMS at our cost of production plus a 10% markup on bulk. We sell bulk inventory to Merck KGaA at our full absorption cost of production. During the nine months ended September 30, 2006, purchases by BMS amounted to approximately $64.5 million and purchases by Merck KGaA amounted to approximately $4.1 million.

Manufacturing revenue in 2006 will continue to reflect ERBITUX sold to our partners for commercial use.

Collaborative Agreement Revenue

Collaborative agreement revenue consists primarily of reimbursements from our partners BMS and Merck KGaA under our collaborative agreements. There are certain categories for which we receive reimbursement from our partners: clinical and regulatory expenses, the cost of ERBITUX supplied to our partners for use in clinical studies, certain marketing and administrative expenses, and a portion of royalty expense. During the nine months ended September 30, 2006, we earned $50.8 million in collaborative agreement revenue, of which approximately $38.4 million represents amounts earned from BMS and approximately $12.4 million represents amounts earned from Merck KGaA, as compared to $54.0 million earned in the comparable period in 2005, of which $31.9 million was earned from BMS and approximately $22.1 million was earned from Merck KGaA. The decrease in collaborative agreement revenue of $3.2 million is principally due to a decrease in reimbursement for clinical drugs of approximately $12.7 million and in the reimbursement of clinical and marketing, general and administrative expenses of approximately $2.4 million, offset by an increase in reimbursement for royalty expense of $11.9 million, as a result of higher sales by our partners.

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

Expenses

Research and Development

Research and development expenses for the nine months ended September 30, 2006 of $87.0 million increased by approximately $12.4 million or 17% from the comparable period in 2005. The increase is primarily due to an increase in third party costs associated with the development of our non-ERBITUX pipeline of approximately $10.1 million, an increase in shipments of ERBITUX sold to our partners for clinical studies of approximately $1.0 million, an increase in shared based compensation of approximately $1.3 million, and an increase in depreciation expense of $3.6 million, related to our BB50 manufacturing facility that became operational in June 2006. These increases were partially offset by decreases in several categories such as repair and maintenance and professional services. Research and development expenses include costs associated with our in-house and collaborative research programs, product and process development expenses, cost to manufacture our product candidates and quality assurance and quality control costs. Research and development includes costs that are reimbursable from our corporate partners. Approximately $13.5 million and $26.2 million of costs representing research and development expenses in the first nine months of 2006 and 2005, respectively, were reimbursable and included under collaborative agreement revenue since they represent inventory supplied to our partners for use in clinical studies.

We expect that research and development expenses will approximate $125 million in 2006, including approximately $2.7 million attributable to share based compensation expense.

Clinical and Regulatory

Clinical and regulatory expenses consist of costs to conduct our clinical studies and associated regulatory activities. Clinical and regulatory expenses for the nine months ended September 30, 2006 amounted to $43.5 million, an increase of $12.2 million or 39% from the comparable period in 2005. The increase is primarily due to an increase of $6.1 million due BMS for reimbursement of clinical expenses related to ERBITUX, increases in professional services related to ERBITUX and non-ERBITUX clinical trials of approximately $3.3 million and an increase in salaries and benefits of approximately $2.2 million, which includes approximately $948,000 of share based compensation expense. Approximately $9.4 million and $11.3 million of the costs included in this category for the first nine months of 2006 and 2005, respectively, are reflected as revenues under collaborative agreement revenue since they represent costs that are reimbursable by our corporate partners.

Clinical and regulatory expenses in 2006 are expected to reach approximately $65 - $70 million, including approximately $1.3 million attributable to share based compensation expense.

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

Marketing, general and administrative expenses for the nine months ended September 30, 2006 amounted to $56.9 million, an increase of $3.0 million or 6% from the comparable period in 2005. The increase is mainly due to an increase of $3.6 million in shared based compensation expense, an increase in bonus to the field force of $2.4 million, which is directly correlated to the increase in ERBITUX in-market net sales and an increase in marketing expenses associated with the launch of ERBITUX for use in head and neck cancer (approved by the FDA in March 2006) of approximately $1.2 million. These increases are partially offset by decreases in consulting and legal services of approximately $2.9 million as well as smaller decreases in various other categories. Certain expenses in this category are reimbursable from our corporate partners. Approximately $957,000 and $1.5 million of costs representing marketing and general expenses for the nine months ended September 30, 2006 and 2005, respectively, were reimbursable and included in collaborative agreement revenue.

Marketing, general and administrative expenses should approximate $75 million in 2006, including approximately $5.0 million attributable to share based compensation expense. The increase versus 2005 is principally attributable to increased marketing efforts in support of launching ERBITUX as a second indication and to share based compensation expense.

Royalty Expense

Royalty expense consists of obligations related to certain licensing agreements related to ERBITUX. We are obligated to pay royalties of approximately 9.25% of North American net sales and a single digit royalty on sales outside of North America, which will increase if sales outside of North America consist of ERBITUX produced in the United States. We receive reimbursements from our corporate partners of 4.5% on North American net sales and a single digit percentage on net sales outside of North America, which is reflected in collaborative agreement revenue. During the nine months ended September 30, 2006, we incurred royalty expense of $56.5 million as compared to $42.1 million, an increase of $14.5 million, or 34%. The increase is directly associated with the increase in net sales of ERBITUX in North America and outside of North America, as previously described. Approximately $26.9 million and $15.0 million of royalty expense was reimbursable by our corporate partners and included as collaborative agreement revenue in the first nine months of 2006 and 2005, respectively.

Royalty expenses for the remainder of 2006 will consist of approximately 9.25% of North American in-market net sales and a single-digit percentage of international net sales is also expected to be incurred.

Cost of Manufacturing Revenue

Cost of manufacturing revenue for the nine months ended September 30, 2006 amounted to $61.5 million representing a gross margin of approximately 10% compared to costs of manufacturing revenue in the comparable period of 2005 of approximately $4.9 million, or a gross margin of 83%. The fluctuation in our gross margin is due to the fact that prior to obtaining approval from the FDA for ERBITUX, we had previously expensed all ERBITUX inventory produced as research and development. We began to capitalize in inventory the cost of manufacturing ERBITUX after we received approval in February of 2004. It has taken us two years to sell all inventory that was previously expensed or partially expensed. In the first quarter of 2006, we exhausted the remaining batches of ERBITUX with partial costs and we expect our margins to normalize going forward. We sell ERBITUX to BMS at our costs of production plus a 10% mark-up on bulk and to Merck KGaA at our cost of production. Therefore, depending on certain circumstance such as the mix of demand from our partners, and the costs of filling and finishing ERBITUX bulk (for which we do not charge a 10% markup when selling to BMS), we expect that our quarterly margins on sales of ERBITUX will reflect a gross margin that will range between 5%-8%.

Interest Income and Interest Expense

Interest income for the nine months ended September 30, 2006 amounted to $28.4 million, an increase of approximately $7.9 million or 38% from the comparable period in 2005. This increase is attributable to increases in interest rates from the comparable period in 2005, and an increase in the average balance of our investment portfolio.

Interest expense for the nine months ended September 30, 2006 amounted to $6.4 million, an increase of approximately $1.3 million or 25% from the comparable period in 2005. The increase is due to the fact that we finalized construction of our BB50 manufacturing facility in May of 2006, and therefore, ceased capitalizing interest on the construction of this facility.

Provision for Income Taxes

The Company’s estimated annual effective income tax rate for 2006 is approximately 14%, excluding the effect of an adjustment recorded in the third quarter of 2006 of approximately $1.8 million, primarily resulting from changes in certain state tax legislation. The resulting effective tax rate for the nine months of 2006, including such adjustment, is 14.4%. These estimated rates also exclude the release of a portion of the Company’s tax valuation allowance in the first quarter of 2006 discussed below. The projected tax rate for 2006 is less than the federal statutory rate of 35%, mainly due to the utilization of fully reserved deferred tax assets.

In the first quarter of 2006, the Company released a portion of its valuation allowance against our total deferred tax assets because we determined, based on revised expectations of our projected future earnings, that it is more likely than not that we will realize the benefit of these deferred tax assets, which amounted to approximately $99.5 million. Our conclusion to release a portion of our valuation allowance against our deferred tax assets is supported by several events that transpired during the first quarter of 2006. In addition to obtaining approval from the FDA for ERBITUX in a second indication in

March of 2006, the in-market sales for ERBITUX during this period exceeded our expectations and continued to show strong growth in the marketplace. Most importantly, a potential competitor released certain clinical data on their competing product, which gave us the ability to further understand the competitive threats posed by this potential product. Therefore, our decision is supported by a combination of better than expected in-market sales that we believe will be sustainable in the future coupled with the ability to further refine our future financial projections and assumptions related to our competition. The financial projections supporting our conclusion to release a portion of our valuation allowance contain significant assumptions based on current facts about our market share and our competitive landscape. If such assumptions were to differ significantly, it may have a material impact on our ability to realize our deferred tax assets.

Net Income

We had net income of $324.1 million or $3.86 per basic common share and $3.58 per diluted common share for the nine months ended September 30, 2006, compared with net income of $85.8 million or $1.03 per basic common share and $0.98 per diluted common share for the comparable period in 2005. The fluctuation in results was due to the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, our principal sources of liquidity consisted of cash and cash equivalents and securities available for sale of approximately $991.5 million. Historically, we have financed our operations through a variety of sources, most significantly through the issuance of public and private equity and convertible notes, license fees and milestone payments and reimbursements from our corporate partners. Since the approval of ERBITUX on February 12, 2004, we began to generate royalty revenue and manufacturing revenue from the commercial sale of ERBITUX by our corporate partners and we have generated income from operations in 2004, 2005 and in the first nine months of 2006. As we continue to generate income, our cash flows from operating activities are expected to continue as a source to fund our operations.

SUMMARY OF CASH FLOWS

	Nine Months Ended September 30,
	2006	2005	Variance
Cash provided by (used) in:
Operating activities	$186,422	$(67,524)	$253,946
Investing activities	(261,485)	(19,230)	(242,255)
Financing activities	86,968	14,096	72,872
Net increase (decrease) in cash and cash equivalents	$11,905	$(72,658)	$84,563

Historically our cash flows from operating activities have fluctuated significantly due to the nature of our operations and the timing of our cash receipts. During the first nine months of 2006, we generated approximately $186.4 million in cash from operating activities, as compared to net cash used in operating activities in the comparable period of 2005 of $67.5 million. The increase in operating cash flows in the first nine months of 2006 is primarily due to the receipt of $250 million milestone payment from our corporate partner BMS, as a result of obtaining approval from the FDA for ERBITUX in a second indication, partly offset by a payment to the IRS of approximately $31.7 million for withholding taxes related to an employment tax audit for the years 1999-2001. In addition, as previously noted, in June of 2006, we began to operate suite 1 of our BB50 facility and during the third quarter of 2006, we spent approximately $28 million of operating cash flows to manufacture ERBITUX inventory at BB50. Such inventory is currently being classified in the Company’s Balance Sheet as long term inventory, as we expect to obtain approval for BB50 at the end of 2007.

Our primary sources and uses of cash from investing activities consist of purchases and sales activity in our investment portfolio, which we manage based on our liquidity needs, possible business development transactions and amounts used for capital expenditures. During the first nine months of 2006, we used net cash from investing activities of $261.5 million comprised of approximately $41.1 million in acquisition of fixed assets, and we made net purchases of securities of approximately $220.4 million by investing the majority of the milestone payment received from BMS at the end of the first quarter of 2006.

We generated net cash flows from financing activities in the first nine months of 2006 of approximately $87.0 million as compared to $14.1 million in the comparable period of 2005. Cash flows from financing activities were generated from employees exercising stock options and from the issuance of common stock under our employee stock purchase plan. In addition, this category reflects the benefit of equity net operating losses that will be taken as a reduction in our tax liability on our tax return and therefore, saving us cash by reducing our federal and state taxes due.

Below is a table that presents our contractual obligations and commercial commitments as of September 30, 2006: (in thousands)

	Payments due by Year(1)
	Total	2006	2007	2008	2009	2010	2011 and Thereafter
Long-term debt(2)	$600,000	$—	$—	$—	$—	$—	$600,000
Interest on long-term debt	147,469	4,125	8,250	8,250	8,250	8,250	110,344
Operating leases	67,215	1,081	5,411	4,253	4,281	4,174	48,015
Purchase obligations	9,678	9,678	—	—	—	—	—
Contract services obligations	16,560	6,480	4,140	1,350	1,620	2,970	—
Total contractual cash obligations	$840,922	$21,364	$17,801	$13,853	$14,151	$15,394	$758,359

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

The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of September 30, 2006: (in thousands, except interest rates)

	2006	2007	2008	2009	2010	2011 and Thereafter	Total	Fair Value
Fixed Rate	$60,000	$212,400	$100,000	$55,000	$20,000	$—	$447,400	$441,171
Average Interest Rate	3.01%	3.51%	3.86%	4.33%	4.54%	—	3.67%
Variable Rate(1)	—	—	1,802	—	10,000	523,279	535,081	535,001
Average Interest Rate	—	—	4.85%	—	4.00%	5.32%	5.29%
	$60,000	$212,400	$101,802	$55,000	$30,000	$523,279	$982,481	$976,172

(1)          These holdings primarily consist of U.S. corporate and foreign corporate floating rate notes. Interest on the securities is adjusted monthly, quarterly or semi-annually, depending on the instrument, using prevailing interest rates. We believe these holdings are highly liquid and we consider the potential for loss of principal to be minimal.

Our outstanding 1 3/8% fixed rate convertible senior notes in the principal amount of $600,000,000 due May 15, 2024 are convertible into our common stock at a conversion price of $94.69 per share, subject to certain restrictions as outlined in the indenture agreement. The fair value of fixed interest rate instruments is affected by changes in interest rates and in the case of the convertible notes by changes in the price of our common stock as well. The fair value of the convertible senior notes was approximately $529,500,000 at September 30, 2006.

Item 4.                        Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Executive Committee of the Board, Chairman and Senior Vice President, Finance, has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on such evaluation, our Executive Committee of the Board, Chairman and Senior Vice President, Finance, have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information that we are required to disclose in the reports that we file or submit under the Exchange Act.

Changes In Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

B.   Intellectual Property Litigation

As previously reported, on October 28, 2003, a complaint was filed by Yeda Research and Development Company Ltd. (“Yeda”) against ImClone Systems and Aventis Pharmaceuticals, Inc. in the U.S. District Court for the Southern District of New York (03 CV 8484). This action did not seek damages, but rather alleged that three individuals associated with Yeda should also be named as co-inventors on U.S. Patent No. 6,217,866. On June 7, 2005, Yeda amended its U.S. complaint to seek sole inventorship of the subject patent. On November 4, 2005, the Court denied the Company’s motion for summary judgment with respect to this matter, as filed with the Court on June 24, 2005. At the same time, the Court granted summary judgment to Yeda dismissing two of ImClone’s affirmative defenses. A bench trial on the merits of Yeda’s complaint was held between June 5, 2006 and June 22, 2006. On September 18, 2006, the Court ruled in favor of Yeda by awarding it sole inventorship rights to the patent. ImClone Systems then appealed the Court’s decision to the Court of Appeals for the Federal Circuit. The appeal was docketed on October 5, 2006 (as No. 2007-1012), and is in its early stages. The Company plans to vigorously pursue this appeal. On September 20, 2006, subsequent to the Court’s inventorship decision, the Company also filed an action (06 CV 7190) against Yeda in the U.S. District Court for the Southern District of New York seeking a declaratory judgment that the patent is invalid due to the removal of the originally named inventors. On October 31, 2006, Yeda filed an answer and counterclaim to the Company’s declaratory judgment in which Yeda seeks restitution and orders the Company to license the patent and pay it royalties. As previously reported, on March 25, 2004, an action was filed in the United Kingdom Patent Office entitled Referrer’s Statement requesting transfer of co-ownership and amendment of patent EP (UK) 0 667 165 to add three Yeda employees as inventors. Also on March 25, 2004, a German action entitled Legal Action was filed in the Munich District Court I, Patent Litigation Division, seeking to add three Yeda employees as inventors on patent EP (DE) 0 667 165. The Company was not named as a party in these actions which relate to the European equivalent of U.S. Patent No. 6,217,866 discussed above. Accordingly, the Company intervened in the U.K. and German actions. Yeda sought to amend its pleadings in the United Kingdom and Germany to seek sole inventorship. Following hearings, both the U.K. and German courts held that Yeda was not entitled to amend its pleadings. In the U.K., Yeda has sought leave from the House of Lords to appeal the High Court’s decision. The House of Lords has not yet decided whether they will grant Yeda leave to appeal. In Germany, Yeda has appealed the lower court’s decision to the Higher Regional Court of Munich, which has yet commented on Yeda’s appeal. Additionally, on or about March 25, 2005 and March 29, 2005, respectively, Yeda filed legal actions in Austria and France against both Aventis and ImClone Systems seeking full inventorship of EP (AU) 0 667 165 and EP (FR) 0 667 165, as well as payment of legal costs and fees. The Company is vigorously defending against claims asserted in these actions. The Company is unable to predict the outcome of these actions at the present time.

As previously reported, on May 4, 2004, a complaint was filed against the Company by Massachusetts Institute of Technology (“MIT”) and Repligen Corporation (“Repligen”) in the U.S. District Court for the District of Massachusetts (04-10884 RGS). This action alleges that ERBITUX infringes U.S. Patent No. 4,663,281, which is owned by MIT and exclusively licensed to Repligen and that the Company should therefore pay damages. On July 28, 2006, the Court denied the Company’s motion for summary judgment seeking to dismiss all claims on the basis that the patent rights at issue were exhausted as a matter of law and granted MIT and Repligen’s cross motion that their patent rights were not exhausted. On September 26, 2006, a hearing was held in response to a Motion for Sanctions filed by Repligen, which alleged that Kenyon & Kenyon representing ImClone Systems and the Company acted improperly during and after the deposition of one of Repligen’s potential witnesses. The Court has not ruled on the motion.

Upon a ruling by the Court, which we cannot predict, the case will now proceed to trial on the merits of the Company’s other defenses. The Company is vigorously defending against claims asserted in this action. The Company is unable to predict the outcome of this action at the present time.

No reserve has been established in the financial statements for any of the Yeda or MIT and Repligen actions because the Company does not believe that such a reserve is required to be established at this time under Statement of Financial Accounting Standards No. 5.

As previously disclosed, the Company is developing a fully human monoclonal antibody, referred to as IMC-11F8. The Company believes it has the right to do so under its existing development and license agreement with Merck KGaA. However, Merck KGaA had advised the Company that it believed that IMC-11F8 was covered under the development and license agreement with Merck KGaA and that it could therefore have the exclusive rights to market IMC-11F8 outside the United States and Canada and co-exclusive development rights in Japan, for which it would pay the same royalty as it pays for ERBITUX. See “Corporate Collaborations—Collaborations with Merck KGaA”. In agreement with Merck KGaA, the Company submitted this dispute to binding arbitration through an expedited process outside of the provisions of the development and license agreement. Merck KGaA subsequently took the position that the expedited arbitration provision was no longer valid and the Company sued Merck KGaA in federal court in the Southern District of New York to either enforce the arbitration provision previously agreed to or to have the court decide the question of whether IMC-11F8 is or is not covered under the development and license agreement with Merck KGaA. On November 29, 2005, the Court granted the Company’s motion to enforce the expedited arbitration provision previously agreed to, and subsequently appointed a new arbitrator to hear and decide this dispute. On March 31, 2006, the arbitrator decided the matter in favor of the Company, finding that Merck KGaA had no rights to IMC-11F8. That decision is binding and unappealable pursuant to the parties’ arbitration agreement and the parties have subsequently confirmed the arbitration award.

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

Litigations or arbitrations to which we are currently, or have been in the past, subjected relate to, among other things, our patent and other intellectual property rights, licensing arrangements with other persons and those other claims more fully described under “Part II—Item 1. Legal Proceedings”, including an action brought by Yeda Research and Development Company Ltd. (“Yeda”) in the U.S. District Court for the Southern District of New York alleging that three individuals associated with Yeda be named as sole or co-inventors on U.S. Patent No. 6,217,866 relating to the therapeutic use of EGFR antibodies, which is now on appeal. Related actions are currently pending in the United Kingdom, Germany, France and Austria.

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

Supplemental Risks Relating to Our Business and Other Matters

The recent changes in the composition of our Board of Directors together with the additional changes anticipated following our next annual meeting may result in a “change of control” in the future under certain of our employee benefit plans, which may adversely affect our business.

The recent change in the composition of our Board of Directors, and the additional changes anticipated following our next annual meeting, together may result in a change of control in the future for purposes of certain severance and compensation arrangements entered into by the Company. As a result, covered employees may become eligible for additional compensation if their employment is terminated without cause or if they leave the Company for good reason (as defined in the relevant agreements and plan documents) following such change of control. In addition, under certain circumstances, covered employees’ equity awards may also vest in full. If this occurs, we may bear additional expenditures to retain or replace the services of covered employees.

ERBITUX now faces direct competition, which will likely hurt its marketability.

During the third quarter of 2006, the FDA approved the drug Vectibix™ (panitumumab), which is manufactured by Amgen, a major pharmaceutical company that has considerably greater financial, research, clinical, regulatory, manufacturing, and marketing resources than we do. Vectibix™ competes directly with ERBITUX in one of the four indications for which ERBITUX has been approved and the addition of this direct competitor’s drug may hurt the marketability of ERBITUX.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.                        Defaults upon Senior Securities

Not applicable

Item 4.                        Submission of Matters to a Vote of Security Holders

(a)          The Company held its annual meeting of stockholders on September 20, 2006 (the “Annual Meeting”).

(b)         No response is required to Paragraph (b) because (i) proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended; (ii) there was no solicitation in opposition to those nominees listed in the proxy statement; and (iii) all such nominees were elected.

(c)          Each of the matters voted upon at the Annual Meeting were approved by the margins set forth below.

(i)             Proposal to approve nominees for the Board of Directors:

Name	In Favor	Withheld
Andrew G. Bodnar	67,519,289	11,858,961
William W. Crouse	65,472,234	13,906,016
Alexander J. Denner	77,293,361	2,084,889
Vincent T. DeVita, Jr.	67,415,993	11,962,257
John A. Fazio	67,677,221	11,701,029
Joseph L. Fischer	67,095,619	12,282,631
Carl C. Icahn	76,445,505	2,932,745
David M. Kies	64,612,576	14,765,674
William R. Miller	73,981,463	5,396,787
Richard C. Mulligan	77,636,305	1,741,945
David Sidransky	73,883,027	5,495,223
Charles Woler	77,646,334	1,731,916

(ii)         Proposal to ratify the appointment of KPMG LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006:

FOR	70,031,199
AGAINST	538,162
ABSTAIN	8,808,889
BROKER NON-VOTE	0

(iii)     Proposal for approval of the ImClone Systems Incorporated 2006 Stock Incentive Plan:

FOR	42,853,330
AGAINST	21,073,376
ABSTAIN	119,908
BROKER NON-VOTE	15,331,636

In addition, on September 28, 2006, Carl C. Icahn, Alexander J. Denner, Barberry Corp. and High River Limited Partnership (the “Soliciting Persons”) filed a preliminary consent solicitation statement with the Securities and Exchange Commission to commence a solicitation of written consents to effect proposals to remove certain of our directors and appoint Peter S. Liebert, M.D.

to fill one of the vacancies that would be created if such directors were removed. On October 25, 2006, as discussed under “—Overview” included in Item 2, the Soliciting Persons withdrew their consent solicitation.

Item 5.                        Other Information

Not applicable

Item 6.                        Exhibits

Exhibit No.	Description	Incorporated by Reference
3.1	Certificate of Incorporation, as amended through December 31, 1998	(D)(3.1)
3.2	Amendment dated June 4, 1999 to the Company’s Certificate of Incorporation, as amended	(H)(3.1A)
3.3	Amendment dated June 12, 2000 to the Company’s Certificate of Incorporation, as amended	(K)(3.1A)
3.4	Amendment dated August 9, 2002 to the Company’s Certificate of Incorporation, as amended	(Q)(3.1C)
3.5	Amended and Restated By-Laws of the Company	(Z)(3.1)
4.1	Rights Agreement dated as of February 15, 2002 between the Company and EquiServe Trust Company, N.A., as Rights Agent, as amended May 4, 2006	(JJ)(EX-1, EX-2)
4.2	Stockholder Agreement, dated as of September 19, 2001, among Bristol-Myers Squibb Company, Bristol-Myers Squibb Biologics Company and the Company	(L)(99.D2)
4.3	Indenture dated as of May 7, 2004 by and between the Company and The Bank of New York, as Trustee and Form of 1 3/8% Convertible Notes Due 2024	(KK)(4.5)
4.4	Registration Rights Agreement dated as of May 7, 2004 by and between the Company, as Issuer, and Morgan Stanley & Co., Incorporated and UBS Securities LLC, as the Initial Purchasers	(KK)(4.6)
10.1	1996 Incentive Stock Option Plan, as amended	(O)(99.1)
10.2	1996 Non-Qualified Stock Option Plan, as amended	(O)(99.2)
10.3	ImClone Systems Incorporated 1998 Non-Qualified Stock Option Plan, as amended	(O)(99.3)
10.4	ImClone Systems Incorporated 2002 Stock Option Plan	(Q)(99.8)
10.5	ImClone Systems Incorporated 1998 Employee Stock Purchase Plan	(I)(99.4)
10.6	Option Agreement, dated as of September 1, 1998, between the Company and Ron Martell	(F)(99.3)
10.7	License Agreement between the Company and the Regents of the University of California dated April 9, 1993	(B)(10.48)
10.8	License Agreement between the Company and Rhone-Poulenc Rorer dated June 13, 1994	(C)(10.56)
10.9	Development and License Agreement between the Company and Merck KGaA dated December 14, 1998	(E)(10.70)
10.10	Lease Agreement dated as of December 15, 1998 for the Company’s premises at 180 Varick Street, New York, New York	(G)(10.69)
10.11	Amendment dated March 2, 1999 to Development and License Agreement between the Company and Merck KGaA	(G)(10.71)

10.12	Acquisition Agreement dated as of September 19, 2001, among the Company, Bristol-Myers Squibb Company and Bristol-Myers Squibb Biologics Company	(L)(99.D1)
10.13	Development, Promotion, Distribution and Supply Agreement, dated as of September 19, 2001, among the Company, Bristol-Myers Squibb Company and E.R. Squibb & Sons, L.L.C	(L)(99.D3)
10.14	Employment Agreement, dated as of March 19, 2004, between the Company and Daniel S. Lynch	(U)(10.1)
10.15	Agreement of Sublease dated October 5, 2001, by and between 325 Spring Street LLC and the Company	(O)(10.86)
10.16	Promissory Note in the principal amount of $10,000,000, dated October 5, 2001, executed by 325 Spring Street LLC in favor of the Company	(O)(10.86.1)
10.17	Amendment No. 1 to Development, Promotion, Distribution and Supply Agreement, dated as of March 5, 2002, among the Company, Bristol-Myers Squibb Company and E.R. Squibb & Sons, L.L.C	(N)(99.2)
10.18	Amendment, dated as of August 16, 2001 to the Development and License Agreement between the Company and Merck KGaA	(P)(10.88)
10.19	Agreement of Sale and Purchase between Building Associates, LP and ImClone Systems Incorporated pertaining to 33 Chubb Way, Branchburg, New Jersey executed as of March 1, 2002	(Q)(10.92)
10.20

Target Price Contract, dated as of July 15, 2002, between ImClone Systems Incorporated and Kvaerner Process, a division of Kvaerner U.S. Inc., for the Architectural, Engineering, Procurement Assistance, Construction Management and Validation of a Commercial Manufacturing Project in Branchburg, New Jersey

(R)(10.93)
10.21	Modifications Agreement dated as of December 15, 2000 by an between 180 Varick Street Corporation and the Company	(S)(10.94)
10.22	Amendment Number 4 to the Company’s lease at 180 Varick Street dated August 13, 2004 by and between 180 Varick Street Corporation and the Company	(V)(10.28)
10.23	ImClone Systems Incorporated Annual Incentive Plan	(T)(A.C)
10.24	Supply Agreement between the Company and Lonza Biologics PLC dated March 17, 2005	(Y)(10.30)
10.25	ImClone Systems Incorporated Senior Executive Severance Plan	(W)(10.29)
10.26	ImClone Systems Incorporated Change in Control Plan, as amended	(FF)(10.32)
10.27	Terms of inducement stock option grants to Drs. Philip Frost and Eric Rowinsky on March 1, 2005 and February 21, 2005, respectively, as approved by the Compensation Committee of Board of Directors	(AA)
10.28	Collaboration and License Agreement between the Company and UCB S.A. dated August 15, 2005. Confidential Treatment has been requested for a portion of this Exhibit	(CC)(10.35)
10.29	Approval by Board of Directors of certain compensation related matters and Company stock repurchase program	(BB)
10.30	ImClone Systems Incorporated 2005 Inducement Stock Option Plan	(DD)(10.1)
10.31	Terms of accelerated Company stock options and form of lock-up agreement	(EE)(10.1)
10.32	ImClone Systems Incorporated 2006-2008 Retention Plan	(GG)(10.1)
10.33	ImClone Systems Incorporated Transition Severance Plan	(FF)(10.40)

10.34

Approval by the Compensation Committee of Board of Directors of performance criteria for executive officer cash bonus awards under the Company’s Annual Incentive Plan for the year ended December 31, 2006, together with maximum permitted bonuses under the plan

(HH)
10.35	Letter Agreement, dated March 21, 2006, by and between Joseph L. Fischer and ImClone Systems Incorporated	(II)(10.42)
10.36	Letter Agreement, dated August 23, 2006, by and between Joseph L. Fischer and ImClone Systems Incorporated	(LL)(99.1)
10.37	Letter Agreement, dated October 24, 2006, by and between Joseph L. Fischer and ImClone Systems Incorporated	(MM)(99.1)
10.38**

Settlement Agreement, dated July 19, 2006, by and between ImClone Systems Incorporated and Merck KGaA, including an amendment to the Development and License Agreement between the Company and Merck KGaA, as amended

31.1*	Certification of the Company’s Executive Committee of the Board pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Company’s Senior Vice President of Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of the Company’s Executive Committee of the Board and Senior Vice President of Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                                 Filed herewith.

**                          Filed herewith. Confidential Treament has been requested for a portion of this exhibit.

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

(GG)        Previously filed with the Commission; incorporated by reference to the Company’s Current Report on Form 8-K dated January 23, 2006.

(HH)        Previously filed with the Commission, incorporated by reference to the Company’s Current Report on Form 8-K dated March 22, 2006.

(II)                    Previously filed with the Commission, incorporated by reference to the Company’s Current Report on Form 10-K/A dated May 1, 2006.

(JJ)                  Previously filed with the Commission, incorporated by reference to The Company’s Current Report on Form 8-A/A dated May 4, 2006.

(KK)          Previously filed with the Commission; incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(LL)              Previously filed with the Commission, incorporated by reference to the Company’s Current Report on Form 8-K dated August 24, 2006.

(MM)      Previously filed with the Commission, incorporated by reference to the Company’s Current Report on Form 8-K dated October 25, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMCLONE SYSTEMS INCORPORATED (Registrant)
	By:	/s/ ALEXANDER J. DENNER
Alexander J. Denner
Executive Committee of the Board, Chairman
Date: November 9, 2006
	By:	/s/ ANA I. STANCIC
Ana I. Stancic
Senior Vice President, Finance
Date: November 9, 2006