Form 10-K
period 2006-12-31
IMCLONE SYSTEMS INC
filed 2007-03-01
CIK 765258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
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

Common stock, par value $0.001 and the associated preferred stock purchase rights.

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

Large Accelerated Filer  ☒         Accelerated Filer  ☐         Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant as of June 30, 2006 was $3,195,312,505.

Number of shares of Common Stock; par value $0.001, as of February 23, 2007: 85,234,361

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered in connection with its 2007 Annual Meeting of Stockholders are incorporated by reference in Parts II and III of this report.

IMCLONE SYSTEMS INCORPORATED

2006 Annual Report on Form 10-K

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

Important factors that may cause actual results to differ materially from forward-looking statements include, but are not limited to, risks and uncertainties associated with the development of market demand for, and continued market acceptance of, ERBITUX® (cetuximab); fluctuations in our royalty, collaborative agreement and manufacturing revenues; our dependence on Bristol-Myers Squibb and Merck KGaA to co-promote, market and sell ERBITUX; our ability to compete effectively with other pharmaceutical and biotechnological companies and products; obtaining and maintaining regulatory approval for our compounds and complying with other governmental regulations applicable to our business; obtaining adequate reimbursement from third-party payers; expending resources on, and completing pre-clinical and clinical studies of, our compounds that demonstrate such compounds’ safety and efficacy; difficulties or delays in product manufacturing and finishing, and the receipt of raw materials, that may cause shortfalls in the supply of ERBITUX or our product candidates; pressure to lower the price of ERBITUX because of new and/or proposed federal legislation or competition; the importation of products from overseas; attracting and retaining key personnel; changes in law or the United States Food and Drug Administration policy that expose us to competition from “generic” or “follow-on” versions of our products; protecting our proprietary rights and obtaining patent protection for new discoveries; commercial limitations imposed by patents owned or controlled by third-parties; the use of hazardous materials in our operations; our exposure to material product liability claims that could prevent or interfere with the commercialization of products; legal costs and the duration and outcome of legal proceedings and investigations; provisions of Delaware law, our charter, bylaws and stockholder rights plan that could hinder, delay or prevent changes in our control; volatility in our stock price; compliance with covenants in the indenture for our convertible notes and with the terms of other contractual obligations; and those other factors set forth in this report in Item 1- “Business,” Item 1A- “Risk Factors” and Item 7- “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company assumes no obligation to update and supplement any forward-looking statements that may become untrue because of subsequent events whether as a result of new information, future events or otherwise.

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

Our commercially available product, ERBITUX® (cetuximab), is a first-of-its-kind antibody approved by the United States Food and Drug Administration (“FDA”) on February 12, 2004 for use in combination with irinotecan in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are refractory to irinotecan-based chemotherapy and for use as a single agent in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are intolerant to irinotecan-based chemotherapy. On March 1, 2006, the FDA approved ERBITUX for use in combination with radiation therapy for the treatment of locally or regionally advanced squamous cell carcinoma of the head and neck (“SCCHN”) and as a single agent in recurrent or metastatic SCCHN where prior platinum-based chemotherapy has failed. Please see full prescribing information, available at www.ERBITUX.com, for important safety information relating to ERBITUX, including boxed warnings. ERBITUX binds specifically to the epidermal growth factor receptor (EGFR; also referred to as HER1 and c-ErbB-1) on both normal and tumor cells, and competitively inhibits the binding of the epidermal growth factor (EGF) and other growth stimulatory ligands, such as transforming growth factor-alpha. The EGFR is constitutively expressed in many normal epithelial tissues, including the skin and hair follicle. Expression of EGFR is also detected in many human cancers, particularly carcinomas, including those of the head and neck, colon and rectum, pancreas, stomach, lung, and breast. We are conducting, and in some cases have completed, clinical studies evaluating ERBITUX for broader use in colorectal and head and neck cancers, lung and pancreatic cancers, as well as other potential indications.

In September 2005, Health Canada approved ERBITUX for use in combination with irinotecan for the treatment of EGFR-expressing metastatic colorectal carcinoma in patients who are refractory to other irinotecan-based chemotherapy regimens and for use as a single agent for the treatment of EGFR expressing, metastatic colorectal carcinoma in patients who are intolerant to irinotecan-based chemotherapy. However, ERBITUX is not currently being actively promoted in Canada.

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

In February 2007, an application was submitted with the Japanese Pharmaceuticals and Medical Devices Agency for the use of ERBITUX in treating patients with advanced colorectal cancer. ERBITUX is the first IgG1 monoclonal antibody that inhibits EGFR to be submitted for marketing authorization in Japan.

We co-promote and otherwise support the sale of ERBITUX in North America together with our development, promotion and distribution partner Bristol-Myers Squibb Company (“BMS”) through its wholly-owned subsidiary E.R. Squibb & Sons, L.L.C. (“E.R. Squibb”). We manufacture ERBITUX for clinical studies and for commercial sales. According to our agreements with BMS and Merck KGaA, each is obligated to pay us certain royalties on their sales of ERBITUX.

In addition to achieving approval in the above indications, we also have undertaken a comprehensive clinical development program to evaluate the broader use of ERBITUX in colorectal cancer, including three Phase III randomized studies known as EMR-013 (also known as CRYSTAL; first-line metastatic setting), BMS-006 (also known as EPIC; second-line metastatic setting) and BMS-025 (refractory metastatic setting). We have reported topline results for these randomized studies. The first-line metastatic study EMR-013 met its primary endpoint by significantly improving progression-free survival. The National Cancer Institute of Canada’s BMS-025 study met its primary endpoint by significantly improving overall survival. In the Phase III randomized study BMS-006, the primary endpoint, overall survival, was not met, possibly because a high proportion of patients in the control (irinotecan only) arm received treatment with ERBITUX following development of progressive cancer, potentially confounding the interpretation of this endpoint. However, the secondary endpoints strongly favor the ERBITUX combination arm.

In collaboration with the National Cancer Institute (NCI) Cooperative groups, studies in first line colorectal cancer (CALGB 80203) and first line pancreatic cancer (SWOG 0205) enrolled patients in 2004. Subsequently CALGB 80203 was closed to enrollment after accruing 238 patients and a new first line colorectal cancer protocol that incorporates both ERBITUX and Avastin® (bevacizumab) developed by CALGB (80405) began enrolling patients in late 2005 by all of the NCI Cooperative groups (Intergroup). Furthermore, the NCI Cooperative groups began a Phase III randomized study to evaluate the merits of adding ERBITUX in the adjuvant setting following definitive surgical treatment of Stage C (locoregional) colorectal cancer. A similar adjuvant study (PETACC-8) was also begun in Europe and other regions outside the United States. Numerous registration-directed studies of ERBITUX are underway in various other locoregional and advanced disease settings (colorectal cancer, non-small cell lung cancer, head and neck cancer and pancreatic cancer) and pilot studies are either underway or planned to further evaluate the development of ERBITUX for other indications and tumor types.

In addition to our work developing and commercializing ERBITUX, we have also advanced a number of investigational agents to various stages of clinical development and we are developing monoclonal antibodies that inhibit angiogenesis, which can be used to treat various kinds of cancer and other diseases.

We continue to conduct research, both independently and in collaboration with academic, community and corporate partners, in a number of areas related to our core focus of tumor cell growth factor inhibitors and angiogenesis inhibitors. We also have developed diagnostic products and vaccines for certain infectious diseases, and we have licensed the rights to these products and vaccines to corporate partners. However, we are no longer actively developing product candidates in the areas of diagnostic and infectious diseases.

CLINICAL DEVELOPMENT PROGRAMS

ERBITUX Cancer Therapeutic

ERBITUX is an IgG1 chimerized (part human, part mouse) monoclonal antibody that selectively binds to the EGFR and thereby inhibits growth of tumors dependent upon activation of the EGFR for cell division and survival. The activation of the EGFR is believed to play a critical role in the growth and survival of certain types of tumor cells and select normal cells and in vitro has been shown to be a mediator of antibody-dependent cellular cytotoxicity (ADCC). Certain cancer types are characterized by the expression of the EGFR. For example, IMCL-9923 and other studies conducted by us have indicated that approximately 75% of advanced stage refractory colorectal cancer cases have been shown by immunohistochemistry (IHC) to have detectable EGFR in tumor cells as assessed by IHC, although it appears that nearly all colorectal cancer have the genetic machinery for EGFR and manufacture EGFR mRNA. Similarly, according to the literature in this area, nearly all patients diagnosed with SCCHN have been shown to express the EGFR on the surface of the tumor cells, as assessed by IHC. Other types of cancer are also characterized, in certain patients, by expression of the EGFR, including non-small cell lung, renal, and pancreatic cancers. By preventing the binding of critical growth factors to the EGFR, we believe it is possible to inhibit the growth and survival of these and other cancers.

ERBITUX Clinical Studies

The charts presented below reflect potentially pivotal studies in selected tumor types that we and our partners, Merck KGaA and BMS, are developing or collaborating on with the National Cancer Institute and various European cooperative groups, and are designed both for registration purposes and exploratory development in these indications. It should be noted that a large number of other clinical evaluations of ERBITUX, including investigator-initiated studies and studies sponsored by ImClone, BMS, and Merck KGaA, are progressing in a broad array of tumor types.

Colorectal Cancer

Study	Description	Population	Target Enrollment
CALGB 80203 (Discontinued)	Phase III Randomized Study (FOLFOX +/- ERBITUX) (Saltz +/- ERBITUX)	First-line	2,200
CALGB 80405 (Intergroup) (Ongoing)	Phase III Randomized study of chemotherapy (FOLFOX or FOLFIRI) plus Avastin® vs. ERBITUX vs. Avastin® + ERBITUX	First-line	2,289
EMR-013 (CRYSTAL) (Primary endpoint result reported)	Phase III Randomized Study of FOLFIRI +/ ERBITUX	First-line	1,220
OPUS (Enrollment complete)	Phase III Randomized Study of FOLFOX +/- ERBITUX	First-line	300
680 CAIRO II (Ongoing)	Phase III Randomized Study (XELOX/Avastin® +/- ERBITUX)	First-line	750
608 COIN (Clinical Research Council, UK) (Ongoing)	Phase III Randomized Study (FOLFOX [regimen 1] vs. FOLFOX [regimen 2] vs. FOLFOX + ERBITUX)	First-line	2,400
BMS-014 (EXPLORE) (Discontinued)	Phase III Randomized Study (FOLFOX +/- ERBITUX)	Second-line (previously treated with irinotecan)	1,100
BMS-006 (EPIC) (Primary endpoint result reported)	Phase III Randomized Study of Irinotecan +/- ERBITUX	Second-line	1,300
SWOG (Intergroup) (approved by NCI; to begin 1Q07)	Phase III Study of FOLFIRI + ERBITUX +/- Avastin®	Second-line (previously treated with FOLFOX/ Avastin®)	650
BMS-025 (Primary endpoint result reported)	Phase III Randomized Study of ERBITUX vs. Best Supportive Care	Refractory	572
NCCTG 147 (Intergroup) (Ongoing)	Phase III Randomized Study (FOLFOX +/- ERBITUX)	Adjuvant	2,300
PETACC-8 (Europe) (Ongoing)	Phase III Randomized Study (FOLFOX +/- ERBITUX)	Adjuvant	2,000

As part of our confirmatory obligation to the FDA in regard to the approval of ERBITUX for colorectal cancer, we initiated a Phase II study enrolling 80 patients with refractory, EGFR-non-detectable (by IHC), metastatic colorectal cancer. This study is designed to estimate the overall response rate and duration obtained with single agent ERBITUX use and is targeted to complete accrual in 2007.

In conjunction with our U.S. partner, BMS, and our partner in the rest of the world, Merck KGaA, we have opened or expect to open additional studies in colorectal cancer, including randomized studies in first-line, second-line, and refractory settings for metastatic colorectal cancer, as well as in the adjuvant setting involving patients with locoregionally advanced disease following definitive surgical resection. Upon the approval of ERBITUX for colorectal cancer under the accelerated approval mechanism, studies BMS-006 (EPIC) and BMS-014 (EXPLORE) were designated as studies in the second-line metastatic setting to confirm the clinical benefit of ERBITUX. BMS-006, which opened for patient enrollment in May 2003, evaluated the merits of adding ERBITUX to irinotecan in patients who have failed oxaliplatin, 5-fluorouracil, and leucovorin in the first-line of therapy. BMS-006, which was conducted in collaboration with Merck KGaA, finished patient accrual in February 2006. Preliminary toxicity data, substantiating the safety of the regimen, was presented at the annual American Society of Clinical Oncology (ASCO) meeting in 2005, and the results of efficacy evaluations will be reported at the American Association  of Cancer Research (AACR) meeting in 2007. In November 2006, we reported that the primary endpoint, overall survival was not met, possibly due to a high proportion of patients in the control (irinotecan only) arm receiving treatment with ERBITUX following disease progression on the study, potentially confounding the interpretation of this endpoint. However, the secondary endpoints strongly favor the ERBITUX combination arm.

BMS-014 (EXPLORE), a second-line randomized study opened for patient enrollment and treatment in March 2003, was closed with FDA approval due to decreased feasibility of the study and was removed from the list of post-approval commitments. EXPLORE tested the addition of ERBITUX and the combination of oxaliplatin, 5-fluorouracil, and leucovorin (FOLFOX-4) in patients who have failed irinotecan, 5-fluorouracil, and leucovorin. A pooled analysis of the preliminary results of this study was presented at the annual ASCO meeting in 2005. In the pooled analysis, the incidence of the characteristic ERBITUX and FOLFOX-4 toxicities does not seem to be increased as compared to the reported incidences in the ERBITUX and Eloxatin package inserts. Based on our limited investigational experience the combination of FOLFOX-4 and ERBITUX appears to be a feasible regimen.

EMR-013 (CRYSTAL), a randomized Phase III study that evaluates the merits of adding ERBITUX to irinotecan and infusional 5-fluorouracil (FOLFIRI) as first-line therapy in patients with metastatic disease, completed patient accrual in December 2005. In January 2007, we announced that EMR-013 met its primary endpoint by significantly improving progression-free survival, and that the results of the study were to be presented at the annual meeting of ASCO in June 2007. In November 2006, we also announced that BMS-025, a randomized Phase III study of ERBITUX versus best supportive care that completed patient enrollment in August 2005, met its primary endpoint of overall survival, with the results presented at the annual meeting of the AACR in April 2007. Many other randomized Phase III trials sponsored by either Merck KGaA, ImClone, and/or BMS and/or various national cooperative oncology groups in US and Europe are evaluating the merits of adding ERBITUX to many different chemotherapy regimens plus or minus Avastin® in the first- and second-line metastatic and adjuvant treatment settings. Many other Phase I, II and pilot studies are evaluating alternate administration schedules (e.g. every 2-weeks) and utilizing ERBITUX in novel therapeutic regimens in various clinically relevant settings.

Head and Neck Cancer

Study	Description	Population	Target Enrollment
IMCL-9815 (Completed)	Phase III Randomized Study (Radiation +/- ERBITUX)	First-line	424
EMR-001 (Enrollment completed)	Phase II Study (Platinum + ERBITUX)	Recurrent/ Refractory or Metastatic	96
EMR-008 (Enrollment completed)	Phase I/II Study ERBITUX + Platinum (Carboplatin or Cisplatin) + 5FU (Low, Medium or High Dose)	Recurrent or Metastatic	53
ECOG-5397 (Enrollment completed)	Phase III Randomized Study (Cisplatin + Placebo vs. Cisplatin + ERBITUX)	Recurrent or Metastatic	123
EMR-002 (EXTREME) (Enrollment completed)	Phase III Randomized Study (Cisplatin + 5-Fluorouracil +/- ERBITUX)	Recurrent or Metastatic (no prior chemotherapy in the metastatic setting)	420
RTOG 0522 (Ongoing)	Phase III Randomized Study (Cisplatin Radiation +/- ERBITUX)	Locally Advanced	720

The final results of IMCL-9815, a Phase III locally advanced head and neck cancer study, conducted in cooperation with Merck KGaA, that were published in the New England Journal of Medicine in February 2006, demonstrate that ERBITUX, when added to definitive radiation therapy, significantly improves the duration of both locoregional disease control and overall survival. IMCL-9815 was the principal clinical trial supporting the regulatory approval of ERBITUX. On March 1, 2006, the FDA approved ERBITUX for use in combination with radiation therapy for the treatment of locally or regionally advanced SCCHN, and regulatory approval was granted subsequently in Europe and other regions worldwide. In addition, based on the results of single agent ERBITUX studies in patients with metastatic SCCHN refractory to platinum therapy, particularly EMR-016, the FDA also approved ERBITUX as a single agent in recurrent or metastatic SCCHN where prior platinum-based chemotherapy has failed.

RTOG 0522, which opened to patient enrollment in November 2005, was designed to extend the positive results with ERBITUX reported from study IMCL-9815. In this Phase III study, patients with locally advanced head and neck cancer are being randomized to treatment with either radiation plus chemotherapy or radiation plus chemotherapy plus ERBITUX.

The Eastern Cooperative Oncology Group (ECOG) published the final results of ECOG-5397, a randomized Phase III study of cisplatin plus ERBITUX versus cisplatin in the Journal of Clinical Oncology. In this study, the objective response rate was significantly higher for the ERBITUX arm (26.3% versus 9.8%). Both overall survival and progression-free survival were higher in patients receiving ERBITUX plus cisplatin, but the study lacked sufficient statistical power (i.e. too few patients) to demonstrate clinically relevant differences in these endpoints. Based on the results of ECOG-5397, as well as non-randomized studies demonstrating the activity of ERBITUX in patients with recurrent and metastatic head and neck cancer following treatment with platinum-based regimens, Merck KGaA developed EMR-002 (EXTREME), a randomized Phase III study of platinum (cisplatin  or carboplatin) plus 5-fluorouracil versus a platinum agent plus 5-fluorouracil plus ERBITUX. The study, which was completely accrued in February 2006, may support registering ERBITUX in this indication in both the US and worldwide. The availability of top-line results of the trial is anticipated in the second quarter of 2007.

ImClone and its partners, BMS and Merck KGaA, have also begun a large number of Phase I and II studies, some of which are randomized, to evaluate the merits of adding ERBITUX to a wide variety of chemotherapies, radiation and chemoradiation regimens in many different settings of  SCCHN including the neoadjuvant, adjuvant, metastatic, locoregional settings.

Non-Small Cell Lung Cancer

Study	Description	Population	Target Enrollment
CP02-0452 (SELECT) (Ongoing)	Phase III, randomized study of ERBITUX in combination with docetaxel or pemetrexed compared to docetaxel or pemetrexed alone	Second-line Metastatic or Recurrent	800
EMR-011 (LUCAS) Enrollment completed)	Phase II randomized, chemotherapy-naïve, advanced non-small cell lung cancer (ERBITUX + Cisplatin + Vinorelbine vs. Cisplatin + Vinorelbine)	First-line Stage IIIb or IV	86
BMS-012 (Enrollment completed)	Phase II single-arm study (ERBITUX)	Recurrent or progressive	100
EMR-046 (FLEX) (Enrollment completed)	Phase III Cisplatin/Vinorelbine +/– ERBITUX	First-line Stage IIIb or IV	1,100
BMS-099 (Enrollment completed)	Phase II Taxane/Carbo or Cisplatin +/– ERBITUX	First-line Stage IIIb or IV	660
BMS-100 (Enrollment completed)	Phase II Gemcitabine/Carbo or Cisplatin +/– ERBITUX	First-line Stage IIIb or IV	131
IMCL-0554 (Ongoing)	Phase II randomized, Taxol/Carbo two different schedules + ERBITUX/Avastin®	First-line Stage IIIb or IV	120
RTOG-0324 (Completed)	Phase II Radiation + Taxol/Carbopatin + ERBITUX	First-line Stage IIIa	84
SWOG-0342 (Completed)	Phase II Randomized Study of Taxol/Carboplatin/ERBITUX or Taxol/Carbopatin followed by ERBITUX	First-line Stage IIIb or IV	236

Based on the findings of a Phase II randomized trial, EMR-011 (LUCAS), involving 61 evaluable patients with chemotherapy-naïve advanced non-small cell lung cancer, which showed that the addition of ERBITUX to cisplatin and vinorelbine significantly increased tumor response rates (53.3% versus 32.3%) and median survival (8.3 vs. 7.0 months), Merck KGaA began a Phase III randomized clinical trial (FLEX), which finished target patient accrual in the first quarter of 2006. Although this trial may be used to support the registration of ERBITUX, BMS-099 and BMS-100 were initiated to provide further support for ERBITUX in the first-line treatment setting of patients with advanced non-small cell lung cancer. In 2005, the size of BMS-099 was increased from 300 to 660 patients and the principal endpoint was modified from response rate to progression-free survival, whereas the size of BMS-100 was decreased from 300 to 131. FLEX, BMS-099, and BMS-100 met accrual targets in 2005-2006.

At ASCO 2005, the Radiation Therapy Oncology Group (RTOG) presented preliminary toxicity and feasibility data on RTOG-0324 which evaluated the feasibility, safety and efficacy of ERBITUX combined with Taxol/Carboplatin and radiation, in patients with locoregionally-advanced stage IIIa non-small lung cancer. The RTOG reported that the regimen was both safe and feasible. In addition, the Southwest Oncology Group (SWOG) completed accrual to SWOG-0342, a randomized Phase II study evaluating combined therapy with ERBITUX/paclitaxel/carboplatin (combined) versus paclitaxel/carboplatin followed by ERBITUX (sequential) in patients with stages IIIb or IV non-small cell lung cancer. Both treatment arms of the study, especially the combined treatment arm, met endpoints that were predetermined by SWOG for levels for further development of ERBITUX.

Furthermore, IMCL-0452 (SELECT), which began in 2004, is actively accruing patients to evaluate the merits of adding ERBITUX to chemotherapy in the second-line metastatic setting. The trial is currently undergoing an amendment through the Special Protocol Assessment process to modify the randomization between docetaxel and pemetrexed to physician’s choice, adapting to changes in standard therapy. The second randomization is between ERBITUX and no ERBITUX. The principal focus of the study will be on the merits of ERBITUX in patients receiving pemetrexed, and the study will also generate useful information on the merits of ERBITUX in patients receiving docetaxel. A wide range of both randomized and non-randomized Phase I and Phase II studies, sponsored by ImClone, BMS, and Merck KGaA, are also evaluating ERBITUX in combination with many chemotherapy and chemoradiation regimens in neoadjuvant, adjuvant, locoregionally-advanced, and advanced non-small cell lung cancer disease settings.

Pancreatic Cancer

Study	Description	Population	Target Enrollment
SWOG-0205 (Enrollment completed)	Phase III Randomized Study (ERBITUX + Gemcitabine vs. Gemcitabine)	First-line Stage IV Pancreatic Cancer	720
ECOG-8200 (Enrollment completed)	Phase II Randomized Study of Irinotecan + Docetaxel +/- ERBITUX	First-line Stage IV Pancreatic Cancer	92
NCI-6580 (Enrollment completed)	Phase II Randomized Study Gemcitabine + Avastin® + ERBITUX or Gemcitabine + Avastin® + Erlotinib	First-line Stage IV Pancreatic Cancer	54-126
IMCL-0555 (Ongoing)	Phase II Randomized Study Gemcitabine + Avastin® + ERBITUX or Avastin® + ERBITUX	First-line Stage IV Pancreatic Cancer	120

Based on the encouraging response rate, survival rates, and survival reported from a Phase I/II study of ERBITUX plus gemcitabine, as well as the tolerability of the regimen in patients with advanced pancreatic cancer, the Southwest Oncology Group activated SWOG-0205, a first-line study in pancreatic cancer in January 2004. This study is a randomized comparative study comparing ERBITUX plus gemcitabine versus gemcitabine alone in first-line, stage IV, pancreatic cancer patients. Accrual completed in 2006, with top-line data available sometime during the first half of 2007. A number of Phase II randomized studies sponsored by ImClone and BMS or the NCI cooperative oncology groups were initiated in 2006. These studies are designed to evaluate the merits of adding ERBITUX to various chemotherapy regimens consisting of either gemcitabine or irinotecan plus docetaxel, and several of these studies will evaluate ERBITUX combined with chemotherapy as well as the VEGF inhibitor Avastin®. Further, we, in collaboration with our partners BMS and Merck KGaA, as well as the NCI cooperative oncology groups are evaluating the feasibility and activity of administering ERBITUX with several other gemcitabine-based chemotherapy regimens in patients with advanced pancreatic cancer, as well as evaluating the feasibility of administering ERBITUX with chemotherapy and/or radiotherapy in earlier stages of the diseases, particularly in the neoadjuvant and adjuvant settings.

Other Cancers

In collaboration with our partners BMS and Merck KGaA, we are in the process of supporting a wide array and large number of Phase I and II evaluations of ERBITUX administered alone or combined with other therapeutic modalities in adult malignancies that express EGFR, including carcinomas of the brain, esophagus, stomach, rectum, cervix, endometrium, ovary, bladder, prostate, and breast, as well as pediatric malignancies. In 2007, ImClone will sponsor a series of multicenter randomized Phase II studies to evaluate the merits of adding ERBITUX to standard therapy used to treat patients with bladder, prostate, esophageal, and ovarian cancers. Both non-randomized and randomized Phase II studies are and will also explore the merits of alternate ERBITUX administration schedules, particularly every-2-week dosing.

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

ERBITUX Safety Information

Grade 3/4 infusion reactions, rarely with fatal outcome (<1 in 1000), occurred in approximately 3% (46/1,485) of patients receiving ERBITUX (cetuximab) therapy. These reactions are characterized by rapid onset of airway obstruction (bronchospasm, stridor, hoarseness), urticaria, hypotension, and/or cardiac arrest. Severe infusion reactions require immediate and permanent discontinuation of ERBITUX therapy.

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

Cardiopulmonary arrest and/or sudden death occurred in 2% (4/208) of patients with squamous cell carcinoma of the head and neck treated with radiation therapy and ERBITUX as compared to none of 212 patients treated with radiotherapy alone. Fatal events occurred within 1 to 43 days after the last ERBITUX treatment. ERBITUX in combination with radiation therapy should be used with caution in patients with known coronary artery disease, congestive heart failure and arrhythmias. Close monitoring of serum electrolytes, including serum magnesium, potassium, and calcium during and after ERBITUX therapy is recommended.

Severe cases of interstitial lung disease (ILD), which was fatal in one case, occurred in less than 0.5% of 774 patients with advanced colorectal cancer (mCRC) receiving ERBITUX. There was one case of ILD reported in 796 patients with head and neck  cancer receiving ERBITUX in clinical studies.

In clinical studies of ERBITUX, dermatologic toxicities, including acneform rash, skin drying and fissuring, and inflammatory and infectious sequelae (e.g., blepharitis, cheilitis, cellulitis, cyst) were reported. In 208 patients receiving ERBITUX plus radiation therapy, acneform rash was reported in 87% (17% severe) as compared to 10% in 212 patients treated with radiation therapy alone (1% severe). In patients receiving ERBITUX alone, 76% (n=103) experienced acneform rash (1% severe). In patients with mCRC, acneform rash was reported in 89% (686/774) of all treated patients, and was severe in 11% (84/774). Subsequent to the development of severe dermatologic toxicities, complications including S.aureus sepsis and abscesses requiring incision and drainage were reported. Sun exposure may exacerbate these effects. A related nail disorder, occurring in 12% (0.4% Grade 3) of patients, was characterized as a paronychial inflammation.

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

The incidence of hypomagnesemia (both overall and severe [NCI CTC Grades 3 & 4]) was increased in patients receiving ERBITUX alone or in combination with chemotherapy as compared to those receiving best supportive care or chemotherapy alone based on ongoing, controlled clinical trials in 244 patients. Approximately one-half of these patients receiving ERBITUX experienced hypomagnesemia and 10-15% experienced severe hypomagnesemia. Electrolyte repletion was necessary in some patients and in severe cases, intravenous replacement was required. Patients receiving ERBITUX therapy should be periodically monitored for hypomagnesemia, and accompanying hyocalcermia and hypokalemia during, and up to 8 weeks following the completion of, ERBITUX therapy.

The most serious adverse reactions associated with ERBITUX in combination with radiation therapy in 208 patients with head and neck cancer were infusion reaction (3%), cardiopulmonary arrest (2%), dermatologic toxicity (2.5%), mucositis (6%), radiation dermatitis (3%), confusion (2%) and diarrhea (2%).

The most serious adverse reactions associated with ERBITUX in mCRC clinical trials (N=774) were infusion reaction (3%), dermatoloic toxicity (1%), interstitial lung disease (0.4%), fever (5%), sepsis (3%), kidney failure (2%), pulmonary embolus (1%), dehydration (5% in patients receiving ERBITUX with irinotecan, 2% in patients receiving ERBITUX as a single agent) and diarrhea (6% in patients receiving ERBITUX with irinotecan, 0.2% in patients receiving ERBITUX as a single agent).

The overall incidence of late radiation toxicities (any grade) was higher with ERBITUX in combination with radiation therapy compared with radiation therapy alone. The following sites were affected: salivary glands (65%/56%), larynx (52%/36%), subcutaneous tissue (49%/45%), mucous membranes (48%/39%), esophagus (44%/35%), skin (42%/33%), brain (11%/9%), lung (11%/8%), spinal cord (4%/3%), and bone (4%/5%) in the ERBITUX and radiation versus radiation alone arms, respectively.

The incidence of Grade 3 or 4 late radiation toxicities were generally similar between the radiation therapy alone and the ERBITUX plus radiation therapy arms.

The most common adverse events seen in patients with carcinomas of the head and neck receiving ERBITUX in combination with radiation therapy (n=208) versus radiation alone (n=212) were mucositis-stomatitis (93%/94%), acneform rash (87%/10%), radiation dermatitis (86%/90%), weight loss (84%/72%), xerostomia (72%/71%), dysphagia (65%/63%), asthenia (56%/49%), nausea (49%/37%), constipation (35%/30%) and vomiting (29%/23%). The most common adverse events seen in patients with carcinomas of the head and neck receiving ERBITUX as a single agent (n=103) were acneform rash (76%), asthenia (45%), pain (28%), fever (27%) and weight loss (27%).

The most common adverse events seen in patients with mCRC receiving ERBITUX with irinotecan (n=354) or ERBITUX as a single agent (n=420) were acneform rash (88%/90%), asthenia/malaise (73%/48%), diarrhea (72%/25%), nausea (55%/29%), abdominal pain (45%/26%), vomiting (41%/25%), fever (34%/27%), constipation (30%/26%), and headache (14%/26%).

Please see full prescribing information, available at www.ERBITUX.com for important safety information relating to ERBITUX, including boxed warnings.

Human IgG1Monoclonal EGFR Inhibitor

We have developed an IgG1 fully-human monoclonal antibody, referred to as IMC-11F8, which targets the human EGFR. IMC-11F8 is a high affinity antibody that blocks ligand-dependent activation of the EGFR. Pre-clinical in vitro studies have shown that IMC-11F8 inhibits EGFR activation, downstream signaling pathways and growth of human tumor cells an in vitro it has been shown to be a mediator of antibody-dependent cellular cytotoxicity (ADCC). In pre-clinical human tumor xenograft models, IMC-11F8 suppresses the growth of EGFR-positive tumors and enhances the activity of chemotherapeutic drugs when used in combination. We intend to commercialize this antibody in Europe and  other regions outside the United States and potentially in the United States and we believe that we have rights to do so under our agreements with BMS and Merck KGaA. ImClone’s full rights to develop IMC-11F8 outside the United States was upheld in arbitration between ImClone and Merck KGaA in 2006. Binding arbitration upheld that IMC-11F8 was not covered under the Merck KGaA development and license agreement.

The Company received approval to begin Phase I clinical trials of IMC-11F8 from the National Institute for Public Health and the Environment (RIVM), the Dutch regulatory agency. The first patient began treatment in fourth quarter of 2004 in a Phase I clinical trial of patients with solid tumors and the trial reached its endpoints and completed enrollment in the fourth quarter of 2006. The two-center study conducted at the Free University in Amsterdam and Utrecht University in Utrecht, evaluated the safety and pharmacology of IMC-11F8 administered weekly or bi-weekly by intravenous infusion. Doses of IMC-11F8 above 800 mg were consistently associated with headache, whereas the 800 mg dose was well tolerated and achieved plasma concentrations above target levels associated with biological activity in preclinical studies. Biologically relevant plasma concentrations persisted for the entire 2-week period following antibody administration. No hypersensitivity reactions were noted and major antitumor responses were noted in several patients at the lower dose levels. Interim results of this trial were reported at the ASCO 2006 meeting. Disease-directed developmental trials of 11F8 are projected to begin in the first half of 2007, with a pivotal trial beginning in the fourth quarter of 2007 or first quarter of 2008.

Study	Description	Population	Target Enrollment
CP11-0401 (Enrollment completed)	Phase I Study of Weekly and Bi-Weekly Human Anti-Epidermal Growth Factor Receptor Monoclonal Antibody 11F8	In Patients with Advanced Solid Tumors	40

Monoclonal Antibody Inhibitors of Angiogenesis

Our general experience with growth factors, particularly the use of ERBITUX to block the EGFR, is mirrored in our pursuit of what may be another promising approach for the treatment of cancer, the inhibition of angiogenesis. Angiogenesis is the natural process of new blood vessel growth. The VEGF family of ligands are a group of molecules that helps regulate angiogenesis. Tumor cells, as well as normal cells, produce VEGF. Once produced by the tumor cells, VEGF stimulates the production of new blood vessels and ensures an adequate blood supply to the tumor, enabling the tumor to grow. KDR (VEGFR-2) is a growth factor receptor found almost exclusively on the surface of human endothelial cells, which are the cells that line all blood vessels. Various VEGF ligands recognize and bind to this receptor in order to stimulate the endothelial cells to grow and cause new blood vessels to form. We believe that interference with the binding of VEGF to the KDR receptor inhibits angiogenesis and potentially can be used to slow or halt tumor growth. We have identified potential inhibitors collectively known by us as IMC-KDR antibodies.

In 2001, we concluded a Phase I clinical study with an IgG1 chimeric (part human, part mouse) anti-KDR antibody known as IMC-1C11. In 2002, we identified several fully-human IgG1monoclonal anti-KDR antibodies with potent anti-KDR activity. In 2003, we initiated pre-clinical development of one of these antibodies, IMC-1121B. This fully-human antibody replaced IMC-1C11 in our development pipeline. We filed an Investigational New Drug Application (“IND”) for IMC-1121B in July 2004 and initiated a clinical study assessing Phase I endpoints (safety, pharmacokinetics, preliminary activity) of IMC-1121B administered weekly in cancer patients in the fourth quarter of 2004. A second study, evaluating Phase I endpoints of IMC-1121B administered every 2-weeks, was initiated in 2006. The preliminary results of the weekly study were reported at the annual meeting of ASCO in 2006 and the EORTC-AACR-NCI Molecular Targeting meeting in 2006. As a single agent, 1121B treatment has been associated with tumor regression in several patients with refractory advanced cancer, whereas toxicity has not been preclusive. In addition to overt tumor regression, stable disease exceeding six months has been observed in a notable proportion of patients with refractory solid tumors. Preliminary pharmacokinetic studies indicate that biologically-relevant concentrations are achieved and persist for at least 2 weeks following treatment. One of these ongoing studies has been amended to explore Phase I endpoints of 1121B on an every 3-week schedule, as well. It is projected that these studies will achieve their objectives in the first half of 2007, and disease-directed trials, several of which will be randomized Phase II and Phase III studies, will begin soon thereafter.

Subject to further investigation, we believe that such anti-KDR antibodies could be effective in treating other diseases, such as diabetic retinopathy and age-related macular degeneration that, like cancer, depend on the growth of new blood vessels.

Study	Description	Population	Target Enrollment
CP12-0401 (Ongoing)	Phase I Study of Weekly Anti-Vascular Endothelial Growth Factor Receptor 2 Monoclonal Antibody	In Patients with Advanced Solid Tumors	33
CP12-0402 (Ongoing)	Phase I Study of Every 2 Week Anti-Vascular Endothelial Growth Factor Receptor 2 Monoclonal Antibody	In Patients with Advanced Solid Tumors	33

In August 2005, the Company entered into a Collaboration and License Agreement with UCB S.A. (“UCB”), a company registered in Belgium, for the development and commercialization of CDP-791, UCB’s novel, investigational PEGylated di-Fab antibody targeting VEGFR-2. No upfront or milestone payments were payable under the Agreement. In the first quarter of 2007, the Company terminated this agreement with UCB, largely due to substantial progress made in the development of 1121B.

Study	Description	Population	Target Enrollment
RPCE05A3166 (Ongoing)	Phase I/II Randomized Study of Paclitaxel/ Carboplatin administered either alone or combined with CDP-791 at 10 or 20 mg/kg	In Patients with Advanced Stage IIIB or IV Non-small Cell Lung Cancer	150

Monoclonal Antibody to Insulin-Like Growth Factor Receptor-1

In 2005, we successfully filed an IND for IMC-A12, a unique human monoclonal antibody against insulin-like growth factor-1 receptor (IGF-1R) which is expressed in diverse human tumor types. Activation of IGF-1R in cancer cells in preclinical models increases the cells’ ability to survive, especially under conditions of chemotherapy or radiotherapy, and it also contributes to cancer cell growth, as well as the development of resistance to chemotherapeutics, hormones (estrogens and androgens), and signal transduction inhibitors. IMC-A12 prevents binding of insulin-like growth factor-1 to the receptor, thus preventing its activation and triggering of survival and growth mechanisms in cancer cells. The antibody also causes rapid internalization (removal from the cell surface) of IGF-1R, thus further interfering with cancer growth-supporting properties of the receptor.

Following successful filing of an IND for IMC-A12 in 2005, we began a Phase I study of the agent on a weekly dosing schedule in patients with solid malignancies in December 2005. A second Phase I study of IMC-A12 on an every 2-week schedule was begun in 2006. The preliminary results of the initial trial, which demonstrated tolerability, preliminary evidence of antitumor activity as a single agent, and a pharmacokinetic profile supporting an every 2-week dosing schedule, were reported at the EORTC-AACR-NIC Molecular Targeting meeting in 2006. It is projected that the Phase I studies will achieve their objectives and conclude in the first half of 2007, and broad disease-directed evaluations, including non-randomized and randomized studies will begin in the second half of 2007. Although most disease-directed evaluations of IMC-A12 in 2007 will be sponsored by ImClone, the National Cancer Institute will begin a series of disease-directed evaluations in both adult and pediatric malignancies under a Clinical Trials Agreement with ImClone.

Study	Description	Population	Target Enrollment
CP13-0501 (Ongoing)	Phase I Study of IMC-A12, an Anti-IGF-1R Human Monoclonal Antibody, Administered Weekly	In Patients with Advanced Solid Tumors	40
CP13-0502 (Ongoing)	Phase I Study of IMC-A12, an Anti-IGF-1R Human Monoclonal Antibody, Administered Every 2 Weeks	In Patients with Advanced Solid Tumors	40

Monoclonal Antibody to Vascular Endothelial Growth Factor Receptor-1 (VEGFR-1)

Like VEGFR-2, the target of our anti-KDR antibodies, the VEGFR-1 receptor (also known as flt-1) is believed to be involved in blood vessel formation, but recent data suggest that it may function in novel ways unrelated to angiogenesis. We have discovered that VEGFR-1 is expressed by a number of human tumors, most notably breast and colorectal cancer. We have developed specific antibodies that block the function of VEGFR-1 and have conducted pre-clinical studies showing that these antibodies can inhibit the growth of human breast and colorectal tumors in pre-clinical models. It is believed that VEGFR-1 inhibitors could be useful in the treatment of VEGFR-1-positive tumors, such as breast or colorectal cancer and we are developing therapeutic antibodies against this target for future clinical studies.

We successfully filed an IND for IMC-18F1, an IgG1 fully-human monoclonal antibody to VEGFR-1, in December 2005, for which we initiated patient accrual to a Phase I study in the first half of 2006.

Study	Description	Population	Target Enrollment
CP14-0501 (Ongoing)	Phase I Study of IMC-18F1, an Anti-VEGFR-1 Human Monoclonal Antibody	In Patients with Advanced Solid Tumors	40

Monoclonal Antibody Against Platelet-Derived Growth Factor Receptor Alpha (PDGFRa)

PDGFRa is a receptor tyrosine kinase that is activated by the binding of platelet-derived growth factors. Studies have shown that PDGFRa is expressed on ovarian, prostate, breast, lung, glial, skin and bone tumors. We have developed an IgG1 fully-human antibody, designated IMC-3G3, that effectively blocks the function of PDGFRa and inhibits the growth of glioblastoma and leiomyosarcoma tumors in animal models. We are conducting additional pre-clinical studies to evaluate if our antibody can also inhibit the growth of other cancers. We filed an IND for IMC-3G3 in the first half of 2006 and initiated patient accrual into a Phase I trial in the fourth quarter of 2006.

Study	Description	Population	Target Enrollment
CP15-0601 (Ongoing)	Phase I Study of IMC-3G3, an Anti-PDGFa Human Monoclonal Antibody	In Patients with Advanced Solid Tumors	40

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

Research on Growth Factor Blockers

Research on modulators of apoptosis (programmed cell death):   We are developing antibody therapeutics that interfere with anti-apoptotic signaling and survival mechanisms of cancer cells. One mechanism involves the insulin-like growth factor-1 receptor (IGF-1R) which is frequently over-expressed in diverse human tumor types. Activation of IGF-1R in cancer cells increases the cells’ ability to survive, especially under conditions of chemotherapy or radiotherapy, and it also contributes to cancer cell growth. We have developed and evaluated an antibody to IGF-1R, designated IMC-A12, that blocks binding of insulin-like growth factor-1 to the receptor, thus preventing its activation and triggering of survival and growth mechanisms in cancer cells. The antibody also causes rapid internalization (removal from the cell surface) of IGF-1R, thus further interfering with cancer growth-supporting properties of the receptor. The IMC-A12 IND was accepted by the FDA and our Phase I study was initiated and is ongoing.

Research on VEGFR-1 inhibitors:   We are investigating the activities of antibodies that block the function of VEGFR-1 (flt-1), another receptor to which VEGF binds. Like VEGFR-2, the target of our anti-KDR antibodies, the VEGFR-1 receptor is believed to be involved in blood vessel formation, but recent data suggest that it may function in novel ways unrelated to angiogenesis. We have discovered that VEGFR-1 is expressed by a number of human tumors, most notably breast and colorectal cancer. We have developed specific antibodies that block the function of VEGFR-1 and have conducted pre-clinical studies showing that these antibodies can inhibit the growth of human breast and colorectal tumors in pre-clinical models. It is believed that VEGFR-1 inhibitors could be useful in the treatment of VEGFR-1-positive tumors, such as breast or colorectal cancer and we are developing therapeutic antibodies against this target for future clinical studies. One such agent, IMC-18F1, is a fully-human monoclonal antibody for which an IND has been filed and accepted. Phase I studies began in the first half of 2006.

Research on PDGFR alpha inhibitors:   Platelet-derived growth factor receptor alpha (PDGFRa ) is a receptor tyrosine kinase that is activated by the binding of platelet-derived growth factors. Studies have shown that PDGFRa is expressed on ovarian, prostate, breast, lung, glial, skin and bone tumors. We have developed a fully-human antibody, designated IMC-3G3, that effectively blocks the function of PDGFRa and inhibits the growth of glioblastoma and leiomyosarcoma tumors in animal models. We are conducting additional pre-clinical studies to evaluate if our antibody can also inhibit the growth of other cancers. We filed an IND for IMC-3G3 in the first half of 2006. Phase I studies began in the fourth quarter of 2006.

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

Anti-RON:   The Macrophage-Stimulating Protein receptor (RON) belongs to the c-MET family of receptor tyrosine kinases. Since its discovery in 1993, several lines of evidence suggest that RON is expressed in several major cancers and contributes to tumorigenesis. Antagonists of RON activity, however, have not been reported. Consequently, we generated several fully-human monoclonal antibodies that bind to human RON with high affinity and block ligand binding. By preventing RON signaling, these antibodies have significantly inhibited cancer cell line invasion/migration as well as tumor formation in several tumor xenograft models. These findings are the first to validate RON as a cancer target and underscore the potential of RON antibodies for therapeutic intervention in the treatment of human cancer. We are currently studying the activity of RON antibodies in additional pre-clinical models.

Anti-gp75:   gp75 is a melanoma antigen and an ideal target for antibody-based therapy. A novel fully-human antibody to gp75, 20D7, was generated. This antibody is effective against a panel of human melanomas grown as xenografts in nude mice. We are currently studying the activity of 20D7 in additional pre-clinical models.

Anti-flt3:   flt3 is a receptor tyrosine kinase that is overexpressed in the majority of acute myelogenous leukemias and lymphocytic leukeumia. We have developed a fully-human anti-flt3 antagonist antibody named IMC-EB10. Preclinical studies have shown that IMC-EB10 significantly inhibits leukemia cell growth in human leukemia xenograft models in mice. In another approach, we have recently developed an immunotoxin conjugate named EB10-MMAF using IMC-EB10 antibody in collaboration with Seattle Genetics. Preclinical data have demonstrated that EB10-MMAF has a potent, antigen-specific therapeutic activity in xenograft models.

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

In connection with our VEGFR-3 research program, we have an extensive license from the Ludwig Institute for Cancer Research to certain patent rights pertaining to VEGFR-3 and antibodies thereto for the treatment of cancer in humans.

Research Support for Clinical Programs:   ImClone presently has five antibodies in various stages of clinical development—fully-human anti-EGFR, anti-IGF-1R, anti-VEGFR-2, anti-VEGFR-1 and PDGRFa. While all these agents are being assessed clinically as single agents, our research scientists are performing studies to determine which potential combinations would be most useful in future clinical studies. These combinations include chemotherapeutic small molecules, signaling inhibitors and selective antibodies.

CORPORATE COLLABORATIONS

In addition to our collaborations in the research and clinical areas with academic and medical institutions, we have a number of collaborations with other corporations, the most significant of which are discussed below.

Collaborations with Bristol-Myers Squibb Company

On September 19, 2001, we entered into an acquisition agreement (the “Acquisition Agreement”) with BMS and Bristol-Myers Squibb Biologics Company, a Delaware corporation (“BMS Biologics”), which is a wholly-owned subsidiary of BMS, providing for the tender offer by BMS Biologics to purchase up to 14,392,003 shares of our common stock for $70.00 per share, net to the seller in cash. In connection with the Acquisition Agreement, we entered into a stockholder agreement with BMS and BMS Biologics, dated as of September 19, 2001 (the “Stockholder Agreement”), pursuant to which all parties agreed to various arrangements regarding the respective rights and obligations of each party with respect to, among other things, the ownership of shares of our common stock by BMS and BMS Biologics. Concurrent with the execution of the Acquisition Agreement and the Stockholder Agreement, we entered into a commercial agreement (the “Commercial Agreement”) with BMS and E.R. Squibb relating to ERBITUX, pursuant to which, among other things, BMS and E.R. Squibb are co-developing and co-promoting ERBITUX in the United States with us, and are co-developing and co-promoting ERBITUX in Japan with us and either together or co-exclusively with Merck KGaA.

On March 5, 2002, we amended the Commercial Agreement with E.R. Squibb and BMS. The amendment changed certain economics of the Commercial Agreement and expanded the clinical and strategic roles of BMS in the ERBITUX development program. One of the principal economic changes to the Commercial Agreement is that we received payments of $140.0 million on March 7, 2002 and $60.0 million on March 5, 2003. Such payments are in lieu of the $300.0 million milestone payment we would have received upon acceptance by the FDA of the ERBITUX BLA under the original terms of the Commercial Agreement. The terms of the Commercial Agreement, as amended on March 5, 2002, are set forth in more detail below.

Commercial Agreement

Rights Granted to E.R. Squibb—Pursuant to the Commercial Agreement, as amended on March 5, 2002, we granted to E.R. Squibb (1) the exclusive right to distribute, and the co-exclusive right to develop and promote (together with us) any prescription pharmaceutical product using the compound ERBITUX (the “product”) in the United States and Canada, (2) the co-exclusive right to develop, distribute and promote (together with us and together or co-exclusively with Merck KGaA and its affiliates) the product in Japan, and (3) the non-exclusive right to use our registered trademarks for the product in the United States, Canada and Japan (collectively, the “territory”) in connection with the foregoing. In addition, we agreed not to grant any right or license to any third-party, or otherwise permit any third party, to develop ERBITUX for animal health or any other application outside the human health field without the prior consent of E.R. Squibb (which consent may not be unreasonably withheld).

Rights Granted to the Company—Pursuant to the Commercial Agreement, E.R. Squibb has granted to us and our affiliates a license, without the right to grant sublicenses (other than to Merck KGaA and its affiliates for use in Japan and to any third-party for use outside the territory), to use solely for the purpose of developing, using, manufacturing, promoting, distributing and selling ERBITUX or the product, any process, know-how or other invention developed solely by E.R. Squibb or BMS that has general utility in connection with other products or compounds in addition to ERBITUX or the product (“E.R. Squibb Inventions”).

Up-Front and Milestone Payments—The Commercial Agreement provides for up-front and milestone payments by E.R. Squibb to the Company of $900.0 million in the aggregate, of which $200.0 million was paid on September 19, 2001, $140.0 million was paid on March 7, 2002, $60.0 million was paid on March 5, 2003 $250.0 million was paid on March 12, 2004 and $250.0 million was paid on March 31, 2006. All such payments are non-refundable and non-creditable.

Distribution Fees—The Commercial Agreement provides that E.R. Squibb shall pay us distribution fees based on a percentage of “annual net sales” of the product (as defined in the Commercial Agreement) by E.R. Squibb in the United States and Canada. The distribution fee is 39% of net sales in the United States and Canada. During the year ended December 31, 2006, we have recorded royalty revenues of approximately $254.4 million, representing 39% of net sales of ERBITUX by BMS. The Commercial Agreement also provides that the distribution fees for the sale of the product in Japan by E.R. Squibb or ImClone Systems shall be equal to 50% of operating profit or loss with respect to such sales for any calendar month. In the event of an operating profit, E.R. Squibb shall pay us the amount of such distribution fee, and in the event of an operating loss, we shall credit E.R. Squibb the amount of such distribution fee.

Development of the Product—Responsibilities associated with clinical and other ongoing studies are apportioned between the parties as determined by the product development committee described below. The Commercial Agreement provides for the establishment of clinical development plans setting forth the activities to be undertaken by the parties for the purpose of obtaining marketing approvals, providing market support and developing new indications and formulations of the product. After transition of responsibilities for certain clinical and other studies, each party is primarily responsible for performing the studies designated to it in the clinical development plans. In the United States and Canada, the Commercial Agreement provides that E.R. Squibb is responsible for 100% of the cost of all clinical studies other than those studies undertaken post-launch which are not pursuant to an IND (e.g. Phase IV studies), the cost of which is shared equally between E.R. Squibb and ImClone Systems. As between E.R. Squibb and ImClone Systems, each is responsible for 50% of the costs of all studies in Japan. We have also agreed, and may agree in the future, to share with E.R. Squibb, on terms other than the foregoing, costs of clinical trials that we believe are not potentially registrational but should be undertaken prior to launch in the United States, Canada or Japan. In addition, to the extent that BMS and we, in 2005 and 2006, exceed expenditures specified under the annual contractual clinical development budget, we have agreed to share such excess with BMS. We have incurred approximately $20.8 million, $19.9 million and $9.1 million pursuant to such cost sharing for the years ended December 31, 2006, 2005 and 2004, respectively. We have also incurred approximately $3.1 million, $1.4 million and $721,000 related to the agreement with respect to development in Japan for the years ended December 31, 2006, 2005 and 2004, respectively. Except as otherwise agreed upon by the parties, the Company will own all registrations for the product and will be primarily responsible for the regulatory activities leading to registration in each country. E.R. Squibb is primarily responsible for the regulatory activities in each country after the product has been registered in that country. Pursuant to the terms of the Commercial Agreement, as amended, Andrew G. Bodnar, M.D., J.D., Senior Vice President, Strategy and Medical & External Affairs of BMS, and a member of our Board of Directors, is entitled to oversee the implementation of the clinical and regulatory plan for ERBITUX.

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

Manufacture and Supply—The Commercial Agreement provides that the Company is responsible for the manufacture and supply of all requirements of ERBITUX in bulk form active pharmaceutical ingredient (“API”) for clinical and commercial use in the territory, and that E.R. Squibb will purchase all of its requirements of API for commercial use from the Company. The Company supplies API for clinical use at the Company’s fully burdened manufacturing cost plus a mark-up of 10%. The agreement also specifies that the Company should use reasonable efforts to reduce the fully burdened manufacturing cost of producing bulk ERBITUX over time. Specifically, beginning with 2006 production of bulk ERBITUX, the agreement provides that the cost of API should not exceed a predetermined price per gram. Any excess over such amount will be shared equally by the Company and BMS.

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

Based on the number of shares of common stock acquired pursuant to the tender offer and the fact that we currently have ten directors, BMS has the right to nominate two directors. BMS designated Andrew G. Bodnar, M.D., J.D., BMS’ Senior Vice President, Strategy and Medical & External Affairs, as

one of the initial BMS directors. The nomination of Dr. Bodnar was approved by the Board on November 15, 2001. BMS has not yet designated an individual to fill the open Board seat.

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

Transfers of Shares—Neither BMS nor any of its affiliates may transfer any shares or enter into any arrangement that transfers any of the economic consequences associated with the ownership of shares, except (1) pursuant to registration rights granted to BMS with respect to the shares, (2) pursuant to Rule 144 under the Securities Act of 1933, as amended or (3) for certain hedging transactions. Any such transfer is subject to the following limitations: (1) the transferee may not acquire beneficial ownership of more than 5% of the then-outstanding shares of common stock; (2) no more than 10% of the total outstanding shares of common stock may be sold in any one registered underwritten public offering; and (3) neither BMS nor any of its affiliates may transfer shares of common stock (except for registered firm commitment underwritten public offerings pursuant to the registration rights described below) or enter into hedging transactions in any twelve-month period that would, individually or in the aggregate, have the effect of reducing the economic exposure of BMS and its affiliates by the equivalent of more than 10% of the maximum number of shares of common stock owned by BMS and its affiliates at any time after September 19, 2001. Notwithstanding the foregoing, BMS Biologics may transfer all, but not less than all, of the shares of common stock owned by it to BMS or to E.R. Squibb or another wholly-owned subsidiary of BMS.

Registration Rights—We granted BMS customary registration rights with respect to shares of common stock owned by BMS or any of its affiliates.

Collaborations with Merck KGaA

ERBITUX Development and License Agreement—In December 1998, the Company entered into a development and license agreement with Merck KGaA with respect to ERBITUX. In exchange for granting Merck KGaA exclusive rights to market ERBITUX outside of the United States and Canada and co-exclusive development rights in Japan, the Company received $30.0 million through December 31, 2001 in up-front cash fees and early cash payments based on the achievement of defined milestones. An additional $30.0 million was received through December 31, 2004, based upon the achievement of further milestones for which Merck KGaA received equity in the Company. The equity interests underlying the milestone payments were priced at varying premiums to the then market price of the common stock depending upon the timing of the achievement of the respective milestones.

Merck KGaA pays us a royalty on sales of ERBITUX outside of the United States and Canada. In August 2001, Merck KGaA and we amended this agreement to provide, among other things, that Merck KGaA may manufacture ERBITUX for supply in its territory and may utilize a third-party to do so upon our reasonable acceptance. The amendment further released Merck KGaA from its obligations under the agreement relating to providing a guaranty under a $30.0 million credit facility relating to the build-out of BB36. In addition, the amendment provides that the companies have co-exclusive rights to ERBITUX in Japan, including the right to sublicense and Merck KGaA waived its right of first offer in the case of a proposed sublicense by us of ERBITUX in our territory. In consideration for the amendment, we agreed to a reduction in royalties’ payable by Merck KGaA on sales of ERBITUX in Merck KGaA’s territory.

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

In July 2006, the Company and Merck KGaA entered into agreements amending and supplementing the 1998 development and license agreement. As part of the agreements, the Company consented to Merck KGaA’s sublicense of certain intellectual property rights relating to the development and commercialization of an anti-EGFR antibody to Takeda Pharmaceutical Company (“Takeda”). Merck KGaA and Takeda signed an alliance in September 2005 for the development and commercialization of matuzumab (EMD-72000), a humanized EGFR-targeting monoclonal antibody. In consideration for the Company’s consent, Merck KGaA agreed to pay the Company €2.5 million within 30 days of the execution of the agreements and a further €5.0 million within 30 days of the Company’s written consent to the sublicense. The Company received the first payment of €2.5 million in August of 2006 and has deferred the revenue associated with this payment and is recognizing it over the estimated service period. The Company expects to give written consent to sublicense in the first quarter of 2007. In addition, Merck KGaA agreed to increase its fixed royalty to 9.5% on net sales of ERBITUX outside the U.S. and Canada, effective July 1, 2006. The agreements also promote freedom to operate in the development and commercialization of matuzumab outside the United States and Canada and of IMC-11F8 (a fully-human EGFR-targeted IgG1 monoclonal antibody being developed by ImClone Systems) within the United States and Canada through the granting of certain reciprocal rights, including the sharing of confidential technical information. This is in addition to the exclusive rights held by the Company to develop and commercialize IMC-11F8 outside of the United States and Canada. The agreements do not extend to key intellectual property rights in the U.S. and Canada, where the Company and its partner Bristol-Myers Squibb continue to hold exclusive licenses to key patents covering certain uses of EGFR-targeted monoclonal antibodies.

UCB S.A.

In August 2005, the Company entered into a Collaboration and License Agreement with UCB S.A. (“UCB”), a company registered in Belgium, for the development and commercialization of CDP-791, UCB’s novel, investigational PEGylated di-Fab antibody targeting VEGFR-2. No upfront or milestone payments were payable under the Agreement. In the first quarter of 2007, the Company terminated this agreement with UCB, largely due to substantial progress made in the development of 1121B and agreed to pay UCB $450,000 as settlement of all previous amounts due related to expenses associated with the co-development activities under the agreement. As part of this settlement, the Company will receive a single-digit royalty on net sales worldwide upon commercialization of such indications. The Company had recorded as of December 31, 2005 an expense of approximately $2.5 million in its financial statements related to this agreement. As a result of the termination of this contract, the Company reversed approximately $2.0 million in 2006 of the previously expensed amount  Therefore, the Company had a liability due to UCB of $450,000 and $2.5 million as of December 31, 2006 and 2005, respectively.

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

In July 2001, we completed construction and put into operation an 80,000 square foot manufacturing facility, BB36, on our Branchburg, New Jersey campus. BB36 contains three 10,000 liter (production volume) fermenters and is dedicated to the clinical and commercial production of ERBITUX. During 2006, we completed a 5,000 square foot expansion for additional office space in this facility. The total construction of BB36 was approximately $57.3 million. In December 2003, Swissmedic approved ERBITUX manufactured at BB36 for commercial use in Switzerland. On June 18, 2004, the FDA granted a license to the BB36 facility for U.S. commercial supply. In May 2005, Team Biologics conducted a routine biannual cGMP inspection. Additionally, BB36 had a satisfactory cGMP inspection by the Regierungspräsidium Darmstadt that resulted in a Product Import license being granted to Merck KGaA in April 2003, covering the period November 2003 to October 2004. The Regierungspräsidium completed and successfully closed a reinspection of BB36 in July 2005. Another reinspection will be scheduled in approximately two years from the last inspection date.

We constructed a 250,000 square foot multiple product manufacturing facility (“BB50”) in Branchburg, New Jersey with capacity of up to 110,000 liters (production volume). Mechanical completion of BB50 was reached in the fourth quarter of 2005. This facility has three distinct suites capable of producing up to three different products concurrently. We also have the ability to produce multiple products at each of the three suites. We completed the commissioning and initial validation of Suite 1 by the end of the second quarter of 2006, and began production of ERBITUX for commercial use in the second half of 2006. We have fitted Suite 2 with equipment but have not determined when we will begin commissioning and validation of this Suite. At this point, Suite 3 remains vacant until further determination of its ultimate use. The total cost of BB50 through December 31, 2006 amounted to approximately $331.4 million.

Contract Manufacturing

On March 17, 2005, the Company entered into a five-year multi-product supply agreement (the “Agreement”) with Lonza Biologics PLC (“Lonza”) for the manufacture of biological material at the 5,000 liter scale. The Company has discretion over which products to manufacture, which may include later-stage clinical production of the Company’s antibodies currently in Phase I clinical testing and those nearing Phase I testing. The value of producing all batches allocated under the Agreement is approximately $68.0 million, unless terminated earlier. The Agreement provides that the Company can cancel any batches at any time; however, depending on how much notice the Company provides Lonza, the Company could incur a cancellation fee that varies based on timing of the cancellation. This cancellation fee is only applicable if Lonza does not resell the slots reserved for the cancelled batches.

We rely entirely on third-party manufacturers for filling and finishing services. If our current third-party manufacturers or critical raw material suppliers fail to meet our expectations, we cannot be assured that we will be able to enter into new agreements with other suppliers or third-party manufacturers without an adverse effect on our business.

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

We are pursuing additional patent protection relating to the field of EGFR antibodies in the treatment of cancer that may limit the ability of third parties to commercialize EGFR antibodies for such use. Specifically, we are pursuing patent protection for the use of EGFR antibodies in combination with chemotherapy to inhibit tumors or tumor growth. We have exclusively licensed from Rhone-Poulenc Rorer Pharmaceuticals, now known as Sanofi-Aventis, patent applications seeking to cover the therapeutic use of antibodies to the EGFR in conjunction with anti-neoplastic agents. A U.S. patent, a Canadian patent and a European patent were issued in this family. In December 2002, Opposition Proceedings seeking to revoke the European patent were brought by the Scripps Research Institute, Amgen Inc., Abgenix, Inc., and YM Biosciences Inc. An Opposition Proceeding is an administrative process, the outcome of which may be that our European patent will be revoked. The Company has vigorously defended its position in this matter, which is suspended pending a final determination of the Yeda matter discussed under Item 3— “Legal Proceedings”. We have filed additional patent applications, based in part on our own research, that would cover the use of ERBITUX and other EGFR antibodies in conjunction with radiation therapy, and the use of ERBITUX and other EGFR inhibitors in refractory patients, either alone or in combination with chemotherapy or radiation therapy. We have also filed patent applications that include claims on the use of conjugated forms of ERBITUX, as well as humanized forms of the antibody and fragments.

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

In the event that we are called upon to defend and/or prosecute patent suits and/or related legal or administrative proceedings, such proceedings are costly and time consuming and could result in loss of our patent rights, infringement penalties or both. Litigation and patent interference proceedings could result in substantial expense to us and significant diversion of efforts by our technical and management personnel. An adverse determination in any such interference proceedings or in patent litigation, particularly with respect to ERBITUX, to which we may become a party could subject us to significant liabilities to third-parties or require us to seek licenses from third-parties. If required, the necessary licenses may not be available on acceptable financial or other terms or at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us, in whole or in part, from commercializing our products, which could have a material adverse effect on our business, financial condition and results of operations.

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

There can be no assurance that we will not be subject to claims in patent suits that one or more of our products or processes infringe third parties’ patents or violate the proprietary rights of third parties. Defense and prosecution of such patent suits can result in the diversion of substantial financial, management and other resources from our other activities. An adverse outcome could subject us to significant liability to third-parties, require us to obtain licenses from third-parties, or require that we cease any related product development activities or product sales.

An adverse determination by a court in any such patent litigation, or by the U.S. Patent and Trademark Office in a patent interference proceeding, particularly with respect to ERBITUX, to which we may become a party, could subject us to significant liabilities to third-parties or require us to seek licenses from third-parties, or result in loss in whole or part of our ability to continue to sell our product. If required, the necessary licenses may not be available on acceptable terms or at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us, in whole or in part, from commercializing our products, which could have a material adverse effect on our business, financial condition and results of operations.

Angiogenesis Inhibitors.   With respect to our research on inhibitors of angiogenesis based on the flk-1 receptor (VEGFR-2), we are the exclusive licensee from Princeton University of a family of patents and patent applications covering recombinant nucleic acid molecules that encode the murine flk-1 receptor and antibodies to extracellular portions of the receptor and its human homolog, KDR. We are also the assignee of a family of patents and patent applications filed by our scientists generally related to angiogenesis-inhibiting antibodies to receptors that bind VEGF, for example human flt-1 (VEGFR-1) and KDR (VEGFR-2). One of the patents licensed from Princeton University claims the use of flk-1 receptor antibodies to isolate cells expressing the flk-1 receptor on their cell surfaces. Additionally, we are a co-owner of a patent application claiming the use of flk-1/KDR receptor antibodies to isolate endothelial stem cells that express flk-1/KDR on their cell surfaces. At present, we are seeking exclusive rights to this invention from the co-owners. We have an exclusive license from the Ludwig Institute for Cancer Research for patent rights pertaining to antibodies that specifically bind flt-4 (VEGFR-3) and their use in cancer.

Our license from Princeton University requires us to pay royalties on sales that would otherwise infringe the licensed patents, which cover antibodies to the flk-1/KDR receptor.

IMC-1121B and other antibodies of the IMC-KDR family are fully-human monoclonal antibodies. Patents have been issued to other biotechnology companies that relate to the selection of fully human antibodies or their manufacture. Therefore, though we have licensed such patents from certain companies in this field we may be required to obtain additional licenses before we can commercialize our own fully-human monoclonal antibodies, including IMC-1121B.

We cannot be certain that we will ever be able to obtain such additional patent licenses related to fully-human and/or phage-derived monoclonal antibodies in the U.S. or in other territories of the world where we would want to commercialize such IMC-KDR antibodies. Even if we are able to obtain other licenses as requested, there can be no assurance that we would be able to obtain a license on financial or other terms acceptable to us or that we would be able to successfully redesign our products or processes to avoid the scope of such patents. In either such case, such inability could have a material adverse effect on our business, financial condition and results of operations. We cannot guarantee that the cost of such licenses would not materially affect the ability to commercialize IMC-KDR antibodies.

There can be no assurance that others will not be, or have not been, issued patents that may prevent the sale of one or more of our products or the practice of one or more of our processes, or require licensing and the payment of significant fees or royalties by us to third-parties in order to enable us to conduct business.

There can be no assurance that we will not be subject to claims that one or more of our products or processes infringe other patents or violate the proprietary rights of third-parties. In the event that we are called upon to defend and/or prosecute patent suits, the related legal and administrative proceedings would be costly and time consuming and could result in loss of patent rights, infringement penalties or both. In addition, defense and prosecution of patent suits can result in the diversion of substantial financial, management and other resources from our other activities. An adverse outcome could subject us to significant liability to third-parties, require us to obtain licenses from third-parties, or require us to cease any related product development activities or product sales and might have a material adverse effect on our business.

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

Phage Display Technology.   A number of antibodies that we are developing, including our fully-human anti-EGFR monoclonal antibody IMC-11F8 and our fully-human anti-KDR monoclonal antibody IMC-1121B are phage-derived antibodies, which means they are made using phage technology. Since patents have been issued to biotechnology companies that relate to phage-derived antibodies and their manufacture, we may be required to obtain licenses under these patents before we can commercialize certain phage-derived antibodies. In March 2003, we entered into a license with Dyax Corp. (“Dyax”) for certain of Dyax’s patent rights and know-how covering certain phage display technology and a proprietary phage display library. This license also includes sublicense or non-enforcement covenant rights from other companies that possess patent and other intellectual property rights relating to phage display technology. We believe, though we cannot be certain, that this license will provide us with the freedom to operate in the development of IMC-11F8 and IMC-1121B as well as certain other phage-derived antibodies.

Trademarks.   ERBITUX, ERBITUX/cetuximab & antibody design logo, IMCLONE, IMCLONE SYSTEMS, IMCLONE SYSTEMS INCORPORATED, TARGETED ONCOLOGY and the ANTIBODY DESIGN (pantone #172 “Orange”), our corporate icon, are trademarks and/or service marks of ImClone Systems Incorporated. Applications are pending or registrations have been issued for various of these marks in the United States and/or foreign jurisdictions. In October 2003, ExxonMobil Corporation (“ExxonMobil”) filed a Notice of Opposition against our ERBITUX/cetuximab & antibody design logo. We have entered into a settlement agreement with ExxonMobil that allows us to continue using the ERBITUX/cetuximab & antibody logo.

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

Some of our cancer treatments may be used in conjunction with in vitro diagnostic products to test patients for particular traits. In vitro diagnostic products are generally regulated by the FDA as medical devices. Before a medical device may be marketed in the United States, the manufacturer generally must obtain either clearance through a 510(k) pre-market notification (“510(k)”) process or approval through the pre-market approval application (“PMA”) process. Section 510(k) notifications may be filed only for those devices that are “substantially equivalent” to a legally marketed predicate device. If a device is not “substantially equivalent” to a legally marketed predicate device, a PMA must be filed. The pre-market approval procedure generally involves more complex and lengthy testing, and a longer review process than the 510(k) process.

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

In the United States, the research, manufacturing, distribution, sale, and promotion of drug and biological products are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services, other divisions of the United States Department of Health and Human Services (e.g., the Office of Inspector General), and state and local governments. For example, sales and marketing and medical affairs programs must comply with a variety of federal, state and local laws, and regulations and principles, such as the Medicare-Medicaid Anti-Fraud and Abuse Act, as amended, the False Claims Act, also as amended, the privacy provisions of the Health Insurance Portability and Accountability Act, or HIPAA, and the Pharmaceutical Research and Manufacturers of America Code on Interactions with Healthcare Professionals. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990, as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

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

This focus on pricing has led to other government action, and may lead to other action in the future. For example, in December 2003 federal legislation was enacted to change United States import laws and expand the ability to import lower priced versions of pharmaceutical products from Canada, where there are government price controls. These changes to the import laws will not take effect unless and until the Secretary of Health and Human Services certifies that the changes will lead to substantial savings for consumers and will not create a public health safety issue. The current Secretary of Health and Human Services has indicated that there is not a basis to make such a certification at this time. However, it is possible that this Secretary or a subsequent Secretary could make the certification in the future. In addition, legislative proposals have been made to implement the changes to the import laws without any certification, and to broaden permissible imports in other ways. Even if the changes to the import laws do not take effect, and other changes are not enacted, imports from Canada and elsewhere may increase due to market and political forces, and the limited enforcement resources of the FDA, the Customs Service, and other government agencies. For example, numerous states and localities have proposed programs to facilitate Canadian imports, and at least one locality has already begun such a program, notwithstanding questions raised by FDA about the legality of such actions. We expect that pressures on pricing results will continue.

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

We are aware of certain products under development or manufactured by competitors that are used or marketed for the prevention, diagnosis, or treatment of certain diseases that we have targeted for product development. Various companies are developing or commercializing biopharmaceutical products that potentially compete directly with our commercial product and product candidates. These include areas such as: (1) the use of biopharmaceutical and pharmaceutical products targeted to the EGFR or antibodies to that receptor to treat cancer; (2) the existence and development of inhibitors to angiogenesis; and (3) the existence and development of inhibitors to IGF. Currently there is one small molecule EGFR inhibitor approved by the FDA. OSI Pharmaceuticals, Inc. and Genentech, Inc. received approval from the FDA for Tarceva™ (erlotinib) for the treatment of patients with locally advanced or metastatic non-small cell lung cancer after failure of at least one prior chemotherapy regimen and for first-line pancreatic cancer when used in combination with Gemzar. AstraZeneca Pharmaceutical’s IRESSA® (gefitinib), a small molecule EGFR inhibitor has been withdrawn from the market after failing its confirmatory study with non-small cell lung cancer, yet they have ongoing studies in various tumor types. In addition, several product candidates are in advanced stages of clinical studies. We are aware of several companies that have potential antibody or other product candidates in clinical testing that target the EGFR and therefore may compete with our lead product, ERBITUX. These companies include, but are not limited to: (1) Amgen, Inc. which received approval in September 2006 for their IgG2 fully-human monoclonal antibody, panitumumab, for use as a single agent for highly refractory colorectal cancer (2) Pfizer, Inc.;

(3) GlaxoSmithKline plc; (4) Novartis; (5) Merck KGaA; (6) Wyeth; (7) Medarex; and (8) YM Bioscience Inc.

On February 26, 2004, Genentech received FDA approval for Avastin® for treatment in first-line metastatic colorectal cancer. Avastin® (including second-line CRC and first-line non-small cell lung cancer indications) is an approved therapeutic antibody designed to inhibit vascular endothelial growth factor (VEGF). While Avastin® does not target the EGFR and is indicated for a patient population different than the patient population in the pivotal studies we submitted as the basis of the FDA’s approval for ERBITUX (i.e., previously-untreated metastatic colorectal cancer patients versus irinotecan-refractory metastatic colorectal cancer patients), it is competing significantly with ERBITUX as a treatment for colorectal cancer and may compete significantly with ERBITUX as a treatment for other cancers. We believe that, notwithstanding the fact that the FDA has approved Avastin® and ERBITUX for the treatment of metastatic colorectal cancer in different indications, physicians have prescribed Avastin® outside of its approved indication and within ERBITUX’s approved indications. If physicians continue or accelerate such prescription of Avastin® outside of its approved indication, the prescription volume or market share of ERBITUX within its approved indication may be limited or may diminish.

During the third quarter of 2006, Amgen received FDA approval for Vectibix™ (panitumumab), which is indicated as a monotherapy for the treatment of patients with EGFR-expressing metastatic colorectal cancer who have disease progression, on or following fluoropyrimidine-, oxaliplatin- and irinotecan- containing regimens. We believe that ERBITUX’s strength and leadership in clinical data, the product’s established market presence, combined with our strategic planning and tactical execution will effectively position us to address our competition within the colorectal marketplace, however the addition of this direct competitor’s drug will likely adversely impact the marketability of ERBITUX.

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

OUR EMPLOYEES

We have assembled a qualified business, professional and scientific staff with a variety of complementary skills in a broad base of areas, including legal, finance, advanced research technologies, oncology, immunology, molecular and cell biology, antibody engineering, protein and medicinal chemistry and high-throughput screening. We believe that we have been successful to date in attracting and retaining skilled and experienced business and scientific professionals. We have also recruited a staff of technical and professional employees to carry out manufacturing at our Branchburg, New Jersey facilities. Of our 993 full-time personnel on January 31, 2007, 865 were employed at our New Jersey facilities and 128 were employed at our New York headquarters. Our staff includes 53 persons with Ph.D.’s and 16 with M.D.’s.

INDUSTRY SEGMENT

We operate in only one industry segment—biotechnology. We do not have any foreign operations, and our business is not seasonal.

ITEM 1A.        RISK FACTORS

Risks Relating to Our Business and Other Matters

The recent changes in the composition of our Board of Directors do not constitute a “change in control.” However, if in the future additional persons are added to the Board of Directors who are not deemed incumbent directors under certain of our employee benefit plans, a “change in control” may occur which may adversely affect our business.

The recent changes in the composition of our Board of Directors did not constitute a “change in control” for purposes of certain severance and compensation agreements entered into by the Company. However, if in the future additional persons who are not deemed incumbent directors for purposes of such agreements are added to the Board of Directors, a “change in control” may occur. Those agreements define incumbent directors as the directors serving on the date of the agreement and directors whose election was approved by two-thirds vote of the incumbent directors; provided that directors initially elected as a result of an actual or threatened proxy solicitation or election will not be deemed incumbent directors. If a “change in control” is deemed to occur, covered employees may become eligible for additional compensation if their employment is terminated without cause or if they leave the Company for good reason (as defined in the relevant agreements and plan documents) following such change in control. In addition, under certain circumstances, covered employees’ equity awards may also vest in full. If this occurs, we may bear additional expenditures to retain or replace the services of covered employees.

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

•       Any unfavorable publicity concerning the Company, ERBITUX or competitive drugs;

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

Under our agreement with BMS, BMS has the exclusive right to distribute ERBITUX in the United States and Canada, in exchange for which we receive royalty payments of 39% of BMS’ net sales of ERBITUX in the United States and Canada. Under our agreement with Merck KGaA, Merck has the exclusive right to market ERBITUX outside of the United States, Canada and Japan, in exchange for which we receive royalty payments based on Merck’s gross profit from ERBITUX sales. These royalty payments from BMS and Merck represent a significant portion of our current revenues. In addition, we receive milestone payments and reimbursements of various regulatory and clinical expenses as well as certain marketing and administrative expenses from BMS and Merck. Our reliance on these relationships creates a number of potential risks, including the risk that our corporate partners may not devote sufficient resources to our programs or product. If either BMS or Merck becomes unable to market effectively and sell sufficient quantities of ERBITUX, or otherwise unable to meet its contractual obligations, our revenues and/or profitability may be negatively impacted due to decreased revenues or increased commercial expenses on our part.

Recently, we informed BMS that we are not generally pleased with the results of our relationship with them. This led to a series of discussions between us and BMS with respect to the relationship. No agreements, arrangements or understandings have been reached with respect to the matters under discussion and no assurance can be given that any will result.

We operate in a highly competitive industry, including in terms of product pricing, that is subject to rapid and significant technological change.

The pharmaceutical industry in which we operate is highly competitive. Our present and potential competitors include major pharmaceutical and biotechnology companies, as well as specialty pharmaceutical firms. Certain of these companies have considerably greater financial, research, clinical, regulatory, manufacturing, and marketing resources than we do. We have already experienced significant competition to ERBITUX from Avastin® (bevacizumab) (a non-chemotherapeutic biopharmaceutical product manufactured by Genentech, Inc. and approved by the FDA as first- and second-line treatment for patients with metastatic colorectal cancer and as first-line treatment in non-small cell lung cancer). Xeloda® (capecitabine) (a chemotherapeutic biopharmaceutical product manufactured by Roche Laboratories, Inc. and also approved by the FDA as a first-line treatment for patients with metastatic colorectal cancer) has also presented competitive challenges. Vectibix™ (panitumumab) (an IgG2 anti-EGFR monoclonal antibody manufactured by Amgen and approved by the FDA as a single agent for patients where fouracil, oxaliplatin and irinotecan have failed). We believe that, notwithstanding the fact that the FDA has approved Avastin®, Xeloda®. Vectibix™ and ERBITUX for the treatment of metastatic colorectal cancer in different indications, physicians have prescribed each outside of their approved indications and within ERBITUX’s approved indications. ERBITUX is priced at a premium to all of these agents for a monthly course of therapy. We are also aware of products in development at other biotechnology or pharmaceutical companies that, if successful in clinical trials and approved for marketing, may be priced competitively and compete with ERBITUX for the indication for which we have FDA approval, or for indications for which we are seeking, or may seek, FDA approval. Business arrangements among our competitors may increase competition and the resources available to these competitors. In addition, the pharmaceutical industry has undergone, and is expected to continue to undergo, rapid and significant technological change, and we expect competition to increase with technical advances. The development of products or processes by our competitors with significant advantages over those that we are seeking to develop could cause the marketability of our products to stagnate or decline.

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

In some foreign markets, pricing and profitability of prescription pharmaceuticals are subject to government control. In the United States, there is, and we expect that there will continue to be, federal, state and local legislation aimed at imposing similar controls. In addition, we expect managed care and government initiatives in the United States to continue to put pressure on the pricing of pharmaceutical products. Cost control initiatives would decrease the price received by our collaborators for any of our products in the future. Further, cost control initiatives would impair or diminish our ability or incentive, or the ability or incentive of our partners or potential partners, to commercialize our other product candidates, and accordingly, our ability to earn revenues.

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

Cardinal Health Inc. (“Cardinal”) is currently our primary provider of filling and finishing services—the final stage of manufacturing for ERBITUX. On January 25, 2007, Cardinal announced it had reached an agreement to sell its Pharmaceutical Technologies and Services segment (which includes its fill-finish business) to Blackstone Group. In addition, we currently manufacture ERBITUX at our BB36 manufacturing facility, our BB50 manufacturing facility and through Cardinal. Any prolonged interruption in the operations of our or our contractors’ manufacturing and finishing facilities could result in cancellations of shipments, loss of product in the process of being manufactured, or a shortfall of available product inventory. A number of factors could cause interruptions, including a failure of our or our contractors’ manufacturing and finishing facilities to obtain FDA approval and maintain compliance with current good manufacturing practice requirements, changes in the FDA’s regulatory requirements or standards that require modifications to our manufacturing processes, action by the FDA that results in the halting of production of one or more of our products due to regulatory issues, a contract manufacturer going out of business, natural or other disasters, or other similar factors. Because our manufacturing and finishing processes and those of our contractors are highly complex and are subject to a lengthy FDA approval process and extensive ongoing regulation, alternative qualified production capacity may not be available on a timely basis or at all. We may also experience insufficient available capacity to manufacture existing or new products which could cause shortfalls of available product inventory. Difficulties or delays in our and our contractors’ manufacturing and supply of existing or new products could increase our costs, cause us to lose revenue or market share and damage our reputation. However, we are currently in the processs of taking the steps necessary to qualify an additional fill-finish provider.

Although the FDA has approved our BB36 manufacturing facilities and the facilities have passed multiple subsequent inspections, if we are unable to maintain FDA approval for BB36, it may cause shortfalls in our product inventory which would negatively impact our revenues and our business.

The Company expects to file a supplemental Biological License Application with the FDA for approval of our BB50 manufacturing facility in the first quarter of 2007, however, there are no guarantees that the FDA will approve it. If the FDA does not approve our BB50 manufacturing facility, then we will not be able to sell the ERBITUX manufactured there. As of December 31, 2006, we have capitalized approximately $35.5 million of inventory produced in BB50.

Our marketing partners may experience pressure to lower the price of ERBITUX because of new and/or proposed federal legislation, which would reduce our royalty revenue and may harm our business.

Federal legislation has altered the way in which physician administered drugs covered by Medicare, such as ERBITUX, are reimbursed, generally leading to lower reimbursement levels. This legislation also added an outpatient prescription drug benefit to Medicare, effective January 2006. The outpatient prescription drug benefit is provided primarily through private entities, which will attempt to negotiate price concessions from pharmaceutical manufacturers, including our collaborators. These negotiations may increase pressures to lower pricing for ERBITUX. While the law specifically prohibits the United States government from interfering in price negotiations between manufacturers and Medicare drug plan sponsors, some members of Congress are pursuing legislation that would permit the United States government to use its enormous purchasing power to demand discounts from pharmaceutical companies, thereby creating de facto price controls on prescription drugs, such as ERBITUX. In addition, the new law contains triggers for Congressional consideration of cost containment measures for Medicare in the event Medicare cost increases exceed a certain level. These cost containment measures could include some sorts of limitations on prescription drug prices that our collaborators charge for ERBITUX which would reduce our royalty revenue and harm our business.

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

There is no such abbreviated approval process under current law for biological products approved under the Public Health Service Act through a BLA, such as monoclonal antibodies, cytokines, growth factors, enzymes, interferons and certain other proteins. However, various proposals have been made to establish an abbreviated approval process to permit approval of generic or follow-on versions of these types of biological products. The proposals include proposals for legislation, and proposals for the FDA to extend its existing authority to this area. For example, some have proposed that the FDA allow a generic or follow-on copy of certain therapeutic biologics to be approved under an existing mechanism known as a 505(b)(2) application. A 505(b)(2) application is a form of an NDA, where the applicant does not have a right to reference some of the data being relied upon for approval. Under current regulations, 505(b)(2) applications can be used where the applicant is relying in part on published literature or on findings of safety or effectiveness in another company’s NDA 505(b)(2) applications have not been used to date for therapeutic biologic products. In addition, the use of 505(b)(2)  applications even for conventional chemical drug products is the subject of ongoing legal challenge. It is thus not clear what the permitted use of a 505(b)(2) application might be in the future for biologics products, or whether any other proposals on generic or follow-on biologics will be adopted. However, if the law is changed or if the FDA somehow extends its existing authority in new ways, and third parties are permitted to obtain approvals of versions of our products through an abbreviated approval mechanism and without conducting full clinical studies of their own, it could adversely affect our business. Such products would be significantly less costly than ours to bring to market, and could lead to the existence of multiple lower priced competitive products. This would substantially limit our ability to obtain a return on the investments we have made in those products.

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

Several lawsuits have been filed against us which may be costly to defend and the outcome of which are uncertain and may harm our business.

Litigations or arbitrations to which we are currently or have been subjected relate to, among other things, our patent and other intellectual property rights, licensing arrangements with other persons and those other claims more fully described under “Part I—Item 3. Legal Proceedings”, including an action brought by Yeda Research and Development Company Ltd. (“Yeda”) in which the U.S. District Court for the Southern District of New York ruled that three individuals associated with Yeda be named as sole inventors on U.S. Patent No. 6,217,866 relating to the therapeutic use of EGFR antibodies. We have appealed the ruling of the U.S. District Court for the Southern District of New York in this matter. If the Company’s appeal is unsuccessful and Yeda’s sole inventorship rights to the patent are upheld and the Company is unsuccessful with respect to its declaratory judgment action more fully described under “Part 1—Item 3. Legal Proceedings.” the Company may become obligated to pay Yeda a royalty and may be liable to Yeda for other damages.

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

The testing, manufacturing, marketing and sale of medical products entail an inherent risk of product liability. Liability exposures for biopharmaceuticals, such as ERBITUX, could prevent or interfere with continued sales of ERBITUX or the commercialization of any other products that we may develop. Product liability claims could require us to spend significant time and money in litigation or to pay significant damages. We currently have $30.0 million of aggregate product liability insurance coverage. Our business may be materially and adversely affected by a successful product liability claim or claims in excess of or outside our insurance coverage.

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

Stockholder Rights Plan.   We adopted a stockholder rights plan on February 15, 2002. Our stockholder rights plan, as amended May 4, 2006, may discourage any potential acquirer from acquiring more than 19.9% of our outstanding common stock since, subject to certain exceptions, upon this type of acquisition without approval of our Board of Directors, all other common stockholders will have the right to purchase a specified amount of our common stock at a substantial discount from market price, thus significantly increasing the acquisition cost to a potential acquirer.

Special Meetings.   According to our bylaws, special meetings of stockholders may be called only by our Board of Directors.

Removal of Directors.   Subject to the rights of BMS to elect at least one director, our bylaws provide that a director can be removed with or without cause by the affirmative vote of at least a majority of all votes entitled to be cast.

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

Over the past three years our common stock price has ranged from a high of $86.79 per share to a low of $26.28 per share. The market price of our common stock has been and may continue to be volatile.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None

ITEM 2.                PROPERTIES

180 Varick Street, New York, New York

We have occupied certain leased space at 180 Varick Street in New York City since 1986. The property serves as our corporate headquarters and biologics research facility. The original lease for two floors (sixth and seventh, totaling 45,000 square feet) was effective as of January 1, 1999. From 1999 to 2003 we have added additional space on the fifth and eighth floors of 11,786 square feet. In August 2004, we modified our existing operating lease to extend the term of the lease, which was to expire on December 31, 2004, for an additional ten years (with renewal rights) for a portion of the premises and by an additional three years (with renewal rights) for the space that currently houses our research department. The modification also added additional space on the fifth and eighth floors of 4,286 square feet in 2004 and granted us the right to add additional space in the future. Our rent expense was approximately $2.1 million for the year ended December 31, 2006.

325 Spring Street, New York, New York

On October 5, 2001, we entered into a sublease for a four-story building at 325 Spring Street, New York, New York, which includes approximately 100,000 square feet of usable space. The sublease has a term of just under 22 years, expiring on April 29, 2023, followed by two five-year renewal option periods. The future minimum lease payments remaining at December 31, 2006, are approximately $46.5 million over the term of the sublease. In order to induce the sub landlord to enter into the sublease, we made a loan to the sub landlord in the principal amount of a $10.0 million note receivable, of which approximately $8.4 million is outstanding as of December 31, 2006. The loan is secured by a leasehold mortgage on the prime lease as well as a collateral assignment of rents by the sub landlord. The loan is payable by the sub landlord over 20 years and bears interest at 5 1/2% in years one through five, 6 1/2% in years six through ten, 7 1/2% in years eleven through fifteen and 8 1/2% in years sixteen through twenty. In addition, we paid the owner a consent fee in the amount of $500,000. Effective March 1, 2005, the Company amended the sublease to add an additional 6,500 square feet of space upon all the same terms and conditions set forth in the sublease. In connection with this amendment, the Company paid an up-front fee of approximately  $1.7 million. In 2006, we incurred rent expense of approximately $2.4 million for this sublease.

22 ImClone Drive, Branchburg, New Jersey

In 1992, we acquired a 5.1 acre parcel of land and a 54,400 square foot building located at 22 ImClone Drive, Branchburg, New Jersey at a cost of approximately $4.7 million, including expenses. We have retrofitted the building to serve as our pilot facility for biologics manufacturing. When purchased, the facility had in place various features, including clean rooms, air handling, electricity, and water for injection systems and administrative offices. The cost for completion of facility modifications was approximately $5.4 million. We currently operate the facility to develop and manufacture biologics for a portion of our clinical studies. In January 1998, we completed the construction and commissioning of a 1,750 square foot process development center at this facility dedicated to manufacturing process optimization for existing products and the pre-clinical and Phase I development of new biological therapeutics. The cost of this construction activity was approximately $1.7 million.

33 ImClone Drive, Branchburg, New Jersey

On May 20, 2002, we purchased a 45,800 square foot warehouse on 6.94 acres of property located at 33 ImClone Drive. The purchase price for both land and building was $4.5 million. Extensive site work and exterior and interior renovations began in late June 2002. The location houses the clinical, regulatory, field operations, marketing, finance, human resources, legal, project management and MIS departments, as well as certain executive offices and other campus amenities. We have incurred approximately $4.5 million, for the renovation and fit-out of this facility. The administrative facility was ready for its intended use and put in operation in December 2002.

36 ImClone Drive, Branchburg, New Jersey

In July 2001, we completed the construction and placed into operation our 80,000 square foot manufacturing facility, BB36, adjacent to the pilot facility in Branchburg, New Jersey. BB36 was built on a 5.7 acre parcel of land we purchased in December 1999 for $700,000. During 2006, we completed a 5,000 square foot expansion for additional office space in this facility. BB36 contains three 10,000 liter (production volume) fermenters and is dedicated to the production of ERBITUX. BB36 cost a total of approximately $57.3 million.

50 ImClone Drive, Branchburg, New Jersey

The facility was built on a 7.12 acre parcel of land that we purchased in July 2000 for $950,000. The BB50 facility has a capacity of up to 110,000 liters (production volume) and three distinct manufacturing suites. BB50 cost a total of approximately $331.4 million.

41 ImClone Drive, Branchburg, New Jersey

This facility consists of  approximately 7,600 square feet of office space that is  leased by the Company. Effective September 1, 2005, we amended the lease for a five-year term to expire August 31, 2010, with the option to renew for two additional five-year terms, so the lease will automatically renew each term for up to two additional terms, unless terminated by our notice three months prior to the expiration of that term. In the year ended December 31, 2006, we incurred rent expense of $114,000 for this lease.

59-61 ImClone Drive, Branchburg, New Jersey

In June 2004, we entered into an operating lease for a 54,247 square foot facility located at 59-61 ImClone Drive in Branchburg, New Jersey. This lease expires on December 31, 2022, with no option to renew or extend beyond such date. Extensive interior renovations of approximately 24,000 square feet of the facility began in August 2004. The newly renovated areas house various laboratories used by our Quality Control and Clinical Pharmacology departments, as well as office space occupied by the Quality Assurance organization. The administrative area of the facility and the laboratories were put in operation in December 2004. The Phase I renovation and fit-out of this facility was completed in 2005 and had a total cost of approximately $5.4 million. We expect to incur an additional estimated $13.0 million for the Phase II renovation of this facility, which we expect to complete in 2007. In the year ended December 31, 2006, we incurred rent expense of $686,000 for this lease.

1181 Route 202N, Branchburg, New Jersey

On January 31, 2002, we purchased a 7.36 acre parcel of land located at 1181 Route 202. The parcel includes a 51,400 square foot building, 39,000 square feet of which is warehouse space and 12,000 square feet of which is office space. The purchase price for the property, initial improvements and renovation was approximately $8.1 million. We are currently using this property for warehousing and logistics for our Branchburg campus. Extensive renovations to the 12,000 square feet of office area were completed in the first quarter of 2003 to accommodate the relocation and consolidation of engineering, warehousing, logistics and quality assurance personnel from other campus locations. Interior renovations included office space, as well as the construction of a raw materials sampling laboratory, associated temperature-controlled storage locations and the addition of emergency power generation.

ITEM 3.                LEGAL PROCEEDINGS

A.   Litigation

1.   Federal Securities Actions

As previously reported, beginning in January 2002, a number of complaints asserting claims under the federal securities laws against the Company and certain of the Company’s directors and officers were filed in the U.S. District Court for the Southern District of New York. Those actions were consolidated under the caption Irvine v. ImClone Systems Incorporated, et al., No. 02 Civ. 0109 (RO). In the corrected consolidated amended complaint plaintiffs asserted claims against the Company, its former President and Chief Executive Officer, Dr. Samuel D. Waksal, its former Chief Scientific Officer and then-President and Chief Executive Officer, Dr. Harlan W. Waksal, and several of the Company’s other present or former officers and directors, for securities fraud under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b-5, on behalf of a purported class of persons who purchased the Company’s publicly traded securities between March 27, 2001 and January 25, 2002. The complaint also asserted claims against Dr. Samuel D. Waksal under section 20A of the Exchange Act on behalf of a separate purported sub-class of purchasers of the Company’s securities between December 27, 2001 and December 28, 2001. The complaint sought to proceed on behalf of the alleged classes described above, sought monetary damages in an unspecified amount and sought recovery of plaintiffs’ costs and attorneys’ fees. On January 24, 2005, the Company announced that it had reached an agreement in principle to settle the consolidated class action for a cash payment of $75.0 million, a portion of which would be paid by the Company’s insurers. The parties signed a definitive stipulation of settlement and as  provided for under the stipulation of settlement, on March 11, 2005, the Company paid $50.0 million into an escrow account, subject to Court approval of the proposed settlement. On July 29, 2005 the Court approved the proposed settlement and on August 5, 2005, the Company paid the remaining $25.0 million into the escrow account, with such funds to be held and distributed pursuant to the terms of the settlement documents. The Company received $20.5 million from its insurers with respect to these matters. The foregoing $20.5 million included $8.75 million, less attorneys fees of $875,000, that was paid to the Company under the derivative settlement discussed below.

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

In January 2003, New York State notified the Company that the Company was liable for the New York State and City income taxes that were not withheld because one or more the Company’s employees who exercised certain non-qualified stock options in 1999 and 2000 failed to pay New York State and City income taxes for those years. On March 13, 2003, the Company entered into a closing agreement with New York State, paying $4.5 million to settle the matter. The Company believes that substantially all of the underpayment of New York State and City income tax identified by New York State is attributable to the exercise of non-qualified stock options by the Company’s former President and Chief Executive Officer, Dr. Samuel D. Waksal. At the same time, the Company informed the IRS, the SEC and the United States Attorney’s Office, responsible for the prosecution of Dr. Samuel D. Waksal, of this issue. In order to confirm whether the Company’s liability in this regard was limited to Dr. Samuel D. Waksal’s failure to pay income taxes, the Company contacted current and former officers and employees who had exercised non-qualified stock options to confirm that those individuals had properly reported and paid their personal income tax liabilities for the years 1999 and 2000 in which they exercised options, which would reduce or eliminate the Company’s potential liability for failure to withhold income taxes on the exercise of those options. In the course of doing so, the Company became aware of another potential income and employment tax withholding liability associated with the exercise of certain warrants granted in the early years of the Company’s existence that were held by certain former officers, directors and employees, including the Company’s former President and Chief Executive Officer, Samuel D. Waksal, the Company’s former General Counsel, John B. Landes, the Company’s former Chief Scientific Officer,

Harlan W. Waksal, and the Company’s former director and Chairman of the Board, Robert F. Goldhammer. Again, the Company promptly informed the IRS, the SEC and the United States Attorney’s Office of this issue. The Company also informed New York State of this issue. On June 17, 2003, New York State notified the Company that based on this issue, they were continuing a previously conducted audit and were evaluating the terms of the closing agreement to determine whether it should be re-opened. On March 31, 2004, the Company entered into a new closing agreement pursuant to which the Company paid New York State an additional $1.0 million in full satisfaction of all the deficiencies and determinations of withholding taxes for the years 1999-2001. Therefore, the Company has eliminated the liability of approximately $2.8 million which was accrued as of December 31, 2003, primarily attributable to New York State withholding taxes on stock options and warrants exercised by Dr. Samuel D. Waksal and has recognized a benefit of approximately $1.8 million as a recovery in the Consolidated Statements of Operations in the first quarter of 2004.

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

After disclosure to the IRS in 2003, the IRS commenced audits of the Company’s income tax and employment tax returns for the years 1999-2001. The Company has cooperated in full with this audit and has responded to all requests for information and documents received from the IRS. On February 8, 2006, the Company received a draft of the IRS’s report of its preliminary findings with respect to the employment tax audit. The draft report indicated that the IRS, in addition to imposing liability on the Company for taxes not withheld, intended to assert penalties with respect to both the failure to withhold on non-qualified stock options and the failure to report and withhold on the warrants described above. On March 14, 2006, the Company reached an agreement in principle with the IRS to resolve the employment tax audit, which includes the Company’s agreement to the imposition of an accuracy-related penalty under Section 6662 of the Internal Revenue Code. Under this agreement in principle, the Company made a total payment of approximately $31.7 million to the IRS. The Company had previously recorded a withholding tax liability of $18,096,000 and a withholding tax asset of $274,000 in its consolidated Balance Sheet as of December 31, 2004. Based on the agreement in principle reached with the IRS, the Company has eliminated the withholding tax asset of $274,000 and recorded an additional withholding tax liability of approximately $13.9 million, or a total of $32.0 million, in its Consolidated Balance Sheet as of December 31, 2005. As a result, the Company recorded a net withholding tax expense of approximately $14.2 million  in the fourth quarter of 2005. In the fourth quarter of 2006, the Company reversed the remaining $264,000 of excess liability related to this settlement.

C.   Actions Against Dr. Samuel D. Waksal

As previously reported, on August 14, 2002, after the federal grand jury indictment of Dr. Samuel D. Waksal had been issued but before Dr. Samuel D. Waksal’s guilty plea to certain counts of that indictment, the Company filed an action in New York State Supreme Court seeking recovery of certain compensation, including advancement of certain defense costs, that the Company had paid to or on behalf of Dr. Samuel D. Waksal and cancellation of certain stock options. That action was styled ImClone Systems Incorporated v. Samuel D. Waksal, Index No. 02/602996. On July 25, 2003, Dr. Samuel D. Waksal filed a Motion to Compel Arbitration seeking to have all claims in connection with the Company’s action against him resolved in arbitration. By order dated September 19, 2003, the Court granted Dr. Samuel D. Waksal’s motion and the action was stayed pending arbitration. On September 25, 2003, Dr. Samuel D. Waksal submitted a Demand for Arbitration with the American Arbitration Association (the “AAA”), by which Dr. Samuel D. Waksal asserts claims to enforce the terms of his separation agreement, including provisions relating to advancement of legal fees, expenses, interest and indemnification, for which Dr. Samuel D. Waksal claims unspecified damages of at least $10.0 million.

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

On December 21, 2005, the Company and Dr. Samuel D. Waksal entered into a settlement agreement with respect to the foregoing actions, providing for, among other things, judgments in both actions in the Company’s favor. The settlement agreement includes the payment of director and officer legal fee expense indemnification by the Company, for which the Company paid approximately $2.0 million in the fourth quarter of 2005.

D.   Intellectual Property Litigation

As previously reported, on October 28, 2003, a complaint was filed by Yeda Research and Development Company Ltd. (“Yeda”) against ImClone Systems and Aventis Pharmaceuticals, Inc. in the U.S. District Court for the Southern District of New York (03 CV 8484). This action did not seek damages, but rather alleged that three individuals associated with Yeda should also be named as co-inventors on U.S. Patent No. 6,217,866, which relates to the therapeutic use of EGFR antibodies (such as ERBITUX, the Company’s EGFR antibody product) in combination with chemotherapy. The Company has exclusively licensed this patent from Rhone-Poulenc Rorer Pharmaceuticals, now known as Sanofi-Aventis. On June 7, 2005, Yeda amended its U.S. complaint to seek sole inventorship of the subject patent. On November 4, 2005, the Court denied the Company’s motion for summary judgment with respect to this matter, as filed with the Court on June 24, 2005. At the same time, the Court granted summary judgment to Yeda dismissing two of ImClone’s affirmative defenses. A bench trial on the merits of Yeda’s complaint was held between June 5, 2006 and July 19, 2006. On September 18, 2006, the Court ruled in favor of Yeda by awarding it sole inventorship rights to the patent. ImClone Systems then appealed the Court’s decision to the Court of Appeals for the Federal Circuit. The appeal was docketed on October 5, 2006 (as No. 2007-1012), and is in its early stages. The Company, having had the advice of its patent counsel, believes the positions raised on appeal are sound, and it plans to vigorously pursue this appeal.

On September 20, 2006, subsequent to the Court’s inventorship decision, the Company also filed an action (06 CV 7190) against Yeda in the U.S. District Court for the Southern District of New York seeking a declaratory judgment that the patent is invalid due to the removal of the originally named inventors. On October 31, 2006, Yeda filed an answer and counterclaim to the Company’s declaratory judgment complaint in which Yeda alleges the Company is liable to Yeda for willful patent infringement, unjust enrichment and conversion, and seeks damages from the Company and an order requiring the Company to license the patent and pay Yeda royalties until the patent expires. The declaratory judgment action is in its early stages. The Company,  having had the advice of its patent counsel, believes that the claims asserted in the declaratory judgment action are sound, and that Yeda’s counterclaims are not sound, and it plans to vigorously pursue this action. If the Company’s appeal is unsuccessful and Yeda’s sole inventorship rights to the patent are upheld and the Company is unsuccessful with respect to its declaratory judgment action, the Company may become obligated to pay Yeda a royalty and may be liable to Yeda for other damages.

As previously reported, on March 25, 2004, an action was filed in the United Kingdom Patent Office entitled Referrer’s Statement requesting transfer of co-ownership and amendment of patent EP (UK) 0 667 165 to add three Yeda employees as inventors. Also on March 25, 2004, a German action entitled Legal Action was filed in the Munich District Court I, Patent Litigation Division, in which Yeda sought a 75% ownership interest in patent EP (DE) 0 667 165 based on its allegation that the inventorship on that patent was incorrect. The Company was not named as a party in these actions which relate to the European equivalent of U.S. Patent No. 6,217,866 discussed above. Accordingly, the Company intervened in the U.K. and German actions. Yeda sought to amend its pleadings in the United Kingdom and Germany to seek sole inventorship and sole ownership. Following hearings, both the U.K. and German courts held that Yeda was not entitled to amend its pleadings. In the U.K., Yeda sought leave from the House of Lords to appeal the High Court’s decision, and such leave was granted in November 2006. In Germany, Yeda has appealed the lower court’s decision to the Higher Regional Court of Munich. Additionally, on or about March 25, 2005 and March 29, 2005, respectively, Yeda filed legal actions in Austria and France against both Aventis and ImClone Systems seeking full inventorship of EP (AU) 0 667 165 and EP (FR) 0 667 165, as well as payment of legal costs and fees. The Company, having had the advice of its patent counsel, believes there are sound defenses to these actions, and it presently plans to vigorously defend against the claims asserted. In addition, in December 2002, Opposition Proceedings seeking to revoke the European patent discussed above were brought by Scripps Research Institute Amgen Inc. Abgenix, Inc. and YM Biosciences Inc. An Opposition Proceeding is an administrative process, the outcome of which may be that the European patent will be revoked. The Company has vigorously defended its position in this matter, which is suspended pending a final determination on the Yeda matter discussed above.

As previously reported, on May 4, 2004, a complaint was filed against the Company by Massachusetts Institute of Technology (“MIT”) and Repligen Corporation (“Repligen”) in the U.S. District Court for the District of Massachusetts (04-10884 RGS). This action alleges that ERBITUX infringes U.S. Patent No. 4,663,281, which is owned by MIT and exclusively licensed to Repligen and that the Company should therefore pay damages. On July 28, 2006, the Court denied the Company’s motion for summary judgment seeking to dismiss all claims on the basis that the patent rights at issue were exhausted as a matter of law and granted MIT and Repligen’s cross motion that their patent rights were not exhausted. On September 26, 2006, a hearing was held in response to a Motion for Sanctions filed by Repligen, which alleged that the Company’s counsel, Kenyon & Kenyon, and the Company acted improperly during and after the deposition of one of Repligen’s potential witnesses. Repligen seeks evidentiary sanctions which may limit the Company’s proofs on non-infringement issues, and the Court has raised the possibility that Kenyon & Kenyon may be disqualified from further representation of the Company in the case. The Company and Kenyon & Kenyon deny any improper conduct. The Court has not ruled on the motion, and it is not possible to predict what impact, if any, this collateral matter may have in the case. Upon a ruling by the Court, the case will proceed to trial on the merits of the Company’s other defenses. The Company, having had the advice of its patent counsel, believes that its defenses are sound, and it presently plans to vigorously defend against the claims asserted.

On February 5, 2007, a complaint was filed against the Company by Abbott Laboratories (“Abbott”) in the U.S. District Court for the District of Massachusetts (07-cv-10216). This action alleges that the manufacture and sale of ERBITUX infringes U.S. Patent No, 5,665,578, which is owned by Abbott and that the Company should therefore pay damages. As of this time, the Company has not yet filed an answer to this complaint. The Company plans to vigorously defend against any claims asserted in this action. The Company is unable to predict the outcome of this action at the present time.

No reserve has been established in the financial statements for any of the items described in this “Part I—Item 3. Legal Proceedings. D. Intellectual Property Litigation” immediately set out above because the Company does not believe that such a reserve is required to be established at this time under Statement of Financial Accounting Standards No. 5. However, if in a future period, events in any such legal proceedings render it probable that a loss will be incurred and if such loss is reasonably estimable, the Company will establish such a reserve. Thus, it is possible that legal proceedings and settlements arising therefrom, if any, may have a material adverse impact on operating results for that period, on our balance sheet or both.

The Company is developing a fully-human monoclonal antibody referred to as IMC-11F8. The Company believes it has the right to do so under its existing development and license agreement with Merck KGaA. However, Merck KG&A had advised the Company that it believed that IMC-11F8 was covered under the development and license agreement with Merck KGaA and that it could therefore have the exclusive rights to market IMC-11F8 outside the United States and Canada and co-exclusive development rights in Japan, for which it would pay the same royalty as it pays for ERBITUX. In agreement with Merck KGaA, the Company submitted this dispute to binding arbitration through an expedited process outside of the provisions of the development and license agreement. Merck KGaA subsequently took the position that the expedited arbitration provision was no longer valid and the Company sued Merck KGaA in federal court in the Southern District of New York to either enforce the arbitration provision previously agreed to or to have the court decide the question of whether IMC-11F8 is or is not covered under the development and license agreement with Merck KGaA. On November 29, 2005, the Court granted the Company’s motion to enforce the expedited arbitration provision previously agreed to, and subsequently appointed a new arbitrator to hear and decide this dispute. On March 31, 2006, the arbitrator decided the matter in favor of the Company, finding that Merck KGaA had no rights to IMC-11F8. That decision is binding and unappealable pursuant to the parties’ arbitration agreement and the parties have subsequently confirmed the arbitration award.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)   MARKET INFORMATION

Our common stock is traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “IMCL”.

The following table sets forth, for the periods indicated, the range of high and low sale prices for our common stock on the Nasdaq Global Select Market, as reported by Nasdaq. The quotations shown represent inter-dealer prices without adjustment for retail mark-ups, mark-downs or commissions, and may not necessarily reflect actual transactions.

	High	Low
Year ended December 31, 2006
First Quarter	$39.17	$33.26
Second Quarter	$43.08	$32.67
Third Quarter	$39.80	$27.40
Fourth Quarter	$33.74	$26.28
Year ended December 31, 2005
First Quarter	$46.12	$34.50
Second Quarter	$35.53	$30.11
Third Quarter	$36.55	$29.90
Fourth Quarter	$36.11	$28.65

On February 20, 2007, the closing price of our common stock as reported by Nasdaq was $29.20.

(b)   STOCKHOLDERS

As of the close of business on February 20, 2007, there were 331 holders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of holders of record because a large portion of our common stock is held in broker “street names.”

(c)   DIVIDENDS

We have never declared cash dividends on our common stock and have no present intention to declare any cash dividends in the foreseeable future.

(d)   SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The information regarding securities authorized for issuance under our equity compensation plans is disclosed in Item 12—“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

(e)   PERFORMANCE GRAPH

The following graph compares total stockholder returns from December 31, 2001 through December 31, 2006 to The Nasdaq Stock Market (U.S. Companies) Total Return Index and The Nasdaq Pharmaceutical Stocks Total Return Index. The Nasdaq Stock Market (U.S. Companies) Total Return Index comprises all domestic common shares traded on the Nasdaq National Market and the Nasdaq SmallCap Market. The Nasdaq Pharmaceutical Stocks Total Returns Index represents all companies, including biotechnology companies, trading on Nasdaq classified under the Standard Industrial Classification Code for pharmaceuticals.

The graph assumes that the value of the investment in the Company’s Common Stock and in the above referenced indices was $100.00 at December 31, 2001 and that all dividends were reinvested. The Company’s Common Stock price on December 31, 2001 (on which the graph is based) was $46.46. The stockholder return shown on the following graph is not necessarily indicative of future performance.

	ImClone	Nasdaq US	Nasdaq Pharmaceutical Stocks
December 31, 2001	$100.00	$100.00	$100.00
December 31, 2002	22.86	72.20	64.92
December 31, 2003	85.36	108.58	93.35
December 31, 2004	99.18	120.76	100.02
December 31, 2005	73.70	136.22	114.24
December 31, 2006	57.60	149.66	111.83

(f)   RECENT SALES BY THE COMPANY OF UNREGISTERED SECURITIES; PURCHASES OF EQUITY SECURITIES

We did not sell any unregistered securities in the years ended December 31, 2006, 2005 or 2004. On September 19, 2005, we announced the approval, by our Board of Directors, of a stock repurchase program permitting the repurchase of up to $100.0 million of outstanding shares of the Company’s common stock during a two year period. We did not repurchase any shares of the Company’s common stock during 2006. During the fourth quarter of 2005, we purchased 811,416 shares at an average price of $30.62 per share, for aggregate consideration of approximately $24.8 million.

ITEM 6.                SELECTED FINANCIAL DATA.

The following selected consolidated financial information for the five years ended December 31, 2006 has been derived from the audited consolidated financial statements. The information below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7- “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K in order to fully understand factors that may affect the comparability of the information presented below.

	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Revenues(1)	$677,847	$383,673	$388,690	80,830	$60,005
Operating expenses(2)	388,622	316,894	263,424	189,681	214,854
Net income (loss)(3)	370,674	86,496	113,563	(112,502)	(157,949)
Basic income (loss) per common share	4.40	1.03	1.43	(1.52)	(2.15)
Diluted income (loss) per common share	4.11	1.01	1.33	(1.52)	(2.15)
Total assets	1,839,836	1,343,415	1,434,776	381,595	484,506
Long-term obligations	603,391	602,491	603,434	242,979	241,972
Deferred revenue	379,877	359,025	457,808	337,232	322,504
Accumulated deficit	71,785	442,459	528,955	642,608	530,106
Total stockholders’ equity (deficit)(4)	759,649	252,404	178,838	(270,593)	(185,629)

We        have paid no dividends.

(1)          Revenues in 2006, 2005 and 2004 include royalties related to the sales of ERBITUX by our corporate partners BMS and Merck KGaA and manufacturing revenue related to sales of ERBITUX to these partners for commercial use.

(2)          Operating expenses include charges in 2005 of approximately $14.2 million related to withholding taxes and $6.2 million related to the discontinuation of our small molecule research program, and a charge in 2004 of approximately $55.4 million related to a stockholders’ litigation settlement.

(3)          Net income in 2006 includes the recognition of $112.7 million of revenue for a one-time catch-up adjustment related to the achievement of a $250.0 million milestone from BMS, as well as a release of  approximately $111.3 million related to a portion of the valuation allowance against deferred taxes.

(4)          In 2005, the Company’s Board of Directors approved a share repurchase plan permitting the repurchase of the Company’s common stock up to a total aggregate amount of $100.0 million. During the fourth quarter of 2005, we purchased 811,416 shares at an average price of $30.62 per share, for aggregate consideration of approximately $24.8 million.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

OVERVIEW

ImClone Systems is a biopharmaceutical company whose mission is to advance oncology care by developing and commercializing a portfolio of targeted treatments designed to address the medical needs of patients with cancer. Our commercially available product, ERBITUX binds specifically to epidermal growth factor receptor (EGFR, HER1, c-ErbB-1) on both normal and tumor cells, and competitively inhibits the binding of epidermal growth factor (EGF) and other ligands, such as transforming growth factor-alpha. We are conducting, and in some cases have completed, clinical studies evaluating ERBITUX for broader use in colorectal cancer, for the potential treatment of lung and pancreatic cancers, as well as other potential indications.

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

On December 1, 2003, Swissmedic, the Swiss agency for therapeutic products, approved ERBITUX in Switzerland for the treatment of patients with colorectal cancer who no longer respond to standard chemotherapy treatment with irinotecan. Merck KGaA licensed the right to market ERBITUX outside the United States and Canada from the Company in 1998. On June 30, 2004, Merck KGaA received marketing approval by the European Commission to sell ERBITUX for use in combination with irinotecan for the treatment of patients with EGFR-expressing metastatic colorectal cancer after failure of irinotecan including cytotoxic therapy. On December 22, 2005, Swissmedic approved ERBITUX in Switzerland in combination with radiation in the treatment of patients with previously untreated, advanced SCCHN. On April 3, 2006, Merck KGaA was granted marketing authorization by the European Commission to extend the use of ERBITUX, in combination with radiotherapy, to the treatment of patients with locally advanced SCCHN. In Japan, Merck KGaA has marketing rights to ERBITUX, which are co-exclusive to the co-development rights of the Company and BMS. In February 2007, an application was submitted with the Japanese Pharmaceuticals and Medical Devices Agency for the use of ERBITUX in treating patients with advanced colorectal cancer. ERBITUX is the first IgG1 monoclonal antibody that inhibits EGFR to be submitted for marketing authorization in Japan.

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

•       any business development transactions;

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

As a result of our substantial investment in research and development, we have incurred significant operating losses and have an accumulated deficit of approximately $71.8 million as of December 31, 2006. We anticipate that our accumulated deficit may continue to decrease in the future as we earn revenues on commercial sales of ERBITUX and generate net income. There is no assurance that we will be able to continue to successfully manufacture, market or commercialize ERBITUX or that potential customers will buy ERBITUX. We rely entirely on third-party manufacturers for filling and finishing services with respect to ERBITUX. If our current third-party manufacturers or critical raw material suppliers fail to meet our expectations, we cannot be assured that we will be able to enter into new agreements with other suppliers or third-party manufacturers without an adverse effect on our business.

HIGHLIGHTS AND OUTLOOK

2006 was a year of transformation for ImClone. During the first quarter of 2006, the Company’s  Board of Directors engaged an investment bank to conduct a full review of the Company’s strategic alternatives to maximize shareholder value. At the completion of this effort, in August 2006, the Board of Directors concluded that the Company should remain independent. In September 2006, Carl C. Icahn, Alexander J. Denner, Ph.D., Barberry Corp and High River Limited Partnership  filed a consent solicitation to remove six members of the Company’s  Board of Directors as well as to add Peter S. Liebert, M.D. to the Board. In October  2006, David M. Kies, then Chairman of the Company’s Board of Directors, and William W. Crouse resigned from the Board of Directors. Peter S. Liebert, M.D., was appointed to fill one of the vacancies resulting from the resignations and Carl C. Icahn was appointed  Chairman of the Board of Directors. In addition, on October 24, 2006,  Joseph L. Fischer resigned as Interim Chief Executive Officer and as a member of the Board of Directors and was replaced by a newly formed Executive Committee of the Board (the “Executive Committee”), chaired by Alexander J. Denner, Ph.D., and including Directors Richard Mulligan, Ph.D., and Charles Woler, M.D., Ph.D. The Executive Committee will serve as the principal executive body for the Company until a Chief Executive Officer is named. The Company also announced that Directors Vincent T. DeVita, Jr., M.D., John A. Fazio and William R. Miller will not stand for reelection to the Board of Directors at the Company’s next annual meeting. In addition, the Board determined that it would waive all director fees for six months and all option grants for directors for the next year. As a result of these developments, Carl C. Icahn and related parties withdrew their shareholder consent solicitation.

2006 also marked a significant milestone for ERBITUX, which reached $1 billion in annual in-market global sales. From a clinical perspective, in the fourth quarter of 2006, we began to obtain much anticipated Phase III clinical data from a number of trials that could result in the utilization of ERBITUX in novel therapeutic regimens. Specifically, on November 6, 2006, we and our partner BMS announced results from two randomized Phase III trials of ERBITUX in patients with metastatic colorectal cancer. A randomized, multicenter, Phase III trial compared ERBITUX plus best supportive care to best supportive care alone in 572 patients with metastatic colorectal cancer whose disease was refractory to all available chemotherapy, including irinotecan, oxaliplatin, and fluoropyrimidines. The study, conducted by the National Cancer Institute of Canada Clinical Trials Group in collaboration with the Australasian Gastro-Intestinal Trials Group, met its primary efficacy endpoint showing a statistically significant improvement in overall survival. A second Phase III, randomized study, compared irinotecan to irinotecan plus ERBITUX in approximately 1,300 patients whose disease was not responding to first-line oxaliplatin-based chemotherapy. After randomization, patients were treated until their disease progressed. Upon disease progression, study treatment was stopped and further treatment was at the discretion of the physician. Secondary efficacy endpoints (progression free survival, response rate) strongly favored the combination of ERBITUX plus irinotecan over irinotecan alone; however, the primary endpoint (overall survival) was not met, possibly because a high proportion of patients in the control (irinotecan only) arm received treatment with ERBITUX following development of progressive cancer, potentially confounding the interpretation of this endpoint.  In January 2007, we and our partner BMS announced that a Phase III study of ERBITUX plus FOLFIRI (an irinotecan- based chemotherapy) met the primary endpoint of increasing median duration of progression-free survival over FOLFIRI alone in patients with previously untreated metastatic colorectal cancer. More than 1,000 patients were recruited from around the world to participate in the study, known as the CRYSTAL study. These studies represent the beginning of a series of data milestones from a number of registrational quality clinical studies of ERBITUX expected to mature through 2008 and most importantly, provide new important information with patients with metastatic colorectal cancer.

Looking ahead, the Executive Committee is planning substantial activity for the Company during 2007. In addition to analyzing the implications of the on-going clinical data for our business, we are also addressing a number of other issues of key importance to the Company, such as (1) optimizing the Company’s business and assets; (2) identifying the principal impediments to the realization of the Company’s potential; and (3) assigning individual responsibility for achieving the targets we set. Our goal is to invest our resources wisely, take significant but calculated risks, and rebalance the Company’s assets to make them more appropriate for its current position. As we continue our search for a permanent Chief Executive Officer, the Executive Committee intends to provide effective leadership and work aggressively in the best interest of the Company.

ERBITUX remains the engine of the Company and the principal focus of our efforts. We are continually evaluating the optimal internal investment relative to the opportunities we see for its continued growth and development and, as we have disclosed in the past, we are in discussions with our corporate partner, BMS regarding the best way to take advantage of such opportunities. We believe that ERBITUX’s future remains very attractive, and we are committed to ensuring the most effective commercial strategy and clinical development plan. The Company’s pipeline is just as critical. We believe the potential of each of ImClone’s antibodies is extraordinary, particularly in light of the robust development plans we look forward to implementing beginning in 2007. While we hope to demonstrate some of this value through select partnerships, we are keen to reserve for ourselves as much of this potential value as our development resources will allow. 2007 will be a significant year for the pipeline. We are also taking significant steps to energize the discovery activities at ImClone, as we believe that commitment to science will continue to drive the development of innovative therapeutic products.

Finally, we are also evaluating our physical infrastructure needs, including our second commercial manufacturing facility, BB50, and our facility at 325 Spring Street in New York. Given the anticipated excess capacity of BB50, we may consider ways to better achieve the economic opportunities afforded by this facility, including but not limited to the initiation of contract manufacturing activities. As for the Company’s legal proceedings, we are diligently pursuing legal strategies that we believe will lead to acceptable resolutions, however legal proceedings can take time to resolve.

With respect to financial guidance for 2007, we anticipate that milestone revenues will range between $100 to $140 million, depending on the level of clinical spending for ERBITUX; and we anticipate a range of $60-$70 million of collaborative agreement revenue. Starting in the first quarter of 2007, the reimbursement rate from BMS for third party royalty expense will decrease from 4.5% to 2.5% based on our contractual agreement. We anticipate spending approximately 45% more in 2007 in research and development activities. The increase in this category is primarily due to an increase in projected clinical shipments of ERBITUX with the remaining increase due to increased development cost related to our pipeline. Clinical and regulatory expenses in 2007 are expected to nearly double from 2006 based on a focused investment strategy to develop our pipeline candidates beyond Phase I as well as Phase III studies of ERBITUX in multiple tumor types. Marketing, general and administrative expenses in 2007 are expected to be consistent with 2006, reflecting our continued focus on efficiencies and cost saving initiatives. Finally, from a cash tax perspective, it is important to note that we have sufficient tax operating losses to offset taxable income on our tax return, thereby substantially eliminating our need to pay cash taxes. From a financial statement perspective, we expect that our effective tax rate in 2007 will be in the range of 40%-43%. This rate is calculated without assuming any change in the valuation allowance in 2007. We expect capital expenditures in 2007 in the range of $25.0 million. It should be noted that the guidance above assumes continuation of our current operating structure, without the impact of any possible business development opportunities.

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

Revenues from license fees and milestone payments primarily consist of up-front license fees and milestone payments received under the Commercial Agreement with BMS, relating to ERBITUX, and milestone payments received under the development and license agreement with Merck KGaA. We recognize all non-refundable up-front license fees as revenues in accordance with the guidance provided in the SEC’s Staff Accounting Bulletin No. 104. Our most critical application of this policy, to date, relates to the $900.0 million in license fees received from BMS under the Commercial Agreement which are being deferred and recognized as revenue based upon the actual product research and development costs incurred since September 19, 2001 to date by BMS and ImClone as a percentage of the estimated total of such costs to be incurred over the 17 year term of the Commercial Agreement. The estimated total of such costs is based on the clinical development budget which establishes joint responsibilities that will be carried out by both the Company and BMS for certain clinical and other studies. Of the $900.0 million in payments received through December 31, 2006, approximately $231.9 million was recognized as revenue in 2006 and approximately $525.8 million from the commencement of the Commercial Agreement in 2001 through December 31, 2006. The methodology used to recognize deferred revenue involves a number of estimates and judgments, such as the estimate of total product research and development costs to be incurred under the Commercial Agreement. Changes in these estimates and judgments can have a significant effect on the size and timing of revenue recognition. In addition, if management had chosen a different methodology to recognize the license fee and milestone payments received under the Commercial Agreement, the Company’s financial position and results of operations could have differed materially. For example, if the Company were to recognize the revenues earned from the Commercial Agreement on a straight-line basis over the life of the agreement, the Company would have recognized approximately $60.4 million and $189.2 million as revenue for 2006 and from the commencement of the Commercial Agreement, respectively, through December 31, 2006. Management believes that the current methodology used to recognize revenues under the Commercial Agreement, which reflects the level of effort consistent with the product development activities, is the most appropriate methodology because it reflects the level of expenditure and activity in the period in which it is being spent as compared to the total expected expenditure over the life of the Commercial Agreement. This cost to cost approach is systematic and rational, it provides a factually supportable pattern to track progress, and is reflective of the level of effort, which varies over time.

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

Inventories—Until February 12, 2004, all costs associated with the manufacturing of ERBITUX were included in research and development expenses when incurred. Effective February 13, 2004, the date after the Company received approval from the FDA for ERBITUX, we began to capitalize in inventory the cost of manufacturing ERBITUX and will expense such costs as cost of manufacturing revenue at the time of sale. Since we had previously expensed all inventory produced, the costs of manufacturing revenue in 2004 reflected minimal costs that primarily consisted of shipping and storage charges. In 2005, we continued to sell inventory that was previously expensed and gradually began to sell inventory that was partially expensed, since there was inventory in process on the date that we received FDA approval of ERBITUX. In the first quarter of 2006, we sold all partially expensed inventory and we expect that our quarterly margins on sales of ERBITUX will therefore begin to stabilize beginning in 2007. The fluctuation in our margin is based on various circumstances such as the level of demand from our partners and the costs of filling and finishing the product (which does not include a markup when selling to BMS), relative to the overall costs of the bulk product.

Our policy is to capitalize inventory costs associated with our products when, based on management’s judgment,  future economic benefit is expected to be realized. Our accounting policy addresses the attributes that should be considered in evaluating whether the costs to manufacture a product have met the definition of an asset as stipulated in FASB Concepts Statement No. 6. If applicable, we assess the regulatory and approval process including any known constraints and impediments to approval. We also consider the shelf-life of the product in relation to the expected timeline for approval. We  review our inventory for excess or obsolete inventory and write down obsolete or otherwise unmarketable inventory to its estimated net realizable value.

In June 2006, we began producing ERBITUX for commercial use at our BB50 manufacturing facility. Based on our current timeline, we expect to file a sBLA with the FDA for approval of our BB50 facility in the first quarter of 2007. Until such time as we receive approval of BB50 from the FDA, we will not be able to sell the ERBITUX inventory produced in BB50. Based on management’s current expectations, we expect that the costs of such inventory will be fully realizable once we obtain approval of BB50. Therefore, in June 2006 we began to capitalize the costs of producing ERBITUX in BB50 and will continue to do so, as long as we can conclude that the costs of such inventory will be fully realizable. As of December 31, 2006, we have capitalized approximately $35.5 million of inventory produced in BB50.

Litigation—The Company is currently involved in certain legal proceedings more fully described under “Part I—Item 3. Legal Proceedings” and as disclosed in the notes to the consolidated financial statements. As of December 31, 2006, we have not established a legal reserve in our financial statements because we do not believe that such a reserve is required to be established at this time, in accordance with Statement of Financial Standards No. 5. However, if in a future period, events in any such legal proceedings render it probable that a loss will be incurred, and if such loss is reasonably estimable at that time, we will establish such a reserve. Thus, it is possible that legal proceedings may have a material adverse impact on the operating results for that period, on our balance sheet or both.

Long-Lived Assets—We review long-lived assets for impairment when events or changes in business conditions indicate that their full carrying value may not be recovered. Assets are considered to be impaired and written down to fair value if expected associated undiscounted cash flows are less than carrying amounts. Fair value is generally determined as the present value of the expected associated cash flows. As noted under Item 2- “Properties”, we own a number of buildings that are primarily dedicated to the manufacturing of ERBITUX and other clinical products in our pipeline. Based on management’s current estimates, we expect to recover the carrying value of such assets. Changes in regulatory or other business conditions in the future could change our judgments about the carrying value of these facilities, which could result in the recognition of material impairment losses.

Income Taxes—Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Significant estimates are required in determining our provision for income taxes. In 2006, we released a portion of our valuation allowance against our deferred tax assets. This partial release was based on revised expectations of our projected book and taxable income which caused us to conclude that it is more likely than not that a portion of the benefits of these deferred tax assets would be realized. This release resulted in net tax benefit of approximately $111.3 million. The financial projections supporting our conclusion to release a portion of our valuation allowance contain significant assumptions based on current facts about our market share and our competitive landscape. If such assumptions were to differ significantly, it may have a material impact on our ability to realize our deferred tax assets. We will continue to monitor our current performance and future financial projections, including market share and competitive landscape, in order to determine the effect on the valuation allowance.

Impact of Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes.” It also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification of interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We have reviewed our tax positions and we do not expect that the Interpretation will have a material impact on our results of operations or financial position.

RESULTS OF OPERATIONS

Selected financial and operating data for the three years ended December 31, 2006, 2005 and 2004 are as follows: (in thousands)

	2006	2005	2004	2006 vs. 2005 Variance	2005 vs. 2004 Variance
Royalty revenue	$290,599	$177,440	$106,274	$113,159	$71,166
License fees and milestone revenue	232,269	97,239	129,386	135,030	(32,147)
Manufacturing revenue	86,476	44,090	99,041	42,386	(54,951)
Collaborative agreement revenue	68,503	64,904	53,989	3,599	10,915
Total revenues	$677,847	$383,673	$388,690	$294,174	$(5,017)
Research and development	$112,145	$99,303	$82,658	$12,842	$16,645
Clinical and regulatory	54,244	50,136	30,254	4,108	19,882
Marketing, general and administrative	72,476	72,334	59,800	142	12,534
Royalty expense	73,958	58,376	36,065	15,582	22,311
Litigation settlement	—	—	55,363	—	(55,363)
Cost of manufacturing revenue	76,063	16,367	1,099	59,696	15,268
Discontinuation of small molecule program	—	6,200	—	(6,200)	6,200
Withholding tax (recovery) expense	(264)	14,178	(1,815)	(14,442)	15,993
Total operating expenses	$388,622	$316,894	$263,424	$71,728	$53,470

Years Ended December 31, 2006 and 2005

Revenues

Royalty Revenue

Royalty revenues consist of royalty payments earned on the sales of ERBITUX by our partners, BMS and Merck KGaA. Under our agreement with BMS, we are entitled to royalty payments equal to 39% of BMS’s net sales of ERBITUX in the United States and Canada. Under our agreement with Merck KGaA, we were entitled to royalty payments based on a percentage of gross margin of Merck KGaA’s sales of ERBITUX outside the United States and Canada. Beginning in July of 2006, we are entitled to 9.5% of Merck’s KGaA net sales outside of the United States and Canada. In 2006, global in-market sales of ERBITUX reached $1.1 billion. In North America, in-market net sales by BMS in 2006 amounted to approximately $652.2 million compared to approximately $413.1 million in 2005. Outside of North America, in-market net sales by Merck KGaA in 2006 amounted to approximately $428.2 million compared to approximately $265.3 million in 2005.

In 2006, total royalty revenues increased by approximately $113.2 million or 64% from 2005 primarily due to an increase in net sales of ERBITUX and the change in royalties earned under the Merck KGaA agreement.

License Fees and Milestone Revenue

License fees and milestone revenues consist of the recognition of up-front license fees and milestone payments received under the Commercial Agreement with BMS and recognition of payments received under the development and license agreements with Merck KGaA. In 2006, total license fee and milestone revenue consisted of approximately $231.9 million earned from BMS and $348,000 earned from Merck KGaA as compared to 2005 in which approximately $94.2 million was earned from BMS and approximately $3.0 million was earned from Merck KGaA.

In 2006, total license fees and milestone revenues increased by approximately $135.0 million or 139% from 2005 primarily due to the receipt of $250.0 million in March 2006 from BMS as a result of obtaining FDA approval for ERBITUX in head and neck indication. The milestone revenue earned in the first quarter of 2006 included a “catch-up” adjustment of approximately $112.7 million related to the actual product clinical development costs to be incurred from inception through December 31, 2005 as a percentage of estimated total costs incurred over the life of the Commercial Agreement. The remaining increase is due primarily to the higher amount of deferred revenue being recognized through year-end as a result of the receipt of the $250.0 million milestone payment from BMS. These increases were partially offset by a decrease in amortization related to the Merck KGaA development and license agreements of approximately $2.7 million related to the termination of the BEC2 and gp75 antigen agreement in the fourth quarter of 2005.

In 2007, license fees and milestone revenues is estimated to range for the full year between  $100.0 million to $140.0 million.

Manufacturing Revenue

Manufacturing revenues consist of sales of ERBITUX to our corporate partners for commercial use. In accordance with the Commercial Agreement, we are contractually obligated to sell ERBITUX to BMS at our cost of production plus a 10% markup on bulk. We sell bulk inventory to Merck KGaA at our full absorption cost of production. In 2006, purchases by BMS amounted to approximately $82.4 million and purchases by Merck KGaA amounted to approximately $4.0 million.

In 2006, total manufacturing revenues increased by $42.4 million or 96% from 2005 primarily due to increased commercial sales of ERBITUX to BMS of approximately $38.4 million and to Merck KGaA of approximately $4.0 million.

Collaborative Agreement Revenue

Collaborative agreement revenues consist of reimbursements from our partners BMS and Merck KGaA under our collaborative agreements. There are certain categories for which we receive reimbursement from our partners: the cost of ERBITUX supplied to our partners for use in clinical studies, clinical and regulatory expenses, certain marketing and administrative expenses, and a portion of royalty expense. Of the total $68.5 million in collaborative agreement revenues earned in 2006, approximately $50.9 million was earned from BMS and approximately $17.6 million was earned from Merck KGaA. In comparison, of the $64.9 million in collaborative agreement revenues earned in 2005, approximately $42.9 million was earned from BMS and approximately $22.0 million was earned from Merck KGaA.

In 2006, total collaborative agreement revenues increased by approximately $3.6 million or 6% from 2005 primarily due to an increase in royalty expense reimbursement of approximately $14.5 million, partly offset by decreases in reimbursement of clinical drugs of approximately $7.9 million, clinical and regulatory costs of approximately $2.3 million, and reimbursements for certain marketing, general and administrative expenses of $749,000. It is important to note that beginning January 1, 2007, reimbursement for royalty expense from our corporate partner BMS, decreases from 4.5% to 2.5% of North American net sales in accordance with the existing terms of our contractual agreement.

Expenses

Research and Development

Research and development expenses consist of costs associated with our in-house research programs, product and process development expenses, costs to manufacture product candidates for clinical studies, quality assurance and quality control infrastructure and costs of ERBITUX supplied to our corporate partners, BMS and Merck KGaA, for use in clinical studies. Research and development expenses also include our cost of inventory supplied to our partners for use in clinical studies that are reimbursable from our corporate partners. As a result, a total of approximately $19.5 million in 2006 and approximately $27.4 million in 2005 of these expenses are also reflected as revenues under collaborative agreement revenue.

In 2006, total research and development expenses increased by approximately $12.8 million or 13% from 2005 primarily due to an increase in third-party costs associated with manufacturing some of our pipeline products of approximately $9.9 million and an increase in shipments of ERBITUX to our partners for clinical studies of approximately $4.3 million. The increase in the manufacturing of pipeline products in 2006 is part of the overall clinical development strategy related to our pipeline candidates, which we plan to take from Phase I to Phase II, beginning in 2007. The production of these products will provide the Company with the ability to have sufficient product available for the various clinical trials that we plan to begin for a number of our pipeline candidates in the second quarter of 2007.

In 2007, we anticipate spending approximately 45% more than in 2006 in research and development activities. The increase in this category is primarily due to an increase in projected clinical shipments of ERBITUX with the remaining increase due to increased development costs related to our pipeline products.

Clinical and Regulatory

Clinical and regulatory expenses consist of costs to conduct our clinical studies and associated regulatory activities. Clinical and regulatory expenses also include certain amounts that are reimbursable from our corporate partners. As a result, a total of approximately $12.4 million in 2006 and $14.7 million in 2005 of these expenses are also reflected as revenues under collaborative agreement revenue.

In 2006, total clinical and regulatory expenses increased by approximately $4.1 million, or 8% from 2005. This increase is due to the fact that during the last half of 2006, we made significant efforts to increase personnel and add to the infrastructure in the clinical and regulatory functions. This effort will continue during 2007 until we have the adequate resources in place so that we are able to advance our pipeline candidates while concurrently investing a significant amount of effort in the continued development of ERBITUX in other indications. The increase in clinical and regulatory expenses in 2006 was partially offset by a decrease of approximately $2.0 million, related to the termination of our collaborative agreement with UCB.

In 2007, we expect that clinical and regulatory expenses to nearly double from 2006 based on a focused investment strategy to develop our pipeline candidates beyond Phase I as well Phase III studies of ERBITUX in multiple tumor types.

Marketing, General and Administrative

Marketing, general and administrative expenses consist of marketing and administrative personnel costs, including related facility costs, additional costs to develop internal marketing and field operations capabilities and expenses associated with applying for patent protection for our technology and products. Marketing, general and administrative expenses also include certain amounts that are reimbursable from our corporate partners. As a result, a total of approximately $1.2 million in 2006 and $2.0 million in 2005 of these expenses are also reflected as revenues under collaborative agreement revenue.

In 2006, total marketing, general and administrative expenses  increased by $142,000 or less than 1% from 2005 primarily due to increases in salaries and benefits of approximately $6.4 million, including share-based compensation of approximately $5.2 million, due to increased headcount and merit increases from the prior year. This increase was primarily offset by decreases in severance expense of approximately $2.9 million related to the resignation of our former chief executive officer in October 2005, and a decrease in legal expenses from the prior year.

In 2007, we expect that marketing, general and administrative expenses will be consistent with the prior year, reflecting our continued focus on efficiencies and cost-saving initiatives.

Royalty Expense

Royalty expenses consist of obligations related to certain licensing agreements related to ERBITUX.  We are obligated to pay royalties of 9.25% of North American net sales and a low single-digit royalty on net sales outside North America, which will increase if net sales outside North America consist of ERBITUX produced in the United States. In 2006, we received reimbursements from our corporate partners of 4.5% on North American net sales and a low single-digit percentage on net sales outside of North America, which is reflected in collaborative agreement revenues. As a result, a total of approximately $35.4 million in 2006 and $20.9 million in 2005 of these expenses are also reflected as revenues under collaborative agreement revenue.

In 2006, total royalty expenses increased by approximately $15.6 million, or 27% from 2005 primarily due to the increase in net sales as described in royalty revenue above.

Cost of Manufacturing Revenue

We began to capitalize in inventory the cost of manufacturing ERBITUX after we received approval in February of 2004. In 2005, we continued to sell inventory that was previously expensed as well as inventory that was partially expensed, since there was inventory in process on the date that we received FDA approval of ERBITUX. It took nearly two years to sell all inventory that was previously expensed or partially expensed. In the first quarter of 2006, we exhausted the remaining batches of ERBITUX with partial costs and we expect our margins to normalize going forward. We sell ERBITUX to BMS at our costs of production plus a 10% mark-up on bulk and to Merck KGaA at our cost of production. Therefore, depending on certain circumstances, such as the mix of demand from our partners, the formulation used in the production of ERBITUX, and the costs of filling and finishing ERBITUX bulk (for which we do not charge a 10% markup when selling to BMS), we expect that our gross margins on sales of ERBITUX may fluctuate from quarter to quarter.

In 2006, cost of manufacturing revenue amounted to $76.1 million representing a gross margin of approximately 12% compared to costs of manufacturing revenue for 2005 of approximately $16.4 million, or a gross margin of 63%. The fluctuation in our gross margin is based on the explanation noted above.

Withholding Tax (Recovery) Expense

The Company had recorded a liability of $32.0 million as of December 31, 2005 to resolve a previously pending withholding tax matter. Payments totaling approximately $31.7 million were made during the year as final settlement of this matter. During the fourth quarter of 2006, the Company recorded a recovery of the remaining liability of $264,000 into income.

Interest Income and Interest Expense

In 2006, interest income increased by  approximately $12.5 million or 45% from 2005 primarily due to increases in interest rates and higher average cash and securities balances during 2006 as compared with 2005, due to receiving a $250.0 million milestone payment from BMS in April 2006.

Interest expense in 2006 increased by approximately $2.8 million or 42% from 2005 primarily due to the fact that we finalized construction of our BB50 manufacturing facility in May 2006, and therefore ceased capitalizing interest on the construction of this facility.

Provision for Income Taxes

The effective tax rate for the year ended December 31, 2006 amounted to approximately 19.0%. The effective tax rate for 2006 excludes the effect of the partial release of our valuation allowance described below. The effective tax rate for 2006 is less than the federal statutory rate of 35%, mainly due to the utilization of fully reserved deferred tax assets. A reconciliation of the statutory federal income tax rate to the effective income tax rate for each period is included in the notes to the consolidated financial statements. We expect our 2007 effective tax rate to be in the range of approximately 40% to 43%, which does not include the effect of any change in the valuation allowance on deferred tax assets.

In 2006, we  released a portion of our valuation allowance against our total deferred tax assets. This partial release was based on expectations of projected book and taxable income, which caused us to conclude that it is more likely than not that  a portion of the benefit of these deferred tax assets would be realized. This release resulted in a net tax benefit of approximately $111.3 million. The financial projections supporting our conclusion to release a portion of our valuation allowance contain significant assumptions based on current facts about our market share and our competitive landscape. If such assumptions were to differ significantly, it may have a material impact on our ability to realize our deferred tax assets. We will continue to monitor our current performance and future financial projections, including market share and competitive landscape, in order to determine the effect on the valuation allowance.

Net Income

We had net income of approximately $370.7 million, or $4.40 per basic common share and $4.11 per diluted common share for the year ended December 31, 2006, compared with net income of approximately $86.5 million, or $1.03 per basic common share and $1.01 per diluted common share for the year ended December 31, 2005. The fluctuation in results was due to the factors noted above.

Years Ended December 31, 2005 and 2004

Revenues

Royalty Revenue

Royalty revenues consist of royalty payments earned on the sales of ERBITUX by our partners, BMS and Merck KGaA. Under our agreement with BMS, we are entitled to royalty payments equal to 39% of BMS’s net sales of ERBITUX in the United States and Canada. Under our agreement with Merck KGaA, we are entitled to royalty payments based on a percentage of gross margin of Merck KGaA’s sales of ERBITUX outside the United States and Canada. In 2005, our royalty revenue increased by approximately $71.2 million from 2004 due to an increase in net sales of ERBITUX. In North America, sales by BMS in 2005 amounted to approximately $413.1 million compared to net sales in 2004 of approximately $260.8 million. Outside of North America, sales of ERBITUX by Merck KGaA increased to approximately $265.0 million in 2005 as compared to approximately $100.0 million in 2004.

License Fees and Milestone Revenue

License fees and milestone revenues in 2005 of approximately $97.2 million consists of the recognition of up-front license fees and milestone payments received under the Commercial Agreement with BMS of approximately $94.2 million and recognition of payments received under the development and license agreements with Merck KGaA of approximately $3.0 million. The decrease of approximately $32.1 million from 2004 is primarily due to a decrease of approximately $35.5 million in amortization related to the Commercial Agreement with BMS primarily due to the fact that in 2004 we received $250.0 million from BMS when we obtained FDA approval of ERBITUX, resulting in incremental amortization. Such decrease was partially offset by an increase in amortization related to the Merck KGaA development and license agreements of approximately $1.6 million related to the termination of the BEC2 and gp75 antigen agreement in the fourth quarter of 2005.

Manufacturing Revenue

Manufacturing revenues in 2005 of approximately $44.1 million consists of sales of ERBITUX to BMS for commercial use. The decrease of approximately $55.0 million from 2004 is mainly due to a lower selling price in 2005. In accordance with the Commercial Agreement, we are contractually obligated to sell ERBITUX to BMS at our cost of production plus a 10% markup on bulk. We sell bulk inventory to Merck KGaA at our full absorption cost of production. During 2004, the price charged to BMS included the costs of inventory produced by Lonza, which is significantly higher than our cost of production at our BB36 manufacturing plant. During 2004, we depleted all inventory produced by Lonza, therefore our costs in 2005 reflect only costs associated with manufacturing inventory at our BB36 manufacturing facility.

Collaborative Agreement Revenue

Collaborative agreement revenues consist of reimbursements from our partners BMS and Merck KGaA under our collaborative agreements. There are certain categories for which we receive reimbursement from our partners:  the cost of ERBITUX supplied to our partners for use in clinical studies, clinical and regulatory expenses, certain marketing and administrative expenses, and a portion of royalty expense. During 2005, we earned approximately $64.9 million in collaborative agreement revenue, of which approximately $42.9 million represents amounts earned from BMS and approximately $22.0 million represents amounts earned from Merck KGaA, as compared to approximately $54.0 million earned in the comparable period in 2004, of which approximately $38.9 million was earned from BMS and approximately $15.0 million was earned from Merck KGaA. The increase in collaborative agreement revenue of  approximately $10.9 million  is principally due to an increase in reimbursement for clinical drugs of approximately $2.9 million and an increase in royalty expense reimbursement of approximately $8.1 million, partly offset by minor decreases in the reimbursement of certain marketing, general and administrative expenses.

Expenses

Research and Development

Research and development expenses in 2005 of approximately $99.3 million increased by approximately $16.6 million, or 20% from 2004. The increase is primarily due to shipments of ERBITUX to our partners for clinical studies of approximately $13.0 million and an increase in costs associated with the development of our non-ERBITUX pipeline. Research and development expenses include costs associated with our in-house and collaborative research programs, product and process development expenses, costs to manufacture ERBITUX (until February 12, 2004) and other product candidates and quality assurance and quality control costs. Research and development expenses include inventory supplied to our partners for use in clinical trials that are reimbursable from our corporate partners. Approximately $27.4 million and $24.5 million of costs representing and development expenses in 2005 and 2004, respectively, were reimbursed and included under collaborative agreement revenue since they represent inventory supplied to our partners for use in clinical studies.

Clinical and Regulatory

Clinical and regulatory expenses consist of costs to conduct our clinical studies and associated regulatory activities. Clinical and regulatory expenses in 2005 amounted to approximately $50.1 million, an increase of approximately $19.9 million, or 66% from 2004. The increase is primarily due to an increase of approximately $10.5 million due BMS for reimbursement of clinical expenses related to ERBITUX, an increase of approximately $4.2 million in third-party clinical trial costs, and an increase in salaries and benefits of approximately $3.5 million. During 2005, we increased our headcount in our clinical and regulatory department as well as our investment in clinical trials for ERBITUX and other products in our pipeline in order to invest in the continued growth of ERBITUX and to develop other product candidates. Approximately $14.7 million and $13.9 million of the costs included in this category for 2005 and 2004, respectively, are reflected as revenues under collaborative agreement revenue since they represent costs that are reimbursable by our corporate partners.

Marketing, General and Administrative

Marketing, general and administrative expenses consist of  marketing and administrative personnel costs, including related facility costs, additional costs to develop internal marketing and field operations capabilities and expenses associated with applying for patent protection for our technology and products. Marketing, general and administrative expenses also include certain amounts that are reimbursable from our corporate partners.

Marketing, general and administrative expenses in 2005 amounted to approximately $72.3 million, an increase of approximately $12.5 million, or 21% from 2004. This increase is partly due to increases in salaries and benefits of approximately $6.0 million due to increased headcount and merit increases from the prior year and an increase in professional services of approximately $5.3 million due to increases in legal, tax consulting and marketing programs, and a charge of approximately $2.9 million in severance expense related to the resignation of Daniel S. Lynch (our former chief executive officer) in October 2005. Approximately $2.0 million and $2.8 million of costs representing marketing and general expenses in 2005 and 2004, respectively, are reimbursed and included in collaborative agreement revenue.

Royalty Expense

Royalty expense consists of obligations related to certain licensing agreements related to ERBITUX. Prior to the third quarter of 2005, we were obligated to pay royalties of approximately 12.75% of North American net sales and a single digit royalty on sales outside of North America, which will increase if sales outside of North America consist of ERBITUX produced in the United States. Beginning in the third quarter of 2005, gross royalty expense decreased as a percentage of net sales in North America from 12.75% to 12.25%. We receive reimbursements from our corporate partners of 4.5% on North

American net sales and a minimum of 1% on net sales outside of North America, which is reflected in collaborative agreement revenue. In 2005, we incurred royalty expense of approximately $58.4 million as compared to $36.1 million in 2004, an increase of approximately $22.3 million, or 62%. The increase is primarily associated with the increase in North American net sales, which consisted of approximately $413.1 million in 2005 as compared to approximately $260.8 million in 2004. Approximately $20.8 million and $12.7 million of royalty expense was reimbursable by our corporate partners and included as collaborative agreement revenue in 2005 and 2004, respectively.

Cost of Manufacturing Revenue

Effective February 13, 2004, the date after we received approval from the FDA for ERBITUX, we began to capitalize in inventory the cost of manufacturing ERBITUX and to expense such costs as cost of manufacturing revenue at the time of sale. Since we had previously expensed all inventory produced prior to February 13, 2004, the costs of manufacturing revenue in 2004 reflected minimal costs that primarily consisted of shipping and storage charges. In 2005, we continued to sell inventory that was previously expensed as well as inventory that was partially expensed, since there was inventory in process on the date that we received FDA approval of ERBITUX. In the fourth quarter of 2005, we sold substantially all the inventory with partial costs and thereafter our cost of manufacturing reflects full absorption costs of production.

Discontinuation of Small Molecule Program

On May 11, 2005, we announced a plan to discontinue our small molecule research program. This decision was made after evaluating our investment in such program against the time horizon before commercial benefits would be realized. As a result of this decision, we recorded in the second quarter of 2005 approximately $6.2 million of costs associated with the discontinuation of this program. Such costs include approximately $2.2 million of costs related to severance for 45 employees that were terminated, approximately $3.7 million of costs related to the write-off of fixed assets used in such program and approximately $60,000 of contract termination costs related to the cancellation of the lease at the Brooklyn facility where the employees were conducting such research and approximately $280,000 of other shutdown expenses. The disposition of this program was substantially complete and the majority of the termination benefits were paid as of December 31, 2005.

Withholding Tax Expense (Recovery)

The increase of approximately $16.0 million was due to the fact that, in the fourth quarter of 2005, we recorded a net withholding tax expense of approximately $14.2 million as a result of reaching an agreement in principle with the IRS to resolve a pending withholding tax matter. The agreement in principle reached with the IRS provides for the imposition of an accuracy-related penalty under Section 6662 of the Internal Revenue Code, which increased the estimated withholding tax liability from approximately $18.1 million as previously recorded in our Balance Sheet as of December 31, 2004 to a total of $32.0 million. In 2004, we recorded a recovery of withholding tax of approximately $1.8 million because we reversed a liability that was settled at an amount less than originally estimated.

Interest Income and Interest Expense

In 2005, interest income amounted to approximately $27.9 million, an increase of approximately $13.8 million, or 98% from the comparable period in 2004. This increase is attributable to increases in interest rates from the comparable period in 2004 as well as well as a higher average cash and securities balance during 2005 as compared with 2004, a result of receiving $600.0 million  from the issuance of convertible debt in May 2004 and receiving a $250.0 million milestone payment from BMS in March of 2004.

Interest expense in 2005 amounted to approximately $6.6 million, a decrease of approximately $1.9 million, or 22% from 2004. The decrease is due to lower interest rates than in the comparable period of 2004, partly offset by an increase in debt outstanding.

Provision for Income Taxes

The effective tax rate for the year ended December 31, 2005 amounted to approximately 2.0%. The effective tax rate for 2005 includes an adjustment of approximately $440,000 resulting from the reconciliation of the 2004 tax provision to our filed tax returns. The primary reason for the increase in the effective rate from the rate previously estimated is due to the impact of a withholding tax expense of approximately $14.2 million recorded in the fourth quarter of 2005 as a result of reaching a tentative agreement with the IRS to resolve an employment tax matter that had been outstanding since 2003. The difference from the statutory rate of 35% is due to the utilization of fully reserved deferred tax assets, primarily the amortization of deferred revenue associated with license fees and milestones, which were taxable in prior periods. A reconciliation of the statutory federal income tax rate to the effective income tax rate for each period is included in the notes to the consolidated financial statements.

Net Income

We had net income of approximately $86.5 million, or $1.03 per basic common share and $1.01 per diluted common share for the year ended December 31, 2005, compared with net income of approximately $113.6 million, or $1.43 per basic common share and $1.33 per diluted common share for the year ended December 31, 2004. The fluctuation in results was due to the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, our principal sources of liquidity consisted of cash and cash equivalents and securities available for sale of approximately $1.0 billion. Historically, we have financed our operations through a variety of sources, most significantly through the issuance of convertible notes, the receipt of license fees and milestone payments and from reimbursement of certain expenses from our corporate partners. Since the approval of ERBITUX on February 12, 2004, we began to generate royalty revenue and manufacturing revenue from the commercial sale of ERBITUX by our corporate partners and we have generated positive cash flows from operations in 2004 and in 2006. As we continue to generate revenues from royalties and sales of ERBITUX for commercial distribution,  our cash flows from operating activities are expected to increase as a source to fund our operations. As previously discussed, we are planning to invest significantly in the development of our pipeline candidates in 2007, while also continuing to develop ERBITUX in other indications. Therefore, the utilization of our existing cash will be dependent on the level of in-market sales for ERBITUX in 2007, which will have a direct impact on whether we will generate positive or negative cash flows from operations in 2007.

SUMMARY OF CASH FLOWS

	Years Ended December 31,			Variance
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
	(Thousands of dollars)
Cash provided by (used in):
Operating activities	$205,100	$(64,592)	$255,657	$269,692	$(320,249)
Investing activities	(312,460)	(5,053)	(872,249)	(307,407)	867,196
Financing activities	124,525	(6,273)	665,048	130,798	(671,321)
Net increase (decrease) in cash and cash equivalents	$17,165	$(75,918)	$48,456	$93,083	$(124,374)

Historically, our cash flows from operating activities have fluctuated significantly due to the nature of our operations and the timing of our cash receipts. During the year ended December 31, 2006, we generated approximately $205.1 million in cash for operating activities, as compared to net cash used  in operating activities in 2005 of approximately $64.6 million. The increase in operating cash flows in 2006 is primarily due to the receipt of a $250.0 million milestone payment from our corporate partner BMS, as a result of obtaining approval from the FDA for ERBITUX in a second indication, partly offset by a payment to the IRS of approximately $31.7 million for withholding taxes related to an employment tax audit for the years 1999-2001. The fluctuation in operating cash flows is also due to the fact that in 2005 we paid approximately $55.4 million in litigation expenses, net of insurance reimbursements related to the securities class action settled in January 2005, and approximately $30.0 million of royalty payments to Genentech and Centocor related to 2004 for license agreements that we finalized during January 2005. These uses of cash from operations in 2005 were partially offset by cash generated from operations due to increased royalty income in 2005 as a result of higher in-market net sales of ERBITUX by our partners BMS and Merck KGaA. In 2004, we generated cash flows from operating activities of approximately $255.7 million, mainly due to receipt of a milestone payment of $250.0 million from BMS as a result of the FDA’s approval of ERBITUX in the first quarter of 2004. As we continue to earn revenues and operating income from the sale of ERBITUX, we expect that our operating cash flows will continue to experience significant fluctuations from prior period results.

Our primary sources and uses of cash under investing activities consist of purchases and sales activity in our investment portfolio, which we manage based on our liquidity needs, possible business development transactions and amounts used for capital expenditures. During the year ended December 31, 2006, we used net cash from investing activities of approximately $312.5 million, comprised of net purchases of investments of approximately $266.6 million and acquisition of fixed assets of approximately $45.9 million. During the year ended December 31, 2005, we used net cash from investing activities of approximately $5.1 million comprised of approximately $84.3 million in acquisition of fixed assets, primarily related to the construction of our BB50 manufacturing facility, offset by net proceeds from the sale and maturity of securities in our investment portfolio of approximately $79.2 million. In 2004, we used approximately $872.2 million from investing activities mainly due to the fact that in 2004 we had net purchases of approximately $766.0 million in investment securities for our portfolio, which we classified as securities available for sale and we spent approximately $106.3 million on fixed assets, primarily related to the construction of our BB50 manufacturing facility. The cash used in 2004 for investing purposes was generated from the issuance of the $600.0 million of senior convertible notes in the second quarter of 2004 and from the $250.0 million milestone payment received from BMS in March 2004.

Net cash flows generated in financing activities in 2006 were approximately $124.5 million, of which approximately $29.8 million of proceeds were generated from the exercise of stock options and sales under the Company’s employee stock purchase plan and from tax benefits associated with equity net operating losses that will be taken as a reduction on our tax returns. In 2005, we used approximately $6.3 million  for financing activities due to the purchase of 811,416 shares of our common stock at an average price of $30.62 per share for aggregate consideration of approximately $24.8 million, which was partially offset by proceeds from the exercise of stock options by employees of approximately $18.0 million. In 2004, we generated approximately $665.0 million in net cash from financing activities primarily as a result of the issuance of the $600.0 million in senior convertible notes and also as a result of proceeds of approximately $77.9 million from employees’ exercise of stock options.

We believe that our existing cash and cash equivalents and marketable securities and our cash provided by operating activities will provide us with sufficient liquidity to support our operations at least through the first quarter of 2008. We are also entitled to reimbursement for certain marketing, royalty expense, and research and development expenditures. Our future working capital and capital requirements will depend upon numerous factors, including, but not limited to:

•       progress and cost of our research and development programs, pre-clinical testing and clinical studies;

•       the amount and timing of revenues earned from the commercial sale of ERBITUX;

•       our corporate partners fulfilling their obligations to us;

•       timing and cost of seeking and obtaining additional regulatory approvals;

•       possible business development transactions;

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

Below is a table that presents our contractual obligations and commercial commitments as of December 31, 2006: (in thousands)

	Payments due by Year(1)
	Total	2007	2008	2009	2010	2011	2012 and Thereafter
Long-term debt(2)	$600,000	$—	$—	$—	$—	$—	$600,000
Interest on long-term debt	143,344	8,250	8,250	8,250	8,250	8,250	102,094
Operating leases	66,133	5,411	4,253	4,281	4,174	4,050	43,964
Purchase obligations	9,827	9,827	—	—	—	—	—
Contract services obligations	14,220	8,280	1,350	1,620	2,970	—	—
Total contractual cash obligations	$833,524	$31,768	$13,853	$14,151	$15,394	$12,300	$746,058

(1)           Amounts in the above table do not include milestone-type payments payable by us under development agreements, if the achievement of that milestone is uncertain or the obligation amount is not determinable.

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

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our holdings of financial instruments comprise a mix of U.S. dollar denominated securities that may include U.S. corporate debt, foreign corporate debt, U.S. government debt, foreign government debt, asset-backed securities, auction rate securities and commercial paper. All such instruments are classified as securities available for sale. Generally, we do not invest in portfolio equity securities, commodities, foreign exchange contracts or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in investment grade fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We invest in securities that have a range of maturity dates.

The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of December 31, 2006: (in thousands, except interest rates)

	2007	2008	2009	2010	2011	2012 and Thereafter		Total	Fair Value
Fixed Rate	$212,400	$100,000	$55,000	$20,000	$—	$—		$387,400	$382,375
Average Interest Rate	3.51%	3.86%	4.33%	4.54%	—	—		3.77%
Variable Rate	—	1,802 (1)	—	10,000 (1)	—	629,470	(1)	641,272	641,234
Average Interest Rate	—	4.85%	—	4.00%	—	5.35%		5.33%
	$212,400	$101,802	$55,000	$30,000	$—	$629,470		$1,028,672	$1,023,609

(1)           These holdings primarily consist of U.S. corporate and foreign corporate floating rate notes. Interest on the securities is adjusted monthly, quarterly or semi-annually, depending on the instrument, using prevailing interest rates. These holdings are highly liquid and we consider the potential for loss of principal to be minimal.

Our outstanding 1 3/8% fixed rate convertible senior notes in the principal amount of $600.0 million due May 15, 2024 are convertible into our common stock at a conversion price of $94.69 per share, subject to adjustment and to certain restrictions as outlined in the indenture agreement. The fair value of fixed interest rate instruments is affected by changes in interest rates and in the case of the convertible notes by changes in the price of our common stock as well. The fair value of the convertible senior notes was approximately $545.6 million at December 31, 2006.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The response to this item is submitted as a separate section of this report as Part II commencing on Page F-1.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A.        CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our Executive Committee of the Board, Chairman and Senior Vice President, Finance, has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on such evaluation, Executive Committee of the Board, Chairman and

Senior Vice President, Finance, have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information that we are required to disclose in the reports that we file or submit under the Exchange Act.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Executive Committee of the Board, Chairman and Senior Vice President, Finance, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during our fourth fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
ImClone Systems Incorporated:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that ImClone Systems Incorporated maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ImClone Systems Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that ImClone Systems Incorporated maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, ImClone Systems Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ImClone Systems Incorporated and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 1, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Princeton, New Jersey
March 1, 2007

ITEM 9B.       OTHER INFORMATION.

Not Applicable.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNACE.

The information required by Item 10 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 11.         EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by Item 14 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) and (2)	The response to this portion of Item 15 is submitted as a separate section of this report commencing on page F-1.
(a)(3)	Exhibits (numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description	Incorporated by Reference
3.1	Certificate of Incorporation, as amended through December 31, 1998	C(3.1)
3.2	Amendment dated June 4, 1999 to the Company’s Certificate of Incorporation, as amended	G(3.1A)
3.3	Amendment dated June 12, 2000 to the Company’s Certificate of Incorporation, as amended	I(3.1A)
3.4	Amendment dated August 9, 2002 to the Company’s Certificate of Incorporation, as amended	O(3.1C)
3.5	Amended and Restated By-Laws of the Company	X(3.1)
4.1	Rights Agreement dated as of February 15, 2002 between the Company and EquiServe Trust Company, N.A., as Rights Agent, as amended May 4, 2006	K(Ex-1,Ex-2)
4.2	Stockholder Agreement, dated as of September 19, 2001, among Bristol-Myers Squibb Company, Bristol-Myers Squibb Biologics Company and the Company	J(99.2D2)
4.3	Indenture dated as of May 7, 2004 by and between the Company and The Bank of New York, as Trustee and Form of 1 3/8% Convertible Notes Due 2024	T(4.5)
4.4	Registration Rights Agreement dated as of May 7, 2004 by and between the Company, as Issuer, and Morgan Stanley & Co., Incorporated and UBS Securities LLC, as the Initial Purchasers	T(4.6)
10.1	1996 Incentive Stock Option Plan, as amended	M(99.1)
10.2	1996 Non-Qualified Stock Option Plan, as amended	M(99.2)
10.3	ImClone Systems Incorporated 1998 Non-Qualified Stock Option Plan, as amended	M(99.2)
10.4	ImClone Systems Incorporated 2002 Stock Option Plan	O(99.8)
10.5	ImClone Systems Incorporated 1998 Employee Stock Purchase Plan	H(99.4)
10.6	Option Agreement, dated as of September 1, 1998, between the Company and Ron Martell	E(99.3)
10.7	License Agreement between the Company and the Regents of the University of California dated April 9, 1993	A(10.48)
10.8	License Agreement between the Company and Rhone-Poulenc Rorer dated June 13, 1994	B(10.56)
10.9	Development and License Agreement between the Company and Merck KGaA dated December 14, 1998	D(10.70)

10.10	Lease dated as of December 15, 1998 for the Company’s premises at 180 Varick Street, New York, New York	F(10.69)
10.11	Amendment dated March 2, 1999 to Development and License Agreement between the Company and Merck KGaA	F(10.71)
10.12	Acquisition Agreement dated as of September 19, 2001, among the Company, Bristol-Myers Squibb Company and Bristol-Myers Squibb Biologics Company	J(99.D1)
10.13	Development, Promotion, Distribution and Supply Agreement, dated as of September 19, 2001, among the Company, Bristol-Myers Squibb Company and E.R. Squibb & Sons, L.L.C.	J(99.D3)
10.14	Employment Agreement, dated as of March 19, 2004, between the Company and Daniel S. Lynch	S(10.1)
10.15	Agreement of Sublease dated October 5, 2001, by and between 325 Spring Street LLC and the Company	M(10.86)
10.16	Promissory Note in the principal amount of $10,000,000, dated October 5, 2001, executed by 325 Spring Street LLC in favor of the Company	M(10.86.1)
10.17	Amendment No. 1 to Development, Promotion, Distribution and Supply Agreement, dated as of March 5, 2002, among the Company, Bristol-Myers Squibb Company and E.R. Squibb & Sons, L.L.C.	L(99.2)
10.18	Amendment, dated as of August 16, 2001 to the Development and License Agreement between the Company and Merck KGaA	N(10.88)
10.19	Agreement of Sale and Purchase between Building Associates, LP and ImClone Systems Incorporated pertaining to 33 Chubb Way, Branchburg, New Jersey executed as of March 1, 2002	O(10.92)
10.20

Target Price Contract, dated as of July 15, 2002, between ImClone Systems Incorporated and Kvaerner Process, a division of Kvaerner U.S. Inc., for the Architectural, Engineering, Procurement Assistance, Construction Management and Validation of a Commercial Manufacturing Project in Branchburg, New Jersey

P(10.93)
10.21	Modifications Agreement dated as of December 15, 2000 by an between 180 Varick Street Corporation and the Company	Q(10.94)
10.22	Amendment number 4 to the Company’s lease at 180 Varick Street dated August 13, 2004 by and between 180 Varick Street Corporation and the Company	U(10.28)
10.23	ImClone Systems Incorporated Annual Incentive Plan	R(A.C)
10.24	Supply Agreement between the Company and Lonza Biologics PLC dated March 17, 2005	W(10.30)
10.25	ImClone Systems Incorporated Senior Executive Severance Plan	V(10.29)
10.26	ImClone Systems Incorporated Change in Control Plan, as amended	EE(10.32)
10.27	Terms of inducement stock option grants to Dr. Philip Frost and Dr. Eric Rowinsky on March 1, 2005 and February 21, 2005, respectively, as approved by the Compensation Committee of Board of Directors	Y

10.28†	Collaboration and License Agreement between the Company and UCB S.A. dated August 15, 2005	AA
10.29	Approval by Board of Directors of certain compensation related matters and Company stock repurchase program	Z
10.30	ImClone Systems Incorporated 2005 Inducement Stock Option Plan	BB(10.1)
10.31	Terms of accelerated Company stock options and form of lock-up agreement	CC(10.1)
10.32	ImClone Systems Incorporated 2006-2008 Retention Plan	DD(10.1)
10.33	ImClone Systems Incorporated Transition Severance Plan	EE(10.40)
10.34

Approval by the Compensation Committee of the Board of Directors of performance criteria for executive officer cash bonus awards under the Company’s Annual Incentive Plan for the year ended December 31, 2006

FF
10.35	Letter Agreement, dated March 21, 2006, by and between Joseph L. Fischer and ImClone Systems Incorporated	GG(10.42)
10.36	Letter Agreement, dated August 23, 2006, by and between Joseph L. Fischer and ImClone Systems Incorporated	HH(99.1)
10.37	Letter Agreement, dated October 24, 2006, by and between Joseph L. Fischer and ImClone Systems Incorporated	II(99.1)
10.38†

Settlement Agreement, dated July 19, 2006, by and between ImClone Systems Incorporated and Merck KGaA, including an amendment to the Development and License Agreement between the Company and Merck KGaA, as amended

JJ(10.38)
10.39*	ImClone Systems Incorporated 2006 Stock Incentive Plan
10.40*†	Letter Agreement between the Company and UCB S.A. dated February 1, 2007
12.1*	Calculation of Ratio of Earnings to Fixed Charges
21.1*	Subsidiaries of the Company
23.1*	Consent of KPMG LLP, Independent Registered Public Accountants
31.1*	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                            Filed herewith.

†                            A request for confidential treatement was filed for certain portions of the indicated document. Confidential portions have been omitted and filed separately with the Commission as required by Rule 24b-2 of the Commission.

(A)               Previously filed with the Commission; incorporated by reference to the Company’s Annual Report on Form 10-K, File No. 0-19612, for the fiscal year ended December 31, 1993. Confidential Treatment was granted for a portion of this Exhibit.

(B)                Previously filed with the Commission; incorporated by reference to the Company’s Annual Report on Form 10-K, File No. 0-19612, for the fiscal year ended December 31, 1994.

(C)                Previously filed with the Commission; incorporated by reference to the Company’s Quarterly Report on Form 10-Q, File No. 0-19612, for the quarter ended June 30, 1997.

(D)               Previously filed with the Commission; incorporated by reference to the Company’s Registration Statement on Form S-3, File No. 333-67335. Confidential treatment was granted for a portion of this Exhibit.

(E)                Previously filed with the Commission; incorporated by reference to the Company’s Registration Statement on Form S-8, File No. 333-64827.

(F)                 Previously filed with the Commission; incorporated by reference to the Company’s Annual Report on Form 10-K, File No. 0-19612, for the fiscal year ended December 31, 1998.

(G)              Previously filed with the Commission; incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(H)              Previously filed with the Commission; incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

(I)                    Previously filed with the Commission; incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(J)                   Previously filed with the Commission; incorporated by reference to the Company’s Schedule 14D-9 filed on September 28, 2001.

(K)               Previously filed with the Commission; incorporated by reference to the Company’s Current Report on Form 8-K dated May 4, 2006.

(L)                 Previously filed with the Commission; incorporated by reference to the Company’s Current Report on Form 8-A/A dated March 6, 2002.

(M)             Previously filed with the Commission; incorporated by reference to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2001.

(N)               Previously filed with the Commission; incorporated by reference to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2001, and Confidential Treatment has been requested for a portion of this exhibit.

(O)              Previously filed with the Commission; incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(P)                 Previously filed with the Commission; incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(Q)              Previously filed with the Commission; incorporated by reference to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2002.

(R)               Previously filed with the Commission; incorporated by reference to the Company’s Proxy Statement for its 2003 Annual Meeting of Shareholders, filed August 21, 2003, as appendix C.

(S)                  Previously filed with the Commission; incorporated by reference to the Company’s Current Report on Form 8-K dated March 19, 2004.

(T)                Previously filed with the Commission; incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(U)              Previously filed with the Commission; incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(V)               Previously filed with the Commission; incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(W)            Previously filed with the Commission; incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(X)               Previously filed with the Commission; incorporated by reference to the Company’s Current Report on Form 8-K dated October 3, 2006.

(Y)               Previously filed with the Commission; incorporated by reference to the Company’s Current Report on Form 8-K dated July 15, 2005.

(Z)                Previously filed with the Commission; incorporated by reference to the Company’s Current Report on Form 8-K dated September 19, 2005.

(AA)     Previously filed with the Commission, incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

(BB)     Previously filed with the Commission; incorporated by reference to the Company’s Current Report on Form 8-K dated October 21, 2005.

(CC)     Previously filed with the Commission, incorporated by reference to the Company’s Current Report on Form 8-K dated December 21, 2005.

(DD)     Previously filed with the Commission; incorporated by reference to the Company’s Current Report on Form 8-K dated January 23, 2006.

(EE)       Previously filed with the Commission; incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(FF)         Previously filed with the Commission; incorporated by reference to the Company’s Current Report on Form 8-K dated March 22, 2006.

(GG)   Previously filed with the Commission; incorporated by reference to the Company’s amended Annual Report on Form 10-K/A for the year ended December 31, 2005.

(HH)   Previously filed with the Commission; incorporated by reference to the Company’s Current Report on Form 8-K dated August 24, 2006.

(II)               Previously filed with the Commission; incorporated by reference to the Company’s Current Report on Form 8-K dated October 25, 2006.

(JJ)             Previously filed with the Commission; incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Imclone Systems Incorporated
Date: March 1, 2007	By:	/s/ ALEXANDER J. DENNER
Alexander J. Denner Executive Committee of the Board, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date
/s/ ALEXANDER J. DENNER	Executive Committee of the Board, Chairman	March 1, 2007
Alexander J. Denner	Director (Principal Executive Officer)
/s/ ANA I. STANCIC	Senior Vice President, Finance	March 1, 2007
Ana I. Stancic	(Principal Financial Officer)
/s/ ANDREW G. BODNAR	Director	March 1, 2007
Andrew G. Bodnar
/s/ VINCENT T. DE VITA, JR.	Director	March 1, 2007
Vincent T. DeVita, Jr.
/s/ JOHN A. FAZIO	Director	March 1, 2007
John A. Fazio
	Director	March 1, 2007
Carl C. Icahn
/s/ PETER S. LIEBERT	Director	March 1, 2007
Peter S. Liebert
/s/ WILLIAM R. MILLER	Director	March 1, 2007
William R. Miller
/s/ RICHARD C. MULLIGAN	Director	March 1, 2007
Richard C. Mulligan
/s/ DAVID SIDRANSKY	Director	March 1, 2007
David Sidransky
/s/ CHARLES WOLER	Director	March 1, 2007
Charles Woler

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ImClone Systems Incorporated and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in notes 2(i) and 11(d) to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ImClone Systems Incorporated’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Princeton, New Jersey
March 1, 2007

IMCLONE SYSTEMS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share and share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$20,568	$3,403
Securities available for sale	1,023,609	752,973
Prepaid expenses	3,972	3,766
Amounts due from corporate partners	78,030	59,271
Inventories	102,215	81,394
Deferred income taxes, net	29,715	—
Other current assets	12,123	8,311
Total current assets	1,270,232	909,118
Property, plant and equipment, net	423,000	406,595
Deferred financing costs, net	8,818	12,531
Deferred income taxes, net	124,033	—
Notes receivable, less current portion	7,844	8,313
Other assets	5,909	6,858
Total assets	$1,839,836	$1,343,415
LIABILITES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including $4,765 and $4,610 due Bristol-Myers Squibb Company (“BMS”) at December 31, 2006 and 2005, respectively)	$26,421	$35,530
Accrued expenses (including $21,705 and $11,427 due BMS at December 31, 2006 and 2005, respectively)	69,080	60,934
Withholding tax liability	—	32,000
Current portion of deferred revenue	142,013	112,624
Other current liabilities	1,418	1,031
Total current liabilities	238,932	242,119
Deferred revenue, less current portion	237,864	246,401
Long-term debt	600,000	600,000
Share-based compensation, less current portion	261	—
Deferred rent, less current portion	3,130	2,491
Total liabilities	1,080,187	1,091,011
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 4,000,000 shares; reserved 1,200,000 series B participating cumulative preferred stock, none issued or outstanding	—	—
Common stock, $0.001 par value; authorized 200,000,000 shares; issued 86,143,604 and 84,412,408 at December 31, 2006 and 2005, respectively; outstanding 85,138,930 and 83,407,734 at December 31, 2006 and 2005, respectively	86	84
Additional paid-in capital	865,560	733,069
Accumulated deficit	(71,785)	(442,459)
Treasury stock, at cost; 1,004,674 shares at December 31, 2006 and 2005	(29,149)	(29,149)
Accumulated other comprehensive loss:
Net unrealized loss on securities available for sale	(5,063)	(9,141)
Total stockholders’ equity	759,649	252,404
Total liabilities and stockholders’ equity	$1,839,836	$1,343,415

See accompanying notes to consolidated financial statements.

IMCLONE SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Revenues:
Royalty revenue	$290,599	$177,440	$106,274
License fees and milestone revenue	232,269	97,239	129,386
Manufacturing revenue	86,476	44,090	99,041
Collaborative agreement revenue	68,503	64,904	53,989
Total revenues	677,847	383,673	388,690
Operating expenses:
Research and development	112,145	99,303	82,658
Clinical and regulatory	54,244	50,136	30,254
Marketing, general and administrative	72,476	72,334	59,800
Royalty expense	73,958	58,376	36,065
Litigation settlement	—	—	55,363
Cost of manufacturing revenue	76,063	16,367	1,099
Discontinuation of small molecule research program	—	6,200	—
Withholding tax (recovery) expense	(264)	14,178	(1,815)
Total operating expenses	388,622	316,894	263,424
Operating income	289,225	66,779	125,266
Other (income) expense:
Interest income	(40,418)	(27,877)	(14,049)
Interest expense	9,323	6,569	8,432
Loss (gain) on sale of securities, net	—	13	(131)
Other income, net	(31,095)	(21,295)	(5,748)
Income before income taxes	320,320	88,074	131,014
(Benefit) provision for income taxes	(50,354)	1,578	17,361
Net income	$370,674	$86,496	$113,653
Income per common share:
Basic	$4.40	$1.03	$1.43
Diluted	$4.11	$1.01	$1.33
Shares used in calculation of income per common share:
Basic	84,235	83,582	79,500
Diluted	92,012	92,183	91,193

See accompanying notes to consolidated financial statements.

IMCLONE SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
AND COMPREHENSIVE INCOME

Years Ended December 31, 2006, 2005 and 2004

(in thousands, except share data)

								Accumulated
								Other
					Additional			Comprehensive
	Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury	Income
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	(Loss)	Total
Balance at December 31, 2003	—	$ —	75,296,117	$ 75	$ 375,731	$ (642,608)	$ (4,100)	$ 309	$ (270,593)
Options exercised			3,522,003	4	78,056				78,060
Issuance of shares on conversion of 5 1/2% notes			4,356,468	4	239,993				239,997
Issuance of shares to Merck KGaA			58,807	—	5,000				5,000
Issuance of shares through employee stock purchase plan			16,751	—	802				802
Compensation related to options granted to non-employees					2,420				2,420
Tax benefit of stock options					9,982				9,982
Unamortized deferred financing costs on the 5 1/2% notes					(1,193)				(1,193)
Compensation related to modification of options granted to employees					2,028				2,028
Treasury shares							(200)		(200)
Comprehensive income:
Net income						113,653			113,653
Other comprehensive loss:
Unrealized loss on marketable securities arising during the period								(987)	(987)
Less: Reclassification adjustment for realized gain included in net income								131	131
Total other comprehensive loss								(1,118)	(1,118)
Comprehensive income									112,535
Balance at December 31, 2004	—	—	83,250,146	83	712,819	(528,955)	(4,300)	(809)	178,838
Options exercised			1,128,642	1	17,643				17,644
Issuance of shares through employee stock purchase plan			33,620	—	932				932
Tax benefit of stock options					1,675				1,675
Treasury shares							(24,849)		(24,849)
Comprehensive income:
Net income						86,496			86,496
Other comprehensive loss:
Unrealized loss on marketable securities arising during the period								(8,345)	(8,345)
Less: Reclassification adjustment for realized loss included in net income								(13)	(13)
Total other comprehensive loss								(8,332)	(8,332)
Comprehensive income									78,164
Balance at December 31, 2005	—	—	84,412,408	84	733,069	(442,459)	(29,149)	(9,141)	252,404
Options exercised			1,701,447	2	28,998				29,000
Issuance of shares through employee stock purchase plan			29,749	—	806				806
Share-based compensation expense					8,798				8,798
Tax benefit of stock options					93,889				93,889
Comprehensive income:
Net income						370,674			370,674
Other comprehensive income:
Unrealized gain on marketable securities arising during the period								4,078	4,078
Total other comprehensive income								4,078	4,078
Comprehensive income									374,752
Balance at December 31, 2006	—	$ —	86,143,604	$ 86	$ 865,560	$ (71,785)	$ (29,149)	$ (5,063)	$ 759,649

See accompanying notes to consolidated financial statements.

IMCLONE SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$370,674	$86,496	$113,653
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	29,616	13,227	13,062
Amortization of deferred financing costs	3,713	3,713	3,107
Share-based compensation	8,798	—	4,448
Tax benefit from share-based compensation	(94,719)	1,675	9,982
Loss on disposal of fixed assets	2	3,668	1
Recovery of withholding tax asset	—	—	(1,815)
Loss (gain) on securities available for sale, net	—	13	(131)
Deferred income taxes	(153,748)	—	—
Other	(183)	438	—
Changes in:
Prepaid expenses	(206)	288	(426)
Amounts due from corporate partners	(18,759)	10,482	(60,774)
Inventories	(20,821)	(40,776)	(40,618)
Other current assets	(3,812)	19,929	(24,625)
Other assets	1,216	1,182	(5,824)
Accounts payable	(9,109)	(2,962)	9,770
Other current liabilities	387	—	(3,369)
Accrued expenses	102,035	(243)	43,320
Share-based compensation	261	—	—
Withholding tax liability	(31,736)	13,904	(1,076)
Litigation settlement	—	(75,900)	75,900
Deferred rent, less current portion	639	(943)	496
Deferred revenue	20,852	(98,783)	120,576
Net cash provided by (used in) operating activities	205,100	(64,592)	255,657
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(45,902)	(84,263)	(106,286)
Purchases of securities available for sale	(1,595,970)	(574,072)	(3,457,174)
Proceeds from sale of securities available for sale	1,130,990	575,598	1,967,058
Maturities of securities available for sale	198,422	77,607	724,161
Other	—	77	(8)
Net cash used in investing activities	(312,460)	(5,053)	(872,249)
Cash flows from financing activities:
Proceeds from exercise of stock options	29,000	17,644	77,860
Proceeds from issuance of common stock under the employee stock purchase plan	806	932	802
Tax benefit from share-based compensation	94,719	—	—
Proceeds from issuance of 1 3/8% convertible notes	—	—	600,000
Repurchase of common stock	—	(24,849)	—
Payment of financing costs	—	—	(18,559)
Proceeds from issuance of common stock to Merck KGaA	—	—	5,000
Other	—	—	(55)
Net cash provided by (used in) financing activities	124,525	(6,273)	665,048
Net increase (decrease) in cash and cash equivalents	17,165	(75,918)	48,456
Cash and cash equivalents at beginning of period	3,403	79,321	30,865
Cash and cash equivalents at end of period	$20,568	$3,403	$79,321

See accompanying notes to consolidated financial statements.

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On September 28, 2006, Carl C. Icahn, Alexander J. Denner, Ph.D., Barberry Corp and High River Limited Partnership filed a consent solicitation to remove six members of the Company’s Board of Directors as well as to add Peter S. Liebert, M.D. to the Board. On October 9, 2006, David M. Kies and William W. Crouse resigned from the Board of Directors of the Company. On October 19, 2006, Peter S. Liebert, M.D. was appointed by the Company’s Board of Directors to fill one of the vacancies resulting from the resignation of the two Directors discussed above. On October 24, 2006, the Company’s Board of Directors appointed Carl C. Icahn as Chairman of the Board. In addition, on October 24, 2006,  Joseph L. Fischer resigned as Interim Chief Executive Officer and as a member of the Company’s Board of Directors and was replaced by a newly formed Executive Committee of the Board (the “Executive Committee”), chaired by Alexander J. Denner, Ph.D., and including Directors Richard Mulligan, Ph.D., and Charles Woler, M.D., Ph.D. The Executive Committee will serve as the principal executive body for the Company until such time as a Chief Executive Officer is named. The Company also announced that Directors Vincent T. DeVita, Jr., M.D., John A. Fazio and William R. Miller will not stand for reelection to the Board of Directors at the Company’s next annual meeting. In addition, the Board determined that it would waive all director fees for six months and all option grants for directors for the next year. As a result of these developments, Carl C. Icahn and related parties withdrew their shareholder consent solicitation.

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

On December 1, 2003, Swissmedic, the Swiss agency for therapeutic products, approved ERBITUX in Switzerland for the treatment of patients with colorectal cancer who no longer respond to standard chemotherapy treatment with irinotecan. Merck KGaA licensed the right to market ERBITUX outside the United States and Canada from the Company in 1998. On June 30, 2004, Merck KGaA received marketing approval by the European Commission to sell ERBITUX for use in combination with irinotecan for the

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

treatment of patients with EGFR-expressing metastatic colorectal cancer after failure of irinotecan including cytotoxic therapy. On December 22, 2005, Swissmedic approved ERBITUX in Switzerland in combination with radiation in the treatment of patients with previously untreated, advanced SCHHN. On April 3, 2006, Merck KGaA was granted marketing authorization by the European Commission to extend the use of ERBITUX, in combination with radiotherapy, to the treatment of patients with locally advanced SCCHN. In Japan, Merck KGaA has marketing rights to ERBITUX, which are co-exclusive to the co-development rights of the Company and BMS. In February 2007, an application was submitted with the Japanese Pharmaceuticals and Medical Devices Agency for the use of ERBITUX in treating patients with advanced colorectal cancer. ERBITUX is the first IgG1 monoclonal antibody that inhibits EGFR to be submitted for marketing authorization in Japan.

The Company believes that its existing cash and cash equivalents and marketable securities and its cash provided from operating activities will provide it with sufficient liquidity to support the Company’s operations at least through the first quarter of 2008. The Company is also entitled to reimbursement for certain marketing and research and development expenditures.

The Company relies entirely on third-party manufacturers for filling and finishing services with respect to ERBITUX. If the Company’s current third-party manufacturers or critical raw material suppliers fail to meet the Company’s expectations, the Company cannot be assured that it will be able to enter into new agreements with other suppliers or third-party manufacturers without an adverse effect on the Company’s business.

(2)   Summary of Significant Accounting Policies

(a) Principles of Consolidation

The consolidated financial statements include the financial statements of ImClone Systems Incorporated and its wholly-owned subsidiary, Endoclone Incorporated. All intercompany balances and transactions have been eliminated in consolidation.

(b) Cash Equivalents

Cash equivalents may consist of money market funds, commercial paper and other readily marketable debt instruments. The Company considers all highly liquid debt instruments with original maturities at date of purchase not exceeding three months to be cash equivalents.

(c) Investments in Securities

The Company classifies its investments in debt and marketable equity securities as available-for-sale. The Company invests primarily in asset-backed securities, auction rate securities and corporate notes. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. If the fair value of a security in the portfolio is below its carrying value, the Company evaluates whether it has the intent and ability to retain the investment for a period of time sufficient to allow for recovery in the market value of the investment. In making a determination of whether an impairment is other-than-temporary the Company considers a number of factors, including the liquidity position and credit worthiness of the issuer of such securities. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to Other

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(income) expense and a new cost basis for the security is established. Dividend and interest income are recognized when earned.

(d) Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the first-in first-out (FIFO) basis. The Company’s policy is to capitalize inventory product costs when, based on management’s judgment, future economic benefit is expected to be realized. The Company’s accounting policy addresses the attributes that should be considered in evaluating whether the costs to manufacture a product have met the definition of an asset as stipulated in Financial Accounting Standards Board (“FASB”) Concepts Statement No. 6. If applicable, the Company assesses the regulatory and approval process including any known constraints and impediments to approval. The Company also considers the shelf-life of the product in relation to the expected timeline for approval. The Company reviews its inventory for excess or obsolete inventory and writes down obsolete or otherwise unmarketable inventory to its estimated net realizable value.

(e) Long-Lived Assets

Property, plant and equipment are stated at cost. Equipment under capital leases are stated at the present value of the minimum lease payments. Leasehold improvements are amortized on the straight-line method over the related lease term or the useful life of the improvement, whichever is shorter. Depreciation of fixed assets is provided on the straight-line method over the estimated useful life of the asset. Estimated useful lives are generally as follows: buildings 20 to 50 years; manufacturing equipment 10 to 20 years; laboratory and other machinery and equipment 3 to 10 years; and furniture and fixtures 8 years.

Patent and patent application costs that have been capitalized are amortized on a straight-line basis over their respective expected useful lives, up to a 15-year period. Gross patent costs were $1,888,000 and $2,080,000 at December 31, 2006 and 2005, respectively. Accumulated amortization was $1,218,000 and $1,208,000 at December 31, 2006 and 2005, respectively. Amortization expense was $121,000, $161,000 and $169,000 for the three years ended December 31, 2006, 2005 and 2004, respectively. Amortization expense is estimated to be $95,000 for each of the next five years. For the years ended December 31, 2006, 2005 and 2004 the Company had net patent write-offs of $81,000, $288,000, and $0, respectively, reflected in Marketing, general and administrative expenses on the Consolidated Statements of Operations.

The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their full carrying value may not be recovered. Assets are considered to be impaired and are written down to fair value if expected associated undiscounted cash flows are less than the carrying amounts. Fair value is generally the present value of the expected associated cash flows.

(f) Deferred Financing Costs

Costs incurred in issuing the 1 3/8% convertible senior notes are amortized and the 5½% convertible subordinated notes that were outstanding until June 2004, were amortized using the straight-line method over the shorter of: the term of the related instrument or the initial date on which the holders can require repurchase of the notes. The amortization of deferred financing costs is included in Interest expense in the Consolidated Statements of Operations. Upon redemption of the Company’s 5½% convertible subordinated notes in 2004, the remaining unamortized deferred financing costs of approximately $1.2 million were reclassified to stockholders’ equity.

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(g) Revenue Recognition

The Company recognizes all non-refundable up-front license fees as revenues in accordance with the guidance provided in the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin No. 104, “Revenue Recognition, corrected copy” (“SAB 104”) and Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Non-refundable fees received upon entering into license and other collaborative agreements where the Company has continuing involvement are recorded as deferred revenue and recognized over the estimated service period. Payments received under the Commercial Agreement are being deferred and recognized as revenue based on the percentage of actual product research and development costs incurred to date by both BMS and the Company to the estimated total of such costs to be incurred over the term of the agreement. Other than the Commercial Agreement, non-refundable milestone payments, which represent the achievement of a significant step in the research and development process, pursuant to collaborative agreements, are recognized as revenue upon the achievement of the specified milestone.

Pursuant to the guidance in EITF Issues No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” the Company characterizes reimbursements received for research and development, clinical and regulatory, royalty expense and marketing and administrative expenses incurred as Collaborative agreement revenue in the Consolidated Statements of Operations. In analyzing whether to categorize reimbursed expenses from the Company’s corporate partners as a) the gross amount billed or b) the net amount retained, the Company has analyzed the relevant facts and circumstances related to these expenses and considered the factors, as specified in the EITF Issues noted above. These expenses, which are associated with ERBITUX, are broader than would ordinarily result in central ongoing operations. These expenses have been incurred as a result of entering into the collaborative agreements that the Company has in place with its partners. In assessing whether revenue should be reported gross or net, the Company considered various factors, among them: (1) the Company is the primary obligor with respect to all expenses incurred and reimbursed; (2) the Company bears credit risk and inventory risk; (3) the Company bears responsibility for manufacturing the product and its specification; and (4) the Company has pricing latitude and supplier discretion. Based on the factors considered, the Company has concluded that costs reimbursed by its corporate partners should be characterized as revenue in its Consolidated Statements of Operations.

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

Collaborative agreement revenue consists of reimbursements received from BMS, E.R. Squibb and Merck KGaA related to clinical and regulatory studies, ERBITUX provided for use in clinical studies, certain marketing and administrative costs and a portion of royalty expense. Collaborative agreement revenue is recorded as earned based on the performance requirements under the respective contracts.

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue recognized in the accompanying Consolidated Statements of Operations is not subject to repayment. Payments received that are related to future performance are classified as deferred revenue and recognized when the revenue is earned. Amounts receivable from the sale of inventories, reimbursement of expenses and royalty receivable are reflected in the Company’s Consolidated Balance Sheet as Amounts due from corporate partners and the cash flows associated with such revenues are classified in the Company’s Consolidated Statements of Cash Flows as operating activities.

(h) Foreign Currency Transactions

Gains and losses from foreign currency transactions, such as those resulting from the translation and settlement of receivables and payables denominated in foreign currencies, are included in the Consolidated Statements of Operations. The Company does not currently use derivative financial instruments to manage the risks associated with foreign currency fluctuations. The Company recorded gains on foreign currency transactions of approximately $20,000 for the year ended December 31, 2005, and losses on foreign currency transactions of approximately $10,000 and $26,000 for the years ended December 31, 2006 and 2004, respectively. Gains and losses from foreign currency transactions are included as a component of operating expenses.

(i) Stock-Based Compensation Plans

The Company has three types of stock-based compensation plans: stock option plans, an employee stock purchase plan, and effective as of January 1, 2006, a retention plan. On January, 1, 2006, the Company adopted  FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. Under this method, prior periods are not revised for comparative purposes and the Company recognizes compensation cost using a fair-value based method for all share-based payments granted after December 31, 2005, plus any awards granted to employees prior to December 31, 2005 that remain unvested at that time. Prior to January 1, 2006, the Company accounted for its share-based compensation plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation—An Interpretation of APB Opinion No. 25” (FIN 44). On November 10, 2005, the FASB issued FASB Staff Position No. FAS123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R.

(j) Research and Development and Clinical and Regulatory

Research and development and clinical and regulatory expenses are comprised of the following types of costs: salaries and benefits, allocated overhead and occupancy costs, clinical trial and related clinical manufacturing costs, contract services and other outside costs. These expenses also include costs related to activities performed on behalf of corporate partners that are subject to reimbursement. Research and development and clinical and regulatory costs are expensed as incurred. The Company is producing clinical and commercial grade ERBITUX in its BB36 and BB50 facilities. Prior to the receipt of approval of ERBITUX for commercial sale on February 12, 2004, the Company had expensed all costs associated with the production of ERBITUX to research and development expense.

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(k) Interest

Interest costs are expensed as incurred, except to the extent such interest is related to construction in progress, in which case interest is capitalized. Interest costs capitalized for the years ended December 31, 2006, 2005 and 2004 were approximately $2.6 million, $5.4 million, and $6.1 million, respectively. Interest expense includes the amortization of deferred financing costs associated with the Company’s 1 3/8% convertible senior notes, and the 5½% convertible subordinated notes until their redemption in June 2004.

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

(n) Income Per Common Share

Basic income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period increased to include all additional common shares that would have been outstanding assuming potentially dilutive common share equivalents had been issued. Dilutive common share equivalents include 1) the dilutive effect of in-the-money shares related to stock options, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an option, the average amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital, if any, when the option is exercised, are assumed to be used to repurchase shares in the current period and 2) the conversion of convertible debt which is calculated using an “if-converted” basis. In addition, in computing the dilutive effect of convertible debt, the numerator is adjusted to add back the after-tax amount of interest recognized in the period.

(o) Comprehensive Income

Comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the Consolidated Statements of Stockholders’ Equity (Deficit). The tax (provision) benefit on the items included in Other comprehensive income (loss), assuming they were recognized in income, would be approximately $(772,000), $108,000 and $148,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

(p) Legal Defense Costs

Legal defense costs are expensed as incurred.

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(q) Impact of Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has reviewed its tax positions and does not expect that the Interpretation will have a material impact on its results of operations or financial position.

(3)   Securities Available for Sale

The securities available for sale by major security type at December 31, 2006 and 2005 were as follows: (in thousands)

		Gross	Gross
		Unrealized	Unrealized
December 31, 2006	Amortized Cost	Holding Gains	Holding Losses	Fair Value
Asset-backed securities	$397,400	$—	$(5,062)	$392,338
Foreign corporate debt	1,802	—	(1)	1,801
Auction rate securities	629,470	—	—	629,470
Total securities available for sale	$1,028,672	$—	$(5,063)	$1,023,609

		Gross	Gross
		Unrealized	Unrealized
December 31, 2005	Amortized Cost	Holding Gains	Holding Losses	Fair Value
Asset-backed securities	$552,400	$—	$(9,132)	$543,268
Foreign corporate debt	3,662	—	(9)	3,653
Auction rate securities	206,052	—	—	206,052
Total securities available for sale	$762,114	$—	$(9,141)	$752,973

Unrealized loss positions for which other-than-temporary impairments have not been recognized at December 31, 2006 and 2005, is summarized below (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2006	Value	Losses	Value	Losses	Value	Losses
Asset-backed securities	$210,374	$(2,026)	$181,964	$(3,036)	$392,338	$(5,062)
Foreign corporate debt	—	—	1,801	(1)	1,801	(1)
Total	$210,374	$(2,026)	$183,765	$(3,037)	$394,139	$(5,063)

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2005	Value	Losses	Value	Losses	Value	Losses
Asset-backed securities	$228,754	$(3,646)	$314,514	$(5,486)	$543,268	$(9,132)
Foreign corporate debt	—	—	3,653	(9)	3,653	(9)
Total	$228,754	$(3,646)	$318,167	$(5,495)	$546,921	$(9,141)

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unrealized losses relate to various debt securities including asset-backed securities and foreign corporate debt. For these securities, the unrealized losses are primarily due to increases in interest rates. Because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, it does not consider these investments to be other-than-temporarily impaired as of December 31, 2006.

Maturities of debt securities classified as available for sale were as follows at December 31, 2006: (in thousands)

	Amortized Cost	Fair Value
2007	$212,400	$210,374
2008	101,802	100,089
2009	55,000	54,038
2010	30,000	29,638
2011	—	—
2012 and thereafter	629,470	629,470
	$1,028,672	$1,023,609

Gross realized gains included in income in the years ended December 31, 2006, 2005 and 2004 were approximately $0, $3,000 and $142,000, respectively, and gross realized losses included in income in the years ended December 31, 2006, 2005 and 2004 were approximately $0, $16,000 and $11,000, respectively. These gains and losses were determined on a specific identification basis. Interest on certain securities is adjusted monthly, quarterly or semi-annually, depending on the instrument, using prevailing interest rates. These holdings are highly liquid and the Company considers the potential for loss of principal to be minimal. All holdings are denominated in U.S. currency.

(4)   Inventories

Inventories consist of the following: (in thousands)

	December 31,	December 31,
	2006	2005
Raw materials and supplies	$17,818	$22,664
Work in process	79,048	49,149
Finished goods	5,349	9,581
Total	$102,215	$81,394

In June 2006, the Company began producing ERBITUX for commercial use at its multiple product manufacturing facility (“BB50”), located in Branchburg, New Jersey. The Company expects to file a supplemental Biological License Application with the FDA for approval of BB50 in the first quarter of 2007. Until such time as the Company receives approval of BB50 from the FDA, the ERBITUX inventory produced in BB50 cannot be used for commercial distribution. Based on management’s current expectations, the Company expects that the costs of such inventory will be fully realizable once the Company obtains approval of BB50, which is expected in the second half of 2007. As of December 31, 2006, the Company has capitalized approximately $35.5 million related to the costs of producing

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ERBITUX in BB50. The Company will continue to capitalize the costs of producing ERBITUX in BB50 as long as management can conclude that the costs of such inventory will be fully realizable in the future.

(5)   Property, Plant and Equipment

Property, plant and equipment are recorded at cost and consist of the following: (in thousands)

	December 31,	December 31,
	2006	2005
Land	$4,899	$4,899
Building	281,556	67,597
Leasehold improvements	14,595	13,969
Machinery and equipment	164,869	62,806
Furniture and fixtures	6,368	4,596
Construction in progress	45,924	318,446
Total cost	518,211	472,313
Less accumulated depreciation	(95,211)	(65,718)
Property, plant and equipment, net	$423,000	$406,595

The Company constructed a 250,000 square foot multiple product manufacturing facility in Branchburg, New Jersey with capacity of up to 110,000 liters (production volume). Mechanical completion was reached in the fourth quarter of 2005 and commissioning and validation of a portion of the building was reached in the second quarter of 2006. In June 2006, the Company transferred, from construction in progress, the cost associated with this facility into the appropriate fixed asset categories, with the exception of costs related to equipment in a portion of the building which is not yet ready for its intended use. The total cost of building this facility amounted to approximately $331.4 million.

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

(6)   Accrued Expenses

The following items are included in accrued expenses: (in thousands)

	December 31,	December 31,
	2006	2005
Salaries and employee benefits	$13,964	$18,976
Research and development contract services	23,802	20,540
License fee and royalty expense	21,159	16,397
Other	10,155	5,021
	$69,080	$60,934

(7)   Withholding Tax Assets and Liability

On March 14, 2006, the Company reached an agreement in principle with the IRS to resolve the employment tax audit related to the years 1999-2001, which included the Company’s agreement to the

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

imposition of an accuracy-related penalty under Section 6662 of the Internal Revenue Code. Under this agreement, the Company’s liability to the IRS was calculated to be approximately $32.0 million. The Company had previously recorded a withholding tax liability of $18.1 million and a withholding tax asset of $274,000 in its consolidated Balance Sheet as of December 31, 2004. Based on the agreement in principle reached with the IRS, the Company eliminated the withholding tax asset of $274,000 and recorded an additional withholding tax liability of approximately $13.9 million, or a total of $32.0 million, in its consolidated Balance Sheet as of December 31, 2005. As a result, the Company recorded in the fourth quarter of 2005 a net withholding tax expense of approximately $14.2 million. On April 19, 2006, the Company signed an agreement with the IRS to resolve the employment tax audit. Pursuant to such agreement the Company paid approximately $28.7 million to the IRS on April 21, 2006, and on April 28, 2006, the Company paid the IRS approximately $3.1 million consisting of interest. The remaining $264,000 of excess withholding tax liability was reversed into income during the fourth quarter of 2006 after the Company had concluded that the payments were accepted by the IRS and the matter had been finalized.

(8)   Long-Term Debt

The Company’s long-term debt was $600.0 million at December 31, 2006 and 2005.

In May 2004, the Company completed a private placement of $600.0 million in convertible senior notes due 2024. The notes bear interest at 1 3/8% per annum payable semi-annually. The Company received net proceeds from this offering of approximately $581.4 million. Holders may convert the notes into shares of the Company’s common stock at a conversion rate of 10.5613 shares per $1,000 principal amount of notes which is equivalent to a conversion price of $94.69 per share, subject to adjustment, before the close of business on the business day immediately prior to May 15, 2024, subject to prior redemption or repurchase of the notes, only under the following circumstances: (1) on or prior to May 15, 2019, during any calendar quarter commencing after June 30, 2004, if the closing sale price of the Company’s common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter and after May 15, 2019, if the closing sale price of the Company’s common stock exceeds 120% of the conversion price on the immediately preceding trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the closing sale price of the Company’s common stock and the conversion rate; (3) if the notes have been called for redemption; or (4) upon the occurrence of certain corporate events. Beginning May 20, 2009, the Company may redeem all or any portion of the notes at a redemption price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest. On May 15 of 2009, 2014 and 2019, or upon the occurrence of certain designated events, holders may require the Company to repurchase the notes at a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. The notes are unsubordinated unsecured debt and will rank on a parity with all of the Company’s other existing and future unsubordinated unsecured debt and prior to all of the Company’s existing and future subordinated debt. Deferred financing costs of approximately $18.6 million associated with the issuance of this debt are being amortized over five years.

In June 2004, the Company redeemed all of the outstanding 5 1/2 % convertible subordinated notes due in 2005. All of the outstanding notes which amounted to approximately $240.0 million, were converted by June 17, 2004, into 4,356,000 shares of the Company’s common stock. At the time of redemption there was approximately $1.2 million of unamortized deferred financing cost which was recorded against additional paid-in capital.

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)   Income Per Common Share

Basic and diluted income per common share (“EPS”) were computed using the following: (in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
EPS Numerator—Basic:
Net income	$370,674	$86,496	$113,653
EPS Denominator—Basic:
Weighted-average number of shares of common stock outstanding	84,235	83,582	79,500
EPS Numerator—Diluted:
Net income	$370,674	$86,496	$113,653
Adjustment for interest, net of amounts capitalized and income tax effect	7,557	6,484	7,315
Net income, adjusted	$378,231	$92,980	$120,968
EPS Denominator—Diluted:
Weighted-average number of shares of common stock outstanding	84,235	83,582	79,500
Effect of dilutive securities:
Stock options	1,441	2,265	5,589
Convertible subordinated notes	6,336	6,336	6,104
Dilutive potential common shares	7,777	8,601	11,693
Weighted-average common shares and dilutive potential common shares	92,012	92,183	91,193
Basic income per common share	$4.40	$1.03	$1.43
Diluted income per common share	$4.11	$1.01	$1.33

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

For the years ended December 31, 2006, 2005, and 2004, there were an aggregate of 8,671,000, 8,277,000 and 2,333,000, respectively, potential common shares, excluded from the diluted loss per share computation because their inclusion would have had an anti-dilutive effect.

(10)   Collaborative Agreements

(a) Merck KGaA

In April 1990, the Company entered into an agreement with Merck KGaA relating to the development and commercialization of BEC2 and the recombinant gp75 antigen. Under this agreement, the Company:

•       granted Merck KGaA a license, with the right to sublicense, to make, have made, use, sell, or have sold BEC2 and gp75 antigen outside North America;

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•       granted Merck KGaA a license, without the right to sublicense, to use, sell, or have sold, but not to make, BEC2 within North America in conjunction with ImClone Systems;

•       retained the rights, (1) without the right to sublicense, to make, have made, use, sell, or have sold BEC2 in North America in conjunction with Merck KGaA and (2) with the right to sublicense, to make, have made, use, sell, or have sold gp75 antigen in North America

•       was required to give Merck KGaA the opportunity to negotiate a license in North America to gp75 antigen before granting such a license to any third party.

In return, Merck KGaA:

•       made research support payments to us totaling $4.7 million;

•       was required to make milestone payments to us of up to $22.5 million, of which $5.0 million was received through December 31, 2005 based on milestones achieved in the product development of BEC2;

•       was required to make royalty payments to us on all sales of the licensed products outside North America, if any, with a portion of the earlier funding received under the agreement being creditable against the amount of royalties due.

Following an analysis of the results of various clinical studies involving BEC2 and work on the recombinant gp75 antigen, the Company and Merck KGaA determined to discontinue their further development and terminated the related agreement in the fourth quarter of 2005. Approximately $1.6 million of deferred revenue related to this agreement was recorded as revenue upon the cancellation of the contract. The Company incurred expenses of approximately $0, $19,000 and $333,000 for the years ended December 31, 2006, 2005 and 2004, respectively, related to this contract.

In December 1998, the Company entered into a development and license agreement with Merck KGaA with respect to ERBITUX. In exchange for granting Merck KGaA exclusive rights to market ERBITUX outside of the United States and Canada and co-exclusive development rights in Japan, the Company received $30.0 million in up-front cash fees and early cash payments based on the achievement of defined milestones, all of which were received by December 31, 2001. An additional $30.0 million was received through December 31, 2004, based upon the achievement of further milestones for which Merck KGaA received equity in the Company. The equity interests underlying the milestone payments were priced at varying premiums to the then-market price of the common stock depending upon the timing of the achievement of the respective milestones.

Merck KGaA pays the Company a royalty on its sales of ERBITUX outside of the United States and Canada. In August 2001, the Company and Merck KGaA amended this agreement to provide, among other things, that Merck KGaA may manufacture ERBITUX for supply in its territory and may utilize a third-party to do so upon the Company’s reasonable acceptance. The amendment further released Merck KGaA from its obligations under the agreement relating to providing a guaranty under a $30.0 million credit facility relating to the build-out of BB36. In addition, the amendment provides that the companies have co-exclusive rights to ERBITUX in Japan, including the right to sublicense and Merck KGaA waived its right of first offer in the case of a proposed sublicense by the Company of ERBITUX in the Company’s territory. In consideration for the amendment, the Company agreed to a reduction in royalties’ payable by Merck KGaA on sales of ERBITUX in Merck KGaA’s territory.

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In July 2006, the Company and Merck KGaA entered into agreements amending and supplementing the 1998 development and license agreement. As part of the agreements, the Company consented to Merck KGaA’s sublicense of certain intellectual property rights relating to the development and commercialization of an anti-EGFR antibody to Takeda Pharmaceutical Company (“Takeda”). Merck KGaA and Takeda signed an alliance in September 2005 for the development and commercialization of matuzumab (EMD-72000), a humanized EGFR-targeting monoclonal antibody. In consideration for the Company’s consent, Merck KGaA agreed to pay the Company €2.5 million within 30 days of the execution of the agreements and a further €5.0 million within 30 days of the Company’s written consent to the sublicense. The Company received the first payment of €2.5 million in August of 2006 and has deferred the revenue associated with this payment and is recognizing it over the estimated service period. The Company expects to give written consent to sublicense in the first quarter of 2007. In addition, Merck KGaA agreed to increase its fixed royalty to 9.5% on net sales of ERBITUX outside the U.S. and Canada, effective July 1, 2006. The agreements also promote freedom to operate in the development and commercialization of matuzumab outside the United States and Canada and of IMC-11F8 (a fully-human EGFR-targeted IgG1 monoclonal antibody being developed by ImClone Systems) within the United States and Canada through the granting of certain reciprocal rights, including the sharing of confidential technical information. This is in addition to the exclusive rights held by the Company to develop and commercialize IMC-11F8 outside of the United States and Canada. The agreements do not extend to key intellectual property rights in the U.S. and Canada, where the Company and its partner Bristol-Myers Squibb continue to hold exclusive licenses to key patents covering certain uses of EGFR-targeted monoclonal antibodies. The Company has a liability due Merck KGaA of approximately $58,000 and $2.5 million as of December 31, 2006 and 2005, respectively.

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

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

co-developing and co-promoting ERBITUX in Japan with the Company and either together or co-exclusively with Merck KGaA.

On March 5, 2002, the Company amended the Commercial Agreement with E.R. Squibb and BMS. The amendment changed certain economics of the Commercial Agreement and expanded the clinical and strategic roles of BMS in the ERBITUX development program. One of the principal economic changes to the Commercial Agreement is that the Company received payments of $140.0 million on March 7, 2002 and $60.0 million on March 5, 2003. Such payments are in lieu of the $300.0 million milestone payment the Company would have received upon acceptance by the FDA of the ERBITUX BLA under the original terms of the Commercial Agreement. The terms of the Commercial Agreement, as amended on March 5, 2002, are set forth in more detail below.

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

Up-Front and Milestone Payments—The Commercial Agreement provided for up-front and milestone payments by E.R. Squibb to the Company of $900.0 million in the aggregate, of which $200.0 million was paid on September 19, 2001, $140.0 million was paid on March 7, 2002, $60.0 million was paid on March 5, 2003,  $250.0 million was paid on March 12, 2004, and  $250.0 million was paid on March 31, 2006, as a result of obtaining FDA approval on March 1, 2006 of ERBITUX for use in the treatment of SCCHN. All such payments are non-refundable and non-creditable.

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

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

shall pay the Company the amount of such distribution fee, and in the event of an operating loss, the Company shall credit E.R. Squibb the amount of such distribution fee.

Development of the Product—Responsibilities associated with clinical and other ongoing studies are apportioned between the parties as determined by the product development committee described below. The Commercial Agreement provides for the establishment of clinical development plans setting forth the activities to be undertaken by the parties for the purpose of obtaining marketing approvals, providing market support and developing new indications and formulations of the product. After transition of responsibilities for certain clinical and other studies, each party is primarily responsible for performing the studies designated to it in the clinical development plans. In the United States and Canada, the Commercial Agreement provides that E.R. Squibb is responsible for 100% of the cost of all clinical studies other than those studies undertaken post-launch which are not pursuant to an IND (e.g. Phase IV studies), the cost of which is shared equally between E.R. Squibb and ImClone Systems. As between E.R. Squibb and ImClone Systems, each is responsible for 50% of the costs of all studies in Japan. The Company has also agreed, and may agree in the future, to share with E.R. Squibb, on terms other than the foregoing, costs of clinical trials that the Company believes are not potentially registrational but should be undertaken prior to launch in the United States, Canada or Japan. In addition, to the extent that in 2005 and 2006 the Company and BMS exceed the contractual maximum registrational costs for clinical development, the Company has agreed to share such cost with BMS. The Company has incurred approximately $20.8 million,  $19.9 million and $9.1 million pursuant to such cost sharing for the years ended December 31, 2006, 2005 and 2004, respectively. The Company has also incurred approximately $3.1 million, $1.4 million and $721,000 for the years ended December 31, 2006, 2005 and 2004, respectively, related to the agreement with respect to development in Japan. Except as otherwise agreed upon by the parties, the Company will own all registrations for the product and is primarily responsible for the regulatory activities leading to registration in each country. E.R. Squibb will be primarily responsible for the regulatory activities in each country after the product has been registered in that country. Pursuant to the terms of the Commercial Agreement, as amended, Andrew G. Bodnar, M.D., J.D., Senior Vice President, Strategy and Medical & External Affairs of BMS, and a member of the Company’s Board of Directors, is entitled to oversee the implementation of the clinical and regulatory plan for ERBITUX.

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

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company established a sales force to maximize the potential commercial opportunities for ERBITUX and to serve as a foundation for the marketing of future products derived either from within the Company’s pipeline or through business development opportunities.

Manufacture and Supply—The Commercial Agreement provides that the Company is responsible for the manufacture and supply of all requirements of ERBITUX in bulk form (“API”) for clinical and commercial use in the territory, and that E.R. Squibb will purchase all of its requirements of API for commercial use from the Company. The Company supplies API for clinical use at the Company’s fully burdened manufacturing cost, and supplies API for commercial use at the Company’s fully burdened manufacturing cost plus a mark-up of 10%. The agreement also specifies that the Company should use reasonable efforts to reduce the fully burdened manufacturing cost of producing bulk ERBITUX over time. Specifically, beginning with 2006 production of bulk ERBITUX, the agreement provides that the cost of API should not exceed a predetermined price per gram. Any excess over such amount will be shared equally by the Company and BMS.

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

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Stockholder Agreement

Pursuant to the Stockholder Agreement, the Company’s Board was increased from ten to twelve members in October 2001. Our Board has subsequently been reduced to eleven members. BMS received the right to nominate two directors to the Company’s Board (each a “BMS director”) so long as its ownership interest in ImClone Systems is 12.5% or greater. If BMS’ ownership interest is 5% or greater but less than 12.5%, BMS will have the right to nominate one BMS director, and if BMS’ ownership interest is less than 5%, BMS will have no right to nominate a BMS director. If the size of the Board is increased to a number greater than twelve, the number of BMS directors would be increased, subject to rounding, such that the number of BMS directors is proportionate to the lesser of BMS’ then-current ownership interest and 19.9%. Notwithstanding the foregoing, BMS will have no right to nominate any BMS directors if (1) the Company has terminated the Commercial Agreement due to a material breach by BMS or (2) BMS’ ownership interest were to remain below 5% for 45 consecutive days.

Based on the number of shares of common stock acquired pursuant to the tender offer and the fact that we currently have ten, BMS has the right to nominate two directors. BMS designated Andrew G. Bodnar, M.D., J.D., BMS’ Senior Vice President, Strategy and Medical & External Affairs, as one of the initial BMS directors. The nomination of Dr. Bodnar was approved by the Board on November 15, 2001. BMS has not yet designated an individual to fill the open Board seat.

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

Transfers of Shares—Neither BMS nor any of its affiliates may transfer any shares or enter into any arrangement that transfers any of the economic consequences associated with the ownership of shares, except (1) pursuant to registration rights granted to BMS with respect to the shares, (2) pursuant to Rule 144 under the Securities Act of 1933, as amended or (3) for certain hedging transactions. Any such transfer is subject to the following limitations: (1) the transferee may not acquire beneficial ownership of more than 5% of the then-outstanding shares of common stock; (2) no more than 10% of the total outstanding shares of common stock may be sold in any one registered underwritten public offering; and (3) neither BMS nor any of its affiliates may transfer shares of common stock (except for registered firm

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

commitment underwritten public offerings pursuant to the registration rights described below) or enter into hedging transactions in any twelve-month period that would, individually or in the aggregate, have the effect of reducing the economic exposure of BMS and its affiliates by the equivalent of more than 10% of the maximum number of shares of common stock owned by BMS and its affiliates at any time after September 19, 2001. Notwithstanding the foregoing, BMS Biologics may transfer all, but not less than all, of the shares of common stock owned by it to BMS or to E.R. Squibb or another wholly-owned subsidiary of BMS.

Registration Rights—The Company granted BMS customary registration rights with respect to shares of common stock owned by BMS or any of its affiliates.

(c)   UCB S.A.

In August 2005, the Company entered into a Collaboration and License Agreement with UCB S.A. (“UCB”), a company registered in Belgium, for the development and commercialization of CDP-791, UCB’s novel, investigational PEGylated di-Fab antibody targeting the vascular endothelial growth factor receptor-2 (“VEGFR-2”). No upfront or milestone payments were payable under the Agreement. In the first quarter of 2007, the Company terminated this agreement with UCB, largely due to substantial progress made in the development of 1121B and agreed to pay UCB $450,000 as settlement of all previous amounts due related to expenses associated with the co-development activities under the agreement. As part of this settlement, the Company will receive a single-digit royalty on net sales worldwide upon commercialization of such indications. The Company had recorded as of December 31, 2005 an expense of $2.5 million in its financial statements related to the agreement. As a result of the termination of this contract, the Company reversed $2.0 million in 2006 of the previously expensed amount. Therefore, the Company had a liability due to UCB of $450,000 and $2.5 million as of December 31, 2006 and 2005, respectively.

Collaborative Agreement Tables

Royalty revenue consists of the following: (in thousands)

	Year Ended December 31,
	2006	2005	2004
BMS	$254,359	$161,116	$101,703
Merck KGaA	35,971	16,229	4,314
Other	269	95	257
Total royalty revenue	$290,599	$177,440	$106,274

License fees and milestone revenue consists of the following: (in thousands)

	Year Ended December 31,
	2006	2005	2004
BMS:
ERBITUX license fee revenue	$231,921	$94,232	$128,943
Merck KGaA:
ERBITUX and BEC2 license fee revenue	348	3,007	385
Other license fee revenue	—	—	58
Total license fees and milestone revenue	$232,269	$97,239	$129,386

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Manufacturing revenue from corporate partners consists of the following: (in thousands)

	Year Ended December 31,
	2006	2005	2004
BMS	$82,428	$44,090	$99,041
Merck KGaA	4,048	—	—
Total collaborative agreement revenue	$86,476	$44,090	$99,041

Collaborative agreement revenue from partners consists of the following: (in thousands)

	Year Ended December 31,
	2006	2005	2004
BMS:
Drug	$8,026	$8,926	$13,062
ERBITUX clinical and regulatory expenses	12,424	13,748	12,105
ERBITUX marketing, general and administrative expenses	1,093	1,594	2,017
ERBITUX royalty expenses	29,349	18,591	11,735
Total BMS	50,892	42,859	38,919
Merck KGaA:
Drug	11,468	18,455	11,446
ERBITUX clinical and regulatory expenses	—	928	1,753
ERBITUX marketing, general and administrative expenses	110	358	774
ERBITUX royalty expenses	6,018	2,292	1,003
BEC2 expenses	—	—	42
Total Merck KGaA	17,596	22,033	15,018
Other	15	12	52
Total collaborative agreement revenue	$68,503	$64,904	$53,989

Amounts due from corporate partners in the table below are net of allowance for doubtful accounts in 2006, 2005 and 2004 of $0, $0, and $430, respectively. Amounts due from corporate partners were written-off against the allowance of $430 in 2005. There were no write-offs in 2006 or 2004 and no additions to the allowance in 2006 or 2005. All amounts including the table below are in thousands:

	December 31, 2006	December 31, 2005
BMS:
ERBITUX	$64,991	$51,503
Merck KGaA:
ERBITUX and BEC2	13,039	7,768
Total amounts due from corporate partners	$78,030	$59,271

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred revenue consists of the following: (in thousands)

	December 31, 2006	December 31, 2005
BMS:
ERBITUX commercial agreement	$374,215	$356,136
Merck KGaA:
ERBITUX development and license agreement	5,662	2,889
Total deferred revenue	379,877	359,025
Less: current portion	(142,013)	(112,624)
Total long-term deferred revenue	$237,864	$246,401

(11) Stockholder’ Equity

(a)   Common Stock

The Company is authorized to issue 200,000,000 shares of common stock.

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

Subject to certain exceptions, rights become exercisable (i) on the tenth day after public announcement that any person, entity, or group of persons or entities has acquired ownership of 19.9% or more of the Company’s outstanding common stock, or (ii) 10 business days following the commencement of a tender offer or exchange offer, other than certain qualifying tender offers, by any person which would, if consummated, result in such person acquiring ownership of 19.9% or more of the Company’s outstanding common stock, (collectively an “Acquiring Person”).

In such event, each right holder (other than the Acquiring Person and its affiliates) will have the right to receive the number of shares of common stock having a then-current market value equal to two times the aggregate exercise price of such rights. If the Company were to enter into certain business combination or disposition transactions with an Acquiring Person, each right holder will have the right to receive shares of common stock of the acquiring company having a value equal to two times the aggregate exercise price of the rights.

The Company may redeem these rights in whole at a price of $.001 per right. The rights expire on February 15, 2012.

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(c)   Stock Repurchase Program

On September 19, 2005, the Company announced the approval by the Board of Directors of a stock repurchase program permitting the repurchase of up to $100.0 million in aggregate principal amount of outstanding shares of the Company’s common stock during a two year period. The stock repurchase program is to be employed for general corporate purposes, including to offset dilution resulting from future grants of stock options or other dilutive incentive compensation granted to the Company’s employees and directors. Stock repurchases under this program may be made through open market or privately negotiated transactions at such times and in such amounts as the Company deems appropriate, based on a variety of factors such as price, corporate and regulatory requirements and overall market conditions. The stock repurchase program may be limited or terminated at any time without prior notice. As of December 31, 2006 the Company has repurchased 811,416 shares at an average price of $30.62 per share for aggregate consideration of approximately $24.8 million under the program.

(d)   Share-Based Compensation Plans

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

On October 17, 2005, the Compensation Committee of the Board of Directors approved the adoption of a stock option plan for the sole purpose of making one-time grants of stock options to newly hired key employees who have not previously been employees or directors of the Company as an inducement to such persons entering into employment with the Company (the “Inducement Plan”), in accordance with

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NASDAQ Marketplace Rule 4350(i)(1)(A)(iv). The Inducement Plan permitted the Company to issue up to a total of 600,000 “inducement” options to eligible participants to purchase shares of common stock of the Company on terms and conditions set forth therein and in individual award agreements under the Inducement Plan, in each case on terms commensurate with options granted under the Company’s 2002 Stock Option Plan. The Inducement Plan was cancelled on September 20, 2006.

On September 20, 2006, the shareholders approved and the Company adopted the 2006 Stock Incentive Plan (the “06 Plan”). Under the 06 Plan, the Company has the ability to grant (i) stock options; (ii) stock appreciation rights; (iii) restricted stock awards; (iv) restricted stock unit awards; (v) performance awards; and (vi) other stock-based awards. Effective with the adoption of the 06 Plan, the Company will not award new grants from the 02 Plan. Any common stock option which is cancelled, forfeited or expires prior to exercise whether such option was granted under this plan, the 96 Plans, the 98 Plan or the 02 Plan, shall again become available for grant under the 06 Plan. Options granted under the 06 Plan generally vest over one-to-four-year periods and unless earlier terminated, and expire ten years from the date of grant. The aggregate number of shares of common stock that may be granted or used for reference purposes under the 06 Plan shall not exceed 5,500,000 shares plus common stock available for grant under prior plans. Any shares of common stock that are subject to awards of stock options or stock appreciation rights will be counted against this limit as one share for every share granted. Any shares of common stock that are subject to awards other than stock options or stock appreciation rights will be counted against this limit as two shares for every share granted.

As of December 31, 2006, the number of remaining shares authorized and currently available for grant under plans discussed above is approximately 7,136,000. Incentive stock options may not be granted at a price less than the fair market value of the stock at the date of grant and may not be granted to non-employees. Options under all the plans, unless earlier terminated, expire ten years from the date of grant. Options granted under these plans generally vest over one-to-four-year periods.

In September 2001, and in connection with the Board of Directors’ approval of certain employment the Company granted options to purchase, in the aggregate, 2,450,000 shares of its common stock to its former President and Chief Executive Officer, Dr. Samuel D. Waksal, its then-current Chief Operating Officer, and now-former Chief Scientific Officer, Dr. Harlan W. Waksal and its then-current Senior Vice President, Finance, and Chief Financial Officer and former Chief Executive Officer, Daniel S. Lynch. The options have a per-share exercise price equal to $50.01, the last reported sale price of the common stock preceding the date Board of Director approval was obtained. The terms of the options granted to Dr. Samuel D. Waksal and Dr. Harlan W. Waksal provided that they vest in their entirety three years from the date of grant, but may vest earlier as to 33.33% of the shares if certain targets in the Company’s common stock price were achieved. The options granted to Daniel S. Lynch vested equally over three years. In connection with the resignation of Dr. Samuel D. Waksal, and the associated May 24, 2002 Separation Agreement between the Company and Dr. Samuel D. Waksal, the Company amended Dr. Samuel D. Waksal’s September 2001 stock option award such that the then unvested portion totaling 833,332 shares would vest immediately as of the date of termination. In December 2005, the Company and Dr. Samuel D. Waksal entered into a settlement agreement providing for the return to the Company of 416,667 of stock options that were previously issued to Dr. Samuel D. Waksal. Such options were returned to the Company and were cancelled as of December 31, 2005.

The Company’s employee stock option plans generally permit option holders to pay for the exercise price of stock options and any related income tax withholding with shares of the Company’s common stock

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

that have been held by the option holders for at least six months. During the year ended December 31, 2004, 4,008 shares of common stock were delivered to the Company in payment of the aggregate exercise price and related to income tax withheld associated with the exercise of stock options to purchase an aggregate of 19,044 shares of common stock. The 4,008 shares delivered to the Company had a value of $200,000 determined by multiplying the closing price of the common stock on the date of deliver for the number of shares presented for payment. These shares are included as treasury stock in the Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income at December 31, 2004.

The Company granted options to purchase 45,000 shares of its common stock to certain Scientific Advisory Board members in consideration for future services during the year ended December 31, 2003. The fair value of these options was subject to remeasurement through the vesting date using the Black-Scholes option-pricing model. The Company recognized compensation expense associated with the options granted to Scientific Advisory Board members of approximately $0, $0 and $2.4 million in the years ended December 31, 2006, 2005 and 2004, respectively. All of these options were either exercised or cancelled as of February 16, 2006.

During the years ended December 31, 2006, 2005 and 2004, the Company granted options to non-employee members of its Board of Directors to purchase 310,000, 255,000 and 352,000 shares, respectively, of its common stock. The annual grant of stock options to non-employee members of the Board of Directors vest quarterly, however if a Board member ceases to be a Director, the stock options vest pro rata up to the last day the Board member serves as a Director of the Company. During 2004, the Company recognized compensation expense of approximately $2.0 million associated with the modification of stock options for a number of terminated employees.

On December 16, 2005, the Company’s Board of Directors approved the acceleration of vesting of unvested stock options with exercise prices equal to or greater than $33.44 per share outstanding as of December 16, 2005 that had been previously awarded to Company employees and other eligible participants, including officers and non-employee directors. Options to purchase 2,805,169 shares of the Company’s common stock were subject to this acceleration. Of this amount, 163,750 options were held by non-employee directors, with a weighted average exercise price of $45.00 per share, and 628,347 options were held by officers of the Company with a weighted average exercise price of $44.32 per share. The Board required each non-employee director and, as a condition to continued employment, each officer of the Company, to agree to refrain from selling, transferring, pledging or otherwise disposing of shares of Company common stock acquired upon any exercise of subject stock options (other than sales by such persons to fund the exercise price or to satisfy minimum statutory withholding on such exercise, each in accordance with the applicable Plan and the Company’s existing policies and procedures) until the date on which the exercise would have been permitted under the stock option’s pre-acceleration vesting terms or pursuant to the Company’s Change-in-Control Plan or, if earlier, the officer’s last day of employment with, or director’s last day of service as a director of, the Company. The decision to accelerate vesting of these stock options, which were “out-of-the-money” was made primarily to minimize future compensation expense that the Company would otherwise have been required to recognize in its Consolidated Statements of Operations pursuant to FAS123R, which the Company adopted on January 1, 2006. The Company estimates that the aggregate future expense that will be eliminated as a result of this acceleration of vesting is approximately $22.5 million in 2006 and $9.5 million in 2007.

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the effect of compensation cost arising from share-based payment arrangements on the Company’s statements of income for the year ended December 31, 2006 for the Company’s Stock Option Plans, the ESPP, and the Retention Plan: (in thousands)

Research and development	$2,995
Clinical and regulatory	1,296
Marketing, general and administrative	5,155
Total cost of share-based compensation for the year	9,446
Amount capitalized in inventory and fixed assets during the year	(1,328)
Amount recognized in income for amounts previously capitalized in inventory and fixed assets	326
Amounts charged against income, before income tax benefit	$8,444

As a result of adopting SFAS 123R, the Company’s income before income taxes and net income for the year ended December 31, 2006 was approximately $8.4 million and $6.8 million, respectively, lower than if it had continued to account for share-based compensation in accordance with the provisions of APB No. 25. Basic and diluted income per share for the year ended December 31, 2006, would have been $4.48 and $4.18, respectively, if the Company had not adopted SFAS 123R, compared to reported basic and diluted income per share of $4.40 and $4.11, respectively. In addition, for the year ended December 31, 2006, the adoption of SFAS 123R resulted in net cash provided by operating activities being lower and net cash provided by financing activities being higher by approximately $94.7 million. This amount represents the benefit of equity net operating losses that will be taken as a reduction on our tax returns and therefore, saving us cash by reducing our federal and state taxes due.

Prior to the adoption of SFAS 123R, all tax benefits for deductions resulting from the exercise of stock options were presented as operating cash flows on the Consolidated Statements of Cash Flows. Upon adoption of SFAS 123R, cash flows resulting from the tax benefits of tax deductions are classified as financing cash flows.

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

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following assumptions were used to estimate the fair value of options granted under the Company’s Stock Option Plans:

	Year Ended December 31,
	2006	2005	2004
Expected term (years)	3.95-5.72	4.49	4.47
Risk-free interest rate	4.31-5.21%	3.62%	2.63%
Expected volatility	27.45-42.70%	82.92%	85.42%
Expected dividend rate	0%	0%	0%

The assumptions used in the Monte-Carlo simulation modeling to estimate the fair value of awards under the Retention Plan for the year ended December 31, 2006 were: expected volatility of 42.23%, risk-free interest rate ranging from 4.87% to 5.03% and expected dividend yield of 0%. The fair value of the Company’s ESPP awards during the year ended December 31, 2006 were calculated using the intrinsic value of the common stock purchased on the end of each quarter based on the fact that the Company’s offering period is three months and the ESPP does not contain a look-back provision.

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Option Activity and Share-Based Compensation Expense

Stock option activity for the year ended December 31, 2006 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	(in thousands)
Outstanding at December 31, 2005	12,619,193	$37.38
Granted	1,763,905	34.32
Exercised	(1,701,447)	17.04
Forfeitures	(2,171,921)	45.14
Expired	(436)	6.01
Outstanding at December 31, 2006	10,509,294	$38.55	6.12	$19,331
Vested and expected to vest	10,327,285	$38.64	6.01	$19,325
Exercisable at December 31, 2006	9,089,017	$39.42	5.65	$18,587

The weighted average fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $14.64,  $25.34 and $33.21, respectively. The aggregate intrinsic value of options outstanding at December 31, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the 1,486,837 shares that had exercise prices that were lower than the $26.76 market price of our common stock at December 31, 2006. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was approximately $27.3 million, $22.5 million and $150.8 million, respectively, determined as of the date of exercise.

The Company recognized for the year ended December 31, 2006 approximately $7.4 million in share-based compensation expense, net of amounts capitalized, for stock options granted under the Company’s Stock Option Plans. As of December 31, 2006, there was approximately $14.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s Stock Option Plans. This amount assumes the Company’s expected forfeiture rate. That cost is expected to be recognized over a weighted average period of approximately 2.6 years. The Company utilizes newly issued shares to satisfy the exercise of stock options.

Upon issuance of the awards, the grant date fair value for the Retention Plan was approximately $3.7 million. The fair value (based on the December 31, 2006 valuation) of the Retention Plan awards outstanding at December 31, 2006 was approximately $1.8 million. The combined fair value of the Retention Plan awards that were cancelled during the year ended December 31, 2006 was approximately $591,000 (based on the December 31, 2006 valuation). The aggregate intrinsic value of the awards outstanding at December 31, 2006, all of which are not vested, is $0 because the 30-day average closing stock price preceding December 31, 2006 did not exceed the trigger price of $32.99. The aggregate intrinsic value of the awards expected to vest at December 31, 2006 is $0. The weighted average remaining contractual term for both the awards outstanding and the awards that are vested and expected to vest at December 31, 2006 is approximately 1.5 years.

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recognized for the year ended December 31, 2006 approximately $557,000 in share-based compensation expense, net of amounts capitalized, for the Retention Plan. As of December 31, 2006, there was approximately $910,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Retention Plan. This amount assumes the Company’s expected forfeiture rate. The costs associated with the awards are expected to be recognized over the Performance Periods.

During the year ended December 31, 2006, the Company granted  29,749 shares for the ESPP for a total of 213,144 shares that have been issued under the plan and recognized approximately $122,000 in share-based compensation expense, net of amounts capitalized. The Company utilizes newly issued shares to satisfy the issuance of shares under the ESPP.

Comparable Disclosures

The following table illustrates the effect on net income and net income per share for the years ended December 31, 2005 and 2004, if the compensation cost for the Company’s stock option grants had been determined based on the fair value at the grant dates for awards consistent with the fair value method of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation (“SFAS 123”). The stock-based employee compensation expense determined under the fair value based method was calculated using the graded vesting attribution approach.

	Year Ended December 31,
	2005	2004
	(in thousands, except per share amounts)
Net income, as reported	$86,496	$113,653
Add: Stock-based employee compensation expense included in net income, tax effected	—	1,759
Deduct: Total stock-based employee compensation expense determined under fair value based method, tax effected	(89,365)	(46,283)
Pro forma net (loss) income	$(2,869)	$69,129
Net (loss) income per common share:
Basic, as reported	$1.03	$1.43
Basic, pro forma	$(0.03)	$0.87
Diluted, as reported	$1.01	$1.33
Diluted, pro forma	$(0.03)	$0.85

For the years ended 2005 and 2004 there were 19,552,000, and 3,487,000, respectively, of potential common shares excluded from the pro forma diluted income per share computation because their inclusion would have had an anti-dilutive effect. The potential common shares excluded from the computation consist of anti-dilutive stock options for all periods and shares related to the 1 3/8% convertible notes and 5 1/2% convertible notes for the year ended December 31, 2005. The pro forma effect on the net income (loss) for the years ended December 31, 2005 and 2004 is not necessarily indicative of the effect on future years’ operating results. Pro-forma stock-based compensation expense in 2005 includes expenses associated with the accelerated vesting of options in the fourth quarter of 2005.

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Income Taxes

The (benefit) provision for income taxes includes the following: (in thousands)

	Year Ended December 31,
	2006	2005	2004
Current:
Federal	$78,993	$861	$5,947
State and local	24,401	717	11,414
Total provision for income taxes	103,394	1,578	17,361
Deferred:
Federal	(130,846)	—	—
State and local	(22,902)	—	—
Total benefit for income taxes	(153,748)	—	—
(Benefit) provision for income taxes	$(50,354)	$1,578	$17,361

The Company recorded as increases to additional paid-in capital approximately $93.9 million, $1.7 million and $10.0 million of tax benefit from the exercise of stock options for the years ended December 31, 2006, 2005 and 2004, respectively. As a result of legislation in New Jersey passed in 2002 an Alternative Minimum Assessment (AMA) tax is computed and may be applicable. This AMA tax impacted the Company’s tax provision for the year ended December 31, 2005.

Reconciliations between the total tax provision and the tax provision based on the federal statutory rate are presented below: (in thousands)

	Year Ended December 31,
	2006	2005	2004
Pre-tax income	$320,320	$88,074	$131,014
Tax provision at federal statutory rate of 35%	112,112	30,826	45,855
State and local income taxes (net of federal benefit)	5,159	338	8,005
Change in valuation allowance	(161,095)	(28,418)	(33,023)
Research and development credits	(5,989)	(4,331)	(3,585)
Non-deductible expenses	(541)	3,163	109
(Benefit) provision for income taxes	$(50,354)	$1,578	$17,361

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tax effects of temporary differences that give rise to significant portions of the gross deferred tax assets and gross deferred tax liabilities are presented below: (in thousands)

	December 31,
	2006	2005
Gross deferred tax assets:
Research and development credit carryforwards and other credits	$73,619	$77,012
Compensation relating to the issuance of stock options and warrants	3,413	894
Net operating loss carryforwards	49,614	173,096
Deferred revenue	156,118	142,135
Withholding tax liability	—	9,422
Capital loss carryforward	3,909	3,761
Other	12,218	10,470
Total gross deferred tax assets	298,891	416,790
Less valuation allowance	(133,589)	(415,510)
Net deferred tax assets	165,302	1,280
Gross deferred tax liabilities:
Other	3,538	1,280
State taxes	8,016	—
Net deferred tax asset	$153,748	$—

In 2006, the Company released a portion of its valuation allowance against our total deferred tax assets. This partial release was based on revised expectations of projected book and taxable income, which caused the Company to conclude that it is more likely than not that a portion of the benefit of these deferred tax assets would be realized. This release resulted in a net tax benefit of approximately $111.3 million. The financial projections supporting our conclusion to release a portion of our valuation allowance contain significant assumptions based on current facts about our market share and our competitive landscape. If such assumptions were to differ significantly, it may have a material impact on our ability to realize our deferred tax assets. The Company will continue to monitor its current performance and future financial projections, including market share and competitive landscape, in order to determine the effect on the valuation allowance.

The net change in the total valuation allowance for the years ended December 31, 2006, 2005 and 2004 were decreases of approximately $281.9 million, $14.6 million and $2.7 million, respectively. Approximately $120.7 million of the total valuation allowance pertains to tax deductions relating to stock option exercises for which any subsequently recognized tax benefit will be recorded as an increase to additional paid-in capital.

At December 31, 2006, the Company had net operating loss carryforwards for federal and certain state income tax purposes of approximately $124.0 million, which expire at various dates from 2010 through 2025. At December 31, 2006, the Company had research credit carryforwards for federal and New Jersey state purposes of $49.6 million and $14.5 million, respectively, and federal alternative minimum tax credits of $9.4 million. The federal and state research credits expire at various dates from 2007 through 2026. The American Jobs Creation Act of 2004 provides for a tax deduction up to 9% (when fully phased in) of qualified production activities income. This deduction does not yet provide any material benefit to the Company.

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Discontinuation of Small Molecule Program

On May 11, 2005, the Company announced a plan to discontinue its small molecule research program. This decision was made after evaluating the Company’s investment in such program against the time horizon before commercial benefits would be realized. As a result of this decision, the Company reflected $6.2 million of costs associated with the discontinuation of this program in the Consolidated Statements of Operations for the year ended December 31, 2005. Such costs included approximately $2.2 million of costs related to severance for 45 employees that were terminated, approximately $3.7 million of costs related to the write-off of fixed assets used in such program (shown net of $227,000 from the subsequent sale of equipment that was previously written off as part of this discontinuance), approximately $60,000 of contract termination costs related to the cancellation of the lease at the Brooklyn facility where the employees were conducting such research and approximately $282,000 of other shutdown expenses. The Company had no additional other shutdown expenses and paid the remaining  amount of $12,000 that was accrued at December 31, 2005 during the year ended December 31, 2006 to complete the disposition of this program.

(14) Contingencies

In January 2002, a number of complaints asserting claims under the federal securities laws against the Company and certain of the Company’s directors and officers were filed in the U.S. District Court for the Southern District of New York. Those actions were consolidated under the caption Irvine v. ImClone Systems Incorporated, et al., No. 02 Civ. 0109 (RO). In the corrected consolidated amended complaint, plaintiffs asserted claims against the Company, its former President and Chief Executive Officer, Dr. Samuel D. Waksal, its former Chief Scientific Officer and then-President and Chief Executive Officer, Dr. Harlan W. Waksal, and several of the Company’s other present or former officers and directors, for securities fraud under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b-5, on behalf of a purported class of persons who purchased the Company’s publicly traded securities between March 27, 2001 and January 25, 2002. The complaint also asserted claims against Dr. Samuel D. Waksal under section 20A of the Exchange Act on behalf of a separate purported sub-class of purchasers of the Company’s securities between December 27, 2001 and December 28, 2001. The complaint sought to proceed on behalf of the alleged classes described above, sought monetary damages in an unspecified amount and sought recovery of plaintiffs’ costs and attorneys’ fees. On January 24, 2005, the Company announced that it had reached an agreement in principle to settle the consolidated class action for a cash payment of $75.0 million, a portion of which would be paid by the Company’s insurers. Therefore, the Company recorded in its Consolidated Balance Sheet as of December 31, 2004, as Litigation settlement, a liability of  approximately $75.9 million and a receivable from our insurers of approximately $20.5 million, included in Other assets. Net expense of approximately $55.4 million was recorded in the fourth quarter of 2004 and reflected in the Consolidated Statement of Operations as Litigation settlement. The parties signed a definitive stipulation of settlement and as provided for under the stipulation of settlement, on March 11, 2005, the Company paid $50.0 million into an escrow account, subject to Court approval of the proposed settlement. On July 29, 2005 the Court approved the proposed settlement and on August 5, 2005, the Company paid the remaining $25.0 million into the escrow account, with such funds to be held in and distributed pursuant to the terms of the settlement. The Company has collected from its insurers all of the outstanding receivable amounting to $20.5 million. The amount received from the insurers includes $8.75 million, less attorneys fees of $875,000, that was paid to the Company under the derivative settlement discussed below.

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On August 14, 2002, after the federal grand jury indictment of Dr. Samuel D. Waksal had been issued but before Dr. Samuel D. Waksal’s guilty plea to certain counts of that indictment, the Company filed an action in New York State Supreme Court seeking recovery of certain compensation, including advancement of certain defense costs, that the Company had paid to or on behalf of Dr. Samuel D. Waksal and cancellation of certain stock options. That action was styled ImClone Systems Incorporated v. Samuel D. Waksal, Index No. 02/602996. On July 25, 2003, Dr. Samuel D. Waksal filed a Motion to Compel Arbitration seeking to have all claims in connection with the Company’s action against him resolved in arbitration. By order dated September 19, 2003, the Court granted Dr. Samuel D. Waksal’s motion and the action was stayed pending arbitration. On September 25, 2003, Dr. Samuel D. Waksal submitted a Demand for Arbitration with the American Arbitration Association (the “AAA”), by which Dr. Samuel D. Waksal asserted claims to enforce the terms of his separation agreement, including provisions relating to advancement of legal fees, expenses, interest and indemnification, for which Dr. Samuel D. Waksal claimed unspecified damages of at least $10.0 million. On March 10, 2004, the Company commenced a second action against Dr. Samuel D. Waksal in the New York State Supreme Court. That action was styled ImClone Systems Incorporated v. Samuel D. Waksal, Index No. 04/600643. Specifically, by this action, the Company sought to recover: (a) $4.5 million that the Company paid to the State of New York in respect of exercises of non-qualified stock options and certain warrants in 2000; (b) at least $16.6 million that the Company paid to Samuel D. Waksal in the form of ImClone common stock, in lieu of withholding federal income taxes from exercises of non-qualified stock options and certain warrants in 2000; and (c)  approximately $1.1 million that the Company paid in the form of ImClone common stock to Samuel D. Waksal and his beneficiaries, in lieu of withholding federal, state and local

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

income taxes from certain warrant exercises in 1999-2001. The complaint asserted claims for unjust enrichment, common law indemnification, moneys had and received and constructive trust. On June 18, 2004, Dr. Samuel D. Waksal filed an Answer to the Company’s Complaint.

On December 21, 2005, the Company and Dr. Samuel D. Waksal entered into a settlement agreement with respect to the foregoing actions, providing for, among other things, judgments in both actions in the Company’s favor. The settlement agreement included the payment of director and officer legal fee expense indemnification by the Company, for which the Company paid approximately $2.0 million in the fourth quarter of 2005. The settlement agreement also provided for the return to the Company of 416,667 of stock options that were previously issued to Dr. Samuel D. Waksal. Such options were returned to the Company and were cancelled as of December 31, 2005.

On October 28, 2003, a complaint was filed by Yeda Research and Development Company Ltd. (“Yeda”) against ImClone Systems and Aventis Pharmaceuticals, Inc. in the U.S. District Court for the Southern District of New York (03 CV 8484). This action did not seek damages, but rather alleged that three individuals associated with Yeda should also be named as co-inventors on U.S. Patent No. 6,217,866, which relates to the therapeutic use of EGFR antibodies (such as ERBITUX, the Company’s EGFR antibody product) in combination with chemotherapy. The Company has exclusively licensed this patent from Rhone-Poulenc Rorer Pharmaceuticals, now known as Sanofi-Aventis. On June 7, 2005, Yeda amended its U.S. complaint to seek sole inventorship of the subject patent. On November 4, 2005, the Court denied the Company’s motion for summary judgment with respect to this matter, as filed with the Court on June 24, 2005. At the same time, the Court granted summary judgment to Yeda dismissing two of ImClone’s affirmative defenses. A bench trial on the merits of Yeda’s complaint was held between June 5, 2006 and July 19, 2006. On September 18, 2006, the Court ruled in favor of Yeda by awarding it sole inventorship rights to the patent. ImClone Systems then appealed the Court’s decision to the Court of Appeals for the Federal Circuit. The appeal was docketed on October 5, 2006 (as No. 2007-1012), and is in its early stages. The Company, having had the advice of its patent counsel, believes the positions raised on appeal are sound, and it plans to vigorously pursue this appeal.

On September 20, 2006, subsequent to the Court’s inventorship decision, the Company also filed an action (06 CV 7190) against Yeda in the U.S. District Court for the Southern District of New York seeking a declaratory judgment that the patent is invalid due to the removal of the originally named inventors. On October 31, 2006, Yeda filed an answer and counterclaim to the Company’s declaratory judgment complaint in which Yeda alleges the Company is liable to Yeda for willful patent infringement, unjust enrichment and conversion, and seeks damages from the Company and an order requiring the Company to license the patent and pay Yeda royalties until the patent expires. The declaratory judgment action is in its early stages. The Company,  having had the advice of its patent counsel, believes that the claims asserted in the declaratory judgment action are sound, and that Yeda’s counterclaims are not sound, and it plans to vigorously pursue this action. The Company is unable to predict the outcome of these actions at this time. If the Company’s appeal is unsuccessful and Yeda’s sole inventorship rights to the patent are upheld and the Company is unsuccessful with respect to its declaratory judgment action, the Company may become obligated to pay Yeda a royalty and may be liable to Yeda for other damages.

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On March 25, 2004, an action was filed in the United Kingdom Patent Office entitled Referrer’s Statement requesting transfer of co-ownership and amendment of patent EP (UK) 0 667 165 to add three Yeda employees as inventors. Also on March 25, 2004, a German action entitled Legal Action was filed in the Munich District Court I, Patent Litigation Division, in which Yeda sought a 75% ownership interest in patent EP (DE) 0 667 165 based on its allegation that the inventorship on that patent was incorrect. The Company was not named as a party in these actions which relate to the European equivalent of U.S. Patent No. 6,217,866 discussed above. Accordingly, the Company has intervened in the U.K. and German actions. Yeda sought to amend its pleadings in the United Kingdom and Germany to seek sole inventorship and sole ownership. Following hearings, both the U.K. and German courts held that Yeda was not entitled to amend its pleadings. In the U.K., Yeda sought leave from the House of Lords to appeal the High Court’s decision, and such leave was granted in November 2006. In Germany, Yeda has appealed the lower court’s decision to the Higher Regional Court of Munich. Additionally, on or about March 25, 2005 and March 29, 2005, respectively, Yeda filed legal actions in Austria and France against both Aventis and ImClone Systems seeking full inventorship of EP (AU) 0 667 165 and EP (FR) 0 667 165, as well as payment of legal costs and fees. The Company, having had the advice of its patent counsel, believes there are sound defenses to these actions, and it presently plans to vigorously defend against the claims asserted. The Company is unable to predict the outcome of these actions at this time. In addition, in December 2002, Opposition Proceedings seeking to revoke the European patent discussed above were brought by the Scripps Research Institute, Amgen Inc., Abgenix, Inc., and YM Biosciences Inc. An Opposition Proceeding is an administrative process, the outcome of which may be that the European patent will be revoked. The Company has vigorously defended its position in this matter, which is suspended pending a final determination of the Yeda matter discussed above.

On May 4, 2004, a complaint was filed against the Company by Massachusetts Institute of Technology (“MIT”) and Repligen Corporation (“Repligen”) in the U.S. District Court for the District of Massachusetts (04-10884 RGS). This action alleges that ERBITUX infringes U.S. Patent No. 4,663,281, which is owned by MIT and exclusively licensed to Repligen and that the Company should therefore pay damages. On July 28, 2006, the Court denied the Company’s motion for summary judgment seeking to dismiss all claims on the basis that the patent rights at issue were exhausted as a matter of law and granted MIT and Repligen’s cross motion that their patent rights were not exhausted. On September 26, 2006, a hearing was held in response to a Motion for Sanctions filed by Repligen, which alleged that the Company’s counsel, Kenyon & Kenyon, and the Company acted improperly during and after the deposition of one of Repligen’s potential witnesses. Repligen seeks evidentiary sanctions which may limit the Company’s proofs on non-infringement issues, and the Court has raised the possibility that Kenyon & Kenyon may be disqualified from further representation of the Company in the case. The Company and Kenyon & Kenyon deny any improper conduct. The Court has not ruled on the motion, and it is not possible to predict what impact, if any, this collateral matter may have in the case. Upon a ruling by the Court, the case will proceed to trial on the merits of the Company’s other defenses. The Company, having had the advice of its patent counsel, believes that its defenses are sound, and it presently plans to vigorously defend against the claims asserted.

On February 5, 2007, a complaint was filed against the Company by Abbott Laboratories (“Abbott”) in the U.S. District Court for the District of Massachusetts (07-cv-10216). This action alleges that the manufacture and sale of ERBITUX infringes U.S. Patent No, 5,665,578, which is owned by Abbott and that the Company should therefore pay damages. As of this time, the Company has not yet filed an answer to this complaint. The Company plans to vigorously defend against any claims asserted in this action. The Company is unable to predict the outcome of this action at the present time.

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

No reserve has been established in the financial statements for any of the intellectual property-related legal proceedings described above because the Company does not believe that such a reserve is required to be established at this time under Statement of Financial Accounting Standards No. 5. However, if in a future period, events in any such legal proceedings render it probable that a loss will be incurred and if such loss is reasonably estimable at that time, the Company will establish such a reserve. Thus, it is possible that legal proceedings and settlements arising therefrom, if any, may have a material adverse impact on operating results for that period, on our balance sheet or both.

The Company is developing a fully-human monoclonal antibody, referred to as IMC-11F8. The Company believes it has the right to do so under its existing development and license agreement with Merck KGaA. However, Merck KGaA had advised the Company that it believed that IMC-11F8 was covered under the development and license agreement with Merck KGaA and that it could therefore have the exclusive rights to market IMC-11F8 outside the United States and Canada and co-exclusive development rights in Japan, for which it would pay the same royalty as it pays for ERBITUX  (see Note 10- Corporate Collaborations—Collaborations with Merck KGaA). In agreement with Merck KGaA, the Company submitted this dispute to binding arbitration through an expedited process outside of the provisions of the development and license agreement. Merck KGaA subsequently took the position that the expedited arbitration provision was no longer valid and the Company sued Merck KGaA in federal court in the Southern District of New York to either enforce the arbitration provision previously agreed to or to have the court decide the question of whether IMC-11F8 is or is not covered under the development and license agreement with Merck KGaA. On November 29, 2005, the Court granted the Company’s motion to enforce the expedited arbitration provision previously agreed to, and subsequently appointed a new arbitrator to hear and decide this dispute. On March 31, 2006, the arbitrator decided the matter in favor of the Company, finding that Merck KGaA had no rights to IMC-11F8. That decision is binding and unappealable pursuant to the parties’ arbitration agreement and the parties have subsequently confirmed the arbitration award.

(15) Commitments

Leases

The Company leases office, operating and laboratory space under various operating lease agreements. The effects of scheduled and specified rent increases or any “rent holidays” are recognized on a straight-line basis over the lease term. Rent expense was approximately $5.7 million, $5.6 million and $4.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

In October 2001, the Company entered into a sublease (the “Sublease”) for a four-story building at 325 Spring Street, New York, New York, which includes approximately 100,000 square feet of usable space. The Sublease has a term of 22 years, followed by two five-year renewal option periods. In order to induce the sublandlord to enter into the Sublease, the Company made a loan to the sublandlord in the principal amount of a $10.0 million note receivable, of which approximately $8.4 million is outstanding as of December 31, 2006. The loan is secured by a leasehold mortgage on the prime lease as well as a collateral assignment of rents by the sublandlord. The loan is payable by the sublandlord over 20 years and bears interest at 5 1/2 % in years one through five, 6 1/2% in years six through ten, 7 1/2 % in years eleven through fifteen and 8 1/2 % in years sixteen through twenty. In addition, the Company paid the owner a consent fee in the amount of $500,000. Effective March 1, 2005, the Company amended the Sublease to add an additional 6,500 square feet of space upon all the same terms and conditions set forth in the Sublease. In connection with this amendment, the Company paid an up-front fee of approximately $1.7

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

million which is being amortized, as a reduction in lease expense, over the respective term of the Sublease. The future minimum lease payments remaining at December 31, 2006, are approximately $46.5 million.

The Company leases its research and corporate headquarters in New York City. In August 2004, the Company modified its existing operating lease for its corporate headquarters in New York City. The modification extends the term of the lease, which was to expire at December 31, 2004, for an additional ten years for a portion of the premises and by an additional three years with renewal rights for the space that houses its research department. The future minimum lease payments remaining at December 31, 2006, are approximately $8.4 million.

In June 2004, the Company entered into an operating lease for a building located at 59-61 ImClone Drive in Branchburg, New Jersey. The building contains 54,247 square feet of floor area. The lease expires on December 31, 2022 with no option to renew or extend beyond such date. The future minimum lease payments at December 31, 2006, are approximately $9.8 million.

In August 2005, the Company entered into an operating lease for a portion of a building located at 41A ImClone Drive in Branchburg, New Jersey. The Company is leasing 10,704 square feet of floor area. The lease expires on August 31, 2010, with two options to renew for five additional years each. The future minimum lease payments at December 31, 2006, are $412,000.

Future minimum lease payments under all of the Company’s operating leases are as follows: (in thousands)

Year ending December 31,
2007	$5,411
2008	4,253
2009	4,281
2010	4,174
2011	4,050
2012 and thereafter	43,964
$66,133

Employment Agreements

On March 19, 2004, the Company entered into an employment agreement with Daniel S. Lynch in regards to his employment as Chief Executive Officer. In connection with Mr. Lynch’s resignation effective November 10, 2005 by mutual agreement with the Company’s Board of Directors, such resignation was treated as a termination by the Company without cause under Mr. Lynch’s employment agreement. As a result, the Company has recorded severance benefit expense due Mr. Lynch of approximately $2.9 million in Marketing, general and administrative expenses in the fourth quarter of 2005. Payment of this severance was made in 2006.

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

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contract Services

On March 17, 2005, the Company entered into a five year multi-product supply agreement with Lonza Biologics PLC (“Lonza”) for the manufacture of biological material at the 5,000 liter scale. The Company has discretion over which products to manufacture, which may include later-stage clinical production of the Company’s antibodies currently in Phase I clinical testing and those nearing Phase I testing. The value of producing all batches under the Agreement is $68.0 million, unless terminated earlier. The Agreement provides that the Company can cancel any batches at any time; however, depending on how much notice the Company provides Lonza, the Company could incur a cancellation fee that varies based on timing of the cancellation. This cancellation fee is only applicable if Lonza does not resell the slots reserved for the cancelled batches.

License Agreements

The Company has an exclusive license from the University of California to an issued United States patent for the murine form of ERBITUX, the Company’s EGFR antibody product. The Company has exclusively licensed from Rhone-Poulenc Rorer Pharmaceuticals, now known as Aventis, patent applications seeking to cover the therapeutic use of antibodies to the EGFR in conjunction with anti-neoplastic agents. The agreements with the University of California and Aventis require the Company to pay royalties on sales of ERBITUX that are covered by these licenses. The Company has license agreements with Genentech, Inc. (“Genentech”) for rights to patents covering certain use of epidermal growth factor receptor antibodies and with both Genentech and Centocor, Inc. (“Centocor”) for rights to patents covering various aspects of antibody technology. These agreements with both Genentech and Centocor require us to pay royalties on the sale of ERBITUX that are covered by these licenses. The Company is obligated to pay royalties of approximately 9.25% of North American net sales and a single-digit royalty on sales outside of North America, which will increase if sales outside of North America consist of ERBITUX produced in the United States. In 2006, the Company received reimbursements from its corporate partners of 4.5% on North American net sales and a single-digit percentage on net sales  outside of North America. Effective January 1, 2007, the reimbursement from our corporate partners will decrease to 2.5% on North American net sales.

(16) Employee Benefit Plans

Defined Contribution Plan

All employees of the Company who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan. The 401(k) plan allows eligible employees to defer up to 25 percent of their annual compensation, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. Under the 401(k) plan, the Company, at management’s discretion, may match employee contributions and/or make discretionary contributions. Neither the employee contributions nor voluntary matching contributions are invested in the Company’s securities. Total expense incurred by the Company was approximately $2.2 million, $1.9 million and $580,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In connection with a termination described in the preceding sentence, if the participant signs a waiver and release of claims against the Company, each participant will vest in full in all long-term incentive arrangements he or she has with the Company and be entitled to continued health coverage for six to 18 months (based on the participant’s plan tier) and outplacement services for six months. These benefits are reduced by any other severance amounts for which the participants are eligible under any other arrangement of the Company or its subsidiary. As a condition to receipt of these benefits, each participant agrees to be bound by noncompetition, nonsolicitation, confidentiality, return of Company property, and cooperation covenants contained in the plan. If a plan participant becomes subject to the change-in-control golden parachute excise tax under Section 4999 of the Internal Revenue Code and the aggregate parachute payment exceeds the safe harbor amount by ten percent or more, the plan provides that the Company shall pay to the participant a tax gross-up payment such that after payment by the participant of all federal, state and local excise, income, employment, Medicare and other taxes resulting from the payment of the parachute payments and the tax gross-up payments, the participant retains an after-tax amount equal to the amount that he or she would have retained in the absence of the parachute excise tax.

Severance Plans

The Compensation Committee of the Board of Directors approved on February 10, 2005, a Senior Executive Severance Plan (the “Plan”) to enhance the predictability of treatment for executives at the level of Vice President, Senior Vice President and Executive Vice President whose employment with the Company is terminated by the Company without cause (as such concept is explained in the Plan).

As a condition to receipt of benefits under the Plan, a participating employee must sign an agreement and general release in a form acceptable to the Plan administrator under which the participant agrees to certain confidentiality and non-solicitation provisions for a period of one year following his or her employment termination date, agrees to certain non-competition provisions for the duration of the employee’s receipt of severance pay, and releases and discharges the Company and related entities (as well as any third party for whom the employee provides services on the Company’s behalf) from any and all claims and liabilities relating to the employee’s employment with the Company or the termination of the employee’s employment. Receipt of benefits under the Plan is also contingent upon the employee’s continued employment through the employment termination date designated by the Company. The severance amounts payable to an employee under the Plan will be reduced, dollar-for-dollar, by the amount of any other termination payments paid or payable to the employee under any other plan, program or law (excluding any right to exercise stock options, any unemployment benefits payable in accordance with state law and payment for accrued but unused vacation).

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Senior Vice Presidents and Executive Vice Presidents who participate in the Plan and sign the above-described agreement and release upon their termination without cause are entitled to receive an amount equal to one year’s base salary as severance and, if the employee would otherwise be eligible to elect employee-paid continued coverage under COBRA, Company-provided health insurance coverage for one year following a termination without Cause, subject to cessation upon the employee’s becoming eligible for similar coverage offered by another employer. Senior Vice Presidents and Executive Vice Presidents would also be entitled continue their non-voluntary life insurance coverage provided by the Company with the premiums paid by the Company for 12 months after a termination without cause, subject to cessation when the employee becomes eligible for coverage under a life insurance plan or policy of another employer. Vice Presidents who meet the above criteria are entitled to the greater of six months base salary or two weeks base salary for each year of service with the Company, as well as six months Company-paid health and life insurance coverage, subject to the conditions described above.

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

(17) Supplemental Cash Flow Information and Non-cash Investing and Financing Activities:

(in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash paid for:
Interest, net of amounts capitalized of $2,640, $5,394 and $6,087 for the years ended December 31, 2006, 2005 and 2004, respectively	$5,610	$2,856	$8,729
Income taxes	5,358	1,400	6,167
Non-cash investing and financing activities:
Change in net unrealized gain (loss) in securities available-for-sale	4,078	(8,345)	(987)
Options exercised and exchanged for mature shares of common stock	—	—	200
Common stock issued from conversion of 5 1/2% subordinated convertible notes	—	—	239,997
Reclassification of unamortized deferred financing costs on the 5 1/2% subordinated convertible notes to stockholders’ equity	—	—	1,193

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, receivables from corporate partners, accounts payable, and other current liabilities at December 31, 2006 and 2005 approximate fair value because maturities are less than one year in duration. The fair value of the 1 3/8% convertible senior notes of $600.0 million was approximately $545.6 million and $502.5 million at December 31, 2006 and 2005, respectively, based on their quoted market price. See Note 3 for the fair value disclosures of securities available for sale.

(19) Quarterly Financial Data (Unaudited)

The tables below summarize the Company’s unaudited quarterly operating results for 2006 and 2005 (in thousands, except per share data):

	Three months ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Revenues	$245,131	$149,856	$150,697	$132,163
Net income	$229,591	$37,209	$57,316	$46,558
Basic net income per share allocable to common stockholders	$2.75	$0.44	$0.68	$0.55
Diluted net income per share allocable to common stockholders	$2.51	$0.42	$0.65	$0.53

	Three months ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Revenues	$85,771	$92,385	$106,525	$98,992
Net income	$28,820	$26,031	$30,951	$694
Basic net income per share allocable to common stockholders	$0.35	$0.31	$0.37	$0.01
Diluted net income per share allocable to common stockholders	$0.33	$0.30	$0.35	$0.01