Form 10-K/A
period 2006-12-31
IMCLONE SYSTEMS INC
filed 2007-04-30
CIK 765258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-19612

IMCLONE SYSTEMS INCORPORATED

(Exact name of registrant as specified in its charter)

DELAWARE	04-2834797
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

180 Varick Street,
New York, NY	10014
(Address of principal executive offices)	(Zip Code)

(212) 645-1405

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 and	The Nasdaq Stock Market LLC
associated preferred stock purchase rights

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes  ☒  No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant as of June 30, 2006 was $3,195,312,505.

Number of shares of Common Stock; par value $0.001, as of March 31, 2007: 85,509,760

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 1, 2007, to include the information required by Part III of Form 10-K. The information required by Items 10-14 of Part III is no longer being incorporated by reference to the Proxy Statement relating to the Company’s 2007 Annual Meeting of Shareholders. In addition, this amendment indicates that the Company’s common stock and associated preferred stock purchase rights are now registered under Section 12(b) of the Securities Exchange Act of 1934, as amended, rather than Section 12(g) as a result of the Nasdaq Stock Market’s registration as a national securities exchange in 2006. This amendment is not intended to update any other information presented in the Annual Report as originally filed.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below is certain information regarding the Company’s directors and executive officers. Unless otherwise indicated, the age of each director and executive officer listed below is given as of March 31, 2007. The Company’s shareholders elect members of the Board of Directors to serve until their respective successors are elected or qualified or until earlier resignation or removal. There is currently a vacancy on the Board of Directors and such vacancy may be filled by a vote of the independent directors.

Pursuant to the Company’s Stockholder Agreement dated September 19, 2001 (the “Stockholder Agreement”) with Bristol-Myers Squibb Company (“BMS”) and Bristol-Myers Squibb Biologics Company,  BMS has the right to nominate two directors as long as its ownership interest in the Company is 12.5% or greater. As of March 31, 2007, BMS had an ownership interest of 16.58%.

Directors

Name	Age	Current Position with Company	Director of Company Since
Andrew G. Bodnar, M.D., J.D.(1)(7)	59	Director	2001
Andrew R. J. Bonfield(7)	44	Director	2007
Alexander J. Denner, Ph.D.(1)(2)(4)(5)(6)	37	Director	2006
Vincent T. DeVita, Jr., M.D.(1)(4)(5)	72	Director	1992
Carl C. Icahn(5)	71	Chairman of the Board	2006
Peter S. Liebert, M.D.(4)	71	Director	2006
William R. Miller(2)(3)(5)	78	Director	1996
Richard C. Mulligan, Ph.D.(1)(4)(6)	52	Director	2006
David Sidransky, M.D.(1)(2)(5)	46	Director	2004
Charles Woler, M.D., Ph.D., M.B.A.(1)(3)(6)	58	Director	2006

(1)          Member of Research and Development Oversight Committee.

(2)          Member of Compensation Committee.

(3)          Member of Audit Committee.

(4)          Member of Nominating and Corporate Governance Committee.

(5)          Member of Chief Executive Officer Search Committee.

(6)          Member of Executive Committee.

(7)          Designated by BMS.

Biographical information concerning the Company’s directors including certain former directors, is set forth below.

Andrew G. Bodnar, M.D., J.D., 59, has served as a director of the Company since November 2001. Dr. Bodnar is Senior Vice President, Strategy of BMS. Previously, Dr. Bodnar served as President, Oncology/Immunology and Worldwide Strategic Business Development for BMS’s Pharmaceutical Group. Prior to joining BMS, Dr. Bodnar was Associate Chief of Internal Medicine, Acting Chief of Cardiology and Director of the Internal Medicine Residency Program at Massachusetts General Hospital in Boston. Dr. Bodnar serves on the Board of Trustees of The New York Blood Center and The Fox Chase Cancer Center. Dr. Bodnar received his B.A. from Harvard College, his M.D. from Columbia University College of Physicians and Surgeons and his J.D. from Harvard Law School.

Andrew R. J. Bonfield, 44, has served as a director of the Company since April 25, 2007. Mr. Bonfield is an Executive Vice President and the Chief Financial Officer of BMS. Mr. Bonfield is responsible for the BMS’s worldwide finance operation including Tax, Treasury, Control, Investor Relations, Internal Audit, Financial Shared Services, Strategy, Global Strategic Sourcing, Information Management and Business and Corporate Development. Mr. Bonfield was a non-executive Director of the BOC Group in the United Kingdom from 2003 to 2006. Mr. Bonfield holds a Bachelor of Commerce degree from the University of Natal in Durban, South Africa and is professionally certified as a chartered accountant.

Alexander J. Denner, Ph.D., 37, has served as a director of the Company since May 2006. Dr. Denner serves as a Managing Director of entities affiliated with Carl C. Icahn, including Icahn Partners LP and Icahn Partners Master Fund LP. Icahn Partners LP and Icahn Partners Master Fund LP are private investment funds. From April 2005 to May 2006, Dr. Denner served as a portfolio manager specializing in healthcare investments for Viking Global Investors. Previously he served in a variety of roles at Morgan Stanley, beginning in 1996, including as portfolio manager of healthcare and biotechnology mutual funds. Dr. Denner currently serves as a director of HyperMed, Inc., a privately held company specializing in imaging platforms for medical and surgical applications. Dr. Denner received his S.B. degree from the Massachusetts Institute of Technology and his M.S., M.Phil. and Ph.D. degrees from Yale University.

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

Carl C. Icahn, 71, has served as a director of the Company since September 2006. On October 24, 2006, Mr. Icahn was named Chairman of the Board of Directors. Mr. Icahn has served as chairman of the board and a director of Starfire Holding Corporation, a privately-held holding company, and chairman of the board and a director of various subsidiaries of Starfire, since 1984. Since February 2005, Mr. Icahn has served as a director of CCI Onshore Corp. and CCI Offshore Corp., which are in the business of managing private investment funds, and from September 2004 to February 2005, Mr. Icahn served as the sole member of their predecessors, CCI Onshore LLC and CCI Offshore LLC, respectively. Mr. Icahn was also chairman of the board and president of Icahn & Co., Inc., a registered broker-dealer and a member of the National Association of Securities Dealers, from 1968 to 2005. Since 1994, Mr. Icahn has been the principal beneficial stockholder of American Railcar Industries, Inc., currently a publicly-traded company that is primarily engaged in the business of manufacturing covered hopper and tank railcars, and has served as chairman of the board and as a director of American Railcar Industries, Inc. since 1994. Since November 1990, Mr. Icahn has been chairman of the board of American Property Investors, Inc., the general partner of American Real Estate Partners, L.P., a public limited partnership controlled by Mr. Icahn that invests in real estate and holds various other interests, including the interests in its subsidiaries that are engaged, among other things, in the oil and gas business, the casino entertainment business, and the home textile business. Mr. Icahn has been a director of Cadus Pharmaceutical Corporation, a firm that holds various biotechnology patents, since 1993. From October 1998 through

May 2004, Mr. Icahn was the president and a director of Stratosphere Corporation, which operates the Stratosphere Hotel and Casino. Since September 29, 2000, Mr. Icahn has served as the chairman of the board of GB Holdings, Inc., which owns 41.7% of Atlantic Coast Holdings, Inc., which through its wholly-owned subsidiary, owns and operates The Sands casino in Atlantic City. Mr. Icahn has been chairman of the board and a director of XO Holdings, Inc. since February 2006, and was chairman of the board and a director of XO Communications, Inc. (XO Holdings’ predecessor) from January 2003 to February 2006. XO Holdings is a publicly-traded telecommunications services provider controlled by Mr. Icahn. In May 2005, Mr. Icahn became a director of Blockbuster Inc., a provider of in-home movie rental and game entertainment. Mr. Icahn received his B.A. from Princeton University.

Peter S. Liebert, M.D., 71, has served as a director of the Company since October 2006. Dr. Liebert has been a pediatric surgeon in private practice since 1968 and is Chief, Pediatric Surgery of The Stamford Hospital, Stamford, CT. Since 1981, Dr. Liebert has been Clinical Associate Professor of Surgery at the College of Physicians & Surgeons of Columbia University. Dr. Liebert is a former president of the Westchester Medical Society and a former member of the Awards Jury of the Lasker Foundation. Dr. Liebert is Chairman of the Board of Rx Vitamins, Inc. and is a director of Cadus Corporation, a publicly held, drug discovery company controlled by Carl C. Icahn. Dr. Liebert holds an M.D. from Harvard Medical School and an A.B. from Princeton University.

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

Richard C. Mulligan, Ph.D., 52, has served as a director of the Company since September 2006. Professor Mulligan is the Mallinckrodt Professor of Genetics at Harvard Medical School, and Director of the Harvard Gene Therapy Initiative. Professor Mulligan received his B.S. degree from the Massachusetts Institute of Technology, and his Ph.D. from the Department of Biochemistry at Stanford University School of Medicine. After receiving postdoctoral training at the Center for Cancer Research at MIT, Professor Mulligan joined the MIT faculty and subsequently was appointed Professor of Molecular Biology and Member of the Whitehead Institute for Biomedical Research before moving to Children’s Hospital and Harvard in 1996. His honors include the MacArthur Foundation Prize, the Rhodes Memorial Award of the American Association for Cancer Research, the ASMB-Amgen Award, and the Nagai Foundation International Prize. Professor Mulligan has been associated with a number of biotechnology companies, including Somatix Therapy Corporation (as founder and member of the Scientific Advisory Board and Board of Directors, and Chief Scientific Officer), Cell Genesys (as member of the Scientific Advisory Board) and the Company, where he served on the Scientific Advisory Board. He has also served on the National Institutes of Health’s Recombinant DNA Advisory Committee and on the U.S. Food and Drug Administration Biological Response Modifiers Advisory Committee.

David Sidransky, M.D., 46, has served as a director of the Company since January 2004. Dr. Sidransky is the Director of the Head and Neck Cancer Research Division at Johns Hopkins University School of Medicine. He is a founder of several private biotechnology companies and has served on scientific advisory boards of many private and publicly traded companies, including MedImmune Inc., Telik Inc., Roche, and Amgen Inc. Dr. Sidransky is also a director of Alfacell Inc. He was formerly on the Board of Scientific Counselors at the National Institute of Dental and Craniofacial Research and a member of the

Recombinant DNA Advisory Committee at the National Institute of Health. Dr. Sidransky serves on numerous editorial boards and is Senior Editor of Clinical Cancer Research. In addition, he is a Professor of Oncology, Otolaryngology-Head and Neck Surgery, Cellular & Molecular Medicine, Urology, Genetics, and Pathology at Johns Hopkins University and Hospital. Dr. Sidransky is certified in Internal Medicine and Medical Oncology by the American Board of Medicine. He has over 250 peer-reviewed publications, and has contributed more than 40 cancer reviews and chapters and also has numerous issued biotechnology patents. He has been the recipient of many awards and honors, including the 1997 Sarstedt International Prize from the German Society of Clinical Chemistry, the 1998 Alton Ochsner Award Relating Smoking and Health by the American College of Chest Physicians and the 2004 Hinda and Richard Rosenthal Award from the American Association of Cancer Research. Dr. Sidransky received his B.A. from Brandeis University and his M.D. from the Baylor College of Medicine.

Charles Woler, M.D., Ph.D., M.B.A, 58, has served as a director of the Company since September 2006. Dr. Woler has served as the Chief Executive Officer of Neuro3d since September 2000 and, from September 2000 until September 2005, also served as its Chairman of the Board. Neuro3d is a biopharmaceutical company focused on discovery and development of treatments for psychiatric disorders such as schizophrenia, depression and anxiety. Dr. Woler has also served as Operating Partner Healthcare at Duke Street Capital since July 2005. Dr. Woler is the Vice Chairman of France Biotech, an association representing the French biotechnology industry, and is a director of HemoSystem, a privately-held company specializing in the detection of bacteria in blood products. Previously, he served as Chief Executive Officer of Cadus Corporation, as Chief Executive Officer and Chairman of Roche, France, an affiliate of F. Hoffmann-LaRoche Ltd., and as Chairman, Europe Pharmaceuticals, SmithKline Beecham. Dr. Woler received his M.D. and M.B.A. from the University of Paris and his Ph.D. from the University of Lyon.

Information Concerning Former Directors

William W. Crouse, 65, served as a director of the Company from January 2004 through his resignation on October 9, 2006. Mr. Crouse is a Managing Director and General Partner of HealthCare Ventures LLC, one of the world’s largest biotech venture capital firms. Mr. Crouse was former Worldwide President of Ortho Diagnostic Systems and Vice President of Johnson & Johnson International. He also served as Division Director of DuPont Pharmaceuticals and as President of Revlon Health Care Group’s companies in Latin America, Canada and Asia/Pacific. Currently, Mr. Crouse serves as a director of the Medicines Company and several private biotechnology companies. Mr. Crouse formerly served as a director of BioTransplant, Inc., Dendreon Corporation, OraSure Technologies, Inc., Human Genome Sciences, Raritan Bancorp, Inc., Allelix Biopharmaceuticals, Inc. and several private biotechnology companies. Mr. Crouse currently serves as Trustee of Lehigh University and as Trustee of the New York Blood Center. Mr. Crouse is a graduate of Lehigh University (Finance and Economics) and Pace University (M.B.A.).

John A. Fazio, 63, served as a director of the Company from February 2003 through his resignation on April 24, 2007. Mr. Fazio is a Certified Public Accountant and Certified Management Accountant and was with PricewaterhouseCoopers (“PwC”) from 1966 to 2000. As a Senior General Practice Partner, he served as the lead audit partner to a number of PwC’s key multinational and national clients. Mr. Fazio was also a National Business Leader in PwC’s pharmaceutical practice where he was responsible for developing and delivering services on business issues impacting the industry. As the head of PwC’s Strategic Risk Services practice, he managed a group of senior specialists to assist companies in identifying key risks within their businesses and to establish controls to mitigate such risks. Mr. Fazio is a director of Dendrite International, Inc. and Heidrick & Struggles International, Inc. Mr. Fazio earned his Bachelor of Science in Accounting from Penn State University in 1965 and a Masters Degree in Accounting from Ohio State University in 1967.

David M. Kies, 62, served as a director of the Company from June 1996, and as Chairman of the Board of Directors from February 12, 2004, through his resignation on October 9, 2006. Mr. Kies is a Partner in New York-based law firm Sullivan & Cromwell, specializing in mergers and acquisitions, securities and general corporate matters. Mr. Kies joined Sullivan & Cromwell in 1968 and has been a partner since 1976. Mr. Kies received his undergraduate degree from Haverford College and his J.D. from New York University Law School.

Executive Officers

Biographical information concerning the Company’s executive officers, including certain former executive officers, is set forth below.

Current Executive Officers

Richard Crowley, 50, has served as Senior Vice President, Biopharmaceutical Operations, since February 2006. In this role, Mr. Crowley oversees the Company’s biologics manufacturing operations, which include the manufacturing, process development, engineering and facilities, quality control and quality assurance departments. Mr. Crowley joined the Company in January 2000 as Assistant Vice President, Manufacturing and was promoted to Vice President, Manufacturing and General Manager in June 2001. Prior to joining the Company, Mr. Crowley served in a variety of positions at BASF, Genencor International, Eastman Kodak and Monsanto. Most recently, he served as Director of Biologics Manufacturing at BASF Bioresearch Corp., where he was responsible for the construction and operation of a multi-product biopharmaceutical GMP clinical pilot/production facility. Mr. Crowley received a B.S. in Chemistry from Denison University and an M.S.E. in Chemical Engineering from the University of Pennsylvania.

Daniel J. O’Connor, 42, has served as the Company’s General Counsel and Secretary since April 26, 2007, and prior to that date he served as Interim General Counsel and Secretary since September 2006, and, in December 2006, was promoted to Senior Vice President of the Company. Mr. O’Connor had previously served as Vice President, Legal since January 2006. He joined the Company in January 2003 as Senior Director, Legal and was promoted to Assistant Vice President in August 2004. In the four years prior to joining the Company, Mr. O’Connor held a variety of legal positions, including General Counsel, at PharmaNet Development Group, Inc., an international contract research organization. From 1996 until 1998, Mr. O’Connor served as an Assistant Prosecutor in New Jersey. From 1995 until 1996, he served as Chief Law Clerk to the Honorable Edward W. Beglin, A.J.S.C. of New Jersey. Mr. O’Connor is a former officer of the United States Marine Corps, achieving the rank of Captain, and served in Saudi Arabia during operation Desert Shield. He is a 1987 graduate of Boston University and a 1995 graduate from the Dickinson School of Law and is licensed to practice law in New Jersey and Pennsylvania.

Eric K. Rowinsky, M.D., 50, has served as the Company’s Senior Vice President, Chief Medical Officer since February 2005. He is also a Clinical Professor of Medicine (Division of Medical Oncology) at the University of Texas Health Science Center, San Antonio, Texas. More recently, Dr. Rowinsky held the position of Director of the Institute of Drug Development at the Cancer Therapy and Research Center’s Institute for Drug Development (“IDD”) from 2002 to 2004 and was the Director of Clinical Research at the IDD from 1996 to 2002. In addition, he held the SBC Endowed Chair for Early Drug Development at the IDD. Dr. Rowinsky also served as an Associate Professor of Oncology at Johns Hopkins University until 1996. Dr. Rowinsky’s research and clinical interests include preclinical, translational, and early clinical and pharmacological studies of novel anticancer drugs, as well as discerning and evaluating developmental and regulatory strategies. He is the Editor-in-Chief of Investigational New Drugs, and an Associate Editor of Cancer Research, Clinical Cancer Research, Annals of Oncology, and several other oncology journals. He serves on the Board of Scientific Counselors of the National Cancer Institute. Dr. Rowinsky received a B.A. degree from New York University and an M.D. degree from the Vanderbilt

University School of Medicine. Following his residency in internal medicine, he completed fellowship training in medical oncology at the Johns Hopkins University School of Medicine.

Ana I. Stancic, 49, was promoted to Senior Vice President, Finance in September 2006, having joined the Company as Vice President, Controller and Chief Accounting Officer on February 4, 2004, and having been named Vice President, Finance and Chief Accounting Officer in July 2006. In her current capacity, she is responsible for Finance, Internal Audit and Information Systems. Prior to joining the Company, she was Vice President and Controller at Savient Pharmaceuticals, Inc from 2003 to February 2004. Ms. Stancic was Vice President and Chief Accounting Officer at Ogden Corporation from 1999 to 2002 and Regional Chief Financial Officer at OmniCare, Inc. from 1997 to 1999. In her current and former positions, Ms. Stancic is and was responsible for matters in the areas of corporate finance including financial reporting, treasury function, acquisitions, budgeting, financial risk management and/or corporate governance. Ms. Stancic began her career in 1985 at PricewaterhouseCoopers in the Assurance practice where she had responsibility for international and national companies in the pharmaceutical and services industries. Ms. Stancic is a Certified Public Accountant and holds an M.B.A. degree from Columbia Business School.

Michael P. Bailey, 41, has served as the Company’s Senior Vice President of Commercial Operations since August 2006. In this role, Mr. Bailey oversees ERBITUX Marketing, New Product Marketing, Sales and the Commercial Business Analytics departments. Mr. Bailey joined ImClone in 1999 as Director of Marketing and served as Vice President of Marketing since 2003. Prior to joining ImClone, Mr. Bailey served at Genentech, Inc. from 1997 through 1999, where he managed the company’s Cardiovascular Development Portfolio. From 1992 through 1997, Mr. Bailey served as one of two M.B.A. graduates selected for Smith-Kline Beecham’s Executive Marketing Program. Within the program, he held a variety of commercial roles, including Sales, Strategic Planning, Market Research and Product Management. Mr. Bailey earned a B.S. in psychology from St. Lawrence University and an M.B.A. in International Marketing from the University of Notre Dame.

Lisa Cammy, 43, has served as Vice President, Human Resources, since June 2004. In this role, Ms. Cammy oversees the Company’s human resources, administrative services and organizational learning and development functions. Ms. Cammy has been employed by the Company since June 1990, and has held various positions in the Administration Department and Human Resources Department during her tenure.

Information Concerning Former Executive Officers

Joseph L. Fischer, 56, resigned from the Company effective as of October 24, 2006. Prior to his resignation, he had served as a director of the Company since 2003 and as Interim Chief Executive Officer of the Company since January 2006.

Philip Frost, M.D., Ph.D., 66, resigned from the Company effective as of December 1, 2006. Prior to his resignation, he had served as Executive Vice President, Chief Scientific Officer since March 2005, when he joined the Company. Dr. Frost also served as Interim Chief Executive Officer of the Company from November 10, 2005 until January 23, 2006.

Michael J. Howerton, 55, resigned from the Company effective as of October 13, 2006. Prior to his resignation, he had served as Senior Vice President, Chief Financial Officer since June 2004. He was Vice President, Business Development from August 2001 until May 2003 when he became Vice President, Finance and Business Development and Acting Chief Financial Officer and Secretary.

Family Relationships

There are no family relationships between our directors and executive officers.

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

Based solely on a review of the copies of such forms furnished to the Company, or written representations from the reporting persons that no Form 5 was required, the Company believes that, during the fiscal year ended December 31, 2006, all Section 16(a) filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners were met, other than one Form 4 filing by each of Eric Rowinsky, Alexander Denner and Peter Liebert not being timely filed, by one day, one day and seven days, respectively, owing to administrative errors.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers, employees and consultants, a copy of which is posted on the Company’s website at www.imclone.com. The Company intends to disclose any substantive amendment or waivers to such code.

Audit Committee

The Audit Committee monitors the integrity of the Company’s financial statements, the independence, qualifications and performance of the independent registered public accounting firm, the performance of the Company’s internal auditors and the effectiveness of the Company’s disclosure controls and internal control over financial reporting. The Audit Committee is also responsible for retaining, evaluating, and, if appropriate, recommending the termination of, the Company’s independent registered public accounting firm. The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee operates under a written charter approved by the Board on August 14, 2003, as amended and restated. The amended and restated charter is posted on the Company’s website at www.imclone.com. The Audit Committee met nine times during fiscal year 2006. The current members of the Audit Committee are William R. Miller and Charles Woler. In addition, William W. Crouse served on the Audit Committee until his resignation from the Board on October 9, 2006, and John A. Fazio (Chairman) served on the Audit Committee until his resignation from the Board on April 24, 2007. Each of these members is independent under the SEC and The Nasdaq Stock Market LLC (“Nasdaq”) rules and listing standards currently in effect. The Board had determined that Mr. Fazio was an audit committee financial expert within the meaning of applicable SEC rules during fiscal year 2006 and up through the date of his resignation. Due to the resignation of Mr. Fazio, there is currently a vacancy on the Audit Committee. The Company intends to appoint a person who satisfies the applicable independence requirements to the Audit Committee and to serve as an audit committee financial expert as soon as practicable in order to comply with the requirements of Nasdaq Rule 4350(d)(2)(A).

ITEM 11.         EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Compensation Philosophy

The Company’s general executive compensation philosophy is based on the premise that compensation should relate to both the Company’s and the executive officer’s performance, and should be set at levels that support the Company’s business strategies and long-term objectives while being closely aligned with the stockholders’ interests. Recruitment and retention of leadership to manage the Company requires a competitive compensation package. The Compensation Committee of the Board of Directors (the “Committee”) believes that the appropriate elements of the executive compensation package are base salary, an annual performance-based cash bonus and long-term equity incentive compensation.

The Committee periodically considers the appropriate combination of cash and stock equity-based compensation and weighs the competitiveness of the Company’s overall compensation arrangements in relation to comparable biopharmaceutical companies  (a group that included Abgenix, Inc., Biogen Idec Inc., Celgene Corporation, Chiron Corporation, Corixa Corporation, Genzyme Corporation, Gilead Sciences Inc., Human Genome Sciences Inc., IVAX Corp, MedImmune Inc., Millennium Pharmaceuticals Inc., Onyx Pharmaceuticals Inc., OSI Pharmaceuticals, Inc., and Protein Design Labs, Inc.). Historically, the Committee has retained Frederic W. Cook & Co., Inc., a compensation consultant,  to assist with, among other things, structuring the Company’s various compensation programs and determining appropriate levels of base salary, bonus and other compensatory awards payable to the Company’s executive officers and other key employees, as well as to guide the Company in the development of near-term and long-term individual performance objectives necessary to achieve long-term profitability. In establishing base salaries, performance-based cash bonuses and awards, and equity awards, the Committee considers the executive’s annual review, periodic compensation surveys, including those provided by third parties covering the biopharmaceutical industry, awards given to the executive in past years, progress toward or attainment of the Company’s corporate goals and objectives including performance, stockholder return and such other factors as the Committee deems appropriate and in the best interests of the Company and its stockholders. The Committee may accord different weight at different times to different factors for each executive.

Section 162(m) of the Code imposes a limit of $1,000,000 on the amount of compensation that the Company may deduct in any one year with respect to its Chief Executive Officer and four most highly compensated other executive officers. Certain performance-based compensation approved by stockholders is not subject to the deduction limit. In fiscal year 2004, the Company’s stockholders approved an annual incentive plan for executive officers of the Company that satisfies the requirement of Code Section 162(m). It is the general policy of the Company to have its executive compensation plan qualify to be treated as deductible compensation whenever, in the judgment of the Committee, it would be consistent with the objectives of the annual incentive plan and the best interests of the Company and its stockholders. At other times, the Company reserves the right to provide compensation to its employees that is not fully deductible.

Base Salary.   The Committee reviews the history of, and recommendations for, the compensation of the Company’s executive officers, including cash and equity-based components. The Committee believes that the base salaries are appropriate as base compensation to compensate the Company’s executive officers for the functions they perform and other considerations. Base salaries are reviewed annually by the Committee and may be adjusted in accordance with factors such as individual performance, the functions performed by the executive officer, and changes in the compensation peer group in which the Company competes for executive talent. The weight given such factors by the Committee may vary from executive to executive.

Annual Bonus Compensation.   The Committee’s policy of awarding annual cash bonuses is designed to specifically relate executive pay to Company and individual performance. As a pay-for-performance program, cash bonuses provide financial rewards for the achievement of substantive individual and Company objectives. In 2006, the Committee approved revenues, earnings, achievement of specific product-related targets (based on position) and a discretionary factor as performance criteria for that year. The Committee assigned relative weights (solely for the purpose of evaluation and not as a payout formula) to Mr. Fischer’s performance criteria and asked Mr. Fischer to assign relative weights to the performance criteria of the other executive officers. The Committee further determined that the maximum bonuses for the Interim Chief Executive Officer and the next four highly paid executives would be allocated from a pool not to exceed 2% of the Company’s operating income, with the maximum bonus equal to 40%, 25%, 15%, 10% and 10% of that bonus pool, respectively. The Committee determined the actual bonuses paid based on satisfaction of the performance criteria and other discretionary factors given the departures of Mr. Fischer, Dr. Frost and Mr. Howerton prior to the end of 2006 and the assumption of their duties by other executive officers. Mr. Fischer, Dr. Frost and Mr. Howerton did not receive bonuses with respect to their 2006 compensation.

Equity Compensation Plans.   The Company grants stock options to help retain employees and to align employees’ interests with stockholders’ interests. Stock options have value to an employee only if the Company’s stock price increases above the employee’s option exercise price and the employee remains employed by the Company for the period required to exercise the stock options. Stock options thus provide an incentive to improve the Company’s performance and an incentive to remain employed by the Company. Stock options directly link a portion of an employee’s compensation to stockholders’ interests by providing an incentive to maximize stockholder value. The Company’s stock option programs are broad-based, and the substantial majority of its full-time employees received stock option grants in 2006. On December 16, 2005, the Committee fully vested all outstanding options with exercise prices at or below the then-current fair market value of the common stock. This was done, after extensive discussion, in response to the adoption of Financial Accounting Standards Board Statement No. 123R (“SFAS 123R”), to minimize the financial impact of such statement. Non-employee directors and officers of the Company at the level of Vice President and above were required to execute lock-up agreements (the “Lock-Up Agreements”) in connection with the accelerated vesting, limiting the transferability of underlying shares issued upon any exercise of the accelerated stock options (other than sales by such persons to fund the exercise price or to satisfy minimum statutory withholding on such exercise in accordance with applicable procedures) until the date that the option would have become vested and exercisable with respect to those shares before such acceleration or such person’s earlier termination of service.

The Company has a 2002 Stock Option Plan, as amended (the “02 Plan”), that was used in 2006 to make annual grants to executives as a part of the Company’s executive performance review process. Annual stock option grants for executives are a key element of market-competitive total compensation. In 2006, management recommended stock option grants for the executive officers, and the Committee reviewed and approved the grants. Individual grant amounts were based on factors such as the size of prior grants, relative job responsibilities, contributions made during the past year, and publicly available data on senior management compensation at peer companies. In 2005, the Committee adopted the 2005 Inducement Stock Option Plan to be used for inducement grants to newly hired executives who were not previously employees or directors of the Company, and grants were made to several new executives under that plan through September 20, 2006, when the Inducement Plan was cancelled.

On September 20, 2006, the shareholders approved and the Company adopted the 2006 Stock Incentive Plan (the “06 Plan”). Under the 06 Plan, the Company has the ability to grant (i) stock options; (ii) stock appreciation rights; (iii) restricted stock awards; (iv) restricted stock unit awards; (v) performance awards; and (vi) other stock-based awards. Effective with the adoption of the 06 Plan, the Company will not award new grants from the 02 Plan. The aggregate number of shares of common stock that may be granted or used for reference purposes under the 06 Plan shall not exceed 5,500,000 shares plus common stock available for grant under prior plans. Any shares of common stock that are subject to awards other than stock options or stock appreciation rights will be counted against this limit as two shares for every share granted. As of December 31, 2006, the number of remaining shares authorized and available for grant under the plans discussed above was approximately 7,136,434. Any common stock referenced in a stock-based award which is cancelled, forfeited or expires, whether such award was granted under the 06 Plan or prior plans, shall again become available for grant under the 06 Plan.

In general, equity awards that executive officers receive when they begin employment or are promoted at the Company are exercisable 25% each year, vesting on each of the first four anniversaries of the date of grant. Beginning in 2005, subsequent performance-based grants generally are exercisable 33-1/3% each year, vesting on each of the first three anniversaries of the date of grant. Performance awards are typically granted in the first quarter of the year at a price that is equal to the closing market price of the Company’s common stock on the date of grant. From time to time, the Company grants equity awards to executive officers that have variable vesting schedules.

In February 2007, the Company awarded Restricted Stock Units (“RSUs”) under the 06 Plan. In light of the recent volatility of the market price of the Company’s common stock and the Company’s desire to provide an attractive mechanism to retain employees, the use of RSUs will ensure that employees receive value at the conclusion of the vesting period for these awards, which cannot be assured with awards involving stock options.

Retention Plan.   Following discussions with its compensation consultant, in January 2006 the Committee approved and the Company adopted a 2006-2008 Retention Plan (the “Retention Plan”), effective as of January 1, 2006, for performance periods ending December 31, 2007 and December 31, 2008 (each, a “Performance Period”). At the same time, the Committee approved the share performance criteria that will be used to determine cash bonus awards under the Retention Plan, and the terms of the individual awards to eligible employees under the Retention Plan (with respect to 2005) for each of the two Performance Periods. In general, the target dollar amounts for eligible employees are the same for the two Performance Periods.

The purpose of the Retention Plan was to create long-term incentive awards, at adequate levels, for executives and other employees in light of inadequate shares being available for grant under the 02 Plan. As the Committee would prefer to make equity grants in lieu of awards under the Retention Plan, the Committee is not likely to make additional grants under the Retention Plan in light of the adoption of the 06 Plan.

Change-in-Control Plan.   The Board adopted a Change-in-Control Plan effective September 1, 2004, as amended February 16, 2006. The purpose of the plan is to maintain the focus of certain key employees of the Company on the business, mitigate the distractions that could be caused if the Company were to become the target of an acquisition strategy, and provide certain benefits to the covered employees if a change-in-control of the Company (as such term is defined in the plan, a “Change-in-Control”) occurs and/or the employee’s employment is terminated in connection with such change-in-control. Participants in the Change-in-Control Plan are determined by the Committee. Currently, Dr. Rowinsky, Messrs. Crowley and Bailey, and Mses. Stancic and Cammy participate in the Change-in-Control Plan, all of whom are tier 2 participants.

In the event of a Change-in-Control, all equity-based compensation awards held by the plan participants will vest in full (unless the Compensation Committee determines that the participants’ awards will be substituted for equity awards in the surviving entity of equivalent economic value) and any deferred compensation of participants will become non-forfeitable. In addition, if a participant in the Change-in-Control Plan is terminated in connection with a change-in-control by the Company without cause or by the participant for good reason (as such terms are defined in the plan), the Company will pay to the participant a cash payment equal to the participant’s earned but unpaid base salary and bonus, unreimbursed expenses, any other accrued obligations, a pro rata bonus based on target bonus for the year of termination, and a multiple of base salary and bonus (with the multiplier ranging from 0.5 to three based on the tier assigned to the participant under the plan, with tier 2 participants receiving a multiplier of 2 and tier 3 participants receiving a multiplier of 1).

In connection with a termination described in the preceding sentence, if the participant signs a waiver and release of claims against the Company and its affiliates, each participant will vest in full in all long-term incentive arrangements he or she has with the Company and be entitled to continued health coverage for six to 18 months (based on the participant’s plan tier) and outplacement services for six months. These benefits are reduced by any other severance amounts for which the participants are eligible under any other arrangement of the Company or its subsidiaries. As a condition to receipt of these benefits, each participant agrees to be bound by non-competition, non-solicitation, confidentiality, return of Company property, and cooperation covenants contained in the plan. The plan permits alternative treatment of excise taxes imposed on participants pursuant to Section 4999 of the Code. Dr. Rowinsky and Messrs. Crowley and Bailey, and Ms. Stancic are eligible to receive a full gross-up payment by the Company, subject to the Plan’s limitations, and Ms. Cammy is eligible to receive the better of a payout cutback or no adjustment treatment.

Severance Plans.   To enhance the predictability of treatment for executives at the level of Vice President and above whose employment with the Company is terminated by the Company without cause, the Compensation Committee approved and adopted a Senior Executive Severance Plan, effective in 2004, and continues to believe that it generally provides adequate protection for its participants. However, following discussions with its compensation consultant, the Committee believed that additional protection on termination was desired for certain Vice Presidents and that termination protection was needed for select other employees. Accordingly, in February 2006, the Committee adopted a Transition Severance Plan (the “Transition Plan”) for certain employees of the Company. Under this plan, each covered employee is eligible to receive a severance payment from the Company (varying between six and twelve months of the employee’s base salary) upon any involuntary termination of his or her employment by the Company without cause and, following any change in control of the Company, upon his or her voluntary termination of employment for good reason. The Transition Plan’s duration is 18 months.

Perquisites and Other.   In 2004, the Compensation Committee eliminated personal-benefit perquisites such as golf club memberships and car allowances for executive officers, providing only fringe benefits that are widely available to management employees, such as use of a mobile phone when out of the office. There are no outstanding loans of any kind to any executive officer, and federal law prohibits any new company loans to executive officers. The Company expects its executive officers to be role models under, and to comply with, its Code of Business Conduct and Ethics, which is applicable to all employees. In addition, the Company has adopted an additional code of ethics for its Chief Executive and Senior Financial Officers, a copy of which is posted on the Company’s website www.imclone.com.

Chief Executive Officer Compensation

The Committee will follow the same philosophy of compensation for the Chief Executive Officer as it does for its other executives. The Committee tries to ensure that the Chief Executive Officer’s compensation is commensurate with that of chief executive officers of comparable corporations.

Upon the departure of then Chief Executive Officer, Mr. Daniel S. Lynch, on November 10, 2005, Philip Frost, M.D., Ph.D., then Executive Vice President, Chief Scientific Officer of the Company, assumed the additional position of Interim Chief Executive Officer. Dr. Frost served in those dual positions until January 23, 2006, when Joseph L. Fischer was appointed to the position of Interim Chief Executive Officer. Dr. Frost remained with the Company in his then previous position as Executive Vice

President and Chief Scientific Officer, until his resignation on December 1, 2006. In addition to the compensation for his service as Executive Vice President and Chief Scientific Officer, Dr. Frost received $10,000 per month in base salary in his capacity as Interim Chief Executive Officer.

Until the date of his resignation on October 24, 2006, Mr. Fischer was paid base salary at the rate of $45,000 per month. Upon the termination of his employment, Mr. Fischer was entitled to and received a cash severance payment of $650,000. Mr. Fischer’s severance entitlement was subject to his execution and non-revocation of a release of claims against the Company and its affiliates. Upon his appointment as Interim Chief Executive Officer of the Company, the Committee granted Mr. Fischer a non-qualified stock option under the Company’s 2002 Stock Option Plan to purchase 100,000 shares of the Company’s common stock at an exercise price equal to the closing price of the Company’s common stock on the date of grant. This grant was cancelled upon Mr. Fischer’s termination of employment with the Company.

While the Company does not currently have a Chief Executive Officer, effective October 24, 2006, a newly formed Executive Committee of the Board (the “Executive Committee”) was formed. The Executive Committee is chaired by Dr. Denner, and includes Professor Mulligan and Dr. Woler. The Executive Committee serves as the principal executive body for the Company until such time as a Chief Executive Officer is named.

Other Named Officer Compensation

Base Salary.   We rely on judgment in making compensation decisions and believe the salaries paid to our named executives are competitive with comparable positions within the peer group of biotechnology companies and are reflective of the individual’s performance, the scope of their responsibilities and the period of time that they have performed those duties.

Annual Bonus.   The actual bonus award to each of our named executive officers appears in the Summary Compensation Table on page 16. These amounts were determined based on the individual’s and Company’s performance during 2006 were approved by the Committee and were paid in January 2007. Named executive officers who left the Company prior to December 31, 2006 did not participate in the annual bonus.

Equity Compensation Plans.   Awards to each of our named executives appear in the Grants of Plan-Based Awards Table on page 17. Stock option awards were granted during January 2006, in order to provide incentive and retention objectives as previously discussed and were based on the individual’s as well as Company’s performance.

Retention Plan.   Awards to each of our named executives appear in the Grants of Plan-Based Awards Table on page 17. As previously discussed, awards under the Retention Plan were granted following discussions with the Company’s compensation consultant and prior to the Company’s announcement on January 24, 2006 that it had engaged an investment bank to conduct a review of strategic alternatives to maximize shareholder value, including a merger, sale or strategic alliance. The Company announced in August 2006 that it was no longer pursing such alternatives.

Compensation Committee Interlocks and Insider Participation

No member of the Company’s Compensation Committee was engaged in a related party transaction with, or was an officer or employee of, the Company or its subsidiaries during 2006. Mr. Fischer ceased serving on the Compensation Committee upon his appointment as Interim Chief Executive Officer in January 2006. There are no interlocking relationships involving the Company’s Compensation Committee and the board of directors or members of a compensation committee of any other company that would require disclosure under the executive compensation rules of the SEC.

Compensation Committee Report

The Committee has reviewed the Compensation Discussion and Analysis and discussed that Analysis with management. Based on its review and discussions with management, the Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in the Company’s  Amendment No. 1 on Form 10-K/A to its Annual Report as filed on Form 10-K for the year ended December 31, 2006. This report is provided by the following independent directors, who comprise the Committee:

William R. Miller (Chairman)
Alexander J. Denner
David Sidransky

The foregoing Report of the Compensation Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any prior or future Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this Report by reference therein.

Compensation of Named Executive Officers

The following tables and information outline the compensation, including salary, bonus, stock options and other compensation for the fiscal year ended December 31, 2006, for (i) each person who served as our principal executive officer, (ii) each person who acted as our principal financial officer, (iii) our three most highly compensated other executive officers who were serving as executive officers at the end of our 2006 fiscal year, and (iv) one additional person who would have been among our three most highly compensated executive officers except for the termination of his service prior to the end of our 2006 fiscal year.

Summary Compensation Table for Fiscal 2006

Name and Principal Position	Year	Salary ($)	Bonus($)(1)	Option Awards ($) (2)	All Other Compensation ($) (9)		Total ($)
Alexander J. Denner, Ph.D	2006	$—	$—	$—	$—		$—
Board Executive Committee Chairman and acting Principal Executive Officer (3)
Joseph L. Fischer.	2006	$404,662	$—	—	$658,342	(5)	$1,063,004
Former Interim Chief Executive Officer (4)
Philip Frost, M.D. Ph.D.	2006	$362,097	$—	—	$338,582	(6)	$700,679
Former Executive Vice President, Chief Science Officer and Interim Chief Executive Officer
Michael J. Howerton	2006	$268,140	$—	-	$19,398	(7)	$287,538
Former Chief Financial Officer
Ana I. Stancic	2006	$266,448	$135,000	$87,867	$7,272		$496,587
Senior Vice President, Finance and Principal Financial Officer
Eric K. Rowinsky, M.D.	2006	$395,000	$160,000	$121,413	$93,041	(8)	$769,454
Chief Medical Officer and Senior Vice President of Clinical Research
Richard Crowley	2006	$294,691	$135,000	$161,111	$7,787		$598,589
Senior Vice President, Biopharmaceutical Operations
Daniel J. O’Connor	2006	$206,987	$135,000	$177,069	$6,901		$525,957
Senior Vice President, General Counsel

(1)             All bonus awards were paid in cash. Bonuses are recorded for the period in which they were earned.

(2)             Represents amounts recognized as compensation expense by the Company during 2006 in accordance with SFAS 123R.

(3)             Dr. Denner does not receive compensation as the acting principal executive officer; he is compensated as a member of the Board of Directors. See the Director Compensation Table on page 23 for information regarding compensation Dr. Denner received as a Director.

(4)             Prior to becoming Interim Chief Executive Officer on January 24, 2006, Mr. Fischer was a member of the Company’s Board of Directors. See the Director Compensation Table on page 23 for information regarding compensation Mr. Fischer received as a Director prior to becoming Interim Chief Executive Officer on January 23, 2006.

(5)             Includes $650,000 paid under a severance agreement.

(6)             Includes $27,788 for unused sick time and $297,600 severance paid upon resignation. Dr. Frost ceased serving as Interim Chief Executive Officer of the Company effective January 23, 2006.

(7)             Includes $16,023 for unused vacation time paid upon resignation.

(8)             Includes $85,512 paid as moving expenses in 2006.

(9)             Amounts shown include payments by the Company for life insurance and matching contribution to the employee’s 401(k) account.

The following table provides information on stock options and incentive plan awards granted in 2006 to the Company’s Named Executive Officers.

Grants of Plan-Based Awards

					All Other
					Option
					Awards:	Exercise or
		Estimated Future Payouts			Number of	Base Price	Grant Date
		Under Non-Equity			Securities	of Option	Fair Value
		Incentive Plan Awards (1)			Underlying	Awards	of Option
Name	Grant Date	Target	Maximum		Options (#)	($/Sh)	Awards ($)(5)
Joseph L. Fischer	2/28/2006	$—	$—		100,000	$38.39	$1,662,550
Former Interim Chief
Executive Officer
Michael J. Howerton	1/18/2006				20,000	$34.14	$306,786
Former Chief	1/1/2006	$75,000	$112,500	(2),(4)
Financial Officer		$75,000	$112,500	(2),(4)
Ana I. Stancic	9/28/2006				30,000	$28.51	$382,569
Senior Vice President,	7/10/2006				10,000	$38.22	$162,876
Finance and Principal	1/18/2006				7,700	$34.14	$118,113
Financial Officer	1/1/2006	$60,375	$90,563	(2)
		$60,375	$90,563	(3)
Philip Frost, M.D. Ph.D	1/18/2006				25,000	$34.14	$383,483
Former Executive Vice	1/1/2006	$85,000	$127,500	(2),(4)
President, Chief Science		$85,000	$127,500	(3),(4)
Officer and Interim Chief
Executive Officer
Eric K. Rowinsky, M.D.	1/18/2006				25,000	$34.14	$383,483
Chief Medical Officer and	1/1/2006	$75,000	$112,500	(2)
Senior Vice President of		$75,000	$112,500	(3)
Clinical Research
Richard Crowley	2/16/2006				30,000	$37.08	$517,074
Senior Vice President,	1/18/2006				10,000	$34.14	$153,393
Biopharmaceutical Operations	1/1/2006	$60,375	$90,563	(2)
		$60,375	$90,563	(3)
Daniel J. O’Connor	8/28/2006				10,000	$30.40	$135,976
Senior Vice President,	1/18/2006				40,000	$34.14	$631,587
General Counsel	1/1/2006	$48,147	$72,221	(2)
		$48,147	$72,221	(3)

(1)             Represents amounts granted under the Retention Plan effective January 1, 2006.

(2)             Represents the performance period January 1, 2006 through December 31, 2007.

(3)             Represents the performance period January 1, 2006 through December 31, 2008.

(4)             Amounts were forfeited upon termination of employment in 2006.

(5)             Represents SFAS 123R fair value per share using Black-Scholes option pricing model multiplied by the number of stock options awarded during 2006. The assumptions used in the Black-Scholes model can be found in Note 11(d) of the Notes to the Consolidated Financial Statements as filed on Form 10-K for the year ended December 31, 2006.

The following table shows the number of shares underlying exercisable and unexercisable options held by the Company’s Named Executive Officers on December 31, 2006.

Outstanding Equity Awards at December 31, 2006

Name	Number of Securities Underlying Options (#) Exercisable (1)	Number of Securities Underlying Options (#) Unexercisable		Option Exercise Price	Option Expiration Date
Ana I. Stancic	—	30,000	(2)	$28.5100	9/27/2016
Senior Vice President,	—	10,000	(3)	$38.2200	7/9/2016
Finance and Principal	—	7,700	(4)	$34.1400	1/17/2016
Financial Officer	5,729	—		$44.2400	12/19/2014
	25,000	—		$40.9000	2/3/2014
Eric K. Rowinsky, M.D.	—	25,000	(4)	$34.1400	1/17/2016
Chief Medical Officer and	75,000	—		$42.5200	2/20/2015
Senior Vice President of
Clinical Research
Richard Crowley	—	30,000	(5)	$37.0800	2/15/2016
Senior Vice President,	—	10,000	(4)	$34.1400	1/17/2016
Biopharmaceutical	6,250	—		$44.2400	12/19/2004
Operations	6,250	—		$39.7900	12/21/2013
	3,500	—		$35.1600	7/20/2013
	3,150	—		$11.9100	12/19/2012
	6,000	—		$6.9400	8/5/2012
	24,000	—		$30.0800	1/16/2012
	10,000	—		$54.7000	6/4/2011
	15,000	—		$31.8125	12/20/2010
	59,785	—		$27.9375	1/31/2010
Daniel J. O’Connor	—	10,000	(6)	$30.0400	8/27/2016
Senior Vice President,	—	40,000	(7)	$34.1400	1/17/2016
General Counsel	5,000	—		$44.2400	12/19/2004
	5,000	—		$53.5000	8/10/2014
	3,750	—		$39.7900	12/21/2013
	100	—		$35.1600	7/20/2013
	3,750	—		$10.7500	1/20/2013

(1)       As discussed on page 11, in conjunction with the accelerated vesting of certain stock options on December 16, 2005, exercisable stock options that remain subject to Lock-Up Agreements at March 31, 2007 are as follows: Ms. Stancic, 9,115 shares, Dr. Rowinsky, 37,500 shares, Mr. Crowley, 5,563 shares, and Mr. O’Connor, 5,963 shares.

(2)       This award was granted on September 28, 2006, and vests 25% per year.

(3)       This award was granted on July 10, 2006, and vests 33 1/3% per year.

(4)       This award was granted on January 18, 2006, and vests 33 1/3% per year.

(5)       This award was granted on February 16, 2006, and vests 25% per year.

(6)       This award was granted on August 28, 2006, and vests 25% per year.

(7)       These awards were granted on January 18, 2006, and 34,000 vest 25% per year and 6,000 vest 33 1/3% per year.

The following table shows the number of shares and value realized upon the exercise of stock options by Named Executive Officers during 2006.

Option Exercises in Fiscal 2006

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Michael J. Howerton	31,250	$515,611
Former Chief Financial Officer
Richard Crowley	4,000	$121,716
Senior Vice President, Biopharmaceutical Operations
Daniel J. O’Connor	3,750	$93,788
Senior Vice President, General Counsel

Severance and Change-in-Control Agreements

Senior Executive Severance Plan

To enhance the predictability of treatment for executives at the level of Vice President, Senior Vice President and Executive Vice President whose employment with the Company is terminated by the Company without cause (as such term is defined in the plan), the Compensation Committee approved and adopted a Senior Executive Severance Plan effective as of October 20, 2004.

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

Transition Severance Plan

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

Change-in-Control Plan

The Board adopted a Change-in-Control Plan effective September 1, 2004, as amended February 16, 2006. The purpose of the plan is to maintain the focus of certain key employees of the Company on the business, mitigate the distractions that could be caused if the Company were to become the target of an acquisition strategy, and provide certain benefits to the covered employees if a change-in-control of the Company (as such term is defined in the plan, a “Change-in-Control”) occurs and/or the employee’s employment is terminated in connection with such change-in-control. Participants in the Change-in-Control Plan are determined by the Compensation Committee. Currently, Dr. Rowinsky and Messrs. Crowley and Bailey, and Mses. Stancic and Cammy participate in the Change-in-Control Plan, all of whom are tier 2 participants.

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

In connection with a termination described in the preceding sentence, if the participant signs a waiver and release of claims against the Company and its affiliates, each participant will vest in full in all long-

term incentive arrangements he or she has with the Company and be entitled to continued health coverage for six to 18 months (based on the participant’s plan tier) and outplacement services for six months. These benefits are reduced by any other severance amounts for which the participants are eligible under any other arrangement of the Company or its subsidiaries. As a condition to receipt of these benefits, each participant agrees to be bound by noncompetition, nonsolicitation, confidentiality, return of Company property, and cooperation covenants contained in the plan. The Change-in-Control Plan also provides for (i) alternative treatment of excise taxes imposed on participants pursuant to Internal Revenue Code Section 280G, subject to certain limitations, including a full gross-up payment by the Company, a payment cutback to 2.99 times the Base Amount (as defined in the plan), no gross-up treatment, the better of a payout cutback or no gross-up treatment, or such other alternatives as the Compensation Committee shall determine, each as specified by the Compensation Committee at the time of designation of an executive as a participant in the plan (or thereafter, subject to the conditions of the plan) and (ii) specific provisions to comply with the payment delays required by Internal Revenue Code Section 409A in the event an executive is a “key employee” within the meaning of such Section. Dr. Rowinsky and Messrs. Crowley and Bailey, and Ms. Stancic are eligible to receive a full gross-up payment by the Company, subject to the plan’s limitations, and Ms. Cammy is eligible to receive the better of a payout cutback or no adjustment treatment.

Potential Payments Upon Termination or Change- in-Control

The following table sets forth amounts that would be paid to the Company’s Named Executives who were employed on December 31, 2006, in the event of (i) an involuntary termination of employment by the Company without cause and (ii) the continuation of employment by the employee upon the occurrence of a Change-in-Control and (iii) upon a termination of employment following a Change-in-Control either by the Company without cause or by the employee for good reason.

		Change-in-Control (1)
Name	Termination (2)	Employment Continues (3)	Employment Terminates (4)
Ana I. Stancic	$300,000	$—	$870,000
Senior Vice President, Finance
and Principal Financial Officer
Eric K. Rowinsky, M.D	$395,000	$—	$1,110,000
Chief Medical Officer and Senior
Vice President of Clinical Research
Richard Crowley	$300,000	$—	$870,000
Senior Vice President,
Biopharmaceutical Operations
Daniel J. O’Connor	$220,000	$—	$220,000
Senior Vice President,
General Counsel (5)

(1)          The closing price of the Company’s stock of $26.76 on December 29, 2006 is used to calculate the value of stock options that would vest upon a Change-in-Control on that date. The 30-day average stock price leading up to an including December 31, 2006 of $28.45 was used to calculate the value of the Retention Plan grants.

(2)          Represents one year of base salary as of December 31, 2006.

(3)          Represents the value of the executive’s stock options and Retention Plan award assuming vesting on December 31, 2006. All unvested stock options held by the executives as of December 31, 2006 had no value as the exercise prices were all above the closing price of the Company’s stock on December 29, 2006. The Retention Plan has no value since the price of $28.45 was below the required price for payout of $32.99.

(4)          Represents the value of the executive’s equity based compensation in (3), plus two times the total of the executive’s base salary plus 2006 bonus, except for Mr. O’Connor who would receive one time his annual salary upon a Change-in-Control under the Transition Severance Plan.

(5)          Mr. O’Connor does not currently participate in the Change-in-Control Plan.

In connection with the resignation of Joseph L. Fischer as Interim Chief Executive Officer, the Company entered into a letter agreement dated October 24, 2006 (the “Letter Agreement”). Pursuant to the Letter Agreement, Mr. Fischer became entitled to and received (i) a separation payment of $600,000 ($500,000 of which represented guaranteed amounts for 2006) less applicable withholding, to be paid as soon practicable after the execution of the Letter Agreement and (ii) an additional separation payment of $50,000 less applicable withholding, to be paid as soon as practicable after the expiration of a seven day revocation period relating to a release executed by Mr. Fischer relative to the Company. The Letter Agreement also provided that Mr. Fischer’s outstanding stock options will remain exercisable to the extent set forth in the Company’s stock option plans and the relevant option agreements and/or notices as if his employment had been terminated without cause, provided, however, that the options granted to Mr. Fischer on February 28, 2006 to purchase 100,000 shares of common stock of the Company expired as of October 24, 2006. Under the Letter Agreement, Mr. Fischer also retained his rights to indemnification as an officer or director of the Company or a fiduciary of any Company benefit plan and to coverage under the Company’s directors’ and officers’ liability policies. The Letter Agreement superseded any other rights that Mr. Fischer had in respect of salary, bonus, severance or change in control benefits under his prior letter agreement with the Company dated March 21, 2006, as supplemented by the letter agreement dated August 21, 2006.

In connection with the resignation of Philip Frost as Executive Vice President and Chief Science Officer of the Company on December 1, 2006, Dr. Frost became entitled to a severance payment of $297,600. Dr. Frost also received a payment on account of accrued unused sick time.

Upon the resignation of Michael J. Howerton as Chief Financial Officer of the Company on October 13, 2006, Mr. Howerton did not become entitled to any payments from the Company other than in respect of accrued unused vacation time.

Director Compensation

The following table sets forth certain information relating to director compensation for each director that was not a named executive officer for the year ended December 31, 2006.

Director Compensation in Fiscal 2006

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	All Other Compensation	Total ($)
Andrew G. Bodnar, M.D., J.D.(2)	$64,500	$301,732	$—	$366,232
William Crouse(3)	$88,216	$231,139	$—	$319,355
Alexander J. Denner, Ph.D.(4)	$32,093	$169,334	$—	$201,427
Vincent T. DeVita, Jr. M.D.(5)	$97,701	$301,732	$—	$399,433
John A. Fazio(6)	$112,431	$339,135	$—	$451,566
Joseph L. Fischer(7)	$50,625	$244,076	$—	$294,701
Carl C. Icahn(8)	$2,696	$78,735	$—	$81,431
David M. Kies(9)	$155,087	$346,707	$—	$501,794
Peter S. Liebert, M.D.(10)	$—	$60,547	$—	$60,547
William R. Miller(11)	$112,000	$301,732	$—	$413,732
Richard Mulligan, Ph.D.(12)	$2,696	$78,735	$—	$81,431
David Sidransky, M.D.(13)	$120,772	$377,165	$—	$497,937
Charles Woler, M.D. Ph.D.(14)	$2,845	$78,735	$—	$81,580

       (1) Represents amounts recognized as compensation expense by the Company during 2006 in accordance with SFAS 123R.

       (2) From 2001 to 2006, Dr. Bodnar received an aggregate of 190,000 options, all of which were outstanding at December 31, 2006. During 2006, Dr. Bodnar received 20,000 options with a grant date fair value of $317,384.

       (3) From 2004 to 2006, Mr. Crouse received an aggregate of 128,434 options, of which 122,999 were outstanding at December 31, 2006. Mr. Crouse resigned from the Board of Directors on October 9, 2006. During 2006, Mr. Crouse received 20,000 options with a grant date fair value of $317,384.

       (4) During 2006, Dr. Denner received an aggregate of 33,315 options with a grant date fair value of $368,618, all of which were outstanding at December 31, 2006.

       (5) From 1997 to 2006, Dr. DeVita, Jr. received an aggregate of 270,000 options, of which 240,000 were outstanding at December 31, 2006. During 2006, Dr. DeVita received 20,000 options with a grant date fair value of $317,384.

       (6) From 2003 to 2006, Mr. Fazio received an aggregate of 155,333 options, of which 140,333 were outstanding at December 31, 2006. During 2006, Mr. Fazio received 20,000 options with a grant date fair value of $317,384. Mr. Fazio resigned from the Board of Directors on April 24, 2007.

       (7) From 2003 to 2006, Mr. Fischer received an aggregate of 140,761 options, of which 136,141 were outstanding at December 31, 2006. From January 24, 2006 to October 23, 2006, Mr. Fischer served as the Company’s Interim Chief Executive Officer. Information regarding Mr. Fischer’s compensation and stock options awards received as Interim Chief Executive Officer can be found in the Summary Compensation Table on page 16 and the Grants of Plan-Based Awards table on page 15. During 2006, Mr. Fischer received 20,000 options with a grant date fair value of $317,384.

       (8) During 2006, Mr. Icahn received an aggregate of 25,644 options with a grant date fair value of $334,856, all of which were outstanding at December 31, 2006.

       (9) From 1997 to 2006, Mr. Kies received an aggregate of 320,467 options, of which 247,315 were outstanding at December 31, 2006. During 2006, Mr. Kies received 30,000 options with a grant date fair value of $476,076. Mr. Kies resigned from the Board of Directors on October 9, 2006.

(10) During 2006, Dr. Liebert received an aggregate of 24,891 options with a grant date fair value of $316,140, all of which were outstanding at December 31, 2006.

(11) From 1997 to 2006, Mr. Miller received an aggregate of 270,000 options, of which 140,000 were outstanding at December 31, 2006. During 2006, Mr. Miller received 20,000 options with a grant date fair value of $317,384.

(12) During 1998, 2003 and 2006, Dr. Mulligan received an aggregate of 135,644 options, of which 25,644 were outstanding at December 31, 2006. During 2006, Dr. Mulligan received 25,644 options with a grant date fair value of $334,856.

(13) From 2004 to 2006, Dr. Sidransky received an aggregate of 133,434 options, all of which were outstanding at December 31, 2006. During 2006, Dr. Sidransky received 25,000 options with a grant date fair value of $396,730.

(14) During 2006, Dr. Woler received an aggregate of 25,644 options with a grant date fair value of $334,856, all of which were outstanding at December 31, 2006.

Director Cash Compensation

On October 24, 2006, the Board determined that it would waive all director fees for six months. Prior to such determination, the Board had approved the following annual compensation guidelines for 2006:

Chairman of the Board-$60,000

Vice Chairman-$50,000

Other Non-Employee Directors-$40,000

Each non-employee director is reimbursed for his reasonable out-of-pocket expenses incurred in connection with his Board and Board committee activities.

During 2006, the chairman of the Audit Committee was entitled to annual compensation at the rate of $15,000 through February 28, 2006 and at the rate of $20,000 thereafter for his services as committee chairman. The chairman of the Compensation Committee was entitled to $12,500, or a pro rated portion thereof for portions of the fiscal year served, as compensation for his services as committee chairmen. The chairmen of the Nominating and Corporate Governance Committee, Research and Development Oversight Committee, Chief Executive Officer Search Committee and Executive Committee were each entitled to receive $10,000, or a pro rated portion thereof for portions of the fiscal year served, as compensation for their services as committee chairmen. In 2006, the chairman of the now disbanded Head and Neck Committee (David Sidransky) received an aggregate amount of $1,000 for the first two hours of work spent in connection with committee business or functions each day, and compensation at the rate of $250 per hour thereafter (not to exceed $60,000 annually). Each member of the Audit Committee (other than the chairman) was paid annual compensation of $5,000, or a pro rated portion thereof for portions of the fiscal year served. In addition, during 2006, each non-employee director received a fee of $1,500 for each in-person Board or committee meeting attended and $1,000 for each telephonic Board or committee meeting attended that exceeded 30 minutes in length.

The Board has approved the foregoing compensation guidelines for 2007 service as well. The Board disbanded the Head and Neck Committee in 2006.

While he served as Interim Chief Executive Officer of the Company, Mr. Fischer was not entitled to receive Board or committee meeting or service fees, although Mr. Fischer did receive a pro rated portion of the annual Board fee reflecting his service as a director through January 23, 2006 and committee meeting and service fees through that date. Upon his appointment as Interim Chief Executive Officer of the Company, Mr. Fischer ceased serving on the Audit and Compensation Committees. On October 24,

2006, Mr. Fischer resigned from the Board and from his position as Interim Chief Executive Officer of the Company.

Director Stock Options

On October 24, 2006, the Board determined that it would forego all option grants for directors for one year.

With respect to 2006 service, in September 2005 the Board approved guidelines providing for option grants to the Chairman, Vice Chairman and other non-employee directors of the Company to purchase 30,000, 25,000 and 20,000 shares, respectively, of the Company’s common stock. Such stock options were granted on January 18, 2006 pursuant to the terms of the Company’s 2002 Non-Qualified Stock Option Plan at a per share exercise price of $34.14, which is equal to the fair market value of the common stock on the date of grant. Newly joining directors are granted a pro rata portion of such an annual stock option grant on the quarterly vesting schedule applicable to the corresponding annual grant to the Board. Such annual option grants vest quarterly within the year, subject to the individual’s continued service on the Board on the scheduled date of vesting and have an exercise price equal to the fair market value of the common stock on the date of grant. However, in the event a non-employee director leaves the Board, his annual share option grant vests daily for the quarterly period in which his service as a director ended.

The Board further determined that, beginning in 2006, any non-employee director newly joining the Board is entitled to receive a one-time grant of stock options to purchase 20,000 shares of the Company’s common stock upon first becoming a director. Previously, such newly joining directors were entitled to receive a 50,000 stock option grant. Such options vest 25% annually over the four-year period commencing with the date of grant, subject to such individual’s continued service on the Board on the scheduled date of vesting, and have an exercise price equal to the fair market value of the common stock on the date of grant. From time to time, non-employee directors of the Company may be granted additional options or other stock-based awards in consideration for providing services on the Board.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Principal Holders

The following table shows the amount of the Company’s common stock beneficially owned by each person or group who is known by the Company, in reliance on Schedules 13D and 13G filed with the Securities and Exchange Commission (the “SEC”), to beneficially own more than 5% of the Company’s outstanding shares of common stock. In general, “beneficial ownership” refers to shares that an individual or entity has the power to vote or dispose of and stock options that are exercisable within 60 days thereafter. Unless otherwise indicated below or in the applicable Schedule 13D or 13G filing, each person named below holds sole investment and voting power, other than the powers that may be shared with the person’s spouse under applicable law.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)(2)
Bristol-Myers Squibb Company(3)	14,392,003	16.58%
345 Park Avenue
New York, NY 10154
Capital Group International, Inc.(4)	11,715,070	13.49%
11100 Santa Monica Boulevard
Los Angeles, CA 90025
Carl C. Icahn et al., as a group (5)	11,690,832	13.47%
c/o Icahn Associates Corp.
767 Fifth Avenue, Suite 4700
New York, NY 10153
ClearBridge Advisors, LLC, ClearBridge Asset Management, Inc. and Smith Barney Fund Management LLC, as a group(6)	9,513,224	10.96%
399 Park Avenue
New York, NY 10022

(1)          The percentage of voting stock owned by each stockholder or group is calculated by dividing: (1) the number of shares deemed to be beneficially held by such stockholder or group as of March 31, 2007, as determined in accordance with Rule 13d-3 under the Exchange Act of 1934 (the “Exchange Act”); by (2) the sum of (A) 85,509,760, which is the number of shares of common stock outstanding as of March 31, 2007; plus (B) the number of shares of common stock issuable upon the exercise of options and other derivative securities, if any, exercisable as of March 31, 2007 and 60 days thereafter held by the stockholder or group.

(2)          The stockholder’s percentage of beneficial ownership of the class is current as of March 31, 2007 and therefore may not reflect the percentage reported in the stockholder’s latest Schedule 13G or Schedule 13D filing filed prior to March 31, 2007.

(3)          This information is furnished in reliance on Amendment No. 3 to the stockholder’s Schedule 13D filed with the SEC on February 1, 2006.

(4)          This information is furnished in reliance on Amendment No. 2 to the stockholder’s Schedule 13G filed with the SEC on February 12, 2007. The foregoing Schedule 13G reflects beneficial ownership of Capital Guardian Trust Company in the amount of 8,319,870 shares of common stock, or 9.58% of the Company’s common stock as of March 31, 2007. See the Schedule 13G filing for certain disclaimers of beneficial ownership.

(5)          This information is furnished in reliance on Amendment No. 5 to the stockholder’s Schedule 13D filed with the SEC on September 28, 2006. The foregoing Schedule 13D reflects beneficial ownership of Barberry Corp, together with its affiliates Hopper Investments LLC and High River Limited Partnership, in the amount of 7,105,934 shares of common stock, or 8.18% of the Company’s common stock as of March 31, 2007 (inclusive of amounts held by Hopper Investments LLC and High River Limited Partnership). Such Schedule 13D also reflects beneficial ownership of American Real Estate Holdings Limited Partnership, together with its affiliates American Real Estate Partners L.P, American Property Investors, Inc. and Beckton Corp., in the amount of 4,563,610 shares of common stock, or 5.26% of Company’s common stock as of March 31, 2007. See the Schedule 13D filing for certain disclaimers of beneficial ownership. In addition to the 11,685,188 shares described in such Schedule 13D, Mr. Icahn beneficially owns 5,644 shares issuable upon the exercise of options exercisable as of May 30, 2007.

(6)          This information is furnished in reliance on Amendment No. 2 to the stockholders’ Schedule 13G filed with the SEC on February 8, 2007. The foregoing Schedule 13G includes beneficial ownership of Legg Mason Partners Aggressive Growth Fund, Inc., an investment company registered under the Investment Company Act of 1940 and managed by ClearBridge Advisors, LLC, in the amount of 4,600,000 shares of common stock, or 5.30% of the Company’s common stock as of March 31, 2007.

Directors and Executive Officers

The following table shows certain information regarding the amount of the Company’s common stock beneficially owned as of March 31, 2007 by the members of the Company’s Board of Directors, the Company’s named executive officers and the directors and executive officers of the Company as a group.

Name, Address and Position(1)	Amount and Nature of Beneficial Ownership(2)		Percent of Class(3)
Andrew G. Bodnar, M.D., J.D., Director	190,000	(4)	*
Alexander J. Denner, Ph.D., Director	18,315	(5)	*
Vincent T. DeVita, Jr., M.D., Director	290,471	(6)	*
John A. Fazio, Former Director	140,333	(7)	*
Carl C. Icahn, Chairman of the Board	11,690,832	(8)	13.47%
Peter S. Liebert, M.D., Director	4,891	(9)	*
William R. Miller, Director	262,111	(10)	*
Richard C. Mulligan, Ph.D., Director	5,644	(11)	*
David Sidransky, M.D., Director	133,434	(12)	*
Charles Woler, M.D., Ph.D., M.B.A., Director	5,644	(13)	*
Richard Crowley, Senior Vice President, Biopharmaceutical Operations	144,769	(14)	*
Daniel J. O’Connor, Senior Vice President, General Counsel	29,746	(15)	*
Eric Rowinsky, M.D., Senior Vice President, Chief Medical Officer	84,534	(16)	*
Ana I. Stancic, Senior Vice President, Finance and Principal Financial Officer	33,356	(17)	*
Joseph L. Fischer, Former Chief Executive Officer	136,141	(18)	*
Philip Frost, M.D., Ph.D., Former Executive Vice President, former Chief Scientific Officer and former Interim Chief Executive Officer	—	(19)	*
Michael J. Howerton, Former Senior Vice President and former Chief Financial Officer	—	(20)	*
All Directors and Executive Officers as a Group (17 persons)	13,170,221	(21)	15.17%

*                    Less than 1%.

(1)          Unless otherwise noted, each person’s address is in care of ImClone Systems Incorporated, 180 Varick Street, New York, NY 10014.

(2)          Unless otherwise noted, consists of both the number of shares that an individual has the power to vote or dispose of and stock options that are exercisable as of March 31, 2007 and 60 days thereafter.

(3)          The percentage of voting stock owned by each stockholder or group is calculated by dividing: (1) the number of shares deemed to be beneficially held by such stockholder or group as of March 31, 2007, as determined in accordance with Rule 13d-3 under the Exchange Act; by (2) the sum of (A) 85,509,760, which is the number of shares of common stock outstanding as of March 31, 2007; plus (B) the number of shares of common stock issuable upon the exercise of options and other derivative securities, if any, exercisable as of March 31, 2007 and 60 days thereafter held by the stockholder or group. Except as indicated by footnote, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, other than the powers that may be shared with the person’s spouse under applicable law.

(4)          Address is in care of Bristol-Myers Squibb Company, 345 Park Avenue, New York, New York 10154. Consists of 190,000 shares issuable upon the exercise of options exercisable as of May 30, 2007.

(5)          Consists of 18,315 shares issuable upon the exercise of options exercisable as of May 30, 2007.

(6)          Includes 240,000 shares issuable upon the exercise of options exercisable as of May 30, 2007.

(7)          Consists of 140,333 shares issuable upon the exercise of options exercisable as of May 30, 2007. Mr. Fazio resigned from the Board on April 24, 2007.

(8)          Includes 11,685,188 shares described in Amendment No. 5 to the Schedule 13D filed with the SEC on September 28, 2006 by Mr. Icahn and certain affiliated parties, and 5,644 shares issuable upon the exercise of options exercisable as of May 30, 2007. See the Schedule 13D filing for certain disclaimers of beneficial ownership.

(9)          Consists of 4,891 shares issuable upon the exercise of options exercisable as of May 30, 2007.

(10)   Includes 140,000 shares issuable upon the exercise of options exercisable as of May 30, 2007.

(11)   Consists of 5,644 shares issuable upon the exercise of options exercisable as of May 30, 2007.

(12)   Consists of 133,434 shares issuable upon the exercise of options exercisable as of May 30, 2007, with 12,500 of such options being subject to the Lock-Up Restrictions.

(13)   Consists of 5,644 shares issuable upon the exercise of options exercisable as of May 30, 2007.

(14)   Consists of 144,769 shares issuable upon the exercise of options exercisable as of May 30, 2007, with 5,563 of such options being subject to the Lock-Up Restrictions.

(15)   Includes 28,100 shares issuable upon the exercise of options exercisable as of May 30, 2007, with 5,963 of such options being subject to the Lock-Up Restrictions.

(16)   Includes 83,337 shares issuable upon the exercise of options exercisable as of May 30, 2007, with 37,500 of such options being subject to the Lock-Up Restrictions.

(17)   Includes 33,296 shares issuable upon the exercise of options exercisable as of May 30, 2007, with 9,115 of such options being subject to the Lock-Up Restrictions.

(18)   Consists of 136,141 shares issuable upon the exercise of options exercisable as of May 30, 2007, with 12,500 of such options being subject to the Lock-Up Restrictions.

(19)   Dr. Frost owns no shares of the Company’s stock, nor does he have any remaining options at March 31, 2007.

(20)   Mr. Howerton owns no shares of the Company’s stock, nor does he have any remaining options at March 31, 2007.

(21)   Includes an aggregate of 1,309,545 shares issuable upon the exercise of options exercisable as of May 30, 2007, with 83,141 of such options being subject to the Lock-Up Restrictions.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2006, relating to equity compensation plans of the Company pursuant to which equity securities of the Company are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights(a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))(c)
Equity Compensation Plans Approved by Stockholders	8,324,890	$40.00	7,136,434	(1)(3)
Equity Compensation Plans Not Approved by Stockholders(2)	2,184,404	$33.06	—
Total	10,509,294	$38.55	7,136,434

(1)          Consists of securities available for issuance under the Company’s 2006 Stock Incentive Plan only.

(2)          The Company’s 1998 Non-Qualified Stock Option Plan and 2005 Inducement Stock Option Plan are the only equity compensation plans that were adopted without shareholder approval. The material features of these plans are summarized below. The Company is no longer granting options under the 1998 Non-Qualified Stock Option Plan or the 2005 Stock Inducement Option Plan.

(3)          Under the 2006 Stock Incentive Plan, the Company has the ability to grant (i) stock options; (ii) stock appreciation rights; (iii) restricted stock awards; (iv) restricted stock unit awards; (v) performance awards; and (vi) other stock-based awards. Shares of common stock that are subject to awards under the Company’s 2006 Stock Incentive Plan other than stock options or stock appreciation rights will be counted against this limit as two shares for every share granted.

As  of March 31, 2007, 9,943,351 shares of common stock were subject to issuance upon the exercise of outstanding options, with a weighted average exercise price of $39.09 and a weighted average term of 5.95 years. No restricted stock units of common stock were outstanding at December 31, 2006, and 262,028 restricted stock units were outstanding at March 31, 2007. As of March 31, 2007, 7,074,617 shares of common stock were available for issuance under the Company’s 2006 Stock Incentive Plan. As of March 31, 2007, the Company had 85,509,760 outstanding shares of common stock.

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

2005 Inducement Stock Option Plan.   The Company’s 2005 Inducement Stock Option Plan (the “Inducement Plan”) was adopted by the Compensation Committee on October 17, 2005 and has not been approved by stockholders. The Company is no longer granting options under the Inducement Plan. The Inducement Plan was adopted for the sole purpose of permitting the Company to make one-time grants of stock options to newly hired key employees who have not previously been employees or directors of the Company as an inducement to such persons entering into employment with the Company, in accordance with Nasdaq Marketplace Rule 4350(i)(1)(A)(iv). The Plan permits the Company to issue up to a total of 600,000 inducement options to eligible participants to purchase shares of common stock of the Company on terms and conditions set forth therein and in individual award agreements under the Plan, in each case on terms commensurate with options granted under the Company’s 2002 Stock Option Plan. The material terms of each such grant are promptly announced by the Company by press release pursuant to Nasdaq Marketplace Rule 4350(i)(1)(A)(iv).

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Relationship with Bristol-Myers Squibb Company

Two of the Company’s directors, Dr. Andrew G. Bodnar and Andrew R. J. Bonfield, are also officers of BMS, a Delaware corporation. The Company’s relationship with BMS is described below.

On September 19, 2001, the Company entered into an acquisition agreement (the “Acquisition Agreement”) with BMS and Bristol-Myers Squibb Biologics Company, a Delaware corporation which is a wholly-owned subsidiary of BMS (“BMS Biologics”), providing for the tender offer by BMS Biologics to purchase up to 14,392,003 shares of the Company’s common stock for $70.00 per share, net to the seller in cash. The tender offer by BMS Biologics, available to all stockholders, allowed for the Company’s then-current employees and directors who held exercisable options to purchase the Company’s shares of common stock having exercise prices less than $70.00 per share to conditionally exercise any or all of those options and tender the underlying shares in the tender offer. In connection with the Acquisition Agreement, the Company entered into the Stockholder Agreement, pursuant to which the Company agreed with BMS and BMS Biologics to various arrangements regarding the respective rights and obligations of each party with respect to, among other things, the ownership of shares of the Company’s common stock by BMS and BMS Biologics. The Stockholder Agreement also sets forth BMS’ (i) limitation on additional purchases of shares, (ii) option to purchase shares in the event of dilution and (iii) restrictions as to transfer of shares. Concurrently with the execution of the Acquisition Agreement and the Stockholder Agreement, the Company entered into a development, promotion, distribution and supply agreement (the “Commercial Agreement”) with BMS and E.R. Squibb & Sons, L.L.C. (“E.R. Squibb”), a Delaware limited liability company which is a wholly-owned subsidiary of BMS, relating to ERBITUX®, the Company’s lead therapeutic product, pursuant to which, among other things, the parties are co-developing and co-promoting ERBITUX in the United States and Canada, and co-developing and co-promoting ERBITUX in Japan (either together or co-exclusively with Merck KGaA).

On March 5, 2002, the Company amended the Commercial Agreement with E.R. Squibb and BMS. The amendment changed certain economics of the Commercial Agreement and expanded the clinical and strategic role of BMS in the ERBITUX development program. One of the principal economic changes to the Commercial Agreement resulted in the Company’s receipt of $140.0 million on March 7, 2002, and an additional payment of $60.0 million on March 5, 2003, in lieu of the $300.0 million payment the Company would have received on acceptance by the United States Food and Drug Administration (“FDA”) of the ERBITUX biologics license application under the original terms of the Commercial Agreement. In addition, the Company agreed to resume construction of the Company’s multiple product facility, BB50, as soon as reasonably practicable after the execution of the amendment.

On October 29, 2001, pursuant to the Acquisition Agreement, BMS Biologics accepted for payment, pursuant to the tender offer, 14,392,003 shares of the Company’s common stock on a pro rata basis from all tendering stockholders and those conditionally exercising stock options.

The Stockholder Agreement gave BMS the right to nominate two directors so long as its ownership interest in the Company is 12.5% or greater. Initially, BMS designated Dr. Peter S. Ringrose, BMS’s former Chief Scientific Officer and President, Pharmaceutical Research Institute, and Dr. Andrew G. Bodnar, BMS’s Senior Vice President, Strategy, as the BMS directors. In 2002, Dr. Ringrose retired from his position at BMS and also resigned as a director of the Company. On April 25, 2007, BMS designated Andrew R. J. Bonfield as the second BMS director.

In exchange for the rights granted to BMS under the amended Commercial Agreement, the Company has received up-front and milestone payments totaling $900.0 million in the aggregate, of which $200.0 million was received on September 19, 2001, $140.0 million was received on March 7, 2002, $60.0 million was received on March 5, 2003, $250.0 million was received on March 12, 2004 and $250.0 million was received on March 31, 2006. No such further payments are contemplated by the Commercial Agreement. All such payments are non-refundable and non-creditable. Except for the Company’s expenses incurred pursuant to a co-promotion option that the Company has exercised, E.R. Squibb is responsible for 100% of the distribution, sales and marketing costs for ERBITUX in the United States and Canada, and the Company and E.R. Squibb will each be responsible for 50% of the distribution, sales, marketing costs and other related costs and expenses in Japan. The Commercial Agreement provides that E.R. Squibb shall pay the Company distribution fees based on a percentage of annual sales of ERBITUX by E.R. Squibb in the United States and Canada. The distribution fee is 39% of net sales in the United States and Canada. The Commercial Agreement also provides that the distribution fees for the sale of ERBITUX in Japan by E.R. Squibb or the Company shall be equal to 50% of operating profit or loss with respect to such sales for any calendar month. In the event of an operating profit, E.R. Squibb shall pay the Company the amount of such distribution fee, and in the event of an operating loss, the Company shall credit E.R. Squibb the amount of such distribution fee. The Commercial Agreement provides that the Company shall be responsible for the manufacture and supply of all requirements of ERBITUX in bulk form for clinical and commercial use in the United States, Canada and Japan and that E.R. Squibb shall purchase all of its requirements of ERBITUX in bulk form for commercial use from the Company. The Company shall supply ERBITUX in bulk form for clinical use at the Company’s fully burdened manufacturing cost plus a mark-up of 10%. In addition to the up-front and milestone payments, distribution fees for the United States, Canada and Japan and the 10% mark-up on the commercial supply of ERBITUX, E.R. Squibb is also responsible for 100% of the cost of all clinical studies, other than those studies undertaken post-launch which are not pursuant to an investigational new drug application (e.g. phase IV studies), the cost of which shall be shared equally between E.R. Squibb and the Company, or as otherwise agreed. As between E.R. Squibb and the Company, each will be responsible for 50% of the cost of all clinical studies in Japan. The Company has also agreed, and may agree in the future, to share with E.R. Squibb, on terms other than the foregoing, costs of clinical trials that the Company believes are not potentially registrational but should be undertaken prior to launch in the United States, Canada or Japan.

Policies and Procedures for Approval of Related Person Transactions

The Board of Directors has adopted a policy for the review and approval of transactions involving the Company and “related persons” (directors and executive officers, their immediate family members and beneficial owners of 5% or more of the Company’s common stock). This policy applies to any transaction or series of transactions in which the Company or a subsidiary is a participant, the amount involved exceeds $120,000 and a “related person” has a “direct or indirect material interest” within the meaning of the applicable SEC rules. Under the policy, Company management will determine whether a transaction is covered by the policy and hence should be referred to the Nominating and Corporate Governance Committee for approval, ratification, revision, termination or other action. Based on its consideration of all the relevant facts and circumstances, the Committee will decide whether or not to approve such transaction and will approve only those transactions that are in the best interests of the Company. If a transaction is ongoing, the Nominating and Corporate Governance Committee may establish guidelines for management to follow in its dealings with the related party and shall periodically monitor the transaction to ensure that it continues to be in the best interest of the Company. No director shall participate in any discussion or approval of a transaction of such director is the related person.

We did not follow the related person transaction policy described above in connection with the transactions with BMS and its affiliates described above as those transactions were entered into prior to the adoption of the policy.

Independence of the Board of Directors

Under the Amended  and Restated Corporate Governance Guidelines adopted by the Board of Directors, a majority of the Board shall consist of directors who are neither officers or employees of the Company or its subsidiaries, nor have a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and who, at such times as the rules of the Nasdaq Stock Market LLC (“Nasdaq”) require, are otherwise “independent” under such rules. A copy of the Amended and Restated Corporate Governance Guidelines is posted on the Company’s website at www.imclone.com. Our Board of Directors consults with outside counsel to ensure that the Board of Directors’ determinations are consistent with all relevant laws and regulations regarding the definition of “independent,” including those set forth under the applicable Nasdaq listing standards and Section 10A of the Exchange Act. The Board of Directors has also reviewed the directors’ responses to a questionnaire asking about their transactions, relationships and arrangements with the Company (and those of their immediate family members) and other potential conflicts of interest. Other than as set forth herein, these questionnaires did not disclose any transactions, relationships, or arrangements that question the independence of our directors.

After reviewing this information, our Board of Directors affirmatively has determined that all of our directors are independent directors within the meaning of Nasdaq Marketplace Rule 4200, other than Dr. Bodnar and Mr. Bonfield. The Board of Directors concluded that Dr. Bodnar and Mr. Bonfield are not “independent” as they are officers of BMS and were designated as directors pursuant to the Stockholder Agreement with BMS. See “Item 13- Certain Relationships and Related Transactions”. In addition, the Board of Directors has determined that Joseph L. Fischer was not “independent” during the period in which he served as our Interim Chief Executive Officer. Mr. Fischer was our Interim Chief Executive Officer from January 24, 2006 until his resignation on October 24, 2006. Mr. Fischer also resigned from the Board of Directors on October 24, 2006.

In addition to the requirements for independence contained in Nasdaq Marketplace Rule 4200, Nasdaq Marketplace Rule 4350(d) provides that members of the Audit Committee must meet the criteria for independence set forth in Section 10A(m) of the Exchange Act and the rules promulgated by the Commission thereunder  which provide that members of the Audit Committee may not be “affiliated persons” of the Company. Accordingly, the Board of Directors has determined that, in addition to Dr. Bodnar, Mr. Bonfield and Mr. Fischer during his time as Interim Chief Executive Officer, Carl C. Icahn and Alexander J. Denner do not satisfy the standards of independence necessary for appointment to the Audit Committee as Mr. Icahn may be deemed an affiliate of the Company through his beneficial ownership of approximately 13.47% of our common stock and Dr. Denner is a managing director of several investment funds affiliated with Mr. Icahn.

The Board of Directors has determined that all members of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee satisfy the standards of independence applicable to members of such committees established under applicable law and the Nasdaq listing rules.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

KPMG LLP served as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2005 and 2006. The aggregate fees for the fiscal years 2005 and 2006 for professional services rendered by KPMG LLP in connection with (a) the audits of the Company’s annual financial statements, management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting, (b) the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30, and September 30, 2005 and 2006 and (c) services provided in connection with statutory and regulatory filings or engagements, were $1,619,500 and $1,667,600, respectively.

Audit-Related Fees

In fiscal years 2005 and 2006, KPMG LLP billed $25,500 and $26,500, respectively, in audit-related fees relating to the audit of the financial statements of an employee benefit plan.

Tax Fees

KPMG LLP did not bill any fees for professional services in connection with tax services for fiscal years 2005 and 2006.

All Other Fees

KPMG LLP did not bill any fees for fiscal years 2005 and 2006 for other services rendered.

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

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description	Incorporated by Reference
3.1	Certificate of Incorporation, as amended through December 31, 1998	C(3.1)
3.2	Amendment dated June 4, 1999 to the Company’s Certificate of Incorporation, as amended	G(3.1A)
3.3	Amendment dated June 12, 2000 to the Company’s Certificate of Incorporation, as amended	I(3.1A)
3.4	Amendment dated August 9, 2002 to the Company’s Certificate of Incorporation, as amended	O(3.1C)
3.5	Amended and Restated By-Laws of the Company	X(3.1)
4.1	Rights Agreement dated as of February 15, 2002 between the Company and EquiServe Trust Company, N.A., as Rights Agent, as amended May 4, 2006	K(Ex-1,Ex-2)
4.2	Stockholder Agreement, dated as of September 19, 2001, among Bristol-Myers Squibb Company, Bristol-Myers Squibb Biologics Company and the Company	J(99.2D2)
4.3	Indenture dated as of May 7, 2004 by and between the Company and The Bank of New York, as Trustee and Form of 1 3 / 8% Convertible Notes Due 2024	T(4.5)
4.4	Registration Rights Agreement dated as of May 7, 2004 by and between the Company, as Issuer, and Morgan Stanley & Co., Incorporated and UBS Securities LLC, as the Initial Purchasers	T(4.6)
10.1	1996 Incentive Stock Option Plan, as amended	M(99.1)
10.2	1996 Non-Qualified Stock Option Plan, as amended	M(99.2)
10.3	ImClone Systems Incorporated 1998 Non-Qualified Stock Option Plan, as amended	M(99.2)
10.4	ImClone Systems Incorporated 2002 Stock Option Plan	O(99.8)
10.5	ImClone Systems Incorporated 1998 Employee Stock Purchase Plan	H(99.4)
10.6	Option Agreement, dated as of September 1, 1998, between the Company and Ron Martell	E(99.3)
10.7	License Agreement between the Company and the Regents of the University of California dated April 9, 1993	A(10.48)
10.8	License Agreement between the Company and Rhone-Poulenc Rorer dated June 13, 1994	B(10.56)
10.9	Development and License Agreement between the Company and Merck KGaA dated December 14, 1998	D(10.70)
10.10	Lease dated as of December 15, 1998 for the Company’s premises at 180 Varick Street, New York, New York	F(10.69)
10.11	Amendment dated March 2, 1999 to Development and License Agreement between the Company and Merck KGaA	F(10.71)
10.12	Acquisition Agreement dated as of September 19, 2001, among the Company, Bristol-Myers Squibb Company and Bristol-Myers Squibb Biologics Company	J(99.D1)

10.13	Development, Promotion, Distribution and Supply Agreement, dated as of September 19, 2001, among the Company, Bristol-Myers Squibb Company and E.R. Squibb & Sons, L.L.C.	J(99.D3)
10.14	Employment Agreement, dated as of March 19, 2004, between the Company and Daniel S. Lynch	S(10.1)
10.15	Agreement of Sublease dated October 5, 2001, by and between 325 Spring Street LLC and the Company	M(10.86)
10.16	Promissory Note in the principal amount of $10,000,000, dated October 5, 2001, executed by 325 Spring Street LLC in favor of the Company	M(10.86.1)
10.17	Amendment No. 1 to Development, Promotion, Distribution and Supply Agreement, dated as of March 5, 2002, among the Company, Bristol-Myers Squibb Company and E.R. Squibb & Sons, L.L.C.	L(99.2)
10.18	Amendment, dated as of August 16, 2001 to the Development and License Agreement between the Company and Merck KGaA	N(10.88)
10.19	Agreement of Sale and Purchase between Building Associates, LP and ImClone Systems Incorporated pertaining to 33 Chubb Way, Branchburg, New Jersey executed as of March 1, 2002	O(10.92)
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
10.38

Settlement Agreement, dated July 19, 2006, by and between ImClone Systems Incorporated and Merck KGaA, including an amendment to the Development and License Agreement between the Company and Merck KGaA, as amended

JJ(10.38)
10.39	ImClone Systems Incorporated 2006 Stock Incentive Plan	KK(10.39
10.40	Letter Agreement between the Company and UCB S.A. dated February 1, 2007	LL(10.40)
12.1	Calculation of Ratio of Earnings to Fixed Charges	KK(12.1)
21.1	Subsidiaries of the Company	KK(21.1)
23.1*	Consent of KPMG LLP, Independent Registered Public Accountants
31.1*	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(A)

Previously filed with the Commission; incorporated by reference to the Company’s Annual Report on Form 10-K, File No. 0-19612, for the fiscal year ended December 31, 1993. Confidential Treatment was granted for a portion of this Exhibit. Confidential portions were omitted and filed separately with the Commission as required by Rule 24b-2 of the Commission.

(B)	Previously filed with the Commission; incorporated by reference to the Company’s Annual Report on Form 10-K, File No. 0-19612, for the fiscal year ended December 31, 1994.
(C)	Previously filed with the Commission; incorporated by reference to the Company’s Quarterly Report on Form 10-Q, File No. 0-19612, for the quarter ended June 30, 1997.
(D)

Previously filed with the Commission; incorporated by reference to the Company’s Registration Statement on Form S-3, File No. 333-67335. Confidential treatment was granted for a portion of this Exhibit. Confidential portions were omitted and filed separately with the Commission as required by Rule 24b-2 of the Commission.

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
(N)

Previously filed with the Commission; incorporated by reference to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2001, and Confidential Treatment has been requested for a portion of this exhibit. Confidential portions were omitted and filed separately with the Commission as required by Rule 24b-2 of the Commission.

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
(AA)

Previously filed with the Commission, incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005. Confidential portions were omitted and filed separately with the Commission as required by Rule 24b-2 of the Commission.

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
(JJ)

Previously filed with the Commission; incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. Confidential portions were omitted and filed separately with the Commission as required by Rule 24b-2 of the Commission.

(KK)	Previously filed with the Commission; incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
(LL)	Previously filed with the Commission; incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMCLONE SYSTEMS INCORPORATED

Date: April 30, 2007	By:	/s/ ALEXANDER J. DENNER
Alexander J. Denner Executive Committee of the Board, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date
/s/ ALEXANDER J. DENNER	Executive Committee of the Board, Chairman	April 30, 2007
Alexander J. Denner	Director (Principal Executive Officer)
/s/ ANA I. STANCIC	Senior Vice President, Finance	April 30, 2007
Ana I. Stancic	(Principal Financial Officer)
/s/ ANDREW G. BODNAR	Director	April 30, 2007
Andrew G. Bodnar
/s/ ANDREW R. J. BONFIELD	Director	April 30, 2007
Andrew R. J. Bonfield
/s/ VINCENT T. DEVITA, JR.	Director	April 30, 2007
Vincent T. DeVita, Jr.
Director
Carl C. Icahn
/s/ PETER S. LIEBERT	Director	April 30, 2007
Peter S. Liebert
/s/ WILLIAM R. MILLER	Director	April 30, 2007
William R. Miller
/s/ RICHARD C. MULLIGAN	Director	April 30, 2007
Richard C. Mulligan
/s/ DAVID SIDRANSKY	Director	April 30, 2007
David Sidransky
/s/ CHARLES WOLER	Director	April 30, 2007
Charles Woler