Form 10-Q
period 2007-03-31
IMCLONE SYSTEMS INC
filed 2007-05-08
CIK 765258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2007
Common Stock, par value $0.001	85,632,793 Shares

IMCLONE SYSTEMS INCORPORATED

i

PART I. FINANCIAL INFORMATION

Item 1.                        Financial Statements

IMCLONE SYSTEMS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share and share data)
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$22,921	$20,568
Securities available for sale	1,047,096	1,023,609
Prepaid expenses	2,571	3,972
Amounts due from corporate partners	76,619	78,030
Inventories	112,534	102,215
Deferred income taxes, net	33,200	29,715
Other current assets	15,180	12,123
Total current assets	1,310,121	1,270,232
Property, plant and equipment, net	415,097	423,000
Deferred financing costs, net	7,890	8,818
Deferred income taxes, net	100,809	124,033
Other assets	13,171	13,753
Total assets	$1,847,088	$1,839,836
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including $2,836 and $4,765 due Bristol-Myers Squibb Company (“BMS”) at March 31, 2007 and December 31, 2006, respectively)	$21,951	$26,421
Accrued expenses (including $20,523 and $21,705 due BMS at March 31, 2007 and December 31, 2006, respectively)	62,644	69,080
Current portion of deferred revenue	134,674	142,013
Other current liabilities	4,265	1,418
Total current liabilities	223,534	238,932
Deferred revenue, less current portion	215,909	237,864
Long-term debt	600,000	600,000
Share-based compensation, less current portion	622	261
Other liabilities	3,259	3,130
Total liabilities	1,043,324	1,080,187
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 4,000,000 shares; reserved 1,200,000 series B participating cumulative preferred stock, none issued or outstanding	—	—
Common stock, $0.001 par value; authorized 200,000,000 shares; issued 86,514,434 and 86,143,604 at March 31, 2007 and December 31, 2006, respectively; outstanding 85,509,760 and 85,138,930 at March 31, 2007 and December 31, 2006, respectively	87	86
Additional paid-in capital	877,907	865,560
Accumulated deficit	(41,523)	(71,785)
Treasury stock, at cost 1,004,674 at March 31, 2007 and December 31, 2006, respectively	(29,149)	(29,149)
Accumulated other comprehensive loss:
Net unrealized loss on securities available for sale	(3,558)	(5,063)
Total stockholders’ equity	803,764	759,649
Total liabilities and stockholders’ equity	$1,847,088	$1,839,836

See accompanying notes to consolidated financial statements.

IMCLONE SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues:
Royalty revenue	$76,363	$60,270
License fees and milestone revenue	29,294	144,403
Manufacturing revenue	16,458	19,349
Collaborative agreement revenue	19,385	21,109
Total revenues	141,500	245,131
Operating expenses:
Research and development	34,875	32,993
Clinical and regulatory	13,808	15,081
Marketing, general and administrative	15,359	18,001
Royalty expense	16,786	20,066
Cost of manufacturing revenue	13,855	15,402
Total operating expenses	94,683	101,543
Operating income	46,817	143,588
Other (income) expense:
Interest income	(12,517)	(7,164)
Interest expense	2,972	1,462
Other income, net	(9,545)	(5,702)
Income before income taxes	56,362	149,290
Income tax provision (benefit)	27,607	(80,301)
Net income	$28,755	$229,591
Income per common share:
Basic	$0.34	$2.75
Diluted	$0.33	$2.51
Shares used in calculation of income per common share:
Basic	85,255	83,624
Diluted	92,364	91,817

See accompanying notes to consolidated financial statements.

IMCLONE SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$28,755	$229,591
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,834	3,069
Amortization of deferred financing costs	927	927
Share-based compensation	614	1,861
Tax benefit from share-based compensation	(7,033)	(31,601)
Loss on disposal of fixed assets	3,229	—
Deferred income taxes	19,739	(119,207)
Other	21	—
Changes in:
Prepaid expenses	1,401	1,890
Amounts due from corporate partners	1,411	(11,088)
Inventories	(10,319)	6,322
Other current assets	(3,057)	97
Other assets	537	430
Accounts payable	(4,470)	(15,985)
Accrued expenses	116	35,133
Share-based compensation	361	325
Other current liabilities	2,847	2,063
Deferred revenue	(29,294)	105,597
Other liabilities	129	177
Net cash provided by operating activities	13,748	209,601
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(3,135)	(16,414)
Purchases of securities available for sale	(470,432)	(101,923)
Proceeds from sale of securities available for sale	417,500	133,250
Proceeds from maturities of securities available for sale	30,950	5,475
Net cash (used in) provided by investing activities	(25,117)	20,388
Cash flows from financing activities:
Proceeds from exercise of stock options	6,512	10,613
Proceeds from issuance of common stock under the employee stock purchase plan	177	255
Tax benefit from share-based compensation	7,033	31,601
Net cash provided by financing activities	13,722	42,469
Net increase in cash and cash equivalents	2,353	272,458
Cash and cash equivalents at beginning of period	20,568	3,403
Cash and cash equivalents at end of period	$22,921	275,861
Supplemental cash flow information:
Cash paid for:
Income taxes	$2,210	$7
Non-cash investing and financing activity:
Change in net unrealized loss in securities available-for-sale	$(1,505)	$1,333

See accompanying notes to consolidated financial statements.

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)          Business Overview and Basis of Presentation

The accompanying consolidated financial statements of ImClone Systems Incorporated (“ImClone Systems” or the “Company”) as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 are unaudited. The accompanying unaudited consolidated balance sheets, statements of operations and statements of cash flows have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. The financial statements reflect all adjustments, consisting only of normal, recurring adjustments, which are in the opinion of management, necessary for a fair presentation for the interim periods. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and related revenue and expense accounts and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with GAAP. Actual results could differ materially from those estimates. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC.

The results of operations for the interim periods are not necessarily indicative of results to be expected for the entire fiscal year or any other period.

The Company is a biopharmaceutical company whose mission is to advance oncology care by developing and commercializing a portfolio of targeted treatments designed to address the medical needs of patients with cancer. Our commercially available product, ERBITUX® (cetuximab) binds specifically to epidermal growth factor receptor (EGFR, HER1, c-ErbB-1) on both normal and tumor cells, and competitively inhibits the binding of epidermal growth factor (EGF) and other ligands, such as transforming growth factor-alpha. We are conducting, and in some cases have completed, clinical studies evaluating ERBITUX for broader use in colorectal cancer, squamous cell carcinoma of the head and neck (“SCCHN”), for the potential treatment of lung and pancreatic cancers, as well as other potential indications. The Company does not operate separate lines of business or separate business entities and does not conduct any of its operations outside of the United States. Accordingly, the Company does not prepare discrete financial information with respect to separate product areas or by location and does not have separately reportable segments.

On February 12, 2004, the United States Food and Drug Administration (“FDA”) approved ERBITUX for use in combination with irinotecan in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are refractory to irinotecan-based chemotherapy and for use as a single agent in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are intolerant to irinotecan-based chemotherapy. In September 2005, Health Canada approved the use of ERBITUX for use in combination with irinotecan for the treatment of EGFR-expressing metastatic colorectal carcinoma in patients who are refractory to other irinotecan-based chemotherapy regimens and for use as a single agent for the treatment of EGFR expressing, metastatic colorectal carcinoma in patients who are intolerant to irinotecan-based chemotherapy. On March 1, 2006, the FDA approved ERBITUX for use in combination with radiation therapy for the treatment of locally or regionally advanced SCCHN and as a single agent in recurrent or metastatic SCCHN where prior platinum-based chemotherapy has failed.

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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

Impact of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Accounting for Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, and establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the requirements of SFAS 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits the measurement of certain financial instruments and certain other items at fair value. Entities may choose to measure eligible items at fair value at specified election dates, reporting unrealized gains and losses on such items at each subsequent reporting period. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the requirements of SFAS 159.

In December 2006, the FASB issued FASB Staff Position Issue No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP 00-19-2”). FSP 00-19-2 addresses an issuer’s accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” FSP 00-19-2 is effective immediately for registration payment arrangements and financial instruments subject to those arrangements that were entered into or modified subsequent to the issuance of FSP 00-19-2. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP 00-19-2, it is effective for financial statements issued for fiscal years beginning after December 15, 2006. The Company has adopted the provisions of FSP 00-19-2 as of

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

January 1, 2007, and has determined that it had no impact on our consolidated financial statements. See Note 10—“Long-term Debt” for additional information.

Comprehensive Income

The following table reconciles net income to comprehensive income: (in thousands)

	Three Months Ended March 31,
	2007	2006
Net income	$28,755	$229,591
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities during the period	1,505	(1,333)
Total other comprehensive income (loss)	1,505	(1,333)
Total comprehensive income	$30,260	$228,258

The tax (provision) benefit on the items included in other comprehensive loss assuming they were recognized in income would be approximately $(617,000) and $173,000 for the three months ended March 31, 2007 and 2006, respectively.

Fair Value of Financial Instruments

The fair value of the Company’s 1 3/8% convertible senior notes of $600.0 million was approximately $559.9 million and $545.6 million at March 31, 2007 and December 31, 2006, respectively, based on their quoted market price.

(2)          Inventories

Inventories are stated at the lower of cost, determined on the first-in-first-out method, or market. Inventories consist of the following: (in thousands)

	March 31, 2007	December 31, 2006
Raw materials and supplies	$15,223	$17,818
Work in process	89,406	79,048
Finished goods	7,905	5,349
Total	$112,534	$102,215

In June 2006, the Company began producing ERBITUX for commercial use at its multiple product manufacturing facility (“BB50”), located in Branchburg, New Jersey. The Company filed a supplemental Biological License Application with the FDA for approval of BB50 in April 2007. Until such time as the Company receives approval of BB50 from the FDA, the ERBITUX inventory produced in BB50 cannot be used for commercial distribution. Based on management’s current expectations, the Company expects that the costs of such inventory will be fully realizable once the Company obtains approval of BB50, which is anticipated in the second half of 2007. As of March 31, 2007, the Company has capitalized approximately $40.0 million related to the costs of producing ERBITUX in BB50. The Company will continue to

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

capitalize the costs of producing ERBITUX in BB50 as long as management can conclude that the costs of such inventory will be fully realizable in the future.

(3)          Property, Plant and Equipment

Property, plant and equipment are recorded at cost and consist of the following: (in thousands)

	March 31, 2007	December 31, 2006
Land	$4,899	$4,899
Building	281,559	281,556
Leasehold improvements	23,933	14,595
Machinery and equipment	169,560	164,869
Furniture and fixtures	6,690	6,368
Construction in progress	31,476	45,924
Total cost	518,117	518,211
Less accumulated depreciation	(103,020)	(95,211)
Property, plant and equipment, net	$415,097	$423,000

In the first quarter of 2007, the Company determined that it was not cost effective to develop its Spring Street facility to house its Research organization. As a result, the Company recorded a write-off of approximately $3.2 million related to design and engineering costs associated with this facility that were included in construction in progress as of December 31, 2006. This write-off is included in Research and Development expenses in the Company’s Statements of Operations for the three months ended March 31, 2007. The Company is in the process of evaluating alternative uses for this facility.

The process of preparing consolidated financial statements in accordance with GAAP requires the Company to evaluate the carrying values of its long-lived assets. The recoverability of the carrying values of long-lived assets depends on the Company’s ability to earn sufficient returns on ERBITUX. Other than the asset impairment discussed above, based on management’s current estimates, the Company expects to recover the carrying value of such assets.

(4)          Share-Based Compensation Plans

On February 15, 2007, the Company awarded 268,283 Restricted Stock Units (“RSU”) to its employees under its 2006 Stock Incentive Plan (the “06 Plan”). The grant date fair value of the Company’s RSU awards was calculated using the closing market price of the Company’s common stock as listed on the Nasdaq Global Select Market on February 15, 2007. The RSU vest 33 1/3% annually over the three-year vesting period.

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

RSU activity for the three months ended March 31, 2007 is summarized as follows:

	Number of Shares	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
			(in thousands)
Outstanding at December 31, 2006	—
Granted	268,283
Forfeitures	(6,255)
Outstanding at March 31, 2007	262,028	1.88	$10,683
Expected to vest	215,352	1.81	$8,780

The grant date fair value of the RSU was $29.60. The aggregate intrinsic value of RSU outstanding as of March 31, 2007 is calculated as the number of shares multiplied by the closing market price of our common stock at March 31, 2007, which was $40.77.

The Company recognized for the three months ended March 31, 2007 approximately $197,000 in share-based compensation expense, net of amounts capitalized, for RSU granted under the 06 Plan. As of March 31, 2007, there was $6.3 million of total unrecognized compensation cost related to the RSU. This amount assumes the Company’s expected forfeiture rate. That cost is expected to be recognized over a weighted average period of 2.9 years. The Company will utilize newly issued shares to satisfy the vesting of RSU.

In addition to the RSU discussed above, the Company also granted stock options for promotions and new hire grants. The activity related to stock options for the three months ended March 31, 2007 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2006	10,509,294	$38.55
Granted	141,400	$29.87
Exercised	(365,732)	$17.80
Forfeitures	(341,611)	$41.50
Outstanding at March 31, 2007	9,943,351	$39.09	5.91	$57,612
Vested and expected to vest	9,684,034	$39.25	5.82	$55,673
Exercisable at March 31, 2007	8,762,399	$39.88	5.48	$48,684

The weighted average fair value of options granted during the three months ended March 31, 2007 and 2006 was $13.13 and $15.20, respectively. The aggregate intrinsic value of options outstanding at March 31, 2007 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the 5,400,635 options that had exercise prices that were lower than the market price of our common stock at March 31, 2007. The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $5.8 million and $10.1 million, respectively, determined as of the date of exercise.

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

(5)          Income Per Common Share

Basic income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period increased to include all additional common shares that would have been outstanding assuming potentially dilutive common share equivalents had been issued. Dilutive common share equivalents include 1) the dilutive effect of in-the-money shares related to stock options, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an option, the average amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital, if any, when the option is exercised, are assumed to be used to repurchase shares in the current period and 2) the conversion of convertible debt which is calculated using an “if-converted” basis. In addition, in computing the dilutive effect of convertible debt, the numerator is adjusted to add back the after-tax amount of interest recognized in the period and 3) the dilutive effect of RSU which is calculated under the treasury stock method. Under the treasury stock method for RSU, the average amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital, if any are assumed to be used to repurchase shares in the current period. For the three months ended March 31, 2007 and 2006, there were an aggregate of 8,396,931 and 8,510,704, respectively, potential common shares excluded from the diluted income per share computation because their inclusion would have had an anti-dilutive effect.

Basic and diluted income per common share (EPS) were computed using the following: (in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
EPS Numerator—Basic:
Net income	$28,755	$229,591
EPS Denominator—Basic:
Weighted-average number of shares of common stock outstanding	85,255	83,624
EPS Numerator—Diluted:
Net income	$28,755	$229,591
Adjustment for interest, net of amounts capitalized and income tax effect	1,753	1,274
Net income, adjusted	$30,508	$230,865
EPS Denominator—Diluted:
Weighted-average number of shares of common stock outstanding	85,255	83,624
Effect of dilutive securities:
Stock options	766	1,857
Restricted stock units	7	—
Convertible subordinated notes	6,336	6,336
Dilutive potential common shares	7,109	8,193
Weighted-average common shares and dilutive potential common shares	92,364	91,817
Basic income per common share	$0.34	$2.75
Diluted income per common share	$0.33	$2.51

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

(6)   Taxes

The Company’s estimated annual effective operating income tax rate for 2007 is approximately 41%. Additionally, during the first quarter of 2007 the Company recognized a discrete charge of approximately $4.5 million related to certain tax return method changes filed as well as certain deferred tax charges.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions. The Company adopted the provisions of FIN 48 effective January 1, 2007, and as a result of the adoption the Company recorded a decrease to beginning accumulated deficit of approximately $1.5 million and an offsetting amount to additional paid-in capital. As of the adoption date, the Company has unrecognized tax benefits of approximately $38.3 million. Of this amount $36.1 million would impact the effective income tax rate. A portion of the $36.1 million if recognized could require additional valuation allowance to be recorded.

The Company recognizes both interest and penalties accrued related to unrecognized tax benefits as elements of income tax expense in the Consolidated Statements of Operations. As of the adoption date, the total amount of accrued interest and penalties is approximately $787,000. Additionally, during the three months ended March 31, 2007, the Company recorded approximately $365,000 of interest and penalties.

The Company is subject to United States federal income tax as well as income tax of multiple state jurisdictions. The statute of limitations on the Company’s federal income tax returns through 2002 has expired. The Company is currently under audit in the State of New Jersey for income tax years 2001 through 2004. The outcome of this audit is not expected to have a material impact on the Company’s results of operations or financial position. The statute of limitations on the Company’s New Jersey income tax returns through 2000 has expired.

(7)          Collaborative Agreements

(a)          Merck KGaA

The following represents an update of the Company’s contractual relationship with Merck KGaA during the quarter ended March 31, 2007. For a more detailed description of the Company’s contractual relationship, reference Note 10(a) of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

In July 2006, the Company and Merck KGaA entered into agreements amending and supplementing the 1998 development and license agreement. As part of the agreements, the Company consented to Merck KGaA’s sublicense of certain intellectual property rights relating to the development and commercialization of an anti-EGFR antibody to Takeda Pharmaceutical Company (“Takeda”). Merck KGaA and Takeda signed an alliance in September 2005 for the development and commercialization of matuzumab (EMD-72000), a humanized EGFR-targeting monoclonal antibody. In consideration for the Company’s consent, Merck KGaA agreed to pay the Company €2.5 million within 30 days of the execution of the agreements and a further €5.0 million within 30 days of the Company’s written consent to the sublicense. The Company received the first payment of €2.5 million in August 2006 and has deferred the revenue associated with this payment and is recognizing it over the estimated service period. The Company expects to give written consent to sublicense in the second quarter of 2007. In addition, Merck KGaA

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

agreed to increase its fixed royalty to 9.5% on net sales of ERBITUX outside the U.S. and Canada, effective July 1, 2006. The agreements also promote freedom to operate in the development and commercialization of matuzumab outside the United States and Canada and of IMC-11F8 (a fully-human EGFR-targeted IgG1 monoclonal antibody being developed by ImClone Systems) within the United States and Canada through the granting of certain reciprocal rights, including the sharing of confidential technical information. This is in addition to the exclusive rights held by the Company to develop and commercialize IMC-11F8 outside of the United States and Canada. The agreements do not extend to key intellectual property rights in the U.S. and Canada, where the Company and its partner BMS continue to hold exclusive licenses to key patents covering certain uses of EGFR-targeted monoclonal antibodies. The Company has a liability due Merck KGaA of approximately $58,000 as of March 31, 2007 and December 31, 2006.

(b)           Bristol-Myers Squibb Company

The following represents an update of the Company’s contractual relationship with BMS during the quarter ended March 31, 2007. For a more detailed description of the Company’s contractual relationship, reference Note 10(b) of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Development of the Product—The Company incurred approximately $3.0 million and $6.9 million pursuant to cost sharing agreements with BMS for the three months ended March 31, 2007 and 2006, respectively. The Company has also incurred $829,000 and $531,000 for the three months ended March 31, 2007 and 2006, respectively, related to the agreement with respect to development in Japan.

Stockholder Agreement

On April 25, 2007, the Company named Andrew R. J. Bonfield, current Chief Financial Officer of BMS, to the Company’s Board of Directors. Mr. Bonfield has served as Chief Financial Officer of BMS since September 2002.

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

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Collaborative Agreement Tables

Royalty revenue consists of the following: (in thousands)

	Three Months Ended March 31,
	2007	2006
BMS	$62,455	$53,832
Merck KGaA	13,862	6,276
Other	46	162
Total royalty revenue	$76,363	$60,270

License fees and milestone revenue consists of the following: (in thousands)

	Three Months Ended March 31,
	2007	2006
BMS:
ERBITUX license fee revenue	$29,176	$144,347
Merck KGaA:
ERBITUX license fee revenue	118	56
Total license fees and milestone revenue	$29,294	$144,403

Manufacturing revenue from corporate partners consists of the following: (in thousands)

	Three Months Ended March 31,
	2007	2006
BMS	$16,458	$16,631
Merck KGaA	—	2,718
Total manufacturing revenue	$16,458	$19,349

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Collaborative agreement revenue from partners consists of the following: (in thousands)

	Three Months Ended March 31,
	2007	2006
BMS:
ERBITUX supplied for clinical trials	$2,474	$3,382
ERBITUX clinical and regulatory expenses	3,761	3,369
ERBITUX marketing, general and administrative	258	251
ERBITUX royalty expenses	4,004	6,211
Total BMS	10,497	13,213
Merck KGaA:
ERBITUX supplied for clinical trials	7,713	5,437
ERBITUX marketing, general and administrative	62	63
ERBITUX royalty expenses	1,113	2,387
Total Merck KGaA	8,888	7,887
Other	—	9
Total collaborative agreement revenue	$19,385	$21,109

Amounts due from corporate partners consists of the following: (in thousands)

	March 31, 2007	December 31, 2006
BMS:
ERBITUX	$61,483	$64,991
Merck KGaA:
ERBITUX	15,136	13,039
Total amounts due from corporate partners	$76,619	$78,030

Deferred revenue consists of the following: (in thousands)

	March 31, 2007	December 31, 2006
BMS:
ERBITUX commercial agreement	$345,040	$374,215
Merck KGaA:
ERBITUX development and license agreement	5,543	5,662
Total deferred revenue	350,583	379,877
Less: current portion	(134,674)	(142,013)
Total long-term deferred revenue	$215,909	$237,864

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

(8)          Commitments and Contingencies

On October 28, 2003, a complaint was filed by Yeda Research and Development Company Ltd. (“Yeda”) against ImClone Systems and Aventis Pharmaceuticals, Inc. (“Aventis”) in the U.S. District Court for the Southern District of New York (03 CV 8484). This action did not seek damages, but rather alleged that three individuals associated with Yeda should also be named as co-inventors on U.S. Patent No. 6,217,866, which relates to the therapeutic use of EGFR antibodies (such as ERBITUX, the Company’s EGFR antibody product) in combination with chemotherapy. The Company has exclusively licensed this patent from Rhone-Poulenc Rorer Pharmaceuticals, now known as Sanofi-Aventis. On June 7, 2005, Yeda amended its U.S. complaint to seek sole inventorship of the subject patent. On November 4, 2005, the Court denied the Company’s motion for summary judgment with respect to this matter, as filed with the Court on June 24, 2005. At the same time, the Court granted summary judgment to Yeda dismissing two of ImClone’s affirmative defenses. A bench trial on the merits of Yeda’s complaint was held between June 5, 2006 and July 19, 2006. On September 18, 2006, the Court ruled in favor of Yeda by awarding it sole inventorship rights to the patent. The Company then appealed the Court’s decision to the Court of Appeals for the Federal Circuit. The appeal was docketed on October 5, 2006 (as No. 2007-1012). On March 16, 2007, the Company submitted its opening brief in the appeal. The Company, having had the advice of its patent counsel, believes the positions raised on appeal are sound, and it plans to vigorously pursue this appeal.

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

On March 25, 2004, an action was filed in the United Kingdom Patent Office entitled Referrer’s Statement requesting transfer of co-ownership and amendment of patent EP (UK) 0 667 165 to add three Yeda employees as inventors. Also on March 25, 2004, a German action entitled Legal Action was filed in the Munich District Court I, Patent Litigation Division, in which Yeda sought a 75% ownership interest in patent EP (DE) 0 667 165 based on its allegation that the inventorship on that patent was incorrect. The Company was not named as a party in these actions which relate to the European equivalent of U.S. Patent No. 6,217,866 discussed above. Accordingly, the Company has intervened in the U.K. and German actions. Yeda sought to amend its pleadings in the United Kingdom and Germany to seek sole inventorship and sole ownership. Following hearings, both the U.K. and German courts held that Yeda was not entitled to amend its pleadings. In the U.K., Yeda sought leave from the House of Lords to appeal the High Court’s decision, and such leave was granted in November 2006. In Germany, Yeda has appealed the lower court’s decision to the Higher Regional Court of Munich. Additionally, on or about March 25, 2005 and March 29,

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

2005, respectively, Yeda filed legal actions in Austria and France against both Aventis and ImClone Systems seeking full inventorship of EP (AU) 0 667 165 and EP (FR) 0 667 165, as well as payment of legal costs and fees. The Company, having had the advice of its patent counsel, believes there are sound defenses to these actions, and it presently plans to vigorously defend against the claims asserted. The Company is unable to predict the outcome of these actions at this time. In addition, in December 2002, Opposition Proceedings seeking to revoke the European patent discussed above were brought by the Scripps Research Institute, Amgen Inc., Abgenix, Inc., and YM Biosciences Inc. An Opposition Proceeding is an administrative process, the outcome of which may be that the European patent will be revoked. The Opposition Proceedings are suspended pending a final determination of the Yeda matter discussed above.

On May 4, 2004, a complaint was filed against the Company by Massachusetts Institute of Technology (“MIT”) and Repligen Corporation (“Repligen”) in the U.S. District Court for the District of Massachusetts (04-10884 RGS). This action alleges that ERBITUX infringes U.S. Patent No. 4,663,281, which is owned by MIT and exclusively licensed to Repligen and that the Company should therefore pay damages. On July 28, 2006, the Court denied the Company’s motion for summary judgment seeking to dismiss all claims on the basis that the patent rights at issue were exhausted as a matter of law and granted MIT and Repligen’s cross motion that their patent rights were not exhausted. On September 26, 2006, a hearing was held in response to a Motion for Sanctions filed by Repligen, which alleged that the Company’s counsel, Kenyon & Kenyon, and the Company acted improperly during and after the deposition of one of Repligen’s potential witnesses. Repligen seeks evidentiary sanctions which may limit the Company’s proofs on non-infringement issues, and the Court has raised the possibility that Kenyon & Kenyon may be disqualified from further representation of the Company in the case. The Company and Kenyon & Kenyon deny any improper conduct. The Court has not ruled on the motion, and it is not possible to predict what impact, if any, this collateral matter may have in the case. Upon a ruling by the Court, the case will proceed to trial on the merits of the Company’s other defenses. The Company, having had the advice of its patent counsel, believes that its defenses are sound, and it presently plans to vigorously defend against the claims asserted

On February 5, 2007, a complaint was filed against the Company by Abbott Laboratories (“Abbott”) in the U.S. District Court for the District of Massachusetts (07-cv-10216). This action alleges that the manufacture and sale of ERBITUX infringes U.S. Patent No. 5,665,578, which is owned by Abbott and that the Company should therefore pay damages. On April 24, 2007, the Company filed an answer to this complaint denying all claims. The Company, having had the advice of its patent counsel, believes that its defenses are sound, and it presently plans to vigorously defend against the claims asserted. The Company is unable to predict the outcome of this action at the present time.

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

In October 2001, the Company entered into a sublease (the “Sublease”) for a four-story building at 325 Spring Street, New York, New York, which includes approximately 100,000 square feet of usable

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

space. The Sublease has a term of 22 years, followed by two five-year renewal option periods. In order to induce the sublandlord to enter into the Sublease, the Company made a loan to the sublandlord in the principal amount of a $10.0 million note receivable, of which $8.2 million is outstanding as of March 31, 2007. The loan is secured by a leasehold mortgage on the prime lease as well as a collateral assignment of rents by the sublandlord. The loan is payable by the sublandlord over 20 years and bears interest at 5 1/2% in years one through five, 6 1/2% in years six through ten, 7 1/2% in years eleven through fifteen and 8 1/2% in years sixteen through twenty. In addition, the Company paid the owner a consent fee in the amount of $500,000. Effective March 1, 2005, the Company amended the Sublease to add an additional 6,500 square feet of space upon all the same terms and conditions set forth in the Sublease. In connection with this amendment, the Company paid an up-front fee of $1.7 million which is being amortized to lease expense over the respective term of the Sublease. The future minimum lease payments remaining at March 31, 2007, are approximately $45.9 million.

(9)          Employee Benefit Plans

Defined Contribution Plan

All employees of the Company who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan. The 401(k) plan allows eligible employees to defer up to 25 percent of their annual compensation, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. Under the 401(k) plan, the Company, at management’s discretion, may match employee contributions and/or make discretionary contributions. Neither the employee contributions nor voluntary matching contributions are invested in the Company’s securities. Total expense incurred by the Company was $646,000 and $681,000 for the three months ended March 31, 2007 and 2006, respectively.

(10) Long-term Debt

The Company’s long-term debt was $600.0 million at March 31, 2007 and December 31, 2006. For a more detailed description of the Company’s long-term debt, reference Note 8 to the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Under the Registration Rights Agreement for these convertible notes, the Company could be subject to liquidated damages if the effectiveness of the registration statement covering the convertible debt is not maintained at any time prior to the redemption of the convertible notes, the repayment of the convertible notes, or certain corporate events as defined in the convertible note agreement. The Company believes the likelihood of such an event occurring is remote and, as such we have not recorded a liability as of March 31, 2007. In the unlikely event that it becomes probable that we would have to pay liquidated damages under the Registration Rights Agreement, until a shelf registration statement covering the convertible debt is again effective, the potential liquidated damages would be 0.25% of the outstanding amount of notes for the first 90 days and 0.50% of the outstanding amount of notes thereafter. Such damages (i) would accrue only with respect to the shares of the Company’s common stock that were not already sold by the holder (using the registration statement or pursuant to SEC Rule 144) and that were not eligible for sale without a registration statement; (ii) would accrue only over the period during which the registration statement was not effective; and (iii) would be settled in cash in accordance with the terms of the Registration Rights Agreement.

ITEM 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is provided to further the reader’s understanding of the consolidated financial statements, financial condition and results of operations of ImClone Systems in this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the consolidated financial statements and the accompanying notes included in our filings with the SEC, including our 2006 Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risk and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below and under “Risk Factors” set forth in Part II- Item 1A and elsewhere in our 2006 Annual Report on Form 10-K.

OVERVIEW

ImClone Systems is a biopharmaceutical company whose mission is to advance oncology care by developing and commercializing a portfolio of targeted treatments designed to address the medical needs of patients with cancer. Our commercially available product, ERBITUX® (cetuximab) binds specifically to epidermal growth factor receptor (EGFR, HER1, c-ErbB-1) on both normal and tumor cells, and competitively inhibits the binding of epidermal growth factor (EGF) and other ligands, such as transforming growth factor-alpha. We are conducting, and in some cases have completed, clinical studies evaluating ERBITUX for broader use in colorectal cancer, for the potential treatment of lung and pancreatic cancers, as well as other potential indications.

On February 12, 2004, the United States Food and Drug Administration (“FDA”) approved ERBITUX for use in combination with irinotecan in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are refractory to irinotecan-based chemotherapy and for use as a single agent in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are intolerant to irinotecan-based chemotherapy. In September 2005, Health Canada approved the use of ERBITUX for use in combination with irinotecan for the treatment of EGFR-expressing metastatic colorectal carcinoma in patients who are refractory to other irinotecan-based chemotherapy regimens and for use as a single agent for the treatment of EGFR-expressing, metastatic colorectal carcinoma in patients who are intolerant to irinotecan-based chemotherapy. On March 1, 2006, the FDA approved ERBITUX for use in combination with radiation therapy for the treatment of locally or regionally advanced squamous cell carcinoma of the head and neck (“SCCHN”) and as a single agent in recurrent or metastatic SCCHN where prior platinum-based chemotherapy has failed. Please see full prescribing information, available at www.ERBITUX.com, for important safety information relating to ERBITUX, including boxed warnings.

On December 1, 2003, Swissmedic, the Swiss agency for therapeutic products, approved ERBITUX in Switzerland for the treatment of patients with colorectal cancer who no longer respond to standard chemotherapy treatment with irinotecan. Merck KGaA licensed the right to market ERBITUX outside the United States and Canada from the Company in 1998. In Japan, Merck KGaA has marketing rights to ERBITUX, which are co-exclusive to the co-development rights of the Company and Bristol-Myers Squibb (“BMS”). On June 30, 2004, Merck KGaA received marketing approval by the European Commission to sell ERBITUX for use in combination with irinotecan for the treatment of patients with EGFR-expressing metastatic colorectal cancer after failure of irinotecan including cytotoxic therapy. On December 22, 2005, Swissmedic approved ERBITUX in Switzerland in combination with radiation in the treatment of patients with previously untreated, advanced SCCHN. On April 3, 2006, Merck KGaA was granted marketing authorization by the European Commission to extend the use of ERBITUX, in combination with radiotherapy, to the treatment of patients with locally advanced SCCHN. In February 2007, an application was submitted with the Japanese Pharmaceuticals and Medical Devices Agency for the use of ERBITUX in treating patients with advanced colorectal cancer. ERBITUX is the first IgG1 monoclonal antibody that inhibits EGFR to be submitted for marketing authorization in Japan.

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

As a result of our substantial investment in research and development, we have incurred significant operating losses and have an accumulated deficit of approximately $41.5 million as of March 31, 2007. We anticipate that our accumulated deficit may continue to decrease in the future as we earn revenues on commercial sales of ERBITUX and generate net income. There is no assurance that we will be able to continue to successfully manufacture, market or commercialize ERBITUX or that potential customers will buy ERBITUX. We rely entirely on third-party manufacturers for filling and finishing services with respect to ERBITUX. If our current third-party manufacturers or critical raw material suppliers fail to meet our expectations, we cannot be assured that we will be able to enter into new agreements with other suppliers or third-party manufacturers without an adverse effect on our business.

HIGHLIGHTS AND OUTLOOK

A great deal of activity is taking place at ImClone and we expect that the level of activity will increase.

Our strategic focus consists of three key elements: (i) to maximize ERBITUX through insuring excellent commercialization and full clinical development, (ii) to develop our pipeline as aggressively as possible while considering some select partnering opportunities, and (iii) to invest in other key growth areas such as research and manufacturing. In addition, we are dedicated to addressing a number of specific issues at the Company including our BMS relationship, the search for a chief executive officer, ongoing litigation, and cutting costs and improving operational efficiency. In the last quarter, significant progress has been made in each of these areas.

The first quarter of 2007 has been marked by several decisions and milestones. We believe that the entirety of clinical data on EGFR antibodies that was released by the Company over the past few months establishes ERBITUX’s position as a drug with major clinical importance. Also, we were excited that two of the three trials that the American Association of Cancer Research chose to highlight at their annual meeting were ImClone trials. Importantly, we recently received FDA approval for use of ERBITUX in an additional dose configuration—the 100 mg vial - giving customers greater flexibility and convenience in drug preparation. In addition, in April 2007 we submitted a supplemental Biologics License Application (“sBLA”) seeking the approval of our manufacturing facility, BB50, as a second manufacturing source for ERBITUX.

With respect to our operating expenses, our goal is to continue to manage expenditures aggressively in areas where we can generate economies of scale and redirect our investment to areas that we believe will derive long-term benefit to our shareholders. Our primary emphases are to continue to invest in the development of ERBITUX, to actively develop our pipeline candidates and to strategically invest in our ability to reach our customer base.

With respect to our infrastructure, in the first quarter of this year we concluded that it would not be cost effective for us to develop the Spring Street facility in Manhattan as the headquarters for our research organization. As a result, we have expensed approximately $3.2 million of fixed assets related to this facility, in the first quarter of this year. This write-off is included in Research and Development expenses.

We are also making significant investments in our commercial and clinical capabilities. From a commercial perspective, in the first quarter of 2007 we made the strategic decision to expand our field force. Specifically, we added 27 oncology sales professionals to our existing 37 to make a total salesforce size of 64. With this increase in our sales force, it will now be possible for us to reach almost all prescribing medical oncologists, as well as those who influence the decision to use ERBITUX for approved indications. This expansion is currently underway and we expect to have the new organization fully trained and mobilized before the end of June 2007. We believe this expansion will generate a significant return for ERBITUX. From a clinical perspective, we have been spending considerable resources to expand and strengthen our Clinical Development, Medical Affairs, and Regulatory departments to accomplish several goals. First, we are developing coherent regulatory strategies to expand on ERBITUX’s current indications and to enable compendia listings. Secondly, we are developing a series of randomized, multicenter trials to quantify relevant activity with ERBITUX in other tumor types such as cancers of the rectum, bladder, prostate, esophagus, stomach, and others, as well as evaluating ERBITUX on less frequent dosing schedules.

We are enthusiastic about ImClone and are encouraged by the positive changes and the progress that has been made thus far in the areas noted above.

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

Revenues from license fees and milestone payments primarily consist of up-front license fees and milestone payments received under the Commercial Agreement with BMS, relating to ERBITUX, and milestone payments received under the development and license agreement with Merck KGaA. We recognize all non-refundable up-front license fees as revenues in accordance with the guidance provided in the SEC’s Staff Accounting Bulletin No. 104. Our most critical application of this policy, to date, relates to the $900.0 million in license fees received from BMS under the Commercial Agreement which are being deferred and recognized as revenue based upon the actual product clinical and development costs incurred since September 19, 2001 to date by BMS and ImClone as a percentage of the estimated total of such costs to be incurred over the 17-year term of the Commercial Agreement. The estimated total of such costs is based on the clinical development budget which establishes joint responsibilities that will be carried out by both the Company and BMS for certain clinical and other studies. Of the $900.0 million in payments received to date, $29.2 million was recognized as revenue in the first quarter of 2007 and $555.0 million from the commencement of the Commercial Agreement in 2001 through March 31, 2007. The methodology used to recognize deferred revenue involves a number of estimates and judgments, such as the estimate of total product clinical and development costs to be incurred under the Commercial Agreement. Changes in these estimates and judgments can have a significant effect on the size and timing of revenue recognition. In addition, if management had chosen a different methodology to recognize the license fee and milestone payments received under the Commercial Agreement, the Company’s financial position and results of operations could have differed materially. For example, if the Company were to recognize the revenues earned from the Commercial Agreement on a straight-line basis over the life of the agreement, the Company would have recognized approximately $16.0 million and $205.2 million as revenue in the first quarter of 2007 and from the commencement of the Commercial Agreement, respectively, through March 31, 2007. Management believes that the current methodology used to recognize revenues under the Commercial Agreement, which reflects the level of effort consistent with the product development activities, is the most appropriate methodology because it reflects the level of expenditure and activity in the period in which it is being spent as compared to the total expected expenditure over the life of the Commercial Agreement. This cost to cost approach is systematic and rational, it provides a factually supportable pattern to track progress, and is reflective of the level of effort, which varies over time.

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

Inventories—Our policy is to capitalize inventory costs associated with our products when, based on management’s judgment, future economic benefit is expected to be realized. Our accounting policy addresses the attributes that should be considered in evaluating whether the costs to manufacture a product have met the definition of an asset as stipulated in FASB Concepts Statement No. 6. If applicable, we assess the regulatory and approval process including any known constraints and impediments to approval. We also consider the shelf-life of the product in relation to the expected timeline for approval. We review our inventory for excess or obsolete inventory and write down obsolete or otherwise unmarketable inventory to its estimated net realizable value.

In June 2006, we began producing ERBITUX for commercial use at our BB50 manufacturing facility. We filed a sBLA with the FDA for approval of our BB50 facility in April 2007. Until such time as we receive approval of BB50 from the FDA, we will not be able to sell the ERBITUX inventory produced in BB50. Based on management’s current expectations, we expect that the costs of such inventory will be fully realizable once we obtain approval of BB50. Therefore, in June 2006 we began to capitalize the costs of producing ERBITUX in BB50 and will continue to do so, as long as we can conclude that the costs of such inventory will be fully realizable. As of March 31, 2007, we have capitalized approximately $40.0 million of inventory produced in BB50.

Litigation—The Company is currently involved in certain legal proceedings more fully described under Part II—Item 1—“Legal Proceedings” and as disclosed in the notes to the consolidated financial statements. As of March 31, 2007, we have not established a legal reserve in our financial statements because we do not believe that such a reserve is required to be established at this time, in accordance with Statement of Financial Standards No. 5. However, if in a future period, events in any such legal proceedings render it probable that a loss will be incurred, and if such loss is reasonably estimable at that time, we will establish such a reserve. Thus, it is possible that legal proceedings and settlements arising therefrom, if any, may have a material adverse impact on the operating results for that period, on our balance sheet or both.

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

Income Taxes—Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Significant estimates are required in determining our provision for income taxes. In 2006, we released a portion of our valuation allowance against our deferred tax assets. This partial release was based on revised expectations of our projected book and taxable income which caused us to conclude that it is more likely than not that a portion of the benefits of these deferred taxes would be realized. The financial projections supporting our conclusion to release a portion of our valuation allowance contain significant assumptions based on current facts about our market share and our competitive landscape. If such assumptions were to differ significantly, it may have a material impact on our ability to realize our deferred tax assets. We will continue to monitor our current performance and future financial projections, including market share and competitive landscape, in order to determine the effect on the valuation allowance.

Impact of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Accounting for Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, and establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the requirements of SFAS 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits the measurement of certain financial instruments and certain other items at fair value. Entities may choose to measure eligible items at fair value at specified election dates, reporting unrealized gains and losses on such items at each subsequent reporting period. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the requirements of SFAS 159.

RESULTS OF OPERATIONS

Selected financial and operating data for the three months ended March 31, 2007 and 2006 are as follows: (in thousands)

	Three Months Ended March 31,
	2007	2006	Variance
Results of Operations:
Royalty revenue	$76,363	$60,270	$16,093
License fees and milestone revenue	29,294	144,403	(115,109)
Manufacturing revenue	16,458	19,349	(2,891)
Collaborative agreement revenue	19,385	21,109	(1,724)
Total revenues	141,500	245,131	(103,631)
Research and development	34,875	32,993	1,882
Clinical and regulatory	13,808	15,081	(1,273)
Marketing, general and administrative	15,359	18,001	(2,642)
Royalty expense	16,786	20,066	(3,280)
Cost of manufacturing revenue	13,855	15,402	(1,547)
Total operating expenses	94,683	101,543	(6,860)
Operating income	$46,817	$143,588	$(96,771)

Three Months Ended March 31, 2007 and 2006

Revenues

Royalty Revenue

Royalty revenues consist primarily of royalty payments earned on the sales of ERBITUX by our partners, BMS and Merck KGaA. Under our agreement with BMS, we are entitled to royalty payments equal to 39% of BMS’s net sales of ERBITUX in the United States and Canada. Under our agreement with Merck KGaA, we were previously entitled to royalty payments based on a percentage of gross margin of Merck KGaA’s sales of ERBITUX outside the United States and Canada. Beginning in July 2006, we are entitled to 9.5% of Merck KGaA’s net sales outside of the United States and Canada.

In the first quarter of 2007, our royalty revenue increased by approximately $16.1 million, or 27%, from the comparable period in 2006 due to an increase in net sales of ERBITUX. In North America, in-market net sales by BMS in the first quarter of 2007 amounted to $160.1 million, an increase of $22.1 million, or 16%. Outside of North America, in-market net sales of ERBITUX by Merck KGaA in the first quarter of 2007 amounted to approximately $145.9 million, an increase of $56.1 million, or 62%, from the comparable period in 2006.

Royalty revenue in 2007 will continue to reflect 39% of BMS’ net sales and 9.5% of Merck KGaA’s net sales.

License Fees and Milestone Revenue

License fees and milestone revenues consist of the recognition of up-front license fees and milestone payments received under the Commercial Agreement with BMS and recognition of payments received under the development and license agreements with Merck KGaA. In the first quarter of 2007, total license fee and milestone revenue consisted of approximately $29.2 million earned from BMS and $118,000 from Merck KGaA, as compared to the same period on 2006 in which approximately $144.3 million was earned from BMS and $56,000 was earned from Merck KGaA.

The decrease of $115.1 million, or 80%, from the comparable period in 2006 is mainly due to the fact that in March 2006 we received the last milestone payment from BMS of $250.0 million, as a result of obtaining approval from the FDA for ERBITUX in the head and neck indication. The first quarter milestone revenue in 2006 contained a “catch-up” adjustment of approximately $112.7 million related to the actual product research and development costs incurred from inception through December 31, 2005 as a percentage of the estimated total costs to be incurred over the term of the Commercial Agreement.

We have updated our guidance on milestone revenues based on the most recent clinical budget for 2007 and we expect that milestone revenues will range between $115 million and $135 million.

Manufacturing Revenue

Manufacturing revenues consist of sales of ERBITUX to our corporate partners for commercial use. In accordance with the Commercial Agreement, we are contractually obligated to sell ERBITUX to BMS at our cost of production plus a 10% markup. We sell bulk inventory to Merck KGaA at our full absorption cost of production.

During the first quarter of 2007, volume purchases from BMS increased by 23% over the comparable period in 2006. The decrease in revenue is due to efficiencies in the manufacturing process of ERBITUX resulting in a decrease in the price we charge our partners for ERBITUX. In addition, there were no purchases of commercial product from Merck KGaA in the first quarter 2007 while there was $2.7 million of purchases from Merck KGaA in the first quarter of 2006.

Collaborative Agreement Revenue

Collaborative agreement revenue consists primarily of reimbursements from our partners BMS and Merck KGaA under our collaborative agreements. There are certain categories for which we receive reimbursement from our partners: the cost of ERBITUX supplied to our partners for use in clinical studies, clinical and regulatory expenses, certain marketing and administrative expenses, and a portion of royalty expense. During the first quarter of 2007, we earned approximately $19.4 million in collaborative agreement revenues, of which approximately $10.5 million was earned from BMS and $8.9 million was earned from Merck KGaA, as compared to $21.1 million earned in the comparable period in 2006, of which approximately $13.2 million was earned from BMS and $7.9 million was earned from Merck KGaA.

The decrease from the comparable period of $1.7 million, or 8%, is principally due to decreases in reimbursement for royalty expenses of $3.5 million primarily as a result of the fact that starting in the first quarter of 2007 the reimbursement rate from BMS for third party royalty expense decreased from 4.5% to 2.5% based on our contractual agreement, partly offset by increases in the reimbursement of clinical drugs of approximately $1.4 million and clinical and regulatory expenses of approximately $392,000 as compared to the same period in 2006.

Expenses

Research and Development

Research and development expenses include costs associated with our in-house research programs, product and process development expenses, cost to manufacture our product candidates for clinical studies, quality assurance and quality control infrastructure and costs of ERBITUX supplied to our corporate partners, BMS and Merck KGaA, for use in clinical studies. Research and development expenses also include our cost of inventory that is supplied to our partners for use in clinical studies that are reimbursable from our corporate partners. As a result, approximately $10.2 million and $8.8 million of costs representing research and development expenses in the first quarters of 2007 and 2006, respectively, were reimbursable and included under collaborative agreement revenue since they represent inventory supplied to our partners for use in clinical studies.

The increase from the comparable period of $1.9 million, or 6%, is primarily due to an increase in shipments of ERBITUX sold to our partners for clinical studies of approximately $4.0 million, the write-off of previously capitalized costs associated with the development of our Spring Street location of approximately $3.2 million, and approximately $1.3 million of additional depreciation expense due to the fact that we began to depreciate BB50 in June of 2006. These increases were partially offset by decreased costs for third-party clinical manufacturing of $2.2 million, $2.0 million related to reduced headcount and reductions in various other categories as a result of cost saving initiatives.

Clinical and Regulatory

Clinical and regulatory expenses consist of costs to conduct our clinical studies and associated regulatory activities. Clinical and regulatory expenses also include certain amounts that are reimbursable from our corporate partners. As a result, approximately $3.8 million and $3.4 million of the costs included in this category for the first quarters of 2007 and 2006, respectively, are reflected as revenues under collaborative agreement revenue since they represent costs that are reimbursable by our corporate partners.

Clinical and regulatory expenses in the first quarter of 2007 amounted to $13.8 million, a decrease of $1.3 million or 8% from the comparable period in 2006. The decrease is primarily due to a $3.9 million cost sharing liability due BMS, recorded in the first quarter of 2006, for ERBITUX clinical development costs in excess of the annual clinical budget. We do not have an obligation to reimburse BMS for clinical development costs in excess of the 2007 annual clinical budget. This decrease was partially offset by increased clinical trial expenses associated with ERBITUX and the Company’s pipeline products.

Marketing, General and Administrative

Marketing, general and administrative expenses include marketing and administrative personnel costs, including related facility costs, additional costs to develop internal marketing and field operations capabilities and expenses associated with applying for patent protection for our technology and products. Marketing, general and administrative expenses also include amounts reimbursable from our corporate partners. As a result, approximately $320,000 and $314,000 of costs representing marketing and general expenses in the first quarters of 2007 and 2006, respectively, were reimbursable and included in collaborative agreement revenue.

Marketing, general and administrative expenses in the first quarter of 2007 amounted to $15.4 million, a decrease of $2.6 million, or 15%, from the comparable period in 2006. Expenses in this category have decreased from the comparable period in 2006, mainly due to reduced headcount, which resulted in reduced salaries and benefits of $2.5 million, including $953,000 less stock-based compensation costs.

In the first quarter of 2007, we made the strategic decision to expand our field force. Specifically, we added 27 oncology sales professionals to our existing 37 to make a total salesforce size of 64. With this increase in our sales force it will now be possible for us to reach almost all prescribing medical oncologists, as well as those who influence the decision to use ERBITUX for approved indications. This expansion is currently underway and we expect to have the new organization fully trained and mobilized before the end of June 2007. We believe this expansion will generate a significant return for ERBITUX. Our decision to increase our field force will result in incremental expenses in 2007. The incremental investment in our field force, offset by our continued commitment to control other administrative expenses throughout the organization, is expected to result in an overall slight increase from 2006 in Marketing, general and administrative expenses.

Royalty Expense

Royalty expense consists of obligations related to certain licensing agreements related to ERBITUX. We are obligated to pay royalties of approximately 9.25% of North American net sales and a low single-digit royalty on net sales outside of North America, which will increase if net sales outside of North America consist of ERBITUX produced in the United States. In 2007, we received reimbursements from our corporate partners of 2.5% on North American net sales and a single-digit percentage on net sales outside of North America, which is reflected in collaborative agreement revenue. As a result, approximately $5.1 million and $8.6 million of royalty expense was reimbursable by our corporate partners and included as collaborative agreement revenue in the first quarters of 2007 and 2006, respectively.

In the first quarter of 2007, we incurred royalty expense of $16.8 million as compared to $20.1 million, a decrease of $3.3 million, or 16% from the comparable period in 2006. This decrease is primarily due to the fact that in the first quarter of 2006, we paid royalties of approximately 12.25% of North American net sales and effective in the second quarter of 2006, our obligation, as noted above decreased by 3%.

Cost of Manufacturing Revenue

We sell ERBITUX to BMS at our costs of production plus a 10% mark-up on bulk and to Merck KGaA at our cost of production. Therefore, depending on certain circumstances, such as the mix of demand from our partners and the costs of filling and finishing ERBITUX bulk (for which we do not charge a 10% markup when selling to BMS), we expect that our gross margins on sales of ERBITUX may fluctuate from quarter to quarter.

Cost of manufacturing revenue in the first quarter of 2007 amounted to $13.9 million representing a gross margin of approximately 16% compared to costs of manufacturing revenue in the comparable period of 2006 of approximately $15.4 million, or a gross margin of 20%.

Interest Income and Interest Expense

Interest income in the first quarter of 2007 amounted to $12.5 million, an increase of approximately $5.4 million or 75% from the comparable period in 2006. This increase is attributable to increases in interest rates and higher average balance of our investment portfolio from the comparable period in 2006 due primarily to the receipt of a $250 million milestone payment from BMS on March 31, 2006.

Interest expense in the first quarter of 2007 amounted to $3.0 million, an increase of $1.5 million or 103% from the comparable period in 2006. The increase is due to the fact that we finalized construction of our BB50 manufacturing facility in May 2006, and therefore, ceased capitalizing interest on the construction of this facility at that time.

Provision for Income Taxes

The Company’s estimated annual effective operating income tax rate for 2007 is approximately 41%. Additionally, during the first quarter of 2007 the Company recognized a discrete charge of approximately $4.5 million related to certain tax return method changes filed as well as certain deferred tax charges.

Net Income

We had net income of $28.8 million or $0.34 per basic common share and $0.33 per diluted common share for the first quarter of 2007, compared with net income of $229.6 million or $2.75 per basic common share and $2.51 per diluted common share for the comparable period in 2006. The fluctuation in results was due to the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, our principal sources of liquidity consisted of cash and cash equivalents and securities available for sale of approximately $1.1 billion. Historically, we have financed our operations through a variety of sources, most significantly through the issuance of public and private equity and convertible notes, license fees and milestone payments and reimbursements from our corporate partners. Since the approval of ERBITUX on February 12, 2004, we began to generate royalty revenue and manufacturing revenue from the commercial sale of ERBITUX by our corporate partners and we have generated income from operations since 2004. As we continue to generate income, our cash flows from operating activities are expected to increase as a source to fund our operations. Therefore, we anticipate that our future financial condition and our future operating performance will continue to experience significant changes and that past performance will not likely be indicative of our future performance.

SUMMARY OF CASH FLOWS

	Three Month ended
	March 31, 2007	March 31, 2006	Variance
Cash provided by (used in):
Operating activities	$13,748	$209,601	$(195,853)
Investing activities	(25,117)	20,388	(45,505)
Financing activities	13,722	42,469	(28,747)
Net increase in cash and cash equivalents	$2,353	$272,458	$(270,105)

Historically our cash flows from operating activities have fluctuated significantly due to the nature of our operations and the timing of our cash receipts. During the first quarter of 2007, we generated approximately $13.7 million in cash from operating activities, as compared to $209.6 million in the comparable period of 2006. The decrease in operating cash flows in the first quarter of 2007 is primarily due to the receipt of $250.0 million milestone payment from our corporate partner BMS in March 2006, as a result of obtaining approval from the FDA for ERBITUX in a second indication.

Our primary sources and uses of cash under investing activities consist of purchases and sales activity in our investment portfolio, which we manage based on our liquidity needs, possible business development transactions and amounts used for capital expenditures. During the first quarter of 2007, we used net cash from investing activities of $25.1 million comprised of approximately $3.1 million in acquisition of fixed assets, offset by net purchases of additional securities in our investment portfolio of $22.0 million. Since we generated positive cash flows from operating activities during the first quarter of 2007, we invested the excess cash in our investment portfolio.

Net cash flows generated in financing activities in 2007 were approximately $13.7 million, of which approximately $6.7 million of proceeds were generated from the exercise of stock options and sales under the Company’s employee stock purchase plan and $7.0 million was generated from tax benefits associated with equity net operating losses that will be taken as a reduction on our tax returns. In the first quarter of 2006, net cash flows generated in financing activities were approximately $42.5 million, of which approximately $10.9 million of proceeds were generated from the exercise of stock options and sales under the Company’s employee stock purchase plan and $31.6 million was generated from tax benefits associate with equity net operating losses that will be taken as a reduction on our tax returns.

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

The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of March 31, 2007: (in thousands, except interest rates)

	2007	2008	2009	2010	2011	2012 and Thereafter	Total	Fair Value
Fixed Rate	$189,900	$100,000	$85,170	$88,320	$—	$—	$463,390	$459,829
Average Interest Rate	3.52%	3.86%	4.75%	5.22%	—	—	4.14%
Variable Rate(1)	—	1,802	—	—	—	585,462	587,264	587,267
Average Interest Rate	—	5.70%	—	—	—	5.33%	5.33%
	$189,900	$101,802	$85,170	$88,320	$—	$585,462	$1,050,654	$1,047,096

(1)           These holdings primarily consist of U.S. corporate and foreign corporate floating rate notes. Interest on the securities is adjusted monthly, quarterly or semi-annually, depending on the instrument, using prevailing interest rates. These holdings are highly liquid and we consider the potential for loss of principal to be minimal

Our outstanding 1 3/8% fixed rate convertible senior notes in the principal amount of $600.0 million due May 15, 2024 are convertible into our common stock at a conversion price of $94.69 per share, subject to certain restrictions as outlined in the indenture agreement. The fair value of fixed interest rate instruments is affected by changes in interest rates and in the case of the convertible notes by changes in the price of our common stock as well. The fair value of the convertible senior notes was approximately $559.9 million at March 31, 2007.

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

Changes In Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.       Legal Proceedings

Intellectual Property Litigation

As previously reported, on October 28, 2003, a complaint was filed by Yeda Research and Development Company Ltd. (“Yeda”) against ImClone Systems and Aventis Pharmaceuticals, Inc. (“Aventis”) in the U.S. District Court for the Southern District of New York (03 CV 8484). This action did not seek damages, but rather alleged that three individuals associated with Yeda should also be named as co-inventors on U.S. Patent No. 6,217,866, which relates to the therapeutic use of EGFR antibodies (such as ERBITUX, the Company’s EGFR antibody product) in combination with chemotherapy. The Company has exclusively licensed this patent from Rhone-Poulenc Rorer Pharmaceuticals, now known as Sanofi-Aventis. On June 7, 2005, Yeda amended its U.S. complaint to seek sole inventorship of the subject patent. On November 4, 2005, the Court denied the Company’s motion for summary judgment with respect to this matter, as filed with the Court on June 24, 2005. At the same time, the Court granted summary judgment to Yeda dismissing two of ImClone’s affirmative defenses. A bench trial on the merits of Yeda’s complaint was held between June 5, 2006 and July 19, 2006. On September 18, 2006, the Court ruled in favor of Yeda by awarding it sole inventorship rights to the patent. The Company then appealed the Court’s decision to the Court of Appeals for the Federal Circuit. The appeal was docketed on October 5, 2006 (as No. 2007-1012). On March 16, 2007, the Company submitted its opening brief in the appeal. The Company, having had the advice of its patent counsel, believes the positions raised on appeal are sound, and it plans to vigorously pursue this appeal.

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

As previously reported, on March 25, 2004, an action was filed in the United Kingdom Patent Office entitled Referrer’s Statement requesting transfer of co-ownership and amendment of patent EP (UK) 0 667 165 to add three Yeda employees as inventors. Also on March 25, 2004, a German action entitled Legal Action was filed in the Munich District Court I, Patent Litigation Division, in which Yeda sought a 75% ownership interest in patent EP (DE) 0 667 165 based on its allegation that the inventorship on that patent was incorrect. The Company was not named as a party in these actions which relate to the European equivalent of U.S. Patent No. 6,217,866 discussed above. Accordingly, the Company intervened in the U.K. and German actions. Yeda sought to amend its pleadings in the United Kingdom and Germany to seek sole inventorship and sole ownership. Following hearings, both the U.K. and German courts held that Yeda was not entitled to amend its pleadings. In the U.K., Yeda sought leave from the House of Lords to appeal the High Court’s decision, and such leave was granted in November 2006. In Germany, Yeda has appealed the lower court’s decision to the Higher Regional Court of Munich. Additionally, on or about March 25, 2005 and March 29, 2005, respectively, Yeda filed legal actions in Austria and France against both Aventis and ImClone Systems seeking full inventorship of EP

(AU) 0 667 165 and EP (FR) 0 667 165, as well as payment of legal costs and fees. The Company, having had the advice of its patent counsel, believes there are sound defenses to these actions, and it presently plans to vigorously defend against the claims asserted. In addition, in December 2002, Opposition Proceedings seeking to revoke the European patent discussed above were brought by Scripps Research Institute, Amgen Inc., Abgenix, Inc., and YM Biosciences Inc. An Opposition Proceeding is an administrative process, the outcome of which may be that the European patent will be revoked. The Opposition Proceedings are suspended pending a final determination on the Yeda matter discussed above.

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

On February 5, 2007, a complaint was filed against the Company by Abbott Laboratories (“Abbott”) in the U.S. District Court for the District of Massachusetts (07-cv-10216). This action alleges that the manufacture and sale of ERBITUX infringes U.S. Patent No. 5,665,578, which is owned by Abbott and that the Company should therefore pay damages. On April 24, 2007, the Company filed an answer to this complaint denying all claims. The Company, having had the advice of its patent counsel, believes that its defenses are sound, and it presently plans to vigorously defend against the claims asserted. The Company is unable to predict the outcome of this action at the present time.

No reserve has been established in the financial statements for any of the items described above in this  Part II. Item 1- “Legal Proceedings, Intellectual Property Litigation” because the Company does not believe that such a reserve is required to be established at this time under Statement of Financial Accounting Standards No. 5. However, if in a future period, events in any such legal proceedings render it probable that a loss will be incurred and if such loss is reasonably estimable, the Company will establish such a reserve. Thus, it is possible that legal proceedings and settlements arising therefrom, if any, may have a material adverse impact on operating results for that period, on our balance sheet or both.

Item 1A.    Risk Factors

There have been no material changes to the risk factors as set forth in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2006.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.       Defaults upon Senior Securities

Not applicable

Item 4.       Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.       Other Information

On April 24, 2007, John A. Fazio resigned as a director of the Company, as disclosed in the Current Report on Form 8-K dated April 26, 2007, and as further described in the amended Annual Report filed on Form 10-K/A dated April 30, 2007. Mr. Fazio was the Chairman of the Company’s Audit Committee.

Item 6.       Exhibits

Exhibit No.	Description
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMCLONE SYSTEMS INCORPORATED (Registrant)
	By:	/s/ ALEXANDER J. DENNER
Alexander J. Denner
Executive Committee of the Board, Chairman
Principal Executive Officer
Date: May 8, 2007
	By:	/s/ ANA I. STANCIC
Ana I. Stancic
Senior Vice President, Finance
Principal Financial Officer
Date: May 8, 2007