Form 10-Q
period 2007-06-30
IMCLONE SYSTEMS INC
filed 2007-08-09
CIK 765258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 1, 2007
Common Stock, par value $0.001	85,899,687 Shares

IMCLONE SYSTEMS INCORPORATED
INDEX

i

PART I. FINANCIAL INFORMATION

Item 1.                        Financial Statements

IMCLONE SYSTEMS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share and share data)
(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$56,929	$20,568
Securities available for sale	1,051,305	1,023,609
Prepaid expenses	4,353	3,972
Amounts due from corporate partners	85,585	78,030
Inventories	123,254	102,215
Deferred income taxes, net	30,878	29,715
Other current assets	13,791	12,123
Total current assets	1,366,095	1,270,232
Property, plant and equipment, net	409,584	423,000
Deferred financing costs, net	6,962	8,818
Deferred income taxes, net	91,576	124,033
Other assets	12,896	13,753
Total assets	$1,887,113	$1,839,836
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including $5,413 and $4,765 due Bristol-Myers Squibb Company (“BMS”) at June 30, 2007 and December 31, 2006, respectively)	$28,642	$26,421
Accrued expenses (including $21,808 and $21,705 due BMS at June 30, 2007 and December 31, 2006, respectively)	84,694	69,080
Current portion of deferred revenue	136,185	142,013
Other current liabilities	2,130	1,418
Total current liabilities	251,651	238,932
Deferred revenue, less current portion	180,954	237,864
Long-term debt	600,000	600,000
Share based compensation, less current portion	607	261
Other liabilities	3,383	3,130
Total liabilities	1,036,595	1,080,187
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 4,000,000 shares; reserved 1,200,000 series B participating cumulative preferred stock, none issued or outstanding	—	—
Common stock, $0.001 par value; authorized 200,000,000 shares; issued 86,881,523 and 86,143,604 at June 30, 2007 and December 31, 2006, respectively; outstanding 85,876,849 and 85,138,930 at June 30, 2007 and December 31, 2006, respectively	87	86
Additional paid-in capital	892,801	865,560
Accumulated deficit	(9,618)	(71,785)
Treasury stock, at cost; 1,004,674 at June 30, 2007 and December 31, 2006, respectively	(29,149)	(29,149)
Accumulated other comprehensive loss:
Net unrealized loss on securities available for sale	(3,603)	(5,063)
Total stockholders’ equity	850,518	759,649
Total liabilities and stockholders’ equity	$1,887,113	$1,839,836

See accompanying notes to consolidated financial statements.

IMCLONE SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Revenues:
Royalty revenue	$78,144	$74,614	$154,507	$134,884
License fees and milestone revenue	33,445	33,456	62,739	177,859
Manufacturing revenue	23,025	28,356	39,483	47,705
Collaborative agreement revenue	15,818	13,430	35,203	34,539
Total revenues	150,432	149,856	291,932	394,987
Operating expenses:
Research and development	33,723	27,583	68,598	60,576
Clinical and regulatory	14,820	14,929	28,628	30,010
Marketing, general and administrative	18,567	22,963	33,926	40,964
Royalty expense	18,988	18,414	35,774	38,480
Cost of manufacturing revenue	22,999	26,877	36,854	42,279
Total operating expenses	109,097	110,766	203,780	212,309
Operating income	41,335	39,090	88,152	182,678
Other (income) expense:
Interest income	(13,317)	(10,222)	(25,834)	(17,386)
Interest expense	2,990	1,914	5,962	3,376
Other income, net	(10,327)	(8,308)	(19,872)	(14,010)
Income before income taxes	51,662	47,398	108,024	196,688
Income tax provision (benefit)	19,757	10,189	47,364	(70,112)
Net income	$31,905	$37,209	$60,660	$266,800
Income per common share:
Basic	$0.37	$0.44	$0.71	$3.18
Diluted	$0.36	$0.42	$0.69	$2.93
Shares used in calculation of income per common share:
Basic	85,726	84,072	85,492	83,849
Diluted	93,212	92,184	92,790	92,001

See accompanying notes to consolidated financial statements.

IMCLONE SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$60,660	$266,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,591	14,573
Amortization of deferred financing costs	1,856	1,856
Share-based compensation	2,494	3,965
Tax benefit from share-based compensation	(10,946)	(48,495)
Loss on disposal of fixed assets	3,582	—
Deferred income taxes	31,294	(129,444)
Other	20	—
Changes in:
Prepaid expenses	(381)	(3,783)
Amounts due from corporate partners	(7,555)	(30,730)
Inventories	(21,039)	14,713
Other current assets	(1,668)	(1,856)
Other assets	787	(9,934)
Accounts payable	2,221	(3,069)
Accrued expenses	25,597	64,099
Share-based compensation, less current portion	346	868
Other current liabilities	712	—
Withholding tax liability	—	(31,736)
Deferred revenue	(62,738)	72,141
Other liabilities	253	340
Net cash provided by operating activities	41,086	180,308
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(5,707)	(32,450)
Purchases of securities available for sale	(884,336)	(741,409)
Proceeds from sale of securities available for sale	746,325	546,370
Proceeds from maturities of securities available for sale	111,775	8,325
Net cash used in investing activities	(31,943)	(219,164)
Cash flows from financing activities:
Proceeds from exercise of stock options	15,930	12,593
Proceeds from issuance of common stock under the employee stock purchase plan	342	460
Tax benefit from share-based compensation	10,946	48,495
Net cash provided by financing activities	27,218	61,548
Net increase in cash and cash equivalents	36,361	22,692
Cash and cash equivalents at beginning of period	20,568	3,403
Cash and cash equivalents at end of period	$56,929	$26,095
Supplemental cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$4,106	$1,519
Income taxes	$2,875	$2,408
Non-cash investing and financing activity:
Change in net unrealized loss in securities available-for-sale	$(1,460)	$2,003

See accompanying notes to consolidated financial statements.

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)   Business Overview and Basis of Presentation

The accompanying consolidated financial statements of ImClone Systems Incorporated (“ImClone Systems” or the “Company”) as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 are unaudited. The accompanying unaudited consolidated balance sheets, statements of income and statements of cash flows have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. The financial statements reflect all adjustments, consisting only of normal, recurring adjustments, which are in the opinion of management, necessary for a fair presentation for the interim periods. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and related revenue and expense accounts and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with GAAP. Actual results could differ materially from those estimates. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC.

The results of operations for the interim periods are not necessarily indicative of results to be expected for the entire fiscal year or any other period.

The Company is a biopharmaceutical company whose mission is to advance oncology care by developing and commercializing a portfolio of targeted treatments designated to address the medical need of patients with cancer. Our commercially available product, ERBITUX® (cetuximab) binds specifically to epidermal growth factor receptor (EGFR, HER1, c-ErbB-1) on both normal and tumor cells, and competitively inhibits the binding of epidermal growth factor (EGF) and other ligands, such as transforming growth factor-alpha. We are conducting, and in some cases have completed, clinical studies evaluating ERBITUX® for broader use in colorectal cancer, squamous cell carcinoma of the head and neck (“SCCHN”), for the potential treatment of lung and pancreatic cancers, as well as other potential indications. The Company does not operate separate lines of business or separate business entities and does not conduct any of its operations outside the United States. Accordingly, the Company does not prepare discrete financial information with respect to separate product areas or by location and does not have separately reportable segments.

Impact of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Accounting for Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, and establishes a framework for measuring fair value in accordance with GAAP, and expands disclosure about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the requirements of SFAS 157.

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

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the requirements of SFAS 159.

In June 2007, the Emerging Issues Task Force reached a consensus on Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Good or Services to Be Used in Future Research and Development Activities.” This Issue requires that nonrefundable advance payments for research and development activities be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed or when the goods or services are no longer expected to be provided. This Issue will be effective for fiscal years beginning after December 15, 2007, and earlier adoption is not permitted. This consensus is to be applied prospectively for new contracts entered into after that date. The Company is currently evaluating the potential impact of this consensus on its consolidated financial statements.

Comprehensive Income

The following table reconciles net income to comprehensive income: (in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Net income	$31,905	$37,209	$60,660	$266,800
Other comprehensive (loss) income:
Unrealized gain (loss) on marketable securities during the period	(45)	(670)	1,460	(2,003)
Total other comprehensive (loss) income	(45)	(670)	1,460	(2,003)
Total comprehensive income	$31,860	$36,539	$62,120	$264,797

The tax benefit (provision) on the items included in other comprehensive (loss) income assuming they were recognized in income would be approximately $40,000 and $126,000 for the three months ended June 30, 2007 and 2006, respectively, and $(577,000) and $299,000 for the six months ended June 30, 2007 and 2006, respectively.

Fair Value of Financial Instruments

The fair value of the Company’s 1 3/8% convertible senior notes of $600.0 million was approximately $559.9 million and $545.6 million at June 30, 2007 and December 31, 2006, respectively, based on their quoted market price.

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(2)   Inventories

Inventories are stated at the lower of cost, determined on the first-in-first-out method, or market. Inventories consist of the following: (in thousands)

	June 30, 2007	December 31, 2006
Raw materials and supplies	$16,393	$17,818
Work in process	93,870	79,048
Finished goods	12,991	5,349
Total	$123,254	$102,215

In June 2006, the Company began producing ERBITUX® for commercial use at its multiple product manufacturing facility (“BB50”), located in Branchburg, New Jersey. The Company filed a supplemental Biologics License Application with the FDA for approval of BB50 in April 2007. Until such time as the Company receives approval of BB50 from the FDA, the ERBITUX® inventory produced in BB50 cannot be used for commercial distribution. Based on management’s current expectations, the costs of such inventory will be fully realizable once the Company obtains approval of BB50, which is anticipated in the second half of 2007. As of June 30, 2007, the Company has capitalized approximately $55.6 million related to the costs of producing ERBITUX® in BB50. The Company will continue to capitalize the costs of producing ERBITUX® in BB50 as long as management can conclude that the costs of such inventory will be fully realizable in the future.

(3)   Property, Plant and Equipment

Property, plant and equipment are recorded at cost and consist of the following: (in thousands)

	June 30, 2007	December 31, 2006
Land	$4,899	$4,899
Building	282,714	281,556
Leasehold improvements	24,043	14,595
Machinery and equipment	171,024	164,869
Furniture and fixtures	6,694	6,368
Construction in progress	30,768	45,924
Total cost	520,142	518,211
Less accumulated depreciation	(110,558)	(95,211)
Property, plant and equipment, net	$409,584	$423,000

In the first quarter of 2007, the Company determined that it was not cost effective to develop its Spring Street facility to house its Research organization. As a result, the Company recorded a write-off of approximately $3.4 million related to design and engineering costs associated with this facility that were included in construction in progress as of December 31, 2006. This write-off is included in Research and Development expenses in the Company’s Statement of Income for the six months ended June 30, 2007. The Company is in the process of evaluating alternative uses for this facility.

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The process of preparing consolidated financial statements in accordance with GAAP requires the Company to evaluate the carrying values of its long-lived assets. The recoverability of the carrying values of long-lived assets depends on the Company’s ability to earn sufficient returns on ERBITUX®. Other than the asset impairment discussed above, based on management’s current estimates, the Company expects to recover the carrying value of such assets.

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

RSU activity for the six months ended June 30, 2007 is summarized as follows:

	Number of Shares	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	—
Granted	268,283
Forfeitures	(22,103)
Outstanding at June 30, 2007	246,180	1.63	$8,705
Expected to vest	202,323	1.63	$7,154

The grant date fair value of the RSU was $29.60. The aggregate intrinsic value of RSU outstanding as of June 30, 2007 is calculated as the number of shares multiplied by the closing market price of our common stock on that date, which was $35.36.

The Company recognized for the three and six months ended June 30, 2007 approximately $382,000 and $579,000, respectively, in share-based compensation expense, net of amounts capitalized, for RSU granted under the 06 Plan. As of June 30, 2007, there was $5.3 million of total unrecognized compensation cost related to the RSU. This amount considers the Company’s expected forfeiture rate. That cost is expected to be recognized over a weighted average period of 2.6 years. The Company will utilize newly issued shares to satisfy the vesting of RSU.

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In addition to the RSU discussed above, the Company also granted stock options for promotions and new hire grants. The activity related to stock options for the six months ended June 30, 2007 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	10,509,294	$38.55
Granted	336,000	$36.40
Exercised	(727,313)	$21.90
Forfeitures	(565,942)	$45.24
Outstanding at June 30, 2007	9,552,039	$39.35	5.77	$29,907
Vested and expected to vest	9,306,537	$39.48	5.67	$29,304
Exercisable at June 30, 2007	8,281,273	$40.12	5.28	$26,957

The weighted average fair value of options granted during the three months ended June 30, 2007 and 2006 was $17.28 and $12.26, respectively. The weighted average fair value of options granted during the six months ended June 30, 2007 and 2006 was $15.53 and $14.82, respectively. The aggregate intrinsic value of options outstanding at June 30, 2007 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the 3,459,821 options that had exercise prices that were lower than the market price of our common stock at June 30, 2007. The total intrinsic value of options exercised during the three months ended June 30, 2007 and 2006 was $5.6 million and $3.2 million, respectively, determined as of the date of exercise. The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $11.4 million and $13.2 million, respectively, determined as of the date of exercise.

(5)   Income Per Common Share

Basic income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period increased to include all additional common shares that would have been outstanding assuming potentially dilutive common share equivalents had been issued. Dilutive common share equivalents include 1) the dilutive effect of in-the-money shares related to stock options, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an option, the average amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital, if any, when the option is exercised, are assumed to be used to repurchase shares in the current period and 2) the conversion of convertible debt which is calculated using an “if-converted” basis. In addition, in computing the dilutive effect of convertible debt, the numerator is adjusted to add back the after-tax amount of interest recognized in the period and 3) the dilutive effect of RSU which is calculated under the treasury stock method. Under the treasury stock method for RSU, the average amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of tax benefits that

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

would be recorded in additional paid-in capital, if any, are assumed to be used to repurchase shares in the current period. For the three months ended June 30, 2007 and 2006, there were an aggregate of 5,694,000 and 8,080,000, respectively, potential common shares excluded from the diluted income per share computation because their inclusion would have had an anti-dilutive effect. For the six months ended June 30, 2007 and 2006, there were an aggregate of 7,045,000 and 8,295,000, respectively, potential common shares excluded from the diluted income per share computation because their inclusion would have had an anti-dilutive effect.

Basic and diluted income per common share (EPS) were computed using the following: (in thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
EPS Numerator—Basic:
Net Income	$31,905	$37,209	$60,660	$266,800
EPS Denominator—Basic:
Weighted-average number of shares of common stock outstanding	85,726	84,072	85,492	83,849
EPS Numerator—Diluted:
Net Income	$31,905	$37,209	$60,660	$266,800
Adjustment for interest, net of amounts capitalized and income tax effect	1,854	1,597	3,607	2,871
Net income, adjusted	$33,759	$38,806	$64,267	$269,671
EPS Denominator—Diluted:
Weighted-average number of shares of common stock outstanding	85,726	84,072	85,492	83,849
Effect of dilutive securities:
Stock options	1,067	1,776	917	1,816
Restricted stock units	83	—	45	—
Convertible subordinated notes	6,336	6,336	6,336	6,336
Dilutive potential common shares	7,486	8,112	7,298	8,152
Weighted-average common shares and dilutive potential common shares	93,212	92,184	92,790	92,001
Basic income per common share	$0.37	$0.44	$0.71	$3.18
Diluted income per common share	$0.36	$0.42	$0.69	$2.93

(6)   Taxes

The Company’s annual effective income tax rate for 2007 is expected to be approximately 42%, which is inclusive of discrete items recorded through the six months ended June 30, 2007. The difference between the statutory rate and the Company’s expected annual effective income tax rate primarily relates to state taxes. Actual cash tax payments in 2007 are estimated to be approximately $3.0 million.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions. The

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Company adopted the provisions of FIN 48 effective January 1, 2007, and as a result of the adoption the Company recorded a decrease to beginning accumulated deficit of approximately $1.5 million and an offsetting amount to additional paid-in capital. As of the adoption date, the Company had unrecognized tax benefits of approximately $38.3 million. Of this amount $36.1 million would impact the effective income tax rate. A portion of the $36.1 million if recognized could require additional valuation allowance to be recorded.

The Company recognizes both interest and penalties accrued related to unrecognized tax benefits as elements of income tax expense in the Consolidated Statements of Income. As of the adoption date, the total amount of accrued interest and penalties was approximately $787,000. Additionally, during the three and six months ended June 30, 2007, the Company recorded approximately $262,000 and $627,000, respectively, of interest and penalties.

The Company is subject to United States federal income tax as well as income tax of multiple state jurisdictions. The statute of limitations on the Company’s federal income tax returns through 2002 has expired. The Company recently concluded a New Jersey State audit for income tax years 2001 through 2004. The outcome of this audit did not have a material impact on the Company’s results of operations or financial position. The statute of limitations on the Company’s New Jersey income tax returns through 2000 has expired.

(7)   Collaborative Agreements

The following represents an update of the Company’s contractual relationship with Merck KGaA and BMS during the six months ended June 30, 2007. For a more detailed description of the Company’s contractual agreements with our partners Merck KGaA and BMS, reference Note 10(a) of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

(a) Merck KGaA

In July 2006, the Company and Merck KGaA entered into agreements amending and supplementing the 1998 development and license agreement. As part of the agreements, the Company consented to Merck KGaA’s sublicense of certain intellectual property rights relating to the development and commercialization of an anti-EGFR antibody to Takeda Pharmaceutical Company (“Takeda”). Merck KGaA and Takeda signed an alliance in September 2005 for the development and commercialization of matuzumab (EMD-72000), a humanized EGFR-targeting monoclonal antibody. In consideration for the Company’s consent, Merck KGaA agreed to pay the Company € 2.5 million within 30 days of the execution of the agreements and a further € 5.0 million within 30 days of the Company’s written consent to the sublicense. The Company received the first payment of € 2.5 million in August 2006 and has deferred the revenue associated with this payment and is recognizing it over the estimated service period. In July 2007, the Company gave written consent to sublicense and became entitled to the additional € 5.0 million payment, which it expects to receive in August 2007. The Company has a liability due Merck KGaA of approximately $58,000 as of June 30, 2007 and December 31, 2006.

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b) Bristol-Myers Squibb Company

In July 2007, the Company and BMS amended the terms of their agreement for the codevelopment and copromotion of ERBITUX® in North America. Under this amendment, the companies have jointly agreed to expand the investment in the ongoing clinical development plan for ERBITUX® by up to several hundred million dollars. Development costs, up to a threshold value, will be the sole responsibility of BMS; costs in excess of this threshold will be shared by both companies according to a pre-determined ratio. With this additional funding, the companies will further explore the use of ERBITUX® in additional tumor types including brain, breast, bladder, gastric, lung, pancreas and prostate.

The Company is currently analyzing if the amendment to the BMS agreement, which will be reflected prospectively, will impact its financial statements.

Development of the Product—The Company incurred approximately $4.3 million and $6.7 million pursuant to cost sharing agreements with BMS for the three months ended June 30, 2007 and 2006, respectively and $7.3 million and $13.6 million for the six months ended June 30, 2007 and 2006, respectively. The Company has also incurred $436,000 and $662,000 for the three months ended June 30, 2007 and 2006, respectively, and $1.3 million and $1.2 million for the six months ended June 30, 2007 and 2006, respectively, related to the agreement with respect to development in Japan.

Stockholder Agreement

On April 25, 2007, the Company named Andrew R. J. Bonfield, current Chief Financial Officer of BMS, to the Company’s Board of Directors. Mr. Bonfield has served as Chief Financial Officer of BMS since September 2002. On May 7, 2007, Andrew G. Bodnar, M.D., J.D., a BMS-appointed director resigned from the Company’s Board of Directors.

Collaborative Agreement Tables

Royalty revenue consists of the following: (in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
BMS	$63,215	$67,226	$125,670	$121,058
Merck KGaA	14,929	7,337	28,791	13,613
Other	—	51	46	213
Total royalty revenue	$78,144	$74,614	$154,507	$134,884

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

License fees and milestone revenue consists of the following: (in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
BMS:
ERBITUX® license fee revenue	$33,326	$33,401	$62,502	$177,748
Merck KGaA:
ERBITUX® license fee revenue	119	55	237	111
Total license fees and milestone revenue	$33,445	$33,456	$62,739	$177,859

Manufacturing revenue from corporate partners consists of the following: (in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
BMS	$20,400	$27,605	$36,858	$44,236
Merck KGaA	2,625	751	2,625	3,469
Total manufacturing revenue	$23,025	$28,356	$39,483	$47,705

Collaborative agreement revenue from partners consists of the following: (in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
BMS:
ERBITUX® supplied for clinical trials	$2,665	$1,011	$5,139	$4,393
ERBITUX® clinical and regulatory expenses	3,629	2,773	7,390	6,142
ERBITUX® marketing, general and administrative	233	300	491	551
ERBITUX® royalty expenses	4,052	7,757	8,056	13,968
Total BMS	10,579	11,841	21,076	25,054
Merck KGaA:
ERBITUX® supplied for clinical trials	1,949	127	9,662	5,564
ERBITUX® marketing, general and administrative	26	36	88	99
ERBITUX® royalty expenses	2,664	1,419	3,777	3,806
Total Merck KGaA	4,639	1,582	13,527	9,469
Other	600	7	600	16
Total collaborative agreement revenue	$15,818	$13,430	$35,203	$34,539

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Amounts due from corporate partners consists of the following: (in thousands)

	June 30, 2007	December 31, 2006
BMS:
ERBITUX®	$63,341	$64,991
Merck KGaA:
ERBITUX®	22,244	13,039
Total amounts due from corporate partners	$85,585	$78,030

Deferred revenue consists of the following: (in thousands)

	June 30, 2007	December 31, 2006
BMS:
ERBITUX® commercial agreement	$311,714	$374,215
Merck KGaA:
ERBITUX® development and license agreement	5,425	5,662
Total deferred revenue	317,139	379,877
Less current portion	(136,185)	(142,013)
Total long term deferred revenue	$180,954	$237,864

(8)   Commitments and Contingencies

On October 28, 2003, a complaint was filed by Yeda Research and Development Company Ltd. (“Yeda”) against ImClone Systems and Aventis Pharmaceuticals, Inc. (“Aventis”) in the U.S. District Court for the Southern District of New York (03 CV 8484). This action did not seek damages, but rather alleged that three individuals associated with Yeda should also be named as co-inventors on U.S. Patent No. 6,217,866, which relates to the therapeutic use of EGFR antibodies (such as ERBITUX®, the Company’s EGFR antibody product) in combination with chemotherapy. The Company has exclusively licensed this patent from Rhone-Poulenc Rorer Pharmaceuticals, now known as Sanofi-Aventis. On June 7, 2005, Yeda amended its U.S. complaint to seek sole inventorship of the subject patent. On November 4, 2005, the Court denied the Company’s motion for summary judgment with respect to this matter, as filed with the Court on June 24, 2005. At the same time, the Court granted summary judgment to Yeda dismissing two of ImClone’s affirmative defenses. A bench trial on the merits of Yeda’s complaint was held between June 5, 2006 and July 19, 2006. On September 18, 2006, the Court ruled in favor of Yeda by awarding it sole inventorship rights to the patent. The Company then appealed the Court’s decision to the Court of Appeals for the Federal Circuit. The appeal was docketed on October 5, 2006 (as No. 2007-1012). Briefing is now complete and a decision from the Federal Circuit is expected in due course. The Company, having had the advice of its patent counsel, believes the positions raised on appeal are sound and it plans to vigorously pursue this appeal.

On September 20, 2006, subsequent to the Court’s inventorship decision, the Company also filed an action (06 CV 7190) against Yeda in the U.S. District Court for the Southern District of New York seeking a declaratory judgment that the patent is invalid. On October 31, 2006, Yeda filed an answer and counterclaim to the Company’s declaratory judgment complaint in which Yeda alleges the Company is

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

liable to Yeda for willful patent infringement, unjust enrichment and conversion, and seeks damages from the Company and an order requiring the Company to license the patent and pay Yeda royalties until the patent expires. The declaratory judgment action remains in its early stages. The Company, having had the advice of its patent counsel, believes that the claims asserted in the declaratory judgment action are sound, and that Yeda’s counterclaims are not sound, and it plans to vigorously pursue this action. The Company is unable to predict the outcome of these actions at this time. If the Company’s appeal is unsuccessful and Yeda’s sole inventorship rights to the patent are upheld and the Company is unsuccessful with respect to its declaratory judgment action, the Company may become obligated to pay Yeda a royalty and may be liable to Yeda for other damages.

On March 25, 2004, an action was filed in the United Kingdom Patent Office entitled Referrer’s Statement requesting transfer of co-ownership and amendment of patent EP (UK) 0 667 165 to add three Yeda employees as inventors. Also on March 25, 2004, a German action entitled Legal Action was filed in the Munich District Court I, Patent Litigation Division, in which Yeda sought a 75% ownership interest in patent EP (DE) 0 667 165 based on its allegation that the inventorship on that patent was incorrect. The Company was not named as a party in these actions which relate to the European equivalent of U.S. Patent No. 6,217,866 discussed above. The Company has intervened in the U.K. and German actions. Yeda sought to amend its pleadings in the United Kingdom and Germany to seek sole inventorship and sole ownership. Following hearings, both the U.K. and German courts held that Yeda was not entitled to amend its pleadings. In the U.K., Yeda sought leave from the House of Lords to appeal the High Court’s decision, and such leave was granted in November 2006. A hearing was held before the House of Lords on July 23-25, 2007. A judgment from the Court is unlikely before October 2007. In Germany, Yeda has appealed the lower court’s decision to the Higher Regional Court of Munich. The Higher Regional Court is presently expected to hear the appeal in September 2007. Additionally, on or about March 25, 2005 and March 29, 2005, respectively, Yeda filed legal actions in Austria and France against both Aventis and ImClone Systems seeking full inventorship of EP (AU) 0 667 165 and EP (FR) 0 667 165, as well as payment of legal costs and fees. The Company, having had the advice of its patent counsel, believes there are sound defenses to these actions, and it presently plans to vigorously defend against the claims asserted. The Company is unable to predict the outcome of these actions at this time. In addition, in December 2002, Opposition Proceedings seeking to revoke the European patent discussed above were brought by the Scripps Research Institute, Amgen Inc., Abgenix, Inc., and YM Biosciences Inc. An Opposition Proceeding is an administrative process, the outcome of which may be that the European patent will be revoked. The Opposition Proceedings are suspended pending a final determination of the Yeda matter discussed above.

On May 4, 2004, a complaint was filed against the Company by Massachusetts Institute of Technology (“MIT”) and Repligen Corporation (“Repligen”) in the U.S. District Court for the District of Massachusetts (04-10884 RGS). This action alleges that ERBITUX® infringes U.S. Patent No. 4,663,281 (the “‘281 patent”), which is owned by MIT and exclusively licensed to Repligen and that the Company should therefore pay damages. On July 28, 2006, the Court denied the Company’s motion for summary judgment seeking to dismiss all claims on the basis that the patent rights at issue were exhausted as a matter of law and granted MIT and Repligen’s cross motion that their patent rights were not exhausted. On September 26, 2006, a hearing was held in response to a Motion for Sanctions filed by Repligen, which alleged that the Company’s counsel, Kenyon & Kenyon, and the Company acted improperly during and after the deposition of one of Repligen’s potential witnesses. In May 2007, the Company hired the law firm

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

of Wiley Rein LLP to replace Kenyon & Kenyon and to represent it in this case. The Court allowed Repligen’s motion and ordered sanctions against the Company, including the possibility of an adverse jury instruction. The Court held a hearing on July 26, 2007 for the purpose of construing the disputed claim terms of the ‘281 patent, and we are waiting for a ruling from the Court. The Court has set a trial date of September 10, 2007. The Company, having had the advice of its patent counsel, believes that its defenses are sound, and it plans to vigorously defend against the claims asserted. The outcome cannot be predicted with certainty, however and the Company could be liable for damages in the event of an adverse judgment at trial.

On February 5, 2007, a complaint was filed against the Company by Abbott Laboratories (“Abbott”) in the U.S. District Court for the District of Massachusetts (07-cv-10216). This action alleges that the manufacture and sale of ERBITUX® infringes U.S. Patent No. 5,665,578, which is owned by Abbott and that the Company should therefore pay damages. On April 24, 2007, the Company filed an answer, which it amended on May 17, 2007, to this complaint denying all claims. The case is in its early stages. The Company, having had the advice of its patent counsel, believes that its defenses are sound, and it plans to vigorously defend against the claims asserted. The Company is unable to predict the outcome of this action at the present time.

No reserve has been established in the financial statements for any of the legal proceedings described above because the Company does not believe that such a reserve is required to be established at this time under Statement of Financial Accounting Standards No. 5. However, if in a future period, events in any such legal proceedings render it probable that a loss will be incurred and if such loss is reasonably estimable at that time, the Company will establish such a reserve. Thus, it is possible that legal proceedings and settlements arising there from, if any, may have a material adverse impact on operating results for that period, on our balance sheet or both.

In October 2001, the Company entered into a sublease (the “Sublease”) for a four-story building at 325 Spring Street, New York, New York, which includes approximately 100,000 square feet of usable space. The Sublease has a term of 22 years, followed by two five-year renewal option periods. In order to induce the sublandlord to enter into the Sublease, the Company made a loan to the sublandlord in the principal amount of a $10.0 million note receivable, of which $8.1 million is outstanding as of June 30, 2007. The loan is secured by a leasehold mortgage on the prime lease as well as a collateral assignment of rents by the sublandlord. The loan is payable by the sublandlord over 20 years and bears interest at 5 1/2% in years one through five, 6 1/2% in years six through ten, 7 1/2% in years eleven through fifteen and 8 1/2% in years sixteen through twenty. In addition, the Company paid the owner a consent fee in the amount of $500,000. Effective March 1, 2005, the Company amended the Sublease to add an additional 6,500 square feet of space upon all the same terms and conditions set forth in the Sublease. In connection with this amendment, the Company paid an up-front fee of $1.7 million which is being amortized to lease expense over the respective term of the Sublease. The future minimum lease payments remaining at June 30, 2007, are approximately $45.3 million.

(9)   Employee Benefit Plans

Defined Contribution Plan

All employees of the Company who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan. The 401(k) plan allows eligible employees to

IMCLONE SYSTEMS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

defer up to 25 percent of their annual compensation, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. Under the 401(k) plan, the Company, at management’s discretion, may match employee contributions and/or make discretionary contributions. Neither the employee contributions nor voluntary matching contributions are invested in the Company’s securities. Total expense incurred by the Company was $454,000 and $484,000 for the three months ended June 30, 2007 and 2006, respectively, and approximately $1.1 million and $1.2 million for the six months ended June 30, 2007 and 2006, respectively.

(10)   Long-term Debt

The Company’s long-term debt was $600.0 million at June 30, 2007 and December 31, 2006. For a more detailed description of the Company’s long-term debt, reference Note 8 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

In December 2006, the FASB issued FASB Staff Position Issue No.EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP 00-19-2”). FSP 00-19-2 addresses an issuer’s accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” FSP 00-19-2 is effective immediately for registration payment arrangements and financial instruments subject to those arrangements that were entered into or modified subsequent to the issuance of FSP 00-19-2. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP 00-19-2, it is effective for financial statements issued for fiscal years beginning after December 15, 2006. The Company has adopted the provisions of FSP 00-19-2 as of January 1, 2007, and has determined that it had no impact on our consolidated financial statements.

Under the Registration Rights Agreement for these convertible notes, the Company could be subject to liquidated damages if the effectiveness of the registration statement covering the convertible debt is not maintained at any time prior to the redemption of the convertible notes, the repayment of the convertible notes, or certain corporate events as defined in the convertible note agreement. The Company believes the likelihood of such an event occurring is remote and, as such we have not recorded a liability as of June 30, 2007. In the unlikely event that it becomes probable that we would have to pay liquidated damages under the Registration Rights Agreement, until a shelf registration statement covering the convertible debt is again effective, the potential liquidated damages would be 0.25% of the outstanding amount of notes for the first 90 days and 0.50% of the outstanding amount of notes thereafter. Such damages (i) would accrue only with respect to the shares of the Company’s common stock that were not already sold by the holder (using the registration statement or pursuant to SEC Rule 144) and that were not eligible for sale without a registration statement; (ii) would accrue only over the period during which the registration statement was not effective; and (iii) would be settled in cash in accordance with the terms of the Registration Rights Agreement.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is provided to further the reader’s understanding of the consolidated financial statements, financial condition and results of operations of ImClone Systems in this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the consolidated financial statements and the accompanying notes included in our filings with the SEC, including our 2006 Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risk and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below and under “Risk Factors” and elsewhere in our 2006 Annual Report on Form 10-K.

OVERVIEW

ImClone Systems is a biopharmaceutical company whose mission is to advance oncology care by developing and commercializing a portfolio of targeted treatments designed to address the medical needs of patients with cancer. Our commercially available product, ERBITUX® (cetuximab) binds specifically to epidermal growth factor receptor (EGFR, HER1, c-ErbB-1) on both normal and tumor cells, and competitively inhibits the binding of epidural growth factor (EGF) and other ligands, such as transforming growth factor-alpha. We are conducting, and in some cases have completed, clinical studies evaluating ERBITUX® for broader use in colorectal cancer, squamous cell carcinoma of the head and neck (“SCCHN”), for the potential treatment of lung and pancreatic cancers, as well as other potential indications.

In June 2007, the FDA accepted a supplemental Biologics License Application (sBLA) for ERBITUX®. With this application, the Company seeks to include evidence of improved overall survival in the product labeling for ERBITUX® in the third-line treatment of patients with metastatic colorectal cancer (mCRC). If the sBLA is approved, ERBITUX® would be the only biologic therapy to demonstrate overall survival as a single agent in patients with mCRC. The ERBITUX® sBLA has been granted a priority review, with a likely action date of early October 2007.

In July 2007, the Company and BMS amended the terms of their agreement for the codevelopment and copromotion of ERBITUX® in North America. Under this amendment, the companies have jointly agreed to expand the investment in the ongoing clinical development plan for ERBITUX® by up to several hundred million dollars. Development costs, up to a threshold value, will be the sole responsibility of BMS; costs in excess of this threshold will be shared by both companies according to a pre-determined ratio. With this additional funding, the companies will further explore the use of ERBITUX® in additional tumor types including brain, breast, bladder, gastric, lung, pancreas and prostate.

Our revenues, as well as our results of operations, have fluctuated and are expected to continue to fluctuate significantly from period to period due to several factors, including but not limited to:

•       the amount and timing of revenues earned from commercial sales of ERBITUX®;

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

As a result of our substantial investment in research and development, we incurred significant operating losses prior to fiscal 2004 and have an accumulated deficit of approximately $9.6 million as of June 30, 2007. We anticipate that our accumulated deficit will continue to decrease in the future as we earn revenues on commercial sales of ERBITUX® and generate net income. There is no assurance that we will be able to continue to successfully manufacture market or commercialize ERBITUX® or that potential customers will buy ERBITUX®. We rely entirely on third-party manufacturers for filling and finishing services with respect to ERBITUX®. If our current third-party manufacturers or critical raw material suppliers fail to meet our expectations, we cannot be assured that we will be able to enter into new agreements with other suppliers or third party manufacturers without an adverse effect on our business.

HIGHLIGHTS AND OUTLOOK

On July 27, 2007, we announced that we have amended our existing agreement with BMS for the codevelopment and copromotion of ERBITUX® in North America. With us, BMS will invest significant additional funding to expand our ongoing ERBITUX® clinical development program by up to several hundred million dollars. With this additional financial commitment, the scope of our development activities expands dramatically. We will conduct numerous Phase II and Phase III clinical trials that will further explore the activity of ERBITUX® in a wide variety of therapeutic settings. We have proven the effectiveness of ERBITUX® in both colorectal and head and neck cancers and, based on this success, we are confident of its value in other indications, including brain, breast, bladder, esophageal, gastric, lung, pancreas and prostate. This program is not exploratory—it is squarely focused on registrational opportunities. In 2007 and beyond, this amended agreement allows us to significantly reduce our clinical and regulatory expenses for ERBITUX® while at the same time expanding the antibody’s development. We now expect that our portion of the ERBITUX® spend in 2007 to be $35 - $40 million less than what we had anticipated earlier in the year.

As we stated late last year when the Board began evaluating the relationship between ImClone and BMS, our goal was to seek for ways to optimize our collaboration in terms of realizing the full potential of ERBITUX®. We believe this expanded clinical development program with BMS greatly enhances the long-term value of ERBITUX® in treating a wide range of cancer patients.

The U.S. in-market second quarter sales of ERBITUX® represented an important milestone—the reversal of a declining sales trend since the introduction of Panitumumab in September 2006. Additionally, we nearly doubled the size of our sales force during the second quarter and now have 64 U.S. sales professionals in the field as of July 1, 2007. With the second quarter performance of ERBITUX® and the expansion of our sales force, we believe we are well positioned for a positive second half of the year.

We had a major presence at the ASCO and AACR meetings, presenting extensive clinical data in more than 100 abstracts in several different tumor types. These abstracts build on the growing body of ERBITUX® data and bolster the value of our robust pipeline of IgG1 fully human antibodies.

We also recently achieved significant regulatory milestones:

1)              The FDA has accepted, for filing and review, a supplementary BLA for ERBITUX® which includes evidence that ERBITUX® is the only monoclonal antibody to show improved overall survival as a single agent in colorectal cancer. This supplementary BLA has been granted priority review and we expect the FDA action date to be early October.

2)              In April, we submitted a supplementary BLA seeking the approval of our manufacturing facility BB50 as a second manufacturing source for ERBITUX®.

Beyond ERBITUX®, we have made a great deal of progress in advancing the development of a number of our clinical antibodies during the second quarter of 2007. Most recently, we announced that the first of our Phase II clinical trials of IMC-A12, our IGFR antibody, for advanced colorectal cancer, has commenced patient enrollment. We expect to enroll very shortly our first patients in each of our Phase II studies of IMC-1121B, our VEGFR-2 antibody, in renal cell carcinoma, and IMC-11F8, our fully-human EGFR antibody, in colorectal cancer.

On August 9, 2007, we announced that John H. Johnson has been appointed to be our Chief Executive Officer. Mr. Johnson has more than two decades of executive and operational management experience in the pharmaceutical and healthcare industries.

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

Revenues from license fees and milestone payments primarily consist of up-front license fees and milestone payments received under the Commercial Agreement with BMS, relating to ERBITUX®, and milestone payments received under the development and license agreement with Merck KGaA. We recognize all non-refundable up-front license fees as revenues in accordance with the guidance provided in the SEC’s Staff Accounting Bulletin No. 104. Our most critical application of this policy, to date, relates to the $900.0 million in license fees received from BMS under the Commercial Agreement which are being deferred and recognized as revenue based upon the actual product clinical and development costs incurred since September 19, 2001 to date by BMS and ImClone as a percentage of the estimated total of such costs to be incurred over the 17-year term of the Commercial Agreement. The estimated total of such costs is based on the clinical development budget which establishes joint responsibilities that will be carried out by both the Company and BMS for certain clinical and other studies. Of the $900.0 million in payments received to date, $33.3 million was recognized as revenue in the second quarter of 2007 and $588.3 million from the commencement of the Commercial Agreement in 2001 through June 30, 2007. The methodology used to recognize deferred revenue involves a number of estimates and judgments, such as the estimate of total product clinical and development costs to be incurred under the Commercial Agreement. Changes in these estimates and judgments can have a significant effect on the size and timing of revenue recognition. In addition, if management had chosen a different methodology to recognize the license fee and milestone payments received under the Commercial Agreement, the Company’s financial position and results of operations could have differed materially. For example, if the Company were to recognize the revenues earned from the Commercial Agreement on a straight-line basis over the life of the agreement, the Company would have recognized approximately $16.0 million and $221.1 million as revenue in the second quarter of 2007 and from the commencement of the Commercial Agreement, respectively, through June 30, 2007. Management believes that the current methodology used to recognize revenues under the

Commercial Agreement, which reflects the level of effort consistent with the product development activities, is the most appropriate methodology because it reflects the level of expenditure and activity in the period in which it is being spent as compared to the total expected expenditure over the life of the Commercial Agreement. This cost to cost approach is systematic and rational, it provides a factually supportable pattern to track progress, and is reflective of the level of effort, which varies over time.

Non-refundable upfront payments received from Merck KGaA were deferred due to our significant continuing involvement and are being recognized as revenue on a straight-line basis over the estimated service period because the activities specified in the agreement between the Company and Merck KGaA will be performed over the estimated service period and there is no other pattern or circumstances that indicate a different way in which the revenue is earned. In addition, the development and license agreement with Merck KGaA does not contain any provisions for establishing a clinical budget and none has been established between the parties. This agreement does not call for codevelopment with the Company in Merck KGaA’s territory; rather Merck KGaA is solely responsible for regulatory efforts in its territory. Non-refundable milestone payments, which represent the achievement of a significant step in the research and development process, pursuant to collaborative agreements other than the Commercial Agreement, are recognized as revenue upon the achievement of the specified milestone. This is because each milestone payment represents the achievement of a substantive step in the research and development process and Merck KGaA has the right to evaluate the technology to decide whether to continue with the research and development program as each milestone is reached.

Manufacturing revenue consists of revenue earned on the sale of ERBITUX® to our corporate partners for subsequent commercial sale. The Company recognizes manufacturing revenue when the product is shipped, which is when our partners take ownership and title has passed, collectibility is reasonably assured, the sales price is fixed or determinable, and there is persuasive evidence of an arrangement. We are contractually obligated to sell ERBITUX® to BMS at our cost of production plus a 10% markup on bulk. We sell bulk inventory to Merck KGaA at our full absorption cost of production. The continuing level of manufacturing revenue in future periods may fluctuate significantly based on market demand, our cost of production, as well as BMS’s required level of safety stock inventory for ERBITUX® and whether Merck KGaA continues to order ERBITUX® for commercial use.

Royalty revenues from licensees, which are based on third-party sales of licensed products and technology, are recorded as earned in accordance with contract terms when third-party sales can be reliably measured and collection of funds is reasonably assured.

Collaborative agreement revenue consists of reimbursements received from BMS and Merck KGaA related to clinical and regulatory studies, ERBITUX® provided to them for use in clinical studies, reimbursement of a portion of royalty expense and certain marketing and administrative costs. Collaborative agreement revenue is recorded as earned based on the performance requirements under the respective contracts.

The Company is currently analyzing if the amendment to the BMS agreement, which will be reflected prospectively, will impact its financial statements.

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

In June 2006, we began producing ERBITUX® for commercial use at our BB50 manufacturing facility. We filed a sBLA with the FDA for approval of our BB50 facility in April 2007. Until such time as we receive approval of BB50 from the FDA, we will not be able to sell the ERBITUX® inventory produced in BB50. Based on management’s current expectations, we expect that the costs of such inventory will be fully realizable once we obtain approval of BB50. Therefore, in June 2006 we began to capitalize the costs of producing ERBITUX® in BB50 and will continue to do so, as long as we can conclude that the costs of such inventory will be fully realizable. As of June 30, 2007, we have capitalized approximately $55.6 million of inventory produced in BB50.

Litigation—The Company is currently involved in certain legal proceedings more fully described under Part II—Item 1—“Legal Proceedings” and as disclosed in the notes to the consolidated financial statements. As of June 30, 2007, we have not established a legal reserve in our financial statements because we do not believe that such a reserve is required to be established at this time, in accordance with Statement of Financial Standards No. 5. However, if in a future period, events in any such legal proceedings render it probable that a loss will be incurred, and if such loss is reasonably estimable at that time, we will establish such a reserve. Thus, it is possible that legal proceedings and settlements arising there from, if any, may have a material adverse impact on the operating results for that period, on our balance sheet or both.

Long-Lived Assets—We review long-lived assets for impairment when events or changes in business conditions indicate that their full carrying value may not be recovered. Assets are considered to be impaired and written down to fair value if expected associated undiscounted cash flows are less than carrying amounts. Fair value is generally determined as the present value of the expected associated cash flows. We own a number of buildings that are primarily dedicated to the manufacturing of ERBITUX® and other clinical products in our pipeline. Based on management’s current estimates, we expect to recover the carrying value of such assets. Changes in regulatory or other business conditions in the future could change our judgments about the carrying value of these facilities, which could result in the recognition of material impairment losses.

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

Impact of Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Accounting for Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, and establishes a framework for measuring fair value in accordance with accounting GAAP, and expands disclosure about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the requirements of SFAS 157.

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

In June 2007, the Emerging Issues Task Force reached a consensus on Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Good or Services to Be Used in Future Research and Development Activities.” This Issue requires that nonrefundable advance payments for research and development activities be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed or when the goods or services are no longer expected to be provided. This Issue will be effective for fiscal years beginning after December 15, 2007, and earlier adoption is not permitted. This consensus is to be applied prospectively for new contracts entered into after that date. The Company is currently evaluating the potential impact of this consensus on its consolidated financial statements.

RESULTS OF OPERATIONS

Selected financial and operating data for the three and six months ended June 30, 2007 and 2006 are as follows: (in thousands)

	Three Months Ended June 30			Six Months Ended June 30
	2007	2006	Variance	2007	2006	Variance
Results of Operations:
Royalty revenue	$78,144	$74,614	$3,530	$154,507	$134,884	$19,623
License fees and milestone revenue	33,445	33,456	(11)	62,739	177,859	(115,120)
Manufacturing revenue	23,025	28,356	(5,331)	39,483	47,705	(8,222)
Collaborative agreement revenue	15,818	13,430	2,388	35,203	34,539	664
Total revenues	150,432	149,856	576	291,932	394,987	(103,055)
Research and development	33,723	27,583	6,140	68,598	60,576	8,022
Clinical and regulatory	14,820	14,929	(109)	28,628	30,010	(1,382)
Marketing, general and administrative	18,567	22,963	(4,396)	33,926	40,964	(7,038)
Royalty expense	18,988	18,414	574	35,774	38,480	(2,706)
Cost of manufacturing revenue	22,999	26,877	(3,878)	36,854	42,279	(5,425)
Total operating expenses	109,097	110,766	(1,669)	203,780	212,309	(8,529)
Operating income	$41,335	$39,090	$2,245	$88,152	$182,678	$(94,526)

Three Months Ended June 30, 2007 and 2006

Revenues

Royalty Revenue

Royalty revenues consist primarily of royalty payments earned on the sales of ERBITUX® by our partners, BMS and Merck KGaA. Under our agreement with BMS, we are entitled to royalty payments equal to 39% of BMS’s net sales of ERBITUX® in the United States and Canada. Under our agreement with Merck KGaA, beginning July 2006, we are entitled to royalty payments equal to 9.5% of Merck’s KGaA’s net sales outside of the United States and Canada.

In the second quarter of 2007, our royalty revenue increased by approximately $3.5 million, or 5%, from the comparable period in 2006 due to an increase in international net sales of ERBITUX®. Domestic net sales by our partner BMS in the second quarter of 2007 amounted to $162.1 million compared to net sales in the comparable period in 2006 of $172.4 million, a decrease of $10.3 million, or 6%. International net sales of ERBITUX® by our partner Merck KGaA in the second quarter of 2007 amounted to approximately $157.2 million, an increase of $54.7 million or 53% from the comparable period in 2006.

License Fees and Milestone Revenue

License fees and milestone revenues consist of the recognition of up-front license fees and milestone payments received under the Commercial Agreement with BMS and recognition of payments received under the development and license agreements with Merck KGaA. In the second quarter of 2007, total license fee and milestone revenue consisted of approximately $33.3 million earned from BMS and $119,000 from Merck KGaA, as compared to the same period in 2006, in which approximately $33.4 million was earned from BMS and $55,000 was earned from Merck KGaA. Total license fees and milestone revenues were comparable to the same period in 2006.

As discussed above, on July 27, 2007, we announced that we had amended our codevelopment and copromotion agreement with BMS. This amendment provides for a significant increase in the clinical budget to develop ERBITUX® over the remaining length of our partnership. We are in the process of analyzing if this amendment, which will be reflected prospectively will impact license fee and milestone revenue, as well as other revenue categories.

Manufacturing Revenue

Manufacturing revenues consist of sales of ERBITUX® to our corporate partners for commercial use. In accordance with the Commercial Agreement, we are contractually obligated to sell ERBITUX® to BMS at our cost of production plus a 10% markup on bulk. We sell bulk inventory to Merck KGaA at our full absorption cost of production.

During the second quarter of 2007, manufacturing revenue decreased by $5.3 million from the comparable period in 2006 due to efficiencies in the manufacturing process of ERBITUX® resulting in a decrease in the price we charge our partners for ERBITUX® . Total volume purchases from our partners in the second quarter of 2007 increased from the comparable period in 2006 by approximately 11%.

For the full year of 2007, we anticipate that total manufacturing revenues will be in the range of $70 - $75 million based on the current anticipated demand from our partners.

Collaborative Agreement Revenue

Collaborative agreement revenue consists primarily of reimbursements from our partners BMS and Merck KGaA under our collaborative agreements. There are certain categories for which we receive reimbursement from our partners: the cost of ERBITUX® supplied to our partners for use in clinical studies, clinical and regulatory expenses, certain marketing and administrative expenses, and a portion of royalty expense. During the second quarter of 2007, we earned approximately $15.8 million in collaborative agreement revenue, which consists of $10.6 million earned from BMS and $4.6 million earned from Merck KGaA, as compared to $13.4 million earned in the comparable period in 2006, of which $11.8 million was earned from BMS and $1.6 million was earned from Merck KGaA.

The increase from the comparable period of $2.4 million, or 18%, is due to an increase in clinical shipments of ERBITUX® to our partners of approximately $3.5 million and increased reimbursement of clinical and regulatory expenses due to higher activity of $856,000, partly offset by a decrease in reimbursement for royalty expenses of $2.5 million resulting from the decrease in the reimbursement rate from BMS for third-party royalties from 4.5% to 2.5% on January 1, 2007.

For the full year 2007, we anticipate that total collaborative agreement revenue will range between $70-$75 million.

Expenses

Research and Development

Research and development expenses in the second quarter of 2007 of $33.7 million increased from the comparable period in 2006 by $6.1 million, or 22%. This increase is primarily due to an increase of approximately $4.7 million associated with production of pipeline products, and an increase of $4.1 million in shipments of ERBITUX® sold to our partners for clinical studies, partly offset by decreases in various other expense categories. Research and development expenses include costs associated with our in-house research programs, product and process development expenses, costs to manufacture our product candidates for clinical studies, quality assurance, and quality control infrastructure. Research and development expenses also include our cost of inventory that is supplied to our corporate partners for use in clinical studies that are reimbursable from our corporate partners. As a result, approximately $4.6 million and $1.1 million of costs representing research and development expenses in the second quarters of 2007 and 2006, respectively, were reimbursable and included under collaborative agreement revenue since they represent inventory supplied to our partners for use in clinical studies.

Clinical and Regulatory

Clinical and regulatory expenses consist of costs to conduct our clinical studies and associated regulatory activities. Clinical and regulatory expenses in the second quarter of 2007 amounted to $14.8 million, which is comparable to the spend in the comparable period of 2006. Clinical and regulatory expenses includes certain amounts that are reimbursable from our corporate partners. As a result, approximately $3.6 million and $2.8 million of the costs included in this category for the second quarters of 2007 and 2006, respectively, are reflected as revenues under collaborative agreement revenue since they represent costs that are reimbursable by our corporate partners.

The amended agreement with BMS discussed above, specifically as they pertain to the clinical development of ERBITUX® specifies that each year BMS will fund 100% of the annual development costs up to a specific threshold and that we will contribute a portion of the costs in excess of that threshold. The financial impact of the amended agreement with BMS will be reflected prospectively, beginning with our third quarter results.

We are revising our full-year estimate of clinical and regulatory expense and now expect it to be in the range of approximately $55 to $60 million.

Marketing, General and Administrative

Marketing, general and administrative expenses include marketing and administrative personnel costs, including related facility costs, additional costs to develop internal marketing and field operations capabilities and expenses associated with applying for patent protection for our technology and products.

Marketing, general and administrative expenses in the second quarter of 2007 amounted to $18.6 million, a decrease of $4.4 million or 19% from the comparable period in 2006. Expenses in this category have decreased from the comparable period in 2006, mainly due to costs efficiencies in areas such as insurance expense and various other categories as well as a decrease in legal fees of approximately $3.2 million, partly offset by incremental costs related to the increase in our sales force that we announced in the first quarter of 2007. Marketing, general and administrative expenses include amounts reimbursable from our corporate partners. As a result, approximately $259,000 and $336,000 of costs representing marketing and general expenses in the second quarters of 2007 and 2006, respectively, were reimbursable and included in collaborative agreement revenue.

We continue to aggressively pursue cost saving opportunities in this area as well as in the rest of our operations. For the full year of 2007, we expect total marketing, general and administrative expenses to be approximately $75 million.

Royalty Expense

Royalty expense consists of obligations related to certain licensing agreements related to ERBITUX®. We are obligated to pay royalties of approximately 9.25% of North American net sales and a low single-digit royalty on sales outside of North America, which will increase if sales outside of North America consist of ERBITUX® produced in the United States. In 2007, we receive reimbursements from our corporate partners of 2.5% on North American net sales and a single-digit percentage on net sales outside of North America, which is reflected in collaborative agreement revenue. As a result, approximately $6.7 million and $9.2 million of royalty expense were reimbursable by our corporate partners and included as collaborative agreement revenue in the second quarters of 2007 and 2006, respectively.

In the second quarter of 2007, we incurred royalty expense of $19.0 million an increase of $574,000, or 3%, from the comparable period in 2006. The increase is due to an increase in international net sales of ERBITUX® in the second quarter of 2007 from the comparable period in 2006. Effective at the end of July, our total domestic royalty expense decreased from 9.25% to 8.5% due to the expiration of a patent we licensed.

Cost of Manufacturing Revenue

We sell ERBITUX® to BMS at our cost of production plus a 10% mark-up on bulk and to Merck KGaA at our cost of production. Therefore, depending on certain circumstances, such as the mix of demand from our partners, and the costs of filling and finishing ERBITUX® bulk (for which we do not charge a 10% markup when selling to BMS), we expect that our gross margins on sales of ERBITUX® may fluctuate from quarter to quarter.

Cost of manufacturing revenue in the second quarter of 2007 amounted to $23.0 million representing a gross margin of less than 1%, compared to costs of manufacturing revenue in the comparable period of 2006 of approximately $26.9 million, or a gross margin of 5%. Gross margin for the quarter ended June 30, 2007 were adversely impacted by higher manufacturing costs.

Interest Income and Interest Expense

Interest income in the second quarter of 2007 amounted to $13.3 million, an increase of approximately $3.1 million, or 30% from the comparable period in 2006. This increase is attributable to increases in interest rates and higher average balance of our investment portfolio from the comparable period in 2006.

Interest expense in the second quarter of 2007 amounted to $3.0 million, an increase of $1.1 million, or 56% from the comparable period in 2006. The increase is due to the fact that we finalized construction of our BB50 manufacturing facility in May of 2006, and therefore, ceased capitalizing interest on the construction of this facility at that time.

Provision for Income Taxes

Our effective tax rate for the second quarter of 2007 is higher than the comparable period in 2006 mainly due to the utilization of fully reserved deferred tax assets in 2006. The Company’s annual effective income tax rate for 2007 is expected to be approximately 42%, which is inclusive of discrete items recorded through the six months ended June 30, 2007. Cash taxes in 2007 are expected to be approximately $3 million.

Net Income

In the second quarter of 2007 we generated net income of $31.9 million, and $0.36 per diluted common share, compared with net income of $37.2 million, and $0.42 per diluted common share for the comparable period in 2006. The fluctuation in results was due to the factors noted above.

Six Months Ended June 30, 2007 and 2006

Revenues

Royalty Revenue

Royalty revenues consist primarily of royalty payments earned on net sales of ERBITUX® by our partners, BMS and Merck KGaA. Under our agreement with BMS, we are entitled to royalty payments equal to 39% of BMS’s net sales of ERBITUX® in the United States and Canada. Under our agreement with Merck KGaA, beginning July 2006, we are entitled to royalty payments equal to 9.5% of Merck’s KGaA’s net sales outside of the United States and Canada.

For the six months ended June 30, 2007, royalty revenue amounted to $154.5 million, an increase of $19.6 million, or 15%, from the comparable period in 2006. This increase is due to an increase in net sales of ERBITUX®. In North America, net sales by BMS for the first six months of 2007 amounted to $322.2 million, an increase of $11.8 million, or 4%. Outside of North America, net sales of ERBITUX® by Merck KGaA in the first half of 2007 amounted to $303.1 million, an increase of $110.8 million or 58% from the comparable period in 2006.

License Fees and Milestone Revenue

License fees and milestone revenues consist of the recognition of up-front license fees and milestone payments received under the Commercial Agreement with BMS and recognition of payments received under the development and license agreements with Merck KGaA. For the six months ended June 30, 2007, license fees and milestone revenue consisted of $62.5 million earned from BMS and $237,000 from Merck KGaA, as compared to the same period in 2006 in which $177.7 million was earned from BMS and $111,000 was earned from Merck KGaA.

The decrease of $115.1 million, or 65%, from the comparable period in 2006 is mainly due to the fact that in March 2006, we received the last milestone payment from BMS of $250.0 million, as a result of obtaining approval from the FDA for ERBITUX® in the head and indication. The milestone revenue in the first quarter of 2006 included a “catch-up” adjustment of approximately $112.7 million related to the actual product clinical development costs incurred from inception through December 31, 2005 as a percentage of the estimated total costs to be incurred over the term of the Commercial Agreement.

As discussed above, on July 27, 2007, we announced that we had amended our codevelopment and copromotion agreement with BMS. This amendment provides for a significant increase in the clinical budget to develop ERBITUX® over the remaining length of our partnership. We are in the process of analyzing if this amendment which will be reflected prospectively, will impact license fee and milestone revenue, as well as other revenue categories.

Manufacturing Revenue

Manufacturing revenues consist of sales of ERBITUX® to our corporate partners for commercial use. In accordance with the Commercial Agreement, we are contractually obligated to sell ERBITUX® to BMS at our cost of production plus a 10% markup on bulk. We sell bulk inventory to Merck KGaA at our full absorption cost of production.

During the first half of 2007, manufacturing revenue decreased by $8.2 million from the comparable period in 2006 due primarily to efficiencies in the manufacturing process of ERBITUX® resulting in a decrease in the price we charge our partners for ERBITUX®. Total volume purchases from our partners in the first six months of 2007 increased by approximately 4% from the comparable period in 2006.

Collaborative Agreement Revenue

Collaborative agreement revenue consists primarily of reimbursements from our partners BMS and Merck KGaA under our collaborative agreements. There are certain categories for which we receive reimbursement from our partners: the cost of ERBITUX® supplied to our partners for use in clinical studies, clinical and regulatory expenses, certain marketing and administrative expenses, and a portion of royalty expense. During the six months ended June 30, 2007, we earned $35.2 million in collaborative agreement revenue, which primarily consists of approximately $21.1 million earned from BMS and approximately $13.5 million earned from Merck KGaA, as compared to $34.5 million earned in the comparable period in 2006, of which $25.1 million was earned from BMS and approximately $9.4 million was earned from Merck KGaA. The increase in collaborative agreement revenue of $664,000 is principally due to increases in reimbursement for clinical drugs of approximately $4.8 million and in the reimbursement of clinical and regulatory expenses of approximately $1.2 million, partially offset by a decrease in reimbursement for royalty expense of $5.9 million, primarily resulting from the decrease in the reimbursement rate from BMS for third-party royalties from 4.5% to 2.5% on January 1, 2007.

Research and Development

Research and development expenses include costs associated with our in-house research programs, product and process development expenses, costs to manufacture our product candidates for clinical studies, quality assurance and quality control infrastructure. Research and development expenses also include our cost of inventory that is supplied to our corporate partners for use in clinical studies that are reimbursable from our corporate partners. As a result, approximately $14.8 million and $10.0 million of costs representing research and development expenses in the first half of 2007 and 2006, respectively, were reimbursable and included under collaborative agreement revenue since they represent inventory supplied to our partners for use in clinical studies

Research and development expenses for the six months ended June 30, 2007 of $68.6 million increased by approximately $8.0 million, or 13%, from the comparable period in 2006. The increase is primarily due to an increase in shipments of ERBITUX® sold to our partners for clinical studies of approximately $8.1 million, the write-off of $3.4 million of previously capitalized costs associated with the development of our Spring Street location and $3.1 million of increased costs for third-party clinical manufacturing. These increases were partially offset by lower expenses in various categories due to costs associated with BB50 manufacturing facility being capitalized into inventory after this facility was placed into service in June 2006.

Clinical and Regulatory

Clinical and regulatory expenses consist of costs to conduct our clinical studies and associated regulatory activities. Clinical and regulatory expenses also include certain amounts that are reimbursable from our corporate partners. As a result, approximately $7.4 million and $6.1 million of the costs included in this category for the first half of 2007 and 2006, respectively, are reflected as revenues under collaborative agreement revenue since they represent costs that are reimbursable by our corporate partners. Clinical and regulatory expenses for the six months ended June 30, 2007 amounted to $28.6 million, a decrease of $1.4 million, or 5%, from the comparable period in 2006. While there are no significant fluctuations in the total expenditure in 2007 compared to the comparable period in 2006, we are aggressively focusing on moving our product candidates from Phase I to Phase II and therefore, a significant portion of our expenditure in this category in 2007 has been directed towards advancing the development of our pipeline products.

The amended agreement with BMS discussed above, specifically as it pertains to the clinical development of ERBITUX® specifies that each year BMS will fund 100% of the annual development costs up to a specific threshold and that we will contribute a portion of the costs in excess of that threshold.

The financial impact of the amended agreement with BMS will be reflected prospectively, beginning with our third quarter results.

We are revising our full-year estimate of clinical and regulatory expense and now expect it to be in the range of approximately $55 to $60 million.

Marketing, General and Administrative

Marketing, general and administrative expenses include marketing and administrative personnel costs, including related facility costs, additional costs to develop internal marketing and field operations capabilities and expenses associated with applying for patent protection for our technology and products. Marketing, general and administrative expenses also include amounts reimbursable from our corporate partners. As a result, approximately $579,000 and $650,000 of costs representing marketing and general expenses in the first half of 2007 and 2006, respectively, were reimbursable and included in collaborative agreement revenue.

Marketing, general and administrative expenses for the six months ended June 30, 2007 amounted to $33.9 million, a decrease of $7.0 million or 17% from the comparable period in 2006. Expenses in this category have decreased from the comparable period in 2006, mainly due to a $5.0 million decrease in personnel costs as a result of the turnover of executive level employees who have not been replaced, a $1.6 million decrease in legal fees from the first half of 2006 as well as small decreases in various other categories.

We continue to aggressively pursue cost saving opportunities in this area as well as in the rest of our operations. For the full year of 2007, we expect total marketing, general and administrative expenses to be approximately $75 million.

Royalty Expense

Royalty expense consists of obligations related to certain licensing agreements related to ERBITUX®. We are obligated to pay royalties of approximately 9.25% of North American net sales and a low single-digit royalty on sales outside of North America, which will increase if sales outside of North America consist of ERBITUX® produced in the United States. In 2007, we receive reimbursements from our corporate partners of 2.5% on North American net sales and a single-digit percentage on net sales outside of North America, which is reflected in collaborative agreement revenue. As a result, approximately $11.8 million and $17.8 million of royalty expense were reimbursable by our corporate partners and included as collaborative agreement revenue in the first half of 2007 and 2006, respectively.

During the six months ended June 30, 2007, we incurred royalty expense of $35.8 million, a decrease of $2.7 million, or 7% from the comparable period in 2006. The decrease is primarily due the fact that prior to the second quarter of 2006, we paid royalties of approximately 12.25% of North American net sales and effective in the second quarter of 2006, our obligation decreased by 3%. This decrease was partially reduced as a result of additional royalties resulting from the increased worldwide net sales of ERBITUX® from $502.7 million for the first half of 2006 to $625.3 million in the first half of 2007. Effective at the end of July 2007, our total domestic royalty expense decreased from 9.25% to 8.5% due to the expiration of a patent we licensed.

Cost of Manufacturing Revenue

We sell ERBITUX® to BMS at our cost of production plus a 10% mark-up on bulk and to Merck KGaA at our cost of production. Therefore, depending on certain circumstances, such as the mix of demand from our partners, and the costs of filling and finishing ERBITUX® bulk (for which we do not charge a 10% markup when selling to BMS), we expect that our gross margins on sales of ERBITUX® may fluctuate from quarter to quarter.

Cost of manufacturing revenue for the six months ended June 30, 2007 amounted to $36.9 million representing a gross margin of approximately 7% compared to costs of manufacturing revenue in the comparable period of 2006 of approximately $42.3 million, or a gross margin of 11%.

Interest Income and Interest Expense

Interest income for the six months ended June 30, 2007 amounted to $25.8 million, an increase of approximately $8.4 million, or 49% from the comparable period in 2006. This increase is attributable to increases in interest rates and higher average balance in our investment portfolio from the comparable period in 2006, due primarily to the receipt of a $250.0 million milestone payment we received from BMS on March 31, 2006.

Interest expense for the six months ended June 30, 2007 amounted to approximately $6.0 million, an increase of approximately $2.6 million, or 77% from the comparable period in 2006. The increase is due to the fact that we finalized construction of our BB50 manufacturing facility in May of 2006, and therefore, ceased capitalizing interest on the construction of the facility at that time.

Provision for Income Taxes

Our effective tax rate for the six months ended June 30, 2007 is higher than the comparable period in 2006 mainly due to the utilization of fully reserved deferred tax assets in 2006, combined with the fact we had a partial release of our valuation allowance in the first quarter of 2006. The Company’s annual effective income tax rate for 2007 is expected to be approximately 42%, which is inclusive of discrete items recorded through the six months ended June 30, 2007. We expect to pay cash taxes of approximately $3.0 million in 2007.

Net Income

For the six months ended June 30, 2007, we had net income of $60.7 million, and $0.69 per diluted common share compared with net income of $266.8 million, and $2.93 per diluted common share for the comparable period in 2006. The fluctuation in results was due to the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, our principal sources of liquidity consisted of cash and cash equivalents and securities available for sale of approximately $1.1 billion. Historically, we have financed our operations through a variety of sources, most significantly through the issuance of public and private equity and convertible notes, license fees and milestone payments and reimbursements from our corporate partners. Since the approval of ERBITUX® on February 12, 2004, we began to generate royalty revenue and manufacturing revenue from the commercial sale of ERBITUX® by our corporate partners and we have generated income from operations since 2004. As we continue to generate income, our cash flows from operating activities are expected to increase as a source to fund our operations. Therefore, we anticipate that our future financial condition and our future operating performance will continue to experience significant changes and that past performance will not likely be indicative of our future performance.

SUMMARY OF CASH FLOWS

	June 30, 2007	June 30, 2006	Variance
Cash provided by (used in):
Operating activities	$41,086	$180,308	$(139,222)
Investing activities	(31,943)	(219,164)	187,221
Financing activities	27,218	61,548	(34,330)
Net increase in cash and cash equivalents	$36,361	$22,692	$13,669

Historically our cash flows from operating activities have fluctuated significantly due to the nature of our operations and the timing of our cash receipts. During the first half of 2007, we generated approximately $41.1 million in cash from operating activities, as compared to $180.3 million in the comparable period of 2006. The decrease in operating cash flows in the first half of 2007 is primarily due to the receipt of a $250.0 million milestone payment from our corporate partner BMS in March 2006, as a result of obtaining approval from the FDA for ERBITUX® in a second indication offset by an increase in royalty revenues in 2007. In addition, during the first six months of 2007, we have placed significant emphasis on identifying and implementing cost saving initiatives that have resulted in our ability to generate operational savings. Some of the savings have resulted from changing to new providers in the areas of insurance, technology infrastructure, and various other expense categories.

Our primary sources and uses of cash from investing activities consist of purchases and sales activity in our investment portfolio, which we manage based on our liquidity needs, possible business development transactions and amounts used for capital expenditures. During the first half of 2007, we used net cash from investing activities of $31.9 million comprised of approximately $5.7 million in acquisition of fixed assets, and we made net purchases of securities of approximately $26.2 million. The excess cash flows from operations for the first half of 2007 was invested in our investment portfolio.

Net cash flows generated in financing activities in 2007 were approximately $27.2 million, of which approximately $16.3 million of proceeds were generated from the exercise of stock options and sales under the Company’s employee stock purchase plan and $10.9 million was generated from tax benefits associated with equity net operating losses that will be taken as a reduction on our tax returns.

Our future working capital and capital requirements will depend upon numerous factors, including, but not limited to:

•       progress and cost of our research and development programs, pre-clinical testing and clinical studies;

•       the amount and timing of revenues earned from the commercial sale of ERBITUX®;

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

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

Our holdings of financial instruments comprise a mix of U.S. dollar denominated securities that may include U.S. corporate debt, foreign corporate debt, U.S. government debt, foreign government debt, asset-backed securities, auction rate securities and commercial paper. All such instruments are classified as securities available for sale. Generally, we do not invest in portfolio equity securities, commodities, foreign exchange contracts or use financial derivatives for trading purposes, however, we may make these investments depending upon our needs. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in investment grade fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We invest in securities that have a range of maturity dates.

The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of June 30, 2007: (in thousands, except interest rates)

	2007	2008	2009	2010	2011	2012 and Thereafter	Total	Fair Value
Fixed Rate	$130,000	$100,000	$85,041	$163,355	$20,000	$10,013	$508,409	$504,804
Average Interest Rate	3.51%	3.86%	4.75%	5.36%	5.5%	5.70%	4.50%
Variable Rate(1)	—	1,801	—	—	—	544,698	546,499	546,501
Average Interest Rate	—	5.70%	—	—	—	5.34%	5. 34%
	$130,000	$101,801	$85,041	$163,355	$20,000	$554,711	$1,054,908	$1,051,305

(1)             These holdings primarily consist of U.S. corporate and foreign corporate floating rate notes. Interest on the securities is adjusted monthly, quarterly or semi-annually, depending on the instrument, using prevailing interest rates. These holdings are highly liquid and we consider the potential for loss of principal to be minimal.

Our outstanding 1 3/8% fixed rate convertible senior notes in the principal amount of $600.0 million due May 15, 2024 are convertible into our common stock at a conversion price of $94.69 per share, subject to certain restrictions as outlined in the indenture agreement. The fair value of fixed interest rate instruments is affected by changes in interest rates and in the case of the convertible notes by changes in the price of our common stock as well. The fair value of the convertible senior notes was approximately $559.9 million at June 30, 2007.

Item 4.                        Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Executive Committee of the Board, Chairman and Senior Vice President, Finance, has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on such evaluation, our Executive Committee of the Board, Chairman and Senior Vice President, Finance have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information that we are required to disclose in the reports that we file or submit under the Exchange Act.

Changes In Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                        Legal Proceedings

Intellectual Property Litigation

As previously reported, on October 28, 2003, a complaint was filed by Yeda Research and Development Company Ltd. (“Yeda”) against ImClone Systems and Aventis Pharmaceuticals, Inc. (“Aventis”) in the U.S. District Court for the Southern District of New York (03 CV 8484). This action did not seek damages, but rather alleged that three individuals associated with Yeda should also be named as co-inventors on U.S. Patent No. 6,217,866, which relates to the therapeutic use of EGFR antibodies (such as ERBITUX®, the Company’s EGFR antibody product) in combination with chemotherapy. The Company has exclusively licensed this patent from Rhone-Poulenc Rorer Pharmaceuticals, now known as Sanofi-Aventis. On June 7, 2005, Yeda amended its U.S. complaint to seek sole inventorship of the subject patent. On November 4, 2005, the Court denied the Company’s motion for summary judgment with respect to this matter, as filed with the Court on June 24, 2005. At the same time, the Court granted summary judgment to Yeda dismissing two of ImClone’s affirmative defenses. A bench trial on the merits of Yeda’s complaint was held between June 5, 2006 and July 19, 2006. On September 18, 2006, the Court ruled in favor of Yeda by awarding it sole inventorship rights to the patent. The Company then appealed the Court’s decision to the Court of Appeals for the Federal Circuit. The appeal was docketed on October 5, 2006 (as No. 2007-1012). Briefing is now complete and a decision from the Federal Circuit is expected in due course. The Company, having had the advice of its patent counsel, believes the positions raised on appeal are sound, and it plans to vigorously pursue this appeal.

On September 20, 2006, subsequent to the Court’s inventorship decision, the Company also filed an action (06 CV 7190) against Yeda in the U.S. District Court for the Southern District of New York seeking a declaratory judgment that the patent is invalid. On October 31, 2006, Yeda filed an answer and counterclaim to the Company’s declaratory judgment complaint in which Yeda alleges the Company is liable to Yeda for willful patent infringement, unjust enrichment and conversion, and seeks damages from the Company and an order requiring the Company to license the patent and pay Yeda royalties until the patent expires. The declaratory judgment action remains in its early stages. The Company, having had the advice of its patent counsel, believes that the claims asserted in the declaratory judgment action are sound, and that Yeda’s counterclaims are not sound, and it plans to vigorously pursue this action. The Company is unable to predict the outcome of these actions at this time. If the Company’s appeal is unsuccessful and Yeda’s sole inventorship rights to the patent are upheld and the Company is unsuccessful with respect to its declaratory judgment action, the Company may become obligated to pay Yeda a royalty and may be liable to Yeda for other damages.

On March 25, 2004, an action was filed in the United Kingdom Patent Office entitled Referrer’s Statement requesting transfer of co-ownership and amendment of patent EP (UK) 0 667 165 to add three Yeda employees as inventors. Also on March 25, 2004, a German action entitled Legal Action was filed in the Munich District Court I, Patent Litigation Division, in which Yeda sought a 75% ownership interest in patent EP (DE) 0 667 165 based on its allegation that the inventorship on that patent was incorrect. The Company was not named as a party in these actions which relate to the European equivalent of U.S. Patent No. 6,217,866 discussed above. The Company intervened in the U.K. and German actions. Yeda sought to amend its pleadings in the United Kingdom and Germany to seek sole inventorship and sole ownership. Following hearings, both the U.K. and German courts held that Yeda was not entitled to amend its pleadings. In the U.K., Yeda sought leave from the House of Lords to appeal the High Court’s decision, and such leave was granted in November 2006. A hearing was held before the House of Lords on July 23-25, 2007. A judgment from the Court is unlikely before October 2007. In Germany, Yeda has appealed the lower court’s decision to the Higher Regional Court of Munich. The Higher Regional Court

is presently expected to hear the appeal in September 2007. Additionally, on or about March 25, 2005 and March 29, 2005, respectively, Yeda filed legal actions in Austria and France against both Aventis and ImClone Systems seeking full inventorship of EP (AU) 0 667 165 and EP (FR) 0 667 165, as well as payment of legal costs and fees. The Company, having had the advice of its patent counsel, believes there are sound defenses to these actions, and it presently plans to vigorously defend against the claims asserted. In addition, in December 2002, Opposition Proceedings seeking to revoke the European patent discussed above were brought by Scripps Research Institute, Amgen Inc., Abgenix, Inc., and YM Biosciences Inc. An Opposition Proceeding is an administrative process, the outcome of which may be that the European patent will be revoked. The Opposition Proceedings are suspended pending a final determination on the Yeda matter discussed above.

As previously reported, on May 4, 2004, a complaint was filed against the Company by Massachusetts Institute of Technology (“MIT”) and Repligen Corporation (“Repligen”) in the U.S. District Court for the District of Massachusetts (04-10884 RGS). This action alleges that ERBITUX® infringes U.S. Patent No. 4,663,281 (the “‘281 patent”), which is owned by MIT and exclusively licensed to Repligen and that the Company should therefore pay damages. On July 28, 2006, the Court denied the Company’s motion for summary judgment seeking to dismiss all claims on the basis that the patent rights at issue were exhausted as a matter of law and granted MIT and Repligen’s cross motion that their patent rights were not exhausted. On September 26, 2006, a hearing was held in response to a Motion for Sanctions filed by Repligen, which alleged that the Company’s counsel, Kenyon & Kenyon, and the Company acted improperly during and after the deposition of one of Repligen’s potential witnesses. In May 2007, the Company hired the law firm of Wiley Rein LLP to replace Kenyon and Kenyon and to represent it in this case. The Court allowed Repligen’s motion and ordered sanctions against the Company, including the possibility of an adverse jury instruction. The Court held a hearing on July 26, 2007 for the purpose of construing the disputed claim terms of the ‘281 patent, and we are waiting for a ruling from the Court. The Court has set a trial date of September 2007. The Company, having had the advice of its patent counsel, believes that its defenses are sound, and it plans to vigorously defend against the claims asserted. The outcome cannot be predicted with certainty, however, and the Company could be liable for substantial damages in the event of an adverse judgment at trial.

On February 5, 2007, a complaint was filed against the Company by Abbott Laboratories (“Abbott”) in the U.S. District Court for the District of Massachusetts (07-cv-10216). This action alleges that the manufacture and sale of ERBITUX® infringes U.S. Patent No. 5,665,578, which is owned by Abbott and that the Company should therefore pay damages. On April 24, 2007, the Company filed an answer, which it amended on May 17, 2007, to this complaint denying all claims. This case is currently in its early stages. The Company, having had the advice of its patent counsel, believes that its defenses are sound, and it plans to vigorously defend against the claims asserted. The Company is unable to predict the outcome of this action at the present time.

No reserve has been established in the financial statements for any of the items described above in this Part II. Item 1—“Legal Proceedings—Intellectual Property Litigation” because the Company does not believe that such a reserve is required to be established at this time under Statement of Financial Accounting Standards No. 5. However, if in a future period, events in any such legal proceedings render it probable that a loss will be incurred and if such loss is reasonably estimable, the Company will establish such a reserve. Thus, it is possible that legal proceedings and settlements arising therefrom, if any, may have a material adverse impact on operating results for that period, on our balance sheet or both.

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

IMCLONE SYSTEMS INCORPORATED (Registrant)
Date: August 9, 2007	By:	/s/ ALEXANDER J. DENNER
Alexander J. Denner
Executive Committee of the Board, Chairman
Principal Executive Officer
Date: August 9, 2007	By:	/s/ ANA I. STANCIC
Ana I. Stancic
Senior Vice President, Finance
Principal Financial Officer