Form 10-Q
period 2007-09-30
IMCLONE SYSTEMS INC
filed 2007-11-09
CIK 765258

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2007
Common Stock, par value $0.001	86,252,110 Shares

IMCLONE SYSTEMS INCORPORATED
INDEX

i

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

        IMCLONE SYSTEMS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share and share data)
(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$414,323	$20,568
Securities available for sale	642,441	1,023,609
Prepaid expenses	3,159	3,972
Amounts due from corporate partners	92,640	78,030
Inventories	117,394	102,215
Deferred income taxes, net	14,708	29,715
Other current assets	13,244	12,123

Total current assets	1,297,909	1,270,232

Property, plant and equipment, net	404,464	423,000
Deferred financing costs, net	6,034	8,818
Deferred income taxes, net	107,767	124,033
Other assets	27,496	13,753

Total assets	$1,843,670	$1,839,836

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable (including $1,387 and $4,765 due Bristol-Myers Squibb Company ("BMS") at September 30, 2007 and December 31, 2006, respectively)	$24,424	$26,421
Accrued expenses (including $3,079 and $21,705 due BMS at September 30, 2007 and December 31, 2006, respectively)	58,355	69,080
Current portion of deferred revenue	66,203	142,013
Other current liabilities	4,719	1,418

Total current liabilities	153,701	238,932

Deferred revenue, less current portion	238,529	237,864
Long-term debt	600,000	600,000
Share-based compensation, less current portion	734	261
Deferred rent, less current portion	3,505	3,130

Total liabilities	996,469	1,080,187

Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $1.00 par value; authorized 4,000,000 shares; reserved 1,200,000 series B participating cumulative preferred stock, none issued or outstanding	—	—
Common stock, $0.001 par value; authorized 200,000,000 shares; issued 87,169,631 and 86,143,604 at September 30, 2007 and December 31, 2006, respectively; outstanding 86,178,566 and 85,138,930 at September 30, 2007 and December 31, 2006, respectively	87	86
Additional paid-in capital	905,291	865,560
Accumulated deficit	(10,534)	(71,785)
Treasury stock, at cost; 991,065 and 1,004,674 at September 30, 2007 and December 31, 2006, respectively	(28,754)	(29,149)
Accumulated other comprehensive loss:
Net unrealized loss on securities available for sale	(18,889)	(5,063)

Total stockholders' equity	847,201	759,649

Total liabilities and stockholders' equity	$1,843,670	$1,839,836

See accompanying notes to consolidated financial statements.

IMCLONE SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Royalties	$87,853	$78,599	$242,360	$213,483
License fees and milestones	19,226	34,948	81,965	212,807
Manufacturing	21,973	20,884	61,456	68,589
Collaborative agreement reimbursements	18,495	16,266	53,698	50,805

Total revenues	147,547	150,697	439,479	545,684

Operating expenses:
Research and development	43,626	26,437	112,224	87,013
Clinical and regulatory	4,761	13,527	33,389	43,537
Selling, general and administrative	20,748	15,977	54,674	56,941
Royalties	19,324	18,051	55,098	56,531
Cost of manufacturing revenue	22,256	19,187	59,110	61,466
Litigation settlement	50,000	—	50,000	—

Total operating expenses	160,715	93,179	364,495	305,488

Operating income (loss)	(13,168)	57,518	74,984	240,196

Other income (expense):
Interest income	13,369	11,058	39,203	28,444
Interest expense	(3,100)	(2,974)	(9,062)	(6,350)
Gain on insurance settlement	3,775	—	3,775	—

Other income, net	14,044	8,084	33,916	22,094

Income before income taxes	876	65,602	108,900	262,290
Income tax provision (benefit)	1,792	8,286	49,156	(61,826)

Net income (loss)	$(916)	$57,316	$59,744	$324,116

Earnings (loss) per common share:
Basic	$(0.01)	$0.68	$0.70	$3.86

Diluted	$(0.01)	$0.65	$0.69	$3.58

Shares used in calculation of earnings (loss) per common share:
Basic	85,957	84,335	85,649	84,013

Diluted	85,957	91,915	86,568	91,974

See accompanying notes to consolidated financial statements.

IMCLONE SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$59,744	$324,116
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	23,593	22,054
Amortization of deferred financing costs	2,784	2,784
Share-based compensation	4,480	6,264
Tax benefit from share-based compensation	(14,040)	(69,133)
Loss on disposal of fixed assets	3,969	—
Deferred income taxes	31,273	(146,764)
Other	40	—
Changes in:
Prepaid expenses	813	(1,974)
Amounts due from corporate partners	(14,610)	(33,512)
Inventories	(15,179)	(5,732)
Other current assets	(1,121)	(2,910)
Other assets	(14,037)	903
Accounts payable	(1,997)	(7,557)
Accrued expenses	1,753	86,088
Share-based compensation, less current portion	473	661
Other current liabilities	3,301	2,063
Withholding tax liability	—	(31,736)
Deferred revenue	(75,145)	40,314
Deferred rent, less current portion	375	493

Net cash (used in) provided by operating activities	(3,531)	186,422

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(8,772)	(41,118)
Purchases of securities available for sale	(1,229,228)	(1,213,832)
Proceeds from sale of securities available for sale	1,346,750	872,665
Proceeds from maturities of securities available for sale	249,820	120,800

Net cash provided by (used in) investing activities	358,570	(261,485)

Cash flows from financing activities:
Proceeds from exercise of stock options	23,620	17,166
Proceeds from issuance of common stock under the employee stock purchase plan	556	669
Tax benefit from share-based compensation	14,040	69,133
Proceeds from sale of treasury stock	500	—

Net cash provided by financing activities	38,716	86,968

Net increase in cash and cash equivalents	393,755	11,905
Cash and cash equivalents at beginning of period	20,568	3,403

Cash and cash equivalents at end of period	$414,323	$15,308

Supplemental cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$4,215	$1,503

Income taxes	$3,722	$4,058

Non-cash investing and financing activity:
Change in net unrealized loss in securities available-for-sale	$13,826	$(2,832)

See accompanying notes to consolidated financial statements.

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Business Overview and Basis of Presentation

        The accompanying consolidated financial statements of ImClone Systems Incorporated ("ImClone Systems" or the "Company") as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 are unaudited. The accompanying unaudited consolidated balance sheets, statements of operations and statements of cash flows have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. The financial statements reflect all adjustments, consisting only of normal, recurring adjustments, which are in the opinion of management, necessary for a fair presentation for the interim periods. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and related revenue and expense accounts and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with GAAP. Actual results could differ materially from those estimates. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC.

        The results of operations for the interim periods are not necessarily indicative of results to be expected for the entire fiscal year or any other period.

        The Company is a biopharmaceutical company whose mission is to advance oncology care by developing and commercializing a portfolio of targeted treatments designated to address the medical need of patients with cancer. Our commercially available product, ERBITUX® (cetuximab) binds specifically to epidermal growth factor receptor (EGFR, HER1, c-ErbB-1) on both normal and tumor cells, and competitively inhibits the binding of epidermal growth factor (EGF) and other ligands, such as transforming growth factor-alpha. We are conducting, and in some cases have completed, clinical studies evaluating ERBITUX for broader use in colorectal cancer, squamous cell carcinoma of the head and neck ("SCCHN"), for the potential treatment of lung and pancreatic cancers, as well as other potential indications. The Company does not operate separate lines of business or separate business entities and does not conduct any of its operations outside the United States. Accordingly, the Company does not prepare discrete financial information with respect to separate product areas or by location and does not have separately reportable segments.

Impact of Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 157, "Accounting for Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, and establishes a framework for measuring fair value in accordance with GAAP, and expands disclosure about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the requirements of SFAS 157.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits the measurement of certain financial instruments and certain other items at fair value. Entities may choose to measure eligible items at fair value at specified election dates, reporting unrealized gains and losses on such items at each subsequent reporting period. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the requirements of SFAS 159.

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(1) Business Overview and Basis of Presentation (Continued)

        In June 2007, the Emerging Issues Task Force reached a consensus on Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Good or Services to Be Used in Future Research and Development Activities." This Issue requires that nonrefundable advance payments for research and development activities be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed or when the goods or services are no longer expected to be provided. This Issue will be effective for fiscal years beginning after December 15, 2007, and earlier adoption is not permitted. This consensus is to be applied prospectively for new contracts entered into after that date. The Company is currently evaluating the potential impact of this consensus on its consolidated financial statements.

Comprehensive Income (Loss)

        The following table reconciles net income to comprehensive income (loss): (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income (loss)	$(916)	$57,316	$59,744	$324,116
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities during the period	(15,286)	4,835	(13,826)	2,832

Total other comprehensive income (loss)	(15,286)	4,835	(13,826)	2,832

Total comprehensive income (loss)	$(16,202)	$62,151	$45,918	$326,948

        The tax benefit (provision) on the items included in other comprehensive income (loss) assuming they were recognized in income would be approximately $6.3 million and $(687,000) for the three months ended September 30, 2007 and 2006, respectively, and $5.7 million and $(388,000) for the nine months ended September 30, 2007 and 2006, respectively.

        The increase in unrealized losses for the three and nine months ended September 30, 2007 is due to a decline in the fair market value of certain debt securities. These investments are all AAA/Aaa rated and interest continues to be paid by the holder of the instruments. The Company believes that this loss position is temporary and that no asset impairment charge is needed at this time.

Fair Value of Financial Instruments

        The fair value of the Company's 1 3/8% convertible senior notes of $600.0 million was approximately $559.5 million and $545.6 million at September 30, 2007 and December 31, 2006, respectively, based on their quoted market price.

Treasury Stock

        John H. Johnson was appointed as the Company's Chief Executive Officer ("CEO") in August 2007. On September 7, 2007, the Company sold 13,609 shares of treasury stock to Mr. Johnson for an aggregate consideration of $500,000, or $36.74 per share, which was the fair value of our common stock on such date, in order to enable Mr. Johnson to satisfy his obligation under his employment agreement to purchase $500,000 worth of Company common stock within three months of his commencement of employment.

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(1) Business Overview and Basis of Presentation (Continued)

Insurance Reimbursement

        Other income for the third quarter of 2007 includes a gain of $3.8 million from the proceeds of an insurance reimbursement primarily for lost royalties on an ERBITUX shipment that was damaged in-transit during 2006.

(2) Inventories

        Inventories are stated at the lower of cost, determined on the first-in-first-out method, or market. Inventories consist of the following: (in thousands)

	September 30, 2007	December 31, 2006
Raw materials and supplies	$16,153	$17,818
Work in process	89,763	79,048
Finished goods	11,478	5,349

Total	$117,394	$102,215

        In June 2006, the Company began producing ERBITUX for commercial use at its multiple product manufacturing facility ("BB50"), located in Branchburg, New Jersey. On August 20, 2007, the Company received approval from the U.S. Food and Drug Administration ("FDA") for the manufacture of ERBITUX in BB50, and therefore is now able to sell the ERBITUX inventory produced in BB50. Effective July 2007, the Company transitioned its BB50 plant from the production of ERBITUX to the production of pipeline products and is expensing the cost of manufacturing these products as Research and Development expense. The Company's current plan is to produce pipeline products in BB50 during the remainder of 2007.

(3) Property, Plant and Equipment

        Property, plant and equipment are recorded at cost and consist of the following: (in thousands)

	September 30, 2007	December 31, 2006
Land	$4,899	$4,899
Building	282,811	281,556
Leasehold improvements	24,266	14,595
Machinery and equipment	174,577	164,869
Furniture and fixtures	6,957	6,368
Construction in progress	28,839	45,924

Total cost	522,349	518,211
Less accumulated depreciation	(117,885)	(95,211)

Property, plant and equipment, net	$404,464	$423,000

        In the first quarter of 2007, the Company determined that it was not cost effective to develop its Spring Street facility to house its Research organization. As a result, the Company recorded a write-off of approximately $3.6 million related to design and engineering costs associated with this facility that were included in construction in progress as of December 31, 2006. This write-off is included in Research and Development expenses in the Company's Statement of Operations for the nine months

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(3) Property, Plant and Equipment (Continued)

ended September 30, 2007. The Company is in the process of evaluating alternative uses for this facility.

        The process of preparing consolidated financial statements in accordance with GAAP requires the Company to evaluate the carrying values of its long-lived assets. The recoverability of the carrying values of long-lived assets depends on the Company's ability to earn sufficient returns on ERBITUX. Other than the asset impairment discussed above, based on management's current estimates, the Company expects to recover the carrying value of such assets.

(4) Share-Based Compensation Plans

        On February 15, 2007, the Company awarded, for no consideration, 268,283 Restricted Stock Units ("RSU") to its employees under its 2006 Stock Incentive Plan (the "06 Plan"). The grant date fair value of the Company's RSU awards was calculated using the closing market price of the Company's common stock as listed on the Nasdaq Global Select Market on February 15, 2007. The RSU granted in this issuance vest 33 1/3% annually over the three-year vesting period. On August 27, 2007, the Company awarded 31,347 RSU to its new CEO under the 06 Plan. The grant date fair value of the such RSU awards was calculated using the closing market price of the Company's common stock as listed on the Nasdaq Global Select Market on August 27, 2007. The RSU granted to the CEO vest 25% annually over the four-year vesting period.

        RSU activity for the nine months ended September 30, 2007 is summarized as follows:

	Number of Shares	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	—
Granted	299,630
Forfeitures	(41,230)

Outstanding at September 30, 2007	258,400	1.50	$10,682

Expected to vest	211,184	1.43	$8,730

        The weighted average grant date fair value of the RSU was $29.84. The aggregate intrinsic value of RSU outstanding as of September 30, 2007 is calculated as the number of shares multiplied by the closing market price of our common stock on that date, which was $41.34.

        The Company recognized for the three and nine months ended September 30, 2007 approximately $426,000 and $1.0 million, respectively, in share-based compensation expense, net of amounts capitalized, for RSU granted under the 06 Plan. As of September 30, 2007, there was $5.0 million of total unrecognized compensation cost related to the RSU. This amount considers the Company's expected forfeiture rate. That cost is expected to be recognized over a weighted average period of 2.6 years. The Company will utilize newly issued shares to satisfy the vesting of RSU.

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4) Share-Based Compensation Plans (Continued)

        In addition to the RSU discussed above, the Company also granted stock options for promotions and new hire grants. The activity related to stock options for the nine months ended September 30, 2007 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	10,509,294	$38.55
Granted	936,000	$34.19
Exercised	(1,009,335)	$23.40
Forfeitures	(755,838)	$44.79

Outstanding at September 30, 2007	9,680,121	$39.23	5.78	$55,056

Vested and expected to vest	9,286,028	$39.45	5.64	$52,160

Exercisable at September 30, 2007	7,927,616	$40.38	5.04	$42,107

        The weighted average fair value of options granted during the three months ended September 30, 2007 and 2006 was $14.34 and $14.27, respectively. The weighted average fair value of options granted during the nine months ended September 30, 2007 and 2006 was $14.77 and $14.74, respectively. The aggregate intrinsic value of options outstanding at September 30, 2007 is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the 5,384,197 options that had exercise prices that were lower than the market price of the Company's common stock at September 30, 2007. The total intrinsic value of options exercised during the three months ended September 30, 2007 and 2006 was $4.2 million and $7.8 million, respectively, determined as of the date of exercise. The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $15.6 million and $21.0 million, respectively, determined as of the date of exercise.

(5) Earnings (Loss) Per Common Share

        Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period increased to include all additional common shares that would have been outstanding assuming potentially dilutive common share equivalents had been issued. Dilutive common share equivalents include (1) the dilutive effect of in-the-money shares related to stock options, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an option, the average amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital, if any, when the option is exercised, are assumed to be used to repurchase shares in the current period and (2) the conversion of convertible debt which is calculated using an "if-converted" basis. In addition, in computing the dilutive effect of convertible debt, the numerator is adjusted to add back the after-tax amount of interest recognized in the period and (3) the dilutive effect of RSU which is calculated under the treasury stock method. Under the treasury stock method for RSU, the average amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(5) Earnings (Loss) Per Common Share (Continued)

additional paid-in capital, if any, are assumed to be used to repurchase shares in the current period. For the three months ended September 30, 2007 and 2006, there were an aggregate of 16,231,000 and 9,132,000, respectively, potential common shares excluded from the diluted earnings per share computation because their inclusion would have had an anti-dilutive effect. For the nine months ended September 30, 2007 and 2006, there were an aggregate of 10,107,000 and 8,574,000, respectively, potential common shares excluded from the diluted earnings per share computation because their inclusion would have had an anti-dilutive effect. The potential common shares excluded from the computation consist of anti-dilutive stock options for all periods and anti-dilutive shares related to the RSU and 1 3/8% convertible notes for the three months ended September 30, 2007, and anti-dilutive shares related to the 1 3/8% convertible notes for the nine months ended September 30, 2007.

        Basic and diluted earnings (loss) per common share (EPS) were computed using the following: (in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
EPS Numerator—Basic:
Net Income (Loss)	$(916)	$57,316	$59,744	$324,116

EPS Denominator—Basic:
Weighted-average number of shares of common stock outstanding	85,957	84,335	85,649	84,013

EPS Numerator—Diluted:
Net Income (Loss)	$(916)	$57,316	$59,744	$324,116
Adjustment for interest, net of amounts capitalized and income tax effect	—	2,610	—	5,481

Net income (loss), adjusted	$(916)	$59,926	$59,744	$329,597

EPS Denominator—Diluted:
Weighted-average number of shares of common stock outstanding	85,957	84,335	85,649	84,013

Effect of dilutive securities:
Stock options	—	1,244	864	1,625
Restricted stock units	—	—	55	—
Convertible subordinated notes	—	6,336	—	6,336

Dilutive potential common shares	—	7,580	919	7,961

Weighted-average common shares and dilutive potential common shares	85,957	91,915	86,568	91,974

Basic earnings (loss) per common share	$(0.01)	$0.68	$0.70	$3.86
Diluted earnings (loss) per common share	$(0.01)	$0.65	$0.69	$3.58

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6) Taxes

        The Company's estimated annual effective income tax rate for 2007 is expected to be approximately 41.5%, excluding the effect of any discrete charges. For the nine months ended September 30, 2007, the Company has recognized a net discrete charge of approximately $4.3 millon primarily related to certain tax return method changes filed as well as certain deferred charges. The difference between the statutory rate and the Company's expected annual effective income tax rate primarily relates to state taxes. Actual cash tax payments in 2007 are estimated to be approximately $4.0 million.

        In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which clarifies the accounting and disclosure for uncertainty in tax positions. The Company adopted the provisions of FIN 48 effective January 1, 2007, and as a result of the adoption the Company recorded a decrease to beginning accumulated deficit of approximately $1.5 million and an offsetting amount to additional paid-in capital. As of the adoption date, the Company had unrecognized tax benefits of approximately $38.3 million. Of this amount $36.1 million would have impacted the effective income tax rate. A portion of the $36.1 million if recognized could have required an additional valuation allowance to be recorded.

        The Company recognizes both interest and penalties accrued related to unrecognized tax benefits as elements of income tax expense in the Consolidated Statements of Operations. As of the adoption date, the total amount of accrued interest and penalties was approximately $787,000. Additionally, during the three and nine months ended September 30, 2007, the Company recorded approximately $229,000 and $857,000, respectively, of net interest and penalties.

        The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The statute of limitations on the Company's federal income tax returns through 2002 has expired. A New Jersey State audit was recently concluded for income tax years 2001 through 2004. The outcome of this audit did not have a material impact on the Company's results of operations or financial position. The statute of limitations on the Company's New Jersey income tax returns through 2002 has expired.

(7) Collaborative Agreements

        The following represents an update of the Company's contractual relationship with Merck KGaA and BMS during the nine months ended September 30, 2007. For a more detailed description of the Company's contractual agreements with our partners Merck KGaA and BMS, reference Note 10 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

(a) Merck KGaA

        In July 2006, the Company and Merck KGaA entered into agreements amending and supplementing the 1998 development and license agreement. As part of the agreements, the Company consented to Merck KGaA's sublicense of certain intellectual property rights relating to the development and commercialization of an anti-EGFR antibody to Takeda Pharmaceutical Company ("Takeda"). Merck KGaA and Takeda signed an alliance in September 2005 for the development and commercialization of matuzumab (EMD-72000), a humanized EGFR-targeting monoclonal antibody. In consideration for the Company's consent, Merck KGaA agreed to pay the Company € 2.5 million within 30 days of the execution of the agreements and a further € 5.0 million within 30 days of the Company's

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) Collaborative Agreements (Continued)

written consent to the sublicense. The Company received the payments of € 2.5 million and € 5.0 million in August 2006 and August 2007, respectively and has deferred the revenue associated with these payments and is recognizing them over the estimated service period. The Company has a liability due Merck KGaA of approximately $58,000 as of September 30, 2007 and December 31, 2006.

(b) Bristol-Myers Squibb Company

        In July 2007, the Company and BMS amended the terms of their commercial agreement for the co-development and co-promotion of ERBITUX in North America (the "BMS Amendment"). Under the BMS Amendment, the companies have jointly agreed to expand the investment in the ongoing clinical development plan for ERBITUX by up to several hundred million dollars. Development costs, up to a threshold amount, will be the sole responsibility of BMS; costs in excess of this threshold will be shared by both companies according to a pre-determined ratio. With this additional funding, the companies will further explore the use of ERBITUX in additional tumor types including brain, breast, bladder, esophageal, gastric, lung, pancreas and prostate.

        Under the BMS Amendment, ERBITUX clinical development costs, up to a threshold amount, are the sole responsibility of BMS, with costs in excess of this threshold shared by both companies according to a predetermined ratio effective January 1, 2007. As a result, reimbursable ERBITUX clinical development costs from BMS increased by $2.8 million for the nine months ended September 30, 2007, including $2.3 million for costs previously recorded by the Company in the first half of 2007 that are now reimbursable. Also, an adjustment of $7.6 million was recorded in clinical and regulatory expenses to reduce the Company's share of ERBITUX clinical development costs incurred by BMS that were previously recorded, which the Company is no longer required to reimburse.

        Development of the Product—The Company incurred approximately $943,000 and $4.1 million pursuant to cost sharing agreements with BMS for the three months ended September 30, 2007 and 2006, respectively and $2.6 million and $17.7 million for the nine months ended September 30, 2007 and 2006, respectively. The decreases versus the comparable periods are due to more development costs being the responsibility of BMS as a result of the BMS Amendment. The Company has also incurred $601,000 and $1.0 million for the three months ended September 30, 2007 and 2006, respectively, and $1.9 million and $2.2 million for the nine months ended September 30, 2007 and 2006, respectively, related to the agreement with respect to development in Japan.

  Collaborative Agreement Tables

        Royalty revenue consists of the following: (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
BMS—ERBITUX	$71,957	$68,100	$197,627	$189,158
Merck KGaA—ERBITUX	15,860	10,442	44,651	24,055
Other	36	57	82	270

Total royalty revenue	$87,853	$78,599	$242,360	$213,483

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) Collaborative Agreements (Continued)

        License fees and milestone revenue consists of the following: (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
BMS—ERBITUX	$18,958	$34,830	$81,460	$212,578
Merck KGaA—ERBITUX	268	118	505	229

Total license fees and milestone revenue	$19,226	$34,948	$81,965	$212,807

        Manufacturing revenue consists of the following: (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
BMS—ERBITUX	$20,923	$20,305	$57,781	$64,541
Merck KGaA—ERBITUX	1,050	579	3,675	4,048

Total manufacturing revenue	$21,973	$20,884	$61,456	$68,589

        Collaborative agreement reimbursement revenue consists of the following: (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
BMS:
ERBITUX supplied for clinical trials	$2,736	$1,936	$7,875	$6,329
ERBITUX clinical and regulatory expenses	7,040	3,277	14,430	9,419
ERBITUX selling, general and administrative	387	297	878	848
ERBITUX royalty expenses	4,612	7,858	12,668	21,826

Total BMS	14,775	13,368	35,851	38,422
Merck KGaA:
ERBITUX supplied for clinical trials	1,815	1,651	11,477	7,215
ERBITUX selling, general and administrative	1	10	89	109
ERBITUX royalty expenses	1,904	1,238	5,681	5,044

Total Merck KGaA	3,720	2,899	17,247	12,368
Other	—	(1)	600	15

Total collaborative agreement reimbursement revenue	$18,495	$16,266	$53,698	$50,805

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) Collaborative Agreements (Continued)

        Amounts due from corporate partners consists of the following: (in thousands)

	September 30, 2007	December 31, 2006
BMS—ERBITUX	$75,008	$64,991
Merck KGaA—ERBITUX	17,632	13,039

Total amounts due from corporate partners	$92,640	$78,030

        Deferred revenue consists of the following: (in thousands)

	September 30, 2007	December 31, 2006
BMS—ERBITUX commercial agreement	$292,755	$374,215
Merck KGaA—ERBITUX development and license agreement	11,977	5,662

Total deferred revenue	304,732	379,877
Less current portion	(66,203)	(142,013)

Total long term deferred revenue	$238,529	$237,864

(c) Merck KGaA/Bristol-Myers Squibb Company Japan Commercial Agreement

        On October 12, 2007, the Company entered into agreements with Merck KGaA and BMS for the co-development and co-commercialization of ERBITUX in Japan. Under the terms of the agreements, the Company, BMS and Merck KGaA will collaborate on a joint effort to develop and, following regulatory approval, market ERBITUX in Japan for the treatment of EGFR-expressing mCRC, as well as for the treatment of any other cancers the parties agree to pursue. BMS and Merck KGaA will utilize their respective sales forces in Japan, and the three companies will share development costs incurred and profits/losses realized as a result of their collaboration. Merck Serono Japan will distribute the product and record the sales for the collaboration. The agreements have a term of twenty-five years; provided that either BMS or Merck KGaA may terminate the agreement without cause upon three months' notice if ERBITUX is not launched in Japan by December 31, 2009 and without cause upon six months' notice following the earlier of a launch of a biosimilar product in Japan and the tenth anniversary of the agreements.

        The Company, BMS and Merck KGaA submitted an application in Japan earlier this year for the use of ERBITUX in treating patients with EGFR-expressing mCRC. The submission is a result of a collaboration among the three companies and is based on results from studies conducted in North America, Europe and Japan. ERBITUX is the first monoclonal antibody that inhibits EGFR to be submitted for marketing authorization in Japan.

        The terms of these new agreements provide that Merck KGaA will receive 50% of the profit/loss from sales in Japan and bear 50% of the related development expense, and the Company and BMS will each receive 25% of the profit/loss and bear 25% of the related development expense. The sharing of profit/loss reflect the co-exclusive rights to ERBITUX in Japan previously granted by the Company to Merck KGaA and BMS. In addition to its percentage of profit/loss, ImClone Systems will receive from Merck KGaA a royalty equal to 4.75% of total net sales in Japan. Any bulk ERBITUX supplied by the Company pursuant to the agreements for use in Japan will be at its fully burdened manufacturing cost.

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8) Commitments and Contingencies

        On October 28, 2003, a complaint was filed by Yeda Research and Development Company Ltd. ("Yeda") against ImClone Systems and Aventis Pharmaceuticals, Inc. ("Aventis") in the U.S. District Court for the Southern District of New York (03 CV 8484). This action did not seek damages, but rather alleged that three individuals associated with Yeda should also be named as co-inventors on U.S. Patent No. 6,217,866, which relates to the therapeutic use of EGFR antibodies (such as ERBITUX, the Company's EGFR antibody product) in combination with chemotherapy. The Company has exclusively licensed this patent from Rhone-Poulenc Rorer Pharmaceuticals, now known as Sanofi-Aventis. On June 7, 2005, Yeda amended its U.S. complaint to seek sole inventorship of the subject patent. On November 2, 2005, the Court denied the Company's motion for summary judgment with respect to this matter, as filed with the Court on June 24, 2005. At the same time, the Court granted summary judgment to Yeda dismissing two of the Company's affirmative defenses. A bench trial on the merits of Yeda's complaint was held between June 5, 2006 and July 19, 2006. On September 18, 2006, the Court ruled in favor of Yeda by awarding it sole inventorship rights to the patent. The Company then appealed the Court's decision to the Court of Appeals for the Federal Circuit. The appeal was docketed on October 5, 2006 (as No. 2007-1012). Briefing is now complete. A hearing is scheduled for December 7, 2007 and a decision from the Federal Circuit is expected in due course. The Company, having had the advice of its patent counsel, plans to vigorously pursue this appeal.

        On September 20, 2006, subsequent to the Court's inventorship decision, the Company also filed an action (06 CV 7190) against Yeda in the U.S. District Court for the Southern District of New York seeking a declaratory judgment that U.S. Patent No. 6,217,866 is invalid. On October 31, 2006, Yeda filed an answer and counterclaim to the Company's declaratory judgment complaint in which Yeda alleges the Company is liable to Yeda for willful patent infringement, unjust enrichment and conversion, and seeks damages from the Company and an order requiring the Company to license the patent and pay Yeda royalties until the patent expires. The Company filed an answer denying all counterclaims. In addition, on November 7, 2007, the Company filed a first amended answer to defendant's counterclaims asserting that the Company's activities are protected by the safe harbor provisions of 35 U.S.C 271(e)(1), that Yeda's claims for damages for any infringement more than six years prior to filing of its counterclaims are barred by the statute of limitations, and that federal law preempts Yeda's claims for unjust enrichment and conversion. The Company, having had the advice of its patent counsel, plans to vigorously pursue this action. The Company is unable to predict the outcome of these actions at this time. If the Company's appeal is unsuccessful and Yeda's sole inventorship rights to the patent are upheld and the Company is unsuccessful with respect to its declaratory judgment action, the Company may become obligated to pay Yeda a royalty and may be liable to Yeda for other damages.

        On March 25, 2004, an action was filed in the United Kingdom Patent Office requesting transfer of co-ownership to Yeda and amendment of patent EP (UK) 0 667 165 to add three Weizmann former employees as inventors. The Company was not named as a party in this action which relates to the European equivalent of U.S. Patent No. 6,217,866 discussed above. Accordingly, the Company intervened. On June 29, 2005, Yeda sought to amend its pleadings to seek sole ownership. That amendment was refused by the High Court and the Court of Appeal but was further appealed by Yeda to the House of Lords. The House of Lords heard Yeda's appeal on July 23-25, 2007. On October 24, 2007, the House of Lords issued a decision that reinstated the permission given by the Patent office, namely, that Yeda may proceed with a claim in relation to the EP (UK) to sole entitlement,

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8) Commitments and Contingencies (Continued)

alternatively to joint entitlement with Aventis. A hearing on the substantive case relating to entitlement to the EP (UK) will now likely occur in 2008.

        On March 25, 2004, a German action was filed in the Munich District Court I, Patent Litigation Division, in which Yeda claims a 75% ownership interest in patent EP (DE) 0 667 165 based on its allegation that the inventorship on that patent was incorrect. The Company was not named as a party in this action which relates to the European equivalent of U.S. Patent No. 6,217,866 discussed above. Accordingly, the Company intervened. On October 7, 2005, Yeda sought to amend its claim to seek sole ownership. That amendment was refused by the Munich District Court and on appeal by the Munich Higher Regional Court in a Decision dated September 20, 2007. That decision will likely be appealed by Yeda to the German Supreme Court. Presently, Yeda's claim in respect of the EP (DE) remains restricted to joint entitlement.

        On March 25, 2005, Yeda filed an action in the Austrian Patent Office ("APO") against Aventis seeking sole entitlement of EP (AU) 0 667 165, as well as payment of legal costs and fees. The Company was not named as a party to this action which relates to the European equivalent of US Pat. No. 6,217,866 discussed above. Accordingly, the Company intervened. Aventis' Defence and the Company's Intervention were filed on February 15, 2006. Yeda's Reply to the Defence/Intervention was filed on February 12, 2007. The Company's Rejoinder was filed on September 14, 2007. The case has been sent to the Technical Examiner, who will report back to the Nullity Division of the APO in due course. The Company, having had the advice of its patent counsel, believes there are sound defenses to these actions, and it plans to vigorously defend against the claims asserted.

        On March 29, 2005, Yeda filed an action in the Tribunal de Grande Instance, Paris jointly against Aventis and the Company seeking sole entitlement of EP (FR) 0 667 165, as well as payment of damages, legal costs and fees. This is the European equivalent of US Pat. No. 6,217,866. Aventis and the Company filed their Defences on September 22, 2006. Yeda submitted a Reply to Defence on September 17, 2007. Additionally, Yeda requested the French Court to take jurisdiction over the 9 non-French counterparts of the '165 EP in: Belgium, The Netherlands, Luxembourg, Liechtenstein, Sweden, Switzerland, Spain, Italy and Greece. A preliminary challenge to the jurisdiction of the French Court to hear Yeda's claim to those non-French parts of the European Patent will be made and that preliminary challenge is likely to be heard in early 2008. The Company, having had the advice of its patent counsel, believes there are sound defenses to these actions, and it plans to vigorously defend against the claims asserted.

        On May 4, 2004, an action was filed against the Company by Massachusetts Institute of Technology ("MIT") and Repligen Corporation ("Repligen"). This action alleged that ERBITUX infringes U.S. Patent No. 4,663,281, which is owned by MIT and exclusively licensed to Repligen and that the Company should therefore pay damages. In September 2007, the parties signed a settlement and certain sublicensing agreements, for which the Company paid $65.0 million in cash for full and final settlement of the claims against the Company in the matter, as well as for a royalty-free, irrevocable worldwide sublicense to technology patented under U.S. Patents No. 4,663,281. The total settlement was $65.0 million, of which $50.0 million was attributable to an expired Repligen patent and was expensed in the period and $15.0 million was attributed to the sublicensed Abbott patents. Repligen is responsible for providing MIT with its portion of the settlement payment. Repligen also granted to the Company a royalty-free, irrevocable worldwide sublicense for the future use of other patented technology, including U.S. Patent No. 5,665,578, which is owned by Abbott Laboratories ("Abbott"), but

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8) Commitments and Contingencies (Continued)

to which Repligen has the power to sublicense under an agreement between Abbott and Repligen. U.S. Patent No. 5,665,578 is the patent upon which Abbott sued the Company for patent infringement earlier this year.

        On February 5, 2007, a complaint was filed against the Company by Abbott in the U.S. District Court for the District of Massachusetts (07-cv-10216). This action alleges that the manufacture and sale of ERBITUX infringes U.S. Patent No. 5,665,578, which is owned by Abbott and that the Company should therefore pay damages. On April 24, 2007, the Company filed an answer, which it amended on May 17, 2007, to this complaint denying all claims. The court has ordered a mediation hearing to occur on December 20, 2007. The Company, having had the advice of its patent counsel, plans to vigorously defend against the claims asserted.

        In December 2002, Opposition Proceedings seeking to revoke EP (UK) 0 667 165 were brought by Scripps Research Institute, Amgen Inc., Abgenix, Inc., and YM Biosciences Inc. The Opposition Proceedings are suspended pending a final determination of the entitlement cases in Europe.

        On May 2, 2007, the Company filed an Opposition in the European Patent Office against EP 1,058,562 B1, which is a patent directed to, inter alia, the use of either radiation or chemotherapy in concert with an EGFR antibody that inhibits receptor dimerization. The patent is assigned to the University of Pennsylvania. Oppositions to that European Patent have also been filed by Amgen, Merck KGaA, Oncoscience, Genmab and Hoffmann La-Roche.

        No reserve has been established in the financial statements for any of the legal proceedings described above as the Company does not believe that such a reserve is required to be established at this time under SFAS No. 5. However, if in a future period, events in any such legal proceedings render it probable that a loss will be incurred and if such loss is reasonably estimable at that time, the Company will establish such a reserve. Thus, it is possible that legal proceedings and settlements arising there from, if any, may have a material adverse impact on operating results for that period, on our balance sheet or both.

        In October 2001, the Company entered into a sublease (the "Sublease") for a four-story building at 325 Spring Street, New York, New York, which includes approximately 100,000 square feet of usable space. The Sublease has a term of 22 years, followed by two five-year renewal option periods. In order to induce the sublandlord to enter into the Sublease, the Company made a loan to the sublandlord in the principal amount of a $10.0 million note receivable, of which $8.0 million is outstanding as of September 30, 2007. The loan is secured by a leasehold mortgage on the prime lease as well as a collateral assignment of rents by the sublandlord. The loan is payable by the sublandlord over 20 years and bears interest at 5 1/2% in years one through five, 6 1/2% in years six through ten, 7 1/2% in years eleven through fifteen and 8 1/2% in years sixteen through twenty. In addition, the Company paid the owner a consent fee in the amount of $500,000. Effective March 1, 2005, the Company amended the Sublease to add an additional 6,500 square feet of space upon all the same terms and conditions set forth in the Sublease. In connection with this amendment, the Company paid an up-front fee of $1.7 million which is being amortized to lease expense over the respective term of the Sublease. The future minimum lease payments remaining as of September 30, 2007, are approximately $44.7 million.

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(9) Employee Benefit Plans

Defined Contribution Plan

        All employees of the Company who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan. The 401(k) plan allows eligible employees to defer up to 25% of their annual compensation, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. Under the 401(k) plan, the Company, at management's discretion, may match employee contributions and/or make discretionary contributions. Neither the employee contributions nor voluntary matching contributions are invested in the Company's securities. Total expense incurred by the Company was $502,000 and $607,000 for the three months ended September 30, 2007 and 2006, respectively, and approximately $1.6 million and $1.8 million for the nine months ended September 30, 2007 and 2006, respectively.

(10) Long-term Debt

        The Company's long-term debt was $600.0 million at September 30, 2007 and December 31, 2006. For a more detailed description of the Company's long-term debt, reference Note 8 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

        In December 2006, the FASB issued FASB Staff Position Issue No.EITF 00-19-2, "Accounting for Registration Payment Arrangements" ("FSP 00-19-2"). FSP 00-19-2 addresses an issuer's accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5. FSP 00-19-2 is effective immediately for registration payment arrangements and financial instruments subject to those arrangements that were entered into or modified subsequent to the issuance of FSP 00-19-2. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP 00-19-2, it is effective for financial statements issued for fiscal years beginning after December 15, 2006. The Company has adopted the provisions of FSP 00-19-2 as of January 1, 2007, and has determined that it had no impact on the consolidated financial statements.

        Under the Registration Rights Agreement for these convertible notes, the Company could be subject to liquidated damages if the effectiveness of the registration statement covering the convertible debt is not maintained at any time prior to the redemption of the convertible notes, the repayment of the convertible notes, or certain corporate events as defined in the convertible note agreement. The Company believes the likelihood of such an event occurring is remote and, as such has not recorded a liability as of September 30, 2007. In the unlikely event that it becomes probable that the Company would have to pay liquidated damages under the Registration Rights Agreement, until a shelf registration statement covering the convertible debt is again effective, the potential liquidated damages would be 0.25% of the outstanding amount of notes for the first 90 days and 0.50% of the outstanding amount of notes thereafter. Such damages (i) would accrue only with respect to the shares of the Company's common stock that were not already sold by the holder (using the registration statement or pursuant to SEC Rule 144) and that were not eligible for sale without a registration statement; (ii) would accrue only over the period during which the registration statement was not effective; and (iii) would be settled in cash in accordance with the terms of the Registration Rights Agreement.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis is provided to further the reader's understanding of the consolidated financial statements, financial condition and results of operations of ImClone Systems in this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the consolidated financial statements and the accompanying notes included in our filings with the SEC, including our 2006 Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risk and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below and under "Risk Factors" and elsewhere in our 2006 Annual Report on Form 10-K.

OVERVIEW

        ImClone Systems is a biopharmaceutical company whose mission is to advance oncology care by developing and commercializing a portfolio of targeted treatments designed to address the medical needs of patients with cancer. Our commercially available product, ERBITUX® (cetuximab) binds specifically to epidermal growth factor receptor (EGFR, HER1, c-ErbB-1) on both normal and tumor cells, and competitively inhibits the binding of epidermal growth factor (EGF) and other ligands, such as transforming growth factor-alpha. We are conducting, and in some cases have completed, clinical studies evaluating ERBITUX for broader use in colorectal cancer, squamous cell carcinoma of the head and neck ("SCCHN"), for the potential treatment of lung and pancreatic cancers, as well as other potential indications.

        In July 2007, the Company and BMS amended the terms of their agreement for the co-development and co-promotion of ERBITUX in North America ("the BMS Amendment"). Under this amendment, the companies have jointly agreed to expand the investment in the ongoing clinical development plan for ERBITUX by up to several hundred million dollars. Development costs, up to a threshold amount, will be the sole responsibility of BMS; costs in excess of this threshold amount will be shared by both companies according to a pre-determined ratio. With this additional funding, the companies will further explore the use of ERBITUX in additional tumor types including brain, breast, bladder, esophageal, gastric, lung, pancreas and prostate. In 2007 and beyond, the BMS Agreement will allow us to significantly reduce our clinical and regulatory expenses for ERBITUX while at the same time expanding the antibody's development.

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

        As a result of our substantial investment in research and development, we incurred significant operating losses prior to fiscal 2004 and have an accumulated deficit of $10.5 million as of September 30, 2007. We anticipate that our accumulated deficit will continue to decrease in the future as we earn revenues on commercial sales of ERBITUX and generate net income. There is no assurance that we will be able to continue to successfully manufacture market or commercialize ERBITUX or that potential customers will buy ERBITUX. We rely entirely on third-party manufacturers for filling and finishing services with respect to ERBITUX. If our current third-party manufacturers or critical raw material suppliers fail to meet our expectations, we cannot be assured that we will be able to enter into new agreements with other suppliers or third party manufacturers without an adverse effect on our business.

HIGHLIGHTS AND OUTLOOK

        John H. Johnson was appointed as the Company's Chief Executive Officer in August 2007. Mr. Johnson has more than two decades of executive and operational management experience in the biopharmaceutical and healthcare industries. He has held senior management positions of increasing responsibility at Johnson & Johnson and most recently served as Company Group Chairman of its worldwide biopharmaceuticals unit. Additionally, in July 2007, ImClone further strengthened its Board of Directors with the appointment of Dr. Thomas Deuel, a preeminent scientist with a strong background in oncology.

        In August 2007, ImClone Systems received FDA approval in August 2007 for a second facility to manufacture ERBITUX. The approval of this new 250,000-square-foot multi-product state-of-the-art manufacturing facility, referred to as "BB50", more than doubles the Company's total available production volume capacity for ERBITUX. This approval, in conjunction with ImClone Systems' existing "BB36"manufacturing facility, enhances the Company's ability to meet increasing demand for ERBITUX in the worldwide market while advancing its clinical development pipeline.

        In September 2007, ImClone Systems signed settlement and sublicensing agreements with MIT and Repligen to end litigation related to U.S. Patent No. 4,663,281, which is owned by the Massachusetts Institute of Technology ("MIT") and exclusively licensed to Repligen Corporation ("Repligen"). In addition to a full and final settlement of the claims against ImClone in the matter, Repligen granted to ImClone Systems a royalty-free, irrevocable worldwide sublicense for the future use of other patented technology, including U.S. Patent No. 5,665,578, which is owned by Abbott Laboratories ("Abbott"), but to which Repligen has the power to sublicense under an agreement between Abbott and Repligen. U.S. Patent No. 5,665,578 is the patent upon which Abbott sued ImClone Systems for patent infringement earlier this year.

        The U.S. in-market third quarter sales of ERBITUX continued to increase as compared to both the third quarter of 2006 and sequentially over the second quarter of 2007. We have built on the positive sales trend with increased promotional efforts to establish ERBITUX as the standard of care in refractory colorectal and head and neck cancers. With our expanded field force, we hope to increase share in markets where ERBITUX has proven to provide significant clinical benefit and has received FDA approvals. Overall, we are encouraged by the performance of ERBITUX and optimistic about our prospects for the future.

ERBITUX Clinical Development Update

        In October 2007, ImClone Systems, BMS and Merck KGaA established an agreement for the co-development and co-commercialization of ERBITUX in Japan. Under the terms of the agreement, the companies will collaborate on a joint effort to develop and, following regulatory approval, market ERBITUX in Japan for the treatment of EGFR expressing metastatic colorectal cancer (mCRC), as well as for the treatment of any other cancers the parties agree to pursue. The companies submitted an application in Japan earlier this year for the use of ERBITUX in treating patients with EGFR-expressing mCRC. ERBITUX is the first and only monoclonal antibody that inhibits the EGFR to be submitted for marketing authorization in Japan.

        In October 2007, the FDA approved an update to the ERBITUX product labeling to include overall survival data as a single agent in EGFR-expressing mCRC patients after failure of both irinotecan- and oxaliplatin-based regimens. With this approval, ERBITUX is the only approved biologic therapy to demonstrate improved overall survival as a single agent in patients with mCRC.

        In September 2007, the Company announced that a Phase III study of ERBITUX in combination with platinum-based chemotherapy (vinorelbine plus cisplatin) met its primary endpoint of increasing overall survival compared with chemotherapy alone in patients with advanced non-small cell lung cancer (NSCLC). This large, randomized multi-national study, known as FLEX, was conducted by Merck KGaA and enrolled patients with Stage IIIB or Stage IV NSCLC who had not previously received chemotherapy. Based on the FLEX results, ERBITUX is the only member of the class of epidermal growth factor inhibitors to demonstrate survival in the first-line treatment of patients with advanced NSCLC. Results from this study will be submitted for presentation at an upcoming medical conference.

        In July 2007, ImClone Systems and BMS amended the terms of their commercial agreement for the co-development and co-promotion of ERBITUX in North America. The amendment significantly increases BMS' financial investment in ERBITUX by up to several hundred million dollars. With this additional funding, the companies will seek to add numerous Phase II and Phase III clinical trials that will further explore the activity of ERBITUX in a wide variety of therapeutic settings. The companies intend to utilize the results of these studies to support new registration opportunities for ERBITUX.

Pipeline Clinical Development

        A number of the Company's clinical pipeline candidates have progressed into Phase II during the second half of 2007. Patient enrollment commenced for Phase II studies of IMC-A12 for mCRC and prostate cancer, for a Phase II study of IMC-1121B for renal cell cancer, and for a Phase II study of IMC-11F8 for mCRC. The Company plans to initiate additional Phase II and Phase III studies of these clinical pipeline candidates over the next several quarters. Also, the Company announced that the Cancer Therapy Evaluation Program (CTEP) of the Division of Cancer Treatment and Diagnosis (DCTD), National Cancer Institute (NCI), has selected 10 proposals for Phase I/II clinical trials of IMC-A12.

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

        Revenue Recognition—Our revenues are derived from four primary sources: royalty revenue, license fees and milestone payments, manufacturing revenue, and collaborative agreement reimbursement revenue.

        Royalty revenues from licensees, which are based on third-party sales of licensed products and technology, are recorded as earned in accordance with contract terms when third-party sales can be reliably measured and collection of funds is reasonably assured.

        Revenues from license fees and milestone payments primarily consist of up-front license fees and milestone payments received under the Commercial Agreement with BMS, relating to ERBITUX, and milestone payments received under the development and license agreement with Merck KGaA. We recognize all non-refundable up-front license fees as revenues in accordance with the guidance provided in the SEC's Staff Accounting Bulletin No. 104. Our most critical application of this policy relates to the $900.0 million in license fees and milestones received from BMS under the Commercial Agreement. We recognize license fees and milestones received from BMS based upon actual ERBITUX clinical development costs incurred as a percentage of the estimated total of such costs to be incurred over the projected term of the ERBITUX clinical development plan. Any future changes in the estimated total costs of the clinical development plan will be addressed on a prospective basis. Of the $900.0 million in payments received to date, $19.0 million and $81.5 million was recognized as revenue for the three and nine months ended September 30, 2007, respectively, and $607.3 million from the commencement of the Commercial Agreement in 2001 through September 30, 2007. The methodology used to recognize deferred revenue involves a number of estimates and judgments, such as the estimate of total ERBITUX clinical development costs to be incurred under the BMS Amendment. Changes in these estimates and judgments can have a significant effect on the size and timing of revenue recognition. In addition, if management had chosen a different methodology to recognize the license fees and milestone payments received under the Commercial Agreement, the Company's financial position and results of operations could have differed materially. For example, if the Company were to recognize the revenues earned from the Commercial Agreement on a straight-line basis over the life of the agreement, the Company would have recognized approximately $16.0 million and $48.0 million for the three and nine months ended September 30, 2007, respectively, and $237.1 million from the commencement of the Commercial Agreement through September 30, 2007. Management believes that the methodology used to recognize revenues under the Commercial Agreement, which reflects the level of effort consistent with our product development activities, is the most appropriate methodology because it reflects the level of expenditure and activity in the period in which it is being spent as compared to the total expected expenditure over the life of the ERBITUX clinical development plan. This cost-to-cost approach is systematic and rational, it provides a factually supportable pattern to track progress, and is reflective of the level of effort, which varies over time.

        Non-refundable upfront payments received from Merck KGaA were deferred due to our significant continuing involvement and are being recognized as revenue on a straight-line basis over the estimated service period because the activities specified in the agreement between the Company and Merck KGaA will be performed over the estimated service period and there is no other pattern or circumstances that indicate a different way in which the revenue is earned. In addition, the development and license agreement with Merck KGaA does not contain any provisions for establishing a clinical budget and none has been established between the parties. This agreement does not call for co-development with the Company in Merck KGaA's territory; rather Merck KGaA is solely responsible for regulatory efforts in its territory. Non-refundable milestone payments, which represent the achievement of a significant step in the research and development process, pursuant to collaborative agreements other than the Commercial Agreement, are recognized as revenue upon the achievement of the specified milestone. This is because each milestone payment represents the achievement of a substantive step in the research and development process and Merck KGaA has the right to evaluate the technology to decide whether to continue with the research and development program as each milestone is reached.

        Manufacturing revenue consists of revenue earned on the sale of ERBITUX to our corporate partners for subsequent commercial sale. The Company recognizes manufacturing revenue when the product is shipped, which is when our partners take ownership and title has passed, collectibility is reasonably assured, the sales price is fixed or determinable, and there is persuasive evidence of an arrangement. We are contractually obligated to sell ERBITUX to BMS at our cost of production plus a 10% markup on bulk. We sell bulk inventory to Merck KGaA at our cost of production. The continuing level of manufacturing revenue in future periods may fluctuate significantly based on market demand, our cost of production, as well as BMS's required level of safety stock inventory for ERBITUX and whether Merck KGaA continues to order ERBITUX for commercial use.

        Collaborative agreement reimbursement revenue consists of reimbursements received from BMS and Merck KGaA related to clinical and regulatory studies, ERBITUX provided to them for use in clinical studies, reimbursement of a portion of royalty expense and certain marketing and administrative costs. Collaborative agreement revenue is recorded as earned based on the performance requirements under the respective contracts.

        Inventories—Our policy is to capitalize inventory costs associated with our products when, based on management's judgment, future economic benefit is expected to be realized. Our accounting policy addresses the attributes that should be considered in evaluating whether the costs to manufacture a product have met the definition of an asset as stipulated in FASB Concepts Statement No. 6. If applicable, we assess the regulatory and approval process including any known constraints and impediments to approval. We also consider the shelf-life of the product in relation to the expected timeline for approval. We review our inventory for excess or obsolete inventory and write down obsolete or otherwise unmarketable inventory to its estimated net realizable value.

        In June 2006, we began producing ERBITUX for commercial use at our BB50 manufacturing facility and on August 20, 2007, we received approval from the FDA for the manufacture of ERBITUX in BB50, and are now able to sell the ERBITUX inventory produced in BB50.

        Litigation—The Company is currently involved in certain legal proceedings more fully described under Part II—Item 1—"Legal Proceedings" and as disclosed in the notes to the consolidated financial statements. As of September 30, 2007, we have not established a legal reserve in our financial statements as we do not believe that such a reserve is required to be established at this time, in accordance with Statement of Financial Standards ("SFAS") No. 5, "Accounting for Contingencies." However, if in a future period, events in any such legal proceedings render it probable that a loss will be incurred, and if such loss is reasonably estimable at that time, we will establish such a reserve. Thus, it is possible that legal proceedings and settlements arising there from, if any, may have a material adverse impact on the operating results for that period, on our balance sheet or both.

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

Impact of Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Accounting for Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, and establishes a framework for measuring fair value in accordance with accounting GAAP, and expands disclosure about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the requirements of SFAS 157.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits the measurement of certain financial instruments and certain other items at fair value. Entities may choose to measure eligible items at fair value at specified election dates, reporting unrealized gains and losses on such items at each subsequent reporting period. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the requirements of SFAS 159.

        In June 2007, the Emerging Issues Task Force reached a consensus on Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Good or Services to Be Used in Future Research and Development Activities." This Issue requires that nonrefundable advance payments for research and development activities be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed or when the goods or services are no longer expected to be provided. This Issue will be effective for fiscal years beginning after December 15, 2007, and earlier adoption is not permitted. This consensus is to be applied prospectively for new contracts entered into after that date. The Company is currently evaluating the potential impact of this consensus on its consolidated financial statements.

RESULTS OF OPERATIONS

        Selected financial and operating data for the three and nine months ended September 30, 2007 and 2006 are as follows: (in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Variance	2007	2006	Variance
Results of Operations:
Royalties	$87,853	$78,599	$9,254	$242,360	$213,483	$28,877
License fees and milestones	19,226	34,948	(15,722)	81,965	212,807	(130,842)
Manufacturing	21,973	20,884	1,089	61,456	68,589	(7,133)
Collaborative agreement reimbursements	18,495	16,266	2,229	53,698	50,805	2,893

Total revenues	147,547	150,697	(3,150)	439,479	545,684	(106,205)

Research and development	43,626	26,437	17,189	112,224	87,013	25,211
Clinical and regulatory	4,761	13,527	(8,766)	33,389	43,537	(10,148)
Selling, general and administrative	20,748	15,977	4,771	54,674	56,941	(2,267)
Royalties	19,324	18,051	1,273	55,098	56,531	(1,433)
Cost of manufacturing revenue	22,256	19,187	3,069	59,110	61,466	(2,356)
Litigation settlement	50,000	—	50,000	50,000	—	50,000

Total operating expenses	160,715	93,179	67,536	364,495	305,488	59,007

Operating income (loss)	$(13,168)	$57,518	$(70,686)	$74,984	$240,196	$(165,212)

Three Months Ended September 30, 2007 and 2006

Revenues

  Royalties

        Royalty revenues consist primarily of royalty payments earned on the sales of ERBITUX by our partners, BMS and Merck KGaA. Under our agreement with BMS, we are entitled to royalty payments equal to 39% of BMS's net sales of ERBITUX in the United States and Canada. Under our agreement with Merck KGaA, beginning July 2006, we are entitled to royalty payments equal to 9.5% of Merck's KGaA's net sales outside of the United States and Canada.

        In the third quarter of 2007, our royalty revenue increased by approximately $9.3 million, or 12%, from the comparable period in 2006 due to an increase in domestic and international net sales of ERBITUX. U.S. in-market sales by BMS in the third quarter of 2007 amounted to $184.5 million compared to the comparable period in 2006 of $174.6 million, an increase of $9.9 million, or 6%. Approximately $9.0 million of this increase resulted from BMS transitioning from a drop-shipment methodology to a more traditional wholesaler distribution model in the third quarter of 2007 whereby currently three domestic wholesalers are now maintaining an inventory of ERBITUX for distribution in the U.S. International net sales of ERBITUX by our partner Merck KGaA in the third quarter of 2007 amounted to approximately $166.9 million, an increase of $56.8 million or 52% from the comparable period in 2006.

  License Fees and Milestones

        License fees and milestone revenues consist of the recognition of up-front license fees and milestone payments received under the Commercial Agreement with BMS and recognition of payments received under the development and license agreements with Merck KGaA. In the third quarter of 2007, total license fees and milestone revenue consisted of approximately $19.0 million earned from BMS and $268,000 from Merck KGaA, as compared to the same period in 2006, in which approximately $34.8 million was earned from BMS and $118,000 was earned from Merck KGaA.

        The decrease in license fees and milestone revenues is attributable to the impact of the BMS Amendment on the ERBITUX clinicial development cost estimates used to calculate BMS license fees and milestone revenues.

  Manufacturing

        Manufacturing revenues consist of sales of ERBITUX to our corporate partners for commercial use. In accordance with the Commercial Agreement, we are contractually obligated to sell ERBITUX to BMS at our cost of production plus a 10% markup on bulk. We sell bulk inventory to Merck KGaA at our cost of production.

        During the third quarter of 2007, manufacturing revenue increased by $1.1 million from the comparable period in 2006 primarily due to an increase in the number of vials sold by both of our corporate partners year over year. This increase was partially offset by efficiencies in the manufacturing process of ERBITUX resulting in a decrease in the price we charge our partners for ERBITUX.

  Collaborative Agreement Reimbursements

        Collaborative agreement reimbursement revenue consists primarily of reimbursements from our partners BMS and Merck KGaA under our collaborative agreements. There are certain categories for which we receive reimbursement from our partners: the cost of ERBITUX supplied to our partners for use in clinical studies, clinical and regulatory expenses, certain marketing and administrative expenses, and a portion of royalty expense. During the third quarter of 2007, we earned approximately

$18.5 million in collaborative agreement revenue, which consists of $14.8 million earned from BMS and $3.7 million earned from Merck KGaA, as compared to $16.3 million earned in the comparable period in 2006, of which $13.4 million was earned from BMS and $2.9 million was earned from Merck KGaA.

        The increase from the comparable period of $2.2 million, or 14%, is primarily due to an increase in reimbursements of clinical expenses following the BMS Amendment. As a result of the BMS Amendment, ERBITUX clinical development costs, up to a threshold amount, are the sole responsibility of BMS, with costs in excess of this threshold amount shared by both companies according to a predetermined ratio, effective January 1, 2007. As a result, reimbursable ERBITUX clinical development costs from BMS increased by $2.8 million for the quarter, including $2.3 million for costs previously recorded by us in the first half of 2007 that are now reimbursable. The increase is also due to more reimbursable clinical trial activity year over year of approximately $1.0 million as well as an increase in clinical shipments of ERBITUX to our partners of approximately $1.0 million. These increases were offset by a decrease in reimbursement for royalty expenses of $2.6 million resulting from the lower reimbursement rate from BMS for third-party royalties, which dropped from 4.5% to 2.5%, effective January 1, 2007.

Expenses

  Research and Development

        Research and development expenses include costs associated with our in-house research programs, product and process development expenses, costs to manufacture our product candidates for clinical studies, quality assurance, and quality control infrastructure. Research and development expenses also include our cost of inventory that is supplied to our corporate partners for use in clinical studies that are reimbursable from our corporate partners. Approximately $4.6 million and $3.6 million of costs representing research and development expenses in the third quarters of 2007 and 2006, respectively, were reimbursable and included under collaborative agreement reimbursement revenue since they represent inventory supplied to our partners for use in clinical studies.

        Research and development expenses in the third quarter of 2007 of $43.6 million increased from the comparable period in 2006 by $17.2 million, or 65%. This increase is primarily due to the transition of our BB50 manufacturing facility from the production of ERBITUX to pipeline products on July 1, 2007. This transition resulted in approximately $14 million of inventory production costs for pipeline products being recorded as research and development expense as compared to the prior year when these costs were incurred and capitalized into the production of ERBITUX. In addition, there was an increase of $5.6 million in material costs associated with the production of pipeline products which were expensed. These increases were partially offset by decreases in various other expense categories.

        For the full year of 2007, we expect research and development expenses to be in the range of approximately $155 to $160 million.

  Clinical and Regulatory

        Clinical and regulatory expenses consist of costs to conduct our clinical studies and associated regulatory activities. Clinical and regulatory expenses in the third quarter of 2007 amounted to $4.8 million, a decrease of $8.8 million or 65% from the comparable period in 2006. Clinical and regulatory expenses includes certain amounts that are reimbursable from our corporate partners. As a result, approximately $7.0 million and $3.3 million of the costs included in this category for the third quarters of 2007 and 2006, respectively, are reflected as revenues under collaborative agreement reimbursement revenue since they represent costs that are reimbursable by our corporate partners.

        The BMS Amendment specifies that each year BMS will fund nearly all of the annual ERBITUX development costs up to a specific threshold amount and that we will contribute a portion of the costs in excess of that threshold amount. For 2007, this threshold amount is effective January 1, 2007, therefore, a $7.6 million adjustment was recorded by the Company to reduce previously expensed ERBITUX clinical development costs incurred during the period prior to signing the BMS Amendment, which fell under the newly established threshold amount and therefore are the sole responsibility of BMS.

        For the full year of 2007, we expect clinical and regulatory expense to be in the range of approximately $50 to $55 million.

  Selling, General and Administrative

        Selling, general and administrative expenses include selling and administrative personnel costs, including related facility costs, additional costs to develop internal selling and field operations capabilities and expenses associated with applying for patent protection for our technology and products.

        Selling, general and administrative expenses in the third quarter of 2007 amounted to $20.7 million, an increase of $4.8 million or 30% from the comparable period in 2006. Expenses in this category have increased from the comparable period in 2006, mainly due to the expansion of our field sales force during the second quarter of 2007 as well as an increase in legal fees associated with patent litigation matters. Selling, general and administrative expenses include amounts reimbursable from our corporate partners of which approximately $388,000 and $307,000 of costs in the third quarters of 2007 and 2006, respectively, were reimbursable and included in collaborative agreement reimbursement revenue.

        For the full year of 2007, we expect total selling, general and administrative expenses to be in the range of approximately $75 to $80 million.

  Royalties

        Royalty expense consists of obligations related to certain licensing agreements regarding ERBITUX. In July 2007, a patent we licensed expired and therefore the royalty rate we pay on North American net sales decreased from 9.25% to 8.50%. We pay a low single-digit royalty on sales outside of North America, which will increase if sales outside of North America consist of ERBITUX produced in the United States. In 2007, we receive reimbursements from our corporate partners of 2.5% on North American net sales and a single-digit percentage on net sales outside of North America, which is reflected in collaborative agreement reimbursement revenue. Approximately $6.5 million and $9.1 million of royalty expense were reimbursable by our corporate partners and included as collaborative agreement reimbursement revenue in the third quarters of 2007 and 2006, respectively.

        In the third quarter of 2007, we incurred royalty expense of $19.3 million an increase of $1.3 million, or 7%, from the comparable period in 2006. The increase is due to an increase in global net sales of ERBITUX in the third quarter of 2007 from the comparable period in 2006.

  Cost of Manufacturing Revenue

        We sell ERBITUX to BMS at our cost of production plus a 10% mark-up on bulk and to Merck KGaA at our cost of production. Therefore, depending on certain circumstances, such as the mix of demand from our partners, and the costs of filling and finishing ERBITUX bulk (for which we do not charge a 10% markup when selling to BMS), we expect that our gross margins on sales of ERBITUX may fluctuate from quarter to quarter.

        Cost of manufacturing revenue in the third quarter of 2007 amounted to $22.3 million, which includes a $2.1 million expense for batches of ERBITUX that were damaged during the period, compared to approximately $19.2 million for the same period of 2006. Excluding the costs of the damaged batches, our gross margin was 8% for the third quarter of 2007.

  Litigation Settlement

        Litigation settlement expense of $50.0 million was recorded in the third quarter of 2007 resulting from the settlement agreement executed in September 2007 with MIT and Repligen. The total settlement was $65.0 million, of which $50.0 million was attributable to an expired Repligen patent and was expensed in the period and $15.0 million was attributed to the sublicensed Abbott patents.

  Other Income (Expense)

        Interest income in the third quarter of 2007 amounted to $13.4 million, an increase of approximately $2.3 million, or 21% from the comparable period in 2006. This increase is attributable to higher average interest rates and balance of our investment portfolio from the comparable period in 2006.

        Interest expense in the third quarter of 2007 amounted to $3.1 million, an increase of $126,000 from the comparable period in 2006.

        Other income for the third quarter of 2007 includes a gain of $3.8 million from the proceeds of an insurance reimbursement primarily for lost royalties on an ERBITUX shipment that was damaged in-transit during 2006.

  Provision for Income Taxes

        Our estimated annual effective income tax rate for 2007 is approximately 41.5%, excluding the effect of any discrete charges. The income tax provision for the quarter ended September 30, 2007 reflects the cumulative impact of the increased estimated annual effective tax rate. Additionally, during the three months ended September 30, 2007, the Company recorded a benefit of approximately $786,000 primarily related to the reconcilation of estimates to actual filed tax returns. The estimated annual income tax rate is higher than the prior year's rate mainly due to the utilization in 2006 of fully reserved deferred tax assets. Cash taxes in 2007 are expected to be approximately $4 million.

  Net Income (Loss)

        In the third quarter of 2007 we had a net loss of $916,000, or $(0.01) per diluted common share, compared with net income of $57.3 million, or $0.65 per diluted common share for the comparable period in 2006. The fluctuation in results was due to the factors noted above.

Nine Months Ended September 30, 2007 and 2006

Revenues

  Royalties

        Royalty revenues consist primarily of royalty payments earned on net sales of ERBITUX by our partners, BMS and Merck KGaA. Under our agreement with BMS, we are entitled to royalty payments equal to 39% of BMS's net sales of ERBITUX in the United States and Canada. Under our agreement with Merck KGaA, beginning July 2006, we are entitled to royalty payments equal to 9.5% of Merck's KGaA's net sales outside of the United States and Canada.

        For the nine months ended September 30, 2007, royalty revenue amounted to $242.4 million, an increase of $28.9 million, or 14%, from the comparable period in 2006. This increase is due to an increase in global net sales of ERBITUX. U.S. in-market sales by BMS for the first nine months of 2007 amounted to $506.7 million, an increase of $21.7 million, or 4% compared to the prior year period. Approximately $10.6 million of this increase resulted from BMS's switch from a drop-shipment methodology to a more traditional wholesaler distribution model in the third quarter of 2007 whereby currently three domestic wholesalers are now maintaining an inventory of ERBITUX for distribution in the U.S. Outside of North America. Net sales of ERBITUX by Merck KGaA in the first nine months of 2007 amounted to $470.0 million, an increase of $167.6 million or 55% from the comparable period in 2006.

  License Fees and Milestones

        License fees and milestone revenues consist of the recognition of up-front license fees and milestone payments received under the Commercial Agreement with BMS and recognition of payments received under the development and license agreements with Merck KGaA. For the nine months ended September 30, 2007, license fees and milestone revenue consisted of $81.5 million earned from BMS and $505,000 from Merck KGaA, as compared to the same period in 2006 in which $212.6 million was earned from BMS and $229,000 was earned from Merck KGaA.

        The decrease of $130.8 million, or 60%, from the comparable period in 2006 is due to the fact that in March 2006, we received the last milestone payment from BMS of $250.0 million, as a result of obtaining approval from the FDA for ERBITUX in a head and neck indication. The milestone revenue in the first quarter of 2006 included a "catch-up" adjustment of approximately $112.7 million related to the actual product clinical development costs incurred from inception through December 31, 2005 as a percentage of the estimated total costs to be incurred over the term of the Commercial Agreement.

  Manufacturing

        Manufacturing revenues consist of sales of ERBITUX to our corporate partners for commercial use. In accordance with the Commercial Agreement, we are contractually obligated to sell ERBITUX to BMS at our cost of production plus a 10% markup on bulk. We sell bulk inventory to Merck KGaA at our cost of production.

        During the first nine months of 2007, manufacturing revenue decreased by $7.1 million from the comparable period in 2006 due primarily to efficiencies in the manufacturing process of ERBITUX resulting in a decrease in the price we charge our partners for ERBITUX. Total volume purchases from our partners in the first nine months of 2007 increased by approximately 5% from the comparable period in 2006.

  Collaborative Agreement Reimbursements

        Collaborative agreement reimbursement revenue consists primarily of reimbursements from our partners BMS and Merck KGaA under our collaborative agreements. There are certain categories for which we receive reimbursement from our partners: the cost of ERBITUX supplied to our partners for use in clinical studies, clinical and regulatory expenses, certain selling and administrative expenses, and a portion of royalty expense. During the nine months ended September 30, 2007, we earned $53.7 million in collaborative agreement revenue, which primarily consists of approximately $35.9 million earned from BMS, approximately $17.2 million earned from Merck KGaA and $600,000 as final payment from a former corporate partner, as compared to $50.8 million earned in the comparable period in 2006, of which $38.4 million was earned from BMS and approximately $12.4 million was earned from Merck KGaA. The increase in collaborative agreement revenue of $2.9 million is principally due to increases in reimbursement for clinical drugs of approximately $5.8 million and in the reimbursement of clinical expenses of approximately $5.0 million, $2.3 million for costs previously recorded by the Company in the first half of 2007 that are now reimbursable by

BMS. These increases were partially offset by a decrease in reimbursement for royalty expense of $8.5 million, primarily resulting from the lower reimbursement rate from BMS for third-party royalties, which dropped from 4.5% to 2.5% on January 1, 2007.

  Research and Development

        Research and development expenses include costs associated with our in-house research programs, product and process development expenses, costs to manufacture our product candidates for clinical studies, quality assurance and quality control infrastructure. Research and development expenses also include our cost of inventory that is supplied to our corporate partners for use in clinical studies that are reimbursable from our corporate partners. Approximately $19.4 million and $13.5 million of costs representing research and development expenses in the first nine months of 2007 and 2006, respectively, were reimbursable and included under collaborative agreement reimbursement revenue as they represent inventory supplied to our partners for use in clinical studies.

        Research and development expenses for the nine months ended September 30, 2007 of $112.2 million increased by approximately $25.2 million, or 29%, from the comparable period in 2006. The increase is due primarily to the transition of our BB50 manufacturing facility from the production of ERBITUX to pipeline products on July 1, 2007. This transition resulted in inventory production costs for pipeline products being recorded as research and development expense as compared to the prior year when these costs were incurred and capitalized into the production of ERBITUX. As part of this transition we also experienced increased material costs associated with the development of our pipeline products of approximately $7.5 million which were expensed. In addition, we had an increase in shipments of ERBITUX to our partners for clinical studies of approximately $7.1 million, as well as the write-off of $3.6 million of previously capitalized costs associated with the development of our Spring Street location. These increases were partially offset by smaller decrease across various categories.

        For the full year of 2007, we expect research and development expenses to be in the range of approximately $155 to $160 million.

  Clinical and Regulatory

        Clinical and regulatory expenses consist of costs to conduct our clinical studies and associated regulatory activities. Clinical and regulatory expenses also include certain amounts that are reimbursable from our corporate partners. As a result, approximately $14.4 million and $9.4 million of the costs included in this category for the first nine months of 2007 and 2006, respectively, are reflected as revenues under collaborative agreement reimbursement revenue since they represent costs that are reimbursable by our corporate partners.

        Clinical and regulatory expenses for the nine months ended September 30, 2007 amounted to $33.4 million, a decrease of $10.1 million, or 23%, from the comparable period in 2006. This decrease is due primarily to an adjustment of $7.6 million that was recorded by the Company as a result of the BMS Amendment, to reduce previously expensed ERBITUX development costs incurred during the period prior to signing the BMS Amendment, which fell under the newly established threshold amount and therefore are the sole responsibility of BMS.

        For the full year of 2007, we expect clinical and regulatory expense to be in the range of approximately $50 to $55 million.

  Selling, General and Administrative

        Selling, general and administrative expenses include selling and administrative personnel costs, including related facility costs, additional costs to develop internal selling and field operations capabilities and expenses associated with applying for patent protection for our technology and products. Selling, general and administrative expenses also include amounts reimbursable from our corporate partners. Approximately $967,000 and $957,000 of costs in the first nine months of 2007 and 2006, respectively, were reimbursable and included in collaborative agreement reimbursement revenue.

        Selling, general and administrative expenses for the nine months ended September 30, 2007 amounted to $54.7 million, a decrease of $2.3 million or 4% from the comparable period in 2006. Expenses in this category have decreased from the comparable period in 2006, mainly due to a $4.2 million decrease in personnel costs as a result of the turnover of executive level employees, some of whom have not been replaced. This decrease was partly offset by small increases in various other categories.

        For the full year of 2007, we expect total selling, general and administrative expenses to be in the range of approximately $75 to $80 million.

  Royalties

        Royalty expense consists of obligations related to certain licensing agreements regarding ERBITUX. Due to the expiration of a patent we licensed, in July 2007 the royalty rate we pay on North American net sales decreased from 9.25% to 8.50%. We pay a low single-digit royalty on sales outside of North America, which will increase if sales outside of North America consist of ERBITUX produced in the United States. In 2007, we receive reimbursements from our corporate partners of 2.5% on North American net sales and a single-digit percentage on net sales outside of North America, which is reflected in collaborative agreement revenue. As a result, approximately $18.3 million and $26.9 million of royalty expense were reimbursable by our corporate partners and included as collaborative agreement revenue in the first nine months of 2007 and 2006, respectively.

        During the nine months ended September 30, 2007, we incurred royalty expense of $55.1 million, a decrease of $1.4 million, or 3% from the comparable period in 2006. The decrease is primarily due the fact that (1) prior to the second quarter of 2006, we paid royalties of approximately 12.25% of North American net sales and effective in the second quarter of 2006, our obligation decreased by 3%; and (2) as previouisly dicussed, as a result of the expiration in July 2007 of a patent we licensed, our total domestic royalty expense decreased from 9.25% to 8.5% These decreases in royalty rates were partially offset by the increased worldwide net sales of ERBITUX from $787.5 million for the first nine months of 2006 to $976.7 million in the first nine months of 2007.

  Cost of Manufacturing Revenue

        We sell ERBITUX to BMS at our cost of production plus a 10% mark-up on bulk and to Merck KGaA at our cost of production. Therefore, depending on certain circumstances, such as the mix of demand from our partners, and the costs of filling and finishing ERBITUX bulk (for which we do not charge a 10% markup when selling to BMS), we expect that our gross margins on sales of ERBITUX may fluctuate from quarter to quarter.

        Cost of manufacturing revenue for the nine months ended September 30, 2007 amounted to $59.1 million, which includes a $3.1 million charge for batches of ERBITUX that were damaged during the period, compared to approximately $61.5 million in the comparable period of 2006. Excluding the costs of the damaged batches, our gross margin was 9%.

  Litigation Settlement

        Litigation settlement expense of $50.0 million was recorded in the third quarter of 2007 resulting from the settlement agreement executed in September 2007 with MIT and Repligen. The total settlement was $65.0 million, of which $50.0 million was attributable to an expired Repligen patent and was expensed in the period and $15.0 million was attributed to the sublicensed Abbott patents.

  Other Income (Expense)

        Interest income for the nine months ended September 30, 2007 amounted to $39.2 million, an increase of approximately $10.8 million, or 38% from the comparable period in 2006. This increase is attributable to higher average interest rates and balances in our investment portfolio from the comparable period in 2006, due primarily to the receipt of a $250.0 million milestone payment we received from BMS on March 31, 2006.

        Interest expense for the nine months ended September 30, 2007 amounted to approximately $9.1 million, an increase of approximately $2.7 million, or 43% from the comparable period in 2006. The increase is primarily due to the fact that we finalized construction of our BB50 manufacturing facility in May 2006, and therefore, ceased capitalizing interest on the construction of the facility at that time.

        Other income for the third quarter of 2007 includes a gain of $3.8 million from the proceeds of an insurance reimbursement primarily for lost royalties on an ERBITUX shipment that was damaged in-transit during 2006.

  Provision for Income Taxes

        Our estimated annual effective income tax rate for 2007 is approximately 41.5%, excluding the effect of any discrete charges. Additionally, for the nine months ended September 30, 2007, the Company has recognized a net discrete charge of approximately $4.3 million primarily related to certain tax return method changes filed as well as certain deferred tax charges. The estimated annual income tax rate is higher than the prior year's rate mainly due to the utilization in 2006 of fully reserved deferred tax assets. For the nine months ended September 30, 2006, the Company had also recorded a discrete benefit related to the partial release of the valuation allowance. We expect to pay cash taxes of approximately $4 million in 2007.

  Net Income

        For the nine months ended September 30, 2007, we had net income of $59.7 million, or $0.69 per diluted common share compared with net income of $324.1 million, or $3.58 per diluted common share for the comparable period in 2006. The fluctuation in results was due to the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 2007, our principal sources of liquidity consisted of cash and cash equivalents and securities available for sale of approximately $1.1 billion. Historically, we have financed our operations through a variety of sources, most significantly through the issuance of public and private equity and convertible notes, license fees and milestone payments and reimbursements from our corporate partners. Since the approval of ERBITUX on February 12, 2004, we began to generate royalty revenue and manufacturing revenue from the commercial sale of ERBITUX by our corporate partners and we have generated income from operations since 2004. As we continue to generate income, our cash flows from operating activities are expected to increase as a source to fund our operations. Therefore, we anticipate that our future financial condition and our future operating performance will continue to experience significant changes and that past performance will not likely be indicative of our future performance.

SUMMARY OF CASH FLOWS

	September 30, 2007	September 30, 2006	Variance
Cash provided by (used in):
Operating activities	$(3,531)	$186,422	$(189,953)
Investing activities	358,570	(261,485)	620,055
Financing activities	38,716	86,968	(48,252)

Net increase in cash and cash equivalents	$393,755	$11,905	$381,850

        Historically our cash flows from operating activities have fluctuated significantly due to the nature of our operations and the timing of our cash receipts. During the first nine months of 2007, we used approximately $3.5 million in cash from operating activities, as compared to generating $186.4 million in the comparable period of 2006. The decrease in operating cash flows in the first nine months of 2007 is primarily due to the receipt of a $250.0 million milestone payment from our corporate partner BMS in March 2006, as a result of obtaining approval from the FDA for ERBITUX in a second indication, and the payment of $65.0 million to settle the Repligen/MIT litigation in September 2007, partially offset by an increase in cash flows from royalty revenues in 2007.

        Our primary sources and uses of cash from investing activities consist of purchases and sales activity in our investment portfolio, which we manage based on our liquidity needs, possible business development transactions and amounts used for capital expenditures. During the first nine months of 2007, we generated cash from investing activities of $358.6 million which consists of net proceeds of $367.4 million from sales and maturities of securities available for sale due to our decision to increase our money market fund investments until more stability returns to the financial markets. The proceeds were partially offset by approximately $8.8 million in acquisition of fixed assets. As of September 30, 2007, we had approximately $149.2 million of variable-rate financial instruments that failed at auction during the quarter. These investments are all AAA/Aaa rated and the interest continues to be paid by the holder of the notes. The Company believes that this loss position is temporary and that no asset impairment charge is needed at this time.

        Net cash flows generated in financing activities in 2007 were approximately $38.7 million, of which approximately $24.2 million of proceeds were generated from the exercise of stock options and sales under the Company's employee stock purchase plan, $14.0 million was generated from tax benefits associated with equity net operating losses that will be taken as a reduction on our tax returns, and $500,000 was generated through the sale of treasury stock.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Our holdings of financial instruments comprise a mix of U.S. dollar denominated securities that may include U.S. corporate debt, foreign corporate debt, U.S. government debt, foreign government debt, asset-backed securities, auction rate securities, and commercial paper. All such instruments are classified as securities available for sale. Generally, we do not invest in equity investments, commodities, foreign exchange contracts or use financial derivatives for trading purposes, however, we may make these investments depending upon our needs. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in investment grade fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We invest in securities that have a range of maturity dates.

        The table below presents the principal amounts and related weighted average interest rates by year of maturity for our fixed and variable rate securities within our investment portfolio as of September 30, 2007: (in thousands, except interest rates)

	2007	2008	2009	2010	2011	2012 and Thereafter	Total	Fair Value
Fixed Rate	$60,000	$115,015	$55,000	$193,397	$20,000	$10,012	$453,424	$452,856
Average Interest Rate	3.53%	4.10%	4.33%	5.39%	5.5%	5.70%	4.70%
Variable Rate(1)	—	1,801	—	—	—	175,020	176,821	158,487
Average Interest Rate	—	5.70%	—	—	—	5.69%	5.69%

	$60,000	$116,816	$55,000	$193,397	$20,000	$185,032	$630,245	$611,343

(1)
These holdings primarily consist of U.S. corporate and foreign corporate floating rate notes. Interest on the securities is adjusted monthly, quarterly or semi-annually, depending on the instrument, using prevailing interest rates. These holdings are highly liquid and we consider the potential for loss of principal to be minimal.

        Our outstanding 1 3/8% fixed rate convertible senior notes in the principal amount of $600.0 million due May 15, 2024 are convertible into our common stock at a conversion price of $94.69 per share, subject to certain restrictions as outlined in the indenture agreement. The fair value of fixed interest rate instruments is affected by changes in interest rates and in the case of the convertible notes by changes in the price of our common stock as well. The fair value of the convertible senior notes was approximately $559.5 million at September 30, 2007.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Interim Vice President, Finance, has evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Interim Vice President, Finance have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information that we are required to disclose in the reports that we file or submit under the Exchange Act.

Changes In Internal Control Over Financial Reporting

        There has been no change in our internal control over financial reporting during the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings

Intellectual Property Litigation

        As previously reported, on October 28, 2003, a complaint was filed by Yeda Research and Development Company Ltd. ("Yeda") against ImClone Systems and Aventis Pharmaceuticals, Inc. ("Aventis") in the U.S. District Court for the Southern District of New York (03 CV 8484). This action did not seek damages, but rather alleged that three individuals associated with Yeda should also be named as co-inventors on U.S. Patent No. 6,217,866, which relates to the therapeutic use of EGFR antibodies (such as ERBITUX, the Company's EGFR antibody product) in combination with chemotherapy. The Company has exclusively licensed this patent from Rhone-Poulenc Rorer Pharmaceuticals, now known as Sanofi-Aventis. On June 7, 2005, Yeda amended its U.S. complaint to seek sole inventorship of the subject patent. On November 4, 2005, the Court denied the Company's motion for summary judgment with respect to this matter, as filed with the Court on June 24, 2005. At the same time, the Court granted summary judgment to Yeda dismissing two of the Company's affirmative defenses. A bench trial on the merits of Yeda's complaint was held between June 5, 2006 and July 19, 2006. On September 18, 2006, the Court ruled in favor of Yeda by awarding it sole inventorship rights to the patent. The Company then appealed the Court's decision to the Court of Appeals for the Federal Circuit. The appeal was docketed on October 5, 2006 (as No. 2007-1012). Briefing is now complete. A hearing is scheduled for December 7, 2007 and a decision from the Federal Circuit is expected in due course. The Company, having had the advice of its patent counsel, plans to vigorously pursue this appeal.

        As previously reported, on September 20, 2006, subsequent to the Court's inventorship decision, the Company also filed an action (06 CV 7190) against Yeda in the U.S. District Court for the Southern District of New York seeking a declaratory judgment that U.S. Patent No. 6,217,866 is invalid. On October 31, 2006, Yeda filed an answer and counterclaim to the Company's declaratory judgment complaint in which Yeda alleges the Company is liable to Yeda for willful patent infringement, unjust enrichment and conversion, and seeks damages from the Company and an order requiring the Company to license the patent and pay Yeda royalties until the patent expires. The Company filed an answer denying all counterclaims. In addition, on November 7, 2007, the Company filed a first amended answer to defendant's counterclaims asserting that the Company's activities are protected by the safe harbor provisions of 35 U.S.C. 271(e)(1), that Yeda's claims for damages for any infringement more than six years prior to filing of its counterclaims are barred by the statute of limitations, and that federal law preempts Yeda's claims for unjust enrichment and conversion. The Company, having had the advice of its patent counsel, plans to vigorously pursue this action. The Company is unable to predict the outcome of these actions at this time. If the Company's appeal is unsuccessful and Yeda's sole inventorship rights to the patent are upheld and the Company is unsuccessful with respect to its declaratory judgment action, the Company may become obligated to pay Yeda a royalty and may be liable to Yeda for other damages.

        On March 25, 2004, an action was filed in the United Kingdom Patent Office requesting transfer of co-ownership to Yeda and amendment of patent EP (UK) 0 667 165 to add three Weizmann former employees as inventors. The Company was not named as a party in this action which relates to the European equivalent of U.S. Patent No. 6,217,866 discussed above. Accordingly, the Company intervened. On June 29, 2005, Yeda sought to amend its pleadings to seek sole ownership. That amendment was refused by the High Court and the Court of Appeal but was further appealed by Yeda to the House of Lords. The House of Lords heard Yeda's appeal on July 23-25, 2007. On October 24, 2007, the House of Lords issued a decision that reinstated the permission given by the Patent office, namely, that Yeda may proceed with a claim in relation to the EP (UK) to sole entitlement, alternatively to joint entitlement with Aventis. A hearing on the substantive case relating to entitlement to the EP (UK) will now likely occur in 2008.

        On March 25, 2004, a German action was filed in the Munich District Court I, Patent Litigation Division, in which Yeda claims a 75% ownership interest in patent EP (DE) 0 667 165 based on its allegation that the inventorship on that patent was incorrect. The Company was not named as a party in this action which relates to the European equivalent of U.S. Patent No. 6,217,866 discussed above. Accordingly, the Company intervened. On October 7, 2005, Yeda sought to amend its claim to seek sole ownership. That amendment was refused by the Munich District Court and on appeal by the Munich Higher Regional Court in a Decision dated September 20, 2007. That decision will likely be appealed by Yeda to the German Supreme Court. Presently, Yeda's claim in respect of the EP(DE) remains restricted to joint entitlement.

        On March 25, 2005, Yeda filed an action in the Austrian Patent Office ("APO") against Aventis seeking sole entitlement of EP (AU) 0 667 165, as well as payment of legal costs and fees. The Company was not named as a party to this action which relates to the European equivalent of US Pat. No. 6,217,866 discussed above. Accordingly, the Company intervened. Aventis' Defence and the Company's Intervention were filed on February 15, 2006. Yeda's Reply to the Defence/Intervention was filed on February 12, 2007. The Company's Rejoinder was filed on September 14, 2007. The case has been sent to the Technical Examiner, who will report back to the Nullity Division of the APO in due course. The Company, having had the advice of its patent counsel, believes there are sound defenses to these actions, and it plans to vigorously defend against the claims asserted.

        On March 29, 2005, Yeda filed an action in the Tribunal de Grande Instance, Paris jointly against Aventis and the Company seeking sole entitlement of EP (FR) 0 667 165, as well as payment of damages, legal costs and fees. This is the European equivalent of US Pat. No. 6,217,866. Aventis and the Company filed their Defences on September 22, 2006. Yeda submitted a Reply to Defence on September 17, 2007. Additionally, Yeda requested the French Court to take jurisdiction over the 9 non-French counterparts of the "165 EP in: Belgium, The Netherlands, Luxembourg, Liechtenstein, Sweden, Switzerland, Spain, Italy and Greece. A preliminary challenge to the jurisdiction of the French Court to hear Yeda's claim to those non-French parts of the European Patent will be made and that preliminary challenge is likely to be heard in early 2008. The Company, having had the advice of its patent counsel, believes there are sound defenses to these actions, and it plans to vigorously defend against the claims asserted.

        As previously reported, on May 4, 2004, an action was filed against the Company by Massachusetts Institute of Technology ("MIT") and Repligen Corporation ("Repligen"). This action alleged that ERBITUX infringes U.S. Patent No. 4,663,281, which is owned by MIT and exclusively licensed to Repligen and that the Company should therefore pay damages. In September 2007, the parties signed settlement and certain sublicensing agreements, for which the Company paid $65.0 million in cash for full and final settlement of the claims against the Company in the matter, as well as for a royalty-free, irrevocable worldwide sublicense to technology patented under U.S. Patent No. 4,663,281. Repligen is responsible for providing MIT with its portion of the settlement payment. Repligen also granted to the Company a royalty-free, irrevocable worldwide sublicense for the future use of other patented technology, including U.S. Patent No. 5,665,578, which is owned by Abbott but to which Repligen has the power to sublicense under an agreement between Abbott and Repligen. U.S. Patent No. 5,665,578 is the patent upon which Abbott sued the Company for patent infringement earlier this year.

        As previously reported, on February 5, 2007, a complaint was filed against the Company by Abbott in the U.S. District Court for the District of Massachusetts (07-cv-10216). This action alleges that the manufacture and sale of ERBITUX infringes U.S. Patent No. 5,665,578, which is owned by Abbott and that the Company should therefore pay damages. On April 24, 2007, the Company filed an answer, which it amended on May 17, 2007, to this complaint denying all claims. The court has ordered a mediation hearing to occur on December 20, 2007. The Company, having had the advice of its patent counsel, plans to vigorously defend against the claims asserted.

        In December 2002, Opposition Proceedings seeking to revoke EP (UK) 0 667 165 were brought by Scripps Research Institute, Amgen Inc., Abgenix, Inc., and YM Biosciences Inc. The Opposition Proceedings are suspended pending a final determination of the entitlement cases in Europe.

        On May 2, 2007, the Company filed an Opposition in the European Patent Office against EP 1,058,562 B1, which is a patent directed to, inter alia, the use of either radiation or chemotherapy in concert with an EGFR antibody that inhibits receptor dimerization. The patent is assigned to the University of Pennsylvania. Oppositions to that European Patent have also been filed by Amgen, Merck KGaA, Oncoscience, Genmab and Hoffmann La-Roche.

        No reserve has been established in the financial statements for any of the items described above in this Part II. Item 1—"Legal Proceedings—Intellectual Property Litigation" because the Company does not believe that such a reserve is required to be established at this time under Statement of Financial Accounting Standards No. 5. However, if in a future period, events in any such legal proceedings render it probable that a loss will be incurred and if such loss is reasonably estimable, the Company will establish such a reserve. Thus, it is possible that legal proceedings and settlements arising therefrom, if any, may have a material adverse impact on operating results for that period, on our balance sheet or both.

Item 1A.    Risk Factors

        There have been no material changes to the risk factors as set forth in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2006.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        On September 7, 2007, the Company sold 13,609 shares of treasury stock in a private placement exempt from registration in reliance on Section 4(2) under the Securities Act of 1933 to John H. Johnson, the Company's Chief Executive Officer, for an aggregate consideration of $500,000, or $36.74 per share, in order to enable Mr. Johnson to satisfy his obligation under his employment agreement to purchase $500,000 worth of Company common stock within three months of his commencement of employment.

Item 3.    Defaults upon Senior Securities

        Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

(a)	The Company held its annual meeting of stockholders on August 2, 2007 (the "Annual Meeting").
(b)
No response is required to Paragraph (b) because (i) proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended; (ii) there was no solicitation in opposition to those nominees listed in the proxy statement; and (iii) all such nominees were elected.
(c)	Each of the matters voted upon at the Annual Meeting were approved by the margins set forth below.

  (i)
  Proposal to approve nominees for the Board of Directors:

Name	In Favor	Withheld
Andrew R.J. Bonfield	63,823,716	498,289
Alexander J. Denner	45,758,217	18,561,788
Thomas F. Deuel	63,923,195	396,810
Jules Haimovitz	63,916,490	403,515
Carl C. Icahn	63,198,467	1,121,538
Peter S. Liebert	63,905,436	411,569
Richard C. Mulligan	63,784,408	535,597
David Sidransky	63,903,605	416,400
Charles Woler	63,912,894	407,111
  (ii)
  Proposal to ratify the appointment of KPMG LLP to serve as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2007:

FOR	63,461,501
AGAINST	778,734
ABSTAIN	79,770

Item 5.    Other Information

        Not applicable

Item 6.    Exhibits

Exhibit No.	Description
10.41	Amendment No. 2 to the Development, Promotion, Distribution and Supply Agreement, dated as of July 27, 2007, among the Company, Bristol-Myers Squibb Company and E.R. Squibb & Sons, L.L.C.
10.42	Employment Agreement between the Company and John H. Johnson dated August 8, 2007
31.1	Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMCLONE SYSTEMS INCORPORATED (Registrant)
Date: November 9, 2007	By:	/s/ JOHN H. JOHNSON John H. Johnson Chief Executive Officer Principal Executive Officer
Date: November 9, 2007	By:	/s/ PETER R. BORZILLERI Peter R. Borzilleri Interim Vice President, Finance Principal Financial Officer