Form 10-K
period 2007-12-31
IMCLONE SYSTEMS INC
filed 2008-02-29
CIK 765258

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-19612

IMCLONE SYSTEMS INCORPORATED
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	04-2834797 (IRS Employer Identification No.)
180 Varick Street, New York, NY (Address of principal executive offices)	10014 (Zip Code)
(212) 645-1405 (Registrant's telephone number, including area code) Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on which Registered
Common stock, par value $0.001 and associated preferred stock purchase rights	Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☒ No ☐

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

          The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant as of June 30, 2007 was $2,617,234,649.

          Number of shares of Common Stock; par value $0.001, outstanding as of February 22, 2008: 86,339,741

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive proxy statement to be delivered in connection with its 2008 Annual Meeting of Stockholders are incorporated by reference in Parts II and III of this report.

IMCLONE SYSTEMS INCORPORATED

2007 Annual Report on Form 10-K

TABLE OF CONTENTS

        As used in this Annual Report on Form 10-K, "ImClone Systems," "ImClone," "Company," "we," "ours," and "us" refer to ImClone Systems Incorporated, except where the context otherwise requires or as otherwise indicated.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

        The Company considers portions of the information in this Annual Report on Form 10-K to be "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act") and the Private Securities Litigation Reform Act of 1995. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, without limitation, the Company's future economic performance, plans and objectives for future operations and projections of revenue and other financial items. Forward-looking statements can be identified by the use of words such as "may," "will," "should," "expect," "anticipate," "estimate," "continue" or comparable terminology. Forward-looking statements are inherently subject to risks, trends and uncertainties, many of which are beyond the Company's ability to control or predict and some of which the Company might not even anticipate. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions at the time made, it can give no assurance that its expectations will be achieved. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

        Important factors that may cause actual results to differ materially from forward-looking statements include, but are not limited to, risks and uncertainties associated with the development of market demand for, and continued market acceptance of, ERBITUX® (cetuximab); fluctuations in our royalty, collaborative agreement reimbursement and manufacturing revenues; our dependence on Bristol-Myers Squibb and Merck KGaA to co-promote, market and sell ERBITUX; our ability to compete effectively with other pharmaceutical and biotechnological companies and products; obtaining and maintaining regulatory approval for our compounds and complying with other governmental regulations applicable to our business; obtaining adequate reimbursement from third- party payers; expending resources on, and completing pre-clinical and clinical studies of, our compounds that demonstrate such compounds' safety and efficacy; difficulties or delays in product manufacturing and finishing, and the receipt of raw materials that may cause shortfalls in the supply of ERBITUX or our product candidates; pressure to lower the price of ERBITUX because of new and/or proposed federal legislation or competition; the importation of products from overseas; attracting and retaining key personnel; changes in law or the United States Food and Drug Administration policy that expose us to competition from "generic" or "follow-on" versions of our products; protecting our proprietary rights and obtaining patent protection for new discoveries; commercial limitations imposed by patents owned or controlled by third-parties; the use of hazardous materials in our operations; our exposure to material product liability claims that could prevent or interfere with the commercialization of products; legal costs and the duration and outcome of legal proceedings and investigations; provisions of Delaware law, our charter, bylaws and stockholder rights plan that could hinder, delay or prevent changes in our control; volatility in our stock price; compliance with covenants in the indenture for our convertible notes and with the terms of other contractual obligations; and those other factors set forth in this report in Item 1- "Business," Item 1A- "Risk Factors" and Item 7- "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company assumes no obligation to update and supplement any forward-looking statements that may become untrue because of subsequent events whether as a result of new information, future events or otherwise.

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

        Our commercially available product, ERBITUX® (cetuximab), is a first-of-its-kind antibody that was first approved by the United States Food and Drug Administration (FDA) on February 12, 2004, for use in combination with irinotecan in the treatment of patients with epidermal growth factor receptor (EGFR)-expressing, metastatic colorectal cancer who are refractory to irinotecan-based chemotherapy and for use as a single-agent in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are intolerant to irinotecan-based chemotherapy. On March 1, 2006, the FDA approved ERBITUX for use in combination with radiation therapy for the treatment of locally or regionally advanced squamous cell carcinoma of the head and neck (SCCHN) and as a single-agent in recurrent or metastatic SCCHN where prior platinum-based chemotherapy has failed. On October 2, 2007, the FDA approved an update to the ERBITUX product labeling to include overall survival data as a single-agent in EGFR-expressing metastatic colorectal cancer patients after failure of both inrinotecan-and oxaliplatin-based regimens.

        Please see full prescribing information, available at www.ERBITUX.com, for important safety information relating to ERBITUX, including boxed warnings. ERBITUX binds specifically to the EGFR (also referred to as HER1 and c-ErbB-1) on both normal and tumor cells, and competitively inhibits the binding of the epidermal growth factor (EGF) and other growth stimulatory ligands, such as transforming growth factor-alpha. The EGFR is constitutively expressed in many normal epithelial tissues, including the skin and hair follicle. Expression of EGFR is also detected in many human cancers, particularly carcinomas, including those of the head and neck, colon and rectum, pancreas, stomach, lung, and breast. We are conducting, and in some cases have completed, clinical studies evaluating ERBITUX for broader use in colorectal, head and neck, lung, pancreatic, esophageal, stomach, prostate, bladder, and other cancers, as well as other potential indications.

        In September 2005, Health Canada approved ERBITUX for use in combination with irinotecan for the treatment of EGFR-expressing metastatic colorectal carcinoma in patients who are refractory to other irinotecan-based chemotherapy regimens and for use as a single-agent for the treatment of EGFR expressing, metastatic colorectal carcinoma in patients who are intolerant to irinotecan-based chemotherapy. However, ERBITUX is not currently being actively promoted in Canada.

        On December 1, 2003, Swissmedic, the Swiss agency for therapeutic products, approved ERBITUX in Switzerland for the treatment of patients with colorectal cancer who no longer respond to standard chemotherapy treatment with irinotecan. Merck KGaA licensed the right to market ERBITUX outside the U.S. and Canada from the Company in 1998. In Japan, Merck KGaA has marketing rights to ERBITUX, which are co-exclusive to the co-development rights of the Company and Bristol-Myers Squibb Company (BMS). On June 30, 2004, Merck KGaA received marketing approval by the European Commission to sell ERBITUX for use in combination with irinotecan for the treatment of patients with EGFR-expressing metastatic colorectal cancer after failure of irinotecan including cytotoxic therapy. On December 22, 2005, Swissmedic approved ERBITUX in Switzerland in combination with radiation in the treatment of patients with previously untreated advanced SCCHN.

        On January 31, 2007, an application was submitted to the Japanese Pharmaceuticals and Medical Device Agency for the use of ERBITUX in treating patients with advanced colorectal cancer. ERBITUX is the first immunoglobulin G-1 (IgG1) monoclonal antibody that inhibits EGFR to be submitted for marketing authorization in Japan.

        We co-promote and otherwise support the sale of ERBITUX in the U.S. and Canada together with our development, promotion and distribution partner BMS through its wholly-owned subsidiary E.R. Squibb & Sons, L.L.C. (E.R. Squibb). We manufacture ERBITUX for clinical studies and for commercial sales. According to our agreements with BMS and Merck KGaA, each is obligated to pay us certain royalties on their sales of ERBITUX.

        In addition to achieving approval in the above indications, we also have completed a comprehensive clinical development program to evaluate the broader use of ERBITUX in colorectal cancer, including two Phase III randomized studies known as EMR-013 (also known as CRYSTAL; first-line metastatic setting), and BMS-006 (also known as EPIC; second-line metastatic setting). The first-line metastatic study EMR-013 met its primary endpoint by significantly improving progression-free survival. In the Phase III randomized study BMS-006, the primary endpoint, overall survival, was not met, possibly because a high proportion of patients in the control (irinotecan only) arm received treatment with ERBITUX following development of progressive cancer, potentially confounding the interpretation of this endpoint. However, the secondary endpoints strongly favor the ERBITUX combination arm.

        In collaboration with the National Cancer Institute (NCI) Cooperative groups, studies in first-line colorectal cancer (CALGB 80203) and a first-line pancreatic cancer Phase III study (Southwest Oncology Group (SWOG) 0205) began to enroll patients in 2004. In April 2007, SWOG announced that SWOG 0205 did not meet its endpoint of improving overall survival. Subsequently CALGB 80203 was closed to enrollment after accruing 238 patients and a new first-line colorectal cancer protocol that incorporates both ERBITUX and Avastin® (bevacizumab) developed by CALGB (80405) began enrolling patients in late 2005 by all of the NCI Cooperative groups (Intergroup). Furthermore, the NCI Cooperative groups began a Phase III randomized study to evaluate the merits of adding ERBITUX in the adjuvant setting following definitive surgical treatment of Stage C (locoregional) colorectal cancer. A similar adjuvant study (PETACC-8) was also begun in Europe and other regions outside the U.S.. In September 2007, ImClone and its partners Merck KGaA and BMS announced that its pivotal Phase III study evaluating ERBITUX in patients with advanced non-small cell lung cancer (NSCLC) met its primary endpoint of increasing overall survival. In addition, numerous registration-directed studies of ERBITUX are underway in various other locoregional and advanced disease settings (colorectal, non-small cell lung, head and neck, stomach, esophageal, pancreatic, bladder, prostate, and other cancers) and pilot studies are either underway or planned to further evaluate the development of ERBITUX for other indications and tumor types.

        In addition to our work developing and commercializing ERBITUX, we have also advanced a number of investigational fully-human IgG1 monoclonal antibodies to various stages of clinical development, including those targeting angiogenesis and growth signaling mechanisms, which can be used to treat various kinds of cancer and nonmalignant diseases.

        We continue to conduct research, both independently and in collaboration with academic, community and corporate partners, in a number of areas related to our core focus of tumor cell growth factor inhibitors and angiogenesis inhibitors.

CLINICAL DEVELOPMENT PROGRAMS

ERBITUX Cancer Therapeutic

        ERBITUX is an IgG1 chimerized (part human, part mouse) monoclonal antibody that selectively binds to the EGFR and thereby inhibits growth of tumors dependent upon activation of the EGFR for cell division and survival. The activation of the EGFR is believed to play a critical role in the growth and survival of certain types of tumor cells and select normal cells and in vitro has been shown to be a mediator of antibody-dependent cellular cytotoxicity (ADCC). Certain cancer types are characterized by the expression of the EGFR. For example, IMCL-9923 and other studies conducted by us have indicated that approximately 75% of advanced stage refractory colorectal cancer cases have been shown by immunohistochemistry (IHC) to have detectable EGFR in tumor cells as assessed by IHC, although it appears that nearly all colorectal cancers have the genetic machinery for EGFR and manufacture EGFR mRNA. Similarly, according to the literature in this area, nearly all patients diagnosed with SCCHN have been shown to express the EGFR on the surface of the tumor cells, as assessed by IHC. Other types of cancer are also characterized, in certain patients, by expression of the EGFR, including non-small cell lung, renal, and pancreatic cancers. By preventing the binding of critical growth factors to the EGFR, we believe it is possible to inhibit the growth and survival of these and other cancers. ERBITUX may increase the anticancer activity of radiotherapy by one of two postulated mechanisms: (1) EGFR inhibition induces arrest in G1, the phase of the cell cycle in which radiosensitivity is highest and (2) irradiation induces upregulation and tryrosine phosphorylation of EGFR; irradiated cells may then become dependent on EGFR signaling for proliferation. EGFR inhibition may then impair these radioprotective responses.

ERBITUX Clinical Studies

        The charts presented below reflect potentially pivotal studies in selected tumor types that we and our partners, Merck KGaA and BMS, are developing or collaborating on with the NCI and various European cooperative groups, and are designed both for registration purposes and exploratory development in these indications. It should be noted that a large number of other clinical evaluations of ERBITUX, including investigator-initiated studies and studies sponsored by ImClone, BMS, and Merck KGaA, are progressing in a broad array of tumor types.

Colorectal Cancer

Study	Description	Population	Target Enrollment
CALGB 80405 (Intergroup) (Ongoing)	Phase III Randomized study of chemotherapy (FOLFOX or FOLFIRI) plus Avastin® vs. ERBITUX vs. Avastin® + ERBITUX	First-line	2,289
EMR-013 (CRYSTAL) (Primary endpoint result reported)	Phase III Randomized Study of FOLFIRI +/- ERBITUX	First-line	1,220
OPUS (Primary endpoint result reported)	Phase III Randomized Study of FOLFOX +/- ERBITUX	First-line	337
680 CAIRO II (Ongoing)	Phase III Randomized Study (XELOX/Avastin® +/- ERBITUX)	First-line	750
608 COIN (Clinical Research Council, UK) (Ongoing)	Phase III Randomized Study (FOLFOX [regimen 1] vs. FOLFOX [regimen 2] vs. FOLFOX + ERBITUX)	First-line	2,400
648 NORDIC VII (Ongoing)	Phase III Randomized Study of the FOLFOX regimen given continuously or intermittently with ERBITUX	First-line	571
BMS-006 (EPIC) (Primary endpoint result reported)	Phase III Randomized Study of Irinotecan +/- ERBITUX	Second-line	1,300
SWOG (Intergroup (Ongoing)	Phase III Study of FOLFIRI + ERBITUX +/- Avastin®	Second-line (previously treated with FOLFOX/ Avastin®)	1,260
BMS-025 (Primary endpoint result reported)	Phase III Randomized Study of ERBITUX vs. Best Supportive Care	Refractory	572
NCCTG 147 (Intergroup) (Ongoing)	Phase III Randomized Study (FOLFOX +/- ERBITUX)	Adjuvant	2,648
PETACC-8 (Europe) (Ongoing)	Phase III Randomized Study (FOLFOX +/- ERBITUX)	Adjuvant	2,000

        As part of our confirmatory obligation to the FDA in regard to the approval of ERBITUX for colorectal cancer, we initiated a Phase II study enrolling 87 patients with refractory, EGFR-non-detectable (by IHC), metastatic colorectal cancer. This study, which was designed to estimate the overall response rate and duration obtained with single-agent ERBITUX use, completed accrual in the third quarter of 2007.

        In conjunction with our U.S. partner, BMS, and our partner in the rest of the world, Merck KGaA, we have opened or expect to open additional studies in colorectal cancer, including randomized studies in first-line, second-line, and refractory settings for metastatic colorectal cancer, as well as in the adjuvant setting involving patients with locoregionally advanced disease following definitive surgical resection. Upon the approval of ERBITUX in 2004 for colorectal cancer under the accelerated approval mechanism, studies BMS-006 (EPIC) and BMS-014 (EXPLORE) were designated as studies in the second-line metastatic setting to confirm the clinical benefit of ERBITUX. BMS-006, which opened for patient enrollment in May 2003, evaluated the merits of adding ERBITUX to irinotecan in patients who have failed oxaliplatin, 5-fluorouracil, and leucovorin in the first-line of therapy. BMS-006, which was conducted in collaboration with Merck KGaA, finished patient accrual in February 2006. Preliminary toxicity data, substantiating the safety of the regimen, was presented at the annual American Society of Clinical Oncology (ASCO) meeting in 2005, and the results of efficacy evaluations were reported at the American Association of Cancer Research (AACR) meeting in 2007. In November 2006, we reported that the primary endpoint, overall survival was not met, possibly due to a high proportion of patients in the control (irinotecan only) arm receiving treatment with ERBITUX following disease progression on the study, potentially confounding the interpretation of this endpoint. However, in April 2007, we announced that the secondary endpoints of progression-free survival and response rate were significantly higher in the ERBITUX-irinotecan arm, and, at the annual ASCO meeting in June 2007, we presented results which demonstrated that patients in the ERBITUX-containing arm had a statistically significant improvement in quality of life and disease-related symptoms compared with patients who did not receive ERBITUX.

        EMR-013 (CRYSTAL), a randomized Phase III study that evaluates the merits of adding ERBITUX to irinotecan and infusional 5-fluorouracil (FOLFIRI) as first-line therapy in patients with metastatic disease, completed patient accrual in December 2005. In January 2007, we announced that EMR-013 met its primary endpoint by significantly improving progression-free survival as determined by an Independent Review Committee (IRC), and the results of the study were presented at the annual ASCO meeting in June 2007. The results also indicated that IRC-determined response rates were also significantly higher in patients treated with ERBITUX. Survival data is expected be mature in the second half of 2008. In November 2006, we also announced that BMS-025, a randomized Phase III study of ERBITUX versus best supportive care that completed patient enrollment in August 2005, met its primary endpoint of overall survival, with the results presented at the annual AACR meeting in April 2007. Many other randomized Phase III trials sponsored by either Merck KGaA, ImClone, and/or BMS, and/or various national cooperative oncology groups in US and Europe, are evaluating the merits of adding ERBITUX to many different chemotherapy regimens with or without Avastin® in the first- and second-line metastatic and adjuvant treatment settings. Also, there are many other Phase I, II and pilot studies that are evaluating alternate administration schedules (e.g. every two weeks) and utilizing ERBITUX in novel therapeutic regimens in various clinically relevant settings.

        Based on the Phase III results of BMS-025, in October 2007, the FDA approved an update to the ERBITUX product labeling to include overall survival data as a single-agent in EGFR-expressing mCRC patients after failure of both irinotecan- and oxaliplatin-based regimens.

Head and Neck Cancer

Study	Description	Population	Target Enrollment
IMCL-9815 (Completed)	Phase III Randomized Study (Radiation +/- ERBITUX)	First-line	424
EMR-001 (Enrollment completed)	Phase II Study (Platinum + ERBITUX)	Recurrent/Refractory or Metastatic	96
EMR-008 (Enrollment completed)	Phase I/II Study ERBITUX + Platinum (Carboplatin or Cisplatin) + 5FU (Low, Medium or High Dose)	Recurrent or Metastatic	53
ECOG-5397 (Enrollment completed)	Phase III Randomized Study (Cisplatin + Placebo vs. Cisplatin + ERBITUX)	Recurrent or Metastatic	123
EMR-002 (EXTREME) (Primary endpoint result reported)	Phase III Randomized Study (Cisplatin + 5-Fluorouracil +/- ERBITUX)	Recurrent or Metastatic (no prior chemotherapy in the metastatic setting)	420
RTOG 0522 (Ongoing)	Phase III Randomized Study (Cisplatin Radiation +/- ERBITUX)	Locally Advanced	720

        The final results of IMCL-9815, a Phase III locally advanced head and neck cancer study conducted in cooperation with Merck KGaA, that were published in the New England Journal of Medicine in February 2006, demonstrate that ERBITUX, when added to definitive radiation therapy, significantly improves the duration of both locoregional disease control and overall survival. IMCL-9815 was the principal clinical trial supporting the regulatory approval of ERBITUX. On March 1, 2006, the FDA approved ERBITUX for use in combination with radiation therapy for the treatment of locally or regionally advanced SCCHN, and regulatory approval was granted subsequently in Europe and other regions worldwide. In addition, based on the results of single agent ERBITUX studies in patients with metastatic SCCHN refractory to platinum therapy, particularly EMR-016, the FDA also approved ERBITUX as a single agent in recurrent or metastatic SCCHN where prior platinum-based chemotherapy has failed.

        RTOG 0522, which opened to patient enrollment in November 2005, was designed to extend the positive results with ERBITUX reported from study IMCL-9815. In this Phase III study, patients with locally advanced head and neck cancer are being randomized to treatment with either radiation plus chemotherapy or radiation plus chemotherapy plus ERBITUX.

        The Eastern Cooperative Oncology Group (ECOG) published the final results of ECOG-5397, a randomized Phase III study of cisplatin plus ERBITUX versus cisplatin in the Journal of Clinical Oncology. In this study, the objective response rate was significantly higher for the ERBITUX arm (26.3% versus 9.8%). Both overall survival and progression-free survival were higher in patients receiving ERBITUX plus cisplatin, but the study lacked sufficient statistical power (i.e. too few patients) to demonstrate clinically relevant differences in these endpoints. Based on the results of ECOG-5397, as well as non-randomized studies demonstrating the activity of ERBITUX in patients with recurrent and metastatic head and neck cancer following treatment with platinum-based regimens,

Merck KGaA developed EMR-002 (EXTREME), a randomized Phase III study of a platinum agent (cisplatin or carboplatin) plus 5-fluorouracil versus a platinum agent plus 5-fluorouracil plus ERBITUX. The study, which was completely accrued in February 2006, may support registering ERBITUX in this indication in both the U.S. and worldwide. In April 2007, we announced that EXTREME met the primary endpoint of increasing overall survival in patients with recurrent and/or metastatic SCCHN, and the results were presented at the annual ASCO meeting in June 2007.

        ImClone and its partners, BMS and Merck KGaA, as well as various cooperative oncology groups, are also conducting a large number of Phase I and II studies, some of which are randomized, to evaluate the merits of adding ERBITUX to a wide variety of chemotherapies, radiation and chemoradiation regimens in many different settings of SCCHN including the neoadjuvant, adjuvant, metastatic, locoregional settings.

Non-Small Cell Lung Cancer

Study	Description	Population	Target Enrollment
CP02-0452 (SELECT) (Ongoing)	Phase III, randomized study of ERBITUX in combination with docetaxel or pemetrexed compared to docetaxel or pemetrexed alone	Second-line Metastatic or Recurrent	800
EMR-011 (LUCAS) (Enrollment completed)	Phase II randomized, chemotherapy-naïve, advanced non-small cell lung cancer (ERBITUX + Cisplatin + Vinorelbine vs. Cisplatin + Vinorelbine)	First-line Stage IIIb or IV	86
BMS-012 (Enrollment completed)	Phase II single-arm study (ERBITUX)	Recurrent or progressive	100
EMR-046 (FLEX) (Primary endpoint result reported)	Phase III Cisplatin/Vinorelbine +/- ERBITUX	First-line Stage IIIb or IV	1,100
BMS-099 (Primary endpoint result reported)	Phase II Taxane/Carbo or Cisplatin +/- ERBITUX	First-line Stage IIIb or IV	660
BMS-100 (Enrollment completed)	Phase II Gemcitabine/Carbo or Cisplatin +/- ERBITUX	First-line Stage IIIb or IV	131
IMCL-0554 (Ongoing)	Phase II randomized, Taxol/Carbo two different schedules + ERBITUX/Avastin®	First-line Stage IIIb or IV	120
RTOG-0324 (Completed)	Phase II Radiation + Taxol/Carbopatin + ERBITUX	First-line Stage IIIa	84
SWOG-0342 (Completed)	Phase II Randomized Study of Taxol/Carboplatin/ERBITUX or Taxol/Carbopatin followed by ERBITUX	First-line Stage IIIb or IV	236
RTOG (TBA)	Phase III Randomized Study of Taxol/Carboplatin/Radiotherapy +/- ERBITUX	First-line Stage IIIa	TBA

        Based on the findings of a Phase II randomized trial, EMR-011 (LUCAS), involving 61 evaluable patients with chemotherapy-naïve advanced non-small cell lung cancer, which showed that the addition of ERBITUX to cisplatin and vinorelbine significantly increased tumor response rates (53.3% versus 32.3%) and median survival (8.3 vs. 7.0 months), Merck KGaA began a Phase III randomized clinical trial (FLEX), which finished target patient accrual in the first quarter of 2006. In September 2007, we announced that FLEX met its primary endpoint of increasing overall survival compared with chemotherapy alone in patients with NSCLC. With our partners Merck KGaA and BMS, we plan to report the results of the FLEX trial at the annual meeting of ASCO in June 2008. BMS-099 and BMS-100 were initiated to provide further support for ERBITUX in the first-line treatment setting of patients with advanced NSCLC. In 2005, the size of BMS-099 was increased from 300 to 660 patients and the principal endpoint was modified from response rate to progression-free survival, whereas the size of BMS-100 was decreased from 300 to 131. FLEX, BMS-099, and BMS-100 met accrual targets in 2005-2006. In July 2007, we announced that BMS-099 did not meet is primary endpoint of progression-free survival as assessed by an IRC, however, key secondary endpoints of the study, including response rate as assessed by the IRC and progression-free survival as assessed by clinical investigators, were statistically significant and favored the ERBITUX-containing arm. The results of BMS-100, which were presented at the annual ASCO meeting in 2007, demonstrated that all efficacy parameters (response rate, progression-free survival, overall survival) favored the ERBITUX arm.

        At the annual meeting of ASCO in 2005, the Radiation Therapy Oncology Group (RTOG) presented preliminary toxicity and feasibility data on RTOG-0324 which evaluated the feasibility, safety and efficacy of ERBITUX combined with Taxol/Carboplatin and radiation, in patients with locoregionally-advanced stage IIIa NSCLC. The RTOG reported that the regimen was both safe and feasible, and that both response rates and overall survival were impressive. Based on the results of RTOG-0324, the NCI has agreed to support an RTOG Phase III trial to evaluate the merits of adding ERBITUX to chemoradiotherapy in treating patients with Stage IIIa NSCLC. In addition, SWOG completed accrual to SWOG-0342, a randomized Phase II study evaluating combined therapy with ERBITUX/paclitaxel/carboplatin (combined) versus paclitaxel/carboplatin followed by ERBITUX (sequential) in patients with stages IIIb or IV NSCLC. Both treatment arms of the study, especially the combined treatment arm, met endpoints that were predetermined by SWOG for levels for further development of ERBITUX. Both SWOG and other NCI cooperative oncology groups are developing concepts for Phase III pivotal trials that will evaluate ERBITUX in combination with various relevant chemotherapy, chemotherapy/biological, and chemoradiotherapy combination regimens in various settings of NSCLC.

        Furthermore, IMCL-0452 (SELECT), which began in 2004, is actively accruing patients to evaluate the merits of adding ERBITUX to chemotherapy in the second-line metastatic setting. In 2006-2007, the trial underwent an amendment through the Special Protocol Assessment process to modify the randomization between docetaxel and pemetrexed to physician's choice, adapting to changes in standard therapy. The amendment was officially incorporated into the protocol in the fourth quarter of 2007. The second randomization is between ERBITUX and no ERBITUX. The principal focus of the study will be on the merits of ERBITUX in patients receiving pemetrexed, and the study will also generate useful information on the merits of ERBITUX in patients receiving docetaxel. A wide range of both randomized and non-randomized Phase I and Phase II studies, sponsored by ImClone, BMS, and Merck KGaA, are also evaluating ERBITUX in combination with many chemotherapy and chemoradiation regimens in neoadjuvant, adjuvant, locoregionally-advanced, and advanced NSCLC disease settings.

Pancreatic Cancer

Study	Description	Population	Target Enrollment
SWOG-0205 (Primary endpoint result reported)	Phase III Randomized Study (ERBITUX + Gemcitabine vs. Gemcitabine)	First-line Stage IV Pancreatic Cancer	720
ECOG-8200 (Enrollment completed)	Phase II Randomized Study of Irinotecan + Docetaxel +/- ERBITUX	First-line Stage IV Pancreatic Cancer	92
NCI-6580 (Enrollment completed)	Phase II Randomized Study Gemcitabine + Avastin® + ERBITUX or Gemcitabine + Avastin® + Erlotinib	First-line Stage IV Pancreatic Cancer	54-126
IMCL-0555 (Ongoing)	Phase II Randomized Study Gemcitabine + Avastin® + ERBITUX or Avastin® + ERBITUX	First-line Stage IV Pancreatic Cancer	120

        Based on the encouraging response rate, survival rates, and survival reported from a Phase I/II study of ERBITUX plus gemcitabine, as well as the tolerability of the regimen in patients with advanced pancreatic cancer, SWOG activated SWOG-0205, a first-line study in pancreatic cancer in January 2004. This study is a randomized comparative study comparing ERBITUX plus gemcitabine versus gemcitabine alone in first-line, stage IV, pancreatic cancer patients. Accrual completed in 2006, and in April 2007 we announced SWOG-0205 did not meet its primary endpoint of improving overall survival in patients with locally advanced unresectable or metastatic pancreatic cancer. A number of Phase II randomized studies sponsored by ImClone and BMS or the NCI cooperative oncology groups were initiated in 2006. These studies are designed to evaluate the merits of adding ERBITUX to various chemotherapy regimens consisting of either gemcitabine or irinotecan plus docetaxel, and several of these studies will evaluate ERBITUX combined with chemotherapy as well as the VEGF inhibitor Avastin®. Further, we, in collaboration with our partners BMS and Merck KGaA, as well as the NCI cooperative oncology groups are evaluating the feasibility and activity of administering ERBITUX with several other gemcitabine-based chemotherapy regimens in patients with advanced pancreatic cancer, as well as evaluating the feasibility of administering ERBITUX with chemotherapy and/or radiotherapy in earlier stages of the diseases, particularly in the neoadjuvant and adjuvant settings.

Other Cancers

        In collaboration with our partners BMS and Merck KGaA, we are in the process of supporting a wide array and large number of Phase I and II evaluations of ERBITUX administered alone or combined with other therapeutic modalities in adult malignancies that express EGFR, including carcinomas of the brain, esophagus, stomach, rectum, cervix, endometrium, ovary, bladder, prostate, and breast, as well as pediatric malignancies. In 2008, ImClone will begin to sponsor a series of multicenter randomized Phase II studies to evaluate the merits of adding ERBITUX to standard therapy used to treat patients with rectal, bladder, gastric, prostate, esophageal, and other cancers. Both non-randomized and randomized Phase II studies are and will also explore the merits of alternate ERBITUX administration schedules, particularly every two-week dosing.

        We and BMS also presented preliminary results from study BMS-045, in which tumor biopsies were performed on approximately 100 patients with refractory colorectal cancer prior to treatment with

ERBITUX to ascertain biomarker and/or pharmacogenomic predictors of drug activity. A wide variety of genomic markers, signaling proteins, tumor oncogenes (e.g. KRAS mutations), and relevant ligands are being assessed by our scientists and our collaborators, BMS and Genomic Health, Inc.

ERBITUX Safety Information

        Grade 3/4 infusion reactions occurred in approximately 3% of patients receiving ERBITUX (cetuximab) in clinical trials with fatal outcome reported in less than 1 in 1,000. Reactions characterized by rapid onset of airway obstruction (bronchospasm, stridor, hoarseness), urticaria, hypotension, loss of consciousness, and/or cardiac arrest. Severe infusion reactions require immediate and permanent discontinuation of ERBITUX therapy.

        Most reactions (90%) were associated with the first infusion of ERBITUX despite premedication and antihistamines. Caution must be exercised with every ERBITUX infusion as there were patients who experienced their first severe infusion reaction during later infusions. Monitor patients for 1-hour following the ERBITUX infusions in a setting with resuscitation equipment and other agents necessary to treat anaphylasis (e.g. epinephrine, corticosteroids, intravenous antihistamines, bronchodilators, and oxygen). Longer observation periods may be required in patients who experience infusion reactions.

        Severe cases of interstitial lung disease (ILD), which was fatal in one case, occurred in 4 of 1,570 (less than 0.5%) of patients receiving ERBITUX in clinical trials. Permanently discontinue ERBITUX where ILD is confirmed.

        In clinical studies of ERBITUX, dermatologic toxicities, including acneform rash, skin drying and fissuring, paronychial inflammation, infectious sequelae (e.g., S. aureus sepsis, abscess formation, cellulitis, blepharitis, cheilitis) and hypertrichosis occurred in patients receiving ERBITUX therapy. Acneform rash occurred in 76-88% of 1,373 patients receiving ERBITUX in clinical trials with severe acneform rash occurring in 1-17% of patients. Acneform rash usually developed within the first two weeks of therapy and resolved in a majority of patients after cessation of treatment, although in nearly half, the event continued beyond 28 days. Monitor patients receiving ERBITUX for dermatologic toxicities and infectious sequelae. Sun exposure may exacerbate these effects.

        In women of childbearing potential, appropriate contraceptive measures must be used during treatment with ERBITUX and for 6 months following the last dose of ERBITUX, if ERBITUX is used during pregnancy or if patients become pregnant while receiving ERBITUX, patients should be apprised of the potential risk for loss of pregnancy or potential hazard to the fetus.

        Hypomagnesemia occurred in 55% (199/365) of patients receiving ERBITUX and was severe (NCI CTC Grades 3 & 4) in 6-17%. The onset of hypomagnesemia and accompanying electrolyte abnormalities occurred days to months after initiation of ERBITUX. Monitor patients periodically for hypomagnesemia, and hypocalcemia and hypokalemia, during and for at least 8 weeks following the completion of ERBITUX. Replete electrolytes as necessary.

        The most serious adverse reactions associated with ERBITUX in mCRC patients are infusion reactions, dermatologic toxicity, sepsis, renal failure, interstitial lung disease, and pulmonary embolus.

        The most common adverse reactions with ERBITUX (incidence greater than or equal to 25% in the ERBITUX + best supportive care arm (BSC)) (n=288) vs. BSC (n=274), respectively, were fatigue (89%, 76%), rash/desquamation (89%, 16%), abdominal pain (59%, 52%), pain-other (51%, 34%), dry skin (49%, 11%), dyspnea (48%, 43%), constipation (46%, 38%), pruritus (40%, 8%), diarrhea (39%, 20%), vomiting (37%, 29%), infection without neutropenia (35%, 17%), headache (33%, 11%), fever (30%, 18%), insomnia (30%, 15%), cough (29%, 19%), dermatology-other (27%, 6%), and stomatitis (25%, 10%).

        Please see full prescribing information, available at www.ERBITUX.com, for important safety information relating to ERBITUX, including boxed warnings.

Human IgG1Monoclonal EGFR Inhibitor

        We have developed an IgG1 fully-human monoclonal antibody, referred to as IMC-11F8, which targets the human EGFR. IMC-11F8 is a high affinity antibody that blocks ligand-dependent activation of the EGFR. Pre-clinical in vitro studies have shown that IMC-11F8 inhibits EGFR activation, downstream signaling pathways and growth of human tumor cells in vitro it has been shown to be a mediator of antibody-dependent cellular cytotoxicity (ADCC). In pre-clinical human tumor xenograft models, IMC-11F8 suppresses the growth of EGFR-positive tumors and enhances the activity of chemotherapeutic drugs when used in combination. We intend to commercialize this antibody and we believe that we have rights to do so under our agreements with BMS and Merck KGaA. ImClone's full rights to develop IMC-11F8 outside the U.S. was upheld in arbitration between ImClone and Merck KGaA in 2006. Binding arbitration upheld that IMC-11F8 was not covered under the Merck KGaA development and license agreement.

        The Company received approval to begin Phase I clinical trials of IMC-11F8 from the National Institute for Public Health and the Environment (RIVM), the Dutch regulatory agency. The first patient began treatment in fourth quarter of 2004 in a Phase I clinical trial of patients with solid tumors and the trial reached its endpoints and completed enrollment in the fourth quarter of 2006. The two-center study conducted at the Free University in Amsterdam and Utrecht University in Utrecht, evaluated the safety and pharmacology of IMC-11F8 administered weekly or bi-weekly by intravenous infusion. Doses of IMC-11F8 above 800 mg were consistently associated with headache, whereas the 800 mg dose was well tolerated and achieved plasma concentrations above target levels associated with biological activity in preclinical studies. Biologically relevant plasma concentrations persisted for the entire two-week period following antibody administration. No hypersensitivity reactions were noted and major antitumor responses were noted in several patients at the lower dose levels. The final results of this trial were reported at the annual EORTC-AACR-NCI Molecular Targeting meeting in 2007. In August 2007, we announced the first disease-directed clinical trials of IMC-11F8 had commenced patient enrollment. Pivotal trials of IMC-11F8 are expected to begin in the first quarter of 2009.

Study	Description	Population	Target Enrollment
CP11-0401 (Enrollment completed)	Phase I Study of Weekly and Bi-Weekly Human Anti-Epidermal Growth Factor Receptor Monoclonal Antibody IMC-11F8	In Patients with Advanced Solid Tumors	40
CP11-0602 (Enrollment ongoing)	Phase II Study of IMC-11F8 Administered Every 2 Weeks in Combination with mFOLFOX-6	In Patients with Treatment-Naive Advanced or Metastatic Colorectal Cancer	40

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

        In 2001, we concluded a Phase I clinical study with an IgG1 chimeric (part human, part mouse) anti-KDR antibody known as IMC-1C11. In 2002, we identified several fully-human IgG1monoclonal anti-KDR antibodies with potent anti-KDR activity. In 2003, we initiated pre-clinical development of one of these antibodies, IMC-1121B. This fully-human antibody replaced IMC-1C11 in our development pipeline. We filed an Investigational New Drug Application (IND) for IMC-1121B in July 2004 and initiated a clinical study assessing Phase I endpoints (safety, pharmacokinetics, preliminary activity) of IMC-1121B administered weekly in cancer patients in the fourth quarter of 2004. A second study, evaluating Phase I endpoints of IMC-1121B administered every two-weeks, was initiated in 2006. The preliminary results of the weekly study were reported at the annual meeting of ASCO in 2006 and the EORTC-AACR-NCI Molecular Targeting meeting in 2006. As a single agent, IMC-1121B treatment has been associated with tumor regression in several patients with refractory advanced cancer, whereas toxicity has not been preclusive. In addition to overt tumor regression, stable disease exceeding six months has been observed in a notable proportion of patients with refractory solid tumors. Preliminary pharmacokinetic studies indicate that biologically-relevant concentrations are achieved and persist for at least 2 weeks following treatment. One of these ongoing studies has been amended to explore Phase I endpoints of IMC-1121B on an every 3-week schedule, as well. In August 2007, we announced the first disease-directed clinical trials of IMC-1121B had commenced patient enrollment. This Phase II single-arm, multicenter study will evaluate the efficacy, safety and pharmacology of IMC-1121B administered every two weeks to patients with metastatic renal cell carcinoma whose disease has progressed during therapy with an approved VEGFR-2 tyrosine kinase inhibitor or who have developed intolerance to these agents. A second randomized Phase II study of IMC-1121B administered alone or in combination with dacarbazine in previously untreated patients with malignant melanoma began accruing patients in November 2007, and it is projected that additional disease-directed randomized Phase II and Phase III studies of IMC-1121B will begin in the first half of 2008.

        Subject to further investigation, we believe that such anti-KDR antibodies could be effective in treating other diseases, such as diabetic retinopathy and age-related macular degeneration that, like cancer, depend on the growth of new blood vessels.

Study	Description	Population	Target Enrollment
CP12-0401 (Completed)	Phase I Study of Weekly Anti-Vascular Endothelial Growth Factor Receptor 2 Monoclonal Antibody	In Patients with Advanced Solid Tumors	33
CP12-0402 (Completed)	Phase I Study of Every 2 Week Anti-Vascular Endothelial Growth Factor Receptor 2 Monoclonal Antibody	In Patients with Advanced Solid Tumors	33
CP12-0605 (Enrollment commenced)	Phase II Study of IMC-1121B Administered Every 2 Weeks	In Patients with Metastatic Renal Cell Carcinoma	36
CP12-0604 (Enrollment commenced)	Phase II Randomized Study of IMC-1121B or IMC-1121B plus Dacarbazine	In Patients with Advanced Malignant Melanoma	110

        In August 2005, the Company entered into a Collaboration and License Agreement with UCB S.A. (UCB), a company registered in Belgium, for the development and commercialization of CDP-791, UCB's novel, investigational PEGylated di-Fab antibody targeting VEGFR-2. No upfront or milestone payments were payable under the Agreement. In the first quarter of 2007, the Company terminated this agreement with UCB, largely due to substantial progress made in the development of IMC-1121B.

Study	Description	Population	Target Enrollment
RPCE05A3166 (Ongoing)	Phase I/II Randomized Study of Paclitaxel/ Carboplatin administered either alone or combined with CDP-791 at 10 or 20 mg/kg	In Patients with Advanced Stage IIIB or IV Non-small Cell Lung Cancer	150

Monoclonal Antibody to Insulin-Like Growth Factor Receptor-1

        In 2005, we successfully filed an IND for IMC-A12, a unique human monoclonal antibody against insulin-like growth factor-1 receptor (IGF-1R) which is expressed in diverse human tumor types. Activation of IGF-1R in cancer cells in preclinical models increases the cells' ability to survive, especially under conditions of chemotherapy or radiotherapy, and it also contributes to cancer cell growth, as well as the development of resistance to chemotherapeutics, hormones (estrogens and androgens), and signal transduction inhibitors. IMC-A12 prevents binding of insulin-like growth factor-1 to the receptor, thus preventing its activation and triggering of survival and growth mechanisms in cancer cells. The antibody also causes rapid internalization (removal from the cell surface) of IGF-1R, thus further interfering with cancer growth-supporting properties of the receptor.

        Following successful filing of an IND for IMC-A12 in 2005, we began a Phase I study of the agent on a weekly dosing schedule in patients with solid malignancies in December 2005. A second Phase I study of IMC-A12 on an every two-week dosing schedule began in 2006. The preliminary results of the initial trial, which demonstrated tolerability, preliminary evidence of antitumor activity as a single agent, and a pharmacokinetic profile supporting an every two-week dosing schedule, were reported at the EORTC-AACR-NIC Molecular Targeting meeting in 2006. In June 2007, we presented Phase I results for IMC-A12 at the annual ASCO meeting which indicated that IMC-A12 was well tolerated and showed activity in patients with advanced solid tumors. A Phase II study of IMC-A12 commenced patient enrollment in July 2007. This randomized study of IMC-A12 as a single-agent or in combination with ERBITUX in patients with metastatic colorectal cancer with disease progression demonstrated during prior treatment with ERBITUX is expected to enroll 40-72 patients and is designed to evaluate the efficacy, safety, and pharmacology of IMC-A12 administered every two weeks by intravenous infusion as a single agent or in combination with ERBITUX. In August 2007, we announced a single-arm, open-label study of IMC-A12 for patients with advanced prostate cancer had commenced enrollment. We are planning to open six additional randomized and nonrandomized Phase II studies of IMC-A12 in the first half of 2008.

        In September 2007, we announced the Cancer Therapy Evaluation Program (CTEP) of the Division of Cancer Treatment and Diagnosis (DCTD), NCI, had selected 10 proposals for Phase I/II clinical trials of IMC-A12. Additional proposals have been added to the list of studies to be conducted in the initial stage of evaluations, which will begin in the first half of 2008. Both randomized and nonrandomized Phase II trials sponsored by CTEP will explore the clinical activity, pharmacology and biological effects of IMC-A12 as a single-agent or combined with other relevant anticancer agents in a wide range of malignancies including breast, lung, pancreas, and liver cancers, as well as both adult and pediatric sarcomas. In addition, Phase I/II studies will evaluate the safety, pharmacology, anticancer activity and biological effects of IMC-A12 in children and adolescents with cancer, as well as in combination with other novel targeting agents in which there is a specific rationale for combined use.

Study	Description	Population	Target Enrollment
CP13-0501 (Completed)	Phase I Study of IMC-A12, an Anti-IGF-1R Human Monoclonal Antibody, Administered Weekly	In Patients with Advanced Solid Tumors	40
CP13-0502 (Completed)	Phase I Study of IMC-A12, an Anti-IGF-1R Human Monoclonal Antibody, Administered Every 2 Weeks	In Patients with Advanced Solid Tumors	40
CP13-065 (Enrollment commenced)	Phase II Randomized Study of IMC-A12 +/- ERBITUX, Administered Every 2 Weeks	In Patients with Metastatic Colorectal Cancer with Disease Progression During Prior Treatment with ERBITUX	40-72
CP13-0603 (Enrollment commenced)	Phase II Single-Arm, Open-Label Study of IMC-A12, Administered Every 2 Weeks	In Patients with Metastatic Androgen-Independent Prostate Cancer	30

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

        We successfully filed an IND for IMC-18F1, an IgG1 fully-human monoclonal antibody to VEGFR-1, in December 2005, for which we initiated patient accrual to a Phase I study in the first half of 2006. Disease-directed and/or proof of principal Phase II studies of IMC-18F1 are expected to begin in the fourth quarter of 2008 or the first quarter of 2009.

Study	Description	Population	Target Enrollment
CP14-0501 (Ongoing)	Phase I Study of IMC-18F1, an Anti-VEGFR-1 Human Monoclonal Antibody	In Patients with Advanced Solid Tumors	40

Monoclonal Antibody Against Platelet-Derived Growth Factor Receptor Alpha (PDGFRa)

        PDGFRa is a receptor tyrosine kinase that is activated by the binding of platelet-derived growth factors. Studies have shown that PDGFRa is expressed on ovarian, prostate, breast, lung, glial, skin and bone tumors. We have developed an IgG1 fully-human antibody, designated IMC-3G3, that effectively blocks the function of PDGFRa and inhibits the growth of glioblastoma and leiomyosarcoma tumors in animal models. We are conducting additional pre-clinical studies to evaluate if our antibody can also inhibit the growth of other cancers. We filed an IND for IMC-3G3 in the first half of 2006 and initiated patient accrual into a Phase I trial in the fourth quarter of 2006. Disease-directed Phase II studies of IMC-3G3 are expected to begin in the fourth quarter of 2008 or the first quarter of 2009.

Study	Description	Population	Target Enrollment
CP15-0601 (Ongoing)	Phase I Study of IMC-3G3, an Anti-PDGFa Human Monoclonal Antibody	In Patients with Advanced Solid Tumors	40

RESEARCH PROGRAMS

General

        Each of our clinical development programs has extensive continuing Research support to address associated areas, including tumor indications, mechanism of action, combination treatments, biomarkers, side effects and others. The primary function of Research, however, is to focus on the identification of antibodies with growth inhibiting activity against human tumors, thereby leveraging our strengths and expertise in the identification of new tumor targets and the selection and production of antibodies that bind and inhibit the activity of these targets. The principal areas of our ongoing research programs include growth factor blockers, other tumor cell growth inhibitors and angiogenesis inhibitors. We have assembled a scientific staff with expertise in a variety of disciplines, including oncology, immunology, molecular and cellular biology, antibody engineering, bioinformatics and protein chemistry. These scientists have the primary responsibility of identifying new targets and validating their role in tumor growth and development. New targets are both generated internally and obtained from external partners. Our primary goal is to identify a number of targets sufficient to support and expand our portfolio beyond our current level. In addition to pursuing research programs in-house, we collaborate with academic institutions and corporations to support our research and development efforts.

Research on Clinical Development Programs

        Research on ERBITUX and IMC-11F8:    Supporting research continues in-house, in collaboration with our partners and with outside collaborators on our EGFR inhibitor products. These efforts include studies to further expand the cancer indications treatable with EGFR inhibitors and the combinations of treatment to obtain the best results. Studies are also underway to determine the applicable biomarkers and their role in directing treatment. For example, both EGFR mutations and KRAS mutations are currently being explored. Finally, we have recently established a team of ImClone scientists, working together with scientists at BMS, to intensely study the underlying mechanism of action behind the skin rash observed with treatment with EGFR inhibitors.

        Research on IMC-1121B (VEGFR-2 inhibitor):    IMC-1121B is a fully human monoclonal antibody that blocks the VEGFR-2 receptor that is found on tumor endothelial cells; therefore it is an angiogenesis inhibitor. We are continuing to work with an experimental antibody known as DC101 in animal models in order to support the clinical development of IMC-1121B. DC101 neutralizes the flk-1 receptor, which is the mouse receptor to VEGF that corresponds to VEGFR-2 in humans. Tumor models in mice have shown that DC101 inhibits tumor growth as a single agent or in combination with chemotherapy or radiation therapy.

        Research on IMC-A12 (IGF-1R inhibitor):    IMC-A12 is a fully human monoclonal antibody that blocks the insulin-like growth factor receptor-1 (IGF-1R), a receptor found on many different tumor cells. Although IGF-1R is a growth factor receptor, it differs from EGFR in that it enhances the growth of tumors by blocking apoptosis (programmed cell death), thereby enhancing the tumor's survival mechanisms. Activation of IGF-1R in cancer cells increases the cells' ability to survive, especially under conditions of chemotherapy or radiotherapy, consequently contributing to the cancer's growth. We have developed and evaluated an antibody to IGF-1R, designated IMC-A12, that blocks binding of insulin-like growth factor-1 to the receptor, thus preventing its activation and triggering of survival and growth mechanisms in cancer cells. The antibody also causes rapid internalization (removal from the cell surface) of IGF-1R, thus further interfering with cancer growth-supporting properties of the receptor.

        Research on IMC-18F1 (VEGFR-1 inhibitor):    IMC-18F1 is a fully human monoclonal antibody that blocks the VEGFR-1 receptor, another receptor to which VEGF binds. Like VEGFR-2, the target of our anti-VEGFR-2 antibodies, the VEGFR-1 receptor is believed to be involved in blood vessel formation, but recent data suggest that it may also function in novel ways unrelated to angiogenesis. We discovered that VEGFR-1 is expressed by a number of human tumors, most notably breast and colorectal cancer, and have shown in pre-clinical animal models that these antibodies can directly inhibit the growth of human breast and colorectal tumors.

        Research on IMC-3G3 (PDGFR alpha inhibitor):    Platelet-derived growth factor receptor alpha (PDGFRa) is a receptor tyrosine kinase that is activated by the binding of platelet-derived growth factors. Studies have shown that PDGFRa is expressed on ovarian, prostate, breast, lung, glial, skin and bone tumors. We developed a fully-human antibody, designated IMC-3G3, that effectively blocks the function of PDGFRa and inhibits the growth of glioblastoma and leiomyosarcoma tumors in animal models. We are conducting additional pre-clinical studies to evaluate if our antibody can also inhibit the growth of other cancers.

Research on Growth Factor Blockers

        Research on a flt3 inhibitor:    flt3 is a receptor tyrosine kinase that is over expressed in the majority of acute myelogenous leukemias and lymphocytic leukeumia. We developed a fully-human anti-flt3 antagonist antibody named IMC-EB10. Preclinical studies have shown that IMC-EB10 significantly inhibits leukemia cell growth in human leukemia xenograft models in mice. IMC-EB10 is currently on track as an IND candidate for 2008. In parallel we are also developing an immunotoxin conjugate approach using the IMC-EB10 antibody.

        Research on a RON receptor inhibitor:    The Macrophage-Stimulating Protein receptor (RON) belongs to the c-MET family of receptor tyrosine kinases. Since its discovery in 1993, several lines of evidence suggest that RON is expressed in several major cancers and contributes to tumorigenesis. Antagonists of RON activity, however, have not been reported. Consequently, we generated several fully-human monoclonal antibodies that bind to human RON with high affinity and block ligand binding. By preventing RON signaling, these antibodies have significantly inhibited cancer cell line invasion/migration as well as tumor formation in several tumor xenograft models. These findings are the first to validate RON as a cancer target and underscore the potential of RON antibodies for therapeutic intervention in the treatment of human cancer. We have recently identified our lead antibody, RON-8, and are actively moving it forward as an IND candidate.

        Research on gp75:    gp75 is a melanoma antigen and an ideal target for antibody-based therapy. A novel fully-human antibody to gp75, 20D7, was generated. This antibody was shown to be effective against a panel of human melanomas grown as xenografts in nude mice. We are currently studying the activity of 20D7 in additional pre-clinical models and moving it forward as an IND candidate.

        Research on FGFR: Dysregulation of the fibroblast growth factor (FGF) and receptor (FGFR) pathway has been linked to the development of both solid tumors and hematological malignancies. Inhibiting this pathway may therefore have therapeutic benefit. Two neutralizing antibodies were generated that target FGFR-1 and FGFR-3, respectively. These antibodies have been tested for anti-tumor effects in vitro and have shown activity in prostate and bladder carcinoma, multiple myeloma and leukemia. Significant tumor inhibition in vivo was observed in human prostate xenografts treated with anti-FGFR-1, and in human multiple myeloma xenografts treated with anti-FGFR-3.

Research on Angiogenesis Inhibitors

        Research on VE-cadherin inhibitors: In another approach to angiogenesis inhibition, we are exploring the therapeutic potential of antibodies against vascular-specific cadherin (VE-cadherin). Cadherins are a family of cell surface molecules that help organize tissue structures. VE-cadherin is believed to play an important role in angiogenesis by organizing endothelial cells into vascular tubes, which is a necessary step in the formation of new blood vessels. Advanced tumor growth is dependent on the formation of a capillary blood vessel network in the tumor to ensure an adequate blood supply to the tumor. Therefore, antibodies that inhibit VE-cadherin may inhibit such capillary formation in tumors, and help fight cancer by cutting off adequate blood supply to the tumor. Pre-clinical studies using monoclonal antibodies against VE-cadherin have demonstrated that inhibition of angiogenesis, tumor growth and metastasis occurs as a consequence of interfering with the ability of VE-cadherin to form tubular structures. We are evaluating in pre-clinical studies antibodies that are efficacious in inhibiting angiogenesis and tumor growth without negatively affecting existing vessels.

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

        In connection with our VEGFR-3 research program, we have an exclusive license from the Ludwig Institute for Cancer Research to certain patent rights pertaining to VEGFR-3 and antibodies thereto for the treatment of cancer in humans.

CORPORATE COLLABORATIONS

        In addition to our collaborations in the research and clinical areas with academic and medical institutions, we have a number of collaborations with other corporations, the most significant of which are discussed below.

Collaborations with Bristol-Myers Squibb Company

        On September 19, 2001, we entered into an acquisition agreement (the "Acquisition Agreement") with BMS and Bristol-Myers Squibb Biologics Company, a Delaware corporation (BMS Biologics), which is a wholly-owned subsidiary of BMS, providing for the tender offer by BMS Biologics to purchase up to 14,392,003 shares of our common stock for $70.00 per share, net to the seller in cash. In connection with the Acquisition Agreement, we entered into a stockholder agreement with BMS and BMS Biologics, dated as of September 19, 2001 (the "Stockholder Agreement"), pursuant to which all parties agreed to various arrangements regarding the respective rights and obligations of each party with respect to, among other things, the ownership of shares of our common stock by BMS and BMS Biologics. Concurrent with the execution of the Acquisition Agreement and the Stockholder Agreement, we entered into a commercial agreement (the "Commercial Agreement") with BMS and E.R. Squibb relating to ERBITUX, pursuant to which, among other things, BMS and E.R. Squibb are co-developing and co-promoting ERBITUX in the U.S. and Canada with us, and are co-developing and co-promoting ERBITUX in Japan with us and either together or co-exclusively with Merck KGaA.

        On March 5, 2002, we amended the Commercial Agreement with E.R. Squibb and BMS. The amendment changed certain economics of the Commercial Agreement and expanded the clinical and strategic roles of BMS in the ERBITUX development program. One of the principal economic changes to the Commercial Agreement was that we received payments of $140.0 million on March 7, 2002, and $60.0 million on March 5, 2003. Such payments were in lieu of the $300.0 million milestone payment we would have received upon acceptance by the FDA of the ERBITUX BLA under the original terms of the Commercial Agreement.

        On July 27, 2007, the Company and BMS amended the terms of their commercial agreement for the co-development and co-promotion of ERBITUX in the U.S. and Canada (the "BMS Amendment"). Under the BMS Amendment, the companies have jointly agreed to expand the investment in the ongoing clinical development plan for ERBITUX. With this additional funding, the companies will further explore the use of ERBITUX in additional tumor types including brain, breast, bladder, esophageal, gastric, lung, pancreas and prostate.

        Under the BMS Amendment, ERBITUX clinical development and other costs, up to threshold amounts, are the sole responsibility of BMS, with costs in excess of the thresholds shared by both companies according to a predetermined ratio effective January 1, 2007. The terms of the Commercial Agreement, as amended on July 27, 2007, are set forth in more detail below.

Commercial Agreement

        Rights Granted to E.R. Squibb—Pursuant to the Commercial Agreement, we granted to E.R. Squibb (1) the exclusive right to distribute, and the co-exclusive right to develop and promote (together with us) any prescription pharmaceutical product using the compound ERBITUX (the "product") in the U.S. and Canada, (2) the co-exclusive right to develop, distribute and promote (together with us and together or co-exclusively with Merck KGaA and its affiliates) the product in Japan, and (3) the non-exclusive right to use our registered trademarks for the product in the U.S., Canada and Japan (collectively, the "territory") in connection with the foregoing. In addition, we agreed not to grant any right or license to any third-party, or otherwise permit any third party, to develop ERBITUX for animal health or any other application outside the human health field without the prior consent of E.R. Squibb (which consent may not be unreasonably withheld).

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

        Up-Front and Milestone Payments—The Commercial Agreement provides for up-front and milestone payments by E.R. Squibb to the Company of $900.0 million in the aggregate, of which $200.0 million was paid on September 19, 2001, $140.0 million was paid on March 7, 2002, $60.0 million was paid on March 5, 2003, $250.0 million was paid on March 12, 2004, and $250.0 million was paid on March 31, 2006. All such payments are non-refundable and non-creditable.

        Distribution Fees—The Commercial Agreement provides that E.R. Squibb shall pay us distribution fees based on a percentage of "annual net sales" of the product (as defined in the Commercial Agreement) by E.R. Squibb in the U.S. and Canada. The distribution fee is 39% of net sales in the U.S. and Canada. The Commercial Agreement also provides that, as between BMS and ImClone Systems, the distribution fees for the sale of product in Japan by E.R. Squibb or ImClone Systems shall be equal to 50% of the operating profit or loss to such sales in any calendar month.

        During the year ended December 31, 2007, we have recorded royalty revenues of approximately $269.8 million, representing 39% of net sales of ERBITUX by BMS.

        Development of the Product—Responsibilities associated with clinical and other ongoing studies are apportioned between the parties as determined by the product development committee described below. The Commercial Agreement provides for the establishment of clinical development plans setting forth the activities to be undertaken by the parties for the purpose of obtaining marketing approvals, providing market support and developing new indications and formulations of the product. After transition of responsibilities for certain clinical and other studies, each party is primarily responsible for performing the studies designated to it in the clinical development plans. In the U.S. and Canada, the Commercial Agreement, prior to the BMS Amendment, provided that E.R. Squibb was responsible for 100% of the cost of all clinical studies other than those studies undertaken post-launch which were not pursuant to an IND (e.g. Phase IV studies), the cost of which was to be shared equally between E.R. Squibb and ImClone Systems. As between E.R. Squibb and ImClone Systems, each was responsible for 50% of the costs of all studies in Japan. As a result of the BMS Amendment, clinical development costs in the U.S. and Canada, up to threshold amounts, will be the sole responsibility of E.R. Squibb with costs in excess of the threshold amounts shared by E.R. Squibb and the Company according to a pre-determined ratio. Also, under certain limited circumstances, we reserve the right to conduct certain sole-funded registrational studies. In addition, prior to the BMS Amendment, to the extent that in 2005 and 2006 ImClone Systems and BMS exceeded the contractual maximum registrational costs for clinical development, we agreed to share such cost with BMS. We have incurred approximately $3.8 million, $20.8 million and $19.9 million pursuant to such cost sharing for the years ended December 31, 2007, 2006 and 2005, respectively. We have also incurred approximately $2.3 million, $3.1 million and $1.4 million related to the agreement with respect to development in Japan for the years ended December 31, 2007, 2006 and 2005, respectively. Except as otherwise agreed upon by the parties, the Company will own all registrations for the product and will be primarily responsible for the regulatory activities leading to registration in each country. E.R. Squibb is primarily responsible for the regulatory activities in each country after the product has been registered in that country. Pursuant to the terms of the Commercial Agreement, as amended, Andrew R.J. Bonfield, Chief Financial Officer of BMS, and a member of our Board of Directors, is entitled to oversee the implementation of the clinical and regulatory plan for ERBITUX.

        Distribution and Promotion of the Product—Pursuant to the Commercial Agreement, E.R. Squibb has agreed to use all commercially reasonable efforts to launch, promote and sell the product in the territory with the objective of maximizing the sales potential of the product and promoting the FDA approved therapeutic profile and benefits of the product in the most commercially beneficial manner. In connection with its responsibilities for distribution, marketing and sales of the product in the territory, E.R. Squibb is performing all relevant functions, including but not limited to the provision of all sales force personnel, marketing (including advertising and promotional expenditures), reimbursement support, warehousing and physical distribution of the product.

        However, we have the right, at our election and sole expense, to co-promote with E.R. Squibb the product in the territory. Pursuant to this co-promotion option, which we have exercised, we are entitled on and after April 11, 2002 (at our sole expense) to have our field organization participate in the promotion of the product consistent with the marketing plan and development plans agreed upon by the parties, provided that E.R. Squibb retains the exclusive rights to sell and distribute the product. Except for our expenses incurred pursuant to the co-promotion option, E.R. Squibb is responsible for 100% of the distribution, sales and marketing costs in the U.S. and Canada, and as between E.R. Squibb and ImClone Systems, each is responsible for 50% of the distribution, sales, marketing costs and other related costs and expenses in Japan. The Company established a sales force to maximize the potential commercial opportunities for ERBITUX and to serve as a foundation for the marketing of future products derived either from within our pipeline or through business development opportunities.

        Manufacture and Supply—The Commercial Agreement provides that the Company is responsible for the manufacture and supply of all requirements of ERBITUX in bulk form active pharmaceutical ingredient (API) for clinical and commercial use in the territory, and that E.R. Squibb will purchase all of its requirements of API for commercial use from the Company. The Company supplies API for clinical use at the Company's fully-burdened manufacturing cost, and supplies API for commercial use at the Company's fully-burdened manufacturing cost plus a mark-up of 10%. The agreement also specifies that the Company should use reasonable efforts to reduce the fully-burdened manufacturing cost of producing bulk ERBITUX over time. Specifically, beginning with 2006 production of bulk ERBITUX, the agreement provides that the cost of API should not exceed a predetermined price per gram. Any excess over such amount will be shared equally by the Company and BMS.

        Upon the expiration, termination or assignment of any existing agreements between ImClone Systems and third party manufacturers, E.R. Squibb will be responsible for processing API into the finished form of the product. Sales of ERBITUX to BMS for commercial use are reflected in the Company's Consolidated Statements of Income as Manufacturing revenue.

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

  •
  a Joint Manufacturing Committee (the "JMC"), which consists of members of senior management of each party with expertise in manufacturing. The JMC is chaired by our representative (unless a determination is made that a long-term inability to supply API exists, in which case the JMC will be co-chaired by representatives of E.R. Squibb and us). The JMC is responsible for, among other things, overseeing and coordinating the manufacturing and supply of API and the product, and formulating and directing the manufacturing strategy for the product;

  •
  an Alliance Committee (the "AC"), which consists of the JEC co-chairs and one additional representative from each of BMS and the Company. The AC is responsible for reviewing any deadlocks in the JEC, the PDC, the JCC or the JMC that are referred to it and to make a recommendation to the referring committee as the appropriate resolution of the referred matter.

        Any matter that is the subject of a deadlock (i.e., no consensus decision) in the PDC, the JCC or the JMC will be referred first to the AC for its recommendation. If the AC is unable to agree on a recommendation or the deadlock continues despite the AC's recommendation, then the matter will be referred to the JEC for resolution. Deadlocks in the JEC may be referred to the AC if the JEC co-chairs unanimously agree and unless resolved in accordance with the AC's recommendation, such deadlock, subject to certain exceptions, will be resolved as follows: (1) if the matter was also the subject of a deadlock in the PDC, by the co-chairperson of the JEC designated by us, (2) if the matter was also the subject of a deadlock in the JCC, by the co-chairperson of the JEC designated by BMS, or (3) if the matter was also the subject of a deadlock in the JMC, by the co-chairperson of the JEC designated by us. Deadlocks relating to changes to previously approved clinical studies will generally be resolved by not making the proposed changes while deadlocks relating to the inclusion of new proposed studies will generally be resolved by not including the proposed study. All other deadlocks in the JEC will be resolved by arbitration.

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

        Product Recalls—If E.R. Squibb is required by any regulatory authority to recall the product in any country in the territory (or if the JCC determines such a recall to be appropriate), then E.R. Squibb and ImClone Systems shall bear the costs and expenses associated with such a recall (1) in the U.S. and Canada, in the proportion of 39% for ImClone Systems and 61% for E.R. Squibb and (2) in Japan, in the proportion for which each party is entitled to receive operating profit or loss (unless, in the territory, the predominant cause for such a recall is the fault of either party, in which case all such costs and expenses shall be borne by such party).

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

        Based on the number of shares of common stock acquired pursuant to the tender offer and the fact that we currently have ten directors, BMS has the right to nominate two directors. BMS designated Andrew R.J. Bonfield, BMS'Chief Financial Officer, as one of the BMS directors. The nomination of Mr. Bonfield was approved by the Board on April 25, 2007, and Mr. Bonfield was subsequently elected as a director at the Company's 2007 Annual Meeting. On May 7, 2007, Andrew G. Bodnar, M.D., J.D., a BMS-appointed director resigned from the Company's Board of Directors. BMS has not designated a second individual to serve as its nominee.

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

        Transfers of Shares—Neither BMS nor any of its affiliates may transfer any shares or enter into any arrangement that transfers any of the economic consequences associated with the ownership of shares, except (1) pursuant to registration rights granted to BMS with respect to the shares, (2) pursuant to Rule 144 under the Securities Act of 1933, as amended, or (3) for certain hedging transactions. Any such transfer is subject to the following limitations: (1) the transferee may not acquire beneficial ownership of more than 5% of the then-outstanding shares of common stock; (2) no more than 10% of the total outstanding shares of common stock may be sold in any one registered underwritten public offering; and (3) neither BMS nor any of its affiliates may transfer shares of common stock (except for registered firm commitment underwritten public offerings pursuant to the registration rights described below) or enter into hedging transactions in any twelve-month period that would, individually or in the aggregate, have the effect of reducing the economic exposure of BMS and its affiliates by the equivalent of more than 10% of the maximum number of shares of common stock owned by BMS and its affiliates at any time after September 19, 2001. Notwithstanding the foregoing, BMS Biologics may transfer all, but not less than all, of the shares of common stock owned by it to BMS or to E.R. Squibb or another wholly-owned subsidiary of BMS.

        Registration Rights—We granted BMS customary registration rights with respect to shares of common stock owned by BMS or any of its affiliates.

Collaborations with Merck KGaA

        ERBITUX Development and License Agreement—In December 1998, the Company entered into a development and license agreement with Merck KGaA with respect to ERBITUX. In exchange for granting Merck KGaA exclusive rights to market ERBITUX outside of the U.S. and Canada and co-exclusive development rights in Japan, the Company received $30.0 million through December 31, 2001 in up-front cash fees and early cash payments based on the achievement of defined milestones, all of which were received by December 31, 2001. An additional $30.0 million was received through December 31, 2004, based upon the achievement of further milestones for which Merck KGaA received equity in the Company. The equity interests underlying the milestone payments were priced at varying premiums to the then market price of the common stock depending upon the timing of the achievement of the respective milestones.

        Merck KGaA pays us a royalty on sales of ERBITUX outside of the U.S. and Canada. In August 2001, Merck KGaA and the Company amended this agreement to provide, among other things, that Merck KGaA may manufacture ERBITUX for supply in its territory and may utilize a third-party to do so upon our reasonable acceptance. The amendment further released Merck KGaA from its obligations under the agreement relating to providing a guaranty under a $30.0 million credit facility relating to the build-out of BB36. In addition, the amendment provides that the companies have co-exclusive rights to ERBITUX in Japan, including the right to sublicense and Merck KGaA waived its right of first offer in the case of a proposed sublicense by us of ERBITUX in our territory. In consideration for the amendment, we agreed to a reduction in royalties' payable by Merck KGaA on sales of ERBITUX in Merck KGaA's territory.

        In September 2002, the Company entered into a binding term sheet, effective as of April 15, 2002, for the supply of ERBITUX to Merck KGaA, which replaces previous supply arrangements. The term sheet provides for Merck KGaA to purchase bulk and finished ERBITUX ordered from us during the term of the December 1998 development and license agreement at a price equal to our fully-burdened manufacturing costs. The term sheet also provided for Merck KGaA to use reasonable efforts to enter into its own contract manufacturing agreements for supply of ERBITUX and obligates Merck KGaA to reimburse us for costs associated with transferring technology and any other services requested by Merck KGaA relating to establishing its own manufacturing or contract manufacturing capacity.

        In July 2006, the Company and Merck KGaA entered into agreements amending and supplementing the 1998 development and license agreement. As part of the agreements, the Company consented to Merck KGaA's sublicense of certain intellectual property rights relating to the development and commercialization of an anti-EGFR antibody to Takeda Pharmaceutical Company (Takeda). Merck KGaA and Takeda signed an alliance in September 2005 for the development and commercialization of matuzumab (EMD-72000), a humanized EGFR-targeting monoclonal antibody. In consideration for the Company's consent, Merck KGaA agreed to pay the Company €2.5 million within 30 days of the execution of the agreements and a further €5.0 million within 30 days of the Company's written consent to the sublicense. The Company received the payments of €2.5 million and €5.0 million in August 2006 and August 2007, respectively, and has deferred the revenue associated with this payment and is recognizing it over the estimated service period. In addition, Merck KGaA agreed to increase its fixed royalty to 9.5% on net sales of ERBITUX outside the U.S. and Canada, effective July 1, 2006. The agreements also promote freedom to operate in the development and commercialization of matuzumab outside the U.S. and Canada and of IMC-11F8 (a fully-human EGFR-targeted IgG1 monoclonal antibody being developed by ImClone Systems) within the U.S. and Canada through the granting of certain reciprocal rights, including the sharing of confidential technical information. This is in addition to the exclusive rights held by the Company to develop and commercialize IMC-11F8 outside of the U.S. and Canada. The agreements do not extend to key intellectual property rights in the U.S. and Canada, where the Company and its partner BMS continue to hold exclusive licenses to key patents covering certain uses of EGFR-targeted monoclonal antibodies.

Collaborations Relating to the Japanese Market

        Pursuant to the Commercial Agreement and our agreement with Merck KGaA, we had granted E.R. Squibb and Merck KGaA co-exclusive rights (together or without us) to develop, distribute and promote ERBITUX in Japan. Subsequently, on October 12, 2007, the Company entered into agreements with Merck KGaA, Merck Serono Japan Company, Limited, E.R. Squibb, Bristol-Myers K.K., and BMS for the co-development and co-commercialization of ERBITUX in Japan. Under the terms of the agreements, the Company, BMS, Merck KGaA, and respective affiliates will collaborate on a joint effort to develop and, following regulatory approval, market ERBITUX in Japan for the treatment of EGFR-expressing mCRC, as well as for the treatment of any other cancers the parties agree to pursue. BMS and Merck KGaA will utilize their respective sales forces in Japan, and the three companies will share development costs incurred and profits/losses realized as a result of this collaboration. Merck Serono Japan will distribute the product and record the sales for the collaboration. The agreements have a term of twenty-five years; provided that either BMS or Merck KGaA may terminate the agreement without cause upon three months' notice if ERBITUX is not launched in Japan by December 31, 2009 and without cause upon six months' notice following the earlier of a launch of a biosimilar product in Japan and the tenth anniversary of the agreements.

        The terms of these new agreements provide that Merck KGaA will receive 50% of the profit/loss from sales in Japan and bear 50% of the related development expense, and the Company and BMS will each receive 25% of the profit/loss and bear 25% of the related development expense. The sharing of profit/loss reflect the co-exclusive rights to ERBITUX in Japan previously granted by the Company to Merck KGaA and BMS. In addition to its percentage of profit/loss, ImClone Systems will receive from Merck KGaA a royalty equal to 4.75% of total net sales in Japan. Any bulk ERBITUX supplied by the Company pursuant to the agreements for use in Japan will be at its fully-burdened manufacturing cost.

UCB S.A.

        In August 2005, the Company entered into a Collaboration and License Agreement with UCB S.A. (UCB), a company registered in Belgium, for the development and commercialization of CDP-791, UCB's novel, investigational PEGylated di-Fab antibody targeting VEGFR-2. No upfront or milestone payments were payable under the Agreement. In the first quarter of 2007, the Company terminated this agreement with UCB, largely due to substantial progress made in the development of IMC-1121B and agreed to pay UCB $450,000 as settlement of all previous amounts due related to expenses associated with the co-development activities under the agreement. As part of this settlement, the Company will receive a single-digit royalty on net sales worldwide upon commercialization of such indications. As of December 31, 2005, the Company had recorded an expense of approximately $2.5 million in its financial statements related to this agreement. As a result of the termination of this contract, the Company reversed approximately $2.0 million in 2006 of the previously expensed amount The Company had a liability due to UCB of $0 and $450,000 as of December 31, 2007 and 2006, respectively.

Icahn Sourcing LLC

        Icahn Sourcing LLC (Icahn Sourcing) is an entity formed and controlled by Carl C. Icahn, the Chairman of the Company's Board, in order to leverage the potential buying power of a group of entities with which Mr. Icahn either owns or otherwise has a relationship in negotiating with a wide range of suppliers of goods, services, and tangible and intangible property. The Company is a member of the buying group and, as such, is afforded the opportunity to purchase goods, services and property from vendors with whom Icahn Sourcing has negotiated rates and terms. Icahn Sourcing does not guarantee that the Company will purchase any goods, services or property from any such vendors, and the Company is under no obligation to do so. The Company does not pay Icahn Sourcing any fees or other amounts with respect to the buying group arrangement. The Company has purchased a variety of goods and services as a member of the buying group at prices and on terms that it believes are more favorable than those which would be achieved on a stand-alone basis.

MANUFACTURING

ImClone Systems Manufacturing Facilities

        We own and operate a pilot manufacturing facility (BB22) for biologics in Branchburg, New Jersey for the manufacture of clinical study materials. At our pilot facility, we previously manufactured a portion of the ERBITUX utilized for clinical studies. We now are using our pilot facility for supporting the scale-up of ERBITUX manufacturing process improvements, developing the cell culture and purification processes for new antibodies and producing antibodies for anticipated clinical studies. Our pilot facility is operated in accordance with current Good Manufacturing Practices (cGMP), which is a requirement for product manufactured for use in clinical studies and for commercial sale.

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

        In December 2003, Swissmedic approved ERBITUX manufactured at BB36 for commercial use in Switzerland. On June 18, 2004, the FDA granted a license to the BB36 facility for U.S. commercial supply. In May 2005, Team Biologics conducted a routine biannual cGMP inspection. Additionally, BB36 had a satisfactory cGMP inspection by the Regierungspräsidium Darmstadt that resulted in a Product Import license being granted to Merck KGaA in April 2003, covering the period November 2003 to October 2004. In April 2007, the Regierungspräsidium jointly with the EMEA completed a successful biannual reinspection of BB36. Another reinspection will be scheduled in approximately two years from the last inspection date.

        We constructed a 250,000 square foot multiple product manufacturing facility (BB50) in Branchburg, New Jersey with capacity of up to 110,000 liters (production volume). Mechanical completion of BB50 was reached in the fourth quarter of 2005. This facility has three distinct suites capable of producing up to three different products concurrently. We also have the ability to produce multiple products at each of the three suites. We completed the commissioning and initial validation of Suite 1 during the second quarter of 2006, and began production of ERBITUX for commercial use in the second half of 2006. We have fitted Suite 2 with equipment and plan to begin commissioning and validation of this Suite during 2008. At this point, Suite 3 remains vacant until further determination of its ultimate use. The total cost of BB50 through December 31, 2007 amounted to approximately $334.1 million. In August 2007, we received FDA approval to manufacture ERBITUX in BB50.

Contract Manufacturing

        On March 17, 2005, the Company entered into a five-year multi-product supply agreement (the "Agreement") with Lonza Biologics PLC (Lonza) for the manufacture of biological material at the 5,000 liter scale. The Company has discretion over which products to manufacture, which may include later-stage clinical production of the Company's antibodies currently in Phase I clinical testing and those nearing Phase I testing. The value of producing all batches allocated under the Agreement is approximately $68.0 million, unless terminated earlier. The Agreement provides that the Company can cancel any batches at any time; however, depending on how much notice the Company provides Lonza, the Company could incur a cancellation fee that varies based on timing of the cancellation. This cancellation fee is only applicable if Lonza does not resell the slots reserved for the cancelled batches. As of December 31, 2007, our obligations under the Agreement were approximately $11.8 million.

        We rely entirely on third-party manufacturers for filling and finishing services. If our current third-party manufacturers or critical raw material suppliers fail to meet our expectations, we cannot be assured that we will be able to enter into new agreements with other suppliers or third-party manufacturers without an adverse effect on our business.

MARKETING AND SALES

        Pursuant to the terms of the Commercial Agreement, E.R. Squibb has primary responsibility for distribution, marketing and sales of ERBITUX in the U.S. and Canada and will provide sales force personnel and marketing services for ERBITUX. We have the right, at our election and sole expense, to co-promote ERBITUX with E.R. Squibb. As part of our strategy to develop the capacity to market our cancer therapeutic products, we have exercised this co-promotion right and are therefore entitled to have our field organization participate in activities supporting the sale of ERBITUX. Pursuant to the terms of the Commercial Agreement, E.R. Squibb retains the exclusive rights to sell and distribute the product. Pursuant to our co-promotion rights, during the third quarter of 2004, the Company decided to establish a field force of oncology sales professionals to increase the Company's presence and prominence within the oncology community and help maximize the market potential for ERBITUX in its approved indications. During 2005 and 2007, we expanded the ImClone sales organization. As of the end of 2007, we had approximately 80 field sales people and managers in our organization. ImClone also maintains a marketing organization that works closely with our corporate partners on marketing strategy and tactical execution.

        We will continue to evaluate future arrangements and opportunities with respect to other products we may develop or additional indications that may be approved for ERBITUX in order to optimize our profits and our distribution, marketing and sales capabilities.

PATENTS AND TRADEMARKS

General

        We seek patent protection for our proprietary technology and products in the U.S. and abroad. Patent applications have been submitted and are pending in the U.S., Canada, Europe and Japan, as well as other countries. The patent position of biopharmaceutical firms generally is highly uncertain and involves complex legal questions. Our success will depend, in part, on whether we can:

  •
  obtain patents to protect our own products;

  •
  obtain licenses to use the technologies of third parties, which may be protected by patents;

  •
  protect our trade secrets and know-how; and

  •
  operate without infringing the intellectual property and proprietary rights of others.

Patent Rights; Licenses

        We currently have exclusive licenses or assignments to numerous issued patents worldwide that relate to our proprietary technology.

        ERBITUX.    We have an exclusive license from the University of California to an issued U.S. patent for the murine form of ERBITUX, our EGFR antibody product. We believe that this patent's scope should be its literal claim scope as well as other antibodies not literally embraced but potentially covered under the patent law doctrine of equivalents. Whether or not a particular antibody is found to be an equivalent to the antibodies literally covered by the patent can only be determined at the time of a potential infringement, and in view of the technical details of the potentially infringing antibody in question. Our licensor of this patent did not obtain patent protection outside the U.S. for this antibody.

        We are pursuing additional patent protection relating to the field of EGFR antibodies in the treatment of cancer that may limit the ability of third parties to commercialize EGFR antibodies for such use. Specifically, we are pursuing patent protection for the use of EGFR antibodies in combination with chemotherapy to inhibit tumors or tumor growth. We previously exclusively licensed from Rhone-Poulenc Rorer Pharmaceuticals, now known as Sanofi-Aventis, patent applications seeking to cover the therapeutic use of antibodies to the EGFR in conjunction with anti-neoplastic agents. A change in ownership, and subsequent relicensing, of this family of patents are described in the Yeda matter discussed in more detail under Item 3—"Legal Proceedings." A U.S. patent, a Canadian patent and a European patent were issued in this family. In December 2002, Opposition Proceedings seeking to revoke the European patent were brought by the Scripps Research Institute, Amgen Inc., Abgenix, Inc., and YM Biosciences Inc. An Opposition Proceeding is an administrative process, the outcome of which may be that the European patent will be revoked. The Company has vigorously defended its position in this matter, which was suspended pending a final determination of the Yeda matter discussed under Item 3—"Legal Proceedings." We have filed additional patent applications, based in part on our own research, that would cover the use of ERBITUX and other EGFR antibodies in conjunction with radiation therapy, and the use of ERBITUX and other EGFR inhibitors in refractory patients, either alone or in combination with chemotherapy or radiation therapy. We have also filed patent applications that include claims on the use of conjugated forms of ERBITUX, as well as humanized forms of the antibody and fragments.

        Our license agreements with the University of California, Yeda, and Sanofi-Aventis require us to pay royalties on sales of ERBITUX that are covered by these licenses. We have entered into license agreements with Genentech for rights to patents covering certain use of epidermal growth factor receptor antibodies and with both Genentech and Centocor for rights to patents covering various aspects of antibody technology. Our agreements with both Genentech and Centocor require us to pay royalties on the sale of ERBITUX that are covered by these licenses. In conjunction with the settlement of the Yeda matter in December 2007, we are required to pay a low-single digit royalty to Yeda and Sanofi-Aventis on sales of ERBITUX.

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

        There can be no assurance that we will not be subject to claims in patent suits that one or more of our products or processes infringe third parties' patents or violate the proprietary rights of third parties. Defense and prosecution of such patent suits can result in the diversion of substantial financial, management and other resources from our other activities. An adverse outcome could subject us to significant liability to third-parties, require us to obtain licenses from third-parties, or require that we cease any related product development activities or product sales.

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

        Angiogenesis Inhibitors.    With respect to our research on inhibitors of angiogenesis based on the flk-1 receptor (VEGFR-2), we are the exclusive licensee from Princeton University of a family of patents and patent applications covering recombinant nucleic acid molecules that encode the murine flk-1 receptor and antibodies to extracellular portions of the receptor and its human homolog, KDR. We are also the assignee of a family of patents and patent applications filed by our scientists generally related to angiogenesis-inhibiting antibodies to receptors that bind VEGF, for example human flt-1 (VEGFR-1) and KDR (VEGFR-2). One of the patents licensed from Princeton University claims the use of flk-1 receptor antibodies to isolate cells expressing the flk-1 receptor on their cell surfaces. Additionally, we are a co-owner of a patent application directed to the use of flk-1/KDR receptor antibodies to isolate stem cells that express flk-1/KDR on their cell surfaces. At present, we are seeking exclusive rights to this invention from the co-owners. We have an exclusive license from the Ludwig Institute for Cancer Research for patent rights pertaining to antibodies that specifically bind flt-4 (VEGFR-3) and their use in cancer.

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

        Phage Display Technology.    A number of antibodies that we are developing, including our fully-human anti-EGFR monoclonal antibody IMC-11F8 and our fully-human anti-KDR monoclonal antibody IMC-1121B are phage-derived antibodies, which means they are made using phage technology. Since patents have been issued to biotechnology companies that relate to phage-derived antibodies and their manufacture, we may be required to obtain licenses under these patents before we can commercialize certain phage-derived antibodies. In March 2003, we entered into a license with Dyax Corp. (Dyax) for certain of Dyax's patent rights and know-how covering certain phage display technology and a proprietary phage display library. This license also includes sublicense or non-enforcement covenant rights from other companies that possess patent and other intellectual property rights relating to phage display technology. We believe, though we cannot be certain, that this license will provide us with the freedom to operate in the development of IMC-11F8 and IMC-1121B as well as certain other phage-derived antibodies.

        Trademarks.    ERBITUX, ERBITUX/cetuximab & antibody design logo, IMCLONE, IMCLONE SYSTEMS, IMCLONE SYSTEMS INCORPORATED, TARGETED ONCOLOGY and the ANTIBODY DESIGN (pantone #172 "Orange"), our corporate icon, are trademarks and/or service marks of ImClone Systems Incorporated. Applications are pending or registrations have been issued for various of these marks in the U.S. and/or foreign jurisdictions.

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

GOVERNMENT REGULATION

        The research and development, manufacture and marketing of human therapeutic and diagnostic products are subject to regulation, primarily by the FDA in the U.S. and by comparable authorities in other countries. These national agencies and other federal, state and local entities regulate, among other things, research and development activities (including testing in animals and in humans) and the testing, manufacturing, handling, labeling, storage, distribution, import, export, record keeping, reporting, approval, advertising and promotion of the products that we are developing. Noncompliance with applicable requirements can result in various adverse consequences, including delay in approval or refusal to approve product licenses or other applications, suspension or termination of clinical investigations, revocation of approvals previously granted, fines, criminal prosecution, recall or seizure of products, injunctions against shipping products and total or partial suspension of production and/or refusal to allow a company to enter into governmental supply contracts.

        The process of obtaining requisite FDA approval has historically been costly, time consuming, and uncertain. Current FDA requirements for a new human drug or biological product to be marketed in the U.S. include: (1) the successful conclusion of pre-clinical laboratory and animal tests, if appropriate, to gain preliminary information on the product's safety; (2) filing with the FDA of an IND to conduct human clinical studies for drugs or biologics; (3) the successful completion of adequate and well-controlled human clinical investigations to establish the safety and efficacy of the product for its recommended use; (4) filing by a company and acceptance and approval by the FDA of a New Drug Application (NDA) for a drug product or a BLA for a biological product to allow commercial distribution of the drug or biologic; and (5) FDA review of whether the facility in which the drug or biologic is manufactured, processed, packed or held meets standards designed to assure the product's continued quality. Overall, conducting clinical studies is a lengthy, time-consuming and expensive process.

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

        U.S. law requires that studies conducted to support approval for product marketing be "adequate and well controlled." In general, this means that either a placebo or a product already approved for the treatment of the disease or condition under study must be used as a reference control. Studies must also be conducted in compliance with all applicable laws and regulations including good clinical practice, or GCP, and informed consent requirements.

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

        During the course of, and following the completion of clinical studies, the data are analyzed to determine whether the studies successfully demonstrated safety and effectiveness, and whether a product approval application may be submitted. In the U.S., if the product is regulated as a drug, a NDA must be submitted and approved before commercial marketing may begin. If the product is regulated as a biologic, such as antibodies, a Biologics License Application, or BLA, must be submitted and approved before commercial marketing may begin. The FDA Center for Drug Evaluation and Research, or CDER, has responsibility for the review and approval of drugs and certain therapeutic biologics such as monoclonal antibodies, cytokines, growth factors, enzymes, interferons and certain proteins. The FDA Center for Biologics Evaluation and Research, or CBER, has responsibility for other biologics. Based on this re-distribution of responsibility, most of our products will be reviewed by CDER. The NDA or BLA must include a substantial amount of data and other information concerning the safety and effectiveness (and, in the case of a biologic, purity and potency) of the compound from laboratory, animal and clinical testing, as well as data and information on manufacturing, product stability, and proposed product labeling.

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

        Some of our cancer treatments may be used in conjunction with in vitro diagnostic products to test patients for particular traits. In vitro diagnostic products are generally regulated by the FDA as medical devices. Before a medical device may be marketed in the U.S., the manufacturer generally must obtain either clearance through a 510(k) pre-market notification (510(k)) process or approval through the pre-market approval application (PMA) process. Section 510(k) notifications may be filed only for those devices that are "substantially equivalent" to a legally marketed predicate device. If a device is not "substantially equivalent" to a legally marketed predicate device, a PMA must be filed. The pre-market approval procedure generally involves more complex and lengthy testing, and a longer review process than the 510(k) process.

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

        Significant additional legal and regulatory requirements also apply after FDA approval to market under an NDA or BLA. Along with the requirement for ongoing adherence to cGMPs, these requirements include, among other things, requirements related to adverse events and other reporting, product advertising and promotion, and the need to submit appropriate new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process.

        In the U.S., the research, manufacturing, distribution, sale, and promotion of drug and biological products are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services, other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), and state and local governments. For example, sales and marketing and medical affairs programs must comply with a variety of federal, state and local laws, and regulations and principles, such as the Medicare-Medicaid Anti-Fraud and Abuse Act, as amended, the False Claims Act, also as amended, the privacy provisions of the Health Insurance Portability and Accountability Act, or HIPAA, and the Pharmaceutical Research and Manufacturers of America Code on Interactions with Healthcare Professionals. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990, as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

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

        Sales outside the U.S. of products we develop will also be subject to regulatory requirements governing human clinical studies and marketing for drugs and biological products and devices. The requirements vary widely from country to country, but typically the registration and approval process takes several years and requires significant resources. In most cases, if the FDA has not approved a product for sale in the U.S. the product may be exported to any country if it complies with the laws of that country and has valid marketing authorization by the appropriate authority (1) in Canada, Australia, New Zealand, Japan, Israel, Switzerland or South Africa, or (2) in the European Union or a country in the European Economic Area if the drug is marketed in that country or the drug is authorized for general marketing in the European Economic Area. There are specific FDA regulations that govern this process.

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

        In the U.S., debate over the reform of the health care system has resulted in an increased focus on pricing. Although there are currently no government price controls over private sector purchases in the U.S., federal legislation requires pharmaceutical manufacturers to pay prescribed rebates on certain drugs to enable them to be eligible for reimbursement under certain public health care programs. Various states have adopted mechanisms under Medicaid and otherwise that seek to control drug prices, including by disfavoring certain higher priced drugs and by seeking supplemental rebates from manufacturers. In the absence of new government regulation, managed care has become a potent force in the market place that increases downward pressure on the prices of pharmaceutical products. New federal legislation, enacted in December 2003, has altered the way in which physician-administered drugs covered by Medicare are reimbursed, generally leading to lower reimbursement for physicians. As of January 1, 2005, physicians are reimbursed for physician-administered drugs, such as ERBITUX, based on the Average Sales Price of the drug plus six (6) percent. The Average Sales Price is the average net price of a drug to all non-federal purchasers. Price discounts will affect the drug reimbursement rates. To date, the sale of ERBITUX has not been discounted to non-federal purchasers, other than routine prompt payment discounts.

        This focus on pricing has led to other government action, and may lead to other action in the future. For example, in December 2003 federal legislation was enacted to change U.S. import laws and expand the ability to import lower priced versions of pharmaceutical products from Canada, where there are government price controls. These changes to the import laws will not take effect unless and until the Secretary of Health and Human Services certifies that the changes will lead to substantial savings for consumers and will not create a public health safety issue. The current Secretary of Health and Human Services has indicated that there is not a basis to make such a certification at this time. However, it is possible that this Secretary or a subsequent Secretary could make the certification in the future. In addition, legislative proposals have been made to implement the changes to the import laws without any certification, and to broaden permissible imports in other ways. Even if the changes to the import laws do not take effect, and other changes are not enacted, imports from Canada and elsewhere may increase due to market and political forces, and the limited enforcement resources of the FDA, the Customs Service, and other government agencies. For example, numerous states and localities have proposed programs to facilitate Canadian imports, and at least one locality has already begun such a program, notwithstanding questions raised by FDA about the legality of such actions. We expect that pressures on pricing results will continue.

        In the European Union, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of such products to consumers. The approach taken varies from member state to member state. Some jurisdictions operate positive and/or negative list systems under which products may only be marketed once a reimbursement price has been agreed. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products, as exemplified by the National Institute for Clinical Excellence in the United Kingdom which evaluates the data supporting new medicines and passes reimbursement recommendations to the government. In addition, in some countries cross-border imports from low-priced markets (parallel imports) exert a commercial pressure on pricing within a country.

        In Japan, the National Health Ministry biannually reviews the pharmaceutical prices of individual products. In the past, these reviews have resulted in price reductions.

ENVIRONMENTAL AND SAFETY MATTERS

        We use hazardous chemicals, biological agents and various radioactive isotopes and compounds in our research and development and our manufacturing activities. Accordingly, we are subject to and seek to comply with, applicable regulations under federal, state and local laws regarding employee safety, environmental protection and hazardous substance control. We have made and will continue to make expenditures for environmental compliance, environmental protection and employee safety. Such expenditures have not had, and in the opinion of management are not expected to have, a material effect on our financial position, results of operation, capital expenditures or competitive position. However, these laws may change, our processes may change, or other facts may emerge which could affect our operations, business or assets and therefore the amount and timing of expenditures in the future may vary substantially from those currently anticipated.

COMPETITION

        Competition in the biopharmaceutical industry is intense and based significantly on scientific, technological and market factors. These factors include the availability of patent and other protection for technology and products, the ability to commercialize technological developments and the ability to obtain governmental approval for testing, manufacturing and marketing. We compete with specialized biopharmaceutical firms in the U.S., Europe, Asia and elsewhere, as well as a growing number of large pharmaceutical companies that are applying biotechnology to their operations. Many biopharmaceutical and large pharmaceutical companies have focused their development efforts in the human therapeutics area, including cancer. Many major pharmaceutical companies have developed or acquired internal biotechnology capabilities or made commercial arrangements with other biopharmaceutical companies. Further, such companies have substantially greater financial resources and greater access to the capital markets than we do. These companies, as well as academic institutions, governmental agencies and private research organizations, also compete with us in recruiting and retaining highly qualified scientific, technical and professional personnel and consultants.

        We are aware of certain products under development or manufactured by competitors that are used or marketed for the prevention, diagnosis, or treatment of certain diseases that we have targeted for product development. Various companies are developing or commercializing biopharmaceutical products that potentially compete directly with our commercial product and product candidates. These include areas such as: (1) the use of biopharmaceutical and pharmaceutical products targeted to the EGFR or antibodies to that receptor to treat cancer; (2) the existence and development of inhibitors to angiogenesis; and (3) the existence and development of inhibitors to IGF. Currently there is one small molecule EGFR inhibitor approved by the FDA. OSI Pharmaceuticals, Inc. and Genentech, Inc. received approval from the FDA for Tarceva™ (erlotinib) for the treatment of patients with locally advanced or metastatic non-small cell lung cancer after failure of at least one prior chemotherapy regimen and for first-line pancreatic cancer when used in combination with Gemzar. AstraZeneca Pharmaceutical's IRESSA® (gefitinib), a small molecule EGFR inhibitor has been withdrawn from certain markets after failing its confirmatory study with non-small cell lung cancer, yet they have ongoing studies in various tumor types. In addition, several product candidates are in advanced stages of clinical studies. We are aware of several companies that have potential antibody or other product candidates in clinical testing that target the EGFR and therefore may compete with our lead product, ERBITUX. These companies include, but are not limited to: (1) Amgen, Inc. which received FDA approval in September 2006 and European Medicines Agency (EMEA) approval in 2007 for their IgG2 fully-human monoclonal antibody, panitumumab, for use as a single agent for highly refractory colorectal cancer and as a single-agent in patients with the KRAS wild type biomarker (KRAS WT), respectively; (2) Pfizer, Inc.; (3) GlaxoSmithKline plc; (4) Novartis; (5) Merck KGaA; (6) Wyeth; (7) Medarex; and (8) YM Bioscience Inc.

        On February 26, 2004, Genentech received FDA approval for Avastin® for treatment in first-line metastatic colorectal cancer. Avastin® (including second-line CRC and first-line non-small cell lung cancer indications) is an approved therapeutic antibody designed to inhibit vascular endothelial growth factor (VEGF). While Avastin® does not target the EGFR, it is indicated for patient populations (second-line CRC) that encompass the same patients as the FDA's approval for ERBITUX. In addition, Avastin® competes significantly with ERBITUX in patients beyond the FDA label of Avastin® in CRC and may compete significantly with ERBITUX as a treatment for other cancers, including NSCLC. We believe that, notwithstanding the fact that the FDA has approved Avastin® and ERBITUX for the treatment of metastatic colorectal cancer in different indications, physicians have prescribed Avastin® outside of its approved indication and within ERBITUX's approved indications. If physicians continue or accelerate such prescription of Avastin® outside of its approved indication, the prescription volume or market share of ERBITUX within its approved indication may be limited or may diminish.

        During the third quarter of 2006, Amgen received FDA approval for Vectibix™ (panitumumab), which is indicated as a monotherapy for the treatment of patients with EGFR-expressing metastatic colorectal cancer who have disease progression, on or following fluoropyrimidine-, oxaliplatin- and irinotecan- containing regimens. We believe that ERBITUX's strength and leadership in clinical data, the product's established market presence, combined with our strategic planning and tactical execution effectively positions us to address our competition within the colorectal marketplace, however this direct competitor's drug could adversely impact the continued marketability of ERBITUX.

        We expect that our products under development and in clinical studies will address major markets within the cancer sector, and potentially markets in other therapeutic areas. Our competition will be determined in part by the potential indications for which drugs are developed and ultimately approved by regulatory authorities. Additionally, the timing of market introduction of some of our potential products or of competitors' products may be an important competitive factor. Accordingly, the relative speed with which we can develop products, complete pre-clinical testing, clinical studies and approval processes and supply commercial quantities to market are expected to be important competitive factors. We expect that competition among products approved for sale will be based on various factors, including product efficacy, safety, convenience, availability, price, patent position, manufacturing capacity and capability, distribution capability and government action.

OUR EMPLOYEES

        We have assembled a qualified business, professional and scientific staff with a variety of complementary skills in a broad base of areas, including legal, finance, advanced research technologies, oncology, immunology, molecular and cell biology, antibody engineering, protein and medicinal chemistry and high-throughput screening. We have also recruited a staff of technical and professional employees to carry out manufacturing at our Branchburg, New Jersey facilities. Of our 1,128 full-time personnel on January 31, 2008, 997 were employed at our New Jersey facilities and 131 were employed at our New York headquarters. Our staff includes 71 persons with Ph.D.'s and 13 with M.D.'s.

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

        Our future growth and a significant portion of our future revenues depend on the continued commercial success of ERBITUX, our only FDA-approved product. We cannot be certain that ERBITUX will continue to be licensed or approved in the U.S. or in any foreign market. A number of factors may affect the rate and level of market acceptance of ERBITUX, including:

  •
  The perception by physicians and other members of the healthcare community of ERBITUX's safety or efficacy or that of competing products;

  •
  The effectiveness of our and BMS' sales and marketing efforts in the U.S. and the effectiveness of Merck KGaA's sales and marketing efforts outside the U.S.;

  •
  The ability to obtain additional FDA approvals to market ERBITUX in additional treatment indications and tumor types;

  •
  Any unfavorable publicity concerning the Company, ERBITUX or competitive drugs;

  •
  The price of ERBITUX relative to other drugs or competing treatments;

  •
  The availability and level of third-party reimbursement for sales of ERBITUX;

  •
  Emerging biomarker data (e.g. mutated or wild type forms of the KRAS) and how it is interpreted by physicians;

  •
  A change in government regulation which would allow the entry of generic products in the market could cause a significant decline in sales;

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

        Under our agreement with BMS, BMS has the exclusive right to distribute ERBITUX in the U.S. and Canada, in exchange for which we receive royalty payments of 39% of BMS' net sales of ERBITUX in the U.S. and Canada. Under our agreement with Merck KGaA, Merck has the exclusive right to market ERBITUX outside of the U.S., Canada and Japan, in exchange for which we receive royalty payments of 9.5% of Merck KGaA's net sales of ERBITUX. These royalty payments from BMS and Merck represent a significant portion of our current revenues. In addition, we receive milestone payments and reimbursements of various regulatory and clinical expenses, as well as certain marketing and administrative expenses from BMS and Merck. Recently, we amended the Commercial Agreement with BMS to expand the on-going clinical development plan for ERBITUX by up to several hundred million dollars with development costs, up to threshold amounts, being the sole responsibility of BMS and costs in excess of the thresholds shared by both companies according to a pre-determined ratio. Our reliance on these relationships creates a number of potential risks, including the risk that our corporate partners may not devote sufficient resources to our programs or product. If either BMS or Merck becomes unable to market effectively and sell sufficient quantities of ERBITUX, or otherwise unable to meet its contractual obligations, our revenues and/or profitability may be negatively impacted due to decreased revenues or increased commercial expenses on our part.

        On February 27, 2008, the Company received verbal notification from Merck KGaA that Merck KGaA was taking the position that the Yeda Settlement Agreement of December 7, 2007 resulted in the breach of one of the Company's representations in the Development License Agreement and that, therefore, Merck KGaA was no longer obligated to reimburse a portion of the royalty payments paid by ImClone to Yeda and Sanofi-Aventis following the date of that agreement. The Company is attempting to determine the effect on it of the Merck KGaA notification and its rights and obligations relating thereto.

We operate in a highly competitive industry, including in terms of product pricing, that is subject to rapid and significant technological change.

        The pharmaceutical industry in which we operate is highly competitive. Our present and potential competitors include major pharmaceutical and biotechnology companies, as well as specialty pharmaceutical firms. Certain of these companies have considerably greater financial, research, clinical, regulatory, manufacturing, and marketing resources than we do. We have already experienced significant competition to ERBITUX from Avastin® (bevacizumab) (a non-chemotherapeutic biopharmaceutical product manufactured by Genentech, Inc. and approved by the FDA as first- and second-line treatment for patients with metastatic colorectal cancer and as first-line treatment in non-small cell lung cancer). Xeloda® (capecitabine) (a chemotherapeutic biopharmaceutical product manufactured by Roche Laboratories, Inc. and also approved by the FDA as a first-line treatment for patients with metastatic colorectal cancer), and Vectibix™ (panitumumab) (an IgG2 anti-EGFR monoclonal antibody manufactured by Amgen and approved by the FDA as a single-agent for patients where 5-fluorouracil, oxaliplatin and irinotecan have failed and in the European Union as a single-agent in patients with KRAS WT) have also presented competitive challenges. We believe that, notwithstanding the fact that the FDA has approved Avastin®, Xeloda®, Vectibix™ and ERBITUX for the treatment of metastatic colorectal cancer in different indications, physicians have prescribed each outside of their approved indications and within ERBITUX's approved indications. ERBITUX is priced at a premium to all of these agents for a monthly course of therapy. We are also aware of products in development at other biotechnology or pharmaceutical companies that, if successful in clinical trials and approved for marketing, may be priced competitively and compete with ERBITUX for the indications for which we have FDA or EMEA approval, or for indications for which we are seeking, or may seek, FDA or EMEA approval. Business arrangements among our competitors may increase competition and the resources available to these competitors. In addition, the pharmaceutical industry has undergone, and is expected to continue to undergo, rapid and significant technological change, and we expect competition to increase with technical advances. The development of products or processes by our competitors with significant advantages over those that we are seeking to develop could cause the marketability of our products to stagnate or decline.

We are subject to extensive governmental regulation. If we are unable to obtain or maintain regulatory approvals for our product or product candidates, we will not be able to market our product or further develop our product candidates.

        We are subject to stringent regulation with respect to product safety and efficacy by various international and U.S. federal, state and local authorities. Of particular significance are the FDA's requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use. Any biopharmaceutical that we may develop cannot be marketed in the U.S. until it has been approved by the FDA, and then can only be marketed for the indications and claims approved by the FDA. As a result of these requirements, the length of time, the level of expenditures and the laboratory and clinical information required for approval of an NDA or a BLA, or any supplements thereto, are substantial and can require a number of years, and the ability to obtain regulatory approval is uncertain. In addition, after any of our products receives regulatory approval, it remains subject to ongoing FDA regulation, including with respect to, for example, changes to the product, its manufacturing or label, new or revised regulatory requirements for manufacturing practices, additional clinical study requirements, restricted distribution, written warnings to physicians, a product recall, and withdrawal of a previously obtained approval. Similarly, extensive regulation exists outside of the U.S., including in Europe and Japan.

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

        In some foreign markets, pricing and profitability of prescription pharmaceuticals are subject to government control. In the U.S., there is, and we expect that there will continue to be, federal, state and local legislation aimed at imposing similar controls. In addition, we expect managed care and government initiatives in the U.S. to continue to put pressure on the pricing of pharmaceutical products. Cost control initiatives would decrease the price received by our collaborators for any of our products in the future. Further, cost control initiatives would impair or diminish our ability or incentive, or the ability or incentive of our partners or potential partners, to commercialize our other product candidates, and accordingly, our ability to earn revenues.

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

Our royalty and collaborative agreement reimbursement revenues could vary significantly and may adversely impact our business.

        Royalty and collaborative agreement reimbursement revenues in future periods could vary significantly. Major factors affecting these revenues include, but are not limited to:

  •
  Variations in BMS' and Merck KGaA's and other licensees' sales of licensed products;

  •
  The expiration or termination of existing arrangements with our collaborative partners, particularly BMS and Merck KGaA, which may include development and marketing arrangements for our products in the U.S., Europe and other countries outside the U.S.;

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

        Our only approved product is ERBITUX while our product candidates are still undergoing clinical trials and are in the early stages of development. Any successful development of our product candidates is highly uncertain and depends on a number of factors, many of which are beyond our control. In addition, each of our product candidates under development will require significant additional research and development resources to be expended prior to their commercialization. Even if we spend substantial amounts on research and development, our potential products may not be developed successfully. Products that appear promising in research or development may be delayed or fail to reach later stages of development or the market for a variety of reasons including:

  •
  Preclinical tests may show the product to be toxic or lack efficacy in animal models;

  •
  Clinical trial results may show the product to be less effective than desired or to have harmful or problematic side effects;

  •
  Failure to receive the necessary regulatory approvals or a delay in receiving such approvals. Among other things, such delays may be caused by slow enrollment in clinical studies, extended length of time to achieve study endpoints, additional time requirements for data analysis or preparation of the BLA, discussions with the FDA, FDA requests for additional pre-clinical or clinical data, analyses or changes to study design, or unexpected safety, efficacy or manufacturing issues;

  •
  Difficulties formulating the product, scaling the manufacturing process or in getting approval for manufacturing;

  •
  Manufacturing costs, pricing or reimbursement issues, or other factors that make the product uneconomical;

  •
  The proprietary rights of others and their competing products and technologies that may prevent the product from being developed or commercialized; and

  •
  The contractual rights of our collaborators or others that may prevent the product from being developed or commercialized.

        If the product candidates on which we have expended significant amounts for research and development are not commercialized, we will not earn a return on the related research and development expenditures, which would adversely affect our prospects for future revenue growth and our stock price.

If third parties on which we rely for clinical trials do not perform as contractually required or as we expect, we may not be able to obtain regulatory approval for additional indications for ERBITUX or obtain regulatory approval for or commercialize our product candidates.

        We depend on independent clinical investigators and, in some cases, contract research organizations and other third party service providers to conduct the clinical trials for our product candidates and for additional indications for ERBITUX and expect to continue to do so. We rely heavily on these parties for successful execution of our clinical trials, but we do not control many aspects of their activities. Nonetheless, we are responsible for confirming that each of our clinical trials is conducted in accordance with the general investigational plan and protocol. Our reliance on these third parties that we do not control does not relieve us of our responsibility to comply with the regulations and standards of the FDA relating to good clinical practices. Third parties may not complete activities on schedule or may not conduct our clinical trials in accordance with regulatory requirements or applicable trial plans and protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval and commercialization of our product candidates or result in enforcement action against us.

Difficulties or delays in product manufacturing and finishing could cause shortfalls in the supply of ERBITUX or our product candidates currently being developed which would harm our business and, in the case of ERBITUX, our ability to meet our financial obligations.

        We currently manufacture bulk active pharmaceutical ingredient for ERBITUX at our BB36 and BB50 manufacturing facilities. Catalent Pharma Solutions LLC (Catalent), formerly Cardinal Health Pharmaceutical Technologies and Services, and Hollister-Stier Laboratories LLC (Hollister-Stier) are currently our primary providers of filling and finishing services—the final stage of manufacturing for ERBITUX. Any prolonged interruption in the operations of our or our contractors' manufacturing and finishing facilities could result in cancellations of shipments, loss of product in the process of being manufactured, or a shortfall of available product inventory. The Catalent facility is up for sale by the Blackstone Group and that may cause a disruption to our business depending on the nature of the sale. A number of factors also could cause interruptions, including a failure of our or our contractors' manufacturing and finishing facilities to obtain FDA approval and maintain compliance with current good manufacturing practice requirements, changes in the FDA's regulatory requirements or standards that require modifications to our manufacturing processes, action by the FDA that results in the halting of production of one or more of our products due to regulatory issues, a contract manufacturer going out of business, natural or other disasters, or other similar factors. Because our manufacturing and finishing processes and those of our contractors are highly complex and are subject to a lengthy FDA approval process and extensive ongoing regulation, alternative qualified production capacity may not be available on a timely basis or at all. We may also experience insufficient available capacity to manufacture existing or new products which could cause shortfalls of available product inventory. Difficulties or delays in our and our contractors' manufacturing and supply of existing or new products could increase our costs, cause us to lose revenue or market share and damage our reputation.

        During the second half of 2007, we transitioned our BB50 manufacturing facility from the production of ERBITUX to certain of our pipeline products. During the first quarter of 2008, we have transitioned back to producing ERBITUX in BB50. This facility is approved by the FDA as a single-product manufacturing facility for the production of ERBITUX. Therefore, we are required to file an sBLA with the FDA for approval of the procedures and controls in the operation of BB50 as a multi-product manufacturing facility, which we intend to do during 2008. However, there are no guarantees that the FDA will approve these procedures and controls in the operation of BB50 as a multi-product manufacturing facility. If the FDA does not approve the procedures and controls that were used during 2007 in the operation of BB50 as a multi-product manufacturing facility we will not be able to sell the ERBITUX produced since the transition back to the production of ERBITUX in 2008.

        Although the FDA has approved our BB36 and BB50 manufacturing facilities and the BB36 facility has passed multiple subsequent inspections, if we are unable to maintain FDA approval for BB36 and BB50, it may cause shortfalls in our product inventory which would negatively impact our revenues and our business.

Our marketing partners may experience pressure to lower the price of ERBITUX because of new and/or proposed federal legislation, which would reduce our royalty revenue and may harm our business.

        Federal legislation has altered the way in which physician administered drugs covered by Medicare, such as ERBITUX, are reimbursed, generally leading to lower reimbursement levels. This legislation also added an outpatient prescription drug benefit to Medicare, effective January 2006. The outpatient prescription drug benefit is provided primarily through private entities, which will attempt to negotiate price concessions from pharmaceutical manufacturers, including our collaborators. These negotiations may increase pressures to lower pricing for ERBITUX. While the law specifically prohibits the U.S. government from interfering in price negotiations between manufacturers and Medicare drug plan sponsors, some members of Congress are pursuing legislation that would permit the U.S. government to use its enormous purchasing power to demand discounts from pharmaceutical companies, thereby creating de facto price controls on prescription drugs, such as ERBITUX. In addition, the new law contains triggers for Congressional consideration of cost containment measures for Medicare in the event Medicare cost increases exceed a certain level. These cost containment measures could include some limitations on prescription drug prices that our collaborators charge for ERBITUX which would reduce our royalty revenue and harm our business.

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

        In addition, in December 2003, federal legislation was enacted to modify U.S. import laws and expand the ability for lower priced pharmaceutical products to be imported from Canada, where government price controls have been enacted. These changes to the import laws will not take effect unless and until the Secretary of Health and Human Services certifies that the changes will lead to substantial savings for consumers and will not create a public health safety issue. The current Secretary of Health and Human Services has indicated that there is not a basis to make such a certification at this time. However, it is possible that this Secretary or a subsequent Secretary could make such a certification in the future.

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

        We are highly dependent on the principal members of our management, operations and scientific staff. We experience intense competition for qualified personnel. Our future success depends in part on the continued service of our executive management and scientific personnel and our ability to recruit, train and retain highly qualified management, scientific, manufacturing and sales and marketing personnel. If we lose the services of any of these personnel, our research and product development and marketing goals, including the maintenance of relationships with leading research institutions and key collaborators, could be delayed or curtailed. In addition, we do not maintain "key man" life insurance on any of our employees. As a result, we may be unable to minimize the negative impact on our business stemming from the loss of a key employee.

The law or FDA policy could change and expose us to competition from "generic" or "follow-on" versions of our products, which may impact our market share and harm our business.

        We could be adversely affected by competition from manufacturers of generic drugs in the future both within the U.S. as well as in international markets. Under current U.S. law and FDA policy, generic versions of conventional chemical drug compounds, sometimes referred to as small molecule compounds, may be approved through an abbreviated approval process. In general terms, the generic applicant references an approved innovator product for which full clinical data demonstrating safety and effectiveness exist for the approved conditions of use. The generic applicant in turn need only demonstrate that its product has the same active ingredient(s), dosage form, strength, route of administration, and conditions of use (labeling) as the referenced innovator drug, and that the generic product is absorbed in the body at the same rate and to the same extent as the referenced innovator drug (this is known as bioequivalence). In addition, the generic application must contain information regarding the manufacturing processes and facilities that will be used to ensure product quality, and must contain certifications to patents listed with the FDA for the referenced innovator drug.

        There is no such abbreviated approval process under current law for biological products approved under the Public Health Service Act through a BLA, such as monoclonal antibodies, cytokines, growth factors, enzymes, interferons and certain other proteins. However, various proposals have been made to establish an abbreviated approval process to permit approval of generic or follow-on versions of these types of biological products. The proposals include proposals for legislation, and proposals for the FDA to extend its existing authority to this area. For example, some have proposed that the FDA allow a generic or follow-on copy of certain therapeutic biologics to be approved under an existing mechanism known as a 505(b)(2) application. A 505(b)(2) application is a form of an NDA, where the applicant does not have a right to reference some of the data being relied upon for approval. Under current regulations, 505(b)(2) applications can be used where the applicant is relying in part on published literature or on findings of safety or effectiveness in another company's NDA 505(b)(2) applications that have not been used to date for therapeutic biologic products. In addition, the use of 505(b)(2) applications, even for conventional chemical drug products, is the subject of ongoing legal challenge. It is thus not clear what the permitted use of a 505(b)(2) application might be in the future for biologics products, or whether any other proposals on generic or follow-on biologics will be adopted. However, if the law is changed or if the FDA somehow extends its existing authority in new ways, and third parties are permitted to obtain approvals of versions of our products through an abbreviated approval mechanism and without conducting full clinical studies of their own, it could adversely affect our business. Such products would be significantly less costly than ours to bring to market, and could lead to the existence of multiple lower priced competitive products. This would substantially limit our ability to obtain a return on the investments we have made in those products.

Our investment portfolio contains auction rate securities (ARS) which have recently failed at auction and have unrealized losses. These investments could be subject to further unrealized losses and impairment losses if credit and capital markets continue to deteriorate.

        As of December 31, 2007, the Company has $168.8 million of principal invested in ARS with long-term nominal maturities for which interest rates are reset through a dutch-auction each month. These monthly auctions have historically provided a liquid market for these securities. The Company's investments in ARS all currently have AAA/Aaa credit ratings and interest continues to be paid by the issuers of the securities. The Company's investments in ARS represent interests in synthetic collateralized debt obligations referencing portfolios of corporate bonds. The Company does not have any investments which are backed by sub-prime mortgages. As a result of the liquidity issues experienced in the global credit and capital markets, certain of the ARS, which were primarily underwritten by one investment bank, with a total principal value of $149.2 million held by the Company at December 31, 2007, have experienced multiple failed auctions since August 2007. The estimated fair market value at December 31, 2007 of the Company's ARS with continuing auction failures totaled approximately $109.0 million based on indicative prices from the investment bank, which reflects unrealized losses of $40.2 million. As of February 27, 2008, the unrealized losses on these securities based on indicative prices from the investment bank increased to approximately $65.8 million due to the continuing liquidity issues in the global credit and capital markets. The Company has concluded that the ARS have experienced a temporary decline in value and has reflected the unrealized losses as a component of other comprehensive loss in stockholders' equity in its consolidated balance sheet as of December 31, 2007.

        Historically, these ARS had liquidity created by auctions and were classified as current assets under securities available for sale on the Company's consolidated balance sheets. As a result of the failed auctions on these securities, the fair value of these ARS totaling approximately $109.0 million has been reclassified from current assets to non-current assets in the Company's consolidated balance sheet at December 31, 2007.

        If uncertainties in the credit and capital markets continue and these markets deteriorate further or the Company's investment in ARS experience ratings downgrades due to higher than anticipated losses in reference portfolios or for other reasons, the Company may incur further unrealized losses or conclude that the decline in value is other than temporary and incur realized losses, including up to the full amount of the investments in ARS, which could negatively affect the Company's financial condition, cash flow and results of operations.

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

        The existence of patents or other proprietary rights belonging to other parties may lead to our termination of the research and development of a particular product or cause us to obtain third-party licenses at potentially material costs. We believe that we have strong patent protection or the potential for strong patent protection for our product and product candidates. However, it is for the courts and/or other governmental agencies in the U.S. and in other jurisdictions ultimately to determine the strength of that patent protection. We hold patents or licenses to patents relating to murine antibodies as well as patents and licenses relating to the therapeutic use of EGFR antibodies. These patents expire on various dates, the earliest of which was in 2007. Risks related to our patent position with respect to ERBITUX and our product candidates are more fully discussed under "Item 1—Business—Patents and Trademarks".

Several lawsuits have been filed against us which may be costly to defend and the outcome of which are uncertain and may harm our business.

        Litigations or arbitrations to which we are currently or have been subjected relate to, among other things, our patent and other intellectual property rights, licensing arrangements with other persons and those other claims more fully described under "Part I—Item 3. Legal Proceedings", including an action brought by Yeda Research and Development Company Ltd. (Yeda) in which the U.S. District Court for the Southern District of New York ruled that three individuals associated with Yeda be named as sole inventors on U.S. Patent No. 6,217,866 relating to the therapeutic use of EGFR antibodies. We settled this matter in December 2007, which is more fully described under "Part I—Item 3. Legal Proceedings."

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

        The testing, manufacturing, marketing and sale of medical products entail an inherent risk of product liability. Liability exposures for biopharmaceuticals, such as ERBITUX, could prevent or interfere with continued sales of ERBITUX or the commercialization of any other products that we may develop. Product liability claims could require us to spend significant time and money in litigation or to pay significant damages. We currently have $20.0 million of aggregate product liability insurance coverage. Our business may be materially and adversely affected by a successful product liability claim or claims in excess of or outside our insurance coverage.

Insurance coverage is increasingly more difficult and costly to obtain and maintain.

        While we currently have a certain amount of insurance to minimize our direct exposure to certain business risks, premiums are generally increasing and coverage is narrowing in scope. As a result, we may be required to assume more risk in the future or make significantly greater expenditures to maintain our current levels of insurance. If we are subject to claims by third parties or suffer a loss or damages in excess of our insurance coverage, we will be liable for that excess. Furthermore, any claims made on our insurance policies may affect our ability to obtain or maintain insurance coverage at reasonable rates.

Risks Relating to our Common Stock and Related Matters

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

        Removal of Directors.    Subject to the rights of BMS to elect at least one director, our bylaws provide that a director can be removed with or without cause only by the affirmative vote of at least a majority of all votes entitled to be cast.

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

The recent changes in the composition of our Board of Directors do not constitute a "change in control." However, if in the future additional persons are added to the Board of Directors who are not deemed incumbent directors under certain of our employee benefit plans, a "change in control" may occur, which may adversely affect our business.

        The recent changes in the composition of our Board of Directors did not constitute a "change in control" for purposes of certain severance and compensation agreements entered into by the Company. However, if in the future additional persons who are not deemed incumbent directors for purposes of such agreements are added to the Board of Directors, a "change in control" may occur. Those agreements define incumbent directors as the directors serving on the date of the agreement and directors whose election was approved by two-thirds vote of the incumbent directors; provided that directors initially elected as a result of an actual or threatened proxy solicitation or election will not be deemed incumbent directors. If a "change in control" is deemed to occur, covered employees may become eligible for additional compensation if their employment is terminated without cause or if they leave the Company for good reason (as defined in the relevant agreements and plan documents) following such change of control. In addition, under certain circumstances, covered employees' equity awards may also vest in full. If this occurs, we may bear additional expenditures to retain or replace the services of covered employees.

Our stock price is highly volatile. It may be difficult to resell our common stock.

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

  •
  Regulatory developments or delays concerning our products in the U.S. and foreign countries;

  •
  Issues concerning the safety of our products or of biotechnology products generally;

  •
  Economic and other external factors or a disaster or crisis; and

  •
  Period-to-period fluctuations in our financial results.

Future sales of our common stock by BMS could cause the price of our common stock to decline.

        As of December 31, 2007, BMS owned 14,392,003 shares of our common stock, or approximately 16.9% of our outstanding shares. We have agreed that, upon BMS's request, we will file one or more registration statements under the Securities Act in order to permit BMS to offer and sell shares of our common stock. Under the Stockholders Agreement between us and BMS, BMS may not sell more than 10% of our outstanding common stock at one time in a registered underwritten public offering or otherwise sell more than approximately 1.44 million shares in any twelve-month period, subject to compliance with the applicable securities laws. Sales of a substantial number of shares of our common stock by BMS in the public market could adversely affect the market price of our common stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None

ITEM 2.    PROPERTIES

180 Varick Street, New York, New York

        We have occupied certain leased space at 180 Varick Street in New York City since 1986. The property serves as our corporate headquarters and biologics research facility. The original lease for two floors (sixth and seventh, totaling 45,000 square feet) was effective as of January 1, 1999. From 1999 to 2003 we have added additional space on the fifth and eighth floors of 11,786 square feet. In August 2004, we modified our existing operating lease to extend the term of the lease, which was to expire on December 31, 2004, for an additional ten years (with renewal rights) for a portion of the premises and by an additional three years (with renewal rights) for the space that currently houses our research department. The modification also added additional space on the fifth and eighth floors of 4,286 square feet in 2004 and granted us the right to add additional space in the future. In 2007, our rent expense was approximately $2.1 million.

325 Spring Street, New York, New York

        On October 5, 2001, we entered into a sublease for a four-story building at 325 Spring Street, New York, New York, which includes approximately 100,000 square feet of usable space. The sublease has a term of just under 22 years, expiring on April 29, 2023, followed by two five-year renewal option periods. The future minimum lease payments remaining at December 31, 2007, are approximately $44.1 million over the term of the sublease. In order to induce the sub landlord to enter into the sublease, we made a loan to the sub landlord in the principal amount of a $10.0 million note receivable, of which approximately $7.9 million is outstanding as of December 31, 2007. The loan is secured by a leasehold mortgage on the prime lease as well as a collateral assignment of rents by the sub landlord. The loan is payable by the sub landlord over 20 years and bears interest at 5 1/2% in years one through five, 6 1/2% in years six through ten, 7 1/2% in years eleven through fifteen and 8 1/2% in years sixteen through twenty. In addition, we paid the owner a consent fee in the amount of $500,000. Effective March 1, 2005, the Company amended the sublease to add an additional 6,500 square feet of space upon all the same terms and conditions set forth in the sublease. In connection with this amendment, the Company paid an up-front fee of approximately $1.7 million. In 2007, our rent expense was approximately $2.4 million for this sublease.

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

33 ImClone Drive, Branchburg, New Jersey

        On May 20, 2002, we purchased a 45,800 square foot warehouse on 6.94 acres of property located at 33 ImClone Drive. The purchase price for both land and building was $4.5 million. We have incurred approximately $4.5 million, for the renovation and fit-out of this facility. The location houses the clinical, regulatory, field operations, marketing, human resources, legal, project management and information technology departments, as well as certain executive offices and other campus amenities.

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

50 ImClone Drive, Branchburg, New Jersey

        The facility was built on a 7.12 acre parcel of land that we purchased in July 2000 for $950,000. The BB50 facility is a 250,000 square foot multiple product manufacturing facility with capacity of up to 110,000 liters (production volume). Mechanical completion of BB50 was reached in the fourth quarter of 2005. This facility has three distinct suites capable of producing up to three different products concurrently. We also have the ability to produce multiple products at each of the three suites. We completed the commissioning and initial validation of Suite 1 during the second quarter of 2006, and began production of ERBITUX for commercial use in the second half of 2006. We have fitted Suite 2 with equipment and plan to begin commissioning and validation of this Suite during 2008. At this point, Suite 3 remains vacant until further determination of its ultimate use. The total cost of BB50 through December 31, 2007 amounted to approximately $334.1 million. In August 2007, we received FDA approval to manufacture ERBITUX in BB50.

41 ImClone Drive, Branchburg, New Jersey

        This facility consists of approximately 7,600 square feet of office space that is leased by the Company. Effective September 1, 2005, we amended the lease for a five-year term to expire August 31, 2010, with the option to renew for two additional five-year terms, so the lease will automatically renew each term for up to two additional terms, unless terminated by our notice three months prior to the expiration of that term. The location houses the finance department. In 2007, our rent expense was approximately $104,000 for this lease.

59-61 ImClone Drive, Branchburg, New Jersey

        In June 2004, we entered into an operating lease for a 54,247 square foot facility located at 59-61 ImClone Drive in Branchburg, New Jersey. This lease expires on December 31, 2022, with no option to renew or extend beyond such date. Extensive interior renovations of approximately 24,000 square feet of the facility began in August 2004. The newly renovated areas house various laboratories used by our

Quality Control and Clinical Pharmacology departments, as well as office space occupied by the Quality Assurance organization. The administrative area of the facility and the laboratories were put in operation in December 2004. The Phase I renovation and fit-out of this facility was completed in 2005 and had a total cost of approximately $5.4 million. The Phase II renovation of this facility was completed in 2007 and had a total cost of approximately $12.7 million. In 2007, our rent expense was approximately $686,000 for this lease.

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

ITEM 3.    LEGAL PROCEEDINGS

A. Litigation

1. Federal Securities Actions

        As previously reported, beginning in January 2002, a number of complaints asserting claims under the federal securities laws against the Company and certain of the Company's directors and officers were filed in the U.S. District Court for the Southern District of New York. Those actions were consolidated under the caption Irvine v. ImClone Systems Incorporated, et al., No. 02 Civ. 0109 (RO). In the corrected consolidated amended complaint plaintiffs asserted claims against the Company, its former President and Chief Executive Officer, Dr. Samuel D. Waksal, its former Chief Scientific Officer and then-President and Chief Executive Officer, Dr. Harlan W. Waksal, and several of the Company's other present or former officers and directors, for securities fraud under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b-5, on behalf of a purported class of persons who purchased the Company's publicly traded securities between March 27, 2001 and January 25, 2002. The complaint also asserted claims against Dr. Samuel D. Waksal under section 20A of the Exchange Act on behalf of a separate purported sub-class of purchasers of the Company's securities between December 27, 2001 and December 28, 2001. The complaint sought to proceed on behalf of the alleged classes described above, sought monetary damages in an unspecified amount and sought recovery of plaintiffs' costs and attorneys' fees. On January 24, 2005, the Company announced that it had reached an agreement in principle to settle the consolidated class action for a cash payment of $75.0 million, a portion of which would be paid by the Company's insurers. The parties signed a definitive stipulation of settlement and as provided for under the stipulation of settlement, on March 11, 2005, the Company paid $50.0 million into an escrow account, subject to Court approval of the proposed settlement. On July 29, 2005 the Court approved the proposed settlement and on August 5, 2005, the Company paid the remaining $25.0 million into the escrow account, with such funds to be held and distributed pursuant to the terms of the settlement documents. The Company received $20.5 million from its insurers with respect to these matters. The foregoing $20.5 million included $8.75 million, less attorneys fees of $875,000, that was paid to the Company under the derivative settlement discussed below.

2. Derivative Actions

        As previously reported, beginning on January 13, 2002, and continuing thereafter, nine separate purported shareholder derivative actions were filed against members of the Company's board of directors, certain of the Company's present and former officers, and the Company, as nominal defendant, advancing claims based on allegations similar to the allegations in the federal securities class action complaints. Four of these derivative cases were filed in the Delaware Court of Chancery and have been consolidated in that court under the caption In re ImClone Systems Incorporated Derivative Litigation, Cons. C.A. No. 19341-NC. Three of these derivative actions were filed in New York State Supreme Court in Manhattan. All of these state court actions were stayed in deference to the proceedings in the U.S. District Court for the Southern District of New York, which were consolidated under the caption In re ImClone Systems, Inc. Shareholder Derivative Litigation, Master File No. 02 CV 163 (RO). A supplemental verified consolidated amended derivative complaint in these consolidated federal actions was filed on August 8, 2003. It asserted, purportedly on behalf of the Company, claims including breach of fiduciary duty by certain current and former members of the Company's board of directors, among others, based on allegations including that they failed to ensure that the Company's disclosures relating to the regulatory and marketing prospects for ERBITUX were not misleading and that they failed to maintain adequate controls and to exercise due care with regard to the Company's ERBITUX application to the FDA. On January 24, 2005, the Company announced that it had reached an agreement in principle to settle the consolidated derivative action. The parties entered into a definitive stipulation of settlement on March 14, 2005, which was subject to Court approval. On July 29, 2005, the Court approved the proposed settlement. Thereafter, the Company was paid $8.75 million by its insurers, which the Company has contributed toward the settlement of the Irvine securities class action described above after deducting $875,000 for Court awarded plaintiffs' attorney's fees and expenses. Following Court approval of the settlement of the consolidated derivative action, all of the state court derivative actions that had been pending in Delaware and New York were dismissed with prejudice, with no further payment required by the Company.

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

        After disclosure to the IRS in 2003, the IRS commenced audits of the Company's income tax and employment tax returns for the years 1999-2001. The Company cooperated in full with this audit and responded to all requests for information and documents received from the IRS. On February 8, 2006, the Company received a draft of the IRS's report of its preliminary findings with respect to the employment tax audit. The draft report indicated that the IRS, in addition to imposing liability on the Company for taxes not withheld, intended to assert penalties with respect to both the failure to withhold on non-qualified stock options and the failure to report and withhold on the warrants described above. On March 14, 2006, the Company reached an agreement in principle with the IRS to resolve the employment tax audit, which included the Company's agreement to the imposition of an accuracy-related penalty under Section 6662 of the Internal Revenue Code. Under this agreement in principle, the Company made a total payment of approximately $31.7 million to the IRS. The Company had previously recorded a withholding tax liability of $18.1 million and a withholding tax asset of $274,000 in its consolidated Balance Sheet as of December 31, 2004. Based on the agreement in principle reached with the IRS, the Company eliminated the withholding tax asset of $274,000 and recorded an additional withholding tax liability of approximately $13.9 million, or a total of $32.0 million, in its Consolidated Balance Sheet as of December 31, 2005. As a result, the Company recorded a net withholding tax expense of approximately $14.2 million in the fourth quarter of 2005. In the fourth quarter of 2006, the Company reversed the remaining $264,000 of excess liability related to this settlement.

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

        On December 21, 2005, the Company and Dr. Samuel D. Waksal entered into a settlement agreement with respect to the foregoing actions, providing for, among other things, judgments in both actions in the Company's favor. The settlement agreement includes the payment of director and officer legal fee expense indemnification by the Company, for which the Company paid approximately $2.0 million in the fourth quarter of 2005.

D. Intellectual Property Litigation

        As previously reported, on October 28, 2003, a complaint was filed by Yeda Research and Development Company Ltd. (Yeda) against ImClone Systems and Aventis Pharmaceuticals, Inc. (now Sanofi-Aventis SA or Sanofi- Aventis) in the U.S. District Court for the Southern District of New York (03 CV 8484). On September 20, 2006, the Company filed an action (06 CV 7190) against Yeda in the U.S. District Court for the Southern District of New York seeking a declaratory judgment that U.S. Patent No. 6,217,866 (the "'866 Patent") is invalid. On March 25, 2004, an action was filed in the United Kingdom Patent Office requesting transfer of co-ownership to Yeda and amendment of patent EP (UK) 0 667 165 to add three Weizmann former employees as inventors. On March 25, 2004, a German action was filed in the Munich District Court I, Patent Litigation Division, in which Yeda claims a 75% ownership interest in patent EP (DE) 0 667 165 based on its allegation that the inventorship on that patent was incorrect. On March 25, 2005, Yeda filed an action in the Austrian Patent Office (APO) against Aventis seeking sole entitlement of EP (AU) 0 667 165, as well as payment of legal costs and fees. On March 29, 2005, Yeda filed an action in the Tribunal de Grande Instance, Paris jointly against Aventis and the Company seeking sole entitlement of EP (FR) 0 667 165, as well as payment of damages, legal costs and fees. On December 7, 2007, Yeda, Sanofi-Aventis, and the Company signed a settlement agreement to end worldwide litigation related to the '866 Patent and its foreign counterparts. Pursuant to the terms of the settlement agreement, the Company and Sanofi-Aventis each paid Yeda $60.0 million in settlement of all the claims and counterclaims with respect to all worldwide litigation related to the '866 Patent. Further, the companies released all claims against each other. Under the terms of the settlement agreement, the Company was granted an exclusive worldwide license to technology under the '866 Patent with respect to certain licensed products and the Company will pay Yeda low single-digit royalties on sales of the licensed products in and outside of the U.S. and the Company will pay Sanofi-Aventis a low single-digit royalty on sales of licensed products outside of the U.S. The Company entered into a separate agreement with Sanofi-Aventis in which the Company paid $3.0 million to Sanofi-Aventis in settlement of certain disputes between the two companies.

        In December 2002, Opposition Proceedings seeking to revoke EP (UK) 0 667 165 were brought by Scripps Research Institute, Amgen Inc., Abgenix, Inc., and YM Biosciences Inc. An Opposition Proceeding is an administrative process, the outcome of which may be that the patent will be revoked. The Opposition Proceedings are suspended pending a final determination of the entitlement cases in Europe.

        On May 2, 2007, the Company filed an Opposition in the European Patent Office against EP 1,058,562 B1, which is a patent directed to, inter alia, the use of either radiation or chemotherapy in concert with an EGFR antibody that inhibits receptor dimerization. The patent is assigned to the University of Pennsylvania. Oppositions to that European Patent have also been filed by Amgen, Inc., Merck KGaA, Oncoscience AG, Genmab A/S, and Hoffmann La-Roche Inc.

        As previously reported, on May 4, 2004, an action was filed against the Company by Massachusetts Institute of Technology (MIT) and Repligen Corporation (Repligen). This action alleged that ERBITUX infringes U.S. Patent No. 4,663,281, which is owned by MIT and exclusively licensed to Repligen and that the Company should therefore pay damages. In September 2007, the parties signed settlement and certain sublicensing agreements, for which the Company paid $65.0 million for full and final settlement of the claims against the Company in the matter, as well as for a royalty-free, irrevocable worldwide sublicense to technology patented under U.S. Patent No. 4,663,281. Repligen is responsible for providing MIT with its portion of the settlement payment. Repligen also granted to the Company a royalty-free, irrevocable worldwide sublicense for the future use of other patented technology, including U.S. Patent No. 5,665,578, which is owned by Abbott Laboratories (Abbott)but to which Repligen has the power to sublicense under an agreement between Abbott and Repligen. U.S. Patent No. 5,665,578 is the patent upon which Abbott sued the Company for patent infringement on February 5, 2007.

        As previously reported, on February 5, 2007, a complaint was filed against the Company by Abbott in the U.S. District Court for the District of Massachusetts (07-cv-10216). This action alleges that the manufacture and sale of ERBITUX infringes U.S. Patent No. 5,665,578, which is owned by Abbott and that the Company should therefore pay damages. On April 24, 2007, the Company filed an answer, which it amended on May 17, 2007 and January 10, 2008, to this complaint denying all claims. A court ordered mediation hearing occurred on December 20, 2007. The Company, having had the advice of its patent counsel, plans to vigorously defend against the claims asserted.

        No reserve has been established in the financial statements for any of the items described in this "Part I—Item 3. Legal Proceedings, D. Intellectual Property Litigation" because the Company does not believe that such a reserve is required to be established at this time under Statement of Financial Accounting Standards No. 5. However, if in a future period, events in any such legal proceedings render it probable that a loss will be incurred and if such loss is reasonably estimable, the Company will establish such a reserve. Thus, it is possible that legal proceedings and settlements arising therefrom, if any, may have a material adverse impact on operating results for that period, on our balance sheet or both.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) MARKET INFORMATION

        Our common stock is traded on the Nasdaq Global Select Market ("Nasdaq") under the symbol "IMCL".

        The following table sets forth, for the periods indicated, the range of high and low sale prices for our common stock on the Nasdaq Global Select Market, as reported by Nasdaq. The quotations shown represent inter-dealer prices without adjustment for retail mark-ups, mark-downs or commissions, and may not necessarily reflect actual transactions.

	High	Low
Year ended December 31, 2007
First Quarter	$41.07	$26.80
Second Quarter	$47.11	$35.00
Third Quarter	$47.22	$30.34
Fourth Quarter	$47.94	$39.30
Year ended December 31, 2006
First Quarter	$39.17	$33.26
Second Quarter	$43.08	$32.67
Third Quarter	$39.80	$27.40
Fourth Quarter	$33.74	$26.28

        On February 22, 2008, the closing price of our common stock as reported by Nasdaq was $42.02.

(b) STOCKHOLDERS

        As of the close of business on February 22, 2008, there were 306 holders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of holders of record because a large portion of our common stock is held in broker "street names."

(c) DIVIDENDS

        We have never declared cash dividends on our common stock and have no present intention to declare any cash dividends in the foreseeable future.

(d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

        The information regarding securities authorized for issuance under our equity compensation plans is disclosed in Item 12- "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

(e) PERFORMANCE GRAPH

        The following graph compares total stockholder returns from December 31, 2002 through December 31, 2007 to The Nasdaq Stock Market (U.S. Companies) Total Return Index and The Nasdaq Pharmaceutical Stocks Total Return Index. The Nasdaq Stock Market (U.S. Companies) Total Return Index comprises all domestic common shares traded on the Nasdaq Composite Index. The Nasdaq Pharmaceutical Stocks Total Returns Index represents all companies, including biotechnology companies, trading on Nasdaq classified under the Standard Industrial Classification Code for pharmaceuticals.

        The graph assumes that the value of the investment in the Company's Common Stock and in the above referenced indices was $100.00 at December 31, 2002 and that all dividends were reinvested. The Company's Common Stock price on December 31, 2002 (on which the graph is based) was $10.62. The stockholder return shown on the following graph is not necessarily indicative of future performance.

	ImClone	Nasdaq US	Nasdaq Pharmaceutical Stocks
December 31, 2002	$100.00	$100.00	$100.00
December 31, 2003	373.45	150.39	143.78
December 31, 2004	433.90	167.26	154.06
December 31, 2005	322.41	188.67	175.95
December 31, 2006	251.98	207.29	172.25
December 31, 2007	404.90	224.78	181.13

(f) RECENT SALES BY THE COMPANY OF UNREGISTERED SECURITIES

        On September 7, 2007, the Company sold 13,609 shares of treasury stock in a private placement exempt from registration in reliance on Section 4(2) under the Securities Act of 1933 to John H. Johnson, the Company's Chief Executive Officer, for an aggregate consideration of $500,000, or $36.74 per share, in order to enable Mr. Johnson to satisfy an obligation under his employment agreement to purchase $500,000 worth of Company common stock within three months of his commencement of employment. We did not sell any unregistered securities in the years ended December 31, 2006 or 2005.

(g) PURCHASES OF EQUITY SECURITIES

        We did not repurchase any shares of the Company's common stock during the fourth quarter of 2007.

ITEM 6.    SELECTED FINANCIAL DATA.

        The following selected consolidated financial information for the five years ended December 31, 2007 has been derived from the audited consolidated financial statements. The information below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7- "Management's Discussion and Analysis of Financial Condition and Results of Operation" of this Form 10-K and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K in order to fully understand factors that may affect the comparability of the information presented below.

	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Revenues(1)	$590,833	$677,847	$383,673	$388,690	$80,830
Operating expenses(2)	539,381	388,622	316,894	263,424	189,681
Net income (loss)(3)	39,799	370,674	86,496	113,563	(112,502)
Basic earnings (loss) per common share	0.46	4.40	1.03	1.43	(1.52)
Diluted earnings (loss) per common share	0.46	4.11	1.01	1.33	(1.52)
Total assets	1,769,259	1,839,836	1,343,415	1,434,776	381,595
Long-term obligations	612,208	603,391	602,491	603,434	242,979
Deferred revenue	283,787	379,877	359,025	457,808	337,232
Accumulated deficit	30,478	71,785	442,459	528,955	642,608
Total stockholders' equity (deficit)(4)	783,789	759,649	252,404	178,838	(270,593)

We have paid no dividends.

(1)
Revenues in 2007, 2006, 2005 and 2004 include royalties related to the sales of ERBITUX by our corporate partners BMS and Merck KGaA and manufacturing revenue related to sales of ERBITUX to these partners for commercial use. Revenues in 2006 include the recognition of approximately $112.7 million of revenue for a one-time catch-up adjustment related to the achievement of a $250.0 million milestone from BMS.

(2)
Operating expenses include charges in 2007 of $110.0 million related to patent litigation settlements, charges in 2005 of approximately $14.2 million related to withholding taxes and approximately $6.2 million related to the discontinuation of our small molecule research program, and a charge in 2004 of approximately $55.4 million related to a stockholders' litigation settlement.

(3)
Net income in 2007 includes the recording of approximately $18.6 million of discrete charges, primarily related to the establishment of additional valuation allowance against deferred taxes. Net income in 2006 includes the recognition of approximately $112.7 million of revenue for a one-time catch-up adjustment related to the achievement of a $250.0 million milestone from BMS, as well as a release of approximately $111.3 million related to a portion of the valuation allowance against deferred taxes.

(4)
In 2005, the Company's Board of Directors approved a share repurchase plan permitting the repurchase of the Company's common stock during the two years following up to a total aggregate amount of $100.0 million. During 2005, we purchased 811,416 shares at an average price of $30.62 per share, for aggregate consideration of approximately $24.8 million.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

        The following discussion and analysis is provided to further the reader's understanding of the consolidated financial statements, financial condition and results of operations of ImClone Systems. This discussion should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risk and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below and under "Risk Factors" set forth in Item 1A and elsewhere in this Annual Report on Form 10-K.

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

        On February 12, 2004, the FDA approved ERBITUX for use in combination with irinotecan in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are refractory to irinotecan-based chemotherapy and for use as a single agent in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are intolerant to irinotecan-based chemotherapy. In September 2005, Health Canada approved the use of ERBITUX for use in combination with irinotecan for the treatment of EGFR-expressing metastatic colorectal carcinoma in patients who are refractory to other irinotecan-based chemotherapy regimens and for use as a single agent for the treatment of EGFR-expressing, metastatic colorectal carcinoma in patients who are intolerant to irinotecan-based chemotherapy. On March 1, 2006, the FDA approved ERBITUX for use in combination with radiation therapy for the treatment of locally or regionally advanced squamous cell carcinoma of the head and neck (SCCHN) and as a single agent in recurrent or metastatic SCCHN where prior platinum-based chemotherapy has failed. On October 2, 2007, the FDA approved an update to the ERBITUX product labeling to include overall survival data as a single-agent in epidermal growth factor receptor (EGFR) -expressing metastatic colorectal cancer patients after failure of both inrinotecan- and oxaliplatin-based regimens. Please see full prescribing information, available at www.ERBITUX.com, for important safety information relating to ERBITUX, including boxed warnings.

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

HIGHLIGHTS AND OUTLOOK

        In 2007, ImClone made a great deal of progress in its strategic transition, which began in 2006 when the Company's Board of Directors concluded that ImClone should remain independent. ImClone continues to make progress from being a company with one product and two larger corporate partners to a company that is becoming more fully-integrated while seeking out new growth opportunities. ERBITUX continues to be the engine that will drive this growth. Throughout the year we made many key clinical, commercial, regulatory and legal achievements, and as a result are entering 2008 with greatly enhanced strategic and operational flexibility, with better control over how we choose to grow the Company in the future. We continue to be focused on three goals: (1) continued expansion of ERBITUX sales; (2) accelerating our internal pipeline of novel antibodies; and (3) building upon our current capabilities to facilitate the execution of our strategies. These goals are the cornerstones of our recently developed strategic plan for the Company, with the intent to become a global, fully-integrated, biopharmaceutical company. To oversee the Company's strategic plan, John H. Johnson, an executive with more than two decades of operational management experience in the biopharmaceutical and healthcare industries, was appointed as the Company's Chief Executive Officer in August 2007.

        In October 2007, we received FDA approval that makes ERBITUX the only approved biologic therapy to demonstrate overall survival as a single-agent in patients with metastatic colorectal cancer. In our effort to continue to expand the global commercialization of ERBITUX, during the fourth quarter of 2007 we established a co-development and co-commercialization agreement with our corporate partners, BMS and Merck KGaA for Japan. If we receive approval from the Japanese regulators, ERBITUX would be the only EGFR antibody available in this large market. Worldwide sales of ERBITUX increased by approximately 25% during 2007, to approximately $1.3 billion, and we expect to file additional supplemental biologics license applications (sBLA) with the FDA during 2008. While we do not expect these indications to impact our 2008 financial results, we are committed to expanding the use of ERBITUX in the U.S. and abroad.

        During 2007, we made progress in our clinical development and registrational activities for ERBITUX, as well as advancement of our early-stage clinical pipeline. We intend to file a sBLA for the use of ERBITUX in treating patients with recurrent and/or metastatic head and neck cancer based on the EXTREME trial during the first half of 2008. EXTREME demonstrated that ERBITUX plus chemotherapy conferred a profound survival advantage over chemotherapy alone. If approved, this would be the third approved indication for ERBITUX in head and neck cancer. We expect to file a second sBLA for the use of ERBITUX in first-line non-small cell lung cancer based on the FLEX study during second half of 2008. FLEX met its primary endpoint of increasing overall survival in patients treated with ERBITUX plus platinum-based chemotherapy compared to those receiving chemotherapy alone. Assuming the balance of data we are awaiting supports it, we also intend to file a sBLA for the use of ERBITUX in the early-stage advanced colorectal setting based on the significant improvement in progression-free survival, the primary endpoint of the CRYSTAL study. In addition, two large adjuvant studies in colorectal cancer will likely close accrual in 2008, and we expect the efficacy results of the CAIRO II study of first-line colorectal cancer in the first half of 2008. With regard to clinical development of ERBITUX, a Phase III pivotal trial of chemo-radiation with or without ERBITUX in patients with both locally advanced esophageal and non-small cell lung cancers will begin in 2008. Randomized Phase II signal finding studies have already begun in patients with rectal and gastric cancers and similar studies in bladder and prostate cancers are due to begin in the first half of 2008.

        Our clinical stage pipeline currently consists of five fully-human IgG1 antibodies. During 2007, we made steady progress on advancing all five antibodies through various stages of clinical development. A randomized Phase II study of IMC-1121B, which binds to the VEGFR-2 receptor and blocks all receptor signaling, began accruing patients during the fourth quarter of 2007, and additional Phase II trials in lung, colorectal, prostate, ovarian, and liver cancers are expected to begin in the first half of 2008. Phase II studies of IMC-A12, which targets the insulin-like growth factor receptor, are accruing patients with colorectal and prostate cancers. In addition, the National Cancer Institute (NCI) has committed to eleven other studies and indications that do not overlap with those selected by ImClone. Most of the NCI studies should begin accruing patients in the first half of 2008, and six of them could serve as the foundation for future registrational efforts including cooperative group studies in pancreatic, breast, lung, and liver cancers. These studies should provide a strong foundation of information from which we intend to select the top pivotal indications in 2009. During the last half of 2007, we initiated a Phase II study of our anti-EGFR therapeutic IMC-11F8 combined with chemotherapy in colorectal patients in Europe and this 40-patient study is more than half accrued. We have decided to take IMC-11F8 further into two pivotal indications based on the knowledge ascertained from other EGFR-targeted therapeutics to date. We expect these Phase III studies of IMC-11F8 will begin in the first half of 2009. Lastly, progress continues to be made in Phase I studies of IMC-18F1, which targets VEGFR-1 expressed by both malignant blood vessels and tumors alike, and IMC-3G3, which targets tumor growth and survival of platelet-derived growth factor receptor alpha. We anticipate completing the studies of IMC-18F1 and IMC-3G3 during the first half of 2008, with disease directed evaluations planned for second half of the year.

        ERBITUX remains the driver of the Company and the principal focus of our efforts. We are continually evaluating the optimal internal investment relative to the opportunities we see for its continued growth and development. In July 2007, the Company and BMS amended the terms of their agreement for the co-development and co-promotion of ERBITUX in North America ("the BMS Amendment"). Under the BMS Amendment, the companies have jointly agreed to expand the investment in the ongoing clinical development plan for ERBITUX by up to several hundred million dollars. Development costs, up to threshold amounts, will be the sole responsibility of BMS; costs in excess of the threshold amounts will be shared by both companies according to a pre-determined ratio. With this additional funding, the companies will further explore the use of ERBITUX in additional tumor types, including brain, breast, bladder, esophageal, gastric, lung, pancreas and prostate. In 2007 and beyond, the BMS Amendment will allow us to significantly reduce our clinical and regulatory expenses for ERBITUX while at the same time expanding the antibody's development. We believe that ERBITUX's future remains very attractive, and we are committed to ensuring the most effective commercial strategy and clinical development plan. The Company's pipeline is just as critical and we continue to believe the potential of each of ImClone's antibodies is promising, particularly in light of the stepped-up development plans we began during 2007.

        In August 2007, ImClone Systems received FDA approval for a second facility to manufacture ERBITUX. The approval of this 250,000-square-foot multi-product state-of-the-art manufacturing facility, referred to as "BB50", more than doubles the Company's total available production volume capacity for ERBITUX. This approval, in conjunction with ImClone Systems' existing "BB36" manufacturing facility, enhances the Company's ability to meet increasing demand for ERBITUX in the worldwide market while advancing its clinical development pipeline.

        In September 2007, ImClone Systems signed settlement and sublicensing agreements with the Massachuesetts Instititue of Technology (MIT) and Repligen Corporation (Repligen) to end litigation related to U.S. Patent No. 4,663,281, which is owned by MIT and exclusively licensed to Repligen. Under the terms of the agreements, ImClone paid Repligen $65.0 million for full and final settlement of the claims against ImClone in the matter and Repligen granted to ImClone Systems a royalty-free, irrevocable worldwide sublicense for the future use of other patented technology, including U.S. Patent No. 5,665,578, which is owned by Abbott Laboratories (Abbott), but which Repligen has the power to sublicense under an agreement between Abbott and Repligen. U.S. Patent No. 5,665,578 is the patent upon which Abbott sued ImClone Systems for patent infringement in early 2007.

        In December 2007, ImClone Systems signed a settlement agreement with Yeda Research and Development Company Ltd. (Yeda) and Sanofi-Aventis SA (Sanofi) to end worldwide litigation related to U.S. Patent No. 6,217,866 (the "866 Patent") and its foreign counterparts. Under the terms of the settlement agreement, ImClone paid Yeda $60.0 million for full and final settlement of the claims and counterclaims in the matter. ImClone was granted a worldwide license to technology patented under the 866 Patent. ImClone will make contingent payments to Yeda consisting of low single-digit royalties on sales of ERBITUX in and outside of the U.S. and will pay Sanofi a low single-digit royalty on sales outside of the U.S.

        With respect to financial guidance for 2008, we expect a steady increase in sales of ERBITUX in the U.S. for 2008 and we do not anticipate a sharp acceleration until future indications of ERBITUX are approved. We anticipate that milestone revenues will range between $100 to $110 million, depending on the actual level of clinical development plan spending for ERBITUX. As we progress with our investment in both ERBITUX and our pipeline, we anticipate research and development expenses will increase by approximately 25% to 30% in 2008. With the full year impact of the expanded sales force in 2008, as well as other planned growth to support our stepped-up research and development activities, we expect selling, general and administrative expenses in 2008 as a percentage of our total revenues to increase marginally in 2008. We are projecting royalty expenses as a percentage of total U.S. and international in-market sales of ERBITUX to be in the mid-6% range for 2008. From a cash tax perspective, it is important to note that we anticipate having sufficient net operating losses to offset taxable income on our federal tax return, thereby substantially reducing our need to pay cash taxes in 2008. From a financial statement perspective, we expect that our effective tax rate in 2008 will be in the range of 40%-45%. This rate is calculated assuming no material change in the valuation allowance in 2008 related to projections of future income. It should be noted that the guidance above assumes continuation of our current operating structure, without the impact of any possible business development opportunities.

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

        Revenue Recognition—Our revenues are derived from four primary sources: royalties, license fees and milestone payments, manufacturing, and collaborative agreement reimbursements.

        Royalty revenues from licensees, which are based on third-party sales of licensed products and technology, are recorded as earned in accordance with contract terms when third-party sales can be reliably measured and collection of funds is reasonably assured.

        Revenues from license fees and milestone payments primarily consist of up-front license fees and milestone payments received under the Commercial Agreement with BMS, relating to ERBITUX, and milestone payments received under the development and license agreements with Merck KGaA. We recognize all non-refundable up-front license fees as revenues in accordance with the guidance provided in the SEC's Staff Accounting Bulletin No. 104. Our most critical application of this policy, to date, relates to the $900.0 million in license fees and milestone payments received from BMS under the Commercial Agreement. We recognize license fees and milestones received from BMS based upon actual ERBITUX clinical development and other costs incurred as a percentage of the estimated costs to be incurred over the projected performance period. Any future changes in the estimated total costs of the clinical development plan will be addressed on a prospective basis. Of the $900.0 million in payments received to date, approximately $102.1 million was recognized as revenue in 2007 and approximately $627.9 million from the commencement of the Commercial Agreement in 2001 through December 31, 2007. The methodology used to recognize deferred revenue involves a number of estimates and judgments, such as the estimate of total ERBITUX clinical development costs to be incurred under the BMS Amendment. Changes in these estimates and judgments can have a significant effect on the size and timing of revenue recognition. In addition, if management had chosen a different methodology to recognize the license fee and milestone payments received under the Commercial Agreement, the Company's financial position and results of operations could have differed materially. For example, if the Company were to recognize the revenues earned from the Commercial Agreement on a straight-line basis over the life of the agreement, the Company would have recognized approximately $64.0 million and $253.1 million as revenue for 2007 and from the commencement of the Commercial Agreement, respectively, through December 31, 2007. Management believes that the current methodology used to recognize revenues under the Commercial Agreement, which reflects the level of effort consistent with our product development activities, is the most appropriate methodology because it reflects the level of expenditure and activity in the period in which it is being spent as compared to the total expected expenditure over the projected performance period. This cost-to-cost approach is systematic and rational, it provides a factually supportable pattern to track progress, and is reflective of the level of effort, which varies over time.

        Non-refundable upfront payments received from Merck KGaA were deferred due to our significant continuing involvement and are being recognized as revenue on a straight-line basis over the estimated service period because the activities specified in the agreement between the Company and Merck

KGaA will be performed over the estimated performance period and there is no other pattern or circumstances that indicate a different way in which the revenue is earned. In addition, the development and license agreement with Merck KGaA does not contain any provisions for establishing a clinical budget and none has been established between the parties. This agreement does not call for co-development with the Company in Merck KGaA's territory; rather Merck KGaA is solely responsible for regulatory efforts in its territory. Non-refundable milestone payments, which represent the achievement of a significant step in the research and development process, pursuant to collaborative agreements other than the Commercial Agreement, are recognized as revenue upon the achievement of the specified milestone. This is because each milestone payment represents the achievement of a substantive step in the research and development process and Merck KGaA has the right to evaluate the technology to decide whether to continue with the research and development program as each milestone is reached.

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

        Collaborative agreement reimbursement revenue consists of reimbursements received from BMS and Merck KGaA related to clinical and regulatory studies, ERBITUX provided to them for use in clinical studies, reimbursement of a portion of royalty expense and certain selling and administrative costs. Collaborative agreement reimbursement revenue is recorded as earned based on the performance requirements under the respective contracts.

        Inventories—Until February 12, 2004, all costs associated with the manufacturing of ERBITUX were included in research and development expenses when incurred. Effective February 13, 2004, the date after the Company received approval from the FDA for ERBITUX, we began to capitalize in inventory the cost of manufacturing ERBITUX and have expensed such costs as cost of manufacturing revenue at the time of sale. Since we had previously expensed all inventory produced, the costs of manufacturing revenue in 2004 reflected minimal costs that primarily consisted of shipping and storage charges. In 2005, we continued to sell inventory that was previously expensed and gradually began to sell inventory that was partially expensed, since there was inventory in process on the date that we received FDA approval of ERBITUX. In the first quarter of 2006, we sold all partially expensed inventory. Fluctuations in our margin are based on various circumstances such as the level of demand from our partners, the formulation used in the production of ERBITUX, the costs of filling and finishing the product (which does not include a markup when selling to BMS), as well as the cost used for the computation of manufacturing revenue which is contractually based, may be different than the cost used in calculating manufacturing revenue.

        Inventories are stated at the lower of cost or market. Cost is determined on a first-in first-out basis. Our policy is to capitalize inventory costs associated with our products when, based on management's judgment, future economic benefit is expected to be realized. Our accounting policy addresses the attributes that should be considered in evaluating whether the costs to manufacture a product have met the definition of an asset as stipulated in FASB Concepts Statement No. 6. If applicable, we assess the regulatory and approval process including any known constraints and impediments to approval. We also consider the shelf-life of the product in relation to the expected timeline for approval. We review our inventory for excess or obsolete inventory and write down obsolete or otherwise unmarketable inventory to its estimated net realizable value.

        In June 2006, we began producing ERBITUX for commercial use at our BB50 manufacturing facility and on August 20, 2007, we received approval from the FDA for the manufacture of ERBITUX in BB50, and are now able to sell the ERBITUX inventory produced in BB50.

        Litigation—The Company is currently involved in certain legal proceedings more fully described under Item 3- "Legal Proceedings" and as disclosed in the notes to the consolidated financial statements. As of December 31, 2007, we have not established a legal reserve in our financial statements because we do not believe that such a reserve is required to be established at this time, in accordance with Statement of Financial Standards No. 5. However, if in a future period, events in any such legal proceedings render it probable that a loss will be incurred, and if such loss is reasonably estimable at that time, we will establish such a reserve. Thus, it is possible that legal proceedings may have a material adverse impact on the operating results for that period, on our balance sheet or both.

        Long-Lived Assets—We review long-lived assets for impairment when events or changes in business conditions indicate that their full carrying value may not be recovered. Assets are considered to be impaired and written down to fair value if expected associated undiscounted cash flows are less than carrying amounts. Fair value is generally determined as the present value of the expected associated cash flows. As noted under Item 2- "Properties," we own a number of buildings that are primarily dedicated to the manufacturing of ERBITUX and other clinical products in our pipeline. Based on management's current estimates, we expect to recover the carrying value of such assets. Changes in regulatory or other business conditions in the future could change our judgments about the carrying value of these facilities, which could result in the recognition of material impairment losses.

        Income Taxes—Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. Significant estimates are required in determining our provision for income taxes. In 2006, the Company released a portion of its valuation allowance against its total deferred tax assets. The partial release was based on expectations of projected income, which caused the Company to conclude that it was more likely than not that a portion of these deferred tax assets would be realized. During 2007, the Company updated its expectations of projected income. These updated projections were impacted by management's strategic plan to accelerate the development of our internal pipeline as well as by the BMS Amendment. As a result of these updated projections, the Company recorded additional valuation allowance. The financial projections used to evaluate the need for our valuation allowance contain significant assumptions about our market share and our competitive landscape. If such assumptions were to differ significantly, it may have a material impact on our ability to realize our deferred tax assets. The Company will continue to monitor its current performance and future financial projections, including market share and competitive landscape, in order to determine the effect on the valuation allowance.

        The Company records contingencies related to uncertain income tax positions in accordance with FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." These contingencies arise due to the positions taken or expected to be taken on tax returns that may not ultimately be sustainable upon audit by a governmental agency. It should be noted that there is a significant amount of judgment required in order to determine certain positions on tax returns, including the decision as to whether a tax return filing is required at all.

        Investments in Securities—We classify our investments in debt and marketable equity securities as available-for-sale. We invest primarily in asset-backed securities, auction rate securities, government sponsored entities and corporate notes. Generally, we do not invest in equity investments, however, we may make these investments depending upon our needs. Securities available-for-sale are recorded at fair value. Unrealized holding gains and losses on securities available-for-sale are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss)

until realized. Realized gains and losses from the sale of securities available-for-sale are determined on a specific identification basis. If the fair value of a security in the portfolio is below its carrying value, we evaluate whether we have the intent and ability to retain the investment for a period of time sufficient to allow for recovery in the market value of the investment. In making a determination of whether a decline in market value is other-than-temporary we consider a number of factors, including the liquidity position, credit-worthiness of the issuer of such securities, the nature of the investment, the cause of the decline, the severity and duration of the decline, as well as any other information that may be deemed relevant. A decline in the market value of any security available-for-sale below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. This reduction is charged to Other income (expense) in the Consolidated Statements of Income and a new cost basis for the security is established. Dividend and interest income are recognized when earned.

        During 2007, liquidity issues began to affect the global credit and capital markets. As a result, securities known as auction rate securities (ARS), which historically have had a liquid market and had their interest rates reset periodically (e.g. monthly) through dutch auctions, began to fail at auction. These auction failures have caused ARS to become illiquid since investors are hesistant to purchase these types of investments, which in turn has caused the fair market values for these securities (which are based on indicative prices from the auction agent) to decline. As of December 31, 2007, we have $168.8 million of principal invested in ARS with long-term nominal maturities. Certain of these ARS, which were primarily underwritten by one investment bank, with a total principal value of $149.2 million have experienced continuing failed auctions since August 2007. The estimated fair market value at December 31, 2007 of ARS with continuing auction failures was approximately $109.0 million at December 31, 2007, which was based on indicative prices from the investment bank and reflects unrealized losses of $40.2 million. As of February 27, 2008, the unrealized losses on these securities increased to approximately $65.8 million due to the continuing liquidity issues in the global credit and capital markets. Our investments in ARS all currently have AAA/Aaa credit ratings and interest continues to be paid by the issuers of the securities. Our investments in ARS represent interests in synthetic collateralized debt obligations referencing portfolios of corporate bonds. We do not have any investments which are backed by sub-prime mortgages. Based on the factors above and because we have the intent and ability to hold these securities until a recovery in fair market value, we have concluded that these investments have experienced a temporary decline in value which is reflected as unrealized losses in our consolidated balance sheet as of December 31, 2007.

        During 2007, we made investments in equity securities of approximately $43.6 million and had an unrealized loss of $10.8 million at December 31, 2007. We evaluated the unrealized loss position on our equity securities and determined that we do not consider this decrease in value to be other-than-temporary. In making this determination we considered a number of factors, including the nature of the investment, the cause of the decline in fair value, the severity and duration of the decline in fair value, the financial position and prospects of the company whose securities are held, analyst reports, as well as other factors. This temporary decline in value is reflected as an unrealized loss in our consolidated balance sheet as of December 31, 2007.

        We will review any investments with a market value less than our carrying value each reporting period. If uncertainties in the credit and capital markets continue for a prolonged period or these markets were to deteriorate further, or the ARS or the equity securities in the Company's investment portfolio experience ratings downgrades, or another triggering event were to occur that causes the fair market values of these investments to decline further, we would re-evaluate these investments to determine if such decline in market value is other than temporary in nature. Should we determine an impairment existed that was other than temporary based on future circumstances, we would be required to record realized losses on these investments, which could have a material adverse effect on our financial position, results of operations and cash flow.

Impact of Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, "Accounting for Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, and establishes a framework for measuring fair value in accordance with GAAP, and expands disclosure about fair value measurements. With the exception of certain provisions that have been deferred for an additional year, SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not anticipate that the adoption of SFAS 157 will have a material impact on its financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159). SFAS 159 permits the measurement of certain financial instruments and certain other items at fair value. Entities may choose to measure eligible items at fair value at specified election dates, reporting unrealized gains and losses on such items at each subsequent reporting period. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not anticipate that the adoption of SFAS 159 will have a material impact on its financial statements.

        In June 2007, the Emerging Issues Task Force reached a consensus on Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Good or Services to Be Used in Future Research and Development Activities." This Issue requires that nonrefundable advance payments for research and development activities be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed or when the goods or services are no longer expected to be provided. This Issue will be effective for fiscal years beginning after December 15, 2007, and earlier adoption is not permitted. This consensus is to be applied prospectively for new contracts entered into after that date. The Company does not anticipate that the adoption of this consensus will have a material impact on its financial statements.

        In November 2007, the Emerging Issues Task Force reached a consensus on Issue No. 07-1, "Accounting for Collaborative Arrangements." This Issue establishes accounting for costs incurred and revenues generated on sales to third parties should be reported by partners to joint development agreements in each of their respective income statements, how sharing payments made to or received by a partner pursuant to a collaboration arrangement should be presented in the income statement, and disclosures related to the combined sales and expenses of the partners to a collaboration arrangement that are used to compute the payments made/received. This Issue will be effective for fiscal years beginning after December 15, 2008, and earlier adoption is not permitted. This consensus is to be applied prospectively for new collaborative arrangements entered into after that date and the modified retrospective method that requires reclassification in all periods presented for collaborative arrangements existing at the date of adoption. The Company is currently evaluating the potential impact of this consensus on its financial statements.

RESULTS OF OPERATIONS

        Selected financial and operating data for the three years ended December 31, 2007, 2006 and 2005 are as follows: (in thousands)

	2007	2006	2005	2007 vs. 2006 Variance	2006 vs. 2005 Variance
Royalties	$332,182	$290,599	$177,440	$41,583	$113,159
License fees and milestones	102,910	232,269	97,239	(129,359)	135,030
Manufacturing	85,109	86,476	44,090	(1,367)	42,386
Collaborative agreement reimbursements	70,632	68,503	64,904	2,129	3,599

Total revenues	$590,833	$677,847	$383,673	$(87,014)	$294,174

Research and development	$194,118	$162,764	$145,430	$31,354	$17,334
Selling, general and administrative	80,681	76,101	76,343	4,580	(242)
Royalties	71,544	73,958	58,376	(2,414)	15,582
Cost of manufacturing revenue	83,038	76,063	16,367	6,975	59,696
Litigation settlements	110,000	—	—	110,000	—
Discontinuation of small molecule program	—	—	6,200	—	(6,200)
Withholding tax (recovery) expense	—	(264)	14,178	264	(14,442)

Total operating expenses	$539,381	$388,622	$316,894	$150,759	$71,728

        Certain previously reported amounts have been reclassified to conform to the current year's presentation.

Years Ended December 31, 2007 and 2006

Revenues

  Royalties

        Royalty revenue consists primarily of royalty payments earned on the sales of ERBITUX by our partners, BMS and Merck KGaA. Under our agreement with BMS, we are entitled to royalty payments equal to 39% of BMS's net sales of ERBITUX in the U.S. and Canada. Under our agreement with Merck KGaA, beginning in July 2006, we are entitled to 9.5% of Merck's KGaA net sales outside of the U.S. and Canada. In 2007, global in-market sales of ERBITUX were approximately $1.3 billion, as compared to approximately $1.1 billion during the prior year. In the U.S. and Candada, in-market net sales by BMS in 2007 amounted to approximately $691.7 million compared to approximately $652.2 million in 2006. Approximately $15.6 million of this increase resulted from BMS' switch from a drop-shipment methodology to a more traditional wholesaler distribution model during 2007 whereby currently three domestic wholesalers are now maintaining an inventory of ERBITUX for distribution in the U.S. Outside of the U.S. and Canada, in-market net sales by Merck KGaA in 2007 amounted to approximately $656.0 million compared to approximately $428.2 million in 2006.

        In 2007, total royalty revenue increased by approximately $41.6 million or 14% from 2006 primarily due to an increase in net sales of ERBITUX and the change in royalty rate earned under the Merck KGaA agreement.

  License Fees and Milestones

        License fees and milestone revenue consists of the recognition of up-front license fees and milestone payments received under the Commercial Agreement with BMS and recognition of payments received under the development and license agreements with Merck KGaA. In 2007, total license fee and milestone revenue consisted of approximately $102.1 million earned from BMS and approximately $772,000 earned from Merck KGaA as compared to 2006, in which approximately $231.9 million was earned from BMS and approximately $348,000 was earned from Merck KGaA.

        In 2007, total license fees and milestone revenue decreased by approximately $129.4 million or 56% from 2006 primarily due to the receipt of $250.0 million in March 2006 from BMS as a result of obtaining FDA approval for ERBITUX for use in the treatment of head and neck cancer, which resulted in a catch-up adjustment of approximately $112.7 million related to the actual product clinical development costs incurred from inception through December 31, 2005 as a percentage of the estimated total costs to be incurred being recorded during 2006.

        In 2008, license fees and milestone revenue is estimated to range between $100.0 million to $110.0 million for the full year.

  Manufacturing

        Manufacturing revenue consists of sales of ERBITUX to our corporate partners for commercial use. In accordance with the Commercial Agreement, we are contractually obligated to sell ERBITUX to BMS at our cost of production plus a 10% markup on bulk. We sell bulk inventory to Merck KGaA at our cost of production. In 2007, purchases by BMS amounted to approximately $77.7 million and purchases by Merck KGaA amounted to approximately $7.4 million.

        In 2007, total manufacturing revenue decreased by approximately $1.4 million or 2% from 2006 primarily due to efficiencies in the manufacturing of ERBITUX, resulting in a decrease in the price we charge our partners for ERBITUX. Total volume purchases from our partners for the full year 2007 increased by approximately 14% from the prior year.

  Collaborative Agreement Reimbursements

        Collaborative agreement reimbursement revenue consists of reimbursements from our partners BMS and Merck KGaA under our collaborative agreements. There are certain categories for which we receive reimbursement from our partners: the cost of ERBITUX supplied to our partners for use in clinical studies, clinical and regulatory expenses, certain selling and administrative expenses, and a portion of royalty expense. Of the total $70.6 million in collaborative agreement reimbursement revenues earned in 2007, approximately $47.6 million was earned from BMS and approximately $22.4 million was earned from Merck KGaA and $600,000 was received as final payment from a former corporate partner. In comparison, of the $68.5 million in collaborative agreement revenues earned in 2006, approximately $50.9 million was earned from BMS and approximately $17.6 million was earned from Merck KGaA.

        In 2007, total collaborative agreement reimbursement revenue increased by approximately $2.1 million or 3% from 2006 primarily due to an increase in reimbursement of clinical drugs of approximately $4.0 million, clinical and regulatory costs of approximately $6.1 million and $600,000 received as final payment from a former corporate partner. These increases were partially offset by a decrease in reimbursements for royalty expenses of approximately $8.6 million, primarily resulting from the lower reimbursement rate from BMS for third-party royalties, which dropped from 4.5% to 2.5% on January 1, 2007.

Expenses

  Research and Development

        Research and development expenses consist of costs associated with our in-house research programs, product and process development expenses, costs to manufacture product candidates for clinical studies, quality assurance and quality control infrastructure, costs to conduct clinical studies and associated regulatory activities. Research and development expenses also include our cost of inventory supplied to our partners for use in clinical studies and certain clinical and regulatory amounts that are reimbursable from our corporate partners. As a result, a total of approximately $42.0 million in 2007 and approximately $31.9 million in 2006 of these expenses are also reflected as revenues under collaborative agreement reimbursement revenue.

        In 2007, total research and development expenses increased by approximately $31.4 million or 19% from 2006. The increase is primarily due to the transition of our BB50 manufacturing facility from the production of ERBITUX to pipeline products on July 1, 2007. This transition resulted in inventory production costs for pipeline products being recorded as research and development expense as compared to the prior year when these costs were capitalized into the production of ERBITUX inventory. As part of this transition, we also experienced increased material costs associated with the development of our pipeline products of approximately $9.5 million which were expensed. In addition, we had an increase in shipments of ERBITUX to our partners for clinical studies of approximately $5.8 million, as well as the write-off of $3.6 million of previously capitalized costs associated with the development of our Spring Street location. These increases were partially offset by a decrease in costs that we were responsible to pay as a result of the BMS Amendment in July 2007.

        In 2008, as we progress with our investment in both ERBITUX and our pipeline, we anticipate research and development expenses will increase by approximately 25% to 30%.

  Selling, General and Administrative

        Selling, general and administrative expenses consist of selling and administrative personnel costs, including related facility costs, additional costs to develop internal selling and field operations capabilities and expenses associated with applying for patent protection for our technology and products. Selling, general and administrative expenses also include certain amounts that are reimbursable from our corporate partners. As a result, a total of approximately $1.3 million in 2007 and $1.2 million in 2006 of these expenses are also reflected as revenues under collaborative agreement reimbursement revenue.

        In 2007, total selling, general and administrative expenses increased by $4.6 million or 6% from 2006 primarily due to a increases in legal costs as a result of settling the Repligen/MIT and Yeda matters, as well as the increase in sales force personnel. These increases were partially offset by a reduction in personnel costs as a result of the turnover of executive level employees, some of whom were not replaced for the entire year.

        With the full year impact of the expanded sales force in 2008, as well as other planned growth to support our stepped-up research and development activities, we expect that selling, general and administrative expenses as a percentage of total revenues to increase marginally during the year.

  Royalties

        Royalty expenses consist of obligations related to certain licensing agreements related to ERBITUX. Our effective royalty rate for 2007 on global in-market sales of ERBITUX was approximately 5.3%. In 2007, we received reimbursements from our corporate partners of 2.5% on net sales in the U.S. and Canada and a single-digit percentage on net sales outside of the U.S. and Canada, which is reflected in collaborative agreement revenues. As a result, a total of approximately $26.7 million in 2007 and $35.4 million in 2006 of these expenses are also reflected as revenues under collaborative agreement revenue.

        In 2007, total royalty expenses decreased by approximately $2.4 million, or 3% from 2006 primarily due to (1) the partial reversal of royalties previously accrued but not paid to Sanofi-Aventis in conjunction with the patent litigation settlement agreement; (2) effective in the second quarter of 2006, our obligation to pay royalties on domestic net sales decreased by 3%; and (3) the expiration in July 2007 of a patent we licensed. These decreases were partially offset by the additional royalties resulting from the increase in net sales as described in royalty revenue above.

        We expect royalty expense as a percentage of global in-market sales of ERBITUX to be in the mid-6% range for 2008. This rate will increase if net sales outside of the U.S. and Canada consist of ERBITUX produced in the U.S.

  Cost of Manufacturing Revenue

        We sell ERBITUX to BMS at our costs of production plus a 10% mark-up on bulk and to Merck KGaA at our cost of production. Therefore, depending on certain circumstances, such as the mix of demand from our partners, the costs of filling and finishing ERBITUX bulk (for which we do not charge a 10% markup when selling to BMS), and as the cost used for the computation of manufacturing revenue is contractually based, which may be different than the cost of manufacturing revenue,our gross margins on sales of ERBITUX may fluctuate from quarter to quarter.

        In 2007, cost of manufacturing revenue amounted to $83.0 million representing a gross margin of approximately 2% compared to costs of manufacturing revenue for 2006 of approximately $76.1 million, or a gross margin of 12%. The fluctuation in our gross margin is based on the explanation noted above as well as due to the fact that we sold previously expensed inventory in the first quarter of 2006.

  Litigation Settlements

        During 2007 we settled two separate matters related to intellectual property. In September we paid a total of $65.0 million to settle a matter with Repligen and the MIT, of which $50.0 was attributed to an expired Religen patent and expensed during the third quarter of 2007 and $15.0 million was attributed to sublicensed Abbott patents. In December 2007 we paid $60.0 million to settle a matter with Yeda, which was expensed.

  Other Income (Expense)

        In 2007, interest income increased by approximately $11.7 million or 29% from 2006 primarily due to higher average interest rates and higher average cash and securities balances during 2007 as compared with 2006, due to receiving a $250.0 million milestone payment from BMS in March 2006.

        Interest expense in 2007 increased by approximately $2.7 million or 29% from 2006 primarily due to the fact that we finalized construction of our BB50 manufacturing facility in May 2006, and therefore ceased capitalizing interest on the construction of this facility at that time.

        Other income for 2007 includes a gain of $3.8 million from the proceeds of an insurance reimbursement primarily for lost royalties on an ERBITUX shipment that was damaged in-transit during 2006.

  Provision (Benefit) for Income Taxes

        The effective tax rate for the year ended December 31, 2007 amounted to approximately 58.2%, which includes the effect of discrete charges of approximately $18.6 million, primarily related to the establishment of a valuation allowance against our deferred tax assets. The effective tax rate for 2007 is greater than the federal statutory rate of 35%, mainly due to the establishment of the valuation allowance described below as well as state taxes. A reconciliation of the total tax provision to the tax provision using the federal statutory rate for each period is included in the notes to the consolidated financial statements. The recording of this valuation allowance has no effect on our cash taxes and total net cash tax payments in 2007 were approximately $3.2 million.

        In 2006, the Company released a portion of its valuation allowance against its total deferred tax assets. The partial release was based on expectations of projected income, which caused the Company to conclude that it was more likely than not that a portion of these deferred tax assets would be realized. During 2007, the Company updated its expectations of projected income. These updated projections were impacted by management's strategic plan to accelerate the development of our internal pipeline as well as by the BMS Amendment. As a result of these updated projections, the Company recorded additional valuation allowance. The financial projections used to evaluate the need for our valuation allowance contain significant assumptions about our market share and our competitive landscape. If such assumptions were to differ significantly, it may have a material impact on our ability to realize our deferred tax assets. The Company will continue to monitor its current performance and future financial projections, including market share and competitive landscape, in order to determine the effect on the valuation allowance.

        We expect that our effective tax rate in 2008 will be in the range of 40%-45%. This rate is calculated assuming no material change in the valuation allowance in 2008 related to projections of future income. From a cash tax perspective, we anticipate having sufficient net operating losses to offset taxable income on our federal tax return, thereby substantially reducing our need to pay cash taxes in 2008.

  Net Income

        We had net income of approximately $39.8 million, or $0.46 per basic common share and diluted common share for the year ended December 31, 2007, compared with net income of approximately $370.7 million, or $4.40 per basic common share and $4.11 per diluted common share for the year ended December 31, 2006. The fluctuation in results was due to the factors noted above.

Years Ended December 31, 2006 and 2005

Revenues

  Royalties

        In 2006, global in-market sales of ERBITUX reached $1.1 billion. In the U.S. and Canada, in-market net sales by BMS in 2006 amounted to approximately $652.2 million compared to approximately $413.1 million in 2005. Outside of the U.S. and Canada, in-market net sales by Merck KGaA in 2006 amounted to approximately $428.2 million compared to approximately $265.3 million in 2005.

        In 2006, total royalty revenue increased by approximately $113.2 million or 64% from 2005 primarily due to an increase in net sales of ERBITUX and the change in royalties earned under the Merck KGaA agreement.

  License Fees and Milestones

        In 2006, total license fee and milestone revenue consisted of approximately $231.9 million earned from BMS and $348,000 earned from Merck KGaA as compared to 2005 in which approximately $94.2 million was earned from BMS and approximately $3.0 million was earned from Merck KGaA.

        In 2006, total license fees and milestone revenue increased by approximately $135.0 million or 139% from 2005 primarily due to the receipt of $250.0 million in March 2006 from BMS as a result of obtaining FDA approval for ERBITUX in head and neck indication. The milestone revenue earned in the first quarter of 2006 included a "catch-up" adjustment of approximately $112.7 million related to the actual product clinical development costs to be incurred from inception through December 31, 2005 as a percentage of estimated costs to be incurred. The remaining increase is due primarily to the higher amount of deferred revenue being recognized through year-end as a result of the receipt of the $250.0 million milestone payment from BMS. These increases were partially offset by a decrease in amortization related to the Merck KGaA development and license agreements of approximately $2.7 million related to the termination of the BEC2 and gp75 antigen agreement in the fourth quarter of 2005.

  Manufacturing

        In 2006, purchases by BMS amounted to approximately $82.4 million and purchases by Merck KGaA amounted to approximately $4.0 million. Total manufacturing revenue increased by $42.4 million or 96% from 2005 primarily due to increased commercial sales of ERBITUX to BMS of approximately $38.4 million and to Merck KGaA of approximately $4.0 million.

  Collaborative Agreement Reimbursements

        Of the total $68.5 million in collaborative agreement reimbursement revenue earned in 2006, approximately $50.9 million was earned from BMS and approximately $17.6 million was earned from Merck KGaA. In comparison, of the $64.9 million in collaborative agreement reimbursement revenues earned in 2005, approximately $42.9 million was earned from BMS and approximately $22.0 million was earned from Merck KGaA.

        In 2006, total collaborative agreement reimbursement revenue increased by approximately $3.6 million or 6% from 2005 primarily due to an increase in royalty expense reimbursement of approximately $14.5 million, partly offset by decreases in reimbursement of clinical drugs of approximately $7.9 million, clinical and regulatory costs of approximately $2.3 million, and reimbursement for certain selling, general and administrative expenses of $749,000.

Expenses

  Research and Development

        As previously noted, research and development expenses also include certain amounts that are reimbursable from our corporate partners. As a result, a total of approximately $31.9 million in 2006 and approximately $42.1 million in 2005 of research and development expenses are also reflected as revenues under collaborative agreement reimbursement revenue.

        In 2006, total research and development expenses increased by approximately $17.3 million or 12% from 2005 primarily due to an increase in third-party costs associated with manufacturing some of our pipeline products of approximately $9.9 million, an increase in shipments of ERBITUX to our partners for clinical studies of approximately $4.3 million, and during the last half of 2006, we made significant efforts to increase personnel and add to the infrastructure in the clinical and regulatory functions resulting in an increase in cost of approximately $6.1 million. The increase in the manufacturing of pipeline products in 2006 is part of the overall clinical development strategy related to our pipeline candidates, which we planned to take from Phase I to Phase II, beginning in 2007. The production of these products provides the Company with the ability to have sufficient product available for the various clinical trials that we planned to begin for a number of our pipeline candidates. These increases in 2006 were partially offset by a decrease of approximately $2.0 million, related to the termination of our collaborative agreement with UCB.

  Selling, General and Administrative

        As previously noted, selling, general and administrative expenses also include certain amounts that are reimbursable from our corporate partners. As a result, a total of approximately $1.2 million in 2006 and $2.0 million in 2005 of these expenses are also reflected as revenues under collaborative agreement reimbursement revenue.

        In 2006, total selling, general and administrative expenses decreased by $242,000 or less than 1% from 2005 primarily due to decreases in severance expense of approximately $2.9 million related to the resignation of our former chief executive officer in October 2005, and a decrease in legal expenses from the prior year. This decrease was primarily offset by increases in salaries and benefits of approximately $6.0 million, including share-based compensation of approximately $5.2 million, due to increased headcount and merit increases from the prior year.

  Royalties

        Royalty expenses consist of obligations related to certain licensing agreements related to ERBITUX. Our effective royalty rate for 2006 on global in-market sales of ERBITUX was approximately 6.8%. In 2006, we received reimbursements from our corporate partners of 4.5% on net sales in the U.S. and Canada and a single-digit percentage on net sales outside of the U.S. and Canada, which is reflected in collaborative agreement reimbursement revenues. As a result, a total of approximately $35.4 million in 2006 and $20.9 million in 2005 of these expenses are also reflected as revenues under collaborative agreement reimbursement revenue.

        In 2006, total royalty expenses increased by approximately $15.6 million, or 27% from 2005 primarily due to the increase in net sales as described in royalty revenue above, partially offset by a decrease in our obligation to pay royalties on domestic net sales by 3% in the second quarter of 2006.

  Cost of Manufacturing Revenue

        We began to capitalize in inventory the cost of manufacturing ERBITUX after we received approval in February of 2004. In 2005, we continued to sell inventory that was previously expensed as well as inventory that was partially expensed, since there was inventory in process on the date that we received FDA approval of ERBITUX. It took nearly two years to sell all inventory that was previously expensed or partially expensed. In the first quarter of 2006, we exhausted the remaining batches of ERBITUX with partial costs.

        In 2006, cost of manufacturing revenue amounted to $76.1 million representing a gross margin of approximately 12% compared to costs of manufacturing revenue for 2005 of approximately $16.4 million, or a gross margin of 63%. The fluctuation in our gross margin is based on the explanation noted above.

  Discontinuation of Small Molecule Program

        On May 11, 2005, we announced a plan to discontinue our small molecule research program. This decision was made after evaluating our investment in such program against the time horizon before commercial benefits would be realized. As a result of this decision, we reflected $6.2 million of costs associated with the discontinuation of this program in the Consolidated Statements of Income for the year ended December 31, 2005. Such costs included approximately $2.2 million of costs related to severance for 45 employees that were terminated, approximately $3.7 million of costs related to the write-off of fixed assets used in such program (shown net of $227,000 from the subsequent sale of equipment that was previously written off as part of this discontinuance), approximately $60,000 of contract termination costs related to the cancellation of the lease at the Brooklyn facility where the employees were conducting such research and approximately $282,000 of other shutdown expenses. We had no additional other shutdown expenses and paid the remaining amount of $12,000 that was accrued at December 31, 2005 during the year ended December 31, 2006 to complete the disposition of this program.

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

  Other Income and (Expense)

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

  Provision (Benefit) for Income Taxes

        The effective tax rate for the year ended December 31, 2006 amounted to approximately 19.0%, excluding the effect of the partial release of our valuation allowance described below. The effective tax rate for 2006 is less than the federal statutory rate of 35%, mainly due to the utilization of fully reserved deferred tax assets. A reconciliation of the total tax provision to the tax provision using the federal statutory rate for each period is included in the notes to the consolidated financial statements.

        In 2006, we released a portion of our valuation allowance against our total deferred tax assets. This partial release was based on expectations of projected income, which caused us to conclude that it was more likely than not that a portion of the benefit of these deferred tax assets would be realized. This release resulted in a net tax benefit of approximately $111.3 million.

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

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 2007, our principal sources of liquidity consisted of cash and cash equivalents and securities available for sale of approximately $1.0 billion. Historically, we have financed our operations through a variety of sources, most recently through the issuance of convertible notes, the receipt of license fees and milestone payments and from reimbursement of certain expenses from our corporate partners. Since the approval of ERBITUX on February 12, 2004, we began to generate royalty revenue and manufacturing revenue from the commercial sale of ERBITUX by our corporate partners and we have generated positive cash flows from operations in 2006 and 2007. As we continue to generate revenues from royalties and sales of ERBITUX for commercial distribution, our cash flows from operating activities are expected to increase as a source to fund our operations. As previously discussed, we are planning to continue investing significantly in the development of our pipeline candidates in 2008, while also continuing to develop ERBITUX in other indications. Therefore, the utilization of our existing cash will be dependent on the level of in-market sales for ERBITUX in 2008, which will have a direct impact on whether we will generate positive or negative cash flows from operations in 2008.

SUMMARY OF CASH FLOWS

	Years Ended December 31,			Variance
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
	(Thousands of dollars)
Cash provided by (used in):
Operating activities	$13,486	$205,100	$(64,592)	$(191,614)	$269,692
Investing activities	538,745	(312,460)	(5,053)	851,205	(307,407)
Financing activities	29,428	124,525	(6,273)	(95,097)	130,798

Net increase (decrease) in cash and cash equivalents	$581,659	$17,165	$(75,918)	$564,494	$93,083

        Historically, our cash flows from operating activities have fluctuated significantly due to the nature of our operations and the timing of our cash receipts. During the year ended December 31, 2007, we generated approximately $13.5 million in cash from operating activities, as compared to approximately $205.1 million in 2006. The decrease in operating cash flows in 2007 is primarily due to the receipt of a $250.0 million milestone payment from our corporate partner BMS in March 2006, as a result of obtaining approval from the FDA for ERBITUX in a second indication. The fluctuation in operating cash flows is also due to the fact that in 2007 we paid $125.0 million to settle two patent litigation matters, which was partially offset by an increase in net royalties received of approximately $38.6 million. The increase in cash provided by operations of $205.1 million in 2006 as compared to the cash used in operations of approximately $64.6 million in 2005 was primarily due to the receipt of a $250.0 million milestone payment from BMS in March 2006, partly offset by payments to the IRS of approximately $31.7 million for withholding taxes related to an employment tax audit for the years 1999-2001. The fluctuation in operating cash flows was also due to the fact that in 2005 we paid approximately $55.4 million in litigation expenses, net of insurance reimbursements related to the securities class action settled in January 2005, and approximately $30.0 million of royalty payments to Genentech and Centocor related to 2004 for license agreements that we finalized during January 2005. These uses of cash from operations in 2005 were partially offset by cash generated from operations due to increased royalty income in 2005 as a result of higher in-market net sales of ERBITUX by our partners BMS and Merck KGaA. As we continue to earn revenues and operating income from the sale of ERBITUX, we expect that our operating cash flows will continue to experience significant fluctuations from prior period results.

        Our primary sources and uses of cash under investing activities consist of purchases and sales activity in our investment portfolio, which we manage based on our liquidity needs, possible business development transactions and amounts used for capital expenditures. During the year ended December 31, 2007, we generated net cash from investing activities of approximately $538.7 million, comprised primarily of net proceeds from the sale and maturity of investments of approximately $564.4 million and acquisition of fixed assets of approximately $10.7 million. During the year ended December 31, 2006, we used net cash from investing activities of approximately $312.5 million comprised of net purchases of investments of approximately $266.6 million and acquisition of fixed assets of approximately $45.9 million. During the year ended December 31, 2005, we used net cash from investing activities of approximately $5.1 million, comprised of approximately $84.3 million in acquisition of fixed assets, primarily related to the construction of our BB50 manufacturing facility, offset by net proceeds from the sale and maturity of securities in our investment portfolio of approximately $79.2 million.

        Net cash flows generated from financing activities in 2007 were approximately $29.4 million, of which approximately $28.9 million of proceeds were generated from the exercise of stock options and sales under the Company's employee stock purchase plan, and $500,000 was received for the sale of treasury stock. In 2006 we generated approximately $124.5 million from financing activities, of which approximately $29.8 million of proceeds were generated from the exercise of stock options and sales under the Company's employee stock purchase plan and $94.7 million from tax benefits associated with equity net operating losses that were taken as a reduction on our tax returns. In 2005, we used approximately $6.3 million for financing activities due to the purchase of 811,416 shares of our common stock at an average price of $30.62 per share for aggregate consideration of approximately $24.8 million, which was partially offset by proceeds from the exercise of stock options and sales under the Company's employee stock purchase plan of approximately $18.6 million.

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

  •
  costs involved in filing, prosecuting and enforcing patent claims and legal costs associated with the outcome of outstanding legal proceedings and investigations;

  •
  status of competition;

  •
  status of current liquidity crisis in the financial markets; and

  •
  our ability to maintain existing corporate collaborations and establish new collaborative arrangements with other companies to provide funding to support these activities.

        Below is a table that presents our contractual obligations and commercial commitments as of December 31, 2007: (in thousands)

	Payments due by Year(1),(2)
	Total	2008	2009	2010	2011	2012	2013 and Thereafter
Long-term debt(3)	$600,000	$—	$—	$—	$—	$—	$600,000
Interest on long-term debt	135,094	8,250	8,250	8,250	8,250	8,250	93,844
Operating leases	63,388	5,670	5,445	4,206	4,084	4,236	39,747
Purchase obligations	11,198	11,198	—	—	—	—	—
Contract services obligations	11,790	7,470	1,350	2,970	—	—	—

Total contractual cash obligations	$821,470	$32,588	$15,045	$15,426	$12,334	$12,486	$733,591

(1)
Amounts in the above table do not include milestone-type payments payable by us under development agreements, if the achievement of that milestone is uncertain or the obligation amount is not determinable.

(2)
Amounts in the above table do not include a reserve of approximately $39.2 million related to uncertain tax positions. The Company is not able to reasonably estimate when, if ever, these reserves would result in actual cash tax payments.

(3)
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Our holdings of financial instruments comprise a mix of U.S. dollar denominated securities that may include U.S. corporate debt, foreign corporate debt, U.S. government debt, foreign government debt, asset-backed securities, auction rate securities and commercial paper. All such instruments are classified as securities available for sale. Generally, we do not invest in equity securities, however we may make these investments depending upon our needs. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in investment-grade fixed-income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We invest in securities that have a range of maturity dates.

        During 2007, liquidity issues began to affect the global credit and capital markets. As a result, securities known as auction rate securities (ARS), which historically have had a liquid market and had their interest rates reset periodically (e.g. monthly) through dutch auctions, began to fail at auction. These auction failures have caused ARS to become illiquid since investors are hesistant to purchase these types of investments, which in turn has caused the fair market values for these securities to decline. As of December 31, 2007, the Company has $168.8 million of principal invested in ARS with long-term nominal maturities for which interest rates are reset through a dutch-auction each month. These monthly auctions have historically provided a liquid market for these securities. The Company's investments in ARS all currently have AAA/Aaa credit ratings and interest continues to be paid by the issuers of the securities. The Company's investments in ARS represent interests in synthetic collateralized debt obligations referencing portfolios of corporate bonds. The Company does not have any investments which are backed by sub-prime mortgages. As a result of the liquidity issues experienced in the global credit and capital markets, certain of the ARS, which were primarily underwritten by one investment bank, with a total principal value of $149.2 million held by the Company at December 31, 2007, have experienced multiple failed auctions since August 2007. The estimated fair market value at December 31, 2007, of the Company's ARS with continuing auction failures totaled approximately $109.0 million based on indicative prices from the investment bank, which reflects unrealized losses of $40.2 million. As of February 27, 2008, the unrealized losses on these securities increased to approximately $65.8 million due to the continuing liquidity issues in the global credit and capital markets. Based on the factors above and because we have the intent and ability to hold these investments until recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired. The Company has reflected the unrealized losses as a component of other comprehensive loss in stockholders' equity in its consolidated balance sheet as of December 31, 2007.

        During 2007, we made investments in equity securities of approximately $43.6 million and had an unrealized loss of $10.8 million at December 31, 2007. We evaluated the unrealized loss position on our equity securities and determined that we do not consider this decrease in value to be other-than-temporary. In making this determination we considered a number of factors, including the nature of the investment, the cause of the decline in fair value, the severity and duration of the decline in fair value, the financial position and prospects of the company whose securities are held, analyst reports, as well as other factors. This temporary decline in value is reflected as an unrealized loss in our consolidated balance sheet as of December 31, 2007.

        The table below presents the principal amounts and related weighted average interest rates by year of maturity for our fixed and variable rate securities within our investment portfolio as of December 31, 2007: (in thousands, except interest rates)

	2008	2009	2010	2011	2012	2013 and Thereafter		Total	Fair Value
Fixed Rate	$115,011	$55,000	$70,045	$—	$10,012	$—		$250,068	$250,347
Average Interest Rate	4.08%	4.33%	5.19%	—	5.65%	—		4.51%
Variable Rate	1,800	—	—	—	—	168,820	(1)	170,620	130,466
Average Interest Rate	6.0%	—	—	—	—	5.64%		5.64%

	$116,811	$55,000	$70,045	$—	$10,012	$168,820		$420,688	$380,813

(1)
These holdings primarily consist of auction rate securities. Interest on the securities is adjusted monthly, quarterly or semi-annually, depending on the instrument, using prevailing interest rates.

        Our outstanding 1 3/8% fixed rate convertible senior notes in the principal amount of $600.0 million due May 15, 2024 are convertible into our common stock at a conversion price of $94.69 per share, subject to adjustment and to certain restrictions as outlined in the indenture agreement. The fair value of fixed interest rate instruments is affected by changes in interest rates and in the case of the convertible notes by changes in the price of our common stock as well. The fair value of the convertible senior notes was approximately $564.8 million at December 31, 2007.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The response to this item is submitted as a separate section of this report as Part II commencing on Page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not Applicable.

ITEM 9A.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Interim Vice President, Finance, has evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Interim Vice President, Finance, have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information that we are required to disclose in the reports that we file or submit under the Exchange Act.

Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Vice President, Finance, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

        KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

        There has been no change in our internal control over financial reporting during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
ImClone Systems Incorporated:

        We have audited ImClone Systems Incorporated's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ImClone Systems Incorporated's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on this assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, ImClone Systems Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ImClone Systems Incorporated as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 29, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Princeton, New Jersey
February 29, 2008

ITEM 9B.    OTHER INFORMATION.

        Not Applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The information required by Item 10 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION.

        The information required by Item 11 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information required by Item 12 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        The information required by Item 13 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The information required by Item 14 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) and (2)	The response to this portion of Item 15 is submitted as a separate section of this report commencing on page F-1.
(a)(3)	Exhibits (numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description	Incorporated by Reference
3.1	Certificate of Incorporation, as amended through December 31, 1998	C(3.1)
3.2	Amendment dated June 4, 1999 to the Company's Certificate of Incorporation, as amended	F(3.1A)
3.3	Amendment dated June 12, 2000 to the Company's Certificate of Incorporation, as amended	H(3.1A)
3.4	Amendment dated August 9, 2002 to the Company's Certificate of Incorporation, as amended	N(3.1C)
3.5	By-Laws of ImClone Systems Incorporated as amended and restated on December 10, 2007	V(3.1)
4.1	Rights Agreement dated as of February 15, 2002 between the Company and EquiServe Trust Company, N.A., as Rights Agent, as amended May 4, 2006	J(Ex-1,Ex-2)
4.2	Stockholder Agreement, dated as of September 19, 2001, among Bristol-Myers Squibb Company, Bristol-Myers Squibb Biologics Company and the Company	I(99.2D2)
4.3	Indenture dated as of May 7, 2004 by and between the Company and The Bank of New York, as Trustee and Form of 1 3/8% Convertible Notes Due 2024	R(4.5)
4.4	Registration Rights Agreement dated as of May 7, 2004 by and between the Company, as Issuer, and Morgan Stanley & Co., Incorporated and UBS Securities LLC, as the Initial Purchasers	R(4.6)
10.1	1996 Incentive Stock Option Plan, as amended	L(99.1)
10.2	1996 Non-Qualified Stock Option Plan, as amended	L(99.2)
10.3	ImClone Systems Incorporated 1998 Non-Qualified Stock Option Plan, as amended	L(99.2)
10.4	ImClone Systems Incorporated 2002 Stock Option Plan	N(99.8)
10.5	ImClone Systems Incorporated 1998 Employee Stock Purchase Plan	G(99.4)
10.6	License Agreement between the Company and the Regents of the University of California dated April 9, 1993	A(10.48)
10.7	License Agreement between the Company and Rhone-Poulenc Rorer dated June 13, 1994	B(10.56)
10.8	Development and License Agreement between the Company and Merck KGaA dated December 14, 1998	D(10.70)

10.9	Lease dated as of December 15, 1998 for the Company's premises at 180 Varick Street, New York, New York	E(10.69)
10.10	Amendment dated March 2, 1999 to Development and License Agreement between the Company and Merck KGaA	E(10.71)
10.11	Acquisition Agreement dated as of September 19, 2001, among the Company, Bristol-Myers Squibb Company and Bristol-Myers Squibb Biologics Company	I(99.D1)
10.12	Development, Promotion, Distribution and Supply Agreement, dated as of September 19, 2001, among the Company, Bristol-Myers Squibb Company and E.R. Squibb & Sons, L.L.C.	I(99.D3)
10.13	Agreement of Sublease dated October 5, 2001, by and between 325 Spring Street LLC and the Company	L(10.86)
10.14	Promissory Note in the principal amount of $10,000,000, dated October 5, 2001, executed by 325 Spring Street LLC in favor of the Company	L(10.86.1)
10.15	Amendment No. 1 to Development, Promotion, Distribution and Supply Agreement, dated as of March 5, 2002, among the Company, Bristol-Myers Squibb Company and E.R. Squibb & Sons, L.L.C.	K(99.2)
10.16	Amendment, dated as of August 16, 2001 to the Development and License Agreement between the Company and Merck KGaA	M(10.88)
10.17	Agreement of Sale and Purchase between Building Associates, LP and ImClone Systems Incorporated pertaining to 33 Chubb Way, Branchburg, New Jersey executed as of March 1, 2002	N(10.92)
10.18
	Target Price Contract, dated as of July 15, 2002, between ImClone Systems Incorporated and Kvaerner Process, a division of Kvaerner U.S. Inc., for the Architectural, Engineering, Procurement Assistance, Construction Management and Validation of a Commercial Manufacturing Project in Branchburg, New Jersey	O(10.93)
10.19	Modifications Agreement dated as of December 15, 2000 by an between 180 Varick Street Corporation and the Company	P(10.94)
10.20	Amendment number 4 to the Company's lease at 180 Varick Street dated August 13, 2004 by and between 180 Varick Street Corporation and the Company	S(10.28)
10.21	ImClone Systems Incorporated Annual Incentive Plan	Q(A.C)
10.22	Supply Agreement between the Company and Lonza Biologics PLC dated March 17, 2005	U(10.30)
10.23	ImClone Systems Incorporated Senior Executive Severance Plan	T(10.29)
10.24	ImClone Systems Incorporated Change in Control Plan, as amended	BB(10.32)
10.25	Terms of inducement stock option grants to Dr. Eric Rowinsky on February 21, 2005, as approved by the Compensation Committee of Board of Directors	W

10.26	†	Collaboration and License Agreement between the Company and UCB S.A. dated August 15, 2005	Y
10.27		Approval by Board of Directors of certain compensation related matters and Company stock repurchase program	X
10.28		Terms of accelerated Company stock options and form of lock-up agreement	ZZ(10.1)
10.29		ImClone Systems Incorporated 2006-2008 Retention Plan	AA(10.1)
10.30		ImClone Systems Incorporated Transition Severance Plan	BB(10.40)
10.31
		Approval by the Compensation Committee of the Board of Directors of performance criteria for executive officer cash bonus awards under the Company's Annual Incentive Plan for the year ended December 31, 2006	CC
10.32	†
		Settlement Agreement, dated July 19, 2006, by and between ImClone Systems Incorporated and Merck KGaA, including an amendment to the Development and License Agreement between the Company and Merck KGaA, as amended	DD(10.38)
10.33		ImClone Systems Incorporated 2006 Stock Incentive Plan	EE(10.39)
10.34	†	Letter Agreement between the Company and UCB S.A. dated February 1, 2007	EE(10.40)
10.35	†	Amendment No. 2 to the Development, Promotion, Distribution and Supply Agreement, dated as of July 27, 2007, among the Company, Bristol-Myers Squibb Company and E.R. Squibb & Sons, L.L.C.	FF(10.41)
10.36		Employment Agreement between the Company and John H. Johnson dated August 8, 2007	FF(10.42)
10.37	†*
Amended and Restated Co-Development and Co-Commercialization Agreement for ERBITUX® in Japan, dated as of October 12, 2007, among Bristol-Myers Squibb Company, E.R. Squibb & Sons, LLC, Bristol-Myers K.K., Merck KGaA, Merck Serono Japan Company, Limited and the Company
10.38	†*	BMS-ImClone Japan Agreement, dated as of October 12, 2007, among Bristol-Myers Squibb Company, E.R. Squibb & Sons, LLC, Bristol-Myers K.K. and the Company
10.39	†*	Letter Agreement, dated as of October 12, 2007, between the Company and Merck KGaA relating to the Amended and Restated Co-Development and Co-Commercialization Agreement for ERBITUX® in Japan
10.40	†*	Settlement Agreement and Mutual Release, dated as of December 7, 2007, by and among Aventis Pharmaceuticals, Inc., Aventis Holdings, Inc., the Company and Yeda Research and Development Co. Ltd.
10.41	†*	Amended and Restated License Agreement by and between Aventis Holdings, Inc. and the Company dated December 7, 2007
12.1	*	Calculation of Ratio of Earnings to Fixed Charges
21.1	*	Subsidiaries of the Company

23.1	*	Consent of KPMG LLP, Independent Registered Public Accountants
31.1	*	Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*	Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

†
A request for confidential treatment was filed for certain portions of the indicated document. Confidential portions have been omitted and filed separately with the Commission as required by Rule 24b-2 of the Commission.

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

(F)
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

(I)
Previously filed with the Commission; incorporated by reference to the Company's Schedule 14D-9 filed on September 28, 2001.

(J)
Previously filed with the Commission; incorporated by reference to the Company's Current Report on Form 8-K dated May 4, 2006.

(K)
Previously filed with the Commission; incorporated by reference to the Company's Current Report on Form 8-A/A dated March 6, 2002.

(L)
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

(Q)
Previously filed with the Commission; incorporated by reference to the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders, filed August 21, 2003, as appendix C.

(R)
Previously filed with the Commission; incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(S)
Previously filed with the Commission; incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(T)
Previously filed with the Commission; incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

(U)
Previously filed with the Commission; incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(V)
Previously filed with the Commission; incorporated by reference to the Company's Current Report on Form 8-K dated December 14, 2007.

(W)
Previously filed with the Commission; incorporated by reference to the Company's Current Report on Form 8-K dated July 15, 2005.

(X)
Previously filed with the Commission; incorporated by reference to the Company's Current Report on Form 8-K dated September 19, 2005.

(Y)
Previously filed with the Commission, incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

(Z)
Previously filed with the Commission, incorporated by reference to the Company's Current Report on Form 8-K dated December 21, 2005.

(AA)
Previously filed with the Commission; incorporated by reference to the Company's Current Report on Form 8-K dated January 23, 2006.

(BB)
Previously filed with the Commission; incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

(CC)
Previously filed with the Commission; incorporated by reference to the Company's Current Report on Form 8-K dated March 22, 2006.

(DD)
Previously filed with the Commission; incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(EE)
Previously filed with the Commission; incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

(FF)
Previously filed with the Commission; incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMCLONE SYSTEMS INCORPORATED
Date: February 29, 2008	By:	/s/ JOHN H. JOHNSON John H. Johnson Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ JOHN H. JOHNSON John H. Johnson	Chief Executive Officer (Principal Executive Officer)	February 29, 2008
/s/ PETER R. BORZILLERI Peter R. Borzilleri	Interim Vice President, Finance (Principal Financial Officer)	February 29, 2008
/s/ ANDREW R.J. BONFIELD Andrew R.J. Bonfield	Director	February 29, 2008
Alexander J. Denner	Director
/s/ THOMAS F. DEUEL Thomas F. Deuel	Director	February 29, 2008
/s/ JULES HAIMOVITZ Jules Haimovitz	Director	February 29, 2008
Carl C. Icahn	Director

/s/ PETER S. LIEBERT Peter S. Liebert	Director	February 29, 2008
Richard C. Mulligan	Director
/s/ DAVID SIDRANSKY David Sidransky	Director	February 29, 2008
/s/ CHARLES WOLER Charles Woler	Director	February 29, 2008

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ImClone Systems Incorporated and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

        As discussed in notes 2(i) and 11(d) to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, "Share-based Payment," effective January 1, 2006.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ImClone Systems Incorporated's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2008 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Princeton, New Jersey
February 29, 2008

IMCLONE SYSTEMS INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$602,227	$20,568
Securities available for sale	304,534	1,023,609
Prepaid expenses	3,632	3,972
Amounts due from corporate partners	95,838	78,030
Inventories	116,153	102,215
Deferred income taxes, net	14,582	29,715
Other current assets	11,696	12,123

Total current assets	1,148,662	1,270,232

Property, plant and equipment, net	397,682	423,000
Deferred financing costs, net	5,105	8,818
Deferred income taxes, net	82,043	124,033
Securities available for sale	109,060	—
Notes receivable, less current portion	7,350	7,844
Other assets	19,357	5,909

Total assets	$1,769,259	$1,839,836

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable (including $1,387 and $4,765 due Bristol-Myers Squibb Company ("BMS") at December 31, 2007 and 2006, respectively)	$30,528	$26,421
Accrued expenses (including $1,758 and $21,705 due BMS at December 31, 2007 and 2006, respectively)	54,374	69,080
Current portion of deferred revenue	107,182	142,013
Other current liabilities	4,573	1,418

Total current liabilities	196,657	238,932

Deferred revenue, less current portion	176,605	237,864
Long-term debt	600,000	600,000
Share-based compensation, less current portion	—	261
Other liabilities	12,208	3,130

Total liabilities	985,470	1,080,187

Commitments and contingencies (Notes 14 and 15)
Stockholders' equity:
Preferred stock, $1.00 par value; authorized 4,000,000 shares; reserved 1,200,000 series B participating cumulative preferred stock, none issued or outstanding	—	—
Common stock, $0.001 par value; authorized 200,000,000 shares; issued 87,314,181 and 86,143,604 at December 31, 2007 and 2006, respectively; outstanding 86,323,116 and 85,138,930 at December 31, 2007 and 2006, respectively	87	86
Additional paid-in capital	893,613	865,560
Accumulated deficit	(30,478)	(71,785)
Treasury stock, at cost; 991,065 and 1,004,674 shares at December 31, 2007 and 2006, respectively	(28,754)	(29,149)
Accumulated other comprehensive loss:
Net unrealized loss on securities available for sale	(50,679)	(5,063)

Total stockholders' equity	783,789	759,649

Total liabilities and stockholders' equity	$1,769,259	$1,839,836

See accompanying notes to consolidated financial statements.

IMCLONE SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Revenues:
Royalties	$332,182	$290,599	$177,440
License fees and milestones	102,910	232,269	97,239
Manufacturing	85,109	86,476	44,090
Collaborative agreement reimbursements	70,632	68,503	64,904

Total revenues	590,833	677,847	383,673

Operating expenses:
Research and development	194,118	162,764	145,430
Selling, general and administrative	80,681	76,101	76,343
Royalties	71,544	73,958	58,376
Cost of manufacturing revenue	83,038	76,063	16,367
Litigation settlements	110,000	—	—
Discontinuation of small molecule research program	—	—	6,200
Withholding tax (recovery) expense	—	(264)	14,178

Total operating expenses	539,381	388,622	316,894

Operating income	51,452	289,225	66,779

Other income (expense):
Interest income	52,117	40,418	27,877
Interest expense	(12,053)	(9,323)	(6,569)
Other gain (loss)	3,775	—	(13)

Other income, net	43,839	31,095	21,295

Income before income taxes	95,291	320,320	88,074
Provision (benefit) for income taxes	55,492	(50,354)	1,578

Net income	$39,799	$370,674	$86,496

Earnings per common share:
Basic	$0.46	$4.40	$1.03

Diluted	$0.46	$4.11	$1.01

Shares used in calculation of earnings per common share:
Basic	85,804	84,235	83,582

Diluted	86,812	92,012	92,183

See accompanying notes to consolidated financial statements.

IMCLONE SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

AND COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2007, 2006 and 2005

(in thousands, except share data)

	Preferred Stock		Common Stock				Treasury Stock
					Additional Paid-in Capital	Accumulated Deficit			Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount			Shares	Amount		Total
Balance at December 31, 2004	—	$—	83,250,146	$83	$712,819	$(528,955)	193,258	$(4,300)	$(809)	$178,838

Options exercised			1,128,642	1	17,643					17,644
Issuance of shares through employee stock purchase plan			33,620	—	932					932
Tax benefit of stock options					1,675					1,675
Purchase of Treasury shares							811,416	(24,849)		(24,849)
Comprehensive income:
Net income						86,496				86,496
Other comprehensive loss:
Unrealized loss on available for sale securities arising during the year									(8,345)	(8,345)
Less: Reclassification adjustment for realized loss included in net income									(13)	(13)

Total other comprehensive loss									(8,332)	(8,332)

Comprehensive income										78,164

Balance at December 31, 2005	—	—	84,412,408	84	733,069	(442,459)	1,004,674	(29,149)	(9,141)	252,404

Options exercised			1,701,447	2	28,998					29,000
Issuance of shares through employee stock purchase plan			29,749	—	806					806
Share-based compensation expense					8,798					8,798
Tax benefit of stock options					93,889					93,889
Comprehensive income:
Net income						370,674				370,674
Other comprehensive income:
Unrealized gain on available for sale securities arising during the year									4,078	4,078

Total other comprehensive income									4,078	4,078

Comprehensive income										374,752

Balance at December 31, 2006	—	—	86,143,604	86	865,560	(71,785)	1,004,674	(29,149)	(5,063)	759,649

Options exercised			1,148,665	1	28,180					28,181
Issuance of shares through employee stock purchase plan			21,912	—	747					747
Share-based compensation expense					6,833					6,833
Tax effect of stock options					(6,304)					(6,304)
Adjustment for implementation of FIN 48					(1,508)	1,508				—
Sale of Treasury shares					105		(13,609)	395		500
Comprehensive loss:
Net income						39,799				39,799
Other comprehensive loss:
Unrealized loss on available for sale securities arising during the year									(45,616)	(45,616)

Total other comprehensive loss									(45,616)	(45,616)

Comprehensive loss										(5,817)

Balance at December 31, 2007	—	$—	87,314,181	$87	$893,613	$(30,478)	991,065	$(28,754)	$(50,679)	$783,789

See accompanying notes to consolidated financial statements.

IMCLONE SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$39,799	$370,674	$86,496
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	32,091	29,616	13,227
Amortization of deferred financing costs	3,713	3,713	3,713
Share-based compensation	6,833	8,798	—
Tax effect of share-based compensation	—	(94,719)	1,675
Loss on disposal of fixed assets	4,689	2	3,668
Loss on securities available for sale, net	—	—	13
Deferred income taxes	57,123	(153,748)	—
Other	40	(183)	438
Changes in:
Prepaid expenses	340	(206)	288
Amounts due from corporate partners	(17,808)	(18,759)	10,482
Inventories	(13,938)	(20,821)	(40,776)
Other current assets	427	(3,812)	19,929
Other assets	1,198	1,216	1,182
Accounts payable	4,107	(9,109)	(2,962)
Accrued expenses	(21,010)	102,035	(243)
Other current liabilities	3,155	387	—
Share-based compensation	(261)	261	—
Withholding tax liability	—	(31,736)	13,904
Litigation settlements	—	—	(75,900)
Deferred revenue	(96,090)	20,852	(98,783)
Other liabilities	9,078	639	(943)

Net cash provided by (used in) operating activities	13,486	205,100	(64,592)

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(10,654)	(45,902)	(84,263)
Acquisitions of intellectual property	(15,000)	—	—
Purchases of securities available for sale	(1,241,611)	(1,595,970)	(574,072)
Proceeds from sale of securities available for sale	1,346,550	1,130,990	575,598
Proceeds from maturities of securities available for sale	459,460	198,422	77,607
Other	—	—	77

Net cash provided by (used in) investing activities	538,745	(312,460)	(5,053)

Cash flows from financing activities:
Proceeds from exercise of stock options	28,181	29,000	17,644
Proceeds from issuance of common stock under the employee stock purchase plan	747	806	932
Tax benefit of share-based compensation	—	94,719	—
Proceeds from sale of treasury stock	500	—	—
Repurchase of common stock	—	—	(24,849)

Net cash provided by (used in) financing activities	29,428	124,525	(6,273)

Net increase (decrease) in cash and cash equivalents	581,659	17,165	(75,918)
Cash and cash equivalents at beginning of year	20,568	3,403	79,321

Cash and cash equivalents at end of year	$602,227	$20,568	$3,403

See accompanying notes to consolidated financial statements.

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Business Overview and Basis of Preparation

        ImClone Systems Incorporated (the "Company") is a biopharmaceutical company whose mission is to advance oncology care by developing and commercializing a portfolio of targeted treatments designed to address the medical needs of patients with cancer. A substantial portion of the Company's efforts and resources are devoted to research and development conducted on its own behalf and through collaborations with corporate partners and academic research and clinical institutions. The Company does not operate separate lines of business or separate business entities and does not conduct any of its operations outside of the U.S. Accordingly, the Company does not prepare discrete financial information with respect to separate product areas or by location and does not have separately reportable segments.

        On February 12, 2004, the United States Food and Drug Administration (FDA) approved ERBITUX® (cetuximab) for use in combination with irinotecan in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are refractory to irinotecan-based chemotherapy and for use as a single agent in the treatment of patients with EGFR-expressing, metastatic colorectal cancer who are intolerant to irinotecan-based chemotherapy. In September 2005, Health Canada approved the use of ERBITUX for use in combination with irinotecan for the treatment of EGFR-expressing metastatic colorectal carcinoma in patients who are refractory to other irinotecan-based chemotherapy regimens and for use as a single agent for the treatment of EGFR expressing, metastatic colorectal carcinoma in patients who are intolerant to irinotecan-based chemotherapy. On March 1, 2006, the FDA approved ERBITUX for use in combination with radiation therapy for the treatment of locally or regionally advanced squamous cell carcinoma of the head and neck (SCCHN) and as a single agent in recurrent or metastatic SCCHN where prior platinum-based chemotherapy has failed. Please see full prescribing information, available at www.ERBITUX.com, for important safety information relating to ERBITUX, including boxed warnings.

        On December 1, 2003, Swissmedic, the Swiss agency for therapeutic products, approved ERBITUX in Switzerland for the treatment of patients with colorectal cancer who no longer respond to standard chemotherapy treatment with irinotecan. Merck KGaA licensed the right to market ERBITUX outside the U.S. and Canada from the Company in 1998. On June 30, 2004, Merck KGaA received marketing approval from the European Commission to sell ERBITUX for use in combination with irinotecan for the treatment of patients with EGFR-expressing metastatic colorectal cancer after failure of irinotecan including cytotoxic therapy. On December 22, 2005, Swissmedic approved ERBITUX in Switzerland in combination with radiation in the treatment of patients with previously untreated, advanced SCHHN. On April 3, 2006, Merck KGaA was granted marketing authorization by the European Commission to extend the use of ERBITUX, in combination with radiotherapy, to the treatment of patients with locally advanced SCCHN. In Japan, Merck KGaA has marketing rights to ERBITUX, which are co-exclusive to the co-development rights of the Company and BMS. In February 2007, an application was submitted with the Japanese Pharmaceuticals and Medical Devices Agency for the use of ERBITUX in treating patients with advanced colorectal cancer. ERBITUX is the first IgG1 monoclonal antibody that inhibits EGFR to be submitted for marketing authorization in Japan.

        The Company relies entirely on third-party manufacturers for filling and finishing services with respect to ERBITUX. If the Company's current third-party manufacturers or critical raw material suppliers fail to meet the Company's expectations, the Company cannot be assured that it will be able to enter into new agreements with other suppliers or third-party manufacturers without an adverse effect on the Company's business.

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies

(a)
Principles of Consolidation

        The consolidated financial statements include the financial statements of ImClone Systems Incorporated and its wholly-owned subsidiary, Endoclone Incorporated. All intercompany balances and transactions have been eliminated in consolidation.

(b)
Cash Equivalents

        Cash equivalents may consist of money market funds, commercial paper and other readily marketable debt instruments. The Company considers all highly liquid debt instruments with maturities at date of purchase not exceeding three months to be cash equivalents.

(c)
Investments in Securities

        The Company classifies its investments in debt and marketable equity securities as available-for-sale. The Company invests primarily in asset-backed securities, auction rate securities, government sponsored entities and corporate notes. Generally, we do not invest in equity investments, however, we may make these investments depending upon our needs. Securities available-for-sale are recorded at fair value. Unrealized holding gains and losses on securities available-for-sale are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized. Realized gains and losses from the sale of securities available-for-sale are determined on a specific identification basis. If the fair value of a security in the portfolio is below its carrying value, the Company evaluates whether it has the intent and ability to retain the investment for a period of time sufficient to allow for recovery in the market value of the investment. In making a determination of whether a decline in market value is other-than-temporary the Company considers a number of factors, including the liquidity position, credit-worthiness of the issuer of such securities, the nature of the investment, the cause of the decline, the severity and duration of the decline, as well as any other information that may be deemed relevant. A decline in the market value of any security available-for-sale below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. This reduction is charged to Other income (expense) in the Consolidated Statements of Income and a new cost basis for the security is established. Dividend and interest income are recognized when earned.

(d)
Inventories

        Inventories are stated at the lower of cost or market. Cost is determined on the first-in first-out (FIFO) basis. The Company's policy is to capitalize inventory product costs when, based on management's judgment, future economic benefit is expected to be realized. The Company's accounting policy addresses the attributes that should be considered in evaluating whether the costs to manufacture a product have met the definition of an asset as stipulated in Financial Accounting Standards Board (FASB) Concepts Statement No. 6. If applicable, the Company assesses the regulatory and approval process including any known constraints and impediments to approval. The Company also considers the shelf-life of the product in relation to the expected timeline for approval. The Company reviews its inventory for excess or obsolete inventory and writes down obsolete or otherwise unmarketable inventory to its estimated net realizable value.

(e)
Long-Lived Assets

        Property, plant and equipment are stated at cost. Equipment under capital leases are stated at the present value of the minimum lease payments. Leasehold improvements are amortized on the

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies (Continued)

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

        Patent and patent application costs that have been capitalized are amortized on a straight-line basis over their respective expected useful lives, up to a 15-year period and are recorded in Other assets on the Company's Consolidated Balance Sheet. Gross patent costs were $16,692,000 and $1,888,000 at December 31, 2007 and 2006, respectively. Accumulated amortization was $1,870,000 and $1,218,000 at December 31, 2007 and 2006, respectively. Amortization expense was $808,000, $121,000 and $161,000 for the three years ended December 31, 2007, 2006 and 2005, respectively. Amortization expense is estimated to be $2.2 million for each of the next five years. During the year ended December 31, 2007, the Company capitalized $15.0 million related to patents sublicensed from Repligen Corporation, which is being amortized on a straight-line basis over the remaining life of the sublicensed patents, which is approximately seven years. For the years ended December 31, 2007, 2006 and 2005 the Company had write-offs of net patent costs of $39,000, $81,000, and $288,000, respectively, reflected in Selling, general and administrative expenses on the Consolidated Statements of Income.

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

(f)
Deferred Financing Costs

        Costs incurred in issuing the 1 3/8% convertible senior notes are amortized using the straight-line method over the shorter of: the term of the related instrument or the initial date on which the holders can require repurchase of the notes. The amortization of deferred financing costs is included in Interest expense in the Consolidated Statements of Income.

(g)
Revenue Recognition

        Our revenues are derived from four primary sources: royalty revenue, license fees and milestone revenue, manufacturing revenue, and collaborative agreement reimbursement revenue.

        Royalty revenue from licensees, which are based on third-party sales of licensed products and technology are recorded as earned in accordance with the contract terms when third-party sales can be reliably measured and collection of the funds is reasonably assured.

        The Company recognizes all non-refundable up-front license fees as revenues in accordance with the guidance provided in the Securities and Exchange Commission's (SEC) Staff Accounting Bulletin No. 104, "Revenue Recognition, corrected copy" (SAB 104) and Emerging Issues Task Force (EITF) Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" (EITF 00-21). Non-refundable fees received upon entering into license and other collaborative agreements where the Company has continuing involvement are recorded as deferred revenue and recognized over the estimated performance period. Payments received under the Commercial Agreement with BMS are being

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies (Continued)

deferred and recognized as revenue based on actual ERBITUX clinical development costs incurred as a percentage of the estimated total of such costs to be incurred over the projected performance period. Any future changes in the estimated total costs of the clinical development plan will be addressed on a prospective basis. Other than the Commercial Agreement, non-refundable milestone payments, which represent the achievement of a significant step in the research and development process, pursuant to collaborative agreements, are recognized as revenue upon the achievement of the specified milestone.

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

        Collaborative agreement reimbursement revenue consists of reimbursements received from BMS and Merck KGaA related to clinical and regulatory studies, ERBITUX provided for use in clinical studies, certain selling and administrative costs and a portion of royalty expense. Collaborative agreement revenue is recorded as earned based on the performance requirements under the respective contracts.

        Pursuant to the guidance in EITF Issues No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," and No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred," the Company characterizes reimbursements received for research and development, clinical and regulatory, royalty expense and selling and administrative expenses incurred as Collaborative agreement reimbursements revenue in the Consolidated Statements of Income. In analyzing whether to categorize reimbursed expenses from the Company's corporate partners as a) the gross amount billed or b) the net amount retained, the Company has analyzed the relevant facts and circumstances related to these expenses and considered the factors, as specified in the EITF Issues noted above. These expenses, which are associated with ERBITUX, are broader than would ordinarily result in central ongoing operations. These expenses have been incurred as a result of entering into the collaborative agreements that the Company has in place with its partners. In assessing whether revenue should be reported gross or net, the Company considered various factors, among them: (1) the Company is the primary obligor with respect to all expenses incurred and reimbursed; (2) the Company bears credit risk and inventory risk; (3) the Company bears responsibility for manufacturing the product and its specification; and (4) the Company has pricing latitude and supplier discretion. Based on the factors considered, the Company has concluded that costs reimbursed by its corporate partners should be characterized as revenue in its Consolidated Statements of Income.

        Revenue recognized in the accompanying Consolidated Statements of Income is not subject to repayment. Payments received that are related to future performance are classified as deferred revenue and recognized when the revenue is earned. Amounts receivable from the sale of inventories, reimbursement of expenses and royalty receivable are reflected in the Company's Consolidated Balance Sheet as Amounts due from corporate partners and the cash flows associated with such revenues are classified in the Company's Consolidated Statements of Cash Flows as operating activities.

(h)
Foreign Currency Transactions

        Gains and losses from foreign currency transactions, such as those resulting from the translation and settlement of receivables and payables denominated in foreign currencies, are included in the

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies (Continued)

Consolidated Statements of Income. The Company does not currently use derivative financial instruments to manage the risks associated with foreign currency fluctuations. The Company recorded gains on foreign currency transactions of approximately $20,000 for the year ended December 31, 2005, and losses on foreign currency transactions of approximately $213,000 and $10,000 for the years ended December 31, 2007 and 2006, respectively. Gains and losses from foreign currency transactions are included as a component of operating expenses.

(i)
Share-Based Compensation Plans

        The Company has three types of share-based compensation plans: stock incentive plans, an employee stock purchase plan, and effective as of January 1, 2006, a retention plan. On January 1, 2006, the Company adopted FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R") using the modified prospective transition method. Under this method, prior periods are not revised for comparative purposes and the Company recognizes compensation cost using a fair-value based method for all share-based payments granted after December 31, 2005, plus any awards granted to employees prior to December 31, 2005 that remain unvested at that time. Prior to January 1, 2006, the Company accounted for its share-based compensation plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation—An Interpretation of APB Opinion No. 25" (FIN 44). On November 10, 2005, the FASB issued FASB Staff Position No. FAS123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R.

(j)
Research and Development Expenses

        This expense line now includes the Company's clinical and regulatory expenses for all periods, which had previously been reported separately. Research and development expenses are comprised of the following types of costs: salaries and benefits, allocated overhead and occupancy costs, clinical trial and related clinical manufacturing costs, contract services and other outside costs. These expenses also include costs related to activities performed on behalf of corporate partners that are subject to reimbursement. Research and development, including clinical and regulatory costs are expensed as incurred. The Company is producing clinical and commercial grade ERBITUX in its BB36 and BB50 manufacturing facilities. Prior to the receipt of approval of ERBITUX for commercial sale on February 12, 2004, the Company had expensed all costs associated with the production of ERBITUX to research and development expense.

(k)
Interest

        Interest costs are expensed as incurred, except to the extent such interest is related to construction in progress, in which case interest is capitalized. Interest costs capitalized for the years ended December 31, 2007, 2006 and 2005 were approximately $19,000, $2.6 million, and $5.4 million, respectively. Interest expense includes the amortization of deferred financing costs associated with the Company's 1 3/8% convertible senior notes.

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies (Continued)

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

(n)
Earnings Per Common Share

        Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period increased to include all additional common shares that would have been outstanding assuming potentially dilutive common share equivalents had been issued. Dilutive common share equivalents include (1) the dilutive effect of in-the-money shares related to stock options, which is calculated based on the average share price for each period using the treasury stock method; (2) the conversion of convertible debt which is calculated using an "if-converted" basis; and (3) the dilutive effect of restricted stock units (RSU) which is calculated under the treasury stock method. Under the treasury stock method, the exercise price of an option, the average amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital, if any, when the option is exercised, are assumed to be used to repurchase shares in the current period. In addition, in computing the dilutive effect of convertible debt, the numerator is adjusted to add back the after-tax amount of interest recognized in the period. Under the treasury stock method for RSU, the average amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital, if any, are assumed to be used to repurchase shares in the current period.

(o)
Comprehensive Income (Loss)

        Comprehensive income (loss) consists of net income and net unrealized gains (losses) on securities and is presented in the Consolidated Statements of Stockholders' Equity. The tax (provision) benefit on the items included in Other comprehensive income (loss), assuming they were recognized in income, would be approximately $17.6 million, $(772,000) and $108,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies (Continued)

(p)
Legal Defense Costs

        Legal defense costs are expensed as incurred.

(q)
Impact of Recent Accounting Pronouncements

        In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, "Accounting for Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, and establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure about fair value measurements. With the exception of certain provisions that have been deferred for an additional year, SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not anticipate that the adoption of SFAS 157 will have a material impact on its financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159). SFAS 159 permits the measurement of certain financial instruments and certain other items at fair value. Entities may choose to measure eligible items at fair value at specified election dates, reporting unrealized gains and losses on such items at each subsequent reporting period. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not anticipate that the adoption of SFAS 159 will have a material impact on its financial statements.

        In June 2007, the Emerging Issues Task Force reached a consensus on Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Good or Services to Be Used in Future Research and Development Activities." This Issue requires that nonrefundable advance payments for research and development activities be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed or when the goods or services are no longer expected to be provided. This Issue will be effective for fiscal years beginning after December 15, 2007, and earlier adoption is not permitted. This consensus is to be applied prospectively for new contracts entered into after that date. The Company does not anticipate that the adoption of this consensus will have a material impact on its financial statements.

        In November 2007, the Emerging Issues Task Force reached a consensus on Issue No. 07-1, "Accounting for Collaborative Arrangements." This Issue establishes accounting for costs incurred and revenues generated on sales to third parties should be reported by partners to joint development agreements in each of their respective income statements, how sharing payments made to or received by a partner pursuant to a collaboration arrangement should be presented in the income statement, and disclosures related to the combined sales and expenses of the partners to a collaboration arrangement that are used to compute the payments made/received. This Issue will be effective for fiscal years beginning after December 15, 2008, and earlier adoption is not permitted. This consensus is to be applied prospectively for new collaborative arrangement entered into after that date and the modified retrospective method that requires reclassification in all periods presented for collaborative arrangements existing at the date of adoption. The Company is currently evaluating the potential impact of this consensus on its financial statements.

(r)
Reclassification

        Certain previously reported amounts have been reclassified to conform to the current year's presentation. Clinical and regulatory expenses that were previously reported separately in the Consolidated Statements of Income for the years ended December 31, 2006 and 2005, have been included within Research and development expenses. Certain administrative expenses of approximately

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies (Continued)

$3.6 million, and $4.0 million for years ended December 31, 2006, and 2005, respectively, that were previously reported within Research and development expenses have been reclassified to Selling, general and administrative expenses.

(3) Securities Available for Sale

        Securities available for sale by major security type at December 31, 2007 and 2006 were as follows: (in thousands)

December 31, 2007	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Asset-backed securities	$250,068	$527	$(248)	$250,347
Foreign corporate debt	1,800	5	—	1,805
Auction rate securities	168,820	—	(40,159)	128,661
Equity securities	43,585	—	(10,804)	32,781

Total securities available for sale	$464,273	$532	$(51,211)	$413,594

December 31, 2006	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Asset-backed securities	$397,400	$—	$(5,062)	$392,338
Foreign corporate debt	1,802	—	(1)	1,801
Auction rate securities	629,470	—	—	629,470

Total securities available for sale	$1,028,672	$—	$(5,063)	$1,023,609

        Unrealized loss positions for which other-than-temporary impairments have not been recognized at December 31, 2007 and 2006, are summarized below (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2007	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset-backed securities	$10,000	$(37)	$99,789	$(211)	$109,789	$(248)
Auction rate securities	109,060	(40,159)	—	—	109,060	(40,159)
Equity securities	32,781	(10,804)	—	—	32,781	(10,804)

Total	$151,841	$(51,000)	$99,789	$(211)	$251,630	$(51,211)

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2006	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset-backed securities	$210,374	$(2,026)	$181,964	$(3,036)	$392,338	$(5,062)
Foreign corporate debt	—	—	1,801	(1)	1,801	(1)

Total	$210,374	$(2,026)	$183,765	$(3,037)	$394,139	$(5,063)

        Unrealized losses relating to asset-backed securities are primarily due to increases in interest rates. As of December 31, 2007, the Company has $168.8 million of principal invested in auction rate

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Securities Available for Sale (Continued)

securities (ARS) with long-term nominal maturities for which interest rates are reset through a dutch-auction each month. These monthly auctions have historically provided a liquid market for these securities. The Company's investments in ARS all currently have AAA/Aaa credit ratings and interest continues to be paid by the issuers of the securities. The Company's investments in ARS represent interests in synthetic collateralized debt obligations referencing portfolios of corporate bonds. The Company does not have any investments which are backed by sub-prime mortgages. As a result of the liquidity issues experienced in the global credit and capital markets, certain of the ARS, which were primarily underwritten by one investment bank, with a total principal value of $149.2 million held by the Company at December 31, 2007, have experienced multiple failed auctions since August 2007. The estimated fair market value at December 31, 2007 of the Company's ARS with continuing auction failures totaled approximately $109.0 million based on indicative prices from the investment bank, which reflects unrealized losses of $40.2 million. As of February 27, 2008, the unrealized losses on these securities increased from approximately $40.2 million to approximately $65.8 million due to the continuing liquidity issues in the global credit and capital markets. Because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, it does not consider these investments to be other-than-temporarily impaired as of December 31, 2007. The estimated fair value of these auction rate securities of $109.0 million at December 31, 2007 has been classified as a long-term investment in the Company's Consolidated Balance Sheet given that these securities are illiquid until there is a successful auction for them, the timing of which is not knowable at this time.

        The Company evaluated its unrealized loss position on its equity securities and determined that it does not consider this decrease in value to be other-than-temporary. In making this determination the Company considered a number of factors, including the nature of the investment, the cause of the decline in fair value, the severity and duration of the decline in fair value, the financial position and prospects of the company whose securities are held, analyst reports, as well as other factors. The fair value of the Company's equity securities was determined using the December 31, 2007 closing market price of the securities.

        Maturities of fixed and variable rate debt securities classified as available for sale were as follows at December 31, 2007: (in thousands)

	Amortized Cost	Fair Value
2008	$116,811	$116,659
2009	55,000	55,034
2010	70,045	70,381
2011	—	—
2012	10,012	10,078
2013 and thereafter	168,820	128,661

	$420,688	$380,813

        Gross realized gains included in income in the years ended December 31, 2007, 2006 and 2005 were approximately $0, $0 and $3,000, respectively, and gross realized losses included in income in the years ended December 31, 2007, 2006 and 2005 were approximately $0, $0 and $16,000, respectively. These gains and losses were determined on a specific identification basis. Interest rates on certain

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Securities Available for Sale (Continued)

securities are adjusted monthly, quarterly or semi-annually, depending on the instrument, using prevailing interest rates. All holdings are denominated in U.S. currency.

(4) Inventories

        Inventories consist of the following: (in thousands)

	December 31, 2007	December 31, 2006
Raw materials and supplies	$19,357	$17,818
Work in process	79,859	79,048
Finished goods	16,937	5,349

Total	$116,153	$102,215

        In June 2006, the Company began producing ERBITUX for commercial use at its multiple product manufacturing facility (BB50), located in Branchburg, New Jersey. On August 20, 2007, the Company received approval from the FDA for the manufacture of ERBITUX in BB50, and therefore is now able to sell the ERBITUX inventory produced in BB50. In July 2007, the Company transitioned its BB50 plant from the production of ERBITUX to the production of pipeline products and has expensed the cost of manufacturing these products as Research and development expense.

(5) Property, Plant and Equipment

        Property, plant and equipment are recorded at cost and consist of the following: (in thousands)

	December 31, 2007	December 31, 2006
Land	$4,899	$4,899
Building	283,415	281,556
Leasehold improvements	24,369	14,595
Machinery and equipment	176,109	164,869
Furniture and fixtures	7,016	6,368
Construction in progress	27,237	45,924

Total cost	523,045	518,211
Less accumulated depreciation	(125,363)	(95,211)

Property, plant and equipment, net	$397,682	$423,000

        In the first quarter of 2007, the Company determined that it was not cost effective to develop its Spring Street facility to house its Research organization. As a result, the Company recorded a write-off of approximately $3.6 million related to design and engineering costs associated with this facility that were included in construction in progress as of December 31, 2006. This write-off is included in Research and development expenses in the Company's Statement of Income for the year ended December 31, 2007. The Company is in the process of evaluating alternative uses for this facility.

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

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Accrued Expenses

        The following items are included in accrued expenses: (in thousands)

	December 31, 2007	December 31, 2006
Salaries and employee benefits	$18,309	$13,964
Research and development contract services	6,841	23,802
License fee and royalty expenses	26,701	21,159
Other	2,523	10,155

	$54,374	$69,080

(7) Withholding Tax Assets and Liability

        On March 14, 2006, the Company reached an agreement in principle with the IRS to resolve the employment tax audit related to the years 1999-2001, which included the Company's agreement to the imposition of an accuracy-related penalty under Section 6662 of the Internal Revenue Code. Under this agreement, the Company's liability to the IRS was calculated to be approximately $32.0 million. The Company had previously recorded a withholding tax liability of $18.1 million and a withholding tax asset of $274,000 in its consolidated Balance Sheet as of December 31, 2004. Based on the agreement in principle reached with the IRS, the Company eliminated the withholding tax asset of $274,000 and recorded an additional withholding tax liability of approximately $13.9 million, or a total of $32.0 million, in its consolidated Balance Sheet as of December 31, 2005. As a result, the Company recorded in the fourth quarter of 2005 a net withholding tax expense of approximately $14.2 million. On April 19, 2006, the Company signed an agreement with the IRS to resolve the employment tax audit. Pursuant to such agreement the Company paid approximately $28.7 million to the IRS on April 21, 2006, and on April 28, 2006, the Company paid the IRS approximately $3.1 million consisting of interest. The remaining $264,000 of excess withholding tax liability was reversed into income during the fourth quarter of 2006 after the Company had concluded that the payments were accepted by the IRS and the matter had been finalized.

(8) Long-Term Debt

        The Company's long-term debt was $600.0 million at December 31, 2007 and 2006.

        In May 2004, the Company completed a private placement of $600.0 million in convertible senior notes due 2024. The notes bear interest at 1 3/8% per annum payable semi-annually. The Company received net proceeds from this offering of approximately $581.4 million. Holders may convert the notes into shares of the Company's common stock at a conversion rate of 10.5613 shares per $1,000 principal amount of notes which is equivalent to a conversion price of $94.69 per share, subject to adjustment, before the close of business on the business day immediately prior to May 15, 2024, subject to prior redemption or repurchase of the notes, only under the following circumstances: (1) on or prior to May 15, 2019, during any calendar quarter commencing after June 30, 2004, if the closing sale price of the Company's common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter and after May 15, 2019, if the closing sale price of the Company's common stock exceeds 120% of the conversion price on the immediately preceding trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the closing sale price of the Company's common stock and the conversion rate; (3) if the notes have been called for redemption; or (4) upon the occurrence of certain

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Long-Term Debt (Continued)

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

        In December 2006, the FASB issued FASB Staff Position Issue No. EITF 00-19-2, "Accounting for Registration Payment Arrangements" (FSP 00-19-2). FSP 00-19-2 addresses an issuer's accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5. FSP 00-19-2 is effective immediately for registration payment arrangements and financial instruments subject to those arrangements that were entered into or modified subsequent to the issuance of FSP 00-19-2. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP 00-19-2, it is effective for financial statements issued for fiscal years beginning after December 15, 2006. The Company has adopted the provisions of FSP 00-19-2 as of January 1, 2007, and determined that it had no impact on the consolidated financial statements.

        Under the Registration Rights Agreement for these convertible notes, the Company could be subject to liquidated damages if the effectiveness of the registration statement covering the convertible debt is not maintained at any time prior to the redemption of the convertible notes, the repayment of the convertible notes, or certain corporate events as defined in the convertible note agreement. The Company believes the likelihood of such an event occurring is remote and, as such has not recorded a liability as of December 31, 2007. In the unlikely event that it becomes probable that the Company would have to pay liquidated damages under the Registration Rights Agreement, until a shelf registration statement covering the convertible debt is again effective, the potential liquidated damages would be 0.25% of the outstanding amount of notes for the first 90 days and 0.50% of the outstanding amount of notes thereafter. Such damages (i) would accrue only with respect to the shares of the Company's common stock that were not already sold by the holder (using the registration statement or pursuant to SEC Rule 144) and that were not eligible for sale without a registration statement; (ii) would accrue only over the period during which the registration statement was not effective; and (iii) would be settled in cash in accordance with the terms of the Registration Rights Agreement.

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Earnings Per Common Share

        Basic and diluted earnings per common share (EPS) were computed using the following: (in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
EPS Numerator—Basic:
Net income	$39,799	$370,674	$86,496

EPS Denominator—Basic:
Weighted-average number of shares of common stock outstanding	85,804	84,235	83,582

EPS Numerator—Diluted:
Net income	$39,799	$370,674	$86,496
Adjustment for interest, net of amounts capitalized and income tax effect	—	7,557	6,484

Net income, adjusted	$39,799	$378,231	$92,980

EPS Denominator—Diluted:
Weighted-average number of shares of common stock outstanding	85,804	84,235	83,582
Effect of dilutive securities:
Stock options	937	1,441	2,265
Restricted stock units	71	—	—
Convertible subordinated notes	—	6,336	6,336

Dilutive potential common shares	1,008	7,777	8,601

Weighted-average common shares and dilutive potential common shares	86,812	92,012	92,183

Basic earnings per common share	$0.46	$4.40	$1.03
Diluted earnings per common share	$0.46	$4.11	$1.01

        For the years ended December 31, 2007, 2006, and 2005, there were an aggregate of 8,471,000, 8,671,000 and 8,277,000, respectively, potential common shares related to share-based instruments, excluded from the diluted earnings per share computation, because their inclusion would have had an anti-dilutive effect. In 2007, there was an additional 6,336,000 potential common shares, which are attributable to the convertible subordinated notes, excluded from the diluted earnings per share computation because their inclusion would have had an anti-dilutive effect.

(10) Collaborative Agreements

(a)
Merck KGaA

        In April 1990, the Company entered into an agreement with Merck KGaA relating to the development and commercialization of BEC2 and the recombinant gp75 antigen. Under this agreement, the Company:

  •
  granted Merck KGaA a license, with the right to sublicense, to make, have made, use, sell, or have sold BEC2 and gp75 antigen outside the U.S. and Canada;

  •
  granted Merck KGaA a license, without the right to sublicense, to use, sell, or have sold, but not to make, BEC2 within the U.S. and Canada in conjunction with ImClone Systems;

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Collaborative Agreements (Continued)

  •
  retained the rights, (1) without the right to sublicense, to make, have made, use, sell, or have sold BEC2 in the U.S. and Canada in conjunction with Merck KGaA and (2) with the right to sublicense, to make, have made, use, sell, or have sold gp75 antigen in the U.S. and Canada; and

  •
  was required to give Merck KGaA the opportunity to negotiate a license in the U.S. and Canada to gp75 antigen before granting such a license to any third party.

        In return, Merck KGaA:

  •
  made research support payments to us totaling $4.7 million;

  •
  was required to make milestone payments to us of up to $22.5 million, of which $5.0 million was received through December 31, 2005 based on milestones achieved in the product development of BEC2;

  •
  was required to make royalty payments to us on all sales of the licensed products outside the U.S. and Canada, if any, with a portion of the earlier funding received under the agreement being creditable against the amount of royalties due.

        Following an analysis of the results of various clinical studies involving BEC2 and work on the recombinant gp75 antigen, the Company and Merck KGaA determined to discontinue their further development and terminated the related agreement in the fourth quarter of 2005. Approximately $1.6 million of deferred revenue related to this agreement was recorded as revenue upon the cancellation of the contract. The Company incurred expenses of approximately $0, $0 and $19,000 for the years ended December 31, 2007, 2006 and 2005, respectively, related to this contract.

        In December 1998, the Company entered into a development and license agreement with Merck KGaA with respect to ERBITUX. In exchange for granting Merck KGaA exclusive rights to market ERBITUX outside of the U.S. and Canada and co-exclusive development rights in Japan, the Company received $30.0 million in up-front cash fees and early cash payments based on the achievement of defined milestones, all of which were received by December 31, 2001. An additional $30.0 million was received through December 31, 2004, based upon the achievement of further milestones for which Merck KGaA received equity in the Company. The equity interests underlying the milestone payments were priced at varying premiums to the then-market price of the common stock depending upon the timing of the achievement of the respective milestones.

        Merck KGaA pays the Company a royalty on its sales of ERBITUX outside of the U.S. and Canada. In August 2001, the Company and Merck KGaA amended this agreement to provide, among other things, that Merck KGaA may manufacture ERBITUX for supply in its territory and may utilize a third-party to do so upon the Company's reasonable acceptance. The amendment further released Merck KGaA from its obligations under the agreement relating to providing a guaranty under a $30.0 million credit facility relating to the build-out of BB36. In addition, the amendment provides that the companies have co-exclusive rights to ERBITUX in Japan, including the right to sublicense and Merck KGaA waived its right of first offer in the case of a proposed sublicense by the Company of ERBITUX in the Company's territory. In consideration for the amendment, the Company agreed to a reduction in royalties' payable by Merck KGaA on sales of ERBITUX in Merck KGaA's territory.

        In September 2002, the Company entered into a binding term sheet, effective as of April 15, 2002, for the supply of ERBITUX to Merck KGaA, which replaced previous supply arrangements. The term sheet provided for Merck KGaA to purchase bulk and finished ERBITUX ordered from the Company during the term of the December 1998 development and license agreement at a price equal to the

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Collaborative Agreements (Continued)

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

        In July 2006, the Company and Merck KGaA entered into agreements amending and supplementing the 1998 development and license agreement. As part of the agreements, the Company consented to Merck KGaA's sublicense of certain intellectual property rights relating to the development and commercialization of an anti-EGFR antibody to Takeda Pharmaceutical Company (Takeda). Merck KGaA and Takeda signed an alliance in September 2005 for the development and commercialization of matuzumab (EMD-72000), a humanized EGFR-targeting monoclonal antibody. In consideration for the Company's consent, Merck KGaA agreed to pay the Company €2.5 million within 30 days of the execution of the agreements and a further €5.0 million within 30 days of the Company's written consent to the sublicense. The Company received the payments of €2.5 million and €5.0 million in August 2006 and August 2007, respectively, and has deferred the revenue associated with these payments and is recognizing them over the estimated performance period. In addition, Merck KGaA agreed to increase its fixed royalty to 9.5% on net sales of ERBITUX outside the U.S. and Canada, effective July 1, 2006. The agreements also promote freedom to operate in the development and commercialization of matuzumab outside the U.S. and Canada and of IMC-11F8 (a fully-human EGFR-targeted IgG1 monoclonal antibody being developed by ImClone Systems) within the U.S. and Canada through the granting of certain reciprocal rights, including the sharing of confidential technical information. This is in addition to the exclusive rights held by the Company to develop and commercialize IMC-11F8 outside of the U.S. and Canada. The agreements do not extend to key intellectual property rights in the U.S. and Canada, where the Company and its partner BMS continue to hold exclusive licenses to key patents covering certain uses of EGFR-targeted monoclonal antibodies. The Company has a liability due Merck KGaA of approximately $2.2 million and $58,000 as of December 31, 2007 and 2006, respectively.

(b)
Bristol-Myers Squibb Company

        On September 19, 2001, the Company entered into an acquisition agreement (the "Acquisition Agreement") with BMS and Bristol-Myers Squibb Biologics Company, a Delaware corporation (BMS Biologics), which is a wholly-owned subsidiary of BMS, providing for the tender offer by BMS Biologics to purchase up to 14,392,003 shares of the Company's common stock for $70.00 per share, net to the seller in cash. In connection with the Acquisition Agreement, the Company entered into a stockholder agreement with BMS and BMS Biologics, dated as of September 19, 2001 (the "Stockholder Agreement"), pursuant to which all parties agreed to various arrangements regarding the respective rights and obligations of each party with respect to, among other things, the ownership of shares of the Company's common stock by BMS and BMS Biologics. Concurrent with the execution of the Acquisition Agreement and the Stockholder Agreement, the Company entered into the Commercial Agreement with BMS and E.R. Squibb, relating to ERBITUX, pursuant to which, among other things, BMS and E.R. Squibb are co-developing and co-promoting ERBITUX in the U.S. and Canada with the Company, and are co-developing and co-promoting ERBITUX in Japan with the Company and either together or co-exclusively with Merck KGaA.

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Collaborative Agreements (Continued)

        On March 5, 2002, the Company amended the Commercial Agreement with E.R. Squibb and BMS. The amendment changed certain economics of the Commercial Agreement and expanded the clinical and strategic roles of BMS in the ERBITUX development program. One of the principal economic changes to the Commercial Agreement was that the Company received payments of $140.0 million on March 7, 2002, and $60.0 million on March 5, 2003. Such payments were in lieu of the $300.0 million milestone payment the Company would have received upon acceptance by the FDA of the ERBITUX BLA under the original terms of the Commercial Agreement.

        On July 27, 2007, the Company and BMS amended the terms of their commercial agreement for the co-development and co-promotion of ERBITUX in the U.S. and Canada (the "BMS Amendment"). Under the BMS Amendment, the companies have jointly agreed to expand the investment in the ongoing clinical development plan for ERBITUX. With this additional funding, the companies will further explore the use of ERBITUX in additional tumor types including brain, breast, bladder, esophageal, gastric, lung, pancreas and prostate.

        Under the BMS Amendment, ERBITUX clinical development and other costs, up to threshold amounts, are the sole responsibility of BMS, with costs in excess of the thresholds shared by both companies according to a predetermined ratio effective January 1, 2007. The terms of the Commercial Agreement, as amended on July 27, 2007, are set forth in more detail below.

Commercial Agreement

        Rights Granted to E.R. Squibb—Pursuant to the Commercial Agreement, as amended on March 5, 2002, the Company granted to E.R. Squibb (1) the exclusive right to distribute, and the co-exclusive right to develop and promote (together with the Company) any prescription pharmaceutical product using the compound ERBITUX (the "product") in the U.S. and Canada, (2) the co-exclusive right to develop, distribute and promote (together with the Company and together or co-exclusively with Merck KGaA and its affiliates) the product in Japan, and (3) the non-exclusive right to use the Company's registered trademarks for the product in the U.S., Canada and Japan (collectively, the "territory") in connection with the foregoing. In addition, the Company agreed not to grant any right or license to any third party, or otherwise permit any third party, to develop ERBITUX for animal health or any other application outside the human health field without the prior consent of E.R. Squibb (which consent may not be unreasonably withheld).

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

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Collaborative Agreements (Continued)

ERBITUX for use in the treatment of SCCHN. All such payments are non-refundable and non-creditable.

        Distribution Fees—The Commercial Agreement provides that E.R. Squibb shall pay the Company distribution fees based on a percentage of "annual net sales" of the product (as defined in the Commercial Agreement) by E.R. Squibb in the U.S. and Canada. The distribution fee is 39% of net sales in the U.S. and Canada. The Commercial Agreement also provides that, as between BMS and ImClone Systems, the distribution fees for the sale of product in Japan by E.R. Squibb or ImClone Systems shall be equal to 50% of the operating profit or loss to such sales in any calendar month.

        Development of the Product—Responsibilities associated with clinical and other ongoing studies are apportioned between the parties as determined by the product development committee described below. The Commercial Agreement provides for the establishment of clinical development plans setting forth the activities to be undertaken by the parties for the purpose of obtaining marketing approvals, providing market support and developing new indications and formulations of the product. After transition of responsibilities for certain clinical and other studies, each party is primarily responsible for performing the studies designated to it in the clinical development plans. In the U.S. and Canada, the Commercial Agreement, prior to the BMS Amendment, provided that E.R. Squibb was responsible for 100% of the cost of all clinical studies other than those studies undertaken post-launch which were not pursuant to an IND (e.g. Phase IV studies), the cost of which was to be shared equally between E.R. Squibb and ImClone Systems. As between E.R. Squibb and ImClone Systems, each was responsible for 50% of the costs of all studies in Japan. As a result of the BMS Amendment, clinical development costs in the U.S. and Canada, up to threshold amounts, will be the sole responsibility of E.R. Squibb with costs in excess of the threshold amounts shared by E.R. Squibb and the Company according to a pre-determined ratio. In addition, under certain limited circumstances, the Company reserves the right to conduct certain sole-funded registrational studies. In addition, prior to the BMS Amendment, to the extent that in 2005 and 2006 the Company and BMS exceed the contractual maximum registrational costs for clinical development, the Company agreed to share such cost with BMS. The Company has incurred approximately $3.8 million, $20.8 million and $19.9 million pursuant to such cost sharing for the years ended December 31, 2007, 2006 and 2005, respectively. The Company has also incurred approximately $2.3 million, $3.1 million and $1.4 million for the years ended December 31, 2007, 2006 and 2005, respectively, related to the agreement with respect to development in Japan. Except as otherwise agreed upon by the parties, the Company will own all registrations for the product and is primarily responsible for the regulatory activities leading to registration in each country. E.R. Squibb will be primarily responsible for the regulatory activities in each country after the product has been registered in that country. Pursuant to the terms of the Commercial Agreement, as amended, Andrew R.J. Bonfield,, Chief Financial Officer of BMS, and a member of the Company's Board of Directors, is entitled to oversee the implementation of the clinical and regulatory plan for ERBITUX.

        Distribution and Promotion of the Product—Pursuant to the Commercial Agreement, E.R. Squibb has agreed to use all commercially reasonable efforts to launch, promote and sell the product in the territory with the objective of maximizing the sales potential of the product and promoting the therapeutic profile and benefits of the product in the most commercially beneficial manner. In connection with its responsibilities for distribution, marketing and sales of the product in the territory, E.R. Squibb is performing all relevant functions, including but not limited to the provision of sales

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Collaborative Agreements (Continued)

force personnel, marketing (including advertising and promotional expenditures), reimbursement support, warehousing and physical distribution of the product.

        However, the Company has the right, at its election and sole expense, to co-promote with E.R. Squibb the product in the territory. Pursuant to this co-promotion option, which the Company has exercised, the Company is entitled on and after April 11, 2002 (at the Company's sole expense) to have the Company's field organization participate in the promotion of the product consistent with the marketing plan agreed upon by the parties, provided that E.R. Squibb retains the exclusive rights to sell and distribute the product. Except for the Company's expenses incurred pursuant to the co-promotion option, E.R. Squibb is responsible for 100% of the distribution, sales and marketing costs in the U.S. and Canada, and as between E.R. Squibb and ImClone Systems, each is responsible for 50% of the distribution, sales, marketing costs and other related costs and expenses in Japan. The Company established a sales force to maximize the potential commercial opportunities for ERBITUX and to serve as a foundation for the marketing of future products derived either from within the Company's pipeline or through business development opportunities.

        Manufacture and Supply—The Commercial Agreement provides that the Company is responsible for the manufacture and supply of all requirements of ERBITUX in bulk form active pharmaceutical ingredient (API) for clinical and commercial use in the territory, and that E.R. Squibb will purchase all of its requirements of API for commercial use from the Company. The Company supplies API for clinical use at the Company's fully-burdened manufacturing cost, and supplies API for commercial use at the Company's fully-burdened manufacturing cost plus a mark-up of 10%. The agreement also specifies that the Company should use reasonable efforts to reduce the fully burdened manufacturing cost of producing bulk ERBITUX over time. Specifically, beginning with 2006 production of bulk ERBITUX, the agreement provides that the cost of API should not exceed a predetermined price per gram. Any excess over such amount will be shared equally by the Company and BMS.

        Upon the expiration, termination or assignment of any existing agreements between ImClone Systems and third party manufacturers, E.R. Squibb will be responsible for processing API into the finished form of the product. Sales of ERBITUX to BMS for commercial use are reflected in the Company's Consolidated Statements of Income as Manufacturing revenue.

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

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Collaborative Agreements (Continued)

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

  •
  a Joint Manufacturing Committee (the "JMC"), which consists of members of senior management of each party with expertise in manufacturing. The JMC is chaired by the Company's representative (unless a determination is made that a long-term inability to supply API exists, in which case the JMC will be co-chaired by representatives of E.R. Squibb and the Company). The JMC is responsible for, among other things, overseeing and coordinating the manufacturing and supply of API and the product, and formulating and directing the manufacturing strategy for the product'

  •
  an Alliance Committee (the "AC"), which consists of the JEC co-chairs and one additional representative from each of BMS and the Company. The AC is responsible for reviewing any deadlocks in the JEC, the PDC, the JCC or the JMC that are referred to it and to make a recommendation to the referring committee as the appropriate resolution of the referred matter.

        Any matter that is the subject of a deadlock (i.e., no consensus decision) in the PDC, the JCC or the JMC will be referred first to the AC for its recommendation. If the AC is unable to agree on a recommendation or the deadlock continues despite the AC's recommendation, then the matter will be referred to the JEC for resolution. Deadlocks in the JEC may be referred to the AC if the JEC co-chairs unanimously agree and unless resolved in accordance with the AC's recommendation, such deadlock, subject to certain exceptions, will be resolved as follows: (1) if the matter was also the subject of a deadlock in the PDC, by the co-chairperson of the JEC designated by us, (2) if the matter was also the subject of a deadlock in the JCC, by the co-chairperson of the JEC designated by BMS, or (3) if the matter was also the subject of a deadlock in the JMC, by the co-chairperson of the JEC designated by us. Deadlocks relating to changes to previously approved clinical studies will generally be resolved by not making the proposed changes while deadlocks relating to the inclusion of new proposed studies will generally be resolved by not including the proposed study. All other deadlocks in the JEC will be resolved by arbitration.

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

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Collaborative Agreements (Continued)

know-how and other inventions relating to the product and developed by either party or jointly by the parties. E.R. Squibb, however, has the right to use all such data and information, and all such processes, know-how or other inventions, in order to fulfill its obligations under the Commercial Agreement.

        Product Recalls—If E.R. Squibb is required by any regulatory authority to recall the product in any country in the territory (or if the JCC determines such a recall to be appropriate), then E.R. Squibb and ImClone Systems shall bear the costs and expenses associated with such a recall (1) in the U.S. and Canada, in the proportion of 39% for ImClone Systems and 61% for E.R. Squibb and (2) in Japan, in the proportion for which each party is entitled to receive operating profit or loss (unless, in the territory, the predominant cause for such a recall is the fault of either party, in which case all such costs and expenses shall be borne by such party).

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

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Collaborative Agreements (Continued)

due to a material breach by BMS or (2) BMS' ownership interest were to remain below 5% for 45 consecutive days.

        Based on the number of shares of common stock acquired pursuant to the tender offer and the fact that we currently have ten directors, BMS has the right to nominate two directors. BMS designated Andrew R.J. Bonfield, BMS' Chief Financial Officer, as one of the BMS directors. The nomination of Mr. Bonfield was approved by the Board on April 25, 2007, and Mr. Bonfield was subsequently elected as a director at the Company's 2007 Annual Meeting. On May 7, 2007, Andrew G. Bodnar, M.D., J.D., a BMS-appointed director resigned from the Company's Board of Directors. BMS has not designated a second individual to serve as its nominee.

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

(c)
Collaborations Relating to the Japanese Market

        Pursuant to the Commercial Agreement and our agreement with Merck KGaA, we had granted E.R. Squibb and Merck KGaA co-exclusive rights (together or without the Company) to develop, distribute and promote ERBITUX in Japan. Subsequently, on October 12, 2007, the Company entered into agreements with Merck KGaA, Merck Serono Japan Company, Limited, E.R. Squibb, Bristol-Myers K.K., and BMS for the co-development and co-commercialization of ERBITUX in Japan. Under

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Collaborative Agreements (Continued)

the terms of the agreements, the Company, BMS, Merck KGaA, and respective affiliates will collaborate on a joint effort to develop and, following regulatory approval, market ERBITUX in Japan for the treatment of EGFR-expressing mCRC, as well as for the treatment of any other cancers the parties agree to pursue. BMS and Merck KGaA will utilize their respective sales forces in Japan, and the three companies will share development costs incurred and profits/losses realized as a result of this collaboration. Merck Serono Japan will distribute the product and record the sales for the collaboration. The agreements have a term of twenty-five years; provided that either BMS or Merck KGaA may terminate the agreement without cause upon three months' notice if ERBITUX is not launched in Japan by December 31, 2009 and without cause upon six months' notice following the earlier of a launch of a biosimilar product in Japan and the tenth anniversary of the agreements.

        The terms of these new agreements provide that Merck KGaA will receive 50% of the profit/loss from sales in Japan and bear 50% of the related development expense, and the Company and BMS will each receive 25% of the profit/loss and bear 25% of the related development expense. The sharing of profit/loss reflects the co-exclusive rights to ERBITUX in Japan previously granted by the Company to Merck KGaA and BMS. In addition to its percentage of profit/loss, ImClone Systems will receive from Merck KGaA a royalty equal to 4.75% of total net sales in Japan. Any bulk ERBITUX supplied by the Company pursuant to the agreements for use in Japan will be at its fully-burdened manufacturing cost.

(d)
UCB S.A.

        In August 2005, the Company entered into a Collaboration and License Agreement with UCB S.A. (UCB), a company registered in Belgium, for the development and commercialization of CDP-791, UCB's novel, investigational PEGylated di-Fab antibody targeting the vascular endothelial growth factor receptor-2 (VEGFR-2). No upfront or milestone payments were payable under the Agreement. In the first quarter of 2007, the Company terminated this agreement with UCB, largely due to substantial progress made in the development of IMC-1121B and agreed to pay UCB $450,000 as settlement of all previous amounts due related to expenses associated with the co-development activities under the agreement. As part of this settlement, the Company will receive a single-digit royalty on net sales worldwide upon commercialization of such indications. The Company had recorded as of December 31, 2005, an expense of $2.5 million in its financial statements related to the agreement. As a result of the termination of this contract, the Company reversed approximately $2.0 million in 2006 of previously expensed amounts. The Company had a liability due to UCB of $0 and $450,000 as of December 31, 2007 and 2006, respectively.

  Collaborative Agreement Tables

        Royalty revenue consists of the following: (in thousands)

	Year Ended December 31,
	2007	2006	2005
BMS—ERBITUX	$269,771	$254,359	$161,116
Merck KGaA—ERBITUX	62,324	35,971	16,229
Other	87	269	95

Total royalties	$332,182	$290,599	$177,440

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Collaborative Agreements (Continued)

        License fees and milestone revenue consists of the following: (in thousands)

	Year Ended December 31,
	2007	2006	2005
BMS—ERBITUX	$102,138	$231,921	$94,232
Merck KGaA—ERBITUX and BEC2	772	348	3,007

Total license fees and milestones	$102,910	$232,269	$97,239

        Manufacturing revenue consists of the following: (in thousands)

	Year Ended December 31,
	2007	2006	2005
BMS—ERBITUX	$77,675	$82,428	$44,090
Merck KGaA—ERBITUX	7,434	4,048	—

Total manufacturing	$85,109	$86,476	$44,090

        Collaborative agreement reimbursement revenues consists of the following: (in thousands)

	Year Ended December 31,
	2007	2006	2005
BMS—ERBITUX:
Drug supplied for clinical trials	$10,602	$8,026	$8,926
Clinical and regulatory expenses	18,545	12,424	13,748
Selling, general and administrative expenses	1,183	1,093	1,594
Royalty expenses	17,293	29,349	18,591

Total BMS	47,623	50,892	42,859
Merck KGaA—ERBITUX:
Drug supplied for clinical trials	12,844	11,468	18,455
Clinical and regulatory expenses	—	—	928
Selling, general and administrative expenses	120	110	358
Royalty expenses	9,445	6,018	2,292

Total Merck KGaA	22,409	17,596	22,033
Other	600	15	12

Total collaborative agreement reimbursements	$70,632	$68,503	$64,904

        Amounts due from corporate partners in the table below are net of allowance for doubtful accounts in 2007, 2006 and 2005 of $0. There were no write-offs of amounts due from corporate partners in 2007 or 2006 and no additions to the allowance in 2007, 2006 or 2005. In 2005, amounts

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Collaborative Agreements (Continued)

due from corporate partners of $430 were written-off against an allowance that was established in 2004. All amounts including the table below are in thousands:

	December 31, 2007	December 31, 2006
BMS—ERBITUX	$74,326	$64,991
Merck KGaA—ERBITUX	21,512	13,039

Total amounts due from corporate partners	$95,838	$78,030

        Deferred revenue consists of the following: (in thousands)

	December 31, 2007	December 31, 2006
BMS—ERBITUX commercial agreement	$272,078	$374,215
Merck KGaA—ERBITUX development and license agreement	11,709	5,662

Total deferred revenue	283,787	379,877
Less: current portion	(107,182)	(142,013)

Total long-term deferred revenue	$176,605	$237,864

(11) Stockholder' Equity

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

        Subject to certain exceptions, rights become exercisable (i) on the tenth day after public announcement that any person, entity, or group of persons or entities has acquired ownership of 19.9% or more of the Company's outstanding common stock, or (ii) 10 business days following the commencement of a tender offer or exchange offer, other than certain qualifying tender offers, by any person which would, if consummated, result in such person acquiring ownership of 19.9% or more of the Company's outstanding common stock, (collectively an "Acquiring Person").

        In such event, each right holder (other than the Acquiring Person and its affiliates) will have the right to receive the number of shares of common stock having a then-current market value equal to two times the aggregate exercise price of such rights. If the Company were to enter into certain

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Stockholder' Equity (Continued)

business combination or disposition transactions with an Acquiring Person, each right holder will have the right to receive shares of common stock of the acquiring company having a value equal to two times the aggregate exercise price of the rights.

        The Company may redeem these rights in whole at a price of $0.001 per right. The rights expire on February 15, 2012.

(c) Treasury Stock

        John H. Johnson was appointed as the Company's Chief Executive Officer (CEO) in August 2007. On September 7, 2007, the Company sold 13,609 shares of treasury stock to Mr. Johnson for an aggregate consideration of $500,000, or $36.74 per share, which was the fair value of our common stock on such date, in order to enable Mr. Johnson to satisfy an obligation under his employment agreement to purchase $500,000 worth of Company common stock within three months of his commencement of employment.

        On September 19, 2005, the Company announced the approval by the Board of Directors of a stock repurchase program permitting the repurchase of up to $100.0 million in aggregate principal amount of outstanding shares of the Company's common stock during a two year period. The stock repurchase program was to be employed for general corporate purposes, including offsetting dilution resulting from future grants of stock options or other dilutive incentive compensation granted to the Company's employees and directors. Stock repurchases under the program could be made through open market or privately negotiated transactions at such times and in such amounts as the Company deems appropriate, based on a variety of factors such as price, corporate and regulatory requirements and overall market conditions. The stock repurchase program could be limited or terminated at any time without prior notice. As of December 31, 2006 the Company had repurchased 811,416 shares at an average price of $30.62 per share for aggregate consideration of approximately $24.8 million under the program. No additional shares were repurchased during 2007. The two year period approved by the Board of Directors on September 19, 2005 has now expired.

(d) Share-Based Compensation Plans

        The Company has three types of share-based compensation plans: stock incentive plans, an employee stock purchase plan and, effective as of January 1, 2006, a retention plan.

  Stock Incentive Plans

        In February 1996, the Company's Board of Directors adopted and the shareholders thereafter approved an Incentive Stock Option Plan and Non-Qualified Stock Option Plan (the "96 Plans"). In May 1998, the Company's Board of Directors adopted an additional Non-Qualified Stock Option Plan (the "98 Plan"), which shareholders were not required to approve. On June 11, 2002, the shareholders approved and the Company adopted the 2002 Stock Option Plan (the "02 Plan"). Effective with the adoption of the 02 Plan, the Company will not award new grants from the 96 Plans or the 98 Plan. The 02 Plan provides for the granting of both incentive stock options and non-qualified stock options to purchase, subject to adjustment under the plan, 3,300,000 shares of the Company's common stock to employees, directors, consultants and advisors of the Company. Any common stock subject to an option which is cancelled, forfeited or expires prior to exercise whether such option was granted under this plan or the 96 Plans or the 98 Plan, shall again become available for grant under the 02 Plan. Options granted under the 02 Plan become fully vested and exercisable upon the occurrence of a change in

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Stockholder' Equity (Continued)

control, as defined. Incentive stock options granted under the 02 Plan may not exceed 825,000 shares of common stock, may not be granted at a price less than the fair market value of the stock at the date of grant and may not be granted to non-employees. In September 2003, the shareholders approved an amendment to the 02 Plan that increased the maximum total number of shares of common stock currently available for grant of options under the plan from 3,300,000 shares to 6,600,000 shares, and increased the number of shares of common stock with respect to which incentive stock options may be granted under the plan from 825,000 shares to 1,650,000 shares.

        In November 2001, the Board of Directors approved the amendment of the 96 Plans and the 98 Plan whereby upon the occurrence of a change in control, as defined in the amended plan documents, each outstanding option under the 96 Plans and the 98 Plan shall become fully vested and exercisable.

        On October 17, 2005, the Compensation Committee of the Board of Directors approved the adoption of a stock option plan for the sole purpose of making one-time grants of stock options to newly hired key employees who have not previously been employees or directors of the Company as an inducement to such persons entering into employment with the Company (the "Inducement Plan"), in accordance with NASDAQ Marketplace Rule 4350(i)(1)(A)(iv). The Inducement Plan permitted the Company to issue up to a total of 600,000 "inducement" options to eligible participants to purchase shares of common stock of the Company on terms and conditions set forth therein and in individual award agreements under the Inducement Plan, in each case on terms commensurate with options granted under the Company's 2002 Stock Option Plan. The Inducement Plan was cancelled on September 20, 2006.

        On September 20, 2006, the shareholders approved and the Company adopted the 2006 Stock Incentive Plan (the "06 Plan"). Under the 06 Plan, the Company has the ability to grant (i) stock options; (ii) stock appreciation rights; (iii) restricted stock awards; (iv) restricted stock unit awards (RSU); (v) performance awards; and (vi) other stock-based awards. Effective with the adoption of the 06 Plan, the Company will not award new grants from the 02 Plan. Any common stock option which is cancelled, forfeited or expires prior to exercise whether such option was granted under this plan, the 96 Plans, the 98 Plan or the 02 Plan, shall again become available for grant under the 06 Plan. Options granted under the 06 Plan generally vest over one-to-four-year periods and unless earlier terminated, and expire ten years from the date of grant. The aggregate number of shares of common stock that may be granted or used for reference purposes under the 06 Plan shall not exceed 5,500,000 shares plus common stock available for grant under prior plans. Any shares of common stock that are subject to awards of stock options or stock appreciation rights will be counted against this limit as one share for every share granted. Any shares of common stock that are subject to awards other than stock options or stock appreciation rights will be counted against this limit as two shares for every share granted.

        As of December 31, 2007, the number of remaining shares authorized and currently available for grant under plans discussed above is approximately 6,371,000. Incentive stock options may not be granted at a price less than the fair market value of the stock at the date of grant and may not be granted to non-employees. Options under all the plans, unless earlier terminated, expire ten years from the date of grant. Options granted under these plans generally vest over one-to-four-year periods.

        In September 2001, and in connection with the Board of Directors' approval of certain employment the Company granted options to purchase, in the aggregate, 2,450,000 shares of its common stock to its former President and Chief Executive Officer, Dr. Samuel D. Waksal, its then-current Chief Operating Officer, and now-former Chief Scientific Officer, Dr. Harlan W. Waksal

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Stockholder' Equity (Continued)

and its then-current Senior Vice President, Finance, and Chief Financial Officer and former Chief Executive Officer, Daniel S. Lynch. The options have a per-share exercise price equal to $50.01, the last reported sale price of the common stock preceding the date Board of Director approval was obtained. The terms of the options granted to Dr. Samuel D. Waksal and Dr. Harlan W. Waksal provided that they vest in their entirety three years from the date of grant, but may vest earlier as to 33.33% of the shares if certain targets in the Company's common stock price were achieved. The options granted to Daniel S. Lynch vested equally over three years. In connection with the resignation of Dr. Samuel D. Waksal, and the associated May 24, 2002 Separation Agreement between the Company and Dr. Samuel D. Waksal, the Company amended Dr. Samuel D. Waksal's September 2001 stock option award such that the then unvested portion totaling 833,332 shares would vest immediately as of the date of termination. In December 2005, the Company and Dr. Samuel D. Waksal entered into a settlement agreement providing for the return to the Company of 416,667 of stock options that were previously issued to Dr. Samuel D. Waksal. Such options were returned to the Company and were cancelled as of December 31, 2005.

        The Company's employee stock option plans generally permit option holders to pay for the exercise price of stock options and any related income tax withholding with shares of the Company's common stock that have been held by the option holders for at least six months.

        During the years ended December 31, 2007, 2006 and 2005, the Company granted options to non-employee members of its Board of Directors to purchase 0, 310,000 and 255,000 shares, respectively, of its common stock. The annual grant of stock options to non-employee members of the Board of Directors vest quarterly, however if a Board member ceases to be a Director, the stock options vest pro rata up to the last day the Board member serves as a Director of the Company.

        On December 16, 2005, the Company's Board of Directors approved the acceleration of vesting of unvested stock options with exercise prices equal to or greater than $33.44 per share outstanding as of December 16, 2005 that had been previously awarded to Company employees and other eligible participants, including officers and non-employee directors. Options to purchase 2,805,169 shares of the Company's common stock were subject to this acceleration. Of this amount, 163,750 options were held by non-employee directors, with a weighted average exercise price of $45.00 per share, and 628,347 options were held by officers of the Company with a weighted average exercise price of $44.32 per share. The Board required each non-employee director and, as a condition to continued employment, each officer of the Company, to agree to refrain from selling, transferring, pledging or otherwise disposing of shares of Company common stock acquired upon any exercise of subject stock options (other than sales by such persons to fund the exercise price or to satisfy minimum statutory withholding on such exercise, each in accordance with the applicable Plan and the Company's existing policies and procedures) until the date on which the exercise would have been permitted under the stock option's pre-acceleration vesting terms or pursuant to the Company's Change-in-Control Plan or, if earlier, the officer's last day of employment with, or director's last day of service as a director of, the Company. The decision to accelerate vesting of these stock options, which were "out-of-the-money" was made primarily to minimize future compensation expense that the Company would otherwise have been required to recognize in its Consolidated Statements of Operations pursuant to FAS123R, which the Company adopted on January 1, 2006. The Company estimated at the time of the acceleration that the aggregate future expense that will be eliminated as a result of this acceleration of vesting was approximately $22.5 million in 2006 and $9.5 million in 2007.

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Stockholder' Equity (Continued)

  Employee Stock Purchase Plan

        In April 1998, the Company's Board of Directors adopted the ImClone Systems Incorporated 1998 Employee Stock Purchase Plan (ESPP), subject to shareholders' approval, which was received in May 1998. This plan has a term of ten years and expires in May 2008. The Company plans to request approval for a new plan at its next annual meeting. The ESPP, as amended, allows eligible employees to purchase shares of the Company's common stock through payroll deductions at the end of quarterly purchase periods. To be eligible, an individual must be an employee, work more than 20 hours per week for at least five months per calendar year and not own greater than 5% of the Company's common stock. Pursuant to the ESPP, the Company has reserved 1,000,000 shares of common stock for issuance. Prior to the first day of each quarterly purchase period, each eligible employee may elect to participate in the ESPP. The participant is granted an option to purchase a number of shares of common stock determined by dividing each participant's contribution accumulated prior to the last day of the quarterly period by the purchase price. The participant has the ability to withdraw from the ESPP until the second-to-last day of the quarterly purchase period. The purchase price is equal to 85% of the market price per share on the last day of each quarterly purchase period. An employee may purchase stock from the accumulation of payroll deductions up to the lesser of 15% of such employee's compensation or $25,000 in aggregate purchase price, per year.

  Retention Plan

        In January 2006, the Compensation Committee of the Board of Directors approved a Retention Plan, effective as of January 1, 2006, for performance periods ending December 31, 2007 and December 31, 2008 (each, a "Performance Period"). The Plan is intended to reward employees for achieving specified performance goals over specified performance periods. Specifically, the Compensation Committee approved the share performance criteria that will be used to determine cash bonus awards under the Retention Plan, and the terms of the individual awards to eligible employees under the Retention Plan for each of the two Performance Periods. Cash awards under the Retention Plan will depend on the performance of the Company's common stock against specified targets, generally measured by comparing the Company's share price at the beginning of the Performance Period to the Company's share price at the conclusion of the Performance Period, in each case based on a 30-day average. In particular, at the end of an applicable Performance Period, the percentage of the cash award earned (if any) and, correspondingly, the amount of the actual award payouts to an employee for such Performance Period will be (i) equal to the employee's target award opportunity, (ii) greater than the target award opportunity (but in no event more than 150% of the target award opportunity), or (iii) zero, in each case directly corresponding to actual Company common stock performance at the conclusion of the Performance Period compared to the beginning of the Performance Period. No awards will be payable in respect of a Performance Period if the Company's share price at the conclusion of the Performance Period is less than the share price at the beginning of the Performance Period. The Company's share price at the beginning of the Performance Periods was calculated to be $32.99. Special measurement dates and payment conditions apply in the event of a change in control of the Company occurring during a Performance Period. The Company has determined that awards granted under this plan should be classified as liability awards.

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Stockholder' Equity (Continued)

        The following table summarizes the effect of compensation cost arising from share-based payment arrangements on the Company's Consolidated Statements of Income for the years ended December 31, 2007 and 2006 for the Company's Stock Incentive Plans, ESPP, and the Retention Plan: (in thousands)

	2007	2006
Research and development	$6,629	$4,291
Selling, general and administrative	3,096	5,155

Total cost of share-based compensation for the year	9,725	9,446
Amount capitalized in inventory and fixed assets during the year	(1,659)	(1,328)
Amount recognized in income for amounts previously capitalized in inventory and fixed assets	1,113	326

Amounts charged against income, before income tax benefit	$9,179	$8,444

        Prior to the adoption of SFAS 123R, all tax benefits for deductions resulting from the exercise of stock options were presented as operating cash flows on the Consolidated Statements of Cash Flows. Upon adoption of SFAS 123R, cash flows resulting from the tax benefits of tax deductions are classified as financing cash flows.

  Determining Fair Value

        Valuation and Amortization Method:    The fair value of stock options granted under the Company's Stock Incentive Plans and the ESPP is estimated using the Black-Scholes option pricing model. The fair value of stock options granted after January 1, 2006 is amortized on a straight-line basis. The fair value of stock options granted before January 1, 2006 is amortized using the graded vesting attribution approach. Compensation expense is amortized over the requisite service periods of the awards, which are generally the vesting periods. The fair value of awards granted under the Retention Plan are calculated using a Monte-Carlo simulation pricing model. The fair value of RSU is calculated by multiplying the number of RSU granted by the closing price of the Company's stock on the date of grant. The fair value of these awards is being amortized based on the proportionate amount of the requisite service period that has been rendered to date for each respective performance period.

        Expected Term:    The expected term of an employee share option is the period of time for which the option is expected to be outstanding. The Company has made a determination of expected term by analyzing employees' historical exercise experience and post-vesting employment termination behavior from its history of grants and exercises in the Company's option database. The historical pattern of option exercises has been analyzed in an effort to determine if there were any discernable patterns of activity based on certain demographic characteristics such as employees' length of service, salary and job level.

        Expected Volatility:    Volatility is a measure of the amount by which a financial variable, such as share price, has fluctuated (historical volatility) or is expected to fluctuate (expected volatility). The expected volatility of stock option awards at the date of grant is estimated based on the implied volatility of greater than one-year publicly traded options. The decision to use implied volatility was based upon the availability of actively traded options on the Company's common stock and the assessment that implied volatility is more representative of future stock price trends than historical

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Stockholder' Equity (Continued)

volatility. Prior to the adoption of SFAS 123R, the Company calculated expected volatility using only historical stock price volatility.

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

        Dividends:    Cash dividends have never been declared on the Company's common stock and the Company has no present intention to declare cash dividends in the foreseeable future. Consequently, an expected dividend yield of zero was used in both the Black-Scholes and Monte-Carlo valuation models.

        Forfeitures:    The Company uses historical data to estimate pre-vesting option and Retention Plan forfeitures. Share-based compensation expense is recorded only for those awards that are expected to vest.

        The following assumptions were used to estimate the fair value of options granted under the Company's Stock Option Plans:

	Year Ended December 31,
	2007	2006	2005
Expected term (years)	4.81–5.64	3.95–5.72	4.49
Risk-free interest rate	3.78–5.02%	4.31–5.21%	3.62%
Expected volatility	39.73–42.23%	27.45–42.70%	82.92%
Expected dividend rate	0%	0%	0%

        The assumptions used in the Monte-Carlo simulation modeling to estimate the fair value of awards under the Retention Plan for the year ended December 31, 2007 were: expected volatility of 41.17%, risk-free interest rates ranging from 3.23% to 3.45% and expected dividend yield of 0%. The assumptions used in the Monte-Carlo simulation modeling to estimate the fair value of awards under the Retention Plan for the year ended December 31, 2006 were: expected volatility of 42.23%, risk-free interest rates ranging from 4.87% to 5.03% and expected dividend yield of 0%. The fair value of the Company's ESPP awards during the years ended December 31, 2007 and 2006 were calculated using the intrinsic value of the common stock purchased on the end of each quarter based on the fact that the Company's offering period is three months and the ESPP does not contain a look-back provision.

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Stockholder' Equity (Continued)

Stock Option Activity and Share-Based Compensation Expense

        Stock option activity for the years ended December 31, 2007 and 2006 is summarized as follows:

	Number of Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	(in thousands)
Outstanding at December 31, 2006	10,509,294	$38.55
Granted	1,070,400	35.36
Exercised	(1,148,665)	24.53
Forfeitures	(816,501)	44.65

Outstanding at December 31, 2007	9,614,528	$39.36	5.63	$62,722

Vested and expected to vest	9,201,812	$39.56	5.48	$59,280

Exercisable at December 31, 2007	7,795,123	$40.43	4.85	$47,586

        The weighted average fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $15.27, $14.64 and $25.34, respectively. The aggregate intrinsic value of options outstanding at December 31, 2007 is calculated as the difference between the exercise price of the options and the market price of the Company's common stock for the 5,673,471 shares that had exercise prices that were lower than the $43.00 market price of the Company's common stock at December 31, 2007. The aggregate intrinsic value of options outstanding at December 31, 2006 is calculated as the difference between the exercise price of the options and the market price of the Company's common stock for the 1,486,837 shares that had exercise prices that were lower than the $26.76 market price of the Company's common stock at December 31, 2006. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was approximately $17.1 million, $27.3 million and $22.5 million, respectively, determined as of the date of exercise.

        The Company recognized for the years ended December 31, 2007 and 2006 approximately $4.2 million and $7.4 million, respectively, in share-based compensation expense, net of amounts capitalized, for stock options granted under the Company's stock incentive plans. As of December 31, 2007, there was approximately $16.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's stock incentive plans. This amount assumes the Company's expected forfeiture rate. That cost is expected to be recognized over a weighted average period of approximately 2.8 years. The Company utilizes newly issued shares to satisy the exercise of stock options.

        On February 15, 2007, the Company awarded, for no consideration, 268,283 RSU to its employees under its 06 Plan. The grant date fair value of the Company's RSU awards was calculated using the closing market price of the Company's common stock as listed on the Nasdaq Global Select Market on February 15, 2007. The RSU granted in this issuance vest 33 1/3% annually over the three-year vesting period. On August 27, 2007, the Company awarded 31,347 RSU to its new CEO under the 06 Plan. The grant date fair value of such RSU awards was calculated using the closing market price of the Company's common stock as listed on the Nasdaq Global Select Market on August 27, 2007. The RSU granted to the CEO vest 25% annually over the four-year vesting period.

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Stockholder' Equity (Continued)

        RSU activity for the year ended December 31, 2007 is summarized as follows:

	Number of Units	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	—
Granted	299,630
Forfeitures	(43,655)

Outstanding at December 31, 2007	255,975	1.25	$11,007

Expected to vest	209,194	1.17	$8,995

        The weighted average grant date fair value of the RSU was $29.84. The aggregate intrinsic value of RSU outstanding as of December 31, 2007 is calculated as the number of shares multiplied by the closing market price of the Company's common stock on that date, which was $43.00.

        For the year ended December 31, 2007 the Company recognized approximately $1.3 million in share-based compensation expense, net of amounts capitalized, for RSUs granted under the 06 Plan. As of December 31, 2007, there was $4.4 million of total unrecognized compensation cost related to the RSU. This amount considers the Company's expected forfeiture rate. That cost is expected to be recognized over a weighted average period of 2.3 years. The Company will utilize newly issued shares to satisfy the vesting of RSU.

        Upon issuance of the awards, the grant date fair value for the Retention Plan was approximately $3.7 million. The fair value (based on the December 31, 2007 and 2006 valuations before forfeiture assumptions) of the Retention Plan awards outstanding at December 31, 2007 and December 31, 2006 was approximately $4.3 million and $1.8 million, respectively. The combined fair value of the Retention Plan awards that were cancelled during the years ended December 31, 2007 and 2006 was approximately $3.1 million and $591,000 (based on the December 31, 2007 and 2006 valuations, respectively). The aggregate intrinsic value of the awards outstanding at December 31, 2007 and 2006 is $5.0 million and $0, respectively, calculated using the ratio of the amount that the 30-day average closing stock price preceeding December 31, 2007 was in excess of $32.99. The value was $0 at December 31, 2006 because the 30-day average closing stock price preceding December 31, 2006 did not exceed the trigger price of $32.99. The aggregate intrinsic value at December 31, 2007 of the awards expected to vest is $2.2 million. This excludes amounts from the first performance period which vested at December 31, 2007. The weighted average remaining contractual term for the awards that are expected to vest at December 31, 2007 is 1.0 year. There is no remaining term for the awards from the first performance period as they vested at December 31, 2007. The Company has a liability for the retention plan of $3.5 million as of December 31, 2007, $2.5 million of which was paid in January 2008 related to settlement of the first performance period.

        The Company recognized for the years ended December 31, 2007 and 2006 approximately $2.5 million and $557,000, respectively, in share-based compensation expense, net of amounts capitalized, for the Retention Plan. As of December 31, 2007, there was approximately $539,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Stockholder' Equity (Continued)

granted under the Retention Plan. This amount assumes the Company's expected forfeiture rate. The costs associated with the awards are expected to be recognized over one year.

        During the year ended December 31, 2007, the Company granted 21,912 shares for the ESPP for a total of 235,056 shares that have been issued under the plan and recognized approximately $112,000 in share-based compensation expense, net of amounts capitalized. During the year ended December 31, 2006, the Company granted 29,749 shares for the ESPP for a total of 213,144 shares that had been issued under the plan and recognized approximately $122,000 in share-based compensation expense, net of amounts capitalized. The Company utilizes newly issued shares to satisfy the issuance of shares under the ESPP.

Comparable Disclosures

        The following table illustrates the effect on net income and earnings per share for the year ended December 31, 2005, as if the compensation cost for the Company's stock option grants had been determined based on the fair value at the grant dates for awards consistent with the fair value method of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123). The stock-based employee compensation expense determined under the fair value based method was calculated using the graded vesting attribution approach.

Year Ended December 31, 2005 (in thousands, except per share amounts)
Net income, as reported	$86,496
Add: Stock-based employee compensation expense included in net income, tax effected	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, tax effected	(89,365)

Pro forma net loss	$(2,869)

Net earnings (loss) per common share:
Basic, as reported	$1.03
Basic, pro forma	$(0.03)
Diluted, as reported	$1.01
Diluted, pro forma	$(0.03)

        For the year ended 2005 there were 19,552,000 of potential common shares excluded from the pro forma diluted earnings per share computation because their inclusion would have had an anti-dilutive effect. The potential common shares excluded from the computation consist of anti-dilutive stock options for all periods and shares related to the 1 3/8% convertible notes for the year ended December 31, 2005. The pro forma effect on the net income (loss) for the year ended December 31, 2005 is not necessarily indicative of the effect on future years' operating results. Pro-forma stock-based compensation expense in 2005 includes expenses associated with the accelerated vesting of options in the fourth quarter of 2005.

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Income Taxes

        The provision (benefit) for income taxes includes the following: (in thousands)

	Year Ended December 31,
	2007	2006	2005
Current:
Federal	$(2,060)	$78,993	$861
State and local	429	24,401	717

Total current provision (benefit) for income taxes	(1,631)	103,394	1,578

Deferred:
Federal	48,809	(130,846)	—
State and local	8,314	(22,902)	—

Total deferred provision (benefit) for income taxes	57,123	(153,748)	—

Provision (benefit) for income taxes	$55,492	$(50,354)	$1,578

        The Company recorded as increases (decreases) to additional paid-in capital approximately $(6.3) million, $93.9 million and $1.7 million of tax effects from the exercise of stock options for the years ended December 31, 2007, 2006 and 2005, respectively. As a result of legislation in New Jersey passed in 2002 an Alternative Minimum Assessment (AMA) tax is computed. This AMA tax impacted the Company's tax provision for the year ended December 31, 2005.

        Reconciliations between the total tax provision (benefit) and the tax provision based on the federal statutory rate are presented below: (in thousands)

	Year Ended December 31,
	2007	2006	2005
Pre-tax income	$95,291	$320,320	$88,074

Tax provision at federal statutory rate of 35%	33,352	112,112	30,826
State and local income taxes (net of federal benefit)	5,765	5,159	338
Change in valuation allowance	18,344	(161,095)	(28,418)
Research and development credits	(2,331)	(5,989)	(4,331)
Non-deductible expenses and other items	362	(541)	3,163

Provision (benefit) for income taxes	$55,492	$(50,354)	$1,578

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Income Taxes (Continued)

        The tax effects of temporary differences that give rise to significant portions of the gross deferred tax assets and gross deferred tax liabilities are presented below: (in thousands)

	December 31,
	2007	2006
Gross deferred tax assets:
Research and development credit carryforwards and other credits	$86,363	$73,619
Share-based compensation	5,729	3,413
Net operating loss carryforwards	54,762	49,614
Deferred revenue	116,628	156,118
Capital loss carryforward	3,909	3,909
Unrealized loss on securities available for sale	20,827	2,081
Other	14,423	10,137

Total gross deferred tax assets	302,641	298,891
Less valuation allowance	(189,845)	(133,589)

Deferred tax assets, net of valuation allowance	112,796	165,302
Gross deferred tax liabilities:
Other	11,065	3,538
State taxes	5,106	8,016

Net deferred tax assets	$96,625	$153,748

        In 2006, the Company released a portion of its valuation allowance against its total deferred tax assets. The partial release was based on expectations of projected income, which caused the Company to conclude that it was more likely than not that a portion of these deferred tax assets would be realized. During 2007, the Company updated its expectations of projected income. These updated projections were impacted by management's strategic plan to accelerate the development of our internal pipeline as well as by the BMS Amendment. As a result of these updated projections, the Company recorded additional valuation allowance. As of December 31, 2007, the Company believes that it is more likely than not that results of future operations will generate sufficient income to realize our deferred tax assets net of the valuation allowance. The financial projections used to evaluate the need for our valuation allowance contain significant assumptions about our market share and our competitive landscape. If such assumptions were to differ significantly, it may have a material impact on our ability to realize our deferred tax assets. The Company will continue to monitor its current performance and future financial projections, including market share and competitive landscape, in order to determine the effect on the valuation allowance.

        The net change in the valuation allowance was an increase of approximately $56.3 million for the year ended December 31, 2007, and decreases of approximately $281.9 million and $14.6 million for the years ended December 31, 2006 and 2005, respectively. Approximately $157.8 million of the valuation allowance at December 31, 2007 pertains to tax deductions relating to stock option exercises for which any subsequently recognized tax benefit will be recorded as an increase to additional paid-in capital.

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Income Taxes (Continued)

        At December 31, 2007, the Company had net operating loss carryforwards for federal and certain state income tax purposes of approximately $138.0 million, which expire at various dates from 2010 through 2027. At December 31, 2007, the Company had research credit carryforwards for federal and New Jersey state purposes of $58.0 million and $16.8 million, respectively, and federal alternative minimum tax credits of $9.2 million. The federal and state research credits expire at various dates from 2008 through 2027. Amounts expected to expire in 2008 are immaterial.

        In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions. The Company adopted the provisions of FIN 48 effective January 1, 2007, and as a result of the adoption the Company recorded a decrease to beginning accumulated deficit of approximately $1.5 million and an offsetting amount to additional paid-in capital. As of the adoption date, the Company had unrecognized tax benefits of approximately $38.3 million. Of this amount, approximately $36.1 million would have impacted the effective income tax rate. A portion of the $36.1 million if recognized could have required additional valuation allowance to be recorded. As of December 31, 2007, the Company had unrecognized tax benefits of approximately $39.2 million. Of this amount, approximately $37.9 million would have impacted the effective income tax rate. A portion of the $37.9 million if recognized could have required additional valuation allowance to be recorded.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows: (in thousands)

Balance at January 1, 2007	$38,257
Reductions in unrecognized tax benefits as a result of tax positions taken during a prior year	(2,017)
Additions in unrecognized tax benefits as a result of tax positions taken during the current year	3,708
Reductions in unrecognized tax benefits related to settlements with taxing authorities during the year	(77)
Reductions in unrecognized tax benefits as a result of a lapse of applicable statute of limitations during the year	(681)

Balance at December 31, 2007	$39,190

        The Company recognizes both interest and penalties accrued related to unrecognized tax benefits as elements of income tax expense in the Consolidated Statements of Income. As of the adoption date, the total amount of accrued interest and penalties was approximately $787,000. During the year ended December 31, 2007, the Company recorded approximately $1.2 million of net interest and penalties in its Consolidated Statements of Income as income tax expense.

        The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The statute of limitations on the Company's federal income tax returns through 2003 has expired. During 2007, a New Jersey State audit was concluded for income tax years 2001 through 2004. The outcome of this audit did not have a material impact on the Company's results of operations or financial position. The statute of limitations on the Company's New Jersey income tax returns through 2002 has expired. In addition, the statute of limitations for certain tax returns is expected to expire within twelve months, which could result in a decrease in the unrecognized tax benefits of approximately $2 to $3 million.

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Discontinuation of Small Molecule Program

        On May 11, 2005, the Company announced a plan to discontinue its small molecule research program. This decision was made after evaluating the Company's investment in such program against the time horizon before commercial benefits would be realized. As a result of this decision, the Company reflected $6.2 million of costs associated with the discontinuation of this program in the Consolidated Statements of Income for the year ended December 31, 2005. Such costs included approximately $2.2 million of costs related to severance for 45 employees that were terminated, approximately $3.7 million of costs related to the write-off of fixed assets used in such program (shown net of $227,000 from the subsequent sale of equipment that was previously written off as part of this discontinuance), approximately $60,000 of contract termination costs related to the cancellation of the lease at the Brooklyn facility where the employees were conducting such research and approximately $282,000 of other shutdown expenses. The Company had no additional other shutdown expenses and paid the remaining amount of $12,000 that was accrued at December 31, 2005 during the year ended December 31, 2006 to complete the disposition of this program.

(14) Contingencies

        In January 2002, a number of complaints asserting claims under the federal securities laws against the Company and certain of the Company's directors and officers were filed in the U.S. District Court for the Southern District of New York. Those actions were consolidated under the caption Irvine v. ImClone Systems Incorporated, et al., No. 02 Civ. 0109 (RO). In the corrected consolidated amended complaint, plaintiffs asserted claims against the Company, its former President and Chief Executive Officer, Dr. Samuel D. Waksal, its former Chief Scientific Officer and then-President and Chief Executive Officer, Dr. Harlan W. Waksal, and several of the Company's other present or former officers and directors, for securities fraud under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b-5, on behalf of a purported class of persons who purchased the Company's publicly traded securities between March 27, 2001 and January 25, 2002. The complaint also asserted claims against Dr. Samuel D. Waksal under section 20A of the Exchange Act on behalf of a separate purported sub-class of purchasers of the Company's securities between December 27, 2001 and December 28, 2001. The complaint sought to proceed on behalf of the alleged classes described above, sought monetary damages in an unspecified amount and sought recovery of plaintiffs' costs and attorneys' fees. On January 24, 2005, the Company announced that it had reached an agreement in principle to settle the consolidated class action for a cash payment of $75.0 million, a portion of which would be paid by the Company's insurers. Therefore, the Company recorded in its Consolidated Balance Sheet as of December 31, 2004, as Litigation settlement, a liability of approximately $75.9 million and a receivable from our insurers of approximately $20.5 million, included in Other assets. Net expense of approximately $55.4 million was recorded in the fourth quarter of 2004 and reflected in the Consolidated Statement of Income as Litigation settlement. The parties signed a definitive stipulation of settlement and as provided for under the stipulation of settlement, on March 11, 2005, the Company paid $50.0 million into an escrow account, subject to Court approval of the proposed settlement. On July 29, 2005 the Court approved the proposed settlement and on August 5, 2005, the Company paid the remaining $25.0 million into the escrow account, with such funds to be held in and distributed pursuant to the terms of the settlement. The Company has collected from its insurers all of the outstanding receivable amounting to $20.5 million. The amount received from the insurers includes $8.75 million, less attorneys fees of $875,000, that was paid to the Company under the derivative settlement discussed below.

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Contingencies (Continued)

        On January 13, 2002, and continuing thereafter, nine separate purported shareholder derivative actions were filed against members of the Company's board of directors, certain of the Company's present and former officers, and the Company, as nominal defendant, advancing claims based on allegations similar to the allegations in the federal securities class action complaints. Four of these derivative cases were filed in the Delaware Court of Chancery and were consolidated in that court under the caption In re ImClone Systems Incorporated Derivative Litigation, Cons. C.A. No. 19341-NC. Three of these derivative actions were filed in New York State Supreme Court in Manhattan. All of these state court actions were stayed in deference to the proceedings in the U.S. District Court for the Southern District of New York, which have been consolidated under the caption In re ImClone Systems, Inc. Shareholder Derivative Litigation, Master File No. 02 CV 163 (RO). A supplemental verified consolidated amended derivative complaint in these consolidated federal actions was filed on August 8, 2003. It asserted, purportedly on behalf of the Company, claims including breach of fiduciary duty by certain current and former members of the Company's board of directors, among others, based on allegations including that they failed to ensure that the Company's disclosures relating to the regulatory and marketing prospects for ERBITUX were not misleading and that they failed to maintain adequate controls and to exercise due care with regard to the Company's ERBITUX application to the FDA. On January 24, 2005, the Company announced that it had reached an agreement in principle to settle the consolidated derivative action. The parties entered into a definitive stipulation of settlement on March 14, 2005, which was approved by the Court on July 29, 2005. In August 2005, the Company received $8.75 million from its insurers, which was contributed toward the settlement of the Irvine securities class action described above, after deducting $875,000 for Court awarded plaintiffs' attorney's fees and expenses. Following Court approval of the settlement of the consolidated derivative action, all of the state court derivative actions that had been pending in Delaware and New York were dismissed with prejudice, with no further payment required by the Company.

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

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Contingencies (Continued)

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

        On December 21, 2005, the Company and Dr. Samuel D. Waksal entered into a settlement agreement with respect to the foregoing actions, providing for, among other things, judgments in both actions in the Company's favor. The settlement agreement included the payment of director and officer legal fee expense indemnification by the Company, for which the Company paid approximately $2.0 million in the fourth quarter of 2005. The settlement agreement also provided for the return to the Company of 416,667 of stock options that were previously issued to Dr. Samuel D. Waksal. Such options were returned to the Company and were cancelled as of December 31, 2005.

        On October 28, 2003, a complaint was filed by Yeda Research and Development Company Ltd. (Yeda) against ImClone Systems and Aventis Pharmaceuticals, Inc. (now Sanofi-Aventis SA or Sanofi- Aventis) in the U.S. District Court for the Southern District of New York (03 CV 8484). On September 20, 2006, the Company filed an action (06 CV 7190) against Yeda in the U.S. District Court for the Southern District of New York seeking a declaratory judgment that U.S. Patent No. 6,217,866 (the "'866 Patent") is invalid. On March 25, 2004, an action was filed in the United Kingdom Patent Office requesting transfer of co-ownership to Yeda and amendment of patent EP (UK) 0 667 165 to add three Weizmann former employees as inventors. On March 25, 2004, a German action was filed in the Munich District Court I, Patent Litigation Division, in which Yeda claims a 75% ownership interest in patent EP (DE) 0 667 165 based on its allegation that the inventorship on that patent was incorrect. On March 25, 2005, Yeda filed an action in the Austrian Patent Office (APO) against Aventis seeking sole entitlement of EP (AU) 0 667 165, as well as payment of legal costs and fees. On March 29, 2005, Yeda filed an action in the Tribunal de Grande Instance, Paris jointly against Aventis and the Company seeking sole entitlement of EP (FR) 0 667 165, as well as payment of damages, legal costs and fees. On December 7, 2007, Yeda, Sanofi-Aventis, and the Company signed a settlement agreement to end worldwide litigation related to the '866 Patent and its foreign counterparts. Pursuant to the terms of the settlement agreement, the Company and Sanofi-Aventis each paid Yeda $60.0 million in cash in settlement of all the claims and counterclaims with respect to all worldwide litigation related to the '866 Patent. Further, the companies released all claims against each other. Under the terms of the settlement agreement, the Company was granted an exclusive worldwide license to technology under the '866 Patent with respect to certain licensed products and the Company will pay Yeda a low single-digit royalty on sales of the licensed products in and outside of the U.S. and the Company will pay Sanofi-Aventis a low single-digit royalty on sales of licensed products outside of the U.S. The Company entered into a separate agreement with Sanofi-Aventis in which the Company paid $3.0 million to Sanofi-Aventis in settlement of certain disputes between the two companies.

        In December 2002, Opposition Proceedings seeking to revoke EP (UK) 0 667 165 were brought by Scripps Research Institute, Amgen Inc., Abgenix, Inc., and YM Biosciences Inc. An Opposition Proceeding is an administrative process, the outcome of which may be that the patent will be revoked. The Opposition Proceedings are suspended pending a final determination of the entitlement cases in Europe.

        On May 2, 2007, the Company filed an Opposition in the European Patent Office against EP 1,058,562 B1, which is a patent directed to, inter alia, the use of either radiation or chemotherapy in

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Contingencies (Continued)

concert with an EGFR antibody that inhibits receptor dimerization. The patent is assigned to the University of Pennsylvania. Oppositions to that European Patent have also been filed by Amgen, Inc., Merck KGaA, Oncoscience AG, Genmab A/S and Hoffmann La-Roche Inc.

        On May 4, 2004, an action was filed against the Company by Massachusetts Institute of Technology (MIT) and Repligen Corporation (Repligen). This action alleged that ERBITUX infringes U.S. Patent No. 4,663,281, which is owned by MIT and exclusively licensed to Repligen and that the Company should therefore pay damages. In September 2007, the parties signed a settlement and certain sublicensing agreements, for which the Company paid $65.0 million in cash for full and final settlement of the claims against the Company in the matter, as well as for a royalty-free, irrevocable worldwide sublicense to technology patented under U.S. Patents No. 4,663,281. The total settlement was $65.0 million, of which $50.0 million was attributable to an expired Repligen patent and was expensed in the period and $15.0 million was attributed to the sublicensed Abbott patents. Repligen is responsible for providing MIT with its portion of the settlement payment. Repligen also granted to the Company a royalty-free, irrevocable worldwide sublicense for the future use of other patented technology, including U.S. Patent No. 5,665,578, which is owned by Abbott Laboratories (Abbott), but to which Repligen has the power to sublicense under an agreement between Abbott and Repligen. U.S. Patent No. 5,665,578 is the patent upon which Abbott sued the Company for patent infringement on February 5, 2007.

        On February 5, 2007, a complaint was filed against the Company by Abbott in the U.S. District Court for the District of Massachusetts (07-cv-10216). This action alleges that the manufacture and sale of ERBITUX infringes U.S. Patent No. 5,665,578, which is owned by Abbott and that the Company should therefore pay damages. On April 24, 2007, the Company filed an answer, which it amended on May 17, 2007, and January 10, 2008, to this complaint denying all claims. A court ordered mediation hearing occurred on December 20, 2007 which did not result in a resolution of the matter. The Company, having had the advice of its patent counsel, plans to vigorously defend against the claims asserted.

        No reserve has been established in the financial statements for any of the legal proceedings described above, which have not been settled, because the Company does not believe that such a reserve is required to be established at this time under Statement of Financial Accounting Standards No. 5. However, if in a future period, events in any such legal proceedings render it probable that a loss will be incurred and if such loss is reasonably estimable at that time, the Company will establish such a reserve. Thus, it is possible that legal proceedings and settlements arising therefrom, if any, may have a material adverse impact on operating results for that period, on our balance sheet or both.

        The Company is developing a fully-human monoclonal antibody, referred to as IMC-11F8. The Company believes it has the right to do so under its existing development and license agreement with Merck KGaA. However, Merck KGaA had advised the Company that it believed that IMC-11F8 was covered under the development and license agreement with Merck KGaA and that it could therefore have the exclusive rights to market IMC-11F8 outside the U.S. and Canada and co-exclusive development rights in Japan, for which it would pay the same royalty as it pays for ERBITUX (see Note 10-Collaborative Agreements—Collaborations with Merck KGaA). In agreement with Merck KGaA, the Company submitted this dispute to binding arbitration through an expedited process outside of the provisions of the development and license agreement. Merck KGaA subsequently took the position that the expedited arbitration provision was no longer valid and the Company sued Merck KGaA in federal court in the Southern District of New York to either enforce the arbitration provision

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Contingencies (Continued)

previously agreed to or to have the court decide the question of whether IMC-11F8 is or is not covered under the development and license agreement with Merck KGaA. On November 29, 2005, the Court granted the Company's motion to enforce the expedited arbitration provision previously agreed to, and subsequently appointed a new arbitrator to hear and decide this dispute. On March 31, 2006, the arbitrator decided the matter in favor of the Company, finding that Merck KGaA had no rights to IMC-11F8. That decision is binding and unappealable pursuant to the parties' arbitration agreement and the parties have subsequently confirmed the arbitration award.

(15) Commitments

  Leases

        The Company leases office, operating and laboratory space, fleet vehicles, and miscellaneous office equipment under various operating lease agreements. The effects of scheduled and specified rent increases or any "rent holidays" are recognized on a straight-line basis over the lease term. Lease expense was approximately $5.8 million, $5.7 million and $5.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        In October 2001, the Company entered into a sublease (the "Sublease") for a four-story building at 325 Spring Street, New York, New York, which includes approximately 100,000 square feet of usable space. The Sublease has a term of 22 years, followed by two five-year renewal option periods. In order to induce the sublandlord to enter into the Sublease, the Company made a loan to the sublandlord in the principal amount of a $10.0 million note receivable, of which approximately $7.9 million is outstanding as of December 31, 2007. The loan is secured by a leasehold mortgage on the prime lease as well as a collateral assignment of rents by the sublandlord. The loan is payable by the sublandlord over 20 years and bears interest at 5 1/2% in years one through five, 6 1/2% in years six through ten, 7 1/2% in years eleven through fifteen and 8 1/2% in years sixteen through twenty. In addition, the Company paid the owner a consent fee in the amount of $500,000. Effective March 1, 2005, the Company amended the Sublease to add an additional 6,500 square feet of space upon all the same terms and conditions set forth in the Sublease. In connection with this amendment, the Company paid an up-front fee of approximately $1.7 million which is being amortized, as a reduction in lease expense, over the respective term of the Sublease. The future minimum lease payments remaining at December 31, 2007, are approximately $44.1 million.

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Commitments (Continued)

        Future minimum lease payments under all of the Company's operating leases are as follows: (in thousands)

Year ending December 31,
2008	$5,670
2009	5,445
2010	4,206
2011	4,084
2012	4,236
2013 and thereafter	39,747

$63,388

  Employment Agreements

        On March 19, 2004, the Company entered into an employment agreement with Daniel S. Lynch in regards to his employment as Chief Executive Officer. In connection with Mr. Lynch's resignation effective November 10, 2005 by mutual agreement with the Company's Board of Directors, such resignation was treated as a termination by the Company without cause under Mr. Lynch's employment agreement. As a result, the Company has recorded severance benefit expense due Mr. Lynch of approximately $2.9 million in Selling, general and administrative expenses in the fourth quarter of 2005. Payment of this severance was made in 2006.

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

  Contract Services

        On March 17, 2005, the Company entered into a five year multi-product supply agreement with Lonza Biologics PLC (Lonza) for the manufacture of biological material at the 5,000 liter scale. The Company has discretion over which products to manufacture, which may include later-stage clinical production of the Company's antibodies currently in Phase I clinical testing and those nearing Phase I testing. The value of producing all batches under the Agreement is $68.0 million, unless terminated earlier. The Agreement provides that the Company can cancel any batches at any time; however, depending on how much notice the Company provides Lonza, the Company could incur a cancellation fee that varies based on timing of the cancellation. This cancellation fee is only applicable if Lonza does not resell the slots reserved for the cancelled batches. As of December 31, 2007, our obligations under the Agreement were approximately $11.8 million.

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Commitments (Continued)

  License Agreements

        The Company has an exclusive license from the University of California to an issued U.S. patent for the murine form of ERBITUX, the Company's EGFR antibody product. The Company previously exclusively licensed from Rhone-Poulenc Rorer Pharmaceuticals, now known as Sanofi-Aventis, patent applications seeking to cover the therapeutic use of antibodies to the EGFR in conjunction with anti-neoplastic agents. A change in ownership, and subsequent licensing, of this family of patents are described in the Yeda matter discussed in more detail under Note 14-"Contingencies." The agreements with the University of California, Yeda and Sanofi-Aventis require the Company to pay royalties on sales of ERBITUX that are covered by these licenses. The Company has license agreements with Genentech, Inc. (Genentech) for rights to patents covering certain use of epidermal growth factor receptor antibodies and with both Genentech and Centocor, Inc. (Centocor) for rights to patents covering various aspects of antibody technology. These agreements with both Genentech and Centocor require us to pay royalties on the sale of ERBITUX that are covered by these licenses. The Company's effective royalty rate can vary from quarter to quarter due to various factors including the mix of domestic and foreign in-market sales as well as the fact that some of the Company's license agreements are therapy specific and some are country specific. In 2007, the Company received reimbursements from its corporate partners of 2.5% on North American net sales and a single-digit percentage on net sales outside of North America.

        The Company's effective royalty rate on global in-market sales of ERBITUX for the years ended December 31, 2007, 2006, and 2005 was 5.3%, 6.8%, and 8.6%. The decrease for the year-ended 2007 as compared to 2006 was due primarily to the reversal of a portion of amounts previously accrued as due to Sanofi-Aventis as a result of the agreements signed in December 2007. The decrease for the year-ended 2006 as compared to 2005 was due primarily to a decrease in the second quarter of 2006 in the royalty rate the Company is obligated to pay on in-market sales in the U.S. and Canada.

(16) Employee Benefit Plans

  Defined Contribution Plan

        All employees of the Company who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan. The 401(k) plan allows eligible employees to defer up to 25 percent of their annual compensation, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. Under the 401(k) plan, the Company, at management's discretion, may match employee contributions and/or make discretionary contributions. Neither the employee contributions nor voluntary matching contributions are invested in the Company's securities. Total expense incurred by the Company was approximately $2.0 million, $2.2 million and $1.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

  Change in Control Plan

        During 2004, the Board of Directors of the Company adopted a Change in Control Plan to maintain the focus of certain key employees of the Company on the business, mitigate the distractions that could be caused if the Company were to become the target of an acquisition strategy, and provide certain benefits to the covered employees if a change in control of the Company (as such term is defined in the plan) occurs and/or the employee's employment is terminated in connection with such

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Employee Benefit Plans (Continued)

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

  Severance Plans

        The Compensation Committee of the Board of Directors approved on February 10, 2005, a Senior Executive Severance Plan (the "Plan") to enhance the predictability of treatment for executives at the level of Vice President, Senior Vice President and Executive Vice President whose employment with the Company is terminated by the Company without cause (as such concept is explained in the Plan).

        As a condition to receipt of benefits under the Plan, a participating employee must sign an agreement and general release in a form acceptable to the Plan administrator under which the participant agrees to certain confidentiality and non-solicitation provisions for a period of one year following his or her employment termination date, agrees to certain non-competition provisions for the duration of the employee's receipt of severance pay, and releases and discharges the Company and related entities (as well as any third party for whom the employee provides services on the Company's behalf) from any and all claims and liabilities relating to the employee's employment with the Company or the termination of the employee's employment. Receipt of benefits under the Plan is also contingent upon the employee's continued employment through the employment termination date designated by the Company. The severance amounts payable to an employee under the Plan will be reduced,

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Employee Benefit Plans (Continued)

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

(17) Supplemental Cash Flow Information and Non-cash Investing and Financing Activities:
(in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash paid for:
Interest, net of amounts capitalized of $19, $2,640 and $5,394 for the years ended December 31, 2007, 2006 and 2005, respectively	$8,340	$5,610	$2,856
Income taxes, net of refunds received of $614, $0 and $0 for the years ended December 31, 2007, 2006 and 2005, respectively	3,173	5,358	1,400
Non-cash investing and financing activities:
Change in net unrealized gain (loss) in securities available-for-sale	(45,616)	4,078	(8,345)

(18) Fair Value of Financial Instruments

        The carrying amounts of cash and cash equivalents, receivables from corporate partners, accounts payable, and other current liabilities at December 31, 2007 and 2006 approximate fair value because

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) Fair Value of Financial Instruments (Continued)

maturities are less than one year in duration. The fair value of the 1 3/8% convertible senior notes of $600.0 million was approximately $564.8 million and $545.6 million at December 31, 2007 and 2006, respectively, based on their quoted market price. See Note 3 for the fair value disclosures of securities available for sale.

(19) Other Gain (Loss)

        Other gain (loss) for the year ended December 31, 2007 includes a gain of $3.8 million from the proceeds of an insurance reimbursement primarily for lost royalties on an ERBITUX shipment that was damaged in-transit during 2006. For the year ended December 31, 2005, other gain (loss) is comprised of $13,000 of realized losses on securities available for sale.

(20) Quarterly Financial Data (Unaudited)

        The tables below summarize the Company's unaudited quarterly operating results for 2007 and 2006 (in thousands, except per share data):

	Three months ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Revenues	$141,500	$150,432	$147,547	$151,354
Net income (loss)	$28,755	$31,905	$(916)	$(19,945)
Basic earnings (loss) per share allocable to common stockholders	$0.34	$0.37	$(0.01)	$(0.23)
Diluted earnings (loss) per share allocable to common stockholders	$0.33	$0.36	$(0.01)	$(0.23)

	Three months ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Revenues	$245,131	$149,856	$150,697	$132 163
Net income	$229,591	$37,209	$57,316	$46,558
Basic earnings per share allocable to common stockholders	$2.75	$0.44	$0.68	$0.55
Diluted earnings per share allocable to common stockholders	$2.51	$0.42	$0.65	$0.53

QuickLinks

IMCLONE SYSTEMS INCORPORATED 2007 Annual Report on Form 10-K TABLE OF CONTENTS
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
  ITEM 6. SELECTED FINANCIAL DATA.
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
  ITEM 9A. CONTROLS AND PROCEDURES.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  ITEM 9B. OTHER INFORMATION.
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
SIGNATURES
INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
IMCLONE SYSTEMS INCORPORATED CONSOLIDATED BALANCE SHEETS (in thousands, except per share and share data)
IMCLONE SYSTEMS INCORPORATED CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share data)
IMCLONE SYSTEMS INCORPORATED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) Years Ended December 31, 2007, 2006 and 2005 (in thousands, except share data)
IMCLONE SYSTEMS INCORPORATED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)