Form 10-K/A
period 2007-12-31
IMCLONE SYSTEMS INC
filed 2008-04-29
CIK 765258

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-19612

IMCLONE SYSTEMS INCORPORATED
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	04-2834797 (IRS Employer Identification No.)
180 Varick Street, New York, NY (Address of principal executive offices)	10014 (Zip Code)
(212) 645-1405 (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
Common Stock, par value $0.001 and associated preferred stock purchase rights	The Nasdaq Stock Market LLC

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☒    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "large accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

         Number of shares of Common Stock; par value $0.001, outstanding as of March 31, 2008: 86,444,417

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on February 29, 2008, to include the information required by Part III of Form 10-K. The information required by Items 10-14 of Part III is no longer being incorporated by reference to the Proxy Statement relating to the Company's 2008 Annual Meeting of Shareholders. This amendment is not intended to update any other information presented in the Annual Report as originally filed.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        Set forth below is certain information regarding the Company's directors and executive officers. Unless otherwise indicated, the age of each director and executive officer listed below is given as of March 31, 2008. The Company's shareholders elect members of the Board of Directors to serve until their respective successors are elected or qualified or until earlier resignation or removal. There is currently a vacancy on the Board of Directors and such vacancy may be filled by a vote of the independent directors.

        Pursuant to the Company's Stockholder Agreement dated September 19, 2001 (the "Stockholder Agreement") with Bristol-Myers Squibb Company ("BMS") and Bristol-Myers Squibb Biologics Company, BMS has the right to nominate two directors as long as its ownership interest in the Company is 12.5% or greater. As of March 31, 2008, BMS had an ownership interest of 16.53%.

Directors

Name	Age	Current Position with Company	Director of Company Since
Andrew R. J. Bonfield(1)(6)	45	Director	2007
Alexander J. Denner, Ph.D.(1)(2)(4)(5)	38	Director	2006
Thomas F. Deuel, M.D.(1)(2)	73	Director	2007
Jules Haimovitz(2)(3)	57	Director	2007
Carl C. Icahn(2)	72	Chairman of the Board	2006
John H. Johnson	50	Chief Executive Officer and Director	2007
Peter S. Liebert, M.D.(3)(4)	72	Director	2006
Richard C. Mulligan, Ph.D.(1)(4)(5)	53	Director	2006
David Sidransky, M.D.(1)(2)	47	Director	2004
Charles Woler, M.D., Ph.D., M.B.A.(1)(3)	59	Director	2006

(1)
Member of Research and Development Oversight Committee.

(2)
Member of Compensation Committee.

(3)
Member of Audit Committee.

(4)
Member of Nominating and Corporate Governance Committee.

(5)
Member of Executive Committee.

(6)
Designated by BMS.

        Biographical information concerning the Company's non-employee directors including certain former directors, is set forth below.

        Andrew R. J. Bonfield, has served as a director of the Company since April 25, 2007. Mr. Bonfield is an Executive Vice President and was the Chief Financial Officer of BMS. Mr. Bonfield was responsible for the BMS's worldwide finance operation including Tax, Treasury, Control, Investor Relations, Internal Audit, Financial Shared Services, Strategy, Global Strategic Sourcing, Information Management and Business and Corporate Development. Mr. Bonfield was a non-executive Director of the BOC Group in the United Kingdom from 2003 to 2006. Mr. Bonfield holds a Bachelor of Commerce degree from the University of Natal in Durban, South Africa and is professionally certified as a chartered accountant.

        Alexander J. Denner, Ph.D., has served as a director of the Company since May 2006. Dr. Denner serves as a Managing Director of private investment funds affiliated with Carl C. Icahn including, Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP and Icahn Partners Master Fund III LP. Since October 2006 Dr. Denner has served as a director of Adventrx Pharmaceuticals Inc., a publicly-traded biotechnology company. From April 2005 to May 2006, Dr. Denner served as a portfolio manager specializing in healthcare investments for Viking Global Investors. Previously he served in a variety of roles at Morgan Stanley, beginning in 1996, including as portfolio manager of healthcare and biotechnology mutual funds. Dr. Denner currently serves as a director of HyperMed, Inc., a privately held company specializing in imaging platforms for medical and surgical applications. Dr. Denner received his S.B. degree from the Massachusetts Institute of Technology and his M.S., M.Phil. and Ph.D. degrees from Yale University.

        Thomas F. Deuel, M.D., has served as a director of the Company since July 3, 2007. Since February 2002, Dr. Deuel has served as a Professor of Molecular and Experimental Medicine and Cell Biology, Director of the Division of Molecular Oncology, Department of Molecular and Experimental Medicine, and Director of the Vascular Biology Affinity Group at The Scripps Research Institute. Also, since 1998, Dr. Deuel has served as a Professor of Medicine at Harvard Medical School. He is currently a Professor Emeritus at Harvard Medical School. In addition, from 1996 to 2002, Dr. Deuel served as a Director, Division of Growth Regulation at Beth Israel Hospital, Boston, Massachusetts and, prior to that, was a Professor of Medicine and Biochemistry and the head of Oncology Services at the Washington University School of Medicine, St. Louis, Missouri. He is a member of the Institute of Medicine at the National Academy of Sciences. Dr. Deuel is also President of the Edward R. Mallinckrodt Foundation, St. Louis, Missouri. He has served on different editorial boards, including the Journal of Clinical Investigation and Blood, and currently is on the Editorial Board of Current Opinion in Hematology and Section Editor for Vascular Biology. Dr. Deuel has served and continues to serve on numerous scientific advisory boards for various companies, including the Company's scientific advisory board during its existence. In addition, Dr. Deuel has earned many professional honors and awards. Dr. Deuel holds an M.D. from Columbia University and an A.B. from Princeton University.

        Jules Haimovitz, has served as a director of the Company since May 10, 2007. From July 2002 until July 2007, Mr. Haimovitz served as Vice Chairman and Managing Partner of Dick Clark Productions Inc., a producer of programming for television, cable networks and syndicators. From June 1999 to July 2004, Mr. Haimovitz served in various capacities at Metro Goldwyn Mayer Inc., including President of MGM Networks Inc., a wholly-owned subsidiary, Executive Consultant to the CEO, and Chair of the Library Task Force. From July 1997 to February 1999, he served as President and Chief Operating Officer of King World Productions, Inc., a worldwide distributor of first-run programming. Mr. Haimovitz has also served in executive positions at Diva Systems Corporation, ITC Entertainment Group, Spelling Entertainment Inc. and Viacom Inc. Mr. Haimovitz currently serves on the Board of Directors of Blockbuster, Infospace, Inc., TVN Entertainment and GNet Productions. A native New Yorker, now living in California, Mr. Haimovitz holds a dual B.A. degree in Mathematics and Communications, as well as an M.A. degree in Mathematics from Brooklyn College.

        Carl C. Icahn, has served as a director of the Company since September 2006. On October 24, 2006, Mr. Icahn was named Chairman of the Board of Directors. Mr. Icahn has served as chairman of the board and a director of Starfire Holding Corporation ("Starfire"), a privately-held holding company, and chairman of the board and a director of various subsidiaries of Starfire, since 1984. Since August 2007, through his position as Chief Executive Officer of Icahn Capital LP, a wholly-owned subsidiary of Icahn Enterprises L.P. ("Icahn Enterprises"), and certain related entities, Mr. Icahn's principal occupation is managing private investment funds, including Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP, and Icahn Partners Master Fund III LP. Prior to August 2007, Mr. Icahn conducted this occupation through his entities CCI Onshore Corp. and CCI Offshore Corp., since September 2004. Since November 1990, Mr. Icahn has been chairman of the board of Icahn Enterprises G.P. Inc., the general partner of Icahn Enterprises. Icahn Enterprises is a diversified holding company engaged in a variety of businesses, including investment management, metals, real estate, and home fashion. Since 1994, Mr. Icahn has been the principal beneficial stockholder of American Railcar Industries, Inc., currently a publicly-traded company that is primarily engaged in the business of manufacturing covered hopper and tank railcars, and has served as Chairman of the Board and as a director of American Railcar Industries, Inc. since 1994. Mr. Icahn was chairman of the board and president of Icahn & Co., Inc., a registered broker-dealer and a member of the National Association of Securities Dealers, from 1968 to 2005. From October 1998 through May 2004, Mr. Icahn was the president and a director of Stratosphere Corporation, the owner and operator of the Stratosphere Hotel and Casino in Las Vegas, which until February 2008, was a subsidiary of Icahn Enterprises. From September 2000 to February 2007, Mr. Icahn served as the chairman of the board of GB Holdings, Inc., which owned an interest in Atlantic Coast Holdings, Inc., the owner and operator of The Sands casino in Atlantic City until November 2006. Mr. Icahn has been chairman of the board and a director of XO Holdings, Inc., a telecommunications services provider, since February 2006, and of its predecessor from January 2003 to February 2006. Mr. Icahn has served as a Director of Cadus Corporation, a company engaged in the ownership and licensing of yeast-based drug discovery technologies since July 1993. In May 2005, Mr. Icahn became a director of Blockbuster Inc., a provider of in-home movie rental and game entertainment. In October 2005, Mr. Icahn became a director of WestPoint International, Inc., a manufacturer of bed and bath home fashion products. In August 2007, Mr. Icahn became a director of WCI Communities, Inc. ("WCI"), a homebuilding company, and since September 2007, has been the chairman of the board of WCI. In December 2007, Mr. Icahn became a director of Federal-Mogul Corporation ("Federal-Mogul"), a supplier of automotive products, and since January 2008, has been the chairman of the board of Federal-Mogul. In April, 2008, Mr. Icahn became a director of Motricity, Inc., a company that provides mobile content services and solutions. Mr. Icahn received his A.B. from Princeton University.

        John H. Johnson, has served as the Company's Chief Executive Officer since August 27, 2007 and as a director of the Company since September 2007. Prior to joining the Company, he served as Company Group Chairman of Johnson & Johnson's Worldwide Biopharmaceuticals unit from April 2005 until August 2007. In this executive role, Mr. Johnson was responsible for the Johnson & Johnson Biotechnology, Immunology and Oncology commercial businesses, including Centocor, Inc., Ortho Biotech Products, L.P. and the Worldwide Strategic Marketing group. From March 2003 until April 2005, he served as President of Ortho Biotech Products, L.P., which included responsibility for Ortho Biotech Canada starting in 2004. From 2002 until March 2003, he served as Worldwide Vice President, CNS/Psychiatry, for Johnson & Johnson Pharmaceuticals Group Strategic Marketing. From 2000 until 2001, he left Johnson & Johnson to assume the position of President and Chief Executive Officer for Parkstone Medical Information Systems. Prior to working at Parkstone Medical Information Systems, Mr. Johnson had worked at Johnson & Johnson starting in 1988 advancing through positions of increasing responsibility with Ortho-McNeil. Prior to joining Johnson & Johnson, he worked at Pfizer from 1983 to 1988 where he held positions of increasing responsibility in Sales and Sales Management. Mr. Johnson received a B.S. degree from East Stroudsburg University of Pennsylvania.

        Peter S. Liebert, M.D., has served as a director of the Company since October 2006. Dr. Liebert has been a pediatric surgeon in private practice since 1968 and is Chief, Pediatric Surgery of The Stamford Hospital, Stamford, CT. Since 1981, Dr. Liebert has been Clinical Associate Professor of Surgery at the College of Physicians & Surgeons of Columbia University. Dr. Liebert is a former president of the Westchester Medical Society and a former member of the Awards Jury of the Lasker Foundation. Dr. Liebert is Chairman of the Board of Rx Vitamins, Inc. and is a director of Cadus Corporation, a publicly held, drug discovery company controlled by Carl C. Icahn. Dr. Liebert holds an M.D. from Harvard Medical School and an A.B. from Princeton University.

        Richard C. Mulligan, Ph.D., has served as a director of the Company since September 2006. Professor Mulligan is the Mallinckrodt Professor of Genetics at Harvard Medical School, and Director of the Harvard Gene Therapy Initiative. Professor Mulligan received his B.S. degree from the Massachusetts Institute of Technology, and his Ph.D. from the Department of Biochemistry at Stanford University School of Medicine. After receiving postdoctoral training at the Center for Cancer Research at MIT, Professor Mulligan joined the MIT faculty and subsequently was appointed Professor of Molecular Biology and Member of the Whitehead Institute for Biomedical Research before moving to Children's Hospital and Harvard in 1996. His honors include the MacArthur Foundation Prize, the Rhodes Memorial Award of the American Association for Cancer Research, the ASMB-Amgen Award, and the Nagai Foundation International Prize. Professor Mulligan has been associated with a number of biotechnology companies, including Somatix Therapy Corporation (as founder and member of the Scientific Advisory Board and Board of Directors, and Chief Scientific Officer), Cell Genesys (as member of the Scientific Advisory Board) and the Company, where he served on the Scientific Advisory Board. He has also served on the National Institutes of Health's Recombinant DNA Advisory Committee and on the U.S. Food and Drug Administration Biological Response Modifiers Advisory Committee.

        David Sidransky, M.D., has served as a director of the Company since January 2004. Dr. Sidransky is the Director of the Head and Neck Cancer Research Division at Johns Hopkins University School of Medicine. He is a founder of several private biotechnology companies and has served on scientific advisory boards of many private and publicly traded companies, including MedImmune Inc., Telik Inc., Roche, and Amgen Inc. Dr. Sidransky is also a director of Alfacell Inc. He was formerly on the Board of Scientific Counselors at the National Institute of Dental and Craniofacial Research and a member of the Recombinant DNA Advisory Committee at the National Institute of Health. Dr. Sidransky serves on numerous editorial boards and is Senior Editor of Clinical Cancer Research. In addition, he is a Professor of Oncology, Otolaryngology-Head and Neck Surgery, Cellular & Molecular Medicine, Urology, Genetics, and Pathology at Johns Hopkins University and Hospital. Dr. Sidransky is certified in Internal Medicine and Medical Oncology by the American Board of Medicine. He has over 250 peer-reviewed publications, and has contributed more than 40 cancer reviews and chapters and also has numerous issued biotechnology patents. He has been the recipient of many awards and honors, including the 1997 Sarstedt International Prize from the German Society of Clinical Chemistry, the 1998 Alton Ochsner Award Relating Smoking and Health by the American College of Chest Physicians and the 2004 Hinda and Richard Rosenthal Award from the American Association of Cancer Research. Dr. Sidransky is also the Chairman of the Board of Directors of Champions Biotechnology, Inc. Dr. Sidransky received his B.A. from Brandeis University and his M.D. from the Baylor College of Medicine.

        Charles Woler, M.D., Ph.D., M.B.A, has served as a director of the Company since September 2006. Dr. Woler has served as the Chief Executive Officer and Chairman of the Board of Endotis Pharmaceuticals, a leading glyco drug company specializing in coagulation and thrombosis, since June 2007. Dr. Woler is also currently Chairman of the Board of Proclif Group, a private hospital chain in France, and a non-executive director of Gastrotech, a Copenhagen based biotech company. Prior to that, Dr. Woler was the Chief Executive Officer of Neuro3d from September 2000 to June 2007 and, from September 2000 until September 2005, also served as its Chairman of the Board. Dr. Woler has also served as Operating Partner Healthcare at Duke Street Capital since July 2005. Dr. Woler is the Executive Vice Chairman of France Biotech, an association representing the French biotechnology industry, and is the Vice Chairman of the Board of Genfit, a public company specializing in metabolic diseases. Previously, he served as Chief Executive Officer of Cadus Corporation, as Chief Executive Officer and Chairman of Roche, France, an affiliate of F. Hoffmann-LaRoche Ltd., and as Chairman, Europe Pharmaceuticals, SmithKline Beecham. Dr. Woler received his M.D. and M.B.A. from the University of Paris and his Ph.D. from the University of Lyon.

  Information Concerning Former Directors

        Andrew G. Bodnar, M.D., J.D., served as a director of the Company from November 2001 through his resignation on May 7, 2007.

        Vincent T. DeVita, Jr., M.D., served as a director of the Company from February 1992 through his resignation on August 2, 2007.

        John A. Fazio, served as a director of the Company from February 2003 through his resignation on April 24, 2007.

        William R. Miller, served as a director of the Company from June 1996 through his resignation on August 2, 2007.

Executive Officers

        Biographical information concerning the Company's executive officers, including certain former executive officers, is set forth below.

  Current Executive Officers

        Kenneth Zuerblis, 49, has served as the Company's Chief Financial Officer since March 31, 2008. In this capacity, Mr. Zuerblis is responsible for finance, internal audit and information technology. Prior to joining the Company, Mr. Zuerblis worked at Enzon Pharmaceuticals, Inc., a biopharmaceutical company focused on the treatment of cancer and other life-threatening conditions, from 1991 until 2005, and was the chief financial officer starting in 1994. Prior to joining Enzon Pharmaceuticals, Inc., Mr. Zuerblis was at KPMG LLP where he held positions of increasing responsibility over a ten-year period, serving in various advisory roles, including strategic business, tax, audit, and debt and equity financings. Mr. Zuerblis is a certified public accountant and has a degree in accounting from Seton Hall University.

        Michael P. Bailey, 42, has served as the Company's Senior Vice President of Commercial Operations since August 2006. In this role, Mr. Bailey oversees ERBITUX Marketing, New Product Marketing, Sales and the Commercial Business Analytics departments. Mr. Bailey joined ImClone in 1999 as Director of Marketing and served as Vice President of Marketing since 2003. Prior to joining ImClone, Mr. Bailey served at Genentech, Inc. from 1997 through 1999, where he managed the company's Cardiovascular Development Portfolio. From 1992 through 1997, Mr. Bailey served as one of two M.B.A. graduates selected for Smith-Kline Beecham's Executive Marketing Program. Within the program, he held a variety of commercial roles, including Sales, Strategic Planning, Market Research and Product Management. Mr. Bailey earned a B.S. in psychology from St. Lawrence University and an M.B.A. in International Marketing from the University of Notre Dame.

        Peter R. Borzilleri, 51, has served as the Company's Vice President, Finance since March 31, 2008 and Chief Compliance Officer since August 2, 2007. In this capacity, Mr. Borzilleri is responsible for assisting Mr. Zuerblis in overseeing finance. Mr. Borzilleri had previously served as Interim Vice President, Finance and Principal Financial Officer from September 2007 until March 31, 2008. Prior to that position, Mr. Borzilleri had served as the Company's Vice President, Internal Audit since joining the Company in 2002. Before joining the Company, Mr. Borzilleri held several senior financial and administrative management positions with various international, publicly-traded companies. Most recently, he was Vice President, Assistant Corporate Controller for Automatic Data Processing, Inc. From 1999 to 2001, Mr. Borzilleri served as Vice President, Corporate Controller and Chief Accounting Officer for United Rentals, Inc. From 1994 to 1999, he was Vice President, Group Controller for Mannesmann Corp., a German industrial company. Prior to that, Mr. Borzilleri was with the Volvo North America Group for nine years, with most of his tenure as the top financial and administrative executive of their U.S. marine and industrial engine business, Volvo Penta North America. He started his career in public accounting with Deloitte & Touche LLP, where he spent seven years in their audit group. Mr. Borzilleri is a Certified Public Accountant and holds a B.S. in Accounting from the State University of New York at Oswego.

        Richard Crowley, 51, has served as Senior Vice President, Biopharmaceutical Operations, since February 2006. In this role, Mr. Crowley oversees the Company's biologics manufacturing operations, which include the manufacturing, process development, engineering and facilities, quality control and quality assurance departments. Mr. Crowley joined the Company in January 2000 as Assistant Vice President, Manufacturing and was promoted to Vice President, Manufacturing and General Manager in June 2001. Prior to joining the Company, Mr. Crowley served in a variety of positions at BASF, Genencor International, Eastman Kodak and Monsanto. Most recently, he served as Director of Biologics Manufacturing at BASF Bioresearch Corp., where he was responsible for the construction and operation of a multi-product biopharmaceutical GMP clinical pilot/production facility. Mr. Crowley received a B.S. in Chemistry from Denison University and an M.S.E. in Chemical Engineering from the University of Pennsylvania.

        Gregory T. Mayes, 39, has served as the Company's Vice President, Interim General Counsel and Acting Secretary since February 1, 2008. He joined the Company in January 2005 as Assistant Vice President, Legal and was promoted to Vice President, Associate General Counsel and Chief Compliance Officer in November 2006 and Vice President and Deputy General Counsel in August 2007. Prior to joining ImClone in 2005, Mr. Mayes served as Senior Counsel at AstraZeneca Pharmaceuticals, LP, where he provided a wide range of legal support to the AstraZeneca Oncology breast cancer and prostate cancer product portfolio. Prior to AstraZeneca, Mr. Mayes worked in private practice at Morgan Lewis LLP and at Klehr, Harrison, Harvey, Branzburg & Ellers LLP located in Philadelphia, Pennsylvania. He is a member of the New Jersey Bar. Mr. Mayes is a 1991 cum laude graduate of Syracuse University, with B.S. Degrees in advertising and political science. He earned his law degree from Temple University School of Law in 1995 where he graduated magna cum laude and was an editor on the Temple Law Review.

        Eric K. Rowinsky, M.D., 51, has served as the Company's Chief Medical Officer since February 2005. Dr. Rowinsky has been an Executive Vice President since December 2007, and prior to that was a Senior Vice President from February 2005 until December 2007. Dr. Rowinsky was also a Clinical Professor of Medicine (Division of Medical Oncology) at the University of Texas Health Science Center, San Antonio, Texas from 1996 to 2006. More recently, Dr. Rowinsky held the position of Director of the Institute of Drug Development at the Cancer Therapy and Research Center's Institute for Drug Development (IDD) from 2002 to 2004 and was the Director of Clinical Research at the IDD from 1996 to 2002. In addition, he held the SBC Endowed Chair for Early Drug Development at the IDD. Dr. Rowinsky also served as an Associate Professor of Oncology at Johns Hopkins University until 1996. Dr. Rowinsky's research and clinical interests include preclinical, translational, and early clinical and pharmacological studies of novel anticancer drugs, as well as discerning and evaluating developmental and regulatory strategies. He is the Editor-in-Chief of Investigational New Drugs, and an Associate Editor of Cancer Research, Clinical Cancer Research, Annals of Oncology, and several other oncology journals. He served on the Board of Scientific Counselors of the National Cancer Institute from 2004 to 2007. Dr. Rowinsky is also on the Board of Directors of Adventrx Pharmaceuticals, Inc. Dr. Rowinsky received a B.A. degree from New York University and an M.D. degree from the Vanderbilt University School of Medicine. Following his residency in internal medicine, he completed fellowship training in medical oncology at the Johns Hopkins University School of Medicine.

        Larry Witte, Ph.D., 63, has served as the Company's Senior Vice President, Research since July 2007. Dr. Witte also serves as an Adjunct Professor of Anatomy and Cell Biology at Columbia University's College of Physicians and Surgeons, New York, NY. Dr. Witte previously worked for the Company from 1990 until December 2005 as a Vice President, Research. Prior to rejoining the Company he was Chief Scientific Officer at Cylene Pharmaceuticals Inc., San Diego, CA, from January

2006 to July 2006, where Dr. Witte was responsible for research and development. He has over 100 peer-reviewed publications and is a member of the American Association for the Advancement of Science, American Society of Hematology, American Association for Cancer Research, and the American Society of Cancer Oncology. Dr. Witte earned his B.S. and his Ph.D. from Iowa State University. He then completed a post-doctoral program in Cell Biology at Columbia University's College of Physicians and Surgeons under Dr. DeWitt Goodman and completed a research fellowship at the Mayo Clinic, Rochester, MN. Dr. Witte then returned to Columbia University's College of Physicians and Surgeons where he held a dual faculty appointment in the Department of Medicine and the Department of Anatomy and Cell Biology.

  Information Concerning Former Executive Officers

        Lisa Cammy, resigned from the Company effective June 1, 2007. Prior to her resignation, she served as Vice President, Human Resources, since June 2004.

        Daniel J. O'Connor, resigned from the Company effective February 19, 2008. Prior to his resignation, Mr. O'Connor had served as the Company's Senior Vice President, General Counsel since April 26, 2007, and prior to that date he served as Interim General Counsel and Secretary since September 2006, and in December 2006, was promoted to Senior Vice President of the Company.

        Ana I. Stancic, resigned from the Company effective September 28, 2007. Prior to her resignation she served as Senior Vice President, Finance since September 2006, having joined the Company as Vice President, Controller and Chief Accounting Officer on February 4, 2004, and having been named Vice President, Finance and Chief Accounting Officer in July 2006.

Family Relationships

        There are no family relationships between our directors and executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC reports of ownership of the Company's securities and changes in reported ownership. Executive officers, directors and greater than ten percent stockholders are required by SEC rules to furnish the Company with copies of all Section 16(a) reports they file.

        Based solely on a review of the copies of such forms furnished to the Company, or written representations from the reporting persons that no Form 5 was required, the Company believes that, during the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners were met, other than the late filing of one Form 5 filing by Mr. Bailey to report certain options held by his spouse that should have been reported on his initial Form 3 filing.

Code of Business Conduct and Ethics

        The Company has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers, employees and consultants, a copy of which is posted on the Company's website at www.imclone.com. The Company intends to disclose any substantive amendment or waivers to such code.

Audit Committee

        The Audit Committee monitors the integrity of the Company's financial statements, the independence, qualifications and performance of the independent registered public accounting firm, the performance of the Company's internal auditors and the effectiveness of the Company's disclosure controls and internal control over financial reporting. The Audit Committee is also responsible for retaining, evaluating, and, if appropriate, recommending the termination of, the Company's independent registered public accounting firm. The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee operates under a written charter approved by the Board on August 14, 2003, as amended and restated. The amended and restated charter is posted on the Company's website at www.imclone.com. The Audit Committee met nine times during fiscal year 2007. The current members of the Audit Committee are Jules Haimovitz (Chairman), Peter S. Liebert and Charles Woler. In addition, John A. Fazio (then-Chairman) and William R. Miller served on the Audit Committee until Mr. Fazio's resignation from the Board on April 24, 2007 and Mr. Miller's retirement from the Board on August 2, 2007. Each of these members is independent under the SEC and The Nasdaq Stock Market LLC (Nasdaq) rules and listing standards currently in effect. The Board had determined that Mr. Haimovitz was an audit committee financial expert within the meaning of applicable SEC rules during fiscal year 2007 and Mr. Fazio was an audit committee financial expert up through the date of his resignation.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

  Executive Compensation Philosophy

        The Company's general executive compensation philosophy is based on the premise that compensation should relate to both the Company's and the executive officer's performance, and should be set at levels that support the Company's business strategies and long-term objectives while being closely aligned with the stockholders' interests. Recruitment and retention of leadership to manage the Company requires a competitive compensation package. The Compensation Committee of the Company's Board of Directors (the "Compensation Committee") believes that the appropriate elements of the executive compensation package are base salary, an annual cash bonus and long-term equity incentive compensation.

        It should be noted that in 2007, the Company appointed new individuals to the following executive positions:

  •
  Chief Executive Officer

  •
  Senior Vice President, Research

  •
  Vice President, Business Development

  •
  Vice President, Human Resources and

  •
  Interim Vice President, Finance

        In addition, the composition of the Compensation Committee changed with the departure of William R. Miller and the additions of Thomas F. Deuel, Jules Haimovitz and Carl C. Icahn in August 2007.

  Corporate and Individual Goals

        The Company's management collectively formulated goals for 2007, which were then approved by the Company's Board of Directors and/or Compensation Committee. The Company's 2007 corporate goals and objectives were to:

  •
  maximize ERBITUX® revenues, by

  •
  achieving a specified dollar amount in U.S. sales;

  •
  expanding the Company's sales force to sixty-five field sales representatives;

  •
  developing a filing strategy for certain additional ERBITUX-related sBLA filings;

  •
  commencing Phase II trials in new tumor types; and

  •
  completing an agreement with BMS to require BMS to further invest in the clinical development and commercialization of ERBITUX;

  •
  move product candidates (11F8, 1121B, A12, 18F1, 3G3) into the next stage of clinical development;

  •
  hire a Chief Executive Officer;

  •
  aggressively pursue out-licensing opportunities related to ERBITUX and our pipeline candidates as well as in-licensing opportunities of late stage product candidates on favorable terms;

  •
  develop and implement a comprehensive strategy to optimize our BB50 manufacturing facility while maintaining our ability to meet long term commercial and clinical product supply forecasts;

  •
  continue researching and pursuing innovative targets and prepare to deliver an IND for product candidate EB10 (Flt 3);

  •
  reorganize research activities through establishment of new departments based on relevant functional areas;

  •
  establish at least one new broad area of biological research within the Company and initiate a program to develop antibodies directed to key targets which define that research area;

  •
  make a decision about the future location of research activities of the Company and develop a plan for implementing this decision;

  •
  win or settle on favorable terms all intellectual property litigations; and

  •
  file at least twenty new patent applications in 2007.

        The achievement of these corporate goals and objectives was assessed at the end of the year by the Compensation Committee with input from the executive officers of the Company. We achieved certain goals, such as (i) expanding the sales force to sixty-five field sales representatives, (ii) completing an amendment to the agreement with BMS, (iii) commencing Phase II trials in new tumor types, (iv) moving product candidates into the next stage of clinical development, (v) hiring a Chief Executive Officer, (vi) aggressively pursuing licensing opportunities, (vii) developing and implementing a strategy for our BB50 manufacturing facility, (viii) preparing to deliver an IND for EB10 (Flt 3), (ix) reorganizing research activities, and (x) establishing a new broad area of biological research. However, we did not achieve other goals such as (a) achieving a specified dollar amount in U.S. sales, (b) making a decision about the future location of research activities, (c) settling all intellectual property litigations, although it should be noted that the Company settled two of the three largest intellectual property litigations, and (d) filing at least twenty new patent applications.

        In addition to the corporate goals, each executive officer also established individual goals in consultation with the Chief Executive Officer. Individuals goals were approved by the Compensation Committee for Michael Bailey, Senior Vice President, Commercial Operations; Peter Borzilleri, Interim Vice President, Finance; Richard Crowley, Senior Vice President, Biopharmaceutical Operations; Daniel J. O'Connor, Senior Vice President and General Counsel; Eric K. Rowinsky, Executive Vice President and Chief Medical Officer; and Larry Witte, Senior Vice President, Research. No goals were common to all of the executive officers, although the goals for Messrs. Bailey, Crowley and Dr. Rowinsky significantly overlapped with the corporate goals. For instance, all three shared the goal to maximize ERBITUX revenues, including achieving a specified dollar amount in U.S. sales. In addition, the goals for Dr. Witte overlapped with the corporate goals that related to the Company's research. The remaining goals for each executive officer were specific to such officer's job and were dependent on a combination of objective and subjective criteria. For example, Mr. Borzilleri had goals specific to the Finance Department such as "ensure timely and accurate periodic closings and external financial reporting", Dr. Witte had goals specific to the Research Department such as "restructure the organization of the Research Department", while Dr. Rowinsky also had goals relating to the launching of specified clinical trials for our other pipeline candidates and developing regulatory strategies relating to the use of ERBITUX in additional indications.

        The Board of Directors and the Compensation Committee approved the corporate goals and the individual goals for executive officers for 2007. As part of the year-end review process, each executive officer evaluated his or her performance against the individual goals. Our Chief Executive Officer, John Johnson, with input from the Vice President, Human Resources, then appraised the performance of each executive officer by reviewing his or her individual goals and self-evaluation. After completing the review, Mr. Johnson provided a performance assessment of each executive officer against the individual goals and assigned performance ratings, in accordance with performance ratings that are assigned to all employees of the Company, of Clearly Outstanding, Exceeds Expectations, Meets Expectations, or Below Expectations.

        The executive officers all received ratings of either Exceeds Expectations or Meets Expectations, which are overwhelmingly the most common ratings given to employees of all levels throughout the Company. Based upon his review and ratings, Mr. Johnson then provided his recommendations for each executive officer to the Compensation Committee for salary increase, bonus and restricted stock unit ("RSU") award. All of the recommendations were within company guidelines for salary increases, bonuses and RSU awards that had been approved by the Compensation Committee for all employees. These company guidelines provide for (i) ranges of salary increases for all employees from nothing for employees rated at Below Expectations to 7% or more of base salary for employees rated at Clearly Outstanding, and with most employees receiving a salary increase between 2% and 6% of base salary, (ii) ranges of bonuses depending upon level, with Vice Presidents receiving approximately 32% for Meets Expectations and 37% for Exceeds Expectations and Senior Vice Presidents receiving approximately 38% for Meets Expectations and 43% for Exceeds Expectations, and (iii) ranges of RSU awards depending upon level, with Vice Presidents receiving 2,720 RSUs for Meets Expectations and 4,080 RSUs for Exceeds Expectations and Senior Vice Presidents receiving 6,000 RSUs for Meets Expectations and 8,000 RSUs for Exceeds Expectations. In addition, employees may receive salary increases for promotions and/or salary adjustments for below market salaries that range from 4% to 10% for employees up to the level of Vice President if required based upon internal and external benchmarking against similar positions. Salary increases for promotions and/or salary adjustments for below market salaries for Vice Presidents and above are agreed upon by the Human Resources Department, the relevant executive officer, the Chief Executive Officer, and the Board of Directors or Compensation Committee, as needed. The recommendations for salary adjustments for below market salaries for Drs. Rowinsky and Witte and Messrs. Bailey and Crowley generally were more than the amounts designated for all other employees in the approved guidelines because we benchmarked the base salaries and total compensation for the executive officers against comparable companies in our industry and determined that, in some instances, our base salaries were significantly lower, and in nearly all instances our total compensation was lower.

        The Compensation Committee discussed the performance of each executive officer in an executive session and considered such performance, as well as the approved guidelines before approving final compensation. For each new executive officer appointed in 2007, any bonus and RSU awards were prorated. Executive officers appointed after September 30, 2007 received no bonus or RSU awards. The Compensation Committee met with the Chief Executive Officer and the Vice President, Human Resources to discuss each executive officer except when the Compensation Committee discussed the Chief Executive Officer or the Vice President, Human Resources. The Chief Executive Officer was present for the discussion of the Vice President, Human Resources. No executive officer was present for the discussion of the Chief Executive Officer.

        For 2007, salaries for all Senior Vice Presidents were set at $325,000, which the Compensation Committee viewed as fair compensation for that level, except for Dr. Rowinsky, who received a base salary of $415,000. In establishing base salaries for 2008, bonuses and RSU awards for the executive officers, the Compensation Committee considered the executive's annual review, awards given to the executive in past years, progress toward or attainment of the Company's corporate goals and objectives including performance, stockholder return and such other factors as the Compensation Committee deemed appropriate and in the best interests of the Company and its stockholders. The Compensation Committee followed the recommendations provided by Mr. Johnson for 2008 salary increases and 2007 bonuses for the executive officers. However, the Compensation Committee decided not to follow the recommendations for the RSU awards. Instead, the Compensation Committee decided to reduce the amount of each RSU award for the executive officers by approximately 25% to reflect that some of the corporate goals were not met. The actual compensation approved by the Compensation Committee for each executive officer was within company guidelines that had been approved for all employees for salary increases and bonuses, but was below the company guidelines for RSU awards. It should be noted that Drs. Rowinsky and Witte and Messrs. Bailey and Crowley received additional salary adjustments because their total compensation was below market. In addition, during 2008 the Compensation Committee, on its own initiative, decided to award 20,000 RSUs to Dr. Rowinsky, all of which vest on the three year anniversary of the grant date, and 10,000 RSUs to Mr. Crowley, all of which vest on the three year anniversary of the grant date, in order to provide an added incentive for these two key executive officers to remain with the Company over the next three years.

        The Compensation Committee periodically considers the appropriate combination of cash and stock equity-based compensation and weighs the competitiveness of the Company's overall compensation arrangements in relation to comparable biopharmaceutical companies. In 2007, the Company's Human Resources Department retained ORC Worldwide, a compensation consultant, to assist with structuring the Company's various compensation programs and determining appropriate levels of base salary, bonus and other compensatory awards payable to the Company's executive officers and other key employees. ORC Worldwide provided comprehensive benchmarking of base salary, bonus and annual RSU awards for each executive officer position. ORC Worldwide benchmarked the Company using a variety of surveys, including the ORC Executive Compensation Survey, the Mercer Executive Compensation Survey, the Watson Wyatt Executive Compensation Survey, and data drawn from the salary.com online proxy analysis tool. Furthermore, ORC Worldwide weighted data subsets from each of these surveys in order to provide analytical information for companies of appropriate size, product content or organizational activity. The proxy analysis emphasized appropriate industries, including the pharmaceutical and biotechnology industries, to provide a more precise measurement of the competitive market. ORC Worldwide concluded that: (i) most executive officers at the Company are compensated in base salary at less than the competitive market, (ii) with the exception of the Chief Executive Officer and Vice President, Project Management, all executive officer positions have a target bonus percentage that is significantly below the competitive market, and (iii) the Company's overall RSU grant values appear to be significantly below the competitive market. ORC Worldwide further concluded that the overall package for most executive officer positions at the Company is significantly below the competitive market. Our analysis of executive compensation does not provide for a percentage comparison against the competitive market.

        Section 162(m) of the Code imposes a limit of $1,000,000 on the amount of compensation that the Company may deduct in any one year with respect to its Chief Executive Officer and four most highly compensated other executive officers. Certain performance-based compensation approved by stockholders is not subject to the deduction limit. In fiscal year 2004, the Company's stockholders approved an annual incentive plan for executive officers of the Company that satisfies the requirement of Code Section 162(m). It is the general policy of the Company to have its executive compensation plan qualify to be treated as deductible compensation whenever, in the judgment of the Compensation Committee, it would be consistent with the objectives of the annual incentive plan and the best interests of the Company and its stockholders. At other times, the Company reserves the right to provide compensation to its employees that is not fully deductible.

        Base Salary.    The Compensation Committee reviews the history of, and recommendations for, the compensation of the Company's executive officers, including cash and equity-based components. The Compensation Committee believes that the base salaries are appropriate as base compensation to compensate the Company's executive officers for the functions they perform and other considerations. Base salaries are reviewed annually by the Compensation Committee and may be adjusted in accordance with factors such as individual performance, the functions performed by the executive officer, and changes in the compensation peer group in which the Company competes for executive talent. The weight given such factors by the Compensation Committee may vary from executive to executive. For 2007, salaries for all Senior Vice Presidents were set at $325,000, which the Compensation Committee viewed as fair compensation for that level, except for Dr. Rowinsky, who received a base salary of $415,000. In December, 2007, prior to the year-end review process for 2008, the Compensation Committee approved an increase in salary of $50,000, for a total salary of $375,000, for Mr. Crowley, and a promotion to Executive Vice President and an increase in salary of $85,000, for a total salary of $500,000, for Dr. Rowinsky. These amounts were higher than for other executive officers because Mr. Crowley and Dr. Rowinsky were identified as key employees that the Company wanted to retain, and the increase in salary was an effort to position their total compensation more competitively against externally benchmarked talent. The salary increases place the total compensation for Mr. Crowley just under the median for comparable positions and Dr. Rowinsky significantly above the median for comparable positions. Mr. Crowley and Dr. Rowinsky did not receive additional increases in their base salaries as part of the year-end process. At year-end, the remaining officers received increases in their base salaries of various amounts based upon internal and external benchmarking against similar positions, with such salary increases being agreed upon by the Human Resources Department, the relevant executive officer, the Chief Executive Officer and the Board of Directors, as needed.

        Annual Bonus Compensation.    The Compensation Committee's policy of awarding annual cash bonuses is designed to specifically relate executive pay to Company and individual performance. Bonuses provide financial rewards for the achievement of substantive individual and Company objectives. As discussed above, the Compensation Committee sets target amounts for bonuses based upon grade level and performance rating. The target amounts are a percentage of base salary. These target amounts are part of the approved guidelines and are significantly below the competitive market based upon data from ORC Worldwide. All of the bonuses for the executive officers were within the approved guidelines for all employees.

        Equity Compensation.    The Company grants share-based compensation to help retain employees since equity awards generally have multi-year vesting periods as well as to align employees' interests with stockholders' interests. Stock options have value to an employee only if the Company's stock price increases above the employee's option exercise price and the employee remains employed by the Company for the period required to exercise the stock options. Stock options and RSUs provide an incentive to improve the Company's performance and an incentive to remain employed by the Company. Share-based compensation directly links a portion of an employee's compensation to stockholders' interests by providing an incentive to maximize stockholder value. The Company's stock incentive programs are broad-based, and the substantial majority of its full-time employees received RSU grants in 2007. With respect to the executive officers, the Compensation Committee decided not to follow the recommendations provided by Mr. Johnson for the RSU awards. Instead, the Compensation Committee decided to reduce the amount of each RSU award for the executive officers by approximately 25% to reflect that some of the corporate goals were not met. In addition, during 2008 the Compensation Committee decided to award 20,000 RSUs to Dr. Rowinsky, all of which vest on the three year anniversary of the grant date, and 10,000 RSUs to Mr. Crowley, all of which vest on the three year anniversary of the grant date, in order to provide an added incentive for these two key executive officers to remain with the Company over the next three years.

        Equity Compensation Plans.    On September 20, 2006, the shareholders approved and the Company adopted the 2006 Stock Incentive Plan (the "06 Plan"). Under the 06 Plan, the Company has the ability to grant (i) stock options; (ii) stock appreciation rights; (iii) restricted stock awards; (iv) RSU awards; (v) performance awards; and (vi) other share-based awards. The aggregate number of shares of common stock that may be granted or used for reference purposes under the 06 Plan is limited to 5,500,000 shares plus common stock available for grant under prior plans. Any shares of common stock that are subject to awards other than stock options or stock appreciation rights will be counted against this limit as two shares for every share granted. As of December 31, 2007, the number of remaining shares authorized and available for grant under the plans discussed above was approximately 6,370,585. Any common stock referenced in a stock-based award which is cancelled, forfeited or expires, whether such award was granted under the 06 Plan or prior plans, shall again become available for grant under the 06 Plan.

        In general, equity grants that executive officers receive when they begin employment or are promoted at the Company are exercisable 25% each year, vesting on each of the first four anniversaries of the date of grant. Beginning in 2005, subsequent equity compensation grants generally are exercisable 33 1/3% each year, vesting on each of the first three anniversaries of the date of grant. Equity compensation grants are typically made in the first quarter of the year at a price that is equal to the closing market price of the Company's common stock on the date of grant. From time to time, the Company grants stock options to executive officers that have different vesting schedules.

        While the Company continues to grant stock options to new hires and in connection with promotions, in February 2007 and 2008, the Company awarded RSU under the 06 Plan to its executive officers in lieu of stock options for the equity portion of their annual compensation. In light of the historic volatility of the market price of the Company's common stock and the Company's desire to provide an attractive mechanism to retain employees, the Compensation Committee concluded that use of RSU awards is more efficient in delivering value to employees at the conclusion of the vesting period than stock option awards.

        For 2007, the Compensation Committee determined that a fixed number of RSUs should be given to employees based upon grade level and performance rating. The Company does not have any guidelines regarding annual size of equity awards relative to total outstanding shares.

        In November 2007, the Board of Directors decided that all equity grants that are issued going forward from that date would not be subject to the change in control provision in the 06 Plan, which generally provides that option awards will be fully vested and immediately exercisable and restrictions on RSU awards will lapse upon (i) the occurrence of a change-in-control, unless the Compensation Committee concludes that such awards will continued following such change-in-control, or (ii) the termination of the participant without cause or resignation for good reason within 18 months of such change-in-control. However, the Compensation Committee may, in its discretion, issue discrete equity grants that are subject to the change in control provision in the 06 Plan.

        Retention Plan.    Following discussions with its compensation consultant at the time, in January 2006 the Compensation Committee approved and the Company adopted a 2006-2008 Retention Plan (the "Retention Plan"), effective as of January 1, 2006, for performance periods commencing on January 1, 2006 and ending December 31, 2007 and December 31, 2008 (each, a "Performance Period"). At the same time, the Compensation Committee approved the share performance criteria that will be used to determine cash bonus awards under the Retention Plan, and the terms of the individual awards to eligible employees under the Retention Plan for each of the two Performance Periods. In general, the target dollar amounts for eligible employees are the same for the two Performance Periods.

        The purpose of the Retention Plan was to create long-term incentive awards covering the 2006-2008 period, at levels the Compensation Committee thought appropriate, for executives and other employees in light of the limited number of shares remaining available for grant under the 2002 Stock Option Plan. Since the Compensation Committee's current preference is to make equity awards, the Compensation Committee does not expect to make any additional awards under the Retention Plan or to adopt any similar multi-year non-equity compensation plans in the near future.

        Based upon the grant date stock price (which was $32.99), each participant in the Retention Plan will have the opportunity to earn cash in the amount of (i) 150% of the target award opportunity if the average share price for the thirty-day period ending on the last day of a performance period is at least 150% of the grant date stock price, (ii) 100% of the target award opportunity if such average share price with respect to a performance period is 100% of the grant date stock price, or (iii) zero if such average share price with respect to a performance period is less than the grant date stock price. Linear interpolation will be used to calculate the percentage of the target award opportunity earned for performance above the grant date stock price, up to a maximum of 150% of the target award opportunity. In order for Retention Plan participants to receive their target awards for the January 1, 2006 through December 31, 2007 and January 1, 2006 through December 31, 2008 performance periods, the average share price for the thirty-day periods ending December 31, 2007 and December 31, 2008 will have to be at least $32.99. In order for Retention Plan participants to receive their maximum awards for the January 1, 2006 through December 31, 2007 and January 1, 2006 through December 31, 2008 performance periods, the average share price for the thirty-day periods ending December 31, 2007 and December 31, 2008 will have to be at least $49.48.

        Change-in-Control Plan.    The Board adopted a Change-in-Control Plan effective September 1, 2004, as amended February 16, 2006. The stated purpose of the plan was to maintain the focus of certain key employees of the Company on the business, mitigate the distractions that could be caused if the Company were to become the target of an acquisition strategy, and provide certain benefits to the covered employees if a change-in-control of the Company (as such term is defined in the plan, a "Change-in-Control") occurs and/or the employee's employment is terminated in connection with such change-in-control. Participants in the Change-in-Control Plan are selected by the Compensation Committee. Currently, Dr. Rowinsky and Messrs. Crowley and Bailey participate in the Change-in-Control Plan, all of whom are tier 2 participants. It was intended that executive officers would be put into different tiers based upon their title and grade. For instance, the Chief Executive

Officer would be tier 1, executive vice presidents and senior vice presidents would be tier 2, certain vice presidents would be tier 3 and other vice presidents would be tier 4. However, generally the Compensation Committee decided that the officers should be tier 2 or tier 3 participants. The structure of the tiers was developed to be consistent with competitive practice, which the Compensation Committee determined to be reasonable based on the analysis prepared by its outside compensation consultants at the time. However, since October 2006, new executive officers have not been added to the Change-in-Control Plan because the Compensation Committee has concluded that the Change-in-Control Plan benefits are overly generous.

        In the event of a Change-in-Control, all equity-based compensation awards held by the plan participants will vest in full (unless the Compensation Committee determines that the participants' awards will be substituted for equity awards in the surviving entity of equivalent economic value) and any deferred compensation of participants will become non-forfeitable. In addition, if a participant in the Change-in-Control Plan is terminated in connection with a change-in-control by the Company without "cause" or by the participant for "good reason" (as such terms are defined in the plan), the Company will pay to the participant a cash payment equal to the participant's earned but unpaid base salary and bonus, unreimbursed expenses, any other accrued obligations, a pro rata bonus based on target bonus for the year of termination, and a multiple of base salary and bonus (with the multiplier ranging from 0.5 to three based on the tier assigned to the participant under the plan, with tier 2 participants receiving a multiplier of 2 and tier 3 participants receiving a multiplier of 1).

        In connection with a termination described in the preceding sentence, if the participant signs a waiver and release of claims against the Company and its affiliates, each participant will vest in full in all long-term incentive arrangements he or she has with the Company and be entitled to continued health coverage for six to 18 months (based on the participant's plan tier) and outplacement services for six months. These benefits are reduced by any other severance amounts for which the participants are eligible under any other arrangement of the Company or its subsidiaries. As a condition to receipt of these benefits, each participant agrees to be bound by non-competition, non-solicitation, confidentiality, return of Company property, and cooperation covenants contained in the plan. The non-competition and non-solicitation covenants have a term of twelve months after the termination date for tier 1, tier 2 and tier 3 participants, and six months after the termination date for tier 4 participants. In addition, the confidentiality covenant has no time limit as long as a participant has trade secret, proprietary or confidential information.

        The plan permits alternative treatment of excise taxes imposed on participants pursuant to Section 4999 of the Code. Dr. Rowinsky and Messrs. Crowley and Bailey are eligible to receive a full gross-up payment by the Company, subject to the Plan's limitations.

        The Change in Control Plan defines "cause" as the occurrence of (i) an indictment of the participant involving a felony or a misdemeanor involving moral turpitude, (ii) willful misconduct or gross negligence by the participant resulting, in either case, in harm to the Company, (iii) failure by the participant to carry out the directions of the Board or the participant's immediate supervisor, as the case may be, or (iv) fraud, embezzlement, theft or dishonesty against the Company or a material violation of a policy or procedure of the Company, resulting, in any case, in harm to the Company.

        The Change in Control Plan defines resignation for "good reason" as the occurrence of any of the following within the 60-day period preceding the date of termination: (i) a material adverse diminution of the participant's titles, authority, duties or responsibilities, or the assignment to the participant of titles, authority, duties or responsibilities that are materially inconsistent with his or her titles, authority, duties and/or responsibilities in a manner materially adverse to the participant, (ii) a reduction in the participant's base salary, annual target bonus, or maximum bonus without the participant's prior written consent (other than any reduction applicable to employees generally), (iii) an actual change in the participant's principal work location by more than 75 miles and more than 75 miles from the participant's principal place of abode as of the date of such change in job location without the participant's prior written consent, or (iv) a failure of the Company to obtain the assumption in writing of its obligation under the Change-in-Control Plan by any successor to all or substantially all of the assets of the Company within 45 days after a merger, consolidation, sale or similar transaction that qualifies as a Change in Control.

        Severance Plans.    To enhance the predictability of treatment for executives at the level of Vice President and above whose employment with the Company is terminated by the Company without cause, the Compensation Committee approved and adopted a Senior Executive Severance Plan, effective in 2004, and continues to believe that it generally provides adequate protection for its participants. Under this plan, each covered employee is eligible to receive a severance payment from the Company (varying between six and twelve months of the employee's base salary depending on title and length of service) upon any involuntary termination of his or her employment by the Company without cause. In addition, following discussions with its then compensation consultant, the Compensation Committee determined that additional protection on termination was desirable for certain Vice Presidents and that such termination protection was also needed for selected other employees. Accordingly, in February 2006, the Compensation Committee adopted a Transition Severance Plan (the "Transition Plan") for such employees. The Transition Plan was adopted in order to retain certain key employees at a time when the Company was evaluating strategic alternatives to maximize shareholder value, including a merger, sale or strategic alliance and provided for twelve months of base salary for all participants following either termination by the Company other than for cause or resignation by the employee following a change-in-control for good reason. The Company announced in August 2006 that it was no longer pursing such strategic alternatives, so the Transition Plan was not renewed upon its expiration in August 2007.

        Perquisites and Other.    In 2004, the Compensation Committee eliminated personal-benefit perquisites such as golf club memberships and car allowances for executive officers. There are no outstanding loans of any kind to any executive officer, and federal law prohibits any new company loans to executive officers. The Company expects its executive officers to be role models under, and to comply with, its Code of Business Conduct and Ethics, which is applicable to all employees. In addition, the Company has adopted an additional code of ethics for its Chief Executive and Senior Financial Officers. Copies of both codes are posted on the Company's website www.imclone.com.

  Chief Executive Officer Compensation

        The Compensation Committee follows the same philosophy of compensation for the Chief Executive Officer as it does for its other executives. The Compensation Committee tries to ensure that the Chief Executive Officer's compensation is commensurate with that of chief executive officers of comparable corporations.

        The Company did not have a Chief Executive Officer from October 24, 2006 until Mr. Johnson began his employment on August 27, 2007. While the Company did not have a Chief Executive Officer, a then-newly formed Executive Committee of the Board (the "Executive Committee") was created. The Executive Committee served as the principal executive body for the Company until Mr. Johnson's employment commenced. The Executive Committee continues to advise Mr. Johnson on issues facing the Company, and it is chaired by Dr. Denner and includes Dr. Mulligan.

        Mr. Johnson signed an employment agreement with a term of four years. Pursuant to the employment agreement, he received a sign-on bonus of $100,000, and he will receive an annual base salary of $600,000 while he serves as Chief Executive Officer, which amount was prorated to reflect service commencing on August 27, 2007. Mr. Johnson also participates in the Company's annual incentive plan, applicable to senior executives, with an annual cash target award of 100% of base salary.

He also received a grant of restricted stock units in the amount of 31,347 RSUs (representing shares of the Company's common stock with a market value of $1 million on the grant date), vesting in equal amounts over four years, and an option to purchase 350,000 shares of the Company's common stock pursuant to the Company's 2006 Stock Incentive Plan, also vesting in equal amounts over four years. Mr. Johnson purchased 13,609 shares of the Company's common stock on September 7, 2007 with a market value of $500,000 on such date, pursuant to the terms of his employment agreement.

        Mr. Johnson does not participate in the Company's Change in Control Plan or Senior Executive Severance Plan. Instead, in the event of Mr. Johnson's termination by the Company without cause or his resignation for good reason, whether or not in connection with a Change of Control, Mr. Johnson will be entitled to receive severance equal to 12 months of base salary plus a prorated cash bonus together with the immediate vesting of the RSUs and the stock option described above. In addition, in the event of a Change of Control, such RSUs and stock option will vest immediately upon the occurrence of such event. In the employment agreement, "Change of Control" is defined as any person (other than (i) any shareholder who, as of the date of the agreement has a Schedule 13D on file with the Securities and Exchange Commission, (ii) any trustee or other fiduciary holding securities under an employee benefit plan of the Company, or (iii) any corporation owned, directly or indirectly, by the stockholders of the Company, in substantially the same proportions as their ownership of stock of the Company), that acquires, in a single transaction or a series of transactions (whether by merger, consolidation, reorganization or otherwise), beneficial ownership of securities representing 100% of voting power of the Company.

        The Company relied on Frederic W. Cook & Co., Inc., a compensation consultant that was retained by the Compensation Committee, to help negotiate the agreement with Mr. Johnson. The Compensation Committee agreed to the amount of the base salary and bonus based upon benchmarking of similar companies. The Compensation Committee agreed to provide the RSUs and option to purchase common stock both as a retention tool and because it thought that it is important for the Chief Executive Officer to own the Company's stock in order to align his interests with the shareholders. The Compensation Committee also required Mr. Johnson to purchase $500,000 of the Company's common stock at prevailing market prices to further align his interests with the shareholders. The Company believes that Mr. Johnson's total compensation is slightly below the median for the competitive market.

Compensation Committee Interlocks and Insider Participation

        No member of the Company's Compensation Committee was engaged in a related party transaction with, or was an officer or employee of, the Company or its subsidiaries during 2007. There are no interlocking relationships involving the Company's Compensation Committee and the board of directors or members of a compensation committee of any other company that would require disclosure under the executive compensation rules of the SEC.

        David Sidransky, the chairman of the Company's Compensation Committee, is a director and approximately 34% shareholder of Champions Biotechnology, Inc. (Champions). The Nominating and Corporate Governance Committee and Research and Development Oversight Committee of the Board of Directors have approved entering into a transaction with Champions to conduct research on tumors taken from patients and inserted into mice. Although no formal agreement has been concluded with Champions at this time, the Company anticipates that payments to Champions under the proposed transaction would be approximately $198,000.

Compensation Committee Report

        The Committee has reviewed the Compensation Discussion and Analysis and discussed that Analysis with management. Based on its review and discussions with management, the Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in the Company's Amendment No. 1 on Form 10-K/A to its Annual Report as filed on Form 10-K for the year ended December 31, 2007. This report is provided by the following independent directors, who comprise the Committee:

David Sidransky (Chairman) Alexander J. Denner Thomas F. Deuel Jules Haimovitz Carl C. Icahn

        The foregoing Report of the Compensation Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any prior or future Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this Report by reference therein.

Compensation of Named Executive Officers (NEOs)

        The following tables and information outline the compensation, including salary, bonus, stock options, RSU and other compensation for the fiscal years ended December 31, 2007 and 2006, for (i) each person who acted as our principal executive officer during our 2007 fiscal year, (ii) each person who acted as our principal financial officer during our 2007 fiscal year, and (iii) our three most highly compensated other executive officers who were serving as executive officers at the end of our 2007 fiscal year.

Summary Compensation Table for Fiscal Years 2007 and 2006

Name and Principal Position	Year	Salary ($)		Bonus ($)(1)			Stock Awards ($)(2)		Option Awards ($)(2)		Non-Equity Incentive Plan Compensation ($)(3)		All Other Compensation ($)(9)		Total ($)
John H. Johnson Chief Executive Officer(4)	2007		$207,692		$250,000			$86,240		$424,857		$—		$100,249		$1,069,038
Alexander J. Denner, Ph.D. Board Executive Committee Chairman and former acting Principal Executive Officer(5)	2007 2006	$ $	— —	$ $	— —		$ $	— —	$ $	— —	$ $	— —	$ $	— —	$ $	— —
Peter R. Borzilleri Interim Vice President, Finance and Principal Financial Officer(6)	2007 2006	$ $	258,091 247,507	$ $	96,500 105,437		$ $	30,154 —	$ $	33,716 37,898	$ $	78,200 —	$ $	8,363 7,553	$ $	505,024 398,395
Ana I. Stancic Former Senior Vice President, Finance and former Principal Financial Officer(7)	2007 2006	$ $	265,000 266,448	$ $	— 135,000		$ $	— —	$ $	101,287 87,867	$ $	— —	$ $	7,689 7,272	$ $	373,976 496,587
Eric K. Rowinsky, M.D Chief Medical Officer and Executive Vice President of Clinical Research	2007 2006	$ $	415,000 395,000	$ $	178,500 180,000	(8)	$ $	68,923 —	$ $	127,710 121,413	$ $	97,143 —	$ $	8,807 93,041	$ $	896,083 789,454
Richard Crowley Senior Vice President, Biopharmaceutical Operations	2007 2006	$ $	325,000 294,691	$ $	140,000 135,000		$ $	68,923 —	$ $	180,264 161,111	$ $	78,200 —	$ $	8,807 7,787	$ $	801,194 598,589
Michael P. Bailey Senior Vice President of Commercial Operations	2007 2006	$ $	325,000 271,974	$ $	130,000 135,000		$ $	68,923 —	$ $	148,350 86,045	$ $	91,234 —	$ $	8,096 6,388	$ $	771,603 499,407

(1)
All bonus awards were paid in cash. Bonuses are recorded for the period in which they were earned.

(2)
Represents amounts recognized as compensation expense by the Company during each year in accordance with SFAS 123R for RSU and stock options. The assumptions used for both the stock option and RSU grants can be found in Note 11(d) of the Notes to the Consolidated Financial Statements as filed on Form 10-K for the year ended December 31, 2007.

(3)
Represents amounts paid under the Company's Retention Plan for the performance period ended December 31, 2007.

(4)
Mr. Johnson joined the Company as its new Chief Executive Officer on August 27, 2007.

(5)
Dr. Denner did not receive compensation as the acting principal executive officer; he is compensated as a member of the Board of Directors. See the Director Compensation Table on page 20 for information regarding compensation Dr. Denner received as a Director.

(6)
Mr. Borzilleri became interim Principal Financial Officer on September 4, 2007, following Ms. Stancic's announcement of resignation.

(7)
Ms. Stancic resigned as of September 30, 2007.

(8)
Includes an additional $20,000 paid to Dr. Rowinsky in March 2007 in respect to his 2006 bonus.

(9)
See table below for details of All Other Compensation by individual.

All Other Compensation for Fiscal Years 2007 and 2006

NEO	Year	Company Paid Life and Long-term Disability Insurance Premiums		401(k) Match		Other Bonuses			Total ($)
John H. Johnson	2007		$249		$—		$100,000	(1)		$100,249
Peter R. Borzilleri	2007 2006	$ $	1,613 953	$ $	6,750 6,600	$ $	— —		$ $	8,363 7,553
Ana I. Stancic	2007 2006	$ $	939 672	$ $	6,750 6,600	$ $	— —		$ $	7,689 7,272
Eric K. Rowinsky, M.D	2007 2006	$ $	2,057 1,225	$ $	6,750 6,600	$ $	— 85,215	(2)	$ $	8,807 93,041
Richard Crowley	2007 2006	$ $	2,057 1,187	$ $	6,750 6,600	$ $	— —		$ $	8,807 7,787
Michael P. Bailey	2007 2006	$ $	1,346 466	$ $	6,750 5,922	$ $	— —		$ $	8,096 6,388

(1)
Represents a sign-on bonus.

(2)
Represents a reimbursement of moving expenses.

        The following table provides information on stock options and incentive plan awards granted in 2007 to the Company's NEOs.

Grants of Plan-Based Awards during Fiscal 2007

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(1)
John H. Johnson Chief Executive Officer	8/27/2007 8/27/2007	31,347		350,000	$31.90	$4,926,320 1,000,000
Peter R. Borzilleri Interim Vice President, Finance and Principal Financial Officer	2/15/2007	3,500				$103,600
Ana I. Stancic Former Senior Vice President, Finance and former Principal Financial Officer	2/15/2007	8,000	(2)			$236,800
Eric K. Rowinsky, M.D. Chief Medical Officer and Executive Vice President of Clinical Research	2/15/2007	8,000				$236,800
Richard Crowley Senior Vice President, Biopharmaceutical Operations	2/15/2007	8,000				$236,800
Michael P. Bailey Senior Vice President of Commercial Operations	2/15/2007	8,000				$236,800

(1)
Fair value of stock option amounts represents SFAS 123R fair value per share using Black-Scholes option pricing model multiplied by the number of stock options awarded during 2007.The fair value of RSU amounts are determined using the grant date fair value which represents the closing market price of the Company's common stock on the grant date times the number of units granted. The assumptions used for both the stock option and RSU grants can be found in Note 11(d) of the Notes to the Consolidated Financial Statements as filed on Form 10-K for the year ended December 31, 2007.

(2)
Amounts were forfeited upon termination of employment in 2007.

        The following table shows the number of shares underlying exercisable and unexercisable options as well as other stock awards held by the Company's NEOs on December 31, 2007.

Outstanding Equity Awards at December 31, 2007

	Option Awards						Stock Awards
NEO	Number of Securities Underlying Options (#) Exercisable(1)	Number of Securities Underlying Options (#) Unexercisable		Option Exercise Price		Option Expiration Date	Number of Shares or Units of Stock That Have Vested (#)	Market Value of Shares or Units of Stock That Have Vested ($)	Equity Incentive Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)(7)
John H. Johnson Chief Executive Officer	—	350,000	(2)		$31.90	8/26/2017	—	—	31,347	(2)	$1,347,921
Peter R. Borzilleri Interim Vice President, Finance and Principal Financial Officer	2,200 6,250 6,250 3,500	4,400 — — —	(4)	$ $ $ $	34.14 44.24 39.79 35.16	1/17/2016 12/19/2014 12/21/2013 7/20/2013	—	—	3,500	(3)	$150,500
Eric K. Rowinsky, M.D. Chief Medical Officer and Executive Vice President of Clinical Research	8,334 75,000	16,666 —	(4)	$ $	34.14 42.52	1/17/2016 2/20/2015	—	—	8,000	(3)	$344,000
Richard Crowley Senior Vice President, Biopharmaceutical Operations	7,500 3,334 6,250 6,250 3,500 24,000 10,000 15,000 59,785	22,500 6,666 — — — — — — —	(5) (4)	$ $ $ $ $ $ $ $ $	37.08 34.14 44.24 39.79 35.16 30.08 54.70 31.81 27.94	2/15/2016 1/17/2016 12/19/2014 12/21/2013 7/20/2013 1/16/2012 6/4/2011 12/20/2010 1/31/2010	—	—	8,000	(3)	$344,000
Michael P. Bailey Senior Vice President of Commercial Operations	7,500 2,567 7,500 7,500 3,500 3,750	22,500 5,133 — — — —	(6) (4)	$ $ $ $ $ $	32.47 34.14 44.24 39.79 35.16 35.81	7/31/2016 1/17/2016 12/19/2014 12/21/2013 7/20/2013 2/22/2011	—	—	8,000	(3)	$344,000

(1)
In conjunction with the accelerated vesting of certain stock options on December 16, 2005 (see Note 11(d) of the Notes to the Consolidated Financial Statements as filed on Form 10-K for the year ended December 31, 2007), exercisable stock options that remain subject to Lock-Up Agreements at March 31, 2008 are as follows: Mr. Borzilleri, 1,563 shares, Dr. Rowinsky, 37,500 shares, Mr. Crowley, 1,563 shares, and Mr. Bailey, 1,875 shares.

(2)
This award was granted on August 27, 2007, and vests 25% per year.

(3)
This award was granted on February 15, 2007, and vests 33 1/3% per year.

(4)
This award was granted on January 18, 2006, and vests 33 1/3% per year.

(5)
This award was granted on February 16, 2006, and vests 25% per year.

(6)
This award was granted on August 21, 2006, and vests 25% per year.

(7)
Represents the number of RSU granted multiplied by the closing price of the Company's common stock on December 31, 2007 of $43.00 per share.

        The following table shows the number of shares and value realized upon the exercise of stock options by NEOs during 2007.

Option Exercises in Fiscal 2007

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Ana I. Stancic Former Senior Vice President, Finance	44,130	$259,901
Richard Crowley Senior Vice President, Biopharmaceutical Operations	9,150	$311,091
Michael P. Bailey Senior Vice President of Commercial Operations	1,250	$35,500

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

        As a condition to receipt of benefits under the plan, a participating employee must sign an agreement and general release in a form acceptable to the plan administrator under which the participant agrees to certain confidentiality and non-solicitation provisions for a period of one year following his or her employment termination date, agrees to certain non-competition provisions for the duration of the employee's receipt of severance pay, and releases and discharges the Company and its affiliates from any and all claims and liabilities relating to the employee's employment with the Company or the termination of the employee's employment. Receipt of benefits under the plan is also contingent upon the employee's continued employment through the employment termination date designated by the Company. The severance amounts payable to an employee under the plan will be reduced, dollar-for-dollar, by the amount of any other termination payments paid or payable to the employee under any other plan, program or law (excluding any right to exercise stock options, any unemployment benefits payable in accordance with state law and payment for accrued but unused vacation).

        The Senior Vice Presidents and Executive Vice Presidents who participate in the plan and sign the above-described agreement and release upon their termination without cause are entitled to receive an amount equal to one year's base salary as severance and, if the employee would otherwise be eligible to elect employee-paid continued coverage under COBRA, Company-provided health insurance coverage for one year following a termination without "cause", subject to cessation upon the employee's becoming eligible for similar coverage offered by another employer. Senior Vice Presidents and Executive Vice Presidents would also be entitled continue their non-voluntary life insurance coverage provided by the Company with the premiums paid by the Company for 12 months after a termination without cause, subject to cessation when the employee becomes eligible for coverage under a life insurance plan or policy of another employer. Vice Presidents who meet the above criteria are entitled to the greater of six months' base salary or two weeks' base salary for each year of service with the Company, as well as six months of Company-paid health and life insurance coverage, subject to the conditions described above.

  Transition Severance Plan

        The Compensation Committee adopted the Transition Severance Plan (the "Transition Plan"), effective March 1, 2006, to provide additional protection on termination for certain Vice Presidents of the Company and termination protection for select other employees. Under this plan, each covered employee was eligible to receive a severance payment from the Company (varying between six and twelve months of the employee's base salary) upon any involuntary termination of his or her employment by the Company without cause and, following any change in control of the Company, upon his or her voluntary termination of employment for good reason.

        As a condition to receipt of benefits under the Transition Plan, a participating employee must sign an agreement and general release in a form acceptable to the plan administrator under which the participant releases and discharges the Company and its affiliates from any and all claims and liabilities relating to the employee's employment with the Company or the termination of the employee's employment. Receipt of benefits under the plan was also contingent upon the employee's continued employment through the employment termination date designated by the Company. The severance amounts payable to an employee under the plan were to be reduced, dollar-for-dollar, by the amount of any other termination payments paid or payable to the employee under any other plan, program or law (excluding any right to exercise stock options or other long-term incentive awards, any unemployment benefits payable in accordance with state law and payment for accrued but unused vacation). With respect to participating employees in a position at the level of Vice President, the severance pay amounts under the Transition Plan were intended to be in lieu of, and not in addition to, any amounts otherwise payable under the Senior Executive Severance Plan, if applicable to such participant pursuant to the terms of that plan, and such participant may be eligible for the continued health benefits set forth in the Senior Executive Severance Plan, if applicable to such participant pursuant to the terms of that plan.

        The Transition Plan terminated upon its expiration on August 31, 2007.

  Change-in-Control Plan

        The Board adopted a Change-in-Control Plan effective September 1, 2004, as amended February 16, 2006. The stated purpose of the plan was to maintain the focus of certain key employees of the Company on the business, mitigate the distractions that could be caused if the Company were to become the target of an acquisition strategy, and provide certain benefits to the covered employees if a change-in-control of the Company (as such term is defined in the plan, a "Change-in-Control") occurs and/or the employee's employment is terminated in connection with such change-in-control. Participants in the Change-in-Control Plan are selected by the Compensation Committee. Currently, Dr. Rowinsky and Messrs. Crowley and Bailey participate in the Change-in-Control Plan, all of whom are tier 2 participants. It was intended that executive officers would be put into different tiers based upon their title and grade. For instance, the Chief Executive Officer would be tier 1, executive vice presidents and senior vice presidents would be tier 2, certain vice presidents would be tier 3 and other vice presidents would be tier 4. However, generally the Compensation Committee decided that the officers should be tier 2 or tier 3 participants. The structure of the tiers was developed to be consistent with competitive practice, which the Compensation Committee determined to be reasonable based on the analysis prepared by its outside compensation consultants at the time. However, since October 2006, new executive officers have not been added to the Change-in-Control Plan because the Compensation Committee has concluded that the Change-in-Control Plan benefits are overly generous.

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

        In connection with a termination described in the preceding sentence, if the participant signs a waiver and release of claims against the Company and its affiliates, each participant will vest in full in all long-term incentive arrangements he or she has with the Company and be entitled to continued health coverage for six to 18 months (based on the participant's plan tier) and outplacement services for six months. These benefits are reduced by any other severance amounts for which the participants are eligible under any other arrangement of the Company or its subsidiaries. As a condition to receipt of these benefits, each participant agrees to be bound by noncompetition, nonsolicitation, confidentiality, return of Company property, and cooperation covenants contained in the plan. The Change-in-Control Plan also provides for (i) alternative treatment of excise taxes imposed on participants pursuant to Internal Revenue Code Section 280G, subject to certain limitations, including a full gross-up payment by the Company, a payment cutback to 2.99 times the Base Amount (as defined in the plan), no gross-up treatment, the better of a payout cutback or no gross-up treatment, or such other alternatives as the Compensation Committee shall determine, each as specified by the Compensation Committee at the time of designation of an executive as a participant in the plan (or thereafter, subject to the conditions of the plan) and (ii) specific provisions to comply with the payment delays required by Internal Revenue Code Section 409A in the event an executive is a "key employee" within the meaning of such Section. Dr. Rowinsky and Messrs. Crowley and Bailey are eligible to receive a full gross-up payment by the Company, subject to the plan's limitations. The non-competition and non-solicitation covenants have a term of twelve months after the termination date for tier 1, tier 2 and tier 3 participants, and six months after the termination date for tier 4 participants. In addition, the confidentiality covenant has no time limit as long as a participant has trade secret, proprietary or confidential information.

        The Change in Control Plan defines "cause" as the occurrence of (i) an indictment of the participant involving a felony or a misdemeanor involving moral turpitude, (ii) willful misconduct or gross negligence by the participant resulting, in either case, in harm to the Company, (iii) failure by the participant to carry out the directions of the Board or the participant's immediate supervisor, as the case may be, or (iv) fraud, embezzlement, theft or dishonesty against the Company or a material violation of a policy or procedure of the Company, resulting, in any case, in harm to the Company.

        The Change in Control Plan defines resignation for "good reason" as the occurrence of any of the following within the 60-day period preceding the date of termination: (i) a material adverse diminution of the participant's titles, authority, duties or responsibilities, or the assignment to the participant of titles, authority, duties or responsibilities that are materially inconsistent with his or her titles, authority, duties and/or responsibilities in a manner materially adverse to the participant, (ii) a reduction in the participant's base salary, annual target bonus, or maximum bonus without the participant's prior written consent (other than any reduction applicable to employees generally), (iii) an actual change in the participant's principal work location by more than 75 miles and more than 75 miles from the participant's principal place of abode as of the date of such change in job location without the participant's prior written consent, or (iv) a failure of the Company to obtain the assumption in writing of its obligation under the Change-in-Control Plan by any successor to all or substantially all of the assets of the Company within 45 days after a merger, consolidation, sale or similar transaction that qualifies as a Change in Control.

Potential Payments Upon Termination or Change- in-Control

        The following table sets forth amounts that would be paid to the Company's NEOs who were employed on December 31, 2007, in the event of (i) an involuntary termination of employment by the Company without cause or termination by the employee for good reason and (ii) the continuation of employment by the employee upon the occurrence of a Change-in-Control and (iii) upon a termination of employment following a Change-in-Control either by the Company without cause or by the employee for good reason.

			Change-in-Control (1)
Name	Termination (2)		Employment Continues (3)	Employment Terminates (4)
John H. Johnson Chief Executive Officer	$600,000	(5)	$5,232,921	$6,932,921
Peter R. Borzilleri Interim Vice President, Finance, and Principal Financial Officer	$151,046		$334,679	$485,725
Eric K. Rowinsky, M.D Chief Medical Officer and Executive Vice President of Clinical Research	$415,000		$698,643	$1,885,643
Richard Crowley Senior Vice President, Biopharmaceutical Operations	$325,000		$2,428,600	$3,358,600
Michael P. Bailey Senior Vice President of Commercial Operations	$325,000		$897,820	$1,807,820

(1)
The closing price of the Company's stock of $43.00 on December 31, 2007 is used to calculate the value of stock options that would vest upon a Change-in-Control on that date. The 30-day average stock price leading up to an including December 31, 2007 of $42.73 was used to calculate the value of the Retention Plan grants.

(2)
Except in the case of Mr. Johnson and Mr. Borzilleri, represents one year of base salary as of December 31, 2007. Mr. Borzilleri would receive one-half his annual salary upon a termination under the Senior Executive Severance Plan.

(3)
Represents the value of the executive's stock options, RSU and Retention Plan awards assuming vesting on December 31, 2007. Some unvested stock options held by the executives as of December 31, 2007 had no value as the exercise prices were above the closing price of the Company's stock on December 31, 2007.

(4)
Represents the value of the executive's equity based compensation in (3), plus two times the total of the executive's base salary plus 2007 bonus, except for Mr. Johnson, who would receive one time his annual salary under his employment agreement, and Mr. Borzilleri who would receive one-half his annual salary upon a Change-in-Control under the Senior Executive Severance Plan. The amounts for Dr. Rowinsky and Messrs. Johnson, Crowley, and Bailey do not include any amounts for potential gross-up payments which could be given to these executives as discussed under "Severance and Change-in-Control Agreements—Change-in-Control Plan.

(5)
In the event of the termination of Mr. Johnson's employment without cause or his resignation for good reason, in addition to one year's base salary, Mr. Johnson's outstanding stock option and RSU awards would vest immediately pursuant to his employment agreement and he would also be entitled to a pro rata annual cash bonus award for the year of termination, based on actual results, payable in the following year at the time bonuses are paid to similarly situated senior-level executives generally.

        Upon the resignation of Ana I. Stancic as Senior Vice President, Finance of the Company on September 28, 2007, Ms. Stancic did not become entitled to any payments from the Company other than in respect of accrued unused vacation time.

Director Compensation

        The following table sets forth certain information relating to director compensation for each director that was not a named executive officer for the year ended December 31, 2007.

Director Compensation in Fiscal 2007

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	All Other Compensation	Total ($)
Andrew G. Bodnar, M.D., J.D.(2)	$7,538	$15,652	$—	$23,190
Andrew R.J. Bonfield(3)	$20,753	$—	$—	$20,753
Alexander J. Denner, Ph.D.(4)	$59,472	$66,542	$—	$126,014
Thomas F. Deuel, M.D.(5)	$12,500	$—	$—	$12,500
Vincent T. DeVita, Jr. M.D.(6)	$28,559	$15,652	$—	$44,211
John A. Fazio(7)	$26,928	$20,605	$—	$47,533
Jules Haimovitz(8)	$30,407	$—	$—	$30,407
Carl C. Icahn(9)	$47,713	$76,573	$—	$124,286
Peter S. Liebert, M.D.(10)	$34,817	$75,886	$—	$110,703
William R. Miller(11)	$53,753	$15,652	$—	$69,405
Richard Mulligan, Ph.D.(12)	$1,040,972	$76,573	$—	$1,117,545
David Sidransky, M.D.(13)	$47,976	$19,565	$—	$67,541
Charles Woler, M.D. Ph.D.(14)	$46,472	$76,573	$—	$123,045

(1)
Represents amounts recognized as compensation expense by the Company during 2007 in accordance with SFAS 123R. The assumptions used for both the stock option and RSU grants can be found in Note 11(d) of the Notes to the Consolidated Financial Statements as filed on Form 10-K for the year ended December 31, 2007.

(2)
From 2001 to 2006, Dr. Bodnar received an aggregate of 190,000 options, all of which were outstanding at December 31, 2007. Dr. Bodnar did not receive any options during 2007. Dr. Bodnar resigned from the Board of Directors on May 7, 2007.

(3)
Mr. Bonfield did not receive any options during 2007.

(4)
During 2006, Dr. Denner received an aggregate of 33,315 options, all of which were outstanding at December 31, 2007. Dr. Denner did not receive any options during 2007.

(5)
Dr. Deuel did not receive any options during 2007.

(6)
From 1997 to 2006, Dr. DeVita, Jr. received an aggregate of 270,000 options, of which 240,000 were outstanding at December 31, 2007. Dr. DeVita did not receive any options during 2007.

(7)
From 2003 to 2006, Mr. Fazio received an aggregate of 155,333 options, of which 125,333 were outstanding at December 31, 2007. Mr. Fazio did not receive any options during 2007. Mr. Fazio resigned from the Board of Directors on April 24, 2007.

(8)
Mr. Haimovitz did not receive any options during 2007.

(9)
During 2006, Mr. Icahn received an aggregate of 25,644 options, all of which were outstanding at December 31, 2007. Mr. Icahn did not receive any options during 2007.

(10)
During 2006, Dr. Liebert received an aggregate of 24,891 options, all of which were outstanding at December 31, 2007. Dr. Liebert did not receive any options during 2007.

(11)
From 1997 to 2006, Mr. Miller received an aggregate of 270,000 options, of which 140,000 were outstanding at December 31, 2007. Mr. Miller did not receive any options during 2007.

(12)
During 1998, 2003 and 2006, Dr. Mulligan received an aggregate of 135,644 options, of which 25,644 were outstanding at December 31, 2007. Dr. Mulligan did not receive any options during 2007. On July 3, 2007, the Company's Board of Directors approved a one-time payment of $1.0 million to Dr. Mulligan for his service on the Executive Committee.

(13)
From 2004 to 2006, Dr. Sidransky received an aggregate of 133,434 options, all of which were outstanding at December 31, 2007. Dr. Sidransky did not receive any options during 2007.

(14)
During 2006, Dr. Woler received an aggregate of 25,644 options, all of which were outstanding at December 31, 2007. Dr. Woler did not receive any options during 2007.

  Director Cash Compensation

        On June 7, 2007, the Board approved the following annual compensation guidelines for non-employee directors for the remainder of 2007:

          Chairman of the Board—$60,000

          Vice Chairman—$50,000

          Other Non-Employee Directors—$40,000

        Each non-employee director is reimbursed for his reasonable out-of-pocket expenses incurred in connection with his Board and Board committee activities.

        During 2007, the chairman of the Audit Committee was entitled to additional annual compensation at the rate of $20,000, or pro-rated portion thereof for the portion of the fiscal year served, for his services as committee chairman. The chairman of the Compensation Committee was entitled to additional annual compensation of $12,500, or a pro rated portion thereof for portions of the fiscal year served, as compensation for his services as committee chairman. Each chairman of the Nominating and Corporate Governance Committee, and Research and Development Oversight Committee was entitled to receive additional annual compensation of $10,000, or a pro rated portion thereof for portions of the fiscal year served, as compensation for his services as committee chairman. Each member of the Audit Committee (other than the chairman) was paid additional annual compensation of $5,000, or a pro rated portion thereof for portions of the fiscal year served. In addition, during 2007, each non-employee director received a fee of $1,500 for each in-person Board or committee meeting attended and $1,000 for each telephonic Board or committee meeting attended that exceeded 30 minutes in length.

        The Board has approved the foregoing compensation guidelines for 2008 service as well.

        On July 3, 2007, the Company's Board of Directors approved a one-time payment of $1,000,000 for Dr. Mulligan for his service on the Executive Committee.

  Director Stock Options

        On October 24, 2006, the Board determined that it would forego all equity grants (including option grants) for directors for one year, including one-time grants for joining the Board. Since then, the Board has not reinstated equity grants for directors. Starting at the beginning of 2006, newly joining directors were entitled to receive a 20,000 stock option grant. Prior to 2006, newly joining directors were entitled to receive a 50,000 stock option grant. Such options vest 25% annually over the four-year period commencing with the date of grant, subject to such individual's continued service on the Board on the scheduled date of vesting, and have an exercise price equal to the fair market value of the common stock on the date of grant. From time to time, non-employee directors of the Company may be granted additional options or other stock-based awards in consideration for providing services on the Board.

        With respect to 2007 service, no option grants were provided to non-employee directors of the Company. Historically, newly joining directors are granted a pro rata portion of such an annual stock option grant on the quarterly vesting schedule applicable to the corresponding annual grant to the Board. Such annual option grants vest quarterly within the year, subject to the individual's continued service on the Board on the scheduled date of vesting and have an exercise price equal to the fair market value of the common stock on the date of grant. However, in the event a non-employee director leaves the Board, his annual share option grant vests daily for the quarterly period in which his service as a director ended.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Principal Holders

        The following table shows the amount of the Company's common stock beneficially owned by each person or group who is known by the Company, in reliance on Schedules 13D and 13G filed with the Securities and Exchange Commission (SEC), to beneficially own more than 5% of the Company's outstanding shares of common stock. In general, "beneficial ownership" refers to shares that an individual or entity has the power to vote or dispose of and stock options that are exercisable within 60 days thereafter. Unless otherwise indicated below or in the applicable Schedule 13D or 13G filing, each person named below holds sole investment and voting power, other than the powers that may be shared with the person's spouse under applicable law.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)(2)
Bristol-Myers Squibb Company(3) 345 Park Avenue New York, NY 10154	14,392,003	16.65%
Carl C. Icahn et al., as a group(4) c/o Icahn Associates Corp. 767 Fifth Avenue, Suite 4700 New York, NY 10153	11,695,188	13.53%
ClearBridge Advisors, LLC, ClearBridge Asset Management, Inc. and Smith Barney Fund Management LLC, as a group(5) 399 Park Avenue New York, NY 10022	9,380,559	10.85%
Capital Group International, Inc.(6) 11100 Santa Monica Boulevard Los Angeles, CA 90025	8,474,780	9.80%

(1)
The percentage of voting stock owned by each stockholder or group is calculated by dividing: (1) the number of shares deemed to be beneficially held by such stockholder or group as of March 31, 2008, as determined in accordance with Rule 13d-3 under the Exchange Act of 1934

  (the "Exchange Act"); by (2) the sum of (A) 86,444,417, which is the number of shares of common stock outstanding as of March 31, 2008; plus (B) the number of shares of common stock issuable upon the exercise of options and other derivative securities, if any, exercisable as of March 31, 2008 and 60 days thereafter held by the stockholder or group.

(2)
The stockholder's percentage of beneficial ownership of the class is current as of March 31, 2008 and therefore may not reflect the percentage reported in the stockholder's latest Schedule 13G or Schedule 13D filing filed prior to March 31, 2008.

(3)
This information is furnished in reliance on Amendment No. 3 to the stockholder's Schedule 13D filed with the SEC on February 1, 2006.

(4)
This information is furnished in reliance on Amendment No. 5 to the stockholder's Schedule 13D filed with the SEC on September 28, 2006. The foregoing Schedule 13D reflects beneficial ownership of Barberry Corp, together with its affiliates Hopper Investments LLC and High River Limited Partnership, in the amount of 7,105,934 shares of common stock, or 8.22% of the Company's common stock as of March 31, 2008 (inclusive of amounts held by Hopper Investments LLC and High River Limited Partnership). Such Schedule 13D also reflects beneficial ownership of American Real Estate Holdings Limited Partnership, together with its affiliates American Real Estate Partners L.P, American Property Investors, Inc. and Beckton Corp., in the amount of 4,563,610 shares of common stock, or 5.28% of Company's common stock as of March 31, 2008. See the Schedule 13D filing for certain disclaimers of beneficial ownership. In addition to the 11,684,544 shares described in such Schedule 13D, Mr. Icahn beneficially owns 10,644 shares issuable upon the exercise of options exercisable as of May 30, 2008.

(5)
This information is furnished in reliance on Amendment No. 2 to the stockholders' Schedule 13G filed with the SEC on February 14, 2008.

(6)
This information is furnished in reliance on Amendment No. 3 to the stockholder's Schedule 13G filed with the SEC on February 8, 2008. The foregoing Schedule 13G reflects beneficial ownership of Capital Guardian Trust Company in the amount of 6,201,120 shares of common stock, or 7.17% of the Company's common stock as of March 31, 2008. See the Schedule 13G filing for certain disclaimers of beneficial ownership.

Directors and Executive Officers

        The following table shows certain information regarding the amount of the Company's common stock beneficially owned as of March 31, 2008 by the members of the Company's Board of Directors, the Company's named executive officers and the directors and executive officers of the Company as a group.

Name, Address and Position(1)	Amount and Nature of Beneficial Ownership(2)		Percent of Class(3)
Andrew R.J. Bonfield, Director	—	(4)	*
Alexander J. Denner, Ph.D., Director	23,315	(5)	*
Thomas F. Deuel, M.D., Director	—	(6)	*
Jules Haimovitz, Director	—	(7)	*
Carl C. Icahn, Chairman of the Board	11,695,188	(8)	13.53%
Peter S. Liebert, M.D., Director	9,891	(9)	*
Richard C. Mulligan, Ph.D., Director	10,644	(10)	*
David Sidransky, M.D., Director	133,434	(11)	*
Charles Woler, M.D., Ph.D., M.B.A., Director	10,644	(12)	*
John H. Johnson, Chief Executive Officer and Director	13,609	(13)	*
Peter R. Borzilleri, Interim Vice President, Finance and Principal Financial Officer	21,915	(14)	*
Richard Crowley, Senior Vice President, Biopharmaceutical Operations	148,226	(15)	*
Michael P. Bailey, Senior Vice President of Commercial Operations	36,914	(16)	*
Eric Rowinsky, M.D., Executive Vice President, Chief Medical Officer	93,441	(17)	*
All Directors and Executive Officers as a Group (14 persons)	12,459,976	(18)	14.31%

*
Less than 1%.

(1)
Unless otherwise noted, each person's address is in care of ImClone Systems Incorporated, 180 Varick Street, New York, NY 10014.

(2)
Unless otherwise noted, consists of both the number of shares that an individual has the power to vote or dispose of and stock options that are exercisable as of March 31, 2008 and 60 days thereafter.

(3)
The percentage of voting stock owned by each stockholder or group is calculated by dividing: (1) the number of shares deemed to be beneficially held by such stockholder or group as of March 31, 2008, as determined in accordance with Rule 13d-3 under the Exchange Act; by (2) the sum of (A) 86,444,417, which is the number of shares of common stock outstanding as of March 31, 2008; plus (B) the number of shares of common stock issuable upon the exercise of options and other derivative securities, if any, exercisable as of March 31, 2008 and 60 days thereafter held by such stockholder or group. Except as indicated by footnote, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, other than the powers that may be shared with the person's spouse under applicable law.

(4)
Address is in care of Bristol-Myers Squibb Company, 345 Park Avenue, New York, New York 10154. Mr. Bonfield owns no shares of the Company's stock, nor does he have any options at March 31, 2008.

(5)
Consists of 23,315 shares issuable upon the exercise of options exercisable as of May 30, 2008.

(6)
Dr. Deuel owns no shares of the Company's stock, nor does he have any options at March 31, 2008.

(7)
Mr. Haimovitz owns no shares of the Company's stock, nor does he have any options at March 31, 2008.

(8)
Includes 11,684,544 shares described in Amendment No. 5 to the Schedule 13D filed with the SEC on September 28, 2006 by Mr. Icahn and certain affiliated parties, and 10,644 shares issuable upon the exercise of options exercisable as of May 30, 2008. See the Schedule 13D filing for certain disclaimers of beneficial ownership.

(9)
Consists of 9,891 shares issuable upon the exercise of options exercisable as of May 30, 2008.

(10)
Consists of 10,644 shares issuable upon the exercise of options exercisable as of May 30, 2008.

(11)
Consists of 133,434 shares issuable upon the exercise of options exercisable as of May 30, 2008.

(12)
Consists of 10,644 shares issuable upon the exercise of options exercisable as of May 30, 2008.

(13)
Mr. Johnson purchased 13,609 shares of the Company's common stock on September 7, 2007 with a market value of $500,000 on such date, pursuant to the terms of his employment agreement.

(14)
Includes 20,400 shares issuable upon the exercise of options exercisable as of May 30, 2008, with 1,563 of such options being subject to the Lock-Up Restrictions.

(15)
Includes 146,452 shares issuable upon the exercise of options exercisable as of May 30, 2008, with 1,563 of such options being subject to the Lock-Up Restrictions.

(16)
Includes 34,884 shares issuable upon the exercise of options exercisable as of May 30, 2008, with 1,875 of such options being subject to the Lock-Up Restrictions.

(17)
Includes 91,667 shares issuable upon the exercise of options exercisable as of May 30, 2008, with 18,750 of such options being subject to the Lock-Up Restrictions.

(18)
Includes an aggregate of 631,975 shares issuable upon the exercise of options exercisable as of May 30, 2008, with 23,751 of such options being subject to the Lock-Up Restrictions.

Equity Compensation Plan Information

        The following table summarizes information, as of December 31, 2007, relating to equity compensation plans of the Company pursuant to which equity securities of the Company are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights(a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))(c)
Equity Compensation Plans Approved by Stockholders	8,362,824	$40.35	(4)	6,370,585	(1)(3)
Equity Compensation Plans Not Approved by Stockholders(2)	1,507,679	$34.04	(4)	—

Total	9,870,503	$39.36	(4)	6,370,585

(1)
Consists of securities available for issuance under the Company's 2006 Stock Incentive Plan only.

(2)
The Company's 1998 Non-Qualified Stock Option Plan and 2005 Inducement Stock Option Plan are the only equity compensation plans that were adopted without shareholder approval. The material features of these plans are summarized below. The Company is no longer granting options under the 1998 Non-Qualified Stock Option Plan or the 2005 Stock Inducement Option Plan.

(3)
Under the 2006 Stock Incentive Plan, the Company has the ability to grant (i) stock options; (ii) stock appreciation rights; (iii) restricted stock awards; (iv) restricted stock unit awards; (v) performance awards; and (vi) other stock-based awards. Shares of common stock that are subject to awards under the Company's 2006 Stock Incentive Plan other than stock options or stock appreciation rights will be counted against this limit as two shares for every share granted.

(4)
Weighted average exercise price of outstanding options only.

        As of March 31, 2008, 7,893,029 shares of common stock were subject to issuance upon the exercise of outstanding options, with a weighted average exercise price of $40.31 and a weighted average term of 4.68 years. As of December 31, 2007 and March 31, 2008, 255,975 and 470,877, restricted stock units were outstanding, respectively. As of March 31, 2008, 5,536,249 shares of common stock were available for issuance under the Company's 2006 Stock Incentive Plan. As of March 31, 2008, the Company had 86,444,417 outstanding shares of common stock.

        1998 Non-Qualified Stock Option Plan.    The Company's 1998 Non-Qualified Stock Option Plan (the "1998 Plan") was adopted on May 27, 1998 and has not been approved by stockholders. The Company is no longer granting options under the 1998 Plan.

        The maximum number of shares available for issuance under the 1998 Plan was 10 million, subject to adjustments for corporate transactions. Under the 1998 Plan, non-qualified stock options to purchase the Company's common stock had been granted to persons who at the time of grant were consultants, advisors or employees of the Company. Each option granted under the 1998 Plan has a term not exceeding 10 years. The number of underlying shares, the exercise price and other terms and conditions of the stock options granted under the 1998 Plan were determined by the Compensation Committee, but, except as otherwise provided by such committee, unvested options are forfeited immediately upon a termination of employment for any reason except death or disability, and vested options are exercisable for 30 days after such termination. In the case of a termination by reason of death or disability, vested options are generally exercisable for 12 months.

        Options granted under the 1998 Plan are not transferable except in the case of death or, if permitted by the Compensation Committee, to certain members of the immediate family of the optionee. The Board of Directors may amend or terminate the plan at any time except for actions which are adverse to options previously granted. The 1998 Plan is administered by the Compensation Committee.

        2005 Inducement Stock Option Plan.    The Company's 2005 Inducement Stock Option Plan (the "Inducement Plan") was adopted by the Compensation Committee on October 17, 2005 and has not been approved by stockholders. The Company is no longer granting options under the Inducement Plan. The Inducement Plan was adopted for the sole purpose of permitting the Company to make one-time grants of stock options to newly hired key employees who have not previously been employees or directors of the Company as an inducement to such persons entering into employment with the Company, in accordance with Nasdaq Marketplace Rule 4350(i)(1)(A)(iv). The Plan permits the Company to issue up to a total of 600,000 inducement options to eligible participants to purchase shares of common stock of the Company on terms and conditions set forth therein and in individual award agreements under the Plan, in each case on terms commensurate with options granted under the Company's 2002 Stock Option Plan. The material terms of each such grant are promptly announced by the Company by press release pursuant to Nasdaq Marketplace Rule 4350(i)(1)(A)(iv).

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Relationship with Bristol-Myers Squibb Company

        One of the Company's directors, Andrew R. J. Bonfield, is also an officer of BMS, a Delaware corporation. The Company's relationship with BMS is described below.

        On September 19, 2001, the Company entered into an acquisition agreement (the "Acquisition Agreement") with BMS and Bristol-Myers Squibb Biologics Company, a Delaware corporation which is a wholly-owned subsidiary of BMS (BMS Biologics), providing for the tender offer by BMS Biologics to purchase up to 14,392,003 shares of the Company's common stock for $70.00 per share, net to the seller in cash. The tender offer by BMS Biologics, available to all stockholders, allowed for the Company's then-current employees and directors who held exercisable options to purchase the Company's shares of common stock having exercise prices less than $70.00 per share to conditionally exercise any or all of those options and tender the underlying shares in the tender offer. On October 29, 2001, pursuant to the Acquisition Agreement, BMS Biologics accepted for payment, pursuant to the tender offer, 14,392,003 shares of the Company's common stock on a pro rata basis from all tendering stockholders and those conditionally exercising stock options.

        In connection with the Acquisition Agreement, the Company entered into the Stockholder Agreement, pursuant to which the Company agreed with BMS and BMS Biologics to various arrangements regarding the respective rights and obligations of each party with respect to, among other things, the ownership of shares of the Company's common stock by BMS and BMS Biologics. The Stockholder Agreement also sets forth BMS' (i) limitation on additional purchases of shares, (ii) option to purchase shares in the event of dilution and (iii) restrictions as to transfer of shares. Concurrently with the execution of the Acquisition Agreement and the Stockholder Agreement, the Company entered into a development, promotion, distribution and supply agreement (the "Commercial Agreement") with BMS and E.R. Squibb & Sons, L.L.C. (E.R. Squibb), a Delaware limited liability company which is a wholly-owned subsidiary of BMS, relating to ERBITUX®, the Company's lead therapeutic product, pursuant to which, among other things, the parties are co-developing and co-promoting ERBITUX in the U.S. and Canada, and co-developing and co-promoting ERBITUX in Japan (either together or co-exclusively with Merck KGaA).

        On March 5, 2002, the Company amended the Commercial Agreement with E.R. Squibb and BMS. The amendment changed certain economics of the Commercial Agreement and expanded the clinical and strategic role of BMS in the ERBITUX development program. One of the principal economic changes to the Commercial Agreement resulted in the Company's receipt of $140.0 million on March 7, 2002, and an additional payment of $60.0 million on March 5, 2003, in lieu of the $300.0 million payment the Company would have received on acceptance by the United States Food and Drug Administration (FDA) of the ERBITUX biologics license application under the original terms of the Commercial Agreement. In addition, the Company agreed to resume construction of the Company's multiple product facility, BB50, as soon as reasonably practicable after the execution of the amendment.

        On July 27, 2007, the Company and BMS further amended the Commercial Agreement (the "Second BMS Amendment"). Under the Second BMS Amendment, the companies have jointly agreed to expand the investment in the ongoing clinical development plan for ERBITUX. With this additional funding, the companies will further explore the use of ERBITUX in additional tumor types including brain, breast, bladder, esophageal, gastric, lung, pancreas and prostate. Under the Second BMS Amendment, ERBITUX clinical development and other costs, up to threshold amounts, are the sole responsibility of BMS, with costs in excess of the thresholds shared by both companies according to a predetermined ratio effective January 1, 2007.

        The Stockholder Agreement gave BMS the right to nominate two directors so long as its ownership interest in the Company is 12.5% or greater. Dr. Andrew G. Bodnar, BMS's Senior Vice President, Strategy, served as a BMS director through his resignation on May 7, 2007. On April 25, 2007, BMS designated Andrew R. J. Bonfield as a BMS director.

        In exchange for the rights granted to BMS under the amended Commercial Agreement, the Company has received up-front and milestone payments totaling $900.0 million in the aggregate, of which $200.0 million was received on September 19, 2001, $140.0 million was received on March 7, 2002, $60.0 million was received on March 5, 2003, $250.0 million was received on March 12, 2004 and $250.0 million was received on March 31, 2006. No such further payments are contemplated by the Commercial Agreement with respect to ERBITUX. All such payments are non-refundable and non-creditable. Except for the Company's expenses incurred pursuant to a co-promotion option that the Company has exercised, E.R. Squibb is responsible for 100% of the distribution, sales and marketing costs for ERBITUX in the U.S. and Canada, and, as between the Company and E.R. Squibb, the Company and E.R. Squibb will each be responsible for 50% of the distribution, sales, marketing costs and other related costs and expenses in Japan. The Commercial Agreement provides that E.R. Squibb shall pay the Company distribution fees based on a percentage of annual net sales of ERBITUX by E.R. Squibb in the U.S. and Canada. The distribution fee is 39% of net sales in the U.S. and Canada. The Commercial Agreement also provides that, as between BMS and the Company, the distribution fees for the sale of ERBITUX in Japan by E.R. Squibb or the Company shall be equal to 50% of operating profit or loss with respect to such sales for any calendar month. The Commercial Agreement provides that the Company shall be responsible for the manufacture and supply of all requirements of ERBITUX in bulk form active pharmaceutical ingredient (API) for clinical and commercial use in the territory and that E.R. Squibb shall purchase all of its requirements of API for commercial use from the Company. The Company shall supply API for clinical use at the Company's fully-burdened manufacturing cost, and shall supply API for commercial use at the Company's fully-burdened manufacturing cost plus a mark-up of 10%. In addition to the up-front and milestone payments, distribution fees for the U.S., Canada and Japan and the 10% mark-up on the commercial supply of ERBITUX, prior to the Second BMS Amendment, E.R. Squibb was also responsible for 100% of the cost of all clinical studies, other than those studies undertaken post-launch which were not pursuant to an investigational new drug application (e.g. phase IV studies), the cost of which was to be shared equally between E.R. Squibb and the Company. As between E.R. Squibb and the Company, each was responsible for 50% of the cost of all clinical studies in Japan. As a result of the Second BMS Amendment, clinical development costs in the U.S. and Canada, up to threshold amounts, will be the sole responsibility of E.R. Squibb with costs in excess of the threshold amounts shared by E.R. Squibb and the Company according to a predetermined ratio. In addition, under certain limited circumstances, the Company reserves the right to conduct certain sole-funded registrational studies.

        Pursuant to the Commercial Agreement as described above and the Company's development and license agreement with Merck KGaA, the Company had granted E.R. Squibb and Merck KGaA co-exclusive rights (together with or without the Company) to develop, distribute and promote ERBITUX in Japan. Subsequently, on October 12, 2007, the Company entered into agreements with Merck KGaA, Merck Serono Japan Company, Limited, E.R. Squibb, Bristol-Myers K.K., and BMS for the co-development and co-commercialization of ERBITUX in Japan. Under the terms of the agreements, the Company, BMS, Merck KGaA, and their respective affiliates will collaborate on a joint effort to develop and, following regulatory approval, market ERBITUX in Japan for the treatment of EGFR-expressing metastatic colorectal cancer, as well as for the treatment of any other cancers the parties agree to pursue. BMS and Merck KGaA will utilize their respective sales forces in Japan, and the three companies will share development costs incurred and profits/losses realized as a result of this collaboration. Merck Serono Japan will distribute the product and record the sales for the collaboration. The agreements have a term of twenty-five years; provided that either BMS or Merck KGaA may terminate the agreement without cause upon three months' notice if ERBITUX is not launched in Japan by December 31, 2009 and without cause upon six months' notice following the earlier of a launch of a biosimilar product in Japan and the tenth anniversary of the agreements.

        The terms of these new agreements provide that Merck KGaA will receive 50% of the profit/loss from sales in Japan and bear 50% of the related development expense, and the Company and BMS will each receive 25% of the profit/loss and bear 25% of the related development expense. The sharing of profit/loss reflects the co-exclusive rights to ERBITUX in Japan previously granted by the Company to Merck KGaA and BMS. In addition to its percentage of profit/loss, the Company will receive from Merck KGaA a royalty equal to 4.75% of total net sales in Japan. Any bulk ERBITUX supplied by the Company pursuant to the agreements for use in Japan will be at its fully-burdened manufacturing cost.

Champions Biotechnology, Inc.

        The Nominating and Corporate Governance Committee and Research and Development Oversight Committee of the Board of Directors have approved entering into a transaction with Champions Biotechnology, Inc. (Champions) to conduct research on tumors taken from patients and inserted into mice. David Sidransky, a member of the Company's Board, is a director and approximately 34% shareholder of Champions. Although no formal agreement has been concluded with Champions at this time, the Company anticipates that payments to Champions under the proposed transaction would be approximately $198,000.

Icahn Sourcing LLC

        Icahn Sourcing LLC (Icahn Sourcing) is an entity formed and controlled by Carl C. Icahn, the Chairman of the Company's Board, in order to leverage the potential buying power of a group of entities, which Mr. Icahn either owns or otherwise has a relationship, in negotiating with a wide range of suppliers of goods, services, and tangible and intangible property. The Company is a member of the buying group and, as such, is afforded the opportunity to purchase goods, services and property from vendors with whom Icahn Sourcing has negotiated rates and terms. Icahn Sourcing does not guarantee that the Company will purchase any goods, services or property from any such vendors, and the Company is under no obligation to do so. The Company does not pay Icahn Sourcing any fees or other amounts with respect to the buying group arrangement. The Company has purchased a variety of goods and services as a member of the buying group at prices and on terms that it believes are more favorable than those which would be achieved on a stand-alone basis.

Policies and Procedures for Approval of Related Person Transactions

        The Board of Directors has adopted a policy for the review and approval of transactions involving the Company and "related persons" (directors and executive officers, their immediate family members and beneficial owners of 5% or more of the Company's common stock). This policy applies to any transaction or series of transactions in which the Company or a subsidiary is a participant, the amount involved exceeds $120,000 and a "related person" has a "direct or indirect material interest" within the meaning of the applicable SEC rules. Under the policy, Company management will determine whether a transaction is covered by the policy and hence should be referred to the Nominating and Corporate Governance Committee for approval, ratification, revision, termination or other action. Based on its consideration of all the relevant facts and circumstances, the Committee will decide whether or not to approve such transaction and will approve only those transactions that are in the best interests of the Company. If a transaction is ongoing, the Nominating and Corporate Governance Committee may establish guidelines for management to follow in its dealings with the related party and shall periodically monitor the transaction to ensure that it continues to be in the best interest of the Company. No director shall participate in any discussion or approval of a transaction of such director is the related person.

        We did not follow the related person transaction policy described above in connection with the entry into the Japan agreements, Second BMS Amendment, Acquisition Agreement, the Stockholder Agreement or the Commercial Agreement transactions with BMS and its affiliates described above as those transactions were entered into prior to the adoption of the policy.

        We did follow the related party transaction policy described above in connection with the possible transaction with Champions.

Independence of the Board of Directors

        Under the Amended and Restated Corporate Governance Guidelines adopted by the Board of Directors, a majority of the Board shall consist of directors who are neither officers or employees of the Company or its subsidiaries, nor have a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and who, at such times as the rules of the Nasdaq Stock Market LLC (Nasdaq) require, are otherwise "independent" under such rules. A copy of the Amended and Restated Corporate Governance Guidelines is posted on the Company's website at www.imclone.com. Our Board of Directors consults with outside counsel to ensure that the Board of Directors' determinations are consistent with all relevant laws and regulations regarding the definition of "independent," including those set forth under the applicable Nasdaq listing standards and Section 10A of the Exchange Act. The Board of Directors has also reviewed the directors' responses to a questionnaire asking about their transactions, relationships and arrangements with the Company (and those of their immediate family members) and other potential conflicts of interest. Other than as set forth herein, these questionnaires did not disclose any transactions, relationships, or arrangements that question the independence of our directors.

        After reviewing this information, our Board of Directors affirmatively has determined that all of our directors are independent directors within the meaning of Nasdaq Marketplace Rule 4200, other than Mr. Bonfield. The Board of Directors concluded that Mr. Bonfield is not "independent" as he is an executive officer of BMS and was designated as a director pursuant to the Stockholder Agreement with BMS.

        In addition to the requirements for independence contained in Nasdaq Marketplace Rule 4200, Nasdaq Marketplace Rule 4350(d) provides that members of the Audit Committee must meet the criteria for independence set forth in Section 10A(m) of the Exchange Act and the rules promulgated by the Commission thereunder which provide that members of the Audit Committee may not be "affiliated persons" of the Company. The Board of Directors has determined for the purposes of determining who may serve on the Company's Audit Committee, Messrs. Bonfield, Icahn and Denner have been excluded.

        The Board of Directors has determined that all members of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee satisfy the standards of independence applicable to members of such committees established under applicable law and the Nasdaq listing rules.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

        KPMG LLP served as the Company's independent registered public accounting firm for the fiscal years ended December 31, 2006 and 2007. The aggregate fees for the fiscal years 2006 and 2007 for professional services rendered by KPMG LLP in connection with (a) the audits of the Company's annual financial statements and the effectiveness of the Company's internal control over financial reporting, (b) the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30, and September 30, 2006 and 2007 and (c) services provided in connection with statutory and regulatory filings or engagements, were $1,667,600 and $1,530,500, respectively.

Audit-Related Fees

        In fiscal years 2006 and 2007, KPMG LLP billed $26,500 and $29,050, respectively, in audit-related fees relating to the audit of the financial statements of an employee benefit plan.

Tax Fees

        KPMG LLP did not bill any fees for professional services in connection with tax services for fiscal years 2006 and 2007.

All Other Fees

        KPMG LLP did not bill any fees for fiscal years 2006 and 2007 for other services rendered.

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

ITEM 15.            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description	Incorporated by Reference
3.1	Certificate of Incorporation, as amended through December 31, 1998	C(3.1)
3.2	Amendment dated June 4, 1999 to the Company's Certificate of Incorporation, as amended	F(3.1A)
3.3	Amendment dated June 12, 2000 to the Company's Certificate of Incorporation, as amended	H(3.1A)
3.4	Amendment dated August 9, 2002 to the Company's Certificate of Incorporation, as amended	N(3.1C)
3.5	By-Laws of ImClone Systems Incorporated as amended and restated on December 10, 2007	V(3.1)
4.1	Rights Agreement dated as of February 15, 2002 between the Company and EquiServe Trust Company, N.A., as Rights Agent, as amended May 4, 2006	J(Ex-1,Ex-2)
4.2	Stockholder Agreement, dated as of September 19, 2001, among Bristol-Myers Squibb Company, Bristol-Myers Squibb Biologics Company and the Company	I(99.2D2)
4.3	Indenture dated as of May 7, 2004 by and between the Company and The Bank of New York, as Trustee and Form of 1 3/8% Convertible Notes Due 2024	R(4.5)
4.4	Registration Rights Agreement dated as of May 7, 2004 by and between the Company, as Issuer, and Morgan Stanley & Co., Incorporated and UBS Securities LLC, as the Initial Purchasers	R(4.6)
10.1	1996 Incentive Stock Option Plan, as amended	L(99.1)
10.2	1996 Non-Qualified Stock Option Plan, as amended	L(99.2)
10.3	ImClone Systems Incorporated 1998 Non-Qualified Stock Option Plan, as amended	L(99.2)
10.4	ImClone Systems Incorporated 2002 Stock Option Plan	N(99.8)
10.5	ImClone Systems Incorporated 1998 Employee Stock Purchase Plan	G(99.4)
10.6	License Agreement between the Company and the Regents of the University of California dated April 9, 1993	A(10.48)
10.7	License Agreement between the Company and Rhone-Poulenc Rorer dated June 13, 1994	B(10.56)
10.8	Development and License Agreement between the Company and Merck KGaA dated December 14, 1998	D(10.70)
10.9	Lease dated as of December 15, 1998 for the Company's premises at 180 Varick Street, New York, New York	E(10.69)
10.10	Amendment dated March 2, 1999 to Development and License Agreement between the Company and Merck KGaA	E(10.71)

10.11	Acquisition Agreement dated as of September 19, 2001, among the Company, Bristol-Myers Squibb Company and Bristol-Myers Squibb Biologics Company	I(99.D1)
10.12	Development, Promotion, Distribution and Supply Agreement, dated as of September 19, 2001, among the Company, Bristol-Myers Squibb Company and E.R. Squibb & Sons, L.L.C.	I(99.D3)
10.13	Agreement of Sublease dated October 5, 2001, by and between 325 Spring Street LLC and the Company	L(10.86)
10.14	Promissory Note in the principal amount of $10,000,000, dated October 5, 2001, executed by 325 Spring Street LLC in favor of the Company	L(10.86.1)
10.15	Amendment No. 1 to Development, Promotion, Distribution and Supply Agreement, dated as of March 5, 2002, among the Company, Bristol-Myers Squibb Company and E.R. Squibb & Sons, L.L.C.	K(99.2)
10.16	Amendment, dated as of August 16, 2001 to the Development and License Agreement between the Company and Merck KGaA	M(10.88)
10.17	Agreement of Sale and Purchase between Building Associates, LP and ImClone Systems Incorporated pertaining to 33 Chubb Way, Branchburg, New Jersey executed as of March 1, 2002	N(10.92)
10.18
	Target Price Contract, dated as of July 15, 2002, between ImClone Systems Incorporated and Kvaerner Process, a division of Kvaerner U.S. Inc., for the Architectural, Engineering, Procurement Assistance, Construction Management and Validation of a Commercial Manufacturing Project in Branchburg, New Jersey	O(10.93)
10.19	Modifications Agreement dated as of December 15, 2000 by an between 180 Varick Street Corporation and the Company	P(10.94)
10.20	Amendment number 4 to the Company's lease at 180 Varick Street dated August 13, 2004 by and between 180 Varick Street Corporation and the Company	S(10.28)
10.21	ImClone Systems Incorporated Annual Incentive Plan	Q(A.C)
10.22	Supply Agreement between the Company and Lonza Biologics PLC dated March 17, 2005	U(10.30)
10.23	ImClone Systems Incorporated Senior Executive Severance Plan	T(10.29)
10.24	ImClone Systems Incorporated Change in Control Plan, as amended	BB(10.32)
10.25	Terms of inducement stock option grants to Dr. Eric Rowinsky on February 21, 2005, as approved by the Compensation Committee of Board of Directors	W
10.26†	Collaboration and License Agreement between the Company and UCB S.A. dated August 15, 2005	Y
10.27	Approval by Board of Directors of certain compensation related matters and Company stock repurchase program	X

10.28	Terms of accelerated Company stock options and form of lock-up agreement	ZZ(10.1)
10.29	ImClone Systems Incorporated 2006-2008 Retention Plan	AA(10.1)
10.30	ImClone Systems Incorporated Transition Severance Plan	BB(10.40)
10.31
	Approval by the Compensation Committee of the Board of Directors of performance criteria for executive officer cash bonus awards under the Company's Annual Incentive Plan for the year ended December 31, 2006	CC
10.32†
	Settlement Agreement, dated July 19, 2006, by and between ImClone Systems Incorporated and Merck KGaA, including an amendment to the Development and License Agreement between the Company and Merck KGaA, as amended	DD(10.38)
10.33	ImClone Systems Incorporated 2006 Stock Incentive Plan	EE(10.39)
10.34†	Letter Agreement between the Company and UCB S.A. dated February 1, 2007	EE(10.40)
10.35†	Amendment No. 2 to the Development, Promotion, Distribution and Supply Agreement, dated as of July 27, 2007, among the Company, Bristol-Myers Squibb Company and E.R. Squibb & Sons, L.L.C.	FF(10.41)
10.36	Employment Agreement between the Company and John H. Johnson dated August 8, 2007	FF(10.42)
10.37†
	Amended and Restated Co-Development and Co-Commercialization Agreement for ERBITUX® in Japan, dated as of October 12, 2007, among Bristol-Myers Squibb Company, E.R. Squibb & Sons, LLC, Bristol-Myers K.K., Merck KGaA, Merck Serono Japan Company, Limited and the Company	GG (10.37)
10.38†	BMS-ImClone Japan Agreement, dated as of October 12, 2007, among Bristol-Myers Squibb Company, E.R. Squibb & Sons, LLC, Bristol-Myers K.K. and the Company	GG(10.38)
10.39†	Letter Agreement, dated as of October 12, 2007, between the Company and Merck KGaA relating to the Amended and Restated Co-Development and Co-Commercialization Agreement for ERBITUX® in Japan	GG(10.39)
10.40†	Settlement Agreement and Mutual Release, dated as of December 7, 2007, by and among Aventis Pharmaceuticals, Inc., Aventis Holdings, Inc., the Company and Yeda Research and Development Co. Ltd.	GG(10.40)
10.41†	Amended and Restated License Agreement by and between Aventis Holdings, Inc. and the Company dated December 7, 2007	GG(10.41)
12.1	Calculation of Ratio of Earnings to Fixed Charges	GG(12.1)
21.1	Subsidiaries of the Company	GG(21.1)
23.1	Consent of KPMG LLP, Independent Registered Public Accountants	GG(23.1)
31.1*	Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(GG)
Previously filed with the Commission; incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMCLONE SYSTEMS INCORPORATED
Date: April 29, 2008	By:	/s/ JOHN H. JOHNSON John H. Johnson Chief Executive Officer

QuickLinks

EXPLANATORY NOTE
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
  ITEM 11. EXECUTIVE COMPENSATION
Summary Compensation Table for Fiscal Years 2007 and 2006
All Other Compensation for Fiscal Years 2007 and 2006
Grants of Plan-Based Awards during Fiscal 2007
Outstanding Equity Awards at December 31, 2007
Option Exercises in Fiscal 2007
Director Compensation in Fiscal 2007
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
SIGNATURES