Form 10-Q
period 2008-03-31
IMCLONE SYSTEMS INC
filed 2008-05-09
CIK 765258

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer," "large accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2008
Common Stock, par value $0.001	86,540,750 Shares

IMCLONE SYSTEMS INCORPORATED

INDEX

i

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

IMCLONE SYSTEMS INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share data)

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$797,352	$602,227
Securities available for sale	102,822	304,534
Prepaid expenses	3,163	3,632
Amounts due from corporate partners	108,201	95,838
Inventories	120,199	116,153
Deferred income taxes, net	20,995	14,582
Other current assets	9,027	11,696

Total current assets	1,161,759	1,148,662

Property, plant and equipment, net	394,654	397,682
Deferred financing costs, net	4,177	5,105
Deferred income taxes, net	64,403	82,043
Securities available for sale	92,594	109,060
Other assets	25,884	26,707

Total assets	$1,743,471	$1,769,259

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable (including $2,445 and $1,387 due Bristol-Myers Squibb Company ("BMS") at March 31, 2008 and December 31, 2007, respectively)	$23,744	$30,528
Accrued expenses (including $3,891 and $1,758 due BMS at March 31, 2008 and December 31, 2007, respectively)	50,460	54,374
Current portion of deferred revenue	100,526	107,182
Other current liabilities	4,247	4,573

Total current liabilities	178,977	196,657

Deferred revenue, less current portion	159,129	176,605
Long-term debt	600,000	600,000
Other liabilities	12,925	12,208

Total liabilities	951,031	985,470

Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $1.00 par value; authorized 4,000,000 shares; reserved 1,200,000 series B participating cumulative preferred stock, none issued or outstanding	—	—
Common stock, $0.001 par value; authorized 200,000,000 shares; issued 87,435,482 and 87,314,181 at March 31, 2008 and December 31, 2007, respectively; outstanding 86,444,417 and 86,323,116 at March 31, 2008 and December 31, 2007, respectively	87	87
Additional paid-in capital	906,044	893,613
Accumulated deficit	(86,378)	(30,478)
Treasury stock, at cost 991,065 at March 31, 2008 and December 31, 2007, respectively	(28,754)	(28,754)
Accumulated other comprehensive income (loss):
Net unrealized gain (loss) on securities available for sale	1,441	(50,679)

Total stockholders' equity	792,440	783,789

Total liabilities and stockholders' equity	$1,743,471	$1,769,259

See accompanying notes to consolidated financial statements.

IMCLONE SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
Royalties	$94,986	$76,363
License fees and milestones	24,132	29,294
Manufacturing	25,442	16,458
Collaborative agreement reimbursements	18,082	19,385

Total revenues	162,642	141,500

Operating expenses:
Research and development	47,689	47,691
Selling, general and administrative	24,823	16,351
Royalties	23,537	16,786
Cost of manufacturing revenue	24,089	13,855

Total operating expenses	120,138	94,683

Operating income	42,504	46,817

Other income (expense):
Interest and other income	9,521	12,517
Interest expense	(2,991)	(2,972)
Loss on impairment of securities available for sale	(84,869)	—

Other income (expense), net	(78,339)	9,545

Income (loss) before income taxes	(35,835)	56,362
Income tax provision	20,065	27,607

Net income (loss)	$(55,900)	$28,755

Earnings (loss) per common share:
Basic	$(0.65)	$0.34

Diluted	$(0.65)	$0.33

Shares used in calculation of earnings (loss) per common share:
Basic	86,372	85,255

Diluted	86,372	92,364

See accompanying notes to consolidated financial statements.

IMCLONE SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(55,900)	$28,755
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,243	7,834
Amortization of deferred financing costs	927	927
Share-based compensation	3,642	614
Tax effect of share-based compensation	(8,489)	(7,033)
Loss on impairment of securities available for sale	84,869	—
Loss on disposal of fixed assets	—	3,229
Deferred income taxes	11,227	19,739
Other	1	21
Changes in:
Prepaid expenses	469	1,401
Amounts due from corporate partners	(12,363)	1,411
Inventories	(4,046)	(10,319)
Other current assets	2,669	(3,057)
Other assets	264	537
Accounts payable	(6,784)	(4,470)
Accrued expenses	2,659	116
Share-based compensation	—	361
Other current liabilities	(326)	2,847
Deferred revenue	(24,132)	(29,294)
Other liabilities	717	129

Net cash provided by operating activities	3,647	13,748

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(4,656)	(3,135)
Purchases of securities available for sale	(8,471)	(470,432)
Proceeds from sale of securities available for sale	7,000	417,500
Proceeds from maturities of securities available for sale	186,900	30,950

Net cash provided by (used in) investing activities	180,773	(25,117)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,953	6,512
Proceeds from issuance of common stock under the employee stock purchase plan	263	177
Tax effect of share-based compensation	8,489	7,033

Net cash provided by financing activities	10,705	13,722

Net increase in cash and cash equivalents	195,125	2,353
Cash and cash equivalents at beginning of period	602,227	20,568

Cash and cash equivalents at end of period	$797,352	22,921

Supplemental cash flow information:
Cash paid for:
Income taxes	$8	$2,210

Non-cash investing and financing activities:
Change in net unrealized gain (loss) in securities available for sale	$32,749	$(1,505)

Value of restricted stock units not issued in lieu of withholding taxes	$1,053	$—

See accompanying notes to consolidated financial statements.

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Business Overview and Basis of Presentation

        The accompanying consolidated financial statements of ImClone Systems Incorporated ("ImClone Systems" or the "Company") as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 are unaudited. The accompanying unaudited consolidated balance sheets, statements of operations and statements of cash flows have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. The financial statements reflect all adjustments, consisting only of normal, recurring adjustments, which are in the opinion of management, necessary for a fair presentation for the interim periods. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and related revenue and expense accounts and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with GAAP. Actual results could differ materially from those estimates. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC.

        The results of operations for the interim periods are not necessarily indicative of results to be expected for the entire fiscal year or any other period.

        Certain previously reported amounts have been reclassified to conform with current period presentation. Clinical and regulatory expenses that were previously reported separately in the Consolidated Statements of Operations for the three months ended March 31, 2007 have been included within Research and development expenses. Certain expenses of approximately $992,000 for the three months ended March 31, 2007 that were previously reported within Research and development expenses have been reclassified to Selling, general and administrative expenses.

        The Company is a biopharmaceutical company whose mission is to advance oncology care by developing and commercializing a portfolio of targeted treatments designed to address the medical needs of patients with cancer. Our commercially available product, ERBITUX® (cetuximab) binds specifically to epidermal growth factor receptor (EGFR, HER1, c-ErbB-1) on both normal and tumor cells, and competitively inhibits the binding of epidermal growth factor (EGF) and other ligands, such as transforming growth factor-alpha. We are conducting, and in some cases have completed, clinical studies evaluating ERBITUX for broader use in colorectal cancer, squamous cell carcinoma of the head and neck (SCCHN), for the potential treatment of lung cancers, as well as other potential indications. The Company does not operate separate lines of business or separate business entities and does not conduct any significant operations outside of the U.S. Accordingly, the Company does not prepare discrete financial information with respect to separate product areas or by location and does not have separately reportable segments.

Impact of Recent Accounting Pronouncements

        In June 2007, the Emerging Issues Task Force reached a consensus on Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Good or Services to Be Used in Future Research and Development Activities." This Issue requires that nonrefundable advance payments for research and development activities be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed or when the goods or services are no

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

(1) Business Overview and Basis of Presentation (Continued)

longer expected to be provided. This Issue will be effective for fiscal years beginning after December 15, 2007, and earlier adoption is not permitted. This consensus is to be applied prospectively for new contracts entered into after that date. The adoption of this Issue did not have a material effect on the Company's financial statements.

        In November 2007, the Emerging Issues Task Force reached a consensus on Issue No. 07-1, "Accounting for Collaborative Arrangements." This Issue establishes accounting for costs incurred and revenues generated on sales to third parties should be reported by partners to joint development agreements in each of their respective income statements, how sharing payments made to or received by a partner pursuant to a Collaboration Agreement should be presented in the income statement, and disclosures related to the combined sales and expenses of the partners to a Collaboration Agreement that are used to compute the payments made/received. This Issue will be effective for fiscal years beginning after December 15, 2008, and earlier adoption is not permitted. This consensus is to be applied prospectively for new Collaborative Agreements entered into after that date and the Company does not anticipate that the adoption of this Issue will have a material impact on its consolidated financial statements.

Comprehensive Income (Loss)

        The following table reconciles net income (loss) to comprehensive income (loss): (in thousands)

	Three Months Ended March 31,
	2008	2007
Net income (loss)	$(55,900)	$28,755
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale during the period	(32,749)	1,505
Reclassification adjustment for recognized loss on securities available for sale during the period	84,869	—

Total other comprehensive income	52,120	1,505

Total comprehensive income (loss)	$(3,780)	$30,260

(2) Fair Value Measurements

        The Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, "Accounting for Fair Value Measurements" (SFAS 157), on January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and SFAS 157 details the disclosures that are required for items measured at fair value. In February 2008, the Financial Accounting Standards Board issued Staff Position No. 157-2 (FSP 157-2), which delays the effective date of SFAS 157 for one year for all nonfinancial assets and

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

(2) Fair Value Measurements (Continued)

liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company does not have nonfinancial assets and nonfinancial liabilities that are required to be measured at fair value on a recurring basis. Based on this guidance, the Company expects to adopt the provisions of SFAS 157 as related to nonfinancial assets and nonfinancial liabilities, effective January 1, 2009 and this adoption is not expected to have a material impact on the Company's financial statements.

        Under SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159), entities are permitted to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value measurement option under SFAS 159 for our financial assets or liabilities.

        Financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

          Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

          Level 2 inputs are other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

          Level 3 inputs are unobservable inputs that reflect our own assumptions about the assumptions that market participants would use in pricing the asset or liability. The Company would develop these inputs based on the best information available, including its own data.

        In accordance with the fair value hierarchy described above, the following table shows the fair value of our securities available for sale that are required to be measured at fair value as of March 31, 2008:

		Fair Value Measurement at Reporting Date Using
Description	Total as of March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale	$102,822	$102,822	$—	$—
Securities available for sale, non-current	92,594	—	—	92,594

Total	$195,416	$102,822	$—	$92,594

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

(2) Fair Value Measurements (Continued)

        The following table summarizes the changes in fair value for our Level 3 assets: (in thousands)

Fair Value Measurement of Assets Using Level 3 Inputs
Securities Available for Sale, non-current
Balance at January 1, 2008	$109,060
Total gains (losses) (realized or unrealized)
Included in earnings	(69,126)
Included in other comprehensive income	40,159
Transfers in (out) of Level 3	12,501

Balance at March 31, 2008	$92,594

Total gains (losses) for 2008 first quarter included in earnings attributable to the change in unrealized gains or losses (including other-than-temporary impairment) relating to assets still held at the reporting date	$(69,126)

        As of March 31, 2008, the Company has $161.7 million of principal invested in auction rate securities (ARS), of which $144.1 million represent interests in synthetic collateralized debt obligations referencing portfolios of corporate bonds (CDOs), $5.1 million represents interests in floating rate surplus notes of captive insurance companies (FRN) and $12.5 million represents interests in student loans and student loan revenue bonds (Student Loans). These securities have long-term nominal maturities for which interest rates are reset through a dutch-auction each month and these auctions had historically provided a liquid market for these securities. As a result of the continuing liquidity issues experienced in the global credit and capital markets, these ARS have had multiple failed auctions; the CDOs and FRN have been failing at auction since August 2007 and the Student Loans have been failing at auction since March 2008. The estimated fair value of the CDOs were $76.9 million as of March 31, 2008, which were determined based on indicative bids from an investment bank. The estimated fair value of the FRN were $4.4 million as of March 31, 2008, which were determined based on broker-provided valuations. The estimated fair value of the Student Loans were $11.3 million as of March 31, 2008, which were determined based on a valuation performed by Pluris Valuation Advisors LLC. Collectively, the fair value of the ARS of $92.6 million as of March 31, 2008, is significantly below the fair value at December 31, 2007 of $121.7 million. While interest continues to be paid by the issuers of these securities, due to the severity of the decline in fair value and the duration of time for which these securities have been in a loss position, the Company concluded that these securities have experienced an other-than-temporarily decline in fair value and has recorded an impairment charge of $69.1 million related to these ARS. These ARS all have AAA/Aaa credit ratings as of March 31, 2008. These ARS have been classified as long-term investments in the Company's Consolidated Balance Sheets given that these securities are illiquid until there is a successful auction for them, the timing of which is not knowable at this time. The Company also has investments in government agency bonds that are not impaired with a fair value of $65.7 million (based on actively traded markets and are classified in the table above as Level 1).

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

(2) Fair Value Measurements (Continued)

        As of March 31, 2008, the Company has equity securities with a cost basis of $43.6 million, that have a fair value of $27.8 million (using Level 1 inputs), resulting in a decline in fair value of $15.8 million. Based on an analysis of the relevant factors contributing to the decline in fair value, the Company recorded an impairment charge of approximately $15.8 million, reflecting an other-than-temporary decline in the fair value of the equity securities. In making this determination the Company considered a number of factors, including the nature of the investment, the cause of the decline in fair value, the severity and duration of the decline in fair value, the financial position and prospects of the company whose securities are held, analyst reports, as well as other factors. As of March 31, 2008, the Company has an additional $9.3 million (using Level 1 inputs) of equity investments which were not impaired and are included in the table above. The fair value of the Company's equity securities was determined using the March 31, 2008 closing market price of the securities (Level 1 inputs).

        Changes in the fair values of securities available for sale deemed to be temporary are included in the Company's Consolidated Balance Sheets as Net unrealized gain (loss) on securities available for sale included within Accumulated other comprehensive income (loss).

        The fair value of the Company's 1 3/8% convertible senior notes of $600.0 million was approximately $568.5 million and $564.8 million at March 31, 2008 and December 31, 2007, respectively, based on their quoted price in the active market for this debt instrument.

(3) Inventories

        Inventories are stated at the lower of cost, determined on the first-in-first-out method, or market. Inventories consist of the following: (in thousands)

	March 31, 2008	December 31, 2007
Raw materials and supplies	$14,951	$19,357
Work in process	95,013	79,859
Finished goods	10,235	16,937

Total	$120,199	$116,153

        In June 2006, the Company began producing ERBITUX for commercial use at its multiple product manufacturing facility (BB50), located in Branchburg, New Jersey. In August 2007, the Company received approval from the FDA for the manufacture of ERBITUX in BB50, and therefore was able to sell the ERBITUX inventory produced in BB50. In July 2007, the Company transitioned its BB50 plant from the production of ERBITUX to the production of pipeline products and has expensed the cost of manufacturing these products as Research and development expense.

        The Company's current plan is to produce a mix of ERBITUX and pipeline products in BB50 during 2008. In February 2008, the Company transitioned BB50 back to the production of ERBITUX. This facility is approved by the FDA as a single-product manufacturing facility for the production of ERBITUX. Therefore, we are required to file a supplemental biologics license application with the FDA for approval of the procedures and controls in the operation of BB50 as a multi-product manufacturing facility, which we intend to do during the first half of 2008 and anticipate FDA approval

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

(3) Inventories (Continued)

as a multi-product facility during 2008. However, there is no assurance that the FDA will approve these procedures and controls in the operation of BB50 as a multi-product manufacturing facility. If the FDA does not approve the procedures and controls that were used during the operation of BB50 as a multi-product manufacturing facility, we will not be able to sell the ERBITUX produced since the transition back to the production of ERBITUX in February 2008. As of March 31, 2008, the Company has capitalized approximately $6.0 million related to the costs of producing ERBITUX in BB50 during 2008. The Company also has an additional $27.5 million of ERBITUX inventory that requires regulatory approval before it can be sold, most of which is attributable to a new product formulation. The Company expects to file for the required regulatory approvals during the second quarter of 2008, and anticipates receiving approval by the end of 2008. Management expects the total capitalized costs of ERBITUX to be fully realizable.

(4) Property, Plant and Equipment

        Property, plant and equipment are recorded at cost and consist of the following: (in thousands)

	March 31, 2008	December 31, 2007
Land	$4,899	$4,899
Buildings	283,706	283,415
Leasehold improvements	24,369	24,369
Machinery and equipment	177,353	176,109
Furniture and fixtures	7,026	7,016
Construction in progress	30,348	27,237

Total cost	527,701	523,045
Less accumulated depreciation	(133,047)	(125,363)

Property, plant and equipment, net	$394,654	$397,682

        In the first quarter of 2007, the Company determined that it was not cost effective to develop its Spring Street facility to house its Research organization. As a result, the Company recorded a write-off of approximately $3.2 million related to design and engineering costs associated with this facility that were included in construction in progress as of December 31, 2006. This write-off is included in Research and development expenses in the Company's Consolidated Statements of Operations for the three months ended March 31, 2007. The Company is in the process of evaluating alternative uses for this facility.

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

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

(5) Share-Based Compensation Plans

        On February 15, 2008, the Company awarded, for no consideration, 296,719 Restricted Stock Units (RSU) to its employees under its 2006 Stock Incentive Plan (the "06 Plan"). The grant date fair value of the Company's RSU awards was calculated using the closing market price of the Company's common stock as listed on the Nasdaq Global Select Market on February 15, 2008. The RSU vest 33 1/3% annually over the three-year vesting period.

        RSU activity for the three months ended March 31, 2008 is summarized as follows:

	Number of Units	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
			(in thousands)
Outstanding at December 31, 2007	255,975
Granted	296,719
Vested	(75,012)
Forfeitures	(6,805)

Outstanding at March 31, 2008	470,877	1.79	$19,975

Expected to vest	359,494	1.73	$15,250

        The grant date fair values of the RSU was $39.06 and $29.60 for grants issued during the three months ended March 31, 2008 and 2007, respectively. The aggregate intrinsic value of RSU outstanding as of March 31, 2008 is calculated as the number of shares multiplied by the closing market price of our common stock at March 31, 2008, which was $42.42.

        In addition to the RSU discussed above, the Company also granted stock options for promotions and new hire grants. The activity related to stock options for the three months ended March 31, 2008 is summarized as follows:

	Number of Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2007	9,614,528	$39.36
Granted	407,700	$41.29
Exercised	(65,961)	$29.61
Forfeitures	(99,270)	$38.45

Outstanding at March 31, 2008	9,856,997	$39.51	5.56	$58,497

Vested and expected to vest	9,320,055	$39.71	5.36	$55,045

Exercisable at March 31, 2008	7,893,029	$40.31	4.68	$46,168

        The weighted average fair value of options granted during the three months ended March 31, 2008 and 2007 was $16.33 and $13.13, respectively. The aggregate intrinsic value of options outstanding at

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

(5) Share-Based Compensation Plans (Continued)

March 31, 2008 is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the options that had exercise prices that were lower than the market price of our common stock at March 31, 2008. The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was $938,000 and $5.8 million, respectively, determined as of the date of exercise.

(6) Earnings Per Common Share

        Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period increased to include all additional common shares that would have been outstanding assuming potentially dilutive common share equivalents had been issued. Dilutive common share equivalents include (1) the dilutive effect of in-the-money shares related to stock options, which is calculated based on the average share price for each period using the treasury stock method; (2) the conversion of convertible debt which is calculated using an "if-converted" basis; and (3) the dilutive effect of RSU which is calculated under the treasury stock method. Under the treasury stock method, the exercise price of an option, the average amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital, if any, when the option is exercised, are assumed to be used to repurchase shares in the current period. In addition, in computing the dilutive effect of convertible debt, the numerator is adjusted to add back the after-tax amount of interest recognized in the period. Under the treasury stock method for RSU, the average amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital, if any, are assumed to be used to repurchase shares in the current period. For the three months ended March 31, 2008 and 2007, there were an aggregate of 10,090,892 and 8,396,931, respectively, potential common shares related to share-based instruments, excluded from the diluted earnings per share computation because their inclusion would have had an anti-dilutive effect. For the three months ended March 31, 2008, there was an additional 6,336,466 potential common shares, which are attributable to the convertible subordinated notes, excluded from the diluted earnings per share computation because their inclusion would have had an anti-dilutive effect.

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

(6) Earnings Per Common Share (Continued)

        Basic and diluted earnings per common share (EPS) were computed using the following: (in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
EPS Numerator—Basic:
Net income (loss)	$(55,900)	$28,755

EPS Denominator—Basic:
Weighted-average number of shares of common stock outstanding	86,372	85,255

EPS Numerator—Diluted:
Net income (loss)	$(55,900)	$28,755
Adjustment for interest, net of amounts capitalized and income tax effect	—	1,753

Net income (loss), adjusted	$(55,900)	$30,508

EPS Denominator—Diluted:
Weighted-average number of shares of common stock outstanding	86,372	85,255

Effect of dilutive securities:
Stock options	—	766
Restricted stock units	—	7
Convertible subordinated notes	—	6,336

Dilutive potential common shares	—	7,109

Weighted-average common shares and dilutive potential common shares	86,372	92,364

Basic earnings (loss) per common share	$(0.65)	$0.34
Diluted earnings (loss) per common share	$(0.65)	$0.33

(7) Taxes

        The Company's estimated annual effective income tax rate for 2008 is approximately 43.5%, excluding the effect of any discrete (benefits) charges and the effect of the impairment charge of $84.9 million on investments, for which no tax benefit has been taken due to the Company's expected inability to utilize capital losses. During the three months ended March 31, 2008 and 2007 the Company recognized discrete (benefits) charges of approximately $(1.3) million and $4.5 million, respectively, related to certain tax return method changes filed as well as certain deferred items. The difference between the statutory rate and the Company's expected annual effective income tax rate primarily relates to state taxes. Actual cash tax payments in 2008 are estimated to be less than $2 million.

        The Company recognizes both interest and penalties accrued related to unrecognized tax benefits as elements of income tax expense in the Consolidated Statements of Operations. During the three months ended March 31, 2008 and 2007, the Company recorded approximately $260,000 and $365,000, respectively, of interest and penalties.

        The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The statute of limitations on the Company's federal income tax returns through 2002 has

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

(7) Taxes (Continued)

expired. The statute of limitations on the Company's New Jersey income tax returns through 2003 has expired.

(8) Collaborative Agreements

(a)    Merck KGaA

        The following represents an update of the Company's contractual relationship with Merck KGaA during the quarter ended March 31, 2008. For a more detailed description of the Company's contractual relationship, reference Note 10(a) and (c) of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

        On February 27, 2008, the Company received verbal notification from Merck KGaA that Merck KGaA was taking the position that the Yeda Settlement Agreement of December 7, 2007 resulted in the breach of one of the Company's representations in the Development License Agreement and that, therefore, Merck KGaA was no longer obligated to reimburse a portion of the royalty payments paid by ImClone to Yeda and Sanofi-Aventis following the date of that agreement. The Company does not believe that the settlement with Yeda altered Merck KGaA's obligation to pay us the royalty reimbursement and will continue to seek to resolve the matter with Merck KGaA. The Company and Merck KGaA are currently in discussions regarding this issue.

        The Company has a liability due Merck KGaA of approximately $2.2 million as of March 31, 2008 and December 31, 2007.

(b)    Bristol-Myers Squibb Company

        The following represents an update of the Company's contractual relationship with BMS during the quarter ended March 31, 2008. For a more detailed description of the Company's contractual relationship, reference Note 10(b) and (c) of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

        The Company recorded expenses of approximately $1.7 million and $3.0 million pursuant to cost sharing agreements with BMS for the three months ended March 31, 2008 and 2007, respectively. The Company has also recorded expenses of $141,000 and $829,000 for the three months ended March 31, 2008 and 2007, respectively, related to the agreements with respect to co-development of ERBITUX in Japan.

        On May 1, 2008, Andrew R.J. Bonfield, a BMS-appointed director, resigned as a director of the Company. Mr. Bonfield has informed the Company's Board of Directors that his resignation was not the result of any disagreement with us on any matter relating to the Company's operations, policies or practices.

(c)    Collaborations Relating to the Japanese Market

        Pursuant to the Commercial Agreement with BMS and our agreement with Merck KGaA, we had granted E.R. Squibb and Merck KGaA co-exclusive rights (together or without the Company) to develop, distribute and promote ERBITUX in Japan. Subsequently, on October 12, 2007, the Company

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

(8) Collaborative Agreements (Continued)

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

        The Company recorded expenses of approximately $1.5 million for the three months ended March 31, 2008 related to the agreement with respect to commercialization in Japan.

  Collaborative Agreement Tables

        Royalty revenue consists of the following: (in thousands)

	Three Months Ended March 31,
	2008	2007
BMS—ERBITUX	$73,117	$62,455
Merck KGaA—ERBITUX	21,863	13,862
Other	6	46

Total royalties	$94,986	$76,363

        License fees and milestone revenue consists of the following: (in thousands)

	Three Months Ended March 31,
	2008	2007
BMS—ERBITUX	$23,864	$29,176
Merck KGaA—ERBITUX	268	118

Total license fees and milestones	$24,132	$29,294

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

(8) Collaborative Agreements (Continued)

        Manufacturing revenue consists of the following: (in thousands)

	Three Months Ended March 31,
	2008	2007
BMS—ERBITUX	$22,679	$16,458
Merck KGaA—ERBITUX	2,763	—

Total manufacturing	$25,442	$16,458

        Collaborative agreement reimbursements revenue consists of the following: (in thousands)

	Three Months Ended March 31,
	2008	2007
BMS—ERBITUX:
Drug supplied for clinical trials	$2,440	$2,474
Clinical and regulatory expenses	6,142	3,761
Selling, general and administrative	344	258
Royalty expenses	4,687	4,004

Total BMS	13,613	10,497
Merck KGaA—ERBITUX:
Drug supplied for clinical trials	3,115	7,713
Selling, general and administrative	—	62
Royalty expenses	1,354	1,113

Total Merck KGaA	4,469	8,888

Total collaborative agreement reimbursements	$18,082	$19,385

        Amounts due from corporate partners consists of the following: (in thousands)

	March 31, 2008	December 31, 2007
BMS—ERBITUX	$78,059	$74,326
Merck KGaA—ERBITUX	30,142	21,512

Total amounts due from corporate partners	$108,201	$95,838

        Deferred revenue consists of the following: (in thousands)

	March 31, 2008	December 31, 2007
BMS—ERBITUX commercial agreement	$248,213	$272,078
Merck KGaA—ERBITUX development and license agreement	11,442	11,709

Total deferred revenue	259,655	283,787
Less: current portion	(100,526)	(107,182)

Total long-term deferred revenue	$159,129	$176,605

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

(9) Commitments and Contingencies

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

        On May 2, 2007, the Company filed an Opposition in the European Patent Office against EP 1,058,562 B1, which is a patent directed to, inter alia, the use of either radiation or chemotherapy in concert with an EGFR antibody that inhibits receptor dimerization. The patent is assigned to the University of Pennsylvania. Oppositions to that European Patent have also been filed by Amgen, Inc., Merck KGaA, Oncoscience AG, Genmab A/S and Hoffmann La-Roche Inc. On April 9, 2008, the University filed a submission in response to the Oppositions proposing a new set of claims. The Company, having had the advice of its patent counsel, plans to vigorously defend against the claims asserted.

        On February 5, 2007, a complaint was filed against the Company by Abbott in the U.S. District Court for the District of Massachusetts (07-cv-10216). This action alleges that the manufacture and sale of ERBITUX infringes U.S. Patent No. 5,665,578, which is owned by Abbott and that the Company should therefore pay damages. On April 24, 2007, the Company filed an answer, which it amended on May 17, 2007, and January 10, 2008, to this complaint denying all claims. A court ordered mediation hearing occurred on December 20, 2007 which did not result in a resolution of the matter. A second mediation hearing will occur on May 9, 2008. The Company, having had the advice of its patent counsel, plans to vigorously defend against the claims asserted.

        On May 2, 2008, the Company brought suit against Abbott in the United States District Court, District of Massachusetts based on Abbott's wrongful concealment of and misrepresentations relating to a document that was critical to one of the Company's defenses in a prior patent infringement proceeding with the Repligen Corporation and the Massachusetts Institute of Technology. The Company is seeking damages in the amount of $65 million.

        No reserve has been established in the financial statements for the legal proceedings described above, which have not been settled, because the Company does not believe that such a reserve is required to be established at this time under SFAS No. 5. However, if in a future period, events in any such legal proceedings render it probable that a loss will be incurred and if such loss is reasonably estimable at that time, the Company will establish such a reserve. Thus, it is possible that legal proceedings and settlements arising therefrom, if any, may have a material adverse impact on operating results for that period, on our balance sheet, or both.

        In October 2001, the Company entered into a sublease (the "Sublease") for a four-story building at 325 Spring Street, New York, New York, which includes approximately 100,000 square feet of usable space. The Sublease has a term of 22 years, followed by two five-year renewal option periods. In order to induce the sublandlord to enter into the Sublease, the Company made a loan to the sublandlord in the principal amount of a $10.0 million note receivable, of which $7.8 million is outstanding as of March 31, 2008. The loan is secured by a leasehold mortgage on the prime lease as well as a collateral assignment of rents by the sublandlord. The loan is payable by the sublandlord over 20 years and bears interest at 5 1/2% in years one through five, 6 1/2% in years six through ten, 7 1/2% in years eleven through

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

(9) Commitments and Contingencies (Continued)

fifteen and 8 1/2% in years sixteen through twenty. In addition, the Company paid the owner a consent fee in the amount of $500,000. Effective March 1, 2005, the Company amended the Sublease to add an additional 6,500 square feet of space upon all the same terms and conditions set forth in the Sublease. In connection with this amendment, the Company paid an up-front fee of $1.7 million which is being amortized to lease expense over the respective term of the Sublease. The future minimum lease payments remaining at March 31, 2008, are approximately $43.5 million.

(10) Employee Benefit Plans

Defined Contribution Plan

        All employees of the Company who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan. The 401(k) plan allows eligible employees to defer up to 25 percent of their annual compensation, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. Under the 401(k) plan, the Company, at management's discretion, may match employee contributions and/or make discretionary contributions. Neither the employee contributions nor voluntary matching contributions are invested in the Company's securities. Total expense incurred by the Company was $790,000 and $646,000 for the three months ended March 31, 2008 and 2007, respectively.

(11) Long-term Debt

        The Company's long-term debt was $600.0 million at March 31, 2008 and December 31, 2007. For a more detailed description of the Company's long-term debt, reference Note 8 to the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

        Under the Registration Rights Agreement for these convertible notes, the Company could be subject to liquidated damages if the effectiveness of the registration statement covering the convertible debt is not maintained at any time prior to the redemption of the convertible notes, the repayment of the convertible notes, or certain corporate events as defined in the convertible note agreement. The Company believes the likelihood of such an event occurring is remote and, as such we have not recorded a liability as of March 31, 2008. In the unlikely event that it becomes probable that we would have to pay liquidated damages under the Registration Rights Agreement, until a shelf registration statement covering the convertible debt is again effective, the potential liquidated damages would be 0.25% of the outstanding amount of notes for the first 90 days and 0.50% of the outstanding amount of notes thereafter. Such damages (i) would accrue only with respect to the shares of the Company's common stock that were not already sold by the holder (using the registration statement or pursuant to SEC Rule 144) and that were not eligible for sale without a registration statement; (ii) would accrue only over the period during which the registration statement was not effective; and (iii) would be settled in cash in accordance with the terms of the Registration Rights Agreement.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis is provided to further the reader's understanding of the consolidated financial statements, financial condition and results of operations of ImClone Systems in this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the consolidated financial statements and the accompanying notes included in our filings with the SEC, including our 2007 Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risk and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below and under "Risk Factors" set forth in Part II—Item 1A and elsewhere in our 2007 Annual Report on Form 10-K.

OVERVIEW

        ImClone Systems is a biopharmaceutical company whose mission is to advance oncology care by developing and commercializing a portfolio of targeted treatments designed to address the medical needs of patients with cancer. Our commercially available product, ERBITUX® (cetuximab) binds specifically to epidermal growth factor receptor (EGFR, HER1, c-ErbB-1) on both normal and tumor cells, and competitively inhibits the binding of epidermal growth factor (EGF) and other ligands, such as transforming growth factor-alpha. We are conducting, and in some cases have completed, clinical studies evaluating ERBITUX for broader use in colorectal cancer, for the potential treatment of lung cancer, as well as other potential indications.

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

  •
  status of current liquidity crisis in the financial markets with regard to certain of our securities available for sale; and

  •
  the addition or termination of research programs or funding support and variations in the level of expenses related to our proprietary product candidates during any given period.

        As a result of our substantial investment in research and development, recent patent litigation settlements, and the loss on impairment of investments of $84.9 million recorded during the first quarter of 2008, we have incurred significant operating losses and have an accumulated deficit of approximately $86.4 million as of March 31, 2008. We anticipate that our accumulated deficit may continue to decrease in the future as we earn revenues on commercial sales of ERBITUX and generate net income. There is no assurance that we will be able to continue to successfully manufacture, market or commercialize ERBITUX or that potential customers will buy ERBITUX. We rely entirely on third-party manufacturers for filling and finishing services with respect to ERBITUX. If our current third-party manufacturers or critical raw material suppliers fail to meet our expectations, we cannot be assured that we will be able to enter into new agreements with other suppliers or third-party manufacturers without an adverse effect on our business.

HIGHLIGHTS AND OUTLOOK

        The first quarter was a period of continued execution and growth for ImClone. We continued to build on our progress from 2007 in order to strategically move the Company forward and enhance shareholder value. During the quarter, we continued to advance our three primary goals of growing ERBITUX sales, accelerating our pipeline of novel antibodies and expanding our capabilities and capacity.

        With respect to expanding ERBITUX sales, excluding the impact of inventory fluctuations for wholesaler stocking, we achieved our fourth consecutive quarter of increased sales demand in North America and we continue to see steady demand-based sales growth. Building on our sales growth for ERBITUX, we expect to file two sBLAs in 2008. We plan to file for first-line head and neck cancer during the middle of the year based upon the EXTREME trial data and we plan to file for first-line non-small cell lung cancer in the second half of this year based upon the FLEX trial data. In line with our efforts to maximize the global commercialization of ERBITUX, we are actively working with the Japanese authorities and expect to launch ERBITUX within the next twelve months. If approved, ERBITUX would be the only EGFR antibody available in this large market. In addition, we plan to launch ERBITUX in Canada later this year.

        ERBITUX is being highlighted in two presentations at the Annual ASCO Meeting Plenary Session on June 1, 2008, which features some of the most significant research presented at this prestigious scientific meeting. One of the plenary presentations will highlight the results from a Phase III study of ERBITUX in combination with platinum-based chemotherapy (vinorelbine plus cisplatin), which we announced last year met its primary endpoint of increasing overall survival compared with chemotherapy alone in patients with advanced non-small cell lung cancer (NSCLC). This large, randomized multi-national study, known as FLEX (First-Line Treatment for Patients with Epidermal growth factor inhibitor (EGFR)-EXpressing Advanced NSCLC) enrolled patients with Stage IIIB or Stage IV NSCLC who had not previously received chemotherapy.

        The second plenary presentation will describe the efficacy results of patients with metastatic colorectal cancer (mCRC) who participated in the pivotal Phase III trial known as CRYSTAL (Cetuximab combined with iRinotecan in first line therapY for metaSTatic colorectAL cancer) as a function of the mutational status of their tumors' K-Ras oncogene. In CRYSTAL, 1,220 patients were randomized to treatment with either ERBITUX plus FOLFIRI (an irinotecan-based chemotherapy regimen) or FOLFIRI alone. In 2007, we announced that the CRYSTAL study met its primary endpoint of increasing progression-free survival in patients treated with ERBITUX plus FOLFIRI compared to FOLFIRI alone an intent-to-treat analysis of patients irrespective of K-Ras.

        In regard to clinical development, we have continued to make progress toward our second stated goal of accelerating our proprietary pipeline of novel antibodies. Most notably, we are moving the first of our pipeline antibodies, IMC-1121B, into Phase III trials. This is the first time we have advanced an antibody other than ERBITUX into later stage trials, a critical milestone in ImClone's long-term growth strategy. Additionally, we added to the number of Phase II clinical trials in which our proprietary antibodies are being studied.

        Since the beginning of 2008, ImClone has continued to make progress in advancing its earlier stage pipeline, consisting of five fully-human IgG1 antibodies, through clinical development. In February, the first patient was enrolled in ImClone's third Phase II clinical trial of IMC-1121B in patients with advanced hepatocellular carcinoma (liver cancer). In addition to this study, Phase II trials of IMC-1121B in patients with metastatic melanoma and renal cancer are enrolling patients. ImClone plans to open additional Phase II and Phase III clinical trials in 2008. The initial stage of a series of

Phase I/II clinical trials of IMC-A12, our anti-insulin-like growth factor-1 receptor (IGF-1R) monoclonal antibody, in children with relapsed or refractory solid malignancies, commenced patient enrollment in March. This study is the first of an initial stage of at least ten Phase I and II clinical trials of IMC-A12 sponsored by the Cancer Therapy Evaluation Program of the Division of Cancer Treatment and Diagnosis, National Cancer Institute (NCI), to commence patient enrollment. ImClone announced the selection of these proposals by NCI in September 2007.

        In April 2008, ImClone announced that it reached agreement with the U.S. Food and Drug Administration (FDA) under a Special Protocol Assessment (SPA) for its planned Phase III clinical trial of IMC-1121B, ImClone's anti-vascular endothelial growth factor receptor-2 (VEGFR-2) monoclonal antibody, in women with metastatic breast cancer. Also in April, a Phase II clinical trial of IMC-A12 in patients with head and neck cancer commenced patient enrollment. In addition to this study, Phase II studies of IMC-A12 in patients with prostate and colorectal cancers are enrolling patients, and we plan to open additional Phase II clinical trials of IMC-A12 in 2008. Continued progress has been made towards the completion of Phase I clinical trials of IMC-18F1, ImClone's anti-vascular endothelial growth factor receptor-1 (VEGFR-1) monoclonal antibody, and IMC-3G3, ImClone's monoclonal antibody targeting platelet-derived growth factor receptor-alpha. We plan to initiate disease-directed clinical trials with both novel antibodies following completion of these Phase I trials.

        We also continued making progress toward our third stated goal of building our capabilities. During the first quarter, the facility of one of our third-party fill-finish vendors, Hollister-Steir, was approved for fill-finish of ERBITUX. We initiated Phase I production of IMC-EB-10, an antibody we hope to file an IND on in the second half of 2008. We began the engineering of the second suite of BB50 to accommodate additional production of ERBITUX and the balance of our pipeline, and we are planning to fully build-out this facility with the engineering of the third suite in the near future.

        In addition, in March, ImClone appointed Kenneth J. Zuerblis as Senior Vice President and Chief Financial Officer. Mr. Zuerblis brings to ImClone more than 25 years of financial and operational management experience. Mr. Zuerblis is best known within the biotechnology industry as a former Chief Financial Officer of Nasdaq-traded Enzon Pharmaceuticals, Inc., a biopharmaceutical company focused on the treatment of cancer and other life-threatening conditions.

        On May 1, 2008, Andrew R.J. Bonfield, a BMS-appointed director, resigned as a director of the Company. Mr. Bonfield has informed the our Board of Directors that his resignation was not the result of any disagreement with us on any matter relating to our operations, policies or practices.

        Overall, these activities highlight our progress in capitalizing on the ERBITUX franchise by expanding its use in the U.S. and around the world, and while we expect steady growth this year, we do not expect the impact of potential new indications for ERBITUX in the U.S. to be seen until 2009 and beyond. These positive steps advance us towards our goal of becoming a more fully-integrated, multi-product biotechnology company that is well positioned to be a global leader in therapeutic antibodies.

CRITICAL ACCOUNTING POLICIES

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Estimates are deemed critical when a different methodology could have reasonably been used or where changes in the estimate from period to period may have a material impact on our financial condition or results of operations. Our critical accounting policies that require management to make significant judgments, estimates, and assumptions are disclosed in the management discussion and analysis (MD&A) section of our Annual Report as filed on Form 10-K for period ended December 31, 2007. The development and selection of the critical accounting policies, and the related disclosure, have been reviewed with the Audit Committee of our Board of Directors. See below for any significant updates to our critical accounting policies from those disclosed in our Annual Report as filed on Form 10-K for the period ended December 31, 2007.

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

        In June 2006, the Company began producing ERBITUX for commercial use at its multiple product manufacturing facility (BB50), located in Branchburg, New Jersey. In August 2007, the Company received approval from the FDA for the manufacture of ERBITUX in BB50, and therefore is able to sell the ERBITUX inventory produced in BB50. In July 2007, the Company transitioned its BB50 plant from the production of ERBITUX to the production of pipeline products and has expensed the cost of manufacturing these products as Research and development expense.

        The Company's current plan is to produce a mix of ERBITUX and pipeline products in BB50 during 2008. Accordingly, in February 2008, the Company transitioned BB50 back to the production of ERBITUX. This facility is approved by the FDA as a single-product manufacturing facility for the production of ERBITUX. Therefore, we are required to file a supplemental biologics license application with the FDA for approval of the procedures and controls in the operation of BB50 as a multi-product manufacturing facility, which we intend to do during the first half of 2008 and anticipate FDA approval as a multi-product facility during 2008. However, there is no assurance that the FDA will approve these procedures and controls in the operation of BB50 as a multi-product manufacturing facility. If the FDA does not approve the procedures and controls that were used during the operation of BB50 as a multi-product manufacturing facility, we will not be able to sell the ERBITUX produced since the transition back to the production of ERBITUX in February 2008. As of March 31, 2008, the Company has capitalized approximately $6.0 million related to the costs of producing ERBITUX in BB50 during 2008. The Company also has an additional $27.5 million of ERBITUX inventory that requires regulatory approval before it can be sold, most of which is attributable to a new product formulation. The Company expects to file for the required regulatory approvals during the second quarter of 2008, and anticipates receiving approval by the end of 2008. Management expects the total capitalized costs of ERBITUX to be fully realizable.

        Investments in Securities—We classify our investments in debt and marketable equity securities as available-for-sale. We invest primarily in asset-backed securities, auction rate securities, government sponsored entities and corporate notes. Generally, we do not invest in equity securities, however, we currently have and may continue to make these investments depending upon our needs. Securities available-for-sale are recorded at fair value. Unrealized holding gains and losses on securities available-for-sale are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized. Realized gains and losses from the sale of securities available-for-sale are determined on a specific identification basis. If the fair value of a security in the portfolio is below its carrying value, we evaluate whether we have the intent and ability to retain the investment for a period of time sufficient to allow for recovery in the fair value of the investment. In making a determination of whether a decline in fair value is other-than-temporary we consider a number of factors, including the liquidity position, credit-worthiness of the issuer of such securities, the nature of the investment, the cause of the decline, the severity and duration of the decline, as well as any other information that may be deemed relevant. A decline in the market value of any security available-for-sale below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. This reduction is charged to Other income (expense) in the Consolidated Statements of Operations and a new cost basis for the security is established. Dividend and interest income are recognized when earned.

        The Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, "Accounting for Fair Value Measurements" (SFAS 157), on January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and SFAS 157 details the disclosures that are required for items measured at fair value. In February 2008, the Financial Accounting Standards Board issued Staff Position No. 157-2 (FSP 157-2), which delays the effective date of SFAS 157 for one year for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company does not have nonfinancial assets and nonfinancial liabilities that are required to be measured at fair value on a recurring basis. Based on this guidance, the Company expects to adopt the provisions of SFAS 157 as related to nonfinancial assets and nonfinancial liabilities, effective January 1, 2009 and this adoption is not expected to have a material impact on the Company's financial statements.

        Under SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159), entities are permitted to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value measurement option under SFAS 159 for our financial assets or liabilities.

        As of March 31, 2008, the Company has $161.7 million of principal invested in auction rate securities (ARS), $144.1 million of which represent interests in synthetic collateralized debt obligations referencing portfolios of corporate bonds (CDOs), $5.1 million represents interests in floating rate surplus notes of captive insurance companies (FRN) and $12.5 million represents interests in student loans and student loan revenue bonds (Student Loans). These securities have long-term nominal maturities for which interest rates are reset through a dutch-auction each month and these auctions had historically provided a liquid market for these securities. As a result of the continuing liquidity issues experienced in the global credit and capital markets, these ARS have had multiple failed auctions; the CDOs and FRN have been failing at auction since August 2007 and the Student Loans have been failing at auction since March 2008. The estimated fair value of the CDOs were $76.9 million as of March 31, 2008, which were determined based on indicative bids from an investment bank. The estimated fair value of the FRN were $4.4 million as of March 31, 2008, which were determined based on broker-provided valuations. The estimated fair value of the Student Loans were $11.3 million as of March 31, 2008, which were determined based on a valuation performed by Pluris Valuation Advisors LLC. Collectively, the fair value of the ARS of $92.6 million as of March 31, 2008, is significantly below the fair value at December 31, 2007 of $121.7 million. While interest continues to be paid by the issuers of these securities, due to the severity of the decline in fair value and the duration of time for which these securities have been in a loss position, we concluded that these securities have experienced an other-than-temporarily decline in fair value and have recorded an impairment charge of $69.1 million related to these ARS. These ARS all have AAA/Aaa credit ratings at March 31, 2008. These ARS have been classified as long-term investments in the Company's Consolidated Balance Sheets given that these securities are illiquid until there is a successful auction for them, the timing of which is not knowable at this time. The Company also has investments in government agency bonds that are not impaired with a fair value of $65.7 million (based on actively traded markets).

        As of March 31, 2008, the Company has equity securities with a cost basis of $43.6 million, that have a fair value of $27.8 million, resulting in a decline in fair value of $15.8 million. Based on an analysis of the relevant factors contributing to the decline in fair value, the Company recorded an impairment charge of approximately $15.8 million, reflecting an other-than-temporary decline in the fair value of the equity securities. In making this determination the Company considered a number of factors, including the nature of the investment, the cause of the decline in fair value, the severity and duration of the decline in fair value, the financial position and prospects of the company whose securities are held, analyst reports, as well as other factors. As of March 31, 2008, the Company has an additional $9.3 million of equity investments which were not impaired. The fair value of the Company's equity securities was determined using the March 31, 2008 closing market price of the securities.

        We will review any investments with a fair value less than our carrying value each reporting period. If uncertainties in the credit and capital markets continue for a prolonged period or these markets were to deteriorate further, or the ARS or the equity securities in the Company's investment portfolio experience ratings downgrades, or another triggering event were to occur that causes the fair values of these investments to decline further, we will re-evaluate these investments to determine if such decline in value is other-than-temporary in nature. Should we determine an impairment existed that was other-than-temporary based on future circumstances, we will be required to recognize additional losses on these investments, which could have a material adverse effect on our financial position, results of operations and cash flow.

Impact of Recent Accounting Pronouncements

        In June 2007, the Emerging Issues Task Force reached a consensus on Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Good or Services to Be Used in Future Research and Development Activities." This Issue requires that nonrefundable advance payments for research and development activities be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed or when the goods or services are no longer expected to be provided. This Issue will be effective for fiscal years beginning after December 15, 2007, and earlier adoption is not permitted. This consensus is to be applied prospectively for new contracts entered into after that date. The adoption of this Issue did not have a material effect on the Company's financial statements.

        In November 2007, the Emerging Issues Task Force reached a consensus on Issue No. 07-1, "Accounting for Collaborative Arrangements." This Issue establishes accounting for costs incurred and revenues generated on sales to third parties should be reported by partners to joint development agreements in each of their respective income statements, how sharing payments made to or received by a partner pursuant to a Collaboration Agreement should be presented in the income statement, and disclosures related to the combined sales and expenses of the partners to a Collaboration Agreement that are used to compute the payments made/received. This Issue will be effective for fiscal years beginning after December 15, 2008, and earlier adoption is not permitted. This consensus is to be applied prospectively for new Collaborative Agreements entered into after that date and the Company does not anticipate that the adoption of this Issue will have a material impact on its consolidated financial statements.

RESULTS OF OPERATIONS

        Selected financial and operating data for the three months ended March 31, 2008 and 2007 are as follows: (in thousands)

	Three Months Ended March 31,
	2008	2007	Variance
Royalties	$94,986	$76,363	$18,623
License fees and milestones	24,132	29,294	(5,162)
Manufacturing	25,442	16,458	8,984
Collaborative agreement reimbursements	18,082	19,385	(1,303)

Total revenues	162,642	141,500	21,142

Research and development	47,689	47,691	(2)
Selling, general and administrative	24,823	16,351	8,472
Royalties	23,537	16,786	6,751
Cost of manufacturing revenue	24,089	13,855	10,234

Total operating expenses	120,138	94,683	25,455

Operating income	$42,504	$46,817	$(4,313)

Three Months Ended March 31, 2008 and 2007

Revenues

Royalties

        Royalty revenue consists primarily of royalty payments earned on the sales of ERBITUX by our partners, BMS and Merck KGaA. Under our agreement with BMS, we are entitled to royalty payments equal to 39% of BMS's net sales of ERBITUX in the U.S. and Canada. Under our agreement with Merck KGaA, we are entitled to royalty payments equal to 9.5% of Merck KGaA's net sales outside of the U.S. and Canada, which are calculated per the agreement using the exchange rate of the U.S. dollar as compared to the Euro at the end of the quarterly period.

        In the first quarter of 2008, our royalty revenue increased by approximately $18.6 million, or 24%, from the comparable period in 2007 due to an increase in global net sales of ERBITUX combined with favorable foreign exchange rate for sales made outside of the U.S. and Canada. In the U.S. and Canada, in-market net sales by BMS in the first quarter of 2008 amounted to $187.5 million, an increase of $27.3 million, or 17%. Outside of the U.S. and Canada, in-market net sales of ERBITUX by Merck KGaA in the first quarter of 2008 amounted to approximately $229.8 million, an increase of $83.9 million, or 58%, from the comparable period in 2007. Favorable foreign currency translation contributed to approximately $27.1 million of the in-market sales increase which corresponds to a $2.6 million increase in royalty revenue for the quarter.

        Royalty revenue in 2008 will continue to reflect 39% of BMS' net sales and 9.5% of Merck KGaA's net sales. Changes in exchange rate of the Euro versus the U.S. dollar could materially impact our royalty revenues during 2008. While we expect steady growth of worldwide in-market sales of ERBITUX this year, we do not expect the impact of potential new indications for ERBITUX in the U.S. to be seen until 2009 and beyond.

License Fees and Milestones

        License fees and milestone revenue consists of the recognition of up-front license fees and milestone payments received under the Commercial Agreement with BMS and recognition of payments received under the development and license agreements with Merck KGaA. In the first quarter of 2008, total license fee and milestone revenue consisted of approximately $23.9 million earned from BMS and $268,000 from Merck KGaA, as compared to the same period on 2007 in which approximately $29.2 million was earned from BMS and $118,000 was earned from Merck KGaA.

        The decrease of $5.2 million, or 18%, from the comparable period in 2007 is attributable to the impact of an amendment to the Commercial Agreement dated as of July 27, 2007 on the ERBITUX clinical development cost estimates used to calculate BMS license fees and milestone revenues.

        We continue to anticipate that full year 2008 milestone revenue will range between $100 million and $110 million. Also, there remains an aggregate of approximately $260 million of milestone payments to be recognized as revenue over future periods, which are classified as current and long-term deferred revenue in our March 31, 2008 balance sheet.

Manufacturing Revenue

        Manufacturing revenue consists of sales of ERBITUX to our corporate partners for commercial use. In accordance with the Commercial Agreement, we are contractually obligated to sell ERBITUX to BMS at our cost of production plus a 10% markup on bulk. We sell bulk inventory to Merck KGaA at our cost of production.

        The increase of approximately $9.0 million during the first quarter of 2008 as compared to the first quarter of 2007 was primarily due to an increase in volume purchases by BMS of approximately 46%, which was partially offset by a reduction in the price charged to BMS during these periods. In addition, there were purchases of ERBITUX from the Company used for commercial sale by Merck KGaA in the first quarter 2008, while there were no such commercial sale activity by Merck KGaA in the first quarter of 2007.

Collaborative Agreement Reimbursements

        Collaborative agreement reimbursement revenue consists primarily of reimbursements from our partners BMS and Merck KGaA under our collaborative agreements. There are certain categories for which we receive reimbursement from our partners: the cost of ERBITUX supplied to our partners for use in clinical studies, certain clinical and regulatory expenses, certain selling and administrative expenses, and a portion of royalty expense. During the first quarter of 2008, we earned approximately $18.1 million in collaborative agreement reimbursements revenue, of which approximately $13.6 million was earned from BMS and $4.5 million was earned from Merck KGaA, as compared to $19.4 million earned in the comparable period in 2007, of which approximately $10.5 million was earned from BMS and $8.9 million was earned from Merck KGaA.

        The decrease from the comparable period of $1.3 million, or 7%, is principally due to decreases in reimbursement for clinical drugs of approximately $4.6 million as compared to the first quarter of 2007. This decrease was partially offset by increased reimbursements for clinical and regulatory expenses of approximately $2.4 million and royalty expenses of $924,000 as compared to the same period in 2007.

        On February 27, 2008, we received verbal notification from Merck KGaA that they were taking the position that the Yeda Settlement Agreement of December 7, 2007 resulted in the breach of one of our representations in the Development License Agreement and that, therefore, they were no longer obligated to reimburse a portion of the royalty payments paid by us to Yeda and Sanofi-Aventis following the date of that agreement. We do not believe that the settlement with Yeda altered Merck KGaA's obligation to pay us the royalty reimbursement and will continue to seek to resolve the matter with Merck KGaA. The Company and Merck KGaA are currently in discussions regarding this issue.

Expenses

Research and Development

        Research and development expenses include costs associated with our in-house research programs, product and process development expenses, costs to manufacture our product candidates for clinical studies, quality assurance and quality control infrastructure, costs to conduct clinical studies and associated regulatory activities. Research and development expenses also include our cost of inventory that is supplied to our partners for use in clinical studies and certain clinical and regulatory amounts that are reimbursable from our corporate partners. As a result, approximately $11.7 million and $13.9 million of costs representing research and development expenses in the first quarters of 2008 and 2007, respectively, were reimbursable and included under Collaborative agreement reimbursements revenue.

        Research and development expenses for the first quarter of 2008 were comparable to the same period of 2007, however, there was an increase in clinical trial expenses associated with ERBITUX and the Company's pipeline products as compared to the first quarter of 2007. These increases were partially offset by reduced shipments of ERBITUX sold to our partners for clinical studies. Also, the first quarter of 2007 included the write-off of previously capitalized costs associated with the development of our Spring Street location of approximately $3.2 million.

        Due to the timing of production of clinical trial material, we will continue to see fluctuations in our R&D expenses on a quarter-over-quarter basis. But we reiterate our expectation that R&D expenses for the full year of 2008 will increase by 25% to 30% over the levels reported for 2007. This is primarily due to the increase in investment in the clinical development of our proprietary pipeline antibodies.

Selling, General and Administrative

        Selling, general and administrative expenses include selling and administrative personnel costs, including related facility costs, additional costs to develop internal marketing and field operations capabilities and expenses associated with applying for patent protection for our technology and products. Selling, general and administrative expenses also include amounts reimbursable from our corporate partners. As a result, approximately $344,000 and $320,000 of costs representing selling and general expenses in the first quarters of 2008 and 2007, respectively, were reimbursable and included in Collaborative agreement reimbursements revenue.

        Selling, general and administrative expenses in the first quarter of 2008 amounted to $24.8 million, an increase of $8.5 million, or 52%, from the comparable period in 2007. Expenses in this category have increased from the comparable period in 2007, mainly due to our expanded efforts in the second half of 2007 to grow ERBITUX sales in North America primarily through the expansion of our U.S. sales force as well as our share of the costs for increased commercialization efforts by our partners in Japan.

        In the first quarter of 2007, we made the strategic decision to expand our field sales force. Specifically, we added 27 oncology sales professionals which brought the size of our total sales force to 64. This expansion was completed in the second quarter of 2007.

        We reiterate our guidance for 2008 that on an annual basis, we continue to expect our selling, general and administrative expenses as a percentage of total revenues will marginally increase during 2008 as compared to the prior year.

Royalties

        Royalty expense consists of obligations related to certain licensing agreements related to ERBITUX. Our effective royalty rate for the first quarter of 2008 on global in-market sales of ERBITUX was approximately 5.6%, as compared to 5.5% in 2007. A portion of our royalties are reimbursed by our corporate partners which is reflected in collaborative agreement reimbursements revenue. As a result, approximately $6.0 million and $5.1 million of royalty expense was reimbursable by our corporate partners and included as Collaborative agreement reimbursement revenue in the first quarters of 2008 and 2007, respectively.

        In the first quarter of 2008, we incurred royalty expense of $23.5 million as compared to $16.8 million, an increase of $6.7 million, or 40% from the comparable period in 2007. This increase is primarily due to worldwide in-market sales that increased 36% as compared to the first quarter of 2007.

Cost of Manufacturing Revenue

        We sell ERBITUX to BMS at our cost of production plus a 10% mark-up on bulk and we sell bulk to Merck KGaA at our cost of production. Therefore, depending on certain circumstances, such as the mix of demand from our partners and the costs of filling and finishing ERBITUX bulk (for which we do not charge a 10% markup when selling to BMS), and as the cost used for the computation of manufacturing revenue is contractually based, which may be different than the cost of manufacturing revenue, our gross margins on sales of ERBITUX may fluctuate from quarter to quarter.

        Cost of manufacturing revenue in the first quarter of 2008 amounted to $24.1 million representing a gross margin of approximately 5% compared to cost of manufacturing revenue in the comparable period of 2007 of approximately $13.9 million, or a gross margin of 16%. The fluctuation in our gross margin is based on the explanation noted above.

Other Income (Expense)

        Interest and other income in the first quarter of 2008 amounted to $9.5 million, a decrease of approximately $3.0 million or 24% from the comparable period in 2007. This decrease is attributable to lower interest rates on our investment portfolio and a shift to lower yielding money-market funds commencing in the third quarter of 2007 due to liquidity concerns in the global credit and capital markets.

        Interest expense in the first quarter of 2008 amounted to $3.0 million, which is comparable to the same period in 2007.

        During the first quarter of 2008, we recorded an impairment charge of $84.9 million on certain securities available for sale due to an other-than-temporarily decline in fair value . The impairment was primarily due to the severity of the decline in estimated fair value of these securities and the duration of time for which they have been in a loss position.

Provision for Income Taxes

        The Company's estimated annual effective income tax rate for 2008 is approximately 43.5%, excluding the effect of any discrete (benefits) charges and the effect of the impairment charge of $84.9 million on investments, for which no tax benefit has been taken because of our expected inability to utilize capital losses. During the three months ended March 31, 2008 and 2007 the Company recognized discrete (benefits) charges of approximately $(1.3) million and $4.5 million, respectively, related to certain tax return method changes filed as well as certain deferred items. The difference between the statutory rate and the Company's expected annual effective income tax rate primarily relates to state taxes. Actual cash tax payments in 2008 are estimated to be less than $2 million.

LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 2008, our principal sources of liquidity consisted of cash and cash equivalents and short term securities available for sale of approximately $900.2 million. We also have an additional $92.6 million of securities available for sale which have been classified as long-term due to the current illiquidity in the market for ARS. Historically, we have financed our operations through a variety of sources, most significantly through the issuance of public and private equity and convertible notes, license fees and milestone payments and reimbursements from our corporate partners. Since the approval of ERBITUX on February 12, 2004, we began to generate royalty revenue and manufacturing revenue from the commercial sale of ERBITUX by our corporate partners. As we continue to generate income, our cash flows from operating activities are expected to increase as a source to fund our operations. However, we anticipate that our future financial condition and our future operating performance will continue to experience significant changes and that past performance will not likely be indicative of our future performance.

SUMMARY OF CASH FLOWS

	Three Months ended
	March 31, 2008	March 31, 2007	Variance
Cash provided by (used in):
Operating activities	$3,647	$13,748	$(10,101)
Investing activities	180,773	(25,117)	205,890
Financing activities	10,705	13,722	(3,017)

Net increase in cash and cash equivalents	$195,125	$2,353	$192,772

        Historically our cash flows from operating activities have fluctuated significantly due to the nature of our operations and the timing of our cash receipts. During the first quarter of 2008, we generated approximately $3.6 million in cash from operating activities, as compared to $13.7 million in the comparable period of 2007. The decrease in operating cash flows in the first quarter of 2008 is primarily due to timing of cash received from our corporate partners and payments made to our vendors.

        Our primary sources and uses of cash under investing activities consist of purchases and sales activity in our investment portfolio, which we manage based on our liquidity needs, possible business development transactions and amounts used for capital expenditures. During the first quarter of 2008, we generated net cash from investing activities of $180.8 million comprised of approximately $193.9 million of proceeds from our investment portfolio, partially offset by approximately $4.7 million used for the acquisition of fixed assets, and purchases of additional securities in our investment portfolio of $8.5 million.

        Net cash flows generated from financing activities in 2008 were approximately $10.7 million, of which approximately $2.2 million of proceeds were generated from the exercise of stock options and sales under the Company's employee stock purchase plan and $8.5 million was generated from tax benefits associated with equity net operating losses that will be taken as a reduction on our tax returns. In the first quarter of 2007, net cash flows generated in financing activities were approximately $13.7 million, of which approximately $6.7 million of proceeds were generated from the exercise of stock options and sales under the Company's employee stock purchase plan and $7.0 million was generated from tax benefits associate with equity net operating losses that will be taken as a reduction on our tax returns.

        Our future working capital and capital requirements will depend upon numerous factors, including, but not limited to:

  •
  our ability to refinance our long-term debt which we may be required to repay at the request of the debt holders in May 2009;

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Our holdings of financial instruments comprise a mix of U.S. dollar denominated securities that may include U.S. corporate debt, foreign corporate debt, U.S. government debt, foreign government debt, asset-backed securities, auction rate securities and commercial paper. All such instruments are classified as securities available for sale. Generally, we do not invest in equity securities, however, we currently have and may continue to make these investments depending upon our needs. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in investment grade fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates and in the case of auction rate securities (ARS), liquidity risks that are further discussed below. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We invest in securities that have a range of maturity dates.

        During 2007, liquidity issues began to affect the global credit and capital markets. As a result, securities known as ARS, which historically have had a liquid market and had their interest rates reset periodically (e.g. monthly) through dutch auctions, began to fail at auction. These auction failures have caused many ARS to become illiquid since investors are hesitant to purchase these types of investments, which in turn has caused the fair values for these securities to decline.

        As of March 31, 2008, the Company has $161.7 million of principal invested in ARS, $144.1 million of which represent interests in synthetic collateralized debt obligations referencing portfolios of corporate bonds (CDOs), $5.1 million represents interests in floating rate surplus notes of captive insurance companies (FRN) and $12.5 million represents interests in student loans and student loan revenue bonds (Student Loans). These securities have long-term nominal maturities for which interest rates are reset through a dutch-auction each month and these auctions had historically provided a liquid market for these securities. As a result of the continuing liquidity issues experienced in the global credit and capital markets, these ARS have had multiple failed auctions; the CDOs and FRN have been failing at auction since August 2007 and the Student Loans have been failing at auction since March 2008. The estimated fair value of the CDOs were $76.9 million as of March 31, 2008, which were determined based on indicative bids from an investment bank. The estimated fair value of the FRN were $4.4 million as of March 31, 2008, which were determined based on broker-provided valuations. The estimated fair value of the Student Loans were $11.3 million as of March 31, 2008, which were determined based on a valuation performed by Pluris Valuation Advisors LLC. Collectively, the fair value of the ARS of $92.6 million as of March 31, 2008, is significantly below the fair value at December 31, 2007 of $121.7 million. While interest continues to be paid by the issuers of these securities, due to the severity of the decline in fair value and the duration of time for which these securities have been in a loss position, the Company concluded that these securities have experienced an other-than-temporarily decline in value and has recorded an impairment charge of $69.1 million related to these ARS. These ARS all have AAA/Aaa credit ratings as of March 31, 2008. These ARS have been classified as long-term investments in the Company's Consolidated Balance Sheets given that these securities are illiquid until there is a successful auction for them, the timing of which is not knowable at this time. The Company also has investments in government agency bonds that are not impaired with a fair value of $65.7 million (based on actively traded markets).

        As of March 31, 2008, the Company has equity securities with a cost basis of $43.6 million, that have a fair value of $27.8 million, resulting in a decline in fair value of $15.8 million. Based on an analysis of the relevant factors contributing to the decline in fair value, the Company recorded an impairment charge of approximately $15.8 million, reflecting an other-than-temporary decline in the fair value of the equity securities. In making this determination the Company considered a number of factors, including the nature of the investment, the cause of the decline in fair value, the severity and duration of the decline in fair value, the financial position and prospects of the company whose securities are held, analyst reports, as well as other factors. As of March 31, 2008, the Company has an additional $9.3 million of equity investments which were not impaired. The fair value of the Company's equity securities was determined using the March 31, 2008 closing market price of the securities.

        The table below presents the principal amounts and related weighted average interest rates by year of maturity for our fixed and variable rate securities within our investment portfolio as of March 31, 2008 (in thousands, except interest rates):

	2008	2009	2010	2011	2012	2013 and Thereafter		Total	Fair Value
Fixed Rate	$35,000	$—	$20,000	$—	$10,011	$—		$65,011	$65,688
Average Interest Rate	3.83%	—	5.25%	—	5.63%	—		4.55%
Variable Rate	—	—	—	—	—	161,720	(1)	161,720	92,594
Average Interest Rate	—	—	—	—	—	3.67%		3.67%

	$35,000	$—	$20,000	$—	$10,011	$161,720		$226,731	$158,282

(1)
These holdings consist of auction rate securities. Interest on the securities is adjusted monthly, quarterly or semi-annually, depending on the instrument, using prevailing interest rates.

        Our outstanding 1 3/8% fixed rate convertible senior notes in the principal amount of $600.0 million due May 15, 2024 are convertible into our common stock at a conversion price of $94.69 per share, subject to certain restrictions as outlined in the indenture agreement. The fair value of fixed interest rate instruments is affected by changes in interest rates and in the case of the convertible notes by changes in the price of our common stock as well. The fair value of the convertible senior notes was approximately $568.5 million at March 31, 2008.

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

Changes In Internal Control Over Financial Reporting

        There has been no change in our internal control over financial reporting during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.    Legal Proceedings

Intellectual Property Litigation

        As previously reported, on February 5, 2007, a complaint was filed against the Company by Abbott Laboratories in the U.S. District Court for the District of Massachusetts (07-cv-10216). This action alleges that the manufacture and sale of ERBITUX infringes U.S. Patent No. 5,665,578, which is owned by Abbott and that the Company should therefore pay damages. On April 24, 2007, the Company filed an answer, which it amended on May 17, 2007, and January 10, 2008, to this complaint denying all claims. A court ordered mediation hearing occurred on December 20, 2007. A second mediation hearing will occur on May 9, 2008. The Company, having had the advice of its patent counsel, plans to vigorously defend against the claims asserted.

        On May 2, 2008, the Company brought suit against Abbott in the United States District Court, District of Massachusetts based on Abbott's wrongful concealment of and misrepresentations relating to a document that was critical to one of the Company's defenses in a prior patent infringement proceeding with the Repligen Corporation and the Massachusetts Institute of Technology. The Company is seeking damages in the amount of $65 million.

        No reserve has been established in the financial statements for the item described above in this Part II. Item 1—"Legal Proceedings, Intellectual Property Litigation" because the Company does not believe that such a reserve is required to be established at this time under Statement of Financial Accounting Standards No. 5. However, if in a future period, events render it probable that a loss will be incurred and if such loss is reasonably estimable, the Company will establish such a reserve. Thus, it is possible that legal proceedings and settlements arising therefrom, if any, may have a material adverse impact on operating results for that period, on our balance sheet or both.

Item 1A.    Risk Factors

        There have been no material changes to the risk factors as set forth in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        Not applicable

Item 3.    Defaults Upon Senior Securities

        Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

        Not applicable

Item 5.    Other Information

        None

Item 6.    Exhibits

Exhibit No.	Description
10.1	Employment Agreement between the Company and Kenneth J. Zuerblis dated March 31, 2008
31.1	Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMCLONE SYSTEMS INCORPORATED
(Registrant)

	By:	/s/ JOHN H. JOHNSON
John H. Johnson
Chief Executive Officer
Principal Executive Officer
Date: May 9, 2008

	By:	/s/ KENNETH J. ZUERBLIS
Kenneth J. Zuerblis
Senior Vice President and Chief Financial Officer
Principal Financial Officer
Date: May 9, 2008

QuickLinks

IMCLONE SYSTEMS INCORPORATED INDEX
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
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES