Form 10-Q
period 2008-06-30
IMCLONE SYSTEMS INC
filed 2008-08-08
CIK 765258

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 1, 2008
Common Stock, par value $0.001	86,997,563 Shares

IMCLONE SYSTEMS INCORPORATED
INDEX

i

 PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

IMCLONE SYSTEMS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share and share data)
(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$889,862	$602,227
Securities available for sale	45,749	304,534
Prepaid expenses	2,372	3,632
Amounts due from corporate partners	102,847	95,838
Inventories	137,170	116,153
Deferred income taxes, net	16,520	14,582
Deferred financing costs, net	3,249	—
Other current assets	9,616	11,696

Total current assets	1,207,385	1,148,662

Property, plant and equipment, net	392,488	397,682
Deferred financing costs, net	—	5,105
Deferred income taxes, net	56,062	82,043
Securities available for sale	96,482	109,060
Other assets	25,078	26,707

Total assets	$1,777,495	$1,769,259

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable (including $3,214 and $1,387 due Bristol-Myers Squibb Company ("BMS") at June 30, 2008 and December 31, 2007, respectively)	$42,353	$30,528
Accrued expenses (including $5,157 and $1,758 due BMS at June 30, 2008 and December 31, 2007, respectively)	78,087	54,374
Current portion of deferred revenue	114,398	107,182
Current portion of convertible notes payable	600,000	—
Other current liabilities	2,281	4,573

Total current liabilities	837,119	196,657

Deferred revenue, less current portion	117,438	176,605
Convertible notes payable	—	600,000
Other liabilities	13,306	12,208

Total liabilities	967,863	985,470

Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $1.00 par value; authorized 4,000,000 shares; reserved 1,200,000 series B participating cumulative preferred stock, none issued or outstanding	—	—
Common stock, $0.001 par value; authorized 200,000,000 shares; issued 87,580,132 and 87,314,181 at June 30, 2008 and December 31, 2007, respectively; outstanding 86,589,067 and 86,323,116 at June 30, 2008 and December 31, 2007, respectively	88	87
Additional paid-in capital	913,710	893,613
Accumulated deficit	(71,626)	(30,478)
Treasury stock, at cost; 991,065 at June 30, 2008 and December 31, 2007, respectively	(28,754)	(28,754)
Accumulated other comprehensive loss:
Net unrealized loss on securities available for sale	(3,786)	(50,679)

Total stockholders' equity	809,632	783,789

Total liabilities and stockholders' equity	$1,777,495	$1,769,259

See accompanying notes to consolidated financial statements.

IMCLONE SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Revenues:
Royalties	$97,764	$78,144	$192,750	$154,507
License fees and milestones	27,818	33,445	51,950	62,739
Manufacturing	21,391	23,025	46,833	39,483
Collaborative agreement reimbursements	19,544	15,818	37,626	35,203

Total revenues	166,517	150,432	329,159	291,932

Operating expenses:
Research and development	55,858	47,557	103,547	95,248
Selling, general and administrative	22,469	19,553	47,292	35,904
Royalties	24,336	18,988	47,873	35,774
Cost of manufacturing revenue	19,840	22,999	43,929	36,854
Litigation settlement	17,500	—	17,500	—

Total operating expenses	140,003	109,097	260,141	203,780

Operating income	26,514	41,335	69,018	88,152

Other income (expense):
Interest and other income	7,147	13,317	16,668	25,834
Interest expense	(2,991)	(2,990)	(5,982)	(5,962)
Loss on impairment of securities available for sale	(1,809)	—	(86,678)	—

Other income (expense), net	2,347	10,327	(75,992)	19,872

Income (loss) before income taxes	28,861	51,662	(6,974)	108,024
Income tax provision	14,109	19,757	34,174	47,364

Net income (loss)	$14,752	$31,905	$(41,148)	$60,660

Earnings (loss) per common share:
Basic	$0.17	$0.37	$(0.48)	$0.71

Diluted	$0.17	$0.36	$(0.48)	$0.69

Shares used in calculation of earnings (loss) per common share:
Basic	86,546	85,726	86,459	85,492

Diluted	87,738	93,212	86,459	92,790

See accompanying notes to consolidated financial statements.

IMCLONE SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(41,148)	$60,660
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,627	15,591
Amortization of deferred financing costs	1,856	1,856
Share-based compensation	6,824	2,494
Tax effect of share-based compensation	(11,271)	(10,946)
Loss on impairment of securities available for sale	86,678	—
Loss on disposal of fixed assets	—	3,582
Deferred income taxes	24,043	31,294
Other	—	20
Changes in:
Prepaid expenses	1,260	(381)
Amounts due from corporate partners	(7,009)	(7,555)
Inventories	(21,017)	(21,039)
Other current assets	2,080	(1,668)
Other assets	511	787
Accounts payable	11,825	2,221
Accrued expenses	31,291	25,597
Share-based compensation, less current portion	—	346
Other current liabilities	(2,292)	712
Deferred revenue	(51,951)	(62,738)
Other liabilities	1,098	253

Net cash provided by operating activities	49,405	41,086

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(10,315)	(5,707)
Purchases of securities available for sale	(17,522)	(884,336)
Proceeds from sale of securities available for sale	7,000	746,325
Proceeds from maturities of securities available for sale	242,100	111,775

Net cash provided by (used in) investing activities	221,263	(31,943)

Cash flows from financing activities:
Proceeds from exercise of stock options	5,433	15,930
Proceeds from issuance of common stock under the employee stock purchase plan	263	342
Tax effect of share-based compensation	11,271	10,946

Net cash provided by financing activities	16,967	27,218

Net increase in cash and cash equivalents	287,635	36,361
Cash and cash equivalents at beginning of period	602,227	20,568

Cash and cash equivalents at end of period	$889,862	$56,929

Supplemental cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$4,125	$4,106

Income taxes	$105	$2,875

Non-cash investing and financing activities:
Change in net unrealized gain (loss) in securities available-for-sale	$39,785	$(1,460)

Value of restricted stock units not issued in lieu of withholding taxes	$1,053	$—

See accompanying notes to consolidated financial statements.

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Business Overview and Basis of Presentation

        The accompanying consolidated financial statements of ImClone Systems Incorporated ("ImClone Systems" or the "Company") as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 are unaudited. The accompanying unaudited consolidated balance sheets, statements of operations and statements of cash flows have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. The financial statements reflect all adjustments, consisting only of normal, recurring adjustments, which are in the opinion of management, necessary for a fair presentation for the interim periods. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and related revenue and expense accounts and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with GAAP. Actual results could differ materially from those estimates. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC.

        The results of operations for the interim periods are not necessarily indicative of results to be expected for the entire fiscal year or any other period.

        Certain previously reported amounts have been reclassified to conform with current period presentation. Clinical and regulatory expenses that were previously reported separately in the Consolidated Statements of Operations for the three months and six months ended June 30, 2007 have been included within Research and development expenses. Certain expenses of approximately $986,000 and $2.0 million for the three months and six months ended June 30, 2007, respectively, that were previously reported within Research and development expenses have been reclassified to Selling, general and administrative expenses.

        The Company is a biopharmaceutical company whose mission is to advance oncology care by developing and commercializing a portfolio of targeted treatments designated to address the medical need of patients with cancer. Our commercially available product, ERBITUX® (cetuximab) binds specifically to epidermal growth factor receptor (EGFR, HER1, c-ErbB-1) on both normal and tumor cells, and competitively inhibits the binding of epidermal growth factor (EGF) and other ligands, such as transforming growth factor-alpha. We are conducting, and in some cases have completed, clinical studies evaluating ERBITUX for broader use in colorectal cancer, squamous cell carcinoma of the head and neck (SCCHN), for the potential treatment of lung cancer, as well as other potential indications. The Company does not operate separate lines of business or separate business entities and does not currently maintain any significant operations outside the U.S. Accordingly, the Company does not prepare discrete financial information with respect to separate product areas or by location and does not have separately reportable segments.

Impact of Recent Accounting Pronouncements

        In November 2007, the Emerging Issues Task Force reached a consensus on Issue No. 07-1, "Accounting for Collaborative Arrangements." This Issue establishes accounting for costs incurred and revenues generated on sales to third parties should be reported by partners to joint development agreements in each of their respective income statements, how sharing payments made to or received

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(1) Business Overview and Basis of Presentation (Continued)

by a partner pursuant to a Collaboration Agreement should be presented in the income statement, and disclosures related to the combined sales and expenses of the partners to a Collaboration Agreement that are used to compute the payments made/received. This Issue will be effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The Company is currently evaluating the effect this Issue will have on its consolidated financial statements.

        In May 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)" (FSP 14-1). FSP 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlements) should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible borrowing rate when interest cost is recognized in subsequent periods. FSP 14-1 is effective for financial statements issued for fiscal years beginning after December 31, 2008, and interim periods within those fiscal years. The Company is evaluating the effect that FSP 14-1 will have on its consolidated financial statements.

Comprehensive Income

        The following table reconciles net income (loss) to comprehensive income: (in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Net income (loss)	$14,752	$31,905	$(41,148)	$60,660
Other comprehensive (loss) income:
Unrealized gain (loss) on securities available for sale during the period	(7,036)	(45)	(39,785)	1,460
Reclassification adjustment for recognized losses on securities available for sale during the period	1,809	—	86,678	—

Total other comprehensive (loss) income	(5,227)	(45)	46,893	1,460

Total comprehensive income	$9,525	$31,860	$5,745	$62,120

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

        In accordance with the fair value hierarchy described above, the following table shows the fair value of our securities available for sale that are required to be measured at fair value as of June 30, 2008:

	Fair Value Measurement at Reporting Date Using
Description	Total as of June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale	$45,749	$45,749	$—	$—
Securities available for sale, non-current	96,482	—	—	96,482

Total	$142,231	$45,749	$—	$96,482

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(2) Fair Value Measurements (Continued)

        The following table summarizes the changes in fair value for our Level 3 assets: (in thousands)

Fair Value Measurement of Assets Using Level 3 Inputs
Securities Available for Sale, non-current
Balance at January 1, 2008	$109,060
Total gains (losses) (realized or unrealized)
Included in earnings	(70,935)
Included in other comprehensive income	46,056
Transfers into Level 3	12,501
Redemptions of principal	(200)

Balance at June 30, 2008	$96,482

Total gains (losses) for the six months ended June 30, 2008 included in earnings attributable to the change in unrealized gains or losses (including other-than-temporary impairment) relating to assets still held at the reporting date	$(70,935)

        As of June 30, 2008, the Company has $161.5 million of principal invested in auction rate securities (ARS), of which $144.1 million represent interests in synthetic collateralized debt obligations referencing portfolios of corporate bonds (CDOs), $5.1 million represents interests in floating rate surplus notes of captive insurance companies (FRN) and $12.3 million represents interests in student loans and student loan revenue bonds (Student Loans). These securities have long-term nominal maturities for which interest rates are reset through a dutch-auction each month and these auctions had historically provided a liquid market for these securities. As a result of the continuing liquidity issues experienced in the global credit and capital markets, these ARS have had multiple failed auctions; the CDOs and FRN have been failing at auction since August 2007 and the Student Loans have been failing at auction since March 2008. The estimated fair value of the CDOs were $83.6 million as of June 30, 2008, which were determined based on indicative bids from an investment bank. The estimated fair value of the FRN and the Student Loans were $2.6 million and $10.3 million, respectively, as of June 30, 2008, which were determined based on valuations performed by Pluris Valuation Advisors LLC. Collectively, the fair value of the ARS of $96.5 million as of June 30, 2008 is significantly below the fair value at December 31, 2007 of $121.7 million. While interest continues to be paid by the issuers of these securities, due to the severity of the decline in fair value and the duration of time for which these securities have been in a loss position, the Company concluded that these securities have experienced an other-than-temporarily decline in fair value and recorded impairment charges of $69.1 million and $1.8 million, related to these ARS in the first and second quarters of 2008, respectively. These ARS all had AAA/Aaa credit ratings as of June 30, 2008, however, in July 2008 ARS with a cost basis of $149.2 million and a fair value $86.2 million as of June 30, 2008 were downgraded to an A rating by the Fitch rating agency. ARS have been classified as long-term investments in the Company's Consolidated Balance Sheets given that these securities are illiquid until there is a successful auction for them, the timing of which is not knowable at this time. The Company

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(2) Fair Value Measurements (Continued)

also has investments in government agency bonds that are not impaired with a fair value of $10.3 million, based on actively traded markets, and are classified in the table above as Level 1.

        As of June 30, 2008, the Company has equity securities with a cost basis of $61.2 million, that have a fair value of $35.4 million (using Level 1 inputs), resulting in a decline in fair value of $25.8 million. During the first quarter of 2008, the Company recorded an impairment charge of approximately $15.8 million, reflecting an other-than-temporary decline in the fair value of the equity securities. As of June 30, 2008, the fair value of the equity securities was $10.0 million less than this new cost basis, however, as of August 7, 2008, the fair value of the equity securities was $0.5 million less than their new cost basis. The Company determined that the decline in fair value during the three months ended June 30, 2008 was not other than temporary and accordingly, was included in accumulated other comprehensive loss as a net unrealized loss on securities available for sale. In making these determinations the Company considered a number of factors, including the nature of the investment, the cause of the decline in fair value, the severity and duration of the decline in fair value, the financial position and prospects of the company whose securities are held, analyst reports, as well as other factors. The fair value of the Company's equity securities was determined using the June 30, 2008 closing market price of the securities (Level 1 inputs).

        Changes in the fair values of securities available for sale deemed to be temporary are included in the Company's Consolidated Balance Sheets as Net unrealized loss on securities available for sale which is included within Accumulated other comprehensive loss.

        The fair value of the Company's 1 3/8% convertible senior notes of $600.0 million was approximately $579.8 million and $564.8 million at June 30, 2008 and December 31, 2007, respectively, based on their quoted price in the active market for this debt instrument.

(3) Inventories

        Inventories are stated at the lower of cost, determined on the first-in-first-out method, or market. Inventories consist of the following: (in thousands)

	June 30, 2008	December 31, 2007
Raw materials and supplies	$18,339	$19,357
Work in process	90,226	79,859
Finished goods	28,605	16,937

Total	$137,170	$116,153

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

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(3) Inventories (Continued)

        The Company's current plan is to produce a mix of ERBITUX and pipeline products in BB50 during 2008. In February 2008, the Company transitioned BB50 back to the production of ERBITUX. This facility is approved by the FDA as a single-product manufacturing facility for the production of ERBITUX. Therefore, we are required to file a supplemental biologics license application with the FDA for approval of the procedures and controls in the operation of BB50 as a multi-product manufacturing facility, which we did in May 2008 and anticipate receiving approval by the end of 2008. Since the initial review period of thirty days has passed we are allowed to sell this product prior to approval, however, there is no assurance that the FDA will approve these procedures and controls in the operation of BB50 as a multi-product manufacturing facility. If the FDA does not approve the procedures and controls that were used during the operation of BB50 as a multi-product manufacturing facility, we will not be able to sell the ERBITUX produced since the transition back to the production of ERBITUX in February 2008. As of June 30, 2008, the Company has capitalized approximately $25.9 million related to the costs of producing ERBITUX in BB50 during 2008. The Company also has an additional $26.8 million of ERBITUX inventory related to a change in raw material sourcing that requires regulatory approval before it can be sold. The Company filed for the required regulatory approvals with the FDA in May 2008 and anticipates receiving approval by the end of 2008. Since the initial review period of thirty days has passed we are allowed to sell this product prior to approval, however, there is no assurance that the FDA will approve this product for distribution. Management expects the total capitalized costs of ERBITUX to be fully realizable.

(4) Property, Plant and Equipment

        Property, plant and equipment are recorded at cost and consist of the following: (in thousands)

	June 30, 2008	December 31, 2007
Land	$4,899	$4,899
Building	283,909	283,415
Leasehold improvements	24,427	24,369
Machinery and equipment	178,607	176,109
Furniture and fixtures	7,066	7,016
Construction in progress	34,452	27,237

Total cost	533,360	523,045
Less accumulated depreciation	(140,872)	(125,363)

Property, plant and equipment, net	$392,488	$397,682

        In the first quarter of 2007, the Company determined that it was not cost effective to develop its Spring Street facility to house its Research organization. As a result, the Company recorded a write-off of approximately $3.4 million related to design and engineering costs associated with this facility. This write-off is included in Research and development expenses in the Company's Statement of Operations for the six months ended June 30, 2007. The Company is in the process of evaluating alternative uses for this facility.

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4) Property, Plant and Equipment (Continued)

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

(5) Share-Based Compensation Plans

        On February 15, 2008, the Company awarded, for no consideration, 296,719 Restricted Stock Units (RSU) to its employees under its 2006 Stock Incentive Plan (the "06 Plan"). The grant date fair value of the Company's RSU awards was calculated using the closing market price of the Company's common stock as listed on the Nasdaq Global Select Market on February 15, 2008. The RSU vest 33 1/3% annually over the three-year vesting period, with the exception of 30,000 RSU that cliff-vest at the end of three years.

        RSU activity for the six months ended June 30, 2008 is summarized as follows:

	Number of Units	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
			(in thousands)
Outstanding at December 31, 2007	255,975
Granted	296,719
Vested	(75,012)
Forfeitures	(13,185)

Outstanding at June 30, 2008	464,497	1.55	$18,794

Expected to vest	354,664	1.48	$14,350

        The grant date fair values of the RSU was $39.06 and $29.60 for grants issued during the six months ended June 30, 2008 and 2007, respectively. The aggregate intrinsic value of RSU outstanding as of June 30, 2008 is calculated as the number of units multiplied by the closing market price of our common stock on that date, which was $40.46.

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(5) Share-Based Compensation Plans (Continued)

        In addition to the RSU discussed above, the Company also granted stock options for promotions and to newly hired employees. The activity related to stock options for the six months ended June 30, 2008 is summarized as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2007	9,614,528	$39.36
Granted	652,105	$41.92
Exercised	(210,611)	$25.79
Forfeitures	(118,296)	$40.33

Outstanding at June 30, 2008	9,937,726	$39.80	5.43	$45,565

Vested and expected to vest	9,354,877	$39.99	5.21	$42,989

Exercisable at June 30, 2008	7,825,126	$40.58	4.47	$36,446

        The weighted average fair value of options granted during the three months ended June 30, 2008 and 2007 was $18.17 and $17.28, respectively. The weighted average fair value of options granted during the six months ended June 30, 2008 and 2007 was $17.02 and $15.53, respectively. The aggregate intrinsic value of options outstanding at June 30, 2008 is calculated as the difference between the exercise price of the options and the market price of the Company's common stock for the options that had exercise prices that were lower than the market price of our common stock on that date. The total intrinsic value of options exercised during the three months ended June 30, 2008 and 2007 was $3.2 million and $5.6 million, respectively, determined as of the date of exercise. The total intrinsic value of options exercised during the six months ended June 30, 2008 and 2007 was $4.1 million and $11.4 million, respectively, determined as of the date of exercise.

(6) Earnings Per Common Share

        Basic earnings per common share (EPS) is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted-average number of common shares outstanding during the period increased to include all additional common shares that would have been outstanding assuming potentially dilutive common share equivalents had been issued. Dilutive common share equivalents include (1) the dilutive effect of in-the-money shares related to stock options, which is calculated based on the average share price for each period using the treasury stock method; (2) the conversion of convertible debt which is calculated using an "if-converted" basis; and (3) the dilutive effect of RSU which is calculated under the treasury stock method. Under the treasury stock method, the exercise price of an option, the average amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital, if any, when the option is exercised, are assumed to be used to repurchase shares in the current period. In addition, in computing the dilutive effect of convertible debt, the numerator is adjusted to add back the after-tax amount of interest recognized in the period. Under the treasury stock method for RSU, the

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6) Earnings Per Common Share (Continued)

average amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital, if any, are assumed to be used to repurchase shares in the current period. For the three months ended June 30, 2008 and 2007, there were an aggregate of 5,400,412 and 5,693,646, respectively, potential common shares related to share-based instruments, excluded from the diluted EPS computation because their inclusion would have had an anti-dilutive effect. For the six months ended June 30, 2008 and 2007, there were an aggregate of 10,211,973 and 7,045,289, respectively, potential common shares related to share-based instruments, excluded from the diluted EPS computation because their inclusion would have had an anti-dilutive effect. For the three and six months ended June 30, 2008, there was an additional 6,336,466 potential common shares, which are attributable to the convertible subordinated notes, excluded from the diluted EPS computation because their inclusion would have had an anti-dilutive effect. Basic and diluted EPS were computed using the following: (in thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
EPS Numerator—Basic:
Net Income (Loss)	$14,752	$31,905	$(41,148)	$60,660

EPS Denominator—Basic:
Weighted-average number of shares of common stock outstanding	86,546	85,726	86,459	85,492

EPS Numerator—Diluted:
Net Income (Loss)	$14,752	$31,905	$(41,148)	$60,660
Adjustment for interest, net of amounts capitalized and income tax effect	—	1,854	—	3,607

Net income (loss), adjusted	$14,752	$33,759	$(41,148)	$64,267

EPS Denominator—Diluted:
Weighted-average number of shares of common stock outstanding	86,546	85,726	86,459	85,492

Effect of dilutive securities:
Stock options	1,076	1,067	—	917
Restricted stock units	116	83	—	45
Convertible subordinated notes	—	6,336	—	6,336

Dilutive potential common shares	1,192	7,486	—	7,298

Weighted-average common shares and dilutive potential common shares	87,738	93,212	86,459	92,790

Basic earnings (loss) per common share	$0.17	$0.37	$(0.48)	$0.71
Diluted earnings (loss) per common share	$0.17	$0.36	$(0.48)	$0.69

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

(7) Taxes

        The Company's annual effective income tax rate for 2008 is approximately 44%, excluding the effect of any discrete (benefits) charges and the effect of impairment charges of approximately $86.7 million on investments, for which no tax benefit has been taken due to the Company's expected inability to utilize capital losses. During the three months ended June 30, 2008 and 2007, excluding the effect of impairment charges, the Company recognized discrete charges (benefits) of approximately $0.3 million and $(0.1) million, respectively, related to certain deferred items. During the six months ended June 30, 2008 and 2007, excluding the effect of impairment charges, the Company recognized discrete (benefits) charges of approximately $(1.0) million and $4.8 million, respectively, related to certain deferred items. The difference between the statutory rate and the Company's expected annual effective income tax rate primarily relates to state taxes. Actual cash tax payments in 2008 are estimated to be less than $2.0 million.

        The Company recognizes both interest and penalties accrued related to unrecognized tax benefits as elements of income tax expense in the Consolidated Statements of Operations. During the three months ended June 30, 2008 and 2007, the Company recorded approximately $260,000 and $262,000, respectively, of interest and penalties. During the six months ended June 30, 2008 and 2007, the Company recorded approximately $520,000 and $627,000, respectively, of interest and penalties.

        The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The statute of limitations on the Company's federal income tax returns through 2002 has expired. The statute of limitations on the Company's New Jersey income tax returns through 2003 has expired.

(8) Collaborative Agreements

(a)
Merck KGaA

        The following represents an update of the Company's contractual relationship with Merck KGaA during the six months ended June 30, 2008. For a more detailed description of the Company's contractual relationship, reference Note 10(a) and (c) of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

        On February 27, 2008, the Company received verbal notification from Merck KGaA that Merck KGaA was taking the position that the Yeda Settlement Agreement of December 7, 2007 resulted in the breach of one of the Company's representations in the Development License Agreement and that, therefore, Merck KGaA was no longer obligated to reimburse a portion of the royalty payments paid by ImClone to Yeda and Sanofi-Aventis following the date of that agreement. Merck KGaA has subsequently made payment for the first quarter of 2008 royalty reimbursement and is anticipated to make the second quarter of 2008 payment to the Company for the reimbursement of these royalties. Merck KGaA has communicated to the Company that any such payments are being made under protest. As a result, the Company has not recognized revenue of approximately $3.5 million of these royalty reimbursements for the six months ended June 30, 2008, pending a final resolution with Merck KGaA. The Company does not believe that the settlement with Yeda altered Merck KGaA's obligation to pay us the royalty reimbursement and will continue to seek to resolve the matter with Merck KGaA.

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

(8) Collaborative Agreements (Continued)

        The Company has a liability due Merck KGaA of approximately $670,000 and $2.2 million as of June 30, 2008 and December 31, 2007, respectively, which does not include the amount of royalty reimbursements received from Merck KGaA under protest as discussed above.

(b)
Bristol-Myers Squibb Company

        The following represents an update of the Company's contractual relationship with BMS during the six months ended June 30, 2008. For a more detailed description of the Company's contractual relationship, reference Note 10(b) and (c) of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

        The Company recorded expenses of approximately $3.3 million and $4.3 million pursuant to cost sharing agreements with BMS for the three months ended June 30, 2008 and 2007, respectively and $5.0 million and $7.3 million for the six months ended June 30, 2008 and 2007, respectively. The Company has also recorded expenses of $410,000 and $436,000 for the three months ended June 30, 2008 and 2007, respectively, and $551,000 and $1.3 million for the six months ended June 30, 2008 and 2007, respectively, related to the agreements with respect to co-development of ERBITUX in Japan.

        On May 1, 2008, Andrew R.J. Bonfield, a BMS-appointed director, resigned as a director of the Company. On May 12, 2008, Mr. John E. Celantano, Senior Vice President, Strategy and Productivity Transformation at BMS, was named a director of the Company. Mr. Celantano was designated by BMS pursuant to the Company's contractual relationship with BMS.

(c)
Collaborations Relating to the Japanese Market

        Pursuant to the Commercial Agreement with BMS and our agreement with Merck KGaA, we had granted E.R. Squibb and Merck KGaA co-exclusive rights (together or without the Company) to develop, distribute and promote ERBITUX in Japan. Subsequently, on October 12, 2007, the Company entered into agreements with Merck KGaA, Merck Serono Japan Company, Limited, E.R. Squibb, Bristol-Myers K.K., and BMS for the co-development and co-commercialization of ERBITUX in Japan. Under the terms of the agreements, the Company, BMS, Merck KGaA, and respective affiliates will collaborate on a joint effort to develop and, following regulatory approval, market ERBITUX in Japan for the treatment of EGFR-expressing mCRC, as well as for the treatment of any other cancers the parties agree to pursue. BMS and Merck KGaA will utilize their respective sales forces in Japan, and the three companies will share development costs incurred and profits/losses realized as a result of this collaboration. Merck Serono Japan will distribute the product and record the sales for the collaboration. The agreements have a term of twenty-five years; provided that either BMS or Merck KGaA may terminate the agreement without cause upon three months' notice if ERBITUX is not launched in Japan by December 31, 2009 and without cause upon six months' notice following the earlier of a launch of a biosimilar product in Japan and the tenth anniversary of the agreements. On July 16, 2008, the Company announced that ERBITUX was approved for commercial sale in Japan for the treatment of advanced colorectal cancer. A price review will be conducted by Japan's Ministry of Health, Labor and Welfare over the next few months and product launch is expected shortly thereafter.

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

        The Company recorded expenses of approximately $147,000 and $1.7 million for the three and six months ended June 30, 2008, respectively, related to the agreement with respect to commercialization in Japan.

  Collaborative Agreement Tables

        Royalty revenue consists of the following: (in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
BMS—ERBITUX	$76,072	$63,215	$149,189	$125,670
Merck KGaA—ERBITUX	21,687	14,929	43,550	28,791
Other	5	—	11	46

Total royalties	$97,764	$78,144	$192,750	$154,507

        License fees and milestone revenue consists of the following: (in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
BMS—ERBITUX	$27,551	$33,326	$51,415	$62,502
Merck KGaA—ERBITUX	267	119	535	237

Total license fees and milestones	$27,818	$33,445	$51,950	$62,739

        Manufacturing revenue consists of the following: (in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
BMS—ERBITUX	$19,781	$20,400	$42,460	$36,858
Merck KGaA—ERBITUX	1,610	2,625	4,373	2,625

Total manufacturing	$21,391	$23,025	$46,833	$39,483

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

(8) Collaborative Agreements (Continued)

        Collaborative agreement reimbursements revenue consists of the following: (in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
BMS—ERBITUX:
Drug supplied for clinical trials	$1,437	$2,665	$3,877	$5,139
Clinical and regulatory expenses	6,733	3,629	12,875	7,390
Selling, general and administrative expenses	337	233	681	491
Royalty expenses	4,876	4,052	9,563	8,056

Total BMS	13,383	10,579	26,996	21,076
Merck KGaA—ERBITUX:
Drug supplied for clinical trials	4,848	1,949	7,963	9,662
Selling, general and administrative expenses	182	26	182	88
Royalty expenses	1,131	2,664	2,485	3,777

Total Merck KGaA	6,161	4,639	10,630	13,527
Other	—	600	—	600

Total collaborative agreement reimbursements	$19,544	$15,818	$37,626	$35,203

        Amounts due from corporate partners consists of the following: (in thousands)

	June 30, 2008	December 31, 2007
BMS—ERBITUX	$78,053	$74,326
Merck KGaA—ERBITUX	24,794	21,512

Total amounts due from corporate partners	$102,847	$95,838

        Deferred revenue consists of the following: (in thousands)

	June 30, 2008	December 31, 2007
BMS—ERBITUX commercial agreement	$220,662	$272,078
Merck KGaA—ERBITUX development and license agreement	11,174	11,709

Total deferred revenue	231,836	283,787
Less current portion	(114,398)	(107,182)

Total long term deferred revenue	$117,438	$176,605

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

(9) Commitments and Contingencies

        In December 2002, Opposition Proceedings seeking to revoke EP (UK) 0 667 165 were brought by Scripps Research Institute, Amgen Inc., Abgenix, Inc., and YM Biosciences Inc. An Opposition Proceeding is an administrative process, the outcome of which may be that the patent will be revoked. The Opposition Proceedings were suspended pending a final determination of the entitlement cases in Europe and are yet to be formally recommenced.

        On May 2, 2007, the Company filed an Opposition in the European Patent Office against EP 1,058,562 B1, which is a patent directed to, inter alia, the use of either radiation or chemotherapy in concert with an EGFR antibody that inhibits receptor dimerization. The patent is assigned to the University of Pennsylvania. Oppositions to that European Patent have also been filed by Amgen, Inc., Merck KGaA, Oncoscience AG, Genmab A/S and Hoffmann La-Roche Inc. On April 9, 2008, the University filed a submission in response to the Oppositions proposing a new set of claims. The Company, having had the advice of its patent counsel, plans to vigorously defend against the claims asserted in this patent office administrative proceeding.

        On February 5, 2007, a complaint was filed against the Company by Abbott Laboratories (Abbott) in the U.S. District Court for the District of Massachusetts (07-cv-10216). This action alleges that the manufacture and sale of ERBITUX infringes U.S. Patent No. 5,665,578, which is owned by Abbott and that the Company should therefore pay damages.

        On May 2, 2008, the Company filed a complaint against Abbott in the United States District Court, District of Massachusetts based on Abbott's wrongful concealment of and misrepresentations relating to a document that was critical to one of the Company's defenses in a prior patent infringement proceeding with the Repligen Corporation and the Massachusetts Institute of Technology.

        On August 4, 2008, the Company and Abbott reached an oral settlement to end all litigation pending between them. Under the terms of the settlement agreement, ImClone Systems will pay Abbott $17.5 million in cash for full and final settlement of all claims and counterclaims raised in these cases, including all claims related to U.S. Patent No. 5,665,578. The parties have notified the Court of the settlement and all pending actions in the matter have been stayed. The parties are currently memorializing the terms of the settlement in writing following which stipulations of dismissal will be filed with the Court.

        The Company recorded in the second quarter of 2008 an accrued liability of $17.5 million for the settlement of the Abbott matter discussed above. No reserves have been established in the financial statements for any other legal proceedings, because the Company does not believe that such reserves are required to be established at this time under SFAS No. 5. However, if in a future period, events in any such legal proceedings render it probable that a loss will be incurred and if such loss is reasonably estimable at that time, the Company will establish such a reserve. Thus, it is possible that legal proceedings and settlements arising therefrom, if any, may have a material adverse impact on operating results for that period, on our balance sheet, or both.

        In October 2001, the Company entered into a sublease (the "Sublease") for a four-story building at 325 Spring Street, New York, New York, which includes approximately 100,000 square feet of usable space. The Sublease has a term of 22 years, followed by two five-year renewal option periods. In order to induce the sublandlord to enter into the Sublease, the Company made a loan to the sublandlord in the principal amount of a $10.0 million note receivable, of which $7.6 million is outstanding as of

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

(9) Commitments and Contingencies (Continued)

June 30, 2008. The loan is secured by a leasehold mortgage on the prime lease as well as a collateral assignment of rents by the sublandlord. The loan is payable by the sublandlord over 20 years and bears interest at 5 1/2% in years one through five, 6 1/2% in years six through ten, 7 1/2% in years eleven through fifteen and 8 1/2% in years sixteen through twenty. In addition, the Company paid the owner a consent fee in the amount of $500,000. Effective March 1, 2005, the Company amended the Sublease to add an additional 6,500 square feet of space upon all the same terms and conditions set forth in the Sublease. In connection with this amendment, the Company paid an up-front fee of $1.7 million which is being amortized to lease expense over the respective term of the Sublease. The future minimum lease payments remaining at June 30, 2008, are approximately $42.9 million.

(10) Employee Benefit Plans

Defined Contribution Plan

        All employees of the Company who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan. The 401(k) plan allows eligible employees to defer up to 25 percent of their annual compensation, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. Under the 401(k) plan, the Company, at management's discretion, may match employee contributions and/or make discretionary contributions. Neither the employee contributions nor voluntary matching contributions are invested in the Company's securities. Total expense incurred by the Company was $659,000 and $454,000 for the three months ended June 30, 2008 and 2007, respectively, and approximately $1.4 million and $1.1 million for the six months ended June 30, 2008 and 2007, respectively.

(11) Convertible Notes Payable

        During the second quarter of 2008, the Company reclassified its convertible notes payable to a current liability since the notes include a put provision whereby the holders can seek repayment of the convertible notes payable from the Company in May 2009. The amount of the notes was $600.0 million at June 30, 2008 and December 31, 2007. For a more detailed description of the Company's convertible notes payable, reference Note 8 "Long-term Debt" of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

        Under the Registration Rights Agreement for these convertible notes, the Company could be subject to liquidated damages if the effectiveness of the registration statement covering the convertible debt is not maintained at any time prior to the redemption of the convertible notes, the repayment of the convertible notes, or certain corporate events as defined in the convertible note agreement. The Company believes the likelihood of such an event occurring is remote and, as such we have not recorded a liability as of June 30, 2008. In the unlikely event that it becomes probable that we would have to pay liquidated damages under the Registration Rights Agreement, until a shelf registration statement covering the convertible debt is again effective, the potential liquidated damages would be 0.25% of the outstanding amount of notes for the first 90 days and 0.50% of the outstanding amount of notes thereafter. Such damages (i) would accrue only with respect to the shares of the Company's common stock that were not already sold by the holder (using the registration statement or pursuant to

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

(11) Convertible Notes Payable (Continued)

SEC Rule 144) and that were not eligible for sale without a registration statement; (ii) would accrue only over the period during which the registration statement was not effective; and (iii) would be settled in cash in accordance with the terms of the Registration Rights Agreement.

(12) Subsequent Event

        On July 31, 2008, BMS submitted an unsolicited non-binding offer to acquire all of the outstanding shares of common stock of the Company for $60 per share in cash. On August 4, 2008, the Company announced that the preliminary view of the Board of Directors was that BMS's offer substantially undervalues the Company, and that the Board has formed a committee to study BMS's proposal and to retain advisors to assist it in determining the appropriate course of action. The Company also stated that the Board has been discussing the possibility of separating ERBITUX and the pipeline business into separate components in order to maximize the value of the Company. Additional information is included in the Current Reports filed with the SEC on Form 8-K filed on August 1, 2008 and August 4, 2008.

        Following the public announcement of the unsolicited non-binding offer from BMS, several lawsuits were filed against the Company, its directors and other named parties, in the Supreme Court of the State of New York, New York County. Such lawsuits allege, in part, that the proposal from BMS substantially undervalues the Company and that the sale process has been flawed. The time period for the Company to move or answer with respect to such lawsuits has not yet expired.

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

OVERVIEW

        ImClone Systems is a biopharmaceutical company whose mission is to advance oncology care by developing and commercializing a portfolio of targeted treatments designed to address the medical needs of patients with cancer. Our commercially available product, ERBITUX® (cetuximab) binds specifically to epidermal growth factor receptor (EGFR, HER1, c-ErbB-1) on both normal and tumor cells, and competitively inhibits the binding of epidermal growth factor (EGF) and other ligands, such as transforming growth factor-alpha. We are conducting, and in some cases have completed, clinical studies evaluating ERBITUX for broader use in colorectal cancer, squamous cell carcinoma of the head and neck, and for the potential treatment of lung cancer, as well as other potential indications, including esphogeal, stomach, prostate, and bladder cancers.

        Our revenues, as well as our results of operations, have fluctuated and are expected to continue to fluctuate significantly from period to period due to several factors, including but not limited to:

  •
  the amount and timing of revenues earned from commercial sales of ERBITUX;

  •
  the timing of recognition of license fees and milestone revenues;

  •
  the status of development of our various product candidates and approvals for new supplemental indications of ERBITUX;

  •
  changes in prescribing patterns and practices of physicians;

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

  •
  the status of current liquidity crisis in the financial markets with regard to certain of our securities available for sale; and

  •
  the addition or termination of research programs or funding support and variations in the level of expenses related to our proprietary product candidates during any given period.

        As a result of our substantial investment in research and development, recent patent litigation settlements and the loss on impairment of investments, we have incurred significant operating losses and have an accumulated deficit of approximately $71.6 million as of June 30, 2008. We anticipate that our accumulated deficit will decrease in the future as we earn revenues on commercial sales of ERBITUX and generate net income. There is no assurance that we will be able to continue to successfully manufacture, market or commercialize ERBITUX or that potential customers will buy

ERBITUX. We rely entirely on third-party manufacturers for filling and finishing services with respect to ERBITUX. If our current third-party manufacturers or critical raw material suppliers fail to meet our expectations, we cannot be assured that we will be able to enter into new agreements with other suppliers or third party manufacturers without an adverse effect on our business.

        On July 31, 2008, BMS submitted an unsolicited non-binding offer to acquire all of the outstanding shares of common stock of the Company for $60 per share in cash. On August 4, 2008, the Company announced that the preliminary view of the Board of Directors was that BMS's offer substantially undervalues the Company, and that the Board has formed a committee to study BMS's proposal and to retain advisors to assist it in determining the appropriate course of action. The Company also stated that the Board has been discussing the possibility of separating ERBITUX and the pipeline business into separate components in order to maximize the value of the Company. Additional information is included in the Current Reports filed with the SEC on Form 8-K filed on August 1, 2008 and August 4, 2008.

        Following the public announcement of the unsolicited non-binding offer from BMS, several lawsuits were filed against the Company, its directors and other named parties, in the Supreme Court of the State of New York, New York County. Such lawsuits allege, in part, that the proposal from BMS substantially undervalues the Company and that the sale process has been flawed. The time period for the Company to move or answer with respect to such lawsuits has not yet expired.

HIGHLIGHTS AND OUTLOOK

        We have achieved a few key milestones in 2008 that will help us accelerate ERBITUX sales in 2009 and beyond. Building on our steady sales growth in North America, we are seeking to expand the ERBITUX approved label within earlier stage settings and in non-small cell lung cancer (NSCLC). We expect to file two supplemental Biologic License Applications (sBLA) with the FDA in 2008 based on registration-quality earlier-stage studies. We plan to file for first-line head and neck cancer by the end of the third quarter of 2008, based upon the EXTREME data, and we plan to file for first-line NSCLC in the fourth quarter of 2008, based upon the FLEX data.

        We achieved a major milestone in our efforts to maximize the global commercialization of ERBITUX with the recent approval we received in Japan for use in treating patients with metastatic colorectal cancer. With this approval, ERBITUX is now approved for use in the world's three largest markets for colorectal cancer therapies. Now that we have received marketing authorization in Japan, a pricing review will take place over the next few months and the product launch is expected shortly thereafter. We also look forward to further broadening the approved use of ERBITUX in Japan to include earlier stage settings and additional tumor types in the future, including head and neck cancer.

        We are also planning to expand the approved use of ERBITUX in Europe and other countries through supplemental regulatory filings as we are doing in the U.S. The supplemental filing for first-line head and neck cancer has been submitted to the European Medicines Agency (EMEA) by our partner Merck KGaA in June 2008, and the first-line NSCLC EMEA filing is expected in the second half of this year. Additionally, our partner Merck KGaA received approval from the European Commission in July 2008 for its application to broaden the use of ERBITUX in metastatic colorectal cancer including first-line treatment.

        Another milestone of note in our efforts expand globally was the recent establishment of our operations in Germany. This is an important step in furthering our relationships with key opinion leaders and regulatory agencies worldwide for the increasing number of international clinical trials we have underway for both ERBITUX and our pipeline antibodies. To help lead this next phase of ImClone Systems' global expansion, we have hired Bernhard Ehmer, who prior to his most recent position as Chief Executive Officer of Fresenius Biotech, was one of the early and most influential champions of the ERBITUX clinical development and international registration efforts while he was with Merck KGaA.

        While these activities highlight our progress in maximizing the potential of ERBITUX by expanding its use in the U.S. and around the world, we do not expect the impact of potential new indications for ERBITUX in the U.S. to be seen until 2009 and beyond.

        On August 4, 2008, we reached an oral settlement with Abbott Laboratories in which we agreed to pay $17.5 million to Abbott for full and final settlement of all of the litigation between us. As a result of this settlement, we now have no pending or threatened litigation with respect to our development and sale of ERBITUX.

ERBITUX and Pipeline Clinical Development Update

ERBITUX Clinical Development

        Significant data on ERBITUX was presented at the American Society of Clinical Oncology (ASCO) 2008 Annual Meeting in June. In total, new clinical data on ERBITUX was featured in more than 80 oral presentations, poster discussions and abstracts at the meeting.

  •
  Results from a Phase III study of ERBITUX in combination with platinum-based chemotherapy (vinorelbine plus cisplatin) show the addition of ERBITUX to platinum-based chemotherapy significantly increased overall survival in the first-line treatment of patients with advanced NSCLC, when compared with platinum-based chemotherapy alone. This improvement in survival was observed across all histological subtypes, patient performance status (a measure of well-being), age groups, previous smoking history, and gender. This large, randomized multi-national study, known as FLEX, enrolled patients with Stage IIIB or Stage IV NSCLC who had not previously received chemotherapy. Unlike previous pivotal studies of monoclonal antibodies in NSCLC, the FLEX study enrolled patients with a broad range of performance capabilities and histological subtypes—reflective of physicians' everyday practice. Additionally, data from a Phase II study known as RTOG-0324 show that adding ERBITUX to chemotherapy and radiotherapy for patients with inoperable NSCLC resulted in higher median survival rates and two-year overall survival rates than previous RTOG studies in patients with Stage III A/B inoperable NSCLC.

  •
  New data of ERBITUX in combination with chemotherapy in the first-line treatment of metastatic colorectal cancer (mCRC) demonstrate that patients with the wild-type K-Ras biomarker can achieve outcomes beyond the significant improvements seen with ERBITUX in combination with chemotherapy in an unselected mCRC patient population. The non-mutated, or "wild-type" K-Ras gene is expressed in about 65% of mCRC patients Data from new analyses of a pivotal Phase III trial known as CRYSTAL suggest increased progression-free survival of ERBITUX in first-line mCRC patients with the wild-type K-Ras biomarker. The K-Ras analyses from the CRYSTAL trial, as well as those from the OPUS trial and other studies of ERBITUX in mCRC, suggest increased efficacy in wild-type K-Ras patients treated with ERBITUX in combination with either irinotecan- or oxaliplatin-based chemotherapy, or as a monotherapy. In the CRYSTAL study, this increased efficacy was mirrored in high response rates and decrease in risk of progression when compared to an unselected population.

  •
  On June 28, 2008, the Company announced the clinical data of a K-Ras analysis of a study conducted by the NCIC. In the study, colorectal cancer (CRC) tumor samples were collected and analyzed as part of a Phase III clinical trial of ERBITUX plus best supportive care (BSC) versus BSC alone. The study concluded that, in the setting of pre-treated advanced CRC, there is almost a double of median overall survival and progression-free survival in patients with wild-type K-Ras tumors while no significant benefit is observed in patients with mutant K-Ras.

Pipeline Clinical Development

        Since the beginning of 2008, ImClone Systems has continued to make progress in advancing its earlier stage pipeline, consisting of five receptor-targeted fully-human IgG1 antibodies, through clinical development.

  •
  In April, ImClone Systems announced that it reached agreement with the U.S. Food and Drug Administration (FDA) under a Special Protocol Assessment (SPA) for its planned Phase III clinical trial of IMC-1121B, ImClone Systems' anti-vascular endothelial growth factor receptor-2 (VEGFR-2) monoclonal antibody, in women with metastatic breast cancer. The trial is expected to commence shortly. A second Phase III study of IMC-1121B, in gastric cancer, is expected to commence within the next year. In addition to these studies, Phase II trials of IMC-1121B in patients with metastatic melanoma, renal cancer, and advanced hepatocellular carcinoma (liver cancer) are enrolling patients. The Company plans to open additional Phase II clinical trials of IMC-1121B in 2008.

  •
  A number of trials of IMC-A12, ImClone Systems' anti-insulin-like growth factor-1 receptor (IGF-1R) monoclonal antibody, have been initiated since the start of the second quarter: a Phase II clinical trial of IMC-A12 in patients with head and neck cancer commenced patient enrollment in April; a Phase II clinical trial of IMC-A12 in patients with advanced hepatocellular cancer (liver cancer) opened for patient enrollment in May; the initial stage of a series of Phase I/II clinical trials of IMC-A12 in patients with advanced pancreatic cancer opened for patient enrollment in May; a Phase I trial of IMC-A12 plus the mTOR inhibitor temsirolimus in patients with advanced solid malignancies and lymphoma opened for patient enrollment in June; and a Phase II trial of IMC-A12 in adolescents and adult patients with several types of soft tissue sarcoma opened for patient enrollment in July. In addition to these studies, Phase II studies of IMC-A12 in patients with prostate and colorectal cancers are enrolling patients, and the Company plans to open additional Phase II clinical trials of IMC-A12 in 2008.

  •
  A Phase II trial of FOLFOX chemotherapy plus IMC-11F8, ImClone Systems' fully-human IgG1 anti-epidermal growth factor receptor monoclonal antibody, completed patient enrollment in Europe. Preliminary results of the trial, which were presented at the ASCO 2008 Annual Meeting, included an acceptable safety profile and an objective response rate of 65.2% in patients whose tumors were not pre-selected on the basis of K-Ras mutational status. ImClone Systems is planning two global Phase III studies of IMC-11F8 in two different indications in 2009.

  •
  Continued progress has been made towards the completion of Phase I clinical trials of IMC-18F1, ImClone Systems' anti-vascular endothelial growth factor receptor-1 (VEGFR-1) monoclonal antibody, and IMC-3G3, ImClone Systems' monoclonal antibody targeting platelet-derived growth factor receptor-alpha. The Company plans to initiate disease-directed clinical trials with both novel antibodies following completion of these Phase I trials.

CRITICAL ACCOUNTING POLICIES

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Estimates are deemed critical when a different methodology could have reasonably been used or where changes in the estimate from period to period may have a material impact on our financial condition or results of operations. Our critical accounting policies that require management to make significant judgments, estimates, and assumptions are disclosed in the management discussion and analysis (MD&A) section of our Annual Report on Form 10-K for the period ended December 31, 2007. The development and selection of the critical accounting policies, and the related disclosure, have been reviewed with the Audit Committee of our Board of Directors. Updates to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the period ended December 31, 2007 are set forth in our Form 10-Q for the period ended March 31, 2008.

Impact of Recent Accounting Pronouncements

        In November 2007, the Emerging Issues Task Force reached a consensus on Issue No. 07-1, "Accounting for Collaborative Arrangements." This Issue establishes accounting for costs incurred and revenues generated on sales to third parties should be reported by partners to joint development agreements in each of their respective income statements, how sharing payments made to or received by a partner pursuant to a Collaboration Agreement should be presented in the income statement, and disclosures related to the combined sales and expenses of the partners to a Collaboration Agreement that are used to compute the payments made/received. This Issue will be effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The Company is currently evaluating the effect this Issue will have on its consolidated financial statements.

        In May 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)" (FSP 14-1). FSP 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlements) should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible borrowing rate when interest cost is recognized in subsequent periods. FSP 14-1 is effective for financial statements issued for fiscal years beginning after December 31, 2008, and interim periods within those fiscal years. The Company is evaluating the effect that FSP 14-1 will have a material impact on its consolidated financial statements.

RESULTS OF OPERATIONS

        Selected financial and operating data for the three and six months ended June 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Variance	2008	2007	Variance
Results of Operations:
Royalties	$97,764	$78,144	$19,620	$192,750	$154,507	$38,243
License fees and milestones	27,818	33,445	(5,627)	51,950	62,739	(10,789)
Manufacturing	21,391	23,025	(1,634)	46,833	39,483	7,350
Collaborative agreement reimbursements	19,544	15,818	3,726	37,626	35,203	2,423

Total revenues	166,517	150,432	16,085	329,159	291,932	37,227

Research and development	55,858	47,557	8,301	103,547	95,248	8,299
Selling, general and administrative	22,469	19,553	2,916	47,292	35,904	11,388
Royalties	24,336	18,988	5,348	47,873	35,774	12,099
Cost of manufacturing revenue	19,840	22,999	(3,159)	43,929	36,854	7,075
Litigation settlements	17,500	—	17,500	17,500	—	17,500

Total operating expenses	140,003	109,097	30,906	260,141	203,780	56,361

Operating income	$26,514	$41,335	$(14,821)	$69,018	$88,152	$(19,134)

Three Months Ended June 30, 2008 and 2007

Revenues

Royalties

        Royalty revenue consists primarily of royalty payments earned on the sales of ERBITUX by our partners, BMS and Merck KGaA. Under our agreement with BMS, we are entitled to royalty payments equal to 39% of BMS's net sales of ERBITUX in the U.S. and Canada. Under our agreement with Merck KGaA, we are entitled to royalty payments equal to 9.5% of Merck's KGaA's net sales outside of the U.S. and Canada, which are calculated per the agreement using the exchange rate of the U.S. dollar as compared to the Euro at the end of the quarterly period.

        In the second quarter of 2008, our royalty revenue increased by approximately $19.6 million, or 25%, from the comparable period in 2007 due to an increase in global net sales of ERBITUX combined with favorable foreign exchange rates for sales made outside of the U.S. and Canada. In the U.S. and Canada, in-market net sales by BMS in the second quarter of 2008 amounted to $195.1 million, an increase of $33.0 million, or 20%. Outside of the U.S. and Canada, in-market net sales of ERBITUX by Merck KGaA in the second quarter of 2008 amounted to approximately $228.3 million, an increase of $71.1 million or 45% from the comparable period in 2007. Favorable foreign currency translation contributed to approximately $32.7 million of the in-market increase, which corresponds to a $3.1 million increase in royalty revenue for the quarter.

        Royalty revenue in 2008 will continue to reflect 39% of BMS' net sales and 9.5% of Merck KGaA's net sales. Changes in exchange rate of the Euro verus the U.S. dollar could materially impact our royalty revenues during 2008. We do not expect the impact of potential new indications for ERBITUX in the U.S. to be seen until 2009 and beyond.

License Fees and Milestones

        License fees and milestone revenue consists of the recognition of up-front license fees and milestone payments received under the Commercial Agreement with BMS and recognition of payments received under the development and license agreements with Merck KGaA. In the second quarter of 2008, license fee and milestone revenue consisted of approximately $27.5 million earned from BMS and $267,000 from Merck KGaA, as compared to the same period in 2007, in which approximately $33.3 million was earned from BMS and $119,000 was earned from Merck KGaA.

        The decrease of $5.6 million, or 17%, from the comparable period in 2007 is attributable to the effect of our amendment to the Commercial Agreement dated July 27, 2007, on the ERBITUX clinical development cost estimates used to calculate BMS license fees and milestone revenues.

        We continue to anticipate that full year 2008 milestone revenue will range between $100 million and $110 million. Also, there remains an aggregate of approximately $231.8 million of milestone payments to be recognized as revenue over future periods, which are classified as current and long-term deferred revenue in our June 30, 2008 consolidated balance sheet.

Manufacturing Revenue

        Manufacturing revenue consists of sales of ERBITUX to our corporate partners for commercial use. In accordance with the Commercial Agreement, we are contractually obligated to sell ERBITUX to BMS at our cost of production plus a 10% markup on bulk. We sell bulk inventory to Merck KGaA at our cost of production.

        During the second quarter of 2008, manufacturing revenue decreased by $1.6 million from the comparable period in 2007 due to efficiencies in the manufacturing process of ERBITUX resulting in a decrease in the price we charge our partners for ERBITUX. This decrease was partially offset by increased volume purchases from our partners in the second quarter of 2008, which were 11% higher than the comparable period in 2007.

Collaborative Agreement Reimbursements

        Collaborative agreement reimbursements revenue consists primarily of reimbursements from our partners BMS and Merck KGaA under our collaborative agreements. There are certain categories for which we receive reimbursement from our partners: the cost of ERBITUX supplied to our partners for use in clinical studies, certain clinical and regulatory expenses, certain selling and administrative expenses, and a portion of royalty expense. During the second quarter of 2008, we earned approximately $19.5 million in collaborative agreement reimbursements revenue, of which $13.4 million was earned from BMS and $6.1 million was earned from Merck KGaA, as compared to $15.8 million earned in the comparable period in 2007, of which $10.6 million was earned from BMS, $4.6 million was earned from Merck KGaA and $600,000 was earned as final payment from a former corporate partner.

        The increase from the comparable period of approximately $3.7 million, or 23%, is due to increased reimbursements of clinical and regulatory expenses of $3.1 million due to higher clinical activity, clinical shipments of ERBITUX to our partners of approximately $1.7 million, and higher selling, general and administrative costs of $261,000. These increases were partially offset by reduced reimbursements for royalty expenses of $709,000 and the final payment received from a former corporate partner of $600,000.

        On February 27, 2008, we received verbal notification from Merck KGaA that they were taking the position that the Yeda Settlement Agreement of December 7, 2007 resulted in the breach of one of our representations in the Development License Agreement and that, therefore, they were no longer obligated to reimburse a portion of the royalty payments paid by us to Yeda and Sanofi-Aventis following the date of that agreement. Merck KGaA has subsequently made payment for the first quarter 2008 royalty reimbursement and is anticipated to make the second quarter 2008 payment to the Company for the reimbursement of these royalties. Merck KGaA has communicated to the Company that any such payments are being made under protest. As a result, the Company has not recognized revenue of approximately $1.6 million of these royalty reimbursements for the three months ended June 30, 2008 pending a final resolution with Merck KGaA. We do not believe that the settlement with Yeda altered Merck KGaA's obligation to pay us the royalty reimbursement and will continue to seek to resolve the matter with Merck KGaA.

Expenses

Research and Development

        Research and development expenses include costs associated with our in-house research programs, product and process development expenses, costs to manufacture our product candidates for clinical studies, quality assurance and quality control infrastructure, costs to conduct clinical studies and associated regulatory activities. Research and development expenses also include our cost of inventory that is supplied to our partners for use in clinical studies and certain clinical and regulatory amounts that are reimbursable from our corporate partners. As a result, approximately $13.0 million and $8.2 million of costs representing research and development expenses in the second quarters of 2008 and 2007, respectively, were reimbursable and included under Collaborative agreement reimbursements revenue.

        Research and development expenses in the second quarter of 2008 of $55.9 million increased from the comparable period in 2007 by $8.3 million, or 17%. This increase is primarily due to an increase in third party clinical trial expenses of approximately $4.9 million associated with ERBITUX and the Company's pipeline products, as well as increases in salaries and benefits, an increase in pipeline material costs and an increase in ERBITUX used for clinical studies, as compared to the second quarter of 2007. ERBITUX used in clinical studies by our corporate partners is reimbursed as collaborative agreement reimbursements revenue. These increases were partly offset by decreases in third-party production costs of pipeline product and reductions in amounts we are responsible to pay our corporate partner BMS as a result of the amended and restated BMS agreement.

        Due to the timing of production of clinical trial material, we will continue to see fluctuations in our research and development expenses on a quarter-over-quarter basis. But we reiterate our expectation that research and development expenses for the full year of 2008 will increase by 25% to 30% over the levels reported for 2007. This is primarily due to the increase in investment in the clinical development of our proprietary pipeline antibodies.

Selling, General and Administrative

        Selling, general and administrative expenses include selling and administrative personnel costs, including related facility costs, additional costs to develop internal marketing and field operations capabilities and expenses associated with applying for patent protection for our technology and products. Selling, general and administrative expenses also include amounts reimbursable from our corporate partners. As a result, approximately $519,000 and $259,000 of costs representing selling and general expenses in the second quarters of 2008 and 2007, respectively, were reimbursable and included in Collaborative agreement reimbursements revenue.

        Selling, general and administrative expenses in the second quarter of 2008 amounted to $22.5 million, an increase of $2.9 million or 15% from the comparable period in 2007. Expenses in this category have increased from the comparable period in 2007, mainly due to our expanded efforts in the second half of 2007 to grow ERBITUX sales in North America primarily through the expansion of our U.S. sales force, as well as our share of the costs for increased commercialization efforts by our partners in Japan.

        We reiterate our guidance for 2008 that on an annual basis, we continue to expect our selling, general and administrative expenses as a percentage of total revenues will marginally increase during 2008 as compared to the prior year.

Royalties

        Royalty expense consists of obligations related to certain licensing agreements related to ERBITUX. Our effective royalty rate for the second quarter of 2008 on global in-market sales of ERBITUX was approximately 5.7%, as compared to 6.0% in 2007. A portion of our royalties are reimbursed by our corporate partners, which is reflected in Collaborative agreement reimbursements revenue. As a result, approximately $6.0 million and $6.7 million of royalty expense were reimbursable by our corporate partners and included as Collaborative agreement reimbursement revenue in the second quarters of 2008 and 2007, respectively.

        In the second quarter of 2008, we incurred royalty expense of $24.3 million, an increase of $5.3 million, or 28%, from the comparable period in 2007. The increase is primarily due to worldwide in-market sales that increased 33% as compared to the second quarter of 2007.

        We now expect royalty expense as a percentage of global in-market sales of ERBITUX to be in the low-6% range for 2008. This rate may increase based on the amount of net sales outside of the U.S. and Canada that consist of ERBITUX produced in the U.S.

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

        Cost of manufacturing revenue in the second quarter of 2008 amounted to $19.8 million resulting in a gross margin of 7%, compared to costs of manufacturing revenue in the comparable period of 2007 of approximately $23.0 million, resulting in a gross margin of less than 1%. The fluctuation in our gross margin is based on the explanation noted above.

Litigation Settlement

        On August 4, 2008, the Company and Abbott reached an oral settlement to end all litigation pending between them. Under the terms of the settlement agreement, ImClone Systems will pay Abbott $17.5 million in cash for full and final settlement of all claims and counterclaims raised in these cases, including all claims related to U.S. Patent No. 5,665,578. The parties have notified the Court of the settlement and all pending actions in the matter have been stayed. The parties are currently memorializing the terms of the settlement in writing following which stipulations of dismissal will be filed with the Court. The Company recorded in the second quarter of 2008 an accrued liability of $17.5 million for the settlement of the Abbott matter discussed above.

Other Income (Expense)

        Interest and other income in the second quarter of 2008 amounted to $7.1 million, a decrease of approximately $6.2 million, or 46% from the comparable period in 2007. This decrease is attributable to lower interest rates on our investment portfolio and a shift to lower yielding money-market funds commencing in the third quarter of 2007 due to liquidity concerns in the global credit and capital markets.

        Because of our concentration of investments in money-market accounts, we expect our interest income will continue to track the Federal Funds rate and other similar short-term rates for the remainder of 2008.

        Interest expense in the second quarter of 2008 amounted to $3.0 million, which is comparable to the same period in 2007.

        During the second quarter of 2008, we recorded an impairment charge of $1.8 million on certain securities available for sale due to an other-than-temporary decline in fair value as a result of the downgrade of MBIA and Ambac, which companies provide insurance for certain of our securities available for sale, in the second quarter of 2008.

Provision for Income Taxes

        The Company's estimated annual effective income tax rate for 2008 is approximately 44%, excluding the effect of any discrete (benefits) charges and the effect of the impairment charge of $1.8 million on investments, for which no tax benefit has been taken because of our expected inability to utilize capital losses. During the three months ended June 30, 2008 and 2007, excluding the effect of impairment charges, we recognized discrete charges (benefits) of approximately $0.3 million and $(0.1) million, respectively, related to certain deferred items. The difference between the statutory rate and our expected annual effective income tax rate primarily relates to state taxes. Actual cash tax payments in 2008 are estimated to be less than $2 million.

Six Months Ended June 30, 2008 and 2007

Revenues

Royalties

        For the six months ended June 30, 2008, royalty revenue amounted to $192.8 million, an increase of $38.2 million, or 25%, from the comparable period in 2007. This increase is due to an increase in net sales of ERBITUX. In the U.S. and Canada, in-market net sales by BMS for the first six months of 2008 amounted to $382.5 million, an increase of $60.3 million, or 19%. Outside of the U.S. and Canada, in-market net sales of ERBITUX by Merck KGaA in the first half of 2008 amounted to $458.1 million, an increase of $155.1 million or 51% from the comparable period in 2007. Favorable foreign currency translation contributed to approximately $68.6 million of the in-market sales increase, which corresponds to a $6.5 million increase in royalty revenue for the first half of 2008.

        Royalty revenue in 2008 will continue to reflect 39% of BMS' net sales and 9.5% of Merck KGaA's net sales. Changes in exchange rate of the Euro verus the U.S. dollar could materially impact our royalty revenues during 2008. We do not expect the impact of potential new indications for ERBITUX in the U.S. to be seen until 2009 and beyond.

License Fees and Milestone Revenue

        For the six months ended June 30, 2008, license fees and milestone revenue consisted of $51.4 million earned from BMS and $535,000 from Merck KGaA, as compared to the same period in 2007 in which $62.5 million was earned from BMS and $237,000 was earned from Merck KGaA.

        The decrease of $10.8 million, or 17%, from the comparable period in 2007 is attributable to the effect of our amendment to the Commercial Agreement, dated July 27, 2007, on the ERBITUX clinical development cost estimates used to calculate BMS license fees and milestone revenues.

        We continue to anticipate that full year 2008 milestone revenue will range between $100 million and $110 million. Also, there remains an aggregate of approximately $231.8 million of milestone payments to be recognized as revenue over future periods, which are classified as current and long-term deferred revenue in our June 30, 2008 consolidated balance sheet.

Manufacturing Revenue

        During the first half of 2008, manufacturing revenue increased by $7.4 million from the comparable period in 2007 due primarily to increased volume of product purchased by our partners in the first six months of 2008 of approximately 37% from the comparable period in 2007. This increase was partially offset by revenue reductions of approximately $2.1 million due to efficiencies in the manufacturing process of ERBITUX resulting in a decrease in the price we charge our partners for ERBITUX.

Collaborative Agreement Reimbursements

        During the six months ended June 30, 2008, we earned $37.6 million in collaborative agreement reimbursements revenue, of which approximately $27.0 million was earned from BMS and approximately $10.6 million was earned from Merck KGaA, as compared to $35.2 million earned in the comparable period in 2007, of which $21.1 million was earned from BMS, approximately $13.5 million was earned from Merck KGaA, and $600,000 was received as final payment from a former corporate partner.

        The increase in collaborative agreement reimbursements revenue of $2.4 million is principally due to increases in reimbursements of clinical and regulatory expenses of approximately $5.5 million, royalty expense of $215,000, and selling, general and administrative costs of $284,000. These increases were partially offset by a decrease in shipments of clinical drugs of approximately $3.0 million and the final payment received from a former corporate partner of $600,000 in 2007.

        On February 27, 2008, we received verbal notification from Merck KGaA that they were taking the position that the Yeda Settlement Agreement of December 7, 2007 resulted in the breach of one of our representations in the Development License Agreement and that, therefore, they were no longer obligated to reimburse a portion of the royalty payments paid by us to Yeda and Sanofi-Aventis following the date of that agreement. Merck KGaA has subsequently made payment for the first quarter 2008 royalty reimbursement and is anticipated to make the second quarter 2008 payment to the Company for the reimbursement of these royalties. Merck KGaA has communicated to the Company that any such payments are being made under protest. As a result, the Company has not recognized revenue of approximately $3.5 million of these royalty reimbursements for the six months ended June 30, 2008 pending a final resolution with Merck KGaA. We do not believe that the settlement with Yeda altered Merck KGaA's obligation to pay us the royalty reimbursement and will continue to seek to resolve the matter with Merck KGaA.

Expenses

Research and Development

        Approximately $24.7 million and $22.2 million of costs representing research and development expenses in the first half of 2008 and 2007, respectively, were reimbursable and included under Collaborative agreement reimbursements revenue.

        Research and development expenses for the six months ended June 30, 2008 of $103.5 million increased by approximately $8.3 million, or 9%, from the comparable period in 2007. This increase is primarily due to an increase in third party clinical trial expenses of approximately $8.0 million associated with ERBITUX and the Company's pipeline products, as well as increases in salaries and benefits and an increase in pipeline material costs. These increases were partly offset by decreases in ERBITUX used for clinical studies, as compared to the second half of 2007, third-party production costs of pipeline product and reductions in amounts we are responsible to pay our corporate partner BMS as a result of the amended and restated BMS agreement.

        Due to the timing of production of clinical trial material, we will continue to see fluctuations in our research and development expenses on a quarter-over-quarter basis. But we reiterate our expectation that research and development expenses for the full year of 2008 will increase by 25% to 30% over the levels reported for 2007. This is primarily due to the increase in investment in the clinical development of our proprietary pipeline antibodies.

Selling, General and Administrative

        Approximately $863,000 and $579,000 of costs representing selling and general expenses in the first half of 2008 and 2007, respectively, were reimbursable and included in collaborative agreement reimbursements revenue.

        Selling, general and administrative expenses for the six months ended June 30, 2008 amounted to $47.3 million, an increase of $11.4 million or 32% from the comparable period in 2007. Expenses in this category have increased from the comparable period in 2007, mainly due to our expanded efforts in the second half of 2007 to grow ERBITUX sales in North America primarily through the expansion of our U.S. sales force, as well as our share of the costs for increased commercialization efforts by our partners in Japan.

        We reiterate our guidance for 2008 that on an annual basis, we continue to expect our selling, general and administrative expenses as a percentage of total revenues will marginally increase during 2008 as compared to the prior year.

Royalties

        Our effective royalty rate for the first half of 2008 on global in-market sales of ERBITUX was approximately 5.7%, which was comparable to the first half of 2007. Approximately $12.0 million and $11.8 million of royalty expense was reimbursable by our corporate partners and included as Collaborative agreement reimbursement revenue in the first half of 2008 and 2007, respectively.

        In the first half of 2008, we incurred royalty expense of $47.9 million as compared to $35.8 million, an increase of $12.1 million, or 34% from the comparable period in 2007. This increase is primarily due to worldwide in-market sales that increased 34% as compared to the first half of 2007.

        We now expect royalty expense as a percentage of global in-market sales of ERBITUX to be in the low-6% range for 2008. This rate may increase based on the amount of net sales outside of the U.S. and Canada that consist of ERBITUX produced in the U.S.

Cost of Manufacturing Revenue

        Cost of manufacturing revenue for the six months ended June 30, 2008 amounted to $43.9 million resulting in a gross margin of approximately 6% compared to costs of manufacturing revenue in the comparable period of 2007 of approximately $36.9 million, resulting in a gross margin of 7%.

Litigation Settlement

        On August 4, 2008, the Company and Abbott reached an oral settlement to end all litigation pending between them. Under the terms of the settlement agreement, ImClone Systems will pay Abbott $17.5 million in cash for full and final settlement of all claims and counterclaims raised in these cases, including all claims related to U.S. Patent No. 5,665,578. The parties have notified the Court of the settlement and all pending actions in the matter have been stayed. The parties are currently memorializing the terms of the settlement in writing following which stipulations of dismissal will be filed with the Court. The Company recorded in the second quarter of 2008 an accrued liability of $17.5 million for the settlement of the Abbott matter discussed above.

Other Income (Expense)

        Interest and other income for the six months ended June 30, 2008 amounted to $16.7 million, a decrease of approximately $9.2 million, or 35% from the comparable period in 2007. This decrease is attributable to lower interest rates on our investment portfolio and a shift to lower yielding money-market funds commencing in the third quarter of 2007 due to the liquidity concerns in the global credit and capital markets.

        Because of our concentration of investments in money-market accounts, we expect our interest income will continue to track the Federal Funds rate and other similar short-term rates for the remainder of 2008.

        Interest expense for the six months ended June 30, 2008 amounted to approximately $6.0 million, which is comparable to the same period in 2007.

        During the first half of 2008, we recorded impairment charges of $86.7 million on certain securities available for sale due to an other-than-temporarily decline in fair value. The impairment was primarily due to the severity of the decline in estimated fair value of these securities and the duration of time for which they have been in a loss position.

Provision for Income Taxes

        The Company's estimated annual effective income tax rate for 2008 is approximately 44%, excluding the effect of any discrete (benefits) charges and the effect of impairment charges of $86.7 million on investments, for which no tax benefit has been taken because of our expected inability to utilize capital losses. During the six months ended June 30, 2008 and 2007, excluding the effect of impairment charges, the Company recognized discrete (benefits) charges of approximately $(1.0) million and $4.8 million, respectively, related to certain deferred items. The difference between the statutory rate and the Company's expected annual effective income tax rate primarily relates to state taxes. Actual cash tax payments in 2008 are estimated to be less than $2 million.

LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 2008, our principal sources of liquidity consisted of cash and cash equivalents and securities available for sale of approximately $935.6 million. We also have an additional $96.5 million of securities available for sale which have been classified as long-term due to the current illiquidity in the market for ARS. We expect the holders our $600.0 million convertible notes payable will exercise their right under a put provision whereby the holders can seek repayment of the convertible notes payable from us in May 2009. We are currently evaluating payment and refinancing options for the convertible notes payable. Historically, we have financed our operations through a variety of sources, most significantly through the issuance of public and private equity and convertible notes, license fees and milestone payments and reimbursements from our corporate partners. Since the approval of ERBITUX on February 12, 2004, we began to generate royalty revenue and manufacturing revenue from the commercial sale of ERBITUX by our corporate partners. As we continue to generate income, our cash flows from operating activities are expected to increase as a source to fund our operations. Therefore, we anticipate that our future financial condition and our future operating performance will continue to experience significant changes and that past performance will not likely be indicative of our future performance.

SUMMARY OF CASH FLOWS

	Six months ended
	June 30, 2008	June 30, 2007	Variance
Cash provided by (used in):
Operating activities	$49,405	$41,086	$8,319
Investing activities	221,263	(31,943)	253,206
Financing activities	16,967	27,218	(10,251)

Net increase in cash and cash equivalents	$287,635	$36,361	$251,274

        Historically our cash flows from operating activities have fluctuated significantly due to the nature of our operations and the timing of our cash receipts. During the first half of 2008, we generated approximately $49.4 million in cash from operating activities, as compared to $41.1 million in the comparable period of 2007.

        Our primary sources and uses of cash from investing activities consist of purchases and sales activity in our investment portfolio, which we manage based on our liquidity needs, possible business development transactions and amounts used for capital expenditures. During the first half of 2008, we generated net cash from investing activities of $221.3 million comprised of approximately $249.1 million of proceeds from our investment portfolio, partially offset by approximately $10.3 million used for acquisition of fixed assets, and purchases of additional securities of approximately $17.5 million.

        Net cash flows generated in financing activities in 2008 were approximately $17.0 million, of which approximately $5.7 million of proceeds were generated from the exercise of stock options and sales under the Company's employee stock purchase plan and $11.3 million was generated from tax benefits associated with equity net operating losses that will be taken as a reduction on our tax returns.

        Our future working capital and capital requirements will depend upon numerous factors, including, but not limited to:

  •
  our ability to refinance our convertible notes which we may be required to repay at the request of the debt holders in May 2009;

  •
  progress and cost of our research and development programs, pre-clinical testing and clinical studies;

  •
  changes in prescribing patterns and practices of physicians;

  •
  the amount and timing of revenues earned from the commercial sale of ERBITUX;

  •
  the status of development of our various product candidates and approvals for new supplemental indications of ERBITUX;

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

        Below is a table that presents our contractual obligations and commercial commitments as of June 30, 2008, which reflects our expectation of the repayment of our convertible long-term debt in May 2009: (in thousands)

	Payments due by Year(1),(2)
	Total	2008	2009	2010	2011	2012	2013 and Thereafter
Convertible notes payable(3)	$600,000	$—	$600,000	$—	$—	$—	$—
Interest on convertible notes payable	8,250	4,125	4,125	—	—	—	—
Operating leases	62,545	3,116	6,205	4,967	4,274	4,236	39,747
Purchase obligations	21,578	21,578	—	—	—	—	—
Contract services obligations	6,930	2,610	1,350	2,970	—	—	—

Total contractual cash obligations	$699,303	$31,429	$611,680	$7,937	$4,274	$4,236	$39,747

(1)
Amounts in the above table do not include milestone-type payments payable by us under development agreements, if the achievement of that milestone is uncertain or the obligation amount is not determinable.

(2)
Amounts in the above table do not include a reserve of approximately $40.4 million related to uncertain tax positions. The Company is not able to reasonably estimate when, if ever, these reserves would result in actual cash tax payments.

(3)
On May 15 of 2009, 2014 and 2019, or upon the occurrence of certain designated events, holders may require the Company to repurchase the notes at a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. We expect the holders will seek repayment of the principal in May 2009 and have reflected this in the table.

OFF-BALANCE SHEET ARRANGEMENTS

        We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Our holdings of financial instruments comprise a mix of U.S. dollar denominated securities that may include U.S. corporate debt, money market funds, foreign corporate debt, U.S. government debt, foreign government debt, asset-backed securities, auction rate securities (ARS) and commercial paper. All such instruments are classified as securities available for sale. Generally, we do not invest in portfolio equity securities, commodities, foreign exchange contracts or use financial derivatives for trading purposes. However, we currently have investments in equity securities and may continue to make these investments depending upon our needs. Our debt security portfolio normally represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in investment grade fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We invest in securities that have a range of maturity dates.

        During 2007, liquidity issues began to affect the global credit and capital markets. As a result, ARS, which historically have had a liquid market and had their interest rates reset periodically (e.g., monthly) through dutch auctions, began to fail at auction. These auction failures have caused many ARS to become illiquid since investors are hesitant to purchase these types of investments, which in turn has caused the fair values for these securities to decline.

        As of June 30, 2008, the Company has $161.5 million of principal invested in auction rate securities (ARS), of which $144.1 million represent interests in synthetic collateralized debt obligations referencing portfolios of corporate bonds (CDOs), $5.1 million represents interests in floating rate surplus notes of captive insurance companies (FRN) and $12.3 million represents interests in student loans and student loan revenue bonds (Student Loans). These securities have long-term nominal maturities for which interest rates are reset through a dutch-auction each month and these auctions had historically provided a liquid market for these securities. As a result of the continuing liquidity issues experienced in the global credit and capital markets, these ARS have had multiple failed auctions; the CDOs and FRN have been failing at auction since August 2007 and the Student Loans have been failing at auction since March 2008. The estimated fair value of the CDOs were $83.6 million as of June 30, 2008, which were determined based on indicative bids from an investment bank. The estimated fair value of the FRN and the Student Loans were $2.6 million and $10.3 million, respectively, as of June 30, 2008, which were determined based on valuations performed by Pluris Valuation Advisors LLC. Collectively, the fair value of the ARS of $96.5 million as of June 30, 2008 is significantly below the fair value at December 31, 2007 of $121.7 million. While interest continues to be paid by the issuers of these securities, due to the severity of the decline in fair value and the duration of time for which these securities have been in a loss position, the Company concluded that these securities have experienced an other-than-temporarily decline in fair value and recorded impairment charges of $69.1 million and $1.8 million, related to these ARS in the first and second quarters of 2008, respectively. These ARS all had AAA/Aaa credit ratings as of June 30, 2008, however, in July 2008 ARS with a cost basis of $149.2 million and a fair value $86.2 million were downgraded to an A rating by the Fitch rating agency. ARS have been classified as long-term investments in the Company's Consolidated Balance Sheets given that these securities are illiquid until there is a successful auction for them, the timing of which is not knowable at this time. The Company also has investments in government agency bonds that are not impaired with a fair value of $10.3 million, based on actively traded markets.

        As of June 30, 2008, the Company has equity securities with a cost basis of $61.2 million, that have a fair value of $35.4 million (using Level 1 inputs), resulting in a decline in fair value of $25.8 million. During the first quarter of 2008, the Company recorded an impairment charge of approximately $15.8 million, reflecting an other-than-temporary decline in the fair value of the equity securities. As of June 30, 2008, the fair value of the equity securities was $10.0 million less than their new cost basis, however, as of August 7, 2008, the fair value of the equity securities was $0.5 million less than their new cost basis. The Company determined that the decline in fair value during the three months ended June 30, 2008 was not other than temporary and accordingly, was included in accumulated other comprehensive loss as a net unrealized loss on securities available for sale. In making these determinations the Company considered a number of factors, including the nature of the investment, the cause of the decline in fair value, the severity and duration of the decline in fair value, the financial position and prospects of the company whose securities are held, analyst reports, as well as other factors. The fair value of the Company's equity securities was determined using the June 30, 2008 closing market price of the securities (Level 1 inputs).

        The table below presents the principal amounts and related weighted average interest rates by year of maturity for our fixed and variable rate securities within our investment portfolio as of June 30, 2008 (in thousands, except interest rates):

	2008	2009	2010	2011	2012	2013 and Thereafter		Total	Fair Value
Fixed Rate	$—	$—	$10,000	$—	$—	$—		$10,000	$10,309
Average Interest Rate	—	—	5.00%	—	—	—		5.00%
Variable Rate	—	—	—	—	—	161,520	(1)	161,520	96,482
Average Interest Rate	—	—	—	—	—	2.99%		2.99%

	$—	$—	$10,000	$—	$—	$161,520		$171,520	$106,791

(1)
These holdings consist of auction rate securities. Interest on the securities is adjusted monthly using prevailing interest rates.

        Our outstanding 1 3/8% fixed rate convertible notes in the principal amount of $600.0 million due May 15, 2024 are convertible into our common stock at a conversion price of $94.69 per share, subject to certain restrictions as outlined in the indenture agreement. The fair value of fixed interest rate instruments is affected by changes in interest rates and in the case of the convertible notes by changes in the price of our common stock as well. The fair value of the convertible notes was approximately $579.8 million at June 30, 2008.

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

Changes In Internal Control Over Financial Reporting

        There has been no change in our internal control over financial reporting during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

Intellectual Property Litigation

        As previously reported, on February 5, 2007, a complaint was filed against the Company by Abbott Laboratories (Abbott) in the U.S. District Court for the District of Massachusetts (07-cv-10216). This action alleges that the manufacture and sale of ERBITUX infringes U.S. Patent No. 5,665,578, which is owned by Abbott and that the Company should therefore pay damages.

        On May 2, 2008, the Company filed a complaint against Abbott in the United States District Court, District of Massachusetts based on Abbott's wrongful concealment of and misrepresentations relating to a document that was critical to one of the Company's defenses in a prior patent infringement proceeding with the Repligen Corporation and the Massachusetts Institute of Technology.

        On August 4, 2008, the Company and Abbott reached an oral settlement to end all litigation pending between them. Under the terms of the settlement agreement, ImClone Systems will pay Abbott $17.5 million in cash for full and final settlement of all claims and counterclaims raised in these cases, including all claims related to U.S. Patent No. 5,665,578. The parties have notified the Court of the settlement and all pending actions in the matter have been stayed. The parties are currently memorializing the terms of the settlement in writing following which stipulations of dismissal will be filed with the Court.

        The Company recorded in the second quarter of 2008 an accrued liability of $17.5 million for the settlement of the Abbott matter discussed above. No reserves have been established in the financial statements for any other legal proceedings, because the Company does not believe that such reserves are required to be established at this time under SFAS No. 5. However, if in a future period, events in any such legal proceedings render it probable that a loss will be incurred and if such loss is reasonably estimable at that time, the Company will establish such a reserve. Thus, it is possible that legal proceedings and settlements arising therefrom, if any, may have a material adverse impact on operating results for that period, on our balance sheet, or both.

Other

        On July 31, 2008, BMS submitted an unsolicited non-binding offer to acquire all of the outstanding shares of common stock of the Company for $60 per share in cash. On August 4, 2008, the Company announced that the preliminary view of the Board of Directors was that BMS's offer substantially undervalues the Company, and that the Board has formed a committee to study BMS's proposal and to retain advisors to assist it in determining the appropriate course of action. The Company also stated that the Board has been discussing the possibility of separating ERBITUX and the pipeline business into separate components in order to maximize the value of the Company. Additional information is included in the Current Reports filed with the SEC on Form 8-K filed on August 1, 2008 and August 4, 2008.

        Following the public announcement of the unsolicited non-binding offer from BMS, several lawsuits were filed against the Company, its directors and other named parties, in the Supreme Court of the State of New York, New York County. Such lawsuits allege, in part, that the proposal from BMS substantially undervalues the Company and that the sale process has been flawed. The time period for the Company to move or answer with respect to such lawsuits has not yet expired.

Item 1A.    Risk Factors

        There have been no material changes to the risk factors as set forth in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2007 except as follows:

We may be unable to refinance our $600.0 million of convertible notes payable in May 2009 or be required to refinance the convertible notes payable at less favorable terms.

        Currently, we expect the holders of our convertible notes payable to require us to repay the full $600.0 million in May 2009. We currently have sufficient liquidity to repay this indebtedness, however our continuing efforts to expand the uses of ERBITUX and develop our pipeline products will require substantial capital in the coming years. Should we be unable to refinance this indebtedness, this could require us to seek funds from other sources, including the issuance of common stock or entering into collaboration agreements to further the development of our pipeline products.

        We may be required to refinance the convertible notes payable at a higher interest rates than the 1 3/8% fixed rate that we currently pay. This would adversely impact the amount of interest expense and our results of operations.

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

IMCLONE SYSTEMS INCORPORATED
(Registrant)

Date: August 8, 2008	By:	/s/ JOHN H. JOHNSON John H. Johnson Chief Executive Officer Principal Executive Officer

Date: August 8, 2008	By:	/s/ KENNETH J. ZUERBLIS Kenneth J. Zuerblis Senior Vice President and Chief Financial Officer Principal Financial Officer

QuickLinks

  PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits