Form 10-Q
period 2008-09-30
IMCLONE SYSTEMS INC
filed 2008-11-10
CIK 765258

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Class Outstanding as of November 1, 2008

Class	Outstanding as of November 1, 2008
Common Stock, par value $0.001	88,851,674 Shares

IMCLONE SYSTEMS INCORPORATED
INDEX

i

 PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

IMCLONE SYSTEMS INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share data)

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$816,814	$602,227
Securities available for sale	204,652	304,534
Prepaid expenses	2,914	3,632
Amounts due from corporate partners	90,193	95,838
Inventories	139,782	116,153
Deferred income taxes, net	14,169	14,582
Deferred financing costs, net	2,321	—
Other current assets	9,492	11,696

Total current assets	1,280,337	1,148,662

Property, plant and equipment, net	393,330	397,682
Deferred financing costs, net	—	5,105
Deferred income taxes, net	41,936	82,043
Securities available for sale	84,613	109,060
Other assets	29,477	26,707

Total assets	$1,829,693	$1,769,259

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable (including $142 and $1,387 due Bristol-Myers Squibb Company ("BMS") at September 30, 2008 and December 31, 2007, respectively)	$28,211	$30,528
Accrued expenses (including $5,832 and $1,758 due BMS at September 30, 2008 and December 31, 2007, respectively)	78,861	54,374
Current portion of deferred revenue	98,418	107,182
Current portion of convertible notes payable	600,000	—
Other current liabilities	5,362	4,573

Total current liabilities	810,852	196,657

Deferred revenue, less current portion	107,648	176,605
Convertible notes payable	—	600,000
Other liabilities	14,192	12,208

Total liabilities	932,692	985,470

Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $1.00 par value; authorized 4,000,000 shares; reserved 1,200,000 series B participating cumulative preferred stock, none issued or outstanding	—	—
Common stock, $0.001 par value; authorized 200,000,000 shares; issued 89,603,661 and 87,314,181 at September 30, 2008 and December 31, 2007, respectively; outstanding 88,612,596 and 86,323,116 at September 30, 2008 and December 31, 2007, respectively	90	87
Additional paid-in capital	992,431	893,613
Accumulated deficit	(71,451)	(30,478)
Treasury stock, at cost; 991,065 at September 30, 2008 and December 31, 2007, respectively	(28,754)	(28,754)
Accumulated other comprehensive income (loss):
Net unrealized gain (loss) on securities available for sale	4,675	(50,679)
Foreign currency translation adjustments	10	—

Total stockholders' equity	897,001	783,789

Total liabilities and stockholders' equity	$1,829,693	$1,769,259

See accompanying notes to consolidated financial statements.

IMCLONE SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Royalties	$90,205	$87,853	$282,955	$242,360
License fees and milestones	25,771	19,226	77,721	81,965
Manufacturing	25,979	21,973	72,812	61,456
Collaborative agreement reimbursements	23,112	18,495	60,738	53,698

Total revenues	165,067	147,547	494,226	439,479

Operating expenses:
Research and development	61,551	47,241	165,098	142,489
Selling, general and administrative	24,323	21,894	71,615	57,798
Royalties	21,624	19,324	69,497	55,098
Cost of manufacturing revenue	24,294	22,256	68,223	59,110
Merger related expenses	2,750	—	2,750	—
Litigation settlement	—	50,000	17,500	50,000

Total operating expenses	134,542	160,715	394,683	364,495

Operating income (loss)	30,525	(13,168)	99,543	74,984

Other income (expense):
Interest and other income	6,541	13,369	23,209	39,203
Interest expense	(2,990)	(3,100)	(8,972)	(9,062)
Loss on impairment of securities available for sale	(15,366)	—	(102,044)	—
Gain on insurance settlement	—	3,775	—	3,775

Other income (expense), net	(11,815)	14,044	(87,807)	33,916

Income before income taxes	18,710	876	11,736	108,900
Income tax provision	18,535	1,792	52,709	49,156

Net income (loss)	$175	$(916)	$(40,973)	$59,744

Earnings (loss) per common share:
Basic	$0.00	$(0.01)	$(0.47)	$0.70

Diluted	$0.00	$(0.01)	$(0.47)	$0.69

Shares used in calculation of earnings (loss) per common share:
Basic	87,780	85,957	86,903	85,649

Diluted	90,170	85,957	86,903	86,568

See accompanying notes to consolidated financial statements.

IMCLONE SYSTEMS INCORPORATED

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2008

(in thousands, except share data)

(Unaudited)

									Accumulated Other Comprehensive Income (Loss)
	Preferred Stock		Common Stock				Treasury Stock
					Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount			Shares	Amount		Total
Balance at December 31, 2007	—	$—	87,314,181	$87	$893,613	$(30,478)	991,065	$(28,754)	$(50,679)	$783,789

Options exercised and restricted shares issued			2,265,851	3	74,838					74,841
Issuance of shares through employee stock purchase plan			23,629	—	880					880
Share-based compensation expense					11,478					11,478
Tax benefit of stock options					11,622					11,622
Comprehensive income:
Net loss						(40,973)				(40,973)
Other comprehensive income:
Unrealized loss on securities available for sale arising during the year									(46,690)	(46,690)
Reclassification adjustment for recognized losses included in income									102,044	102,044
Foreign currency translation adjustments									10	10

Total other comprehensive income									55,364	55,364

Comprehensive income										14,391

Balance at September 30, 2008	—	$—	89,603,661	$90	$992,431	$(71,451)	991,065	$(28,754)	$4,685	$897,001

See accompanying notes to consolidated financial statements.

IMCLONE SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(40,973)	$59,744
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	24,989	23,593
Amortization of deferred financing costs	2,784	2,784
Share-based compensation	11,478	4,480
Tax effect of share-based compensation	(11,622)	(14,040)
Loss on impairment of securities available for sale	102,044	—
Loss on disposal of fixed assets	8	3,969
Deferred income taxes	40,520	31,273
Other	—	40
Changes in:
Prepaid expenses	718	813
Amounts due from corporate partners	5,645	(14,610)
Inventories	(28,435)	(15,179)
Other current assets	2,204	(1,121)
Other assets	359	(14,037)
Accounts payable	(2,317)	(1,997)
Accrued expenses	34,893	1,753
Share-based compensation, less current portion	—	473
Other current liabilities	789	3,301
Deferred revenue	(77,721)	(75,145)
Other liabilities	1,984	375

Net cash provided by (used in) operating activities	67,347	(3,531)

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(18,980)	(8,772)
Purchases of securities available for sale	(171,561)	(1,229,228)
Proceeds from sale of securities available for sale	7,000	1,346,750
Proceeds from maturities of securities available for sale	242,200	249,820

Net cash provided by investing activities	58,659	358,570

Cash flows from financing activities:
Proceeds from exercise of stock options	76,072	23,620
Proceeds from issuance of common stock under the employee stock purchase plan	880	556
Tax effect of share-based compensation	11,622	14,040
Proceeds from sale of treasury stock	—	500

Net cash provided by financing activities	88,574	38,716

Effect of exchange rates on cash and cash equivalents	7	—

Net increase in cash and cash equivalents	214,587	393,755
Cash and cash equivalents at beginning of period	602,227	20,568

Cash and cash equivalents at end of period	$816,814	$414,323

Supplemental cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$4,125	$4,215

Income taxes	$105	$3,722

Non-cash investing and financing activities:
Change in net unrealized loss in securities available for sale	$46,690	$13,826

Value of restricted stock units not issued in lieu of withholding taxes	$1,231	$—

See accompanying notes to consolidated financial statements.

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Business Overview and Basis of Presentation

        The accompanying consolidated financial statements of ImClone Systems Incorporated ("ImClone Systems" or the "Company") as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 are unaudited. The accompanying unaudited consolidated balance sheets, statements of operations, statement of stockholders' equity and comprehensive income and statements of cash flows have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. The financial statements reflect all adjustments, consisting only of normal, recurring adjustments, which are in the opinion of management, necessary for a fair presentation for the interim periods. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and related revenue and expense accounts and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with GAAP. Actual results could differ materially from those estimates. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC.

        As further described in Note 12, on October 6, 2008, the Company entered into a merger agreement with Eli Lilly and Company (Lilly). Under the terms of the merger agreement, Lilly will acquire all of the outstanding shares of common stock of the Company for $70 per share in cash. The merger agreement is subject to certain regulatory approvals and is expected to close either in the fourth quarter of 2008 or the first quarter of 2009.

        The results of operations for the interim periods are not necessarily indicative of results to be expected for the entire fiscal year or any other period.

        Certain previously reported amounts have been reclassified to conform with current period presentation. Clinical and regulatory expenses that were previously reported separately in the Consolidated Statements of Operations for the three months and nine months ended September 30, 2007 have been included within Research and development expenses. Certain expenses of approximately $1.1 million and $3.1 million for the three months and nine months ended September 30, 2007, respectively, that were previously reported within Research and development expenses have been reclassified to Selling, general and administrative expenses.

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

Comprehensive Income (Loss)

        The following table reconciles net income (loss) to comprehensive income (loss): (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss)	$175	$(916)	$(40,973)	$59,744
Other comprehensive income (loss):
Unrealized loss on securities available for sale during the period	(6,905)	(15,286)	(46,690)	(13,826)
Reclassification adjustment for recognized losses on securities available for sale during the period	15,366	—	102,044	—
Foreign currency translation adjustments	10	—	10	—

Total other comprehensive income (loss)	8,471	(15,286)	55,364	(13,826)

Total comprehensive income (loss)	$8,646	$(16,202)	$14,391	$45,918

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(2) Fair Value Measurements

        The Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, "Accounting for Fair Value Measurements" (SFAS 157), on January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and SFAS 157 details the disclosures that are required for items measured at fair value. In February 2008, the FASB issued Staff Position No. FAS 157-2 (FSP 157-2), which delays the effective date of SFAS 157 for one year for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company does not have nonfinancial assets and nonfinancial liabilities that are required to be measured at fair value on a recurring basis. Based on this guidance, the Company expects to adopt the provisions of SFAS 157 as related to nonfinancial assets and nonfinancial liabilities, effective January 1, 2009 and this adoption is not expected to have a material impact on the Company's financial statements.

        In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The Company adopted the provisions of FSP 157-3 as of September 30, 2008.

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

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(2) Fair Value Measurements (Continued)

        In accordance with the fair value hierarchy described above, the following table shows the fair value of our securities available for sale that are required to be measured at fair value as of September 30, 2008: (in thousands)

		Fair Value Measurement at Reporting Date Using
Description	Total as of September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale	$204,652	$44,963	$—	$159,689
Securities available for sale, non-current	84,613	—	—	84,613

Total	$289,265	$44,963	$—	$244,302

        The following table summarizes the changes in fair value for our Level 3 assets: (in thousands)

Fair Value Measurement of Assets Using Level 3 Inputs
Securities Available for Sale, non-current
Balance at January 1, 2008	$109,060
Total gains (losses) (realized or unrealized)
Included in earnings	(75,556)
Included in other comprehensive income	44,560
Transfers into Level 3	166,538
Redemptions of principal	(300)

Balance at September 30, 2008	$244,302

Total gains (losses) for the nine months ended September 30, 2008 included in earnings attributable to the change in unrealized gains or losses (including other-than-temporary impairment) relating to assets still held at the reporting date	$(75,556)

        As of September 30, 2008, the Company has $161.4 million of principal invested in auction rate securities (ARS), of which $144.1 million represent interests in synthetic collateralized debt obligations referencing portfolios of corporate bonds (CDOs), $5.1 million represents interests in floating rate surplus notes of captive insurance companies (FRNs) and $12.2 million represents interests in student loans and student loan revenue bonds (Student Loans). These securities have long-term nominal maturities for which interest rates are reset through a dutch-auction each month and these auctions had historically provided a liquid market for these securities. As a result of the continuing liquidity issues experienced in the global credit and capital markets, these ARS have had continuing failed auctions; the CDOs and FRNs have been failing at auction since August 2007 and the Student Loans have been failing at auction since March 2008. The estimated fair value of the CDOs and FRNs were $80.0 million and $2.7 million, respectively, as of September 30, 2008, which were determined based on valuations performed by Pluris Valuation Advisors LLC (Pluris). The estimated fair value of the

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(2) Fair Value Measurements (Continued)

Student Loans were $10.3 million as of September 30, 2008, which were determined based on valuations performed by Pluris. In October 2008, in accordance with the North American Securities Administrators Association settlement, the Company was notified that the Student Loans would be and subsequently were repurchased by the investment bank that sold them to the Company at 100% of face value, or $12.2 million. Collectively, the fair value of the ARS of $94.9 million as of September 30, 2008 is significantly below the fair value at December 31, 2007 of $121.7 million. While interest continues to be paid by the issuers of these securities, due to the severity of the decline in fair value and the duration of time for which these securities have been in a loss position, the Company concluded that these securities experienced an other-than-temporarily decline in fair value and recorded impairment charges of $69.1 million, $1.8 million, and zero related to these ARS in the first, second and third quarters of 2008, respectively. In October 2008, the CDOs and FRNs with a cost basis of $149.2 million and a fair value $82.7 million as of September 30, 2008 had ratings ranging from A to BB- and have been classified as long-term investments in the Company's Consolidated Balance Sheets given that these securities are illiquid until there is a successful auction for them, the timing of which is not presently knowable. The Company also has investments in government agency bonds that are not impaired with a fair value of $10.3 million, based on actively traded markets, and are classified in the table above as Level 1. In addition, the Company has investments in a money market fund with a cost basis of $154.0 million and a fair value of $149.4 million, which was based on the last available net asset value quoted for the fund, and are classified in the table above as Level 3. During the third quarter of 2008, the Company concluded that the money market fund had experienced an other-than-temporary decline in fair value and recorded an impairment charge of $4.6 million. The fund has temporarily restricted redemptions, and therefore, the Company has reclassified this amount from Cash and cash equivalents to Securities available for sale as of September 30, 2008. On October 31, 2008, the Company received cash of $78.2 million as a partial redemption of the investment balance in this fund.

        As of September 30, 2008, the Company has equity securities with an original cost basis of $61.2 million that have a fair value of $34.7 million (using Level 1 inputs), representing a decline in fair value of $26.5 million. During the first and third quarters of 2008, the Company determined that the declines in fair value were other-than-temporary and accordingly, the Company recorded impairment charges of approximately $15.8 million and $10.7 million, respectively. In making these determinations the Company considered a number of factors, including the nature of the investment, the cause of the decline in fair value, the severity and duration of the decline in fair value, the financial position and prospects of the company whose securities are held, analyst reports, as well as other factors. The fair value of the Company's equity securities was determined using the September 30, 2008 closing market price of the securities (Level 1 inputs).

        Changes in the fair values of securities available for sale deemed to be temporary are included in the Company's Consolidated Balance Sheets as Net unrealized gain (loss) on securities available for sale which is included within Accumulated other comprehensive income (loss).

        The fair value of the Company's 1 3/8% convertible senior notes of $600.0 million was approximately $577.5 million and $564.8 million at September 30, 2008 and December 31, 2007, respectively, based on their quoted price in the active market for this debt instrument.

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(3) Inventories

        Inventories are stated at the lower of cost, determined on the first-in-first-out method, or market. Inventories consist of the following: (in thousands)

	September 30, 2008	December 31, 2007
Raw materials and supplies	$18,799	$19,357
Work in process	87,449	79,859
Finished goods	38,340	16,937

Total	$144,588	$116,153

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

        The Company has produced a mix of ERBITUX and pipeline products in BB50 during 2008. In February 2008, the Company transitioned BB50 to the production of ERBITUX and subsequently during the third quarter of 2008 began the transition back to the production of pipeline products. This facility is approved by the FDA as a single-product manufacturing facility for the production of ERBITUX. Therefore, we are required to file a supplemental biologics license application with the FDA for approval of the procedures and controls in the operation of BB50 as a multi-product manufacturing facility, which we did in May 2008 and anticipate receiving approval by the end of 2008. Since the initial review period of thirty days has passed we are allowed to sell this product prior to approval, however, there is no assurance that the FDA will approve these procedures and controls in the operation of BB50 as a multi-product manufacturing facility. As of September 30, 2008, the Company has capitalized approximately $49.8 million related to the costs of producing ERBITUX in BB50 during 2008. The Company has sold approximately $3.8 million worth of this inventory to BMS which could be returned to us in the event of an unfavorable determination by the FDA. The Company also has capitalized an additional $31.1 million of ERBITUX inventory related to a change in raw material sourcing that requires regulatory approval before it can be sold. The Company filed for the required regulatory approvals with the FDA in May 2008 and anticipates receiving approval by the end of 2008. Since the initial review period of thirty days has passed we are allowed to sell this product prior to approval, however, there is no assurance that the FDA will approve this product for distribution. At September 30, 2008, the Company has capitalized approximately $4.8 million of ERBITUX that is being filled at a BMS facility that must file for FDA approval before the finished product can be sold. This amount is classified as long-term inventory and included in Other assets at September 30, 2008, as it is not expected to be available for sale within one year. Management expects the total capitalized costs of ERBITUX to be fully realizable.

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4) Property, Plant and Equipment

        Property, plant and equipment are recorded at cost and consist of the following: (in thousands)

	September 30, 2008	December 31, 2007
Land	$4,899	$4,899
Building	284,791	283,415
Leasehold improvements	24,516	24,369
Machinery and equipment	179,971	176,109
Furniture and fixtures	7,222	7,016
Construction in progress	40,572	27,237

Total cost	541,971	523,045
Less accumulated depreciation	(148,641)	(125,363)

Property, plant and equipment, net	$393,330	$397,682

        In the first quarter of 2007, the Company determined that it was not cost effective to develop its Spring Street facility to house its Research organization. As a result, the Company recorded a write-off of approximately $3.6 million related to design and engineering costs associated with this facility. This write-off is included in Research and development expenses in the Company's Statement of Operations for the nine months ended September 30, 2007. The Company is in the process of evaluating alternative uses for this facility.

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

(5) Share-Based Compensation Plans

        On February 15, 2008, the Company awarded, for no consideration, 296,719 Restricted Stock Units (RSU) to its employees under its 2006 Stock Incentive Plan (the "06 Plan"). The grant date fair value of the Company's RSU awards was calculated using the closing market price of the Company's common stock as listed on the Nasdaq Global Select Market on February 15, 2008. Except as discussed in Note 12, the RSU vest 33 1/3% annually over the three-year vesting period, with the exception of 30,000 RSU that cliff-vest at the end of three years.

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(5) Share-Based Compensation Plans (Continued)

        RSU activity for the nine months ended September 30, 2008 is summarized as follows:

	Number of Units	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
			(in thousands)
Outstanding at December 31, 2007	255,975
Granted	296,719
Vested	(82,849)
Forfeitures	(32,384)

Outstanding at September 30, 2008	437,461	1.33	$27,298

Expected to vest	380,833	1.29	$23,764

        The grant date fair values of the RSU was $39.06 and $29.84 for grants issued during the nine months ended September 30, 2008 and 2007, respectively. The aggregate intrinsic value of RSU outstanding as of September 30, 2008 is calculated as the number of units multiplied by the closing market price of our common stock on that date, which was $62.40.

        In addition to the RSU discussed above, the Company also granted stock options for promotions and to newly hired employees. The activity related to stock options for the nine months ended September 30, 2008 is summarized as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2007	9,614,528	$39.36
Granted	1,027,405	$47.10
Exercised	(2,212,701)	$34.38
Forfeitures	(178,057)	$41.50

Outstanding at September 30, 2008	8,251,175	$41.61	5.57	$174,792

Vested and expected to vest	7,895,736	$41.69	5.42	$166,731

Exercisable at September 30, 2008	5,988,543	$42.03	4.30	$124,854

        The weighted average fair value of options granted during the three months ended September 30, 2008 and 2007 was $17.20 and $14.34, respectively. The weighted average fair value of options granted during the nine months ended September 30, 2008 and 2007 was $17.09 and $14.77, respectively. The aggregate intrinsic value of options outstanding at September 30, 2008 is calculated as the difference between the exercise price of the options and the market price of the Company's common stock for the options that had exercise prices that were lower than the market price of our common stock on that date. The total intrinsic value of options exercised during the three months ended September 30, 2008 and 2007 was $56.4 million and $4.2 million, respectively, determined as of the date of exercise. The total intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(5) Share-Based Compensation Plans (Continued)

was $60.5 million and $15.6 million, respectively, determined as of the date of exercise. As discussed in Note 12, vesting of all outstanding stock options will accelerate in connection with the completion of the proposed merger with Lilly.

        In February 2008, the Company's Board of Directors adopted the ImClone Systems Incorporated 2008 Employee Stock Purchase Plan (the "ESPP"), subject to shareholders' approval, which was received in September 2008. The ESPP allows eligible employees to purchase shares of the Company's common stock through payroll deductions at the end of six-month offering periods, on April 1 and October 1 of each year. To be eligible, an individual must be an employee, work more than 20 hours per week for at least five months per calendar year and not own greater than 5% of the Company's common stock. Pursuant to the ESPP, the Company has reserved 1,000,000 shares of common stock for issuance. Such shares may be newly issued shares or shares reacquired in private transactions or open market purchases. Prior to the first day of each six-month offering period, each eligible employee may elect to participate in the ESPP. The participant is granted an option to purchase a number of shares of common stock determined by dividing each participant's contribution accumulated prior to the last day of the six-month offering period by the purchase price. The purchase price will be the lesser of (i) 85% of the fair market value of the common stock on the last day of the offering period or (ii) 85% of the fair market value on the first day of the offering period. The participant has the ability to withdraw from the ESPP at any time at least 15 days prior to the last day of the six-month offering period. An employee may purchase stock from the accumulation of payroll deductions up to the lesser of 15% of such employee's compensation or $25,000 in aggregate purchase price, per year.

(6) Earnings Per Common Share

        Basic earnings per common share (EPS) is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted-average number of common shares outstanding during the period increased to include all additional common shares that would have been outstanding assuming potentially dilutive common share equivalents had been issued. Dilutive common share equivalents include (1) the dilutive effect of in-the-money shares related to stock options, which is calculated based on the average share price for each period using the treasury stock method; (2) the conversion of convertible debt which is calculated using an "if-converted" basis; and (3) the dilutive effect of RSU which is calculated under the treasury stock method. Under the treasury stock method, the exercise price of an option, the average amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital, if any, when the option is exercised, are assumed to be used to repurchase shares in the current period. In addition, in computing the dilutive effect of convertible debt, the numerator is adjusted to add back the after-tax amount of interest recognized in the period. Under the treasury stock method for RSU, the average amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital, if any, are assumed to be used to repurchase shares in the current period. For the three months ended September 30, 2008 and 2007, there were an aggregate of 965,757 and 9,894,906, respectively, potential common shares related to share-based instruments, excluded from the diluted EPS computation because their inclusion would have had an anti-dilutive effect. For the nine months ended September 30, 2008 and 2007, there were an aggregate of 9,928,756 and 7,995,161, respectively,

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6) Earnings Per Common Share (Continued)

potential common shares related to share-based instruments, excluded from the diluted EPS computation because their inclusion would have had an anti-dilutive effect. For the three and nine months ended September 30, 2008 and 2007, there was an additional 6,336,466 potential common shares, which are attributable to the convertible subordinated notes, excluded from the diluted EPS computation because their inclusion would have had an anti-dilutive effect.

        Basic and diluted EPS were computed using the following: (in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
EPS Numerator—Basic:
Net Income (Loss)	$175	$(916)	$(40,973)	$59,744

EPS Denominator—Basic:
Weighted-average number of shares of common stock outstanding	87,780	85,957	86,903	85,649

EPS Numerator—Diluted:
Net Income (Loss)	$175	$(916)	$(40,973)	$59,744
Adjustment for interest, net of amounts capitalized and income tax effect	—	—	—	—

Net income (loss), adjusted	$175	$(916)	$(40,973)	$59,744

EPS Denominator—Diluted:
Weighted-average number of shares of common stock outstanding	87,780	85,957	86,903	85,649

Effect of dilutive securities:
Stock options	2,169	—	—	864
Restricted stock units	221	—	—	55
Convertible subordinated notes	—	—	—	—

Dilutive potential common shares	2,390	—	—	919

Weighted-average common shares and dilutive potential common shares	90,170	85,957	86,903	86,568

Basic earnings (loss) per common share	$0.00	$(0.01)	$(0.47)	$0.70
Diluted earnings (loss) per common share	$0.00	$(0.01)	$(0.47)	$0.69

(7) Taxes

        The Company's annual effective income tax rate for 2008 is approximately 47%, excluding the effect of any discrete (benefits) charges and the effect of impairment charges of approximately $102.0 million on investments, for which no tax benefit has been taken due to the Company's expected inability to utilize capital losses. During the three months ended September 30, 2008 and 2007, excluding the effect of impairment charges, the Company recognized discrete charges (benefits) of approximately $0.3 million and $(0.8) million, respectively, related to certain deferred items. During the nine months ended September 30, 2008 and 2007, excluding the effect of impairment charges, the Company recognized discrete (benefits) charges of approximately $(0.8) million and $4.0 million, respectively, related to certain deferred items. The difference between the statutory rate and the

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) Taxes (Continued)

Company's expected annual effective income tax rate primarily relates to state taxes. Actual cash tax payments in 2008 are estimated to be less than $0.5 million. The Company recognizes both interest and penalties accrued related to unrecognized tax benefits as elements of income tax expense in the Consolidated Statements of Operations. During the three months ended September 30, 2008 and 2007, the Company recorded approximately $260,000 and $229,000, respectively, of interest and penalties. During the nine months ended September 30, 2008 and 2007, the Company recorded approximately $780,000 and $857,000, respectively, of interest and penalties.

        The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The statute of limitations on the Company's federal income tax returns through 2002 has expired. The statute of limitations on the Company's New Jersey income tax returns through 2003 has expired.

(8) Collaborative Agreements

(a)
Merck KGaA

        The following represents an update of the Company's contractual relationship with Merck KGaA during the nine months ended September 30, 2008. For a more detailed description of the Company's contractual relationship, reference Note 10(a) and (c) of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

        On February 27, 2008, the Company received verbal notification from Merck KGaA that Merck KGaA was taking the position that the Yeda Settlement Agreement of December 7, 2007 resulted in the breach of one of the Company's representations in the Development License Agreement and that, therefore, Merck KGaA was no longer obligated to reimburse a portion of the royalty payments paid by ImClone to Yeda and Sanofi-Aventis following the date of that agreement. Merck KGaA has subsequently made payment for the first, second and third quarters of 2008 royalty reimbursement. Merck KGaA has communicated to the Company that any such payments are being made under protest. On September 22, 2008, the Company received correspondence from counsel for Merck KGaA dated September 20, 2008 commencing an arbitration proceeding between Merck KGaA and the Company. Merck KGaA is asserting a claim of approximately $10.4 million, as well as other unspecified damages relating to an alleged dimunition of value of the Company's Development and License Agreement with Merck KGaA. The Company has asserted a counterclaim against Merck KGaA. In general, the counterclaim seeks damages based upon Merck KGaA's breach of certain obligations owed to the Company with respect to the Company's defense and settlement of Yeda's claims. These damages include, among other things, one-half of the Company's expenses in defending against Yeda's claims as well as one-half of the $60 million paid by the Company to secure Merck KGaA's rights in the Yeda settlement. The Company has not recognized revenue of approximately $4.8 million for royalty reimbursements for the nine months ended September 30, 2008, pending a final resolution with Merck KGaA and has included that amount in Accrued expenses in its consolidated balance sheet at September 30, 2008. The Company does not believe that the settlement with Yeda altered Merck KGaA's obligation to pay us the royalty reimbursement and will vigorously defend against the claims asserted. The Company has a liability due Merck KGaA of approximately $605,000 and $2.2 million as of September 30, 2008 and December 31, 2007, respectively, which does not include the amount of royalty reimbursements received from Merck KGaA under protest as discussed above.

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8) Collaborative Agreements (Continued)

(b)
Bristol-Myers Squibb Company

        The following represents an update of the Company's contractual relationship with BMS during the nine months ended September 30, 2008. For a more detailed description of the Company's contractual relationship, reference Note 10(b) and (c) of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007. On September 22, 2008, John E. Celentano, a BMS-appointed director resigned from the Company's Board of Directors.

        The Company recorded expenses of approximately $2.6 million and $943,000 pursuant to cost sharing agreements with BMS for the three months ended September 30, 2008 and 2007, respectively and $7.6 million and $2.6 million for the nine months ended September 30, 2008 and 2007, respectively. The Company has also recorded expenses of $170,000 and $601,000 for the three months ended September 30, 2008 and 2007, respectively, and $721,000 and $1.9 million for the nine months ended September 30, 2008 and 2007, respectively, related to the agreements with respect to co-development of ERBITUX in Japan.

(c)
Collaborations Relating to the Japanese Market

        Pursuant to the Commercial Agreement with BMS and our agreement with Merck KGaA, we had granted E.R. Squibb and Merck KGaA co-exclusive rights (together or without the Company) to develop, distribute and promote ERBITUX in Japan. Subsequently, on October 12, 2007, the Company entered into agreements with Merck KGaA, Merck Serono Japan Company, Limited, E.R. Squibb, Bristol-Myers K.K., and BMS for the co-development and co-commercialization of ERBITUX in Japan. Under the terms of the agreements, the Company, BMS, Merck KGaA, and respective affiliates will collaborate on a joint effort to develop and, following regulatory approval, market ERBITUX in Japan for the treatment of EGFR-expressing mCRC, as well as for the treatment of any other cancers the parties agree to pursue. BMS and Merck KGaA will utilize their respective sales forces in Japan, and the three companies will share development costs incurred and profits/losses realized as a result of this collaboration. Merck Serono Japan will distribute the product and record the sales for the collaboration. The agreements have a term of twenty-five years; provided that either BMS or Merck KGaA may terminate the agreement without cause upon three months' notice if ERBITUX is not launched in Japan by December 31, 2009 and without cause upon six months' notice following the earlier of a launch of a biosimilar product in Japan and the tenth anniversary of the agreements. On July 16, 2008, the Company announced that ERBITUX was approved for commercial sale in Japan for the treatment of advanced colorectal cancer. A price review was completed by Japan's Ministry of Health, Labor and Welfare and product launch was in September 2008.

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

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8) Collaborative Agreements (Continued)

        The Company recorded expenses of approximately $1.8 million and $3.5 million for the three and nine months ended September 30, 2008, respectively, related to the agreement with respect to commercialization in Japan.

  Collaborative Agreement Tables

        Royalty revenue consists of the following: (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
BMS—ERBITUX	$72,112	$71,957	$221,301	$197,627
Merck KGaA—ERBITUX	18,091	15,860	61,641	44,651
Other	2	36	13	82

Total royalties	$90,205	$87,853	$282,955	$242,360

        License fees and milestone revenue consists of the following: (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
BMS—ERBITUX	$25,503	$18,958	$76,918	$81,460
Merck KGaA—ERBITUX	268	268	803	505

Total license fees and milestones	$25,771	$19,226	$77,721	$81,965

        Manufacturing revenue consists of the following: (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
BMS—ERBITUX	$23,552	$20,923	$66,012	$57,781
Merck KGaA—ERBITUX	2,427	1,050	6,800	3,675

Total manufacturing	$25,979	$21,973	$72,812	$61,456

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8) Collaborative Agreements (Continued)

        Collaborative agreement reimbursements revenue consists of the following: (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
BMS—ERBITUX:
Drug supplied for clinical trials	$3,059	$2,736	$6,936	$7,875
Clinical and regulatory expenses	6,988	7,040	19,863	14,430
Selling, general and administrative expenses	292	387	973	878
Royalty expenses	4,623	4,612	14,186	12,668

Total BMS	14,962	14,775	41,958	35,851
Merck KGaA—ERBITUX:
Drug supplied for clinical trials	8,079	1,815	16,042	11,477
Selling, general and administrative expenses	2	1	184	89
Royalty expenses	69	1,904	2,554	5,681

Total Merck KGaA	8,150	3,720	18,780	17,247
Other	—	—	—	600

Total collaborative agreement reimbursements	$23,112	$18,495	$60,738	$53,698

        Amounts due from corporate partners consists of the following: (in thousands)

	September 30, 2008	December 31, 2007
BMS—ERBITUX	$66,939	$74,326
Merck KGaA—ERBITUX	23,254	21,512

Total amounts due from corporate partners	$90,193	$95,838

        Deferred revenue consists of the following: (in thousands)

	September 30, 2008	December 31, 2007
BMS—ERBITUX commercial agreement	$195,160	$272,078
Merck KGaA—ERBITUX development and license agreement	10,906	11,709

Total deferred revenue	206,066	283,787
Less current portion	(98,418)	(107,182)

Total long term deferred revenue	$107,648	$176,605

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(9) Commitments and Contingencies

        In December 2002, Opposition Proceedings seeking to revoke EP 0 667 165 were brought by Scripps Research Institute, Amgen Inc., Abgenix, Inc., and YM Biosciences Inc. An Opposition Proceeding is an administrative process, the outcome of which may be that the patent will be revoked. The Opposition Proceedings were suspended pending a final determination of the entitlement cases in Europe and are yet to be formally recommenced.

        On May 2, 2007, the Company filed an Opposition in the European Patent Office regarding EP 1,058,562 B1, which is a patent directed to, inter alia, the use of either radiation or chemotherapy in concert with an EGFR antibody that inhibits receptor dimerization. The patent is assigned to the University of Pennsylvania. Oppositions to that European Patent have also been filed by Amgen, Inc., Merck Patent GmbH, Oncoscience AG, Genmab AS and F. Hoffmann La-Roche AG. On April 9, 2008, the University filed a submission in response to the Oppositions proposing a new set of claims. On October 11, 2008 and October 23, 2008, Genmab AS and Oncoscience AG, respectively, filed further submissions in answer to that response. The Company, having had the advice of its patent counsel, plans to vigorously challenge the claims now proposed in this patent office administrative proceeding.

        On February 5, 2007, a complaint was filed against the Company by Abbott Laboratories (Abbott) in the U.S. District Court for the District of Massachusetts (07-cv-10216). This action alleged that the manufacture and sale of ERBITUX infringed U.S. Patent No. 5,665,578, which is owned by Abbott. On September 23, 2008, a written settlement agreement was signed by the Company and Abbott to end all litigation pending between the parties. Under the terms of the settlement agreement, in October 2008, ImClone Systems paid Abbott $17.5 million in cash for full and final settlement of all claims and counterclaims raised in these cases, including all claims related to U.S. Patent No. 5,665,578.

        Other than the Abbott settlement discussed above, no reserves have been established in the financial statements for any legal proceedings, because the Company does not believe that such reserves are required to be established at this time under SFAS No. 5. However, if in a future period, events in any such legal proceedings render it probable that a loss will be incurred and if such loss is reasonably estimable at that time, the Company will establish such a reserve. Thus, it is possible that legal proceedings and settlements arising therefrom, if any, may have a material adverse impact on operating results for that period, on our balance sheet, or both.

        On September 3, 2008, a suit was filed by Eugene Smith, a purported stockholder of the Company, individually and on behalf of others, against the Company, the Company's board of directors and BMS in the Court of Chancery of the State of Delaware alleging, among other things, breach of fiduciary duty by the Company's board directors and that BMS aided and abetted those breaches. The Company plans to vigorously defend against the claims asserted in this matter

        On September 22, 2008, the Company received correspondence from counsel for Merck KGaA dated September 20, 2008, commencing an arbitration proceeding between Merck and the Company. Merck claims that the Yeda Settlement Agreement of December 7, 2007 resulted in the breach of one of the Company's representations in the Development and License Agreement with Merck, and that, therefore, Merck was no longer obligated to reimburse a portion of the royalty payments paid by the Company to Yeda and Sanofi-Aventis following the date of that agreement. Merck is asserting a claim of approximately $10.4 million as well as other unspecified damages relating to an alleged diminution

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(9) Commitments and Contingencies (Continued)

of value of the Company's Development and License Agreement with Merck. The Company has asserted a counterclaim against Merck KGaA. In general, the counterclaim seeks damages based upon Merck KGaA's breach of certain obligations owed to the Company with respect to the Company's defense and settlement of Yeda's claims. These damages include, among other things, one-half of the Company's expenses in defending against Yeda's claims as well as one-half of the $60 million paid by the Company to secure Merck KGaA's rights in the Yeda settlement. The Company does not believe that the settlement with Yeda altered Merck KGaA's obligation to pay us the royalty reimbursement and will vigorously defend against the claims asserted.

        On October 22, 2008, State-Boston Retirement System, Ms. Roberta Feinstein, Mr. Howard Karp and Mr. Jay Herman, each a purported stockholder of the Company, filed a class action complaint in the Supreme Court of the State of New York, County of New York, purportedly on behalf of themselves and all other stockholders of the Company, against the Company, the members of the Company's board of directors, Eli Lilly and Company (Lilly) and Alaska Acquisition Corporation (Alaska). The complaint alleges, among other things, that the members of the Company's board of directors breached their fiduciary duties to the Company's stockholders in connection with the transactions contemplated by the Merger Agreement with Lilly and Alaska and failed to provide the Company's stockholders with material information to make an informed decision as to whether to tender their shares of the Company's common stock in Alaska's tender offer. In addition, the complaint alleges that Lilly and Alaska knowingly aided and abetted the alleged wrongdoing of the Company's board of directors. The complaint seeks, among other relief, class action status, an order preliminarily and permanently enjoining the defendants from proceeding with Alaska's tender offer, a judgment enjoining the defendants from consummating the tender offer and the merger until the Company's Solicitation/Recommendation Statement on Schedule 14D-9 is supplemented to include certain additional information, and an award to plaintiffs of the costs of the action, including reasonable attorneys' and experts' fees. In connection with the complaint, an Order to Show Cause was filed by plaintiff's counsel requesting (i) expedited discovery for the production of documents by the defendants, (ii) depositions of representatives of the Company and J.P. Morgan, the Company's financial advisor, and (iii) such other relief as the Court deems just and proper. On October 30, 2008, the Court denied Plaintiffs' motion to expedite discovery. The Company plans to vigorously defend against the claims asserted in this matter.

        In October 2001, the Company entered into a sublease (the "Sublease") for a four-story building at 325 Spring Street, New York, New York, which includes approximately 100,000 square feet of usable space. The Sublease has a term of 22 years, followed by two five-year renewal option periods. In order to induce the sublandlord to enter into the Sublease, the Company made a loan to the sublandlord in the principal amount of a $10.0 million note receivable, of which $7.5 million is outstanding as of September 30, 2008. The loan is secured by a leasehold mortgage on the prime lease as well as a collateral assignment of rents by the sublandlord. The loan is payable by the sublandlord over 20 years and bears interest at 5 1/2% in years one through five, 6 1/2% in years six through ten, 7 1/2% in years eleven through fifteen and 8 1/2% in years sixteen through twenty. In addition, the Company paid the owner a consent fee in the amount of $500,000. Effective March 1, 2005, the Company amended the Sublease to add an additional 6,500 square feet of space upon all the same terms and conditions set forth in the Sublease. In connection with this amendment, the Company paid an up-front fee of

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(9) Commitments and Contingencies (Continued)

$1.7 million which is being amortized to lease expense over the respective term of the Sublease. The future minimum lease payments remaining at September 30, 2008, are approximately $42.2 million.

(10) Employee Benefit Plans

  Defined Contribution Plan

        All employees of the Company who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan. The 401(k) plan allows eligible employees to defer up to 25 percent of their annual compensation, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. Under the 401(k) plan, the Company, at management's discretion, may match employee contributions and/or make discretionary contributions. Neither the employee contributions nor voluntary matching contributions are invested in the Company's securities. Total expense incurred by the Company was $568,000 and $502,000 for the three months ended September 30, 2008 and 2007, respectively, and approximately $2.0 million and $1.6 million for the nine months ended September 30, 2008 and 2007, respectively.

(11) Convertible Notes Payable

        During the second quarter of 2008, the Company reclassified its convertible notes payable to a current liability since the notes include a put provision whereby the holders can seek repayment of the convertible notes payable from the Company in May 2009. The amount of the notes was $600.0 million at September 30, 2008 and December 31, 2007. For a more detailed description of the Company's convertible notes payable, reference Note 8 "Long-term Debt" of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

        Under the Registration Rights Agreement for these convertible notes, the Company could be subject to liquidated damages if the effectiveness of the registration statement covering the convertible debt is not maintained at any time prior to the redemption of the convertible notes, the repayment of the convertible notes, or certain corporate events as defined in the convertible note agreement. The Company believes the likelihood of such an event occurring is remote and, as such we have not recorded a liability as of September 30, 2008. In the unlikely event that it becomes probable that we would have to pay liquidated damages under the Registration Rights Agreement, until a shelf registration statement covering the convertible debt is again effective, the potential liquidated damages would be 0.25% of the outstanding amount of notes for the first 90 days and 0.50% of the outstanding amount of notes thereafter. Such damages (i) would accrue only with respect to the shares of the Company's common stock that were not already sold by the holder (using the registration statement or pursuant to SEC Rule 144) and that were not eligible for sale without a registration statement; (ii) would accrue only over the period during which the registration statement was not effective; and (iii) would be settled in cash in accordance with the terms of the Registration Rights Agreement.

IMCLONE SYSTEMS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(12) Subsequent Event

        On October 6, 2008, the Company entered into a definitive merger agreement with Lilly and Alaska Acquisition Corporation (Alaska), a wholly-owned subsidiary of Lilly. Under the terms of the merger agreement, Lilly has commenced a tender offer to purchase all outstanding shares of our common stock at a price of $70 per share in cash. The tender offer is conditioned upon, among other things, at least a majority of our shares outstanding being tendered. Assuming that the tender offer is successful, the merger agreement provides that the tender offer will be followed by a merger pursuant to which we would be acquired by Lilly.

        The tender offer commenced on October 14, 2008 and the merger is expected to be completed either in the fourth quarter of 2008 or the first quarter of 2009. The closing of the tender offer and Lilly's obligation to pay for all shares tendered is subject to certain other conditions, including: the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; the absence of certain legal impediments to consummation of the tender offer; the continued accuracy of our representations and warranties in the merger agreement (subject to a materiality standard); compliance in all material respects by us with our covenants in the merger agreement; the absence of any changes or events arising since the date of the merger agreement that have had or would reasonably be expected to have, individually or in the aggregate, a material adverse effect on us; and all required consents, approvals or authorizations of any governmental entity being obtained (subject to a materiality standard). A copy of the merger agreement and joint press release announcing the transaction was filed as exhibits to a Form 8-K filed by us with the SEC on October 8, 2008. On November 3, 2008, the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 with respect to the tender offer expired. Unless extended by Lilly, the tender offer will expire at midnight at the end of November 20, 2008. There are no assurances that the proposed transaction with Lilly will be consummated on the expected timetable, or at all. Under certain circumstances, we could be potentially liable for costs for legal, accounting and investment banking expenses of up to $20 million, as well as a break-up fee of $150 million if the merger with Lilly is not consummated.

        Under terms of the merger agreement, vesting on all outstanding restricted stock units and stock options will accelerate in connection with the completion of the proposed merger.

        As more fully discussed in Note 9, on October 22, 2008, State-Boston Retirement System, Ms. Roberta Feinstein, Mr. Howard Karp and Mr. Jay Herman, each a purported stockholder of the Company, filed a class action complaint in the Supreme Court of the State of New York, County of New York, purportedly on behalf of themselves and all other stockholders of the Company, against the Company, the members of the Company's board of directors, Lilly and Alaska.

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

OVERVIEW

        As further described in Note 12 of the notes to the consolidated financial statements, on October 6, 2008, the Company entered into a merger agreement with Eli Lilly and Company (Lilly) and Alaska Acquisition Corporation (Alaska), a wholly-owned subsidiary of Lilly. Under terms of the merger agreement, Lilly will acquire all of the outstanding shares of common stock of the Company for $70 per share in cash. The transactions contemplated by the merger agreement are subject to certain regulatory approvals and are expected to close either in the fourth quarter of 2008 or the first quarter of 2009.

        ImClone Systems is a biopharmaceutical company whose mission is to advance oncology care by developing and commercializing a portfolio of targeted treatments designed to address the medical needs of patients with cancer. Our commercially available product, ERBITUX® (cetuximab) binds specifically to epidermal growth factor receptor (EGFR, HER1, c-ErbB-1) on both normal and tumor cells, and competitively inhibits the binding of epidermal growth factor (EGF) and other ligands, such as transforming growth factor-alpha. We are conducting, and in some cases have completed, clinical studies evaluating ERBITUX for broader use in colorectal cancer, squamous cell carcinoma of the head and neck, and for the potential treatment of lung cancer, as well as other potential indications, including esophageal, stomach, prostate, and bladder cancers.

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

  •
  the status of the current liquidity crisis in the financial markets with regard to certain of our securities available for sale; and

  •
  the addition or termination of research programs or funding support and variations in the level of expenses related to our proprietary product candidates during any given period.

        As a result of our substantial investment in research and development, recent patent litigation settlements and losses on impairment of investments, we have incurred significant operating losses and have an accumulated deficit of approximately $71.5 million as of September 30, 2008. We anticipate that our accumulated deficit will decrease in the future as we earn revenues on commercial sales of ERBITUX and generate net income. There is no assurance that we will be able to continue to successfully manufacture, market or commercialize ERBITUX or that potential customers will buy ERBITUX. We rely entirely on third-party manufacturers for filling and finishing services with respect to ERBITUX. If our current third-party manufacturers or critical raw material suppliers fail to meet our expectations, we cannot be assured that we will be able to enter into new agreements with other suppliers or third party manufacturers without an adverse effect on our business.

HIGHLIGHTS AND OUTLOOK

        We have continued our progress in achieving key milestones in 2008 that will help us accelerate ERBITUX sales in 2009 and beyond. Building on our steady sales growth in North America, we are seeking to expand the ERBITUX approved label within earlier stage settings and in non-small cell lung cancer (NSCLC). These efforts include filing supplemental Biologic License Applications (sBLA) with the FDA based on registration-quality earlier-stage studies. In August 2008, we submitted an sBLA for first-line head and neck cancer, based upon the EXTREME data, and we plan to file an sBLA for first-line NSCLC in the fourth quarter of 2008, based upon the FLEX data.

        During the third quarter of 2008, we achieved a major milestone in our efforts to maximize the global commercialization of ERBITUX with the approval we received in Japan for use in treating patients with metastatic colorectal cancer. With this approval, ERBITUX is now approved for use in the world's three largest markets for colorectal cancer therapies. A pricing review has been completed and the product was commercially launched in Japan in September. We look forward to further broadening the approved use of ERBITUX in Japan to include earlier stage settings and additional tumor types in the future, including head and neck cancer.

        We are also planning to expand the approved use of ERBITUX in Europe and other countries through supplemental regulatory filings as we are doing in the U.S. The supplemental filing for first-line head and neck cancer was submitted to the European Medicines Agency (EMEA) by our partner Merck KGaA in June 2008, for which they recently received a positive opinion from the Committee for Medicinal Products for Human Use (CHMP), the scientific committee of the EMEA. The supplemental filing for first-line NSCLC was submitted to the EMEA by Merck KGaA in September 2008. Additionally, our partner Merck KGaA received approval from the European Commission in July 2008 for its application to broaden the use of ERBITUX in metastatic colorectal cancer including first-line treatment.

        Another milestone of note in our efforts to expand globally was the recent commercial launch of ERBITUX in Canada for advanced colorectal cancer. Additionally, Health Canada approved ERBITUX for first-line treatment of head and neck cancer.

        While these activities highlight our progress in maximizing the potential of ERBITUX by expanding its use in the U.S. and around the world, we do not expect the impact of potential new indications for ERBITUX in the U.S. to be seen until 2009 and beyond.

ERBITUX and Pipeline Clinical Development Update

ERBITUX Clinical Development

        Since the start of the third quarter, ImClone Systems has made a number of commercial, regulatory and clinical advancements with ERBITUX.

        ERBITUX was commercially launched in Japan for use in treating patients with advanced or metastatic colorectal cancer (mCRC) in September 2008. ERBITUX is the only approved EGFR targeted monoclonal antibody cancer therapy available for use in Japan.

        ERBITUX was commercially launched in Canada for use in the treatment of mCRC in October 2008. Additionally, Health Canada approved ERBITUX for use in combination with radiation therapy for the initial treatment of locally or regionally advanced squamous cell carcinoma of the head and neck (SCCHN).

        In August 2008, ImClone Systems submitted an application to the U.S. Food and Drug Administration (FDA) to broaden the use of ERBITUX to include first-line treatment of patients with recurrent and/or metastatic SCCHN. The FDA has accepted the sBLA for filing and priority review. Priority review status indicates that the FDA will aim to complete its review of the sBLA within six months.

        In August 2008, the Company announced overall survival results from BMS CA225-099 (BMS-099), an open-label Phase 3 study of ERBITUX in combination with a taxane and carboplatin in the first-line treatment of all histological subtypes of advanced non-small cell lung cancer (NSCLC). The results from this overall survival analysis, a secondary endpoint, did not reach statistical significance. BMS-099, a 676-patient study, was not powered to detect an improvement in overall survival with the same degree of statistical precision as was the larger 1,125-patient pivotal FLEX (First-line in Lung cancer with ErbituX) multinational Phase 3 study which showed that the addition of ERBITUX to platinum-based chemotherapy significantly increased overall survival in the first-line treatment of patients with advanced NSCLC, when compared with platinum-based chemotherapy alone. Nonetheless, the BMS-099 survival results support those of FLEX, of which overall survival was the primary endpoint. ImClone Systems plans to submit an sBLA to the FDA based on the FLEX study to broaden the use of ERBITUX to include first-line treatment of patients with NSCLC.

        In September 2008, results from a Phase 3 trial of ERBITUX plus platinum-based chemotherapy in the first-line treatment of patients with recurrent and/or metastatic SCCHN were published in the New England Journal of Medicine. Results of the study, known as EXTREME (ErbituX in first-line Treatment of REcurrent or MEtastatic head & neck cancer), show that adding ERBITUX to a platinum-based chemotherapy in the first-line treatment of SCCHN resulted in statistically significant improvement in the primary endpoint of overall survival, as well as secondary endpoints of progression-free survival and overall response rate. The EXTREME study is the basis for the ERBITUX sBLA for first-line head and neck cancer currently under review by the FDA.

        In September 2008, the Company announced five-year overall survival data from the pivotal Phase 3 study examining ERBITUX combined with radiation in patients with locally or regionally advanced SCCHN. Analysis of these five-year data demonstrates that the addition of ERBITUX to radiation therapy resulted in a significant increase in median overall survival for patients with SCCHN when compared to radiation therapy alone. These data are consistent with results in the current head and neck labeling for ERBITUX, which include the median overall survival rate.

        In September 2008, the Company announced an update from the previously reported positive Phase 3 CRYSTAL (Cetuximab combined with iRinotecan in first line therapY for metaSTatic colorectAL cancer) study of ERBITUX plus FOLFIRI, an irinotecan-based chemotherapy, in patients with previously untreated metastatic colorectal cancer (mCRC). As reported in 2007, the 1,198-patient

CRYSTAL study met its primary endpoint of increasing progression-free survival, but the study did not demonstrate a statistically significant prolongation of overall survival, a secondary endpoint, compared to chemotherapy alone. However, the survival times of ERBITUX-treated patients in this study are among the longest seen in this indication, particularly for the ERBITUX-treated patients whose colon cancer had the non-mutated, or "wild-type," form of the K-ras oncogene, which is noted in about 60% of patients with mCRC. A preliminary review of the data reveals that a greater proportion of patients randomized to the FOLFIRI-only arm went on to receive ERBITUX following the development of disease progression compared to patients randomized to FOLFIRI plus ERBITUX. This may explain why the CRYSTAL study met its primary endpoint of progression-free survival but did not achieve a statistically-significant secondary endpoint of overall survival.

        In October 2008, results from a retrospective K-ras analysis from the pivotal Phase 3 NCIC CTG CO.17 study were published in the New England Journal of Medicine. The data showed that mCRC patients with wild-type K-ras tumors who were treated with ERBITUX plus best supportive care (BSC) had a statistically significant increase in overall survival and progression-free survival compared to those treated with BSC alone. Specifically, patients whose tumors had the normal K-ras gene achieved a near two-fold improvement in overall survival and progression-free survival over patients treated with BSC alone. These analyses build on previously reported results of the study, which demonstrated that treating patients with ERBITUX as a monotherapy plus BSC significantly increased overall survival compared to BSC alone in patients with unknown K-ras status.

Pipeline Clinical Development

        Since the beginning of the third quarter, ImClone Systems has continued to make progress in advancing its proprietary pipeline, consisting of five receptor-targeted fully-human IgG1 antibodies.

        In August 2008, the Company announced that the first patient was treated in a global Phase 3 clinical trial of IMC-1121B, ImClone's anti-vascular endothelial growth factor receptor-2 (VEGFR-2) IgG1 monoclonal antibody, in women with metastatic breast cancer. A second Phase 3 study of IMC-1121B, in gastric cancer, is expected to commence within the next year. During the quarter, a Phase 2 clinical trial of IMC-1121B in patients with advanced prostate cancer commenced enrollment. In addition to these studies, Phase 2 trials of IMC-1121B in patients with metastatic liver, melanoma, ovarian and renal cancers are ongoing. The Company plans to open additional Phase 2 clinical trials of IMC-1121B in 2008 and 2009.

        A number of trials of IMC-A12, ImClone Systems' anti-insulin-like growth factor-1 receptor (IGF-1R) monoclonal antibody, are ongoing. During the third quarter, Phase 2 clinical trials of IMC-A12 in patients with advanced breast cancer and in adolescents and adult patients with several types of soft tissue sarcoma opened for patient enrollment. In addition to these studies, Phase 2 studies of IMC-A12 in patients with soft tissue sarcoma (adults and adolescents) and advanced colorectal, head and neck, liver, pancreatic and prostate cancers, as well as a series of Phase 1/2 studies in pediatric malignancies and another evaluating the combination of IMC-A12 and temsirolimus, are enrolling patients. The Company plans to open additional Phase 2 clinical trials of IMC-A12 in 2008 and 2009, and it is currently planning to initiate the first Phase 3 study of IMC-A12 by the end of 2009.

        A Phase 2 trial of FOLFOX chemotherapy plus IMC-11F8, ImClone Systems' fully-human IgG1 anti-epidermal growth factor receptor monoclonal antibody, completed patient enrollment in Europe earlier this year. Preliminary results of the trial included an acceptable safety profile and an objective response rate of 65.2% in patients whose tumors were not pre-selected on the basis of K-ras mutational status. ImClone Systems is planning two global Phase 3 studies of IMC-11F8 in two different indications in 2009.

        Continued progress has been made towards the completion of Phase 1 clinical trials of IMC-18F1, ImClone Systems' anti-vascular endothelial growth factor receptor-1 (VEGFR-1) monoclonal antibody, and IMC-3G3, ImClone Systems' monoclonal antibody targeting platelet-derived growth factor receptor-alpha. The Company plans to initiate disease-directed clinical trials with both novel antibodies following completion of these Phase 1 trials.

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

        In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" (FSP 157-3). FSP 157-3 clarifies the application of FASB Statement of Financial Accounting Standards (SFAS) No. 157, "Accounting for Fair Value Measurements" (SFAS 157) in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The Company adopted the provisions of FSP 157-3 as of September 30, 2008.

RESULTS OF OPERATIONS

        Selected financial and operating data for the three and nine months ended September 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Variance	2008	2007	Variance
Results of Operations:
Royalties	$90,205	$87,853	$2,352	$282,955	$242,360	$40,595
License fees and milestones	25,771	19,226	6,545	77,721	81,965	(4,244)
Manufacturing	25,979	21,973	4,006	72,812	61,456	11,356
Collaborative agreement reimbursements	23,112	18,495	4,617	60,738	53,698	7,040

Total revenues	165,067	147,547	17,520	494,226	439,479	54,747

Research and development	61,551	47,241	14,310	165,098	142,489	22,609
Selling, general and administrative	24,323	21,894	2,429	71,615	57,798	13,817
Royalties	21,624	19,324	2,300	69,497	55,098	14,399
Cost of manufacturing revenue	24,294	22,256	2,038	68,223	59,110	9,113
Merger related expenses	2,750	—	2,750	2,750	—	2,750
Litigation settlements	—	50,000	(50,000)	17,500	50,000	(32,500)

Total operating expenses	134,542	160,715	(26,173)	394,683	364,495	30,188

Operating income	$30,525	$(13,168)	$43,693	$99,543	$74,984	$24,559

Three Months Ended September 30, 2008 and 2007

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

        In the third quarter of 2008, our royalty revenue increased by approximately $2.4 million, or 3%, from the comparable period in 2007 due to an increase in global net sales of ERBITUX combined with favorable foreign exchange rates for sales made outside of the U.S. and Canada. In the U.S. and Canada, in-market net sales by BMS in the third quarter of 2008 amounted to $184.9 million, an increase of $0.4 million, or less than 1%. Outside of the U.S. and Canada, in-market net sales of ERBITUX by Merck KGaA in the third quarter of 2008 amounted to approximately $191.0 million, an increase of $24.0 million or 14% from the comparable period in 2007. Favorable foreign currency translation contributed to approximately $1.7 million of the in-market increase, which corresponds to a $0.2 million increase in royalty revenue for the quarter.

        Royalty revenue in 2008 will continue to reflect 39% of BMS' net sales and 9.5% of Merck KGaA's net sales except for sales in Japan where the royalty rate will be 4.75%. Changes in exchange rate of the Euro versus the U.S. dollar could materially impact our royalty revenues during 2008. We do not expect the impact of potential new indications for ERBITUX in the U.S. to be seen until 2009 and beyond.

License Fees and Milestones

        License fees and milestone revenue consists of the recognition of up-front license fees and milestone payments received under the Commercial Agreement with BMS and recognition of payments received under the development and license agreements with Merck KGaA. In the third quarter of 2008, license fee and milestone revenue consisted of approximately $25.5 million earned from BMS and $268,000 from Merck KGaA, as compared to the same period in 2007, in which approximately $19.0 million was earned from BMS and $268,000 was earned from Merck KGaA.

        The increase of $6.5 million, or 34%, from the comparable period in 2007 is attributable to the effect of our amendment to the Commercial Agreement dated July 27, 2007 (the "BMS Amendment"), on the ERBITUX clinical development cost estimates used to calculate BMS license fees and milestone revenues.

        We continue to anticipate that full year 2008 milestone revenue will range between $100 million and $110 million. Also, there remains an aggregate of approximately $206.1 million of milestone payments to be recognized as revenue over future periods, which are classified as current and long-term deferred revenue in our September 30, 2008 consolidated balance sheet.

Manufacturing Revenue

        Manufacturing revenue consists of sales of ERBITUX to our corporate partners for commercial use. In accordance with the Commercial Agreement, we are contractually obligated to sell ERBITUX to BMS at our cost of production plus a 10% markup on bulk. We sell bulk inventory to Merck KGaA at our cost of production.

        During the third quarter of 2008, manufacturing revenue increased by $4.0 million from the comparable period in 2007 due to increased volume purchases from our partners in the third quarter of 2008 as compared to the third quarter of 2007.

Collaborative Agreement Reimbursements

        Collaborative agreement reimbursements revenue consists primarily of reimbursements from our partners BMS and Merck KGaA under our collaborative agreements. There are certain categories for which we receive reimbursement from our partners: the cost of ERBITUX supplied to our partners for use in clinical studies, certain clinical and regulatory expenses, certain selling and administrative expenses, and a portion of royalty expense. During the third quarter of 2008, we earned approximately $23.1 million in collaborative agreement reimbursements revenue, of which $15.0 million was earned from BMS and $8.1 million was earned from Merck KGaA, as compared to $18.5 million earned in the comparable period in 2007, of which $14.8 million was earned from BMS and $3.7 million was earned from Merck KGaA.

        The increase from the comparable period of approximately $4.6 million, or 25%, is due to increased reimbursements of clinical shipments of ERBITUX to our partners of approximately $6.6 million. These increases were partially offset by reduced reimbursements for royalty expenses of $1.8 million, as a result of the fact that in 2008 we have not recognized revenue on the royalties that Merck KGaA is paying under protest which is discussed in more detail below.

        On February 27, 2008, we received verbal notification from Merck KGaA that they were taking the position that the Yeda Settlement Agreement of December 7, 2007 resulted in the breach of one of our representations in the Development License Agreement and that, therefore, they were no longer obligated to reimburse a portion of the royalty payments paid by us to Yeda and Sanofi-Aventis following the date of that agreement. Merck KGaA has subsequently made payment for the first, second and third quarters of 2008 royalty reimbursements. Merck KGaA has communicated to the Company that any such payments are being made under protest. On September 22, 2008, the Company received correspondence from counsel for Merck KGaA dated September 20, 2008 commencing an arbitration proceeding between Merck KGaA and the Company. Merck KGaA is asserting a claim of approximately $10.4 million, as well as other unspecified damages relating to an alleged dimunition of value of the Company's Development and License Agreement with Merck KGaA. The Company has asserted a counterclaim against Merck KGaA. In general, the counterclaim seeks damages based upon Merck KGaA's breach of certain obligations owed to the Company with respect to the Company's defense and settlement of Yeda's claims. These damages include, among other things, one-half of the Company's expenses in defending against Yeda's claims as well as one-half of the $60 million paid by the Company to secure Merck KGaA's rights in the Yeda settlement. The Company has not recognized revenue of approximately $1.3 million of these royalty reimbursements for the three months ended September 30, 2008 pending a final resolution with Merck KGaA. We do not believe that the settlement with Yeda altered Merck KGaA's obligation to pay us the royalty reimbursement and will vigorously defend against the claims asserted.

Expenses

Research and Development

        Research and development expenses include costs associated with our in-house research programs, product and process development expenses, costs to manufacture our product candidates for clinical studies, quality assurance and quality control infrastructure, costs to conduct clinical studies and associated regulatory activities. Research and development expenses also include our cost of inventory that is supplied to our partners for use in clinical studies and certain clinical and regulatory amounts that are reimbursable from our corporate partners. As a result, approximately $18.1 million and $11.6 million of costs representing research and development expenses in the third quarters of 2008 and 2007, respectively, were reimbursable and included under Collaborative agreement reimbursements revenue.

        Research and development expenses in the third quarter of 2008 of $61.6 million increased from the comparable period in 2007 by $14.3 million, or 30%. This increase is primarily due to an increase in third-party clinical trial expenses of approximately $8.7 million associated with ERBITUX and the Company's pipeline products, an $8.7 million increase in salaries and benefits due to increased headcount, an increase in clinical trial shipments to our partners of $7.0 million as well as smaller increases across various categories. The increase is also due to the effect of a $7.6 million adjustment that was made in the prior year to reduce previously expensed ERBITUX clinical development costs incurred during the period prior to signing the BMS Amendment in July 2007, which fell under a then newly established threshold amount and therefore were the sole responsibility of BMS. These increases were partly offset by the effect of the BB-50 manufacturing facility producing ERBITUX in the third quarter of 2008 resulting in $16.0 million of costs being capitalized into the production of ERBITUX in 2008, while in the 2007 third quarter BB-50 produced pipeline product and similar costs were recorded as research and development expense as well as a $6.5 million decrease in material costs associated with the production of pipeline products.

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

Selling, General and Administrative

        Selling, general and administrative expenses include selling and administrative personnel costs, including related facility costs, additional costs to develop internal marketing and field operations capabilities and expenses associated with applying for patent protection for our technology and products. Selling, general and administrative expenses also include amounts reimbursable from our corporate partners. As a result, approximately $294,000 and $388,000 of costs representing selling and general expenses in the third quarters of 2008 and 2007, respectively, were reimbursable and included in Collaborative agreement reimbursements revenue.

        Selling, general and administrative expenses in the third quarter of 2008 amounted to $24.3 million, an increase of $2.4 million or 14% from the comparable period in 2007. Expenses in this category have increased from the comparable period in 2007, mainly due to our share of the costs for increased commercialization efforts by our partners in Japan as well as an increase in headcount, which were partially offset by a decrease in legal expenses.

        We reiterate our guidance for 2008 that on an annual basis, we continue to expect our selling, general and administrative expenses as a percentage of total revenues will marginally increase during 2008 as compared to the prior year.

Royalties

        Royalty expense consists of obligations related to certain licensing agreements related to ERBITUX. Our effective royalty rate for the third quarter of 2008 on global in-market sales of ERBITUX was approximately 5.8%, as compared to 5.5% in 2007. We expect royalty expense as a percentage of global in-market sales of ERBITUX to be in the low-6% range for 2008. This rate may fluctuate based on the amount of net sales outside of the U.S. and Canada that consist of ERBITUX produced in the U.S. In the third quarter of 2008, we incurred royalty expense of $21.6 million, an increase of $2.3 million, or 12%, from the comparable period in 2007.

        A portion of our royalties are reimbursed by our corporate partners, which is reflected in Collaborative agreement reimbursements revenue. As a result, approximately $4.7 million and $6.5 million of royalty expense were reimbursable by our corporate partners and included as Collaborative agreement reimbursement revenue in the third quarters of 2008 and 2007, respectively.

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

        Cost of manufacturing revenue in the third quarter of 2008 amounted to $24.3 million resulting in a gross margin of 6%, compared to costs of manufacturing revenue in the comparable period of 2007 of approximately $22.3 million, including $2.1 million of expense for batches of ERBITUX that were damaged during the period. Excluding the costs of the damaged batches, our resulting gross margin for the third quarter of 2007 was 8%. The fluctuation in our gross margin is based on the explanation noted above.

Merger Related Expenses

        These represent expenses incurred in the third quarter of 2008 related to work performed by an investment bank and external legal counsel associated with the potential acquisition of ImClone Systems.

Litigation Settlement

        Litigation settlement expense of $50.0 million was recorded in the third quarter of 2007 resulting from the settlement agreement executed in September 2007 with the Massachusetts Institute of Technology (MIT) and Repligen Corporation (Repligen).

Other Income (Expense)

        Interest and other income in the third quarter of 2008 amounted to $6.5 million, a decrease of approximately $6.8 million, or 51% from the comparable period in 2007. This decrease is attributable to lower interest rates on our investment portfolio in the current year period and a shift to lower yielding money-market funds commencing in the third quarter of 2007 due to liquidity concerns in the global credit and capital markets.

        Because of our concentration of investments in money-market accounts, we expect our interest income will continue to track the Federal Funds rate and other similar short-term rates for the remainder of 2008.

        Interest expense in the third quarter of 2008 amounted to $3.0 million, which is comparable to the same period in 2007.

        During the third quarter of 2008, we recorded impairment charges of $15.4 million on certain securities available for sale due to other-than-temporarily declines in fair value. The impairment was due to numerous factors including the severity of the decline in estimated fair value of these securities and the duration of time for which they have been in a loss position.

        Other income for the third quarter of 2007 includes a gain of $3.8 million from the proceeds of an insurance reimbursement primarily for lost royalties on an ERBITUX shipment that was damaged in-transit during 2006.

Provision for Income Taxes

        The Company's estimated annual effective income tax rate for 2008 is approximately 47%, excluding the effect of any discrete (benefits) charges and the effect of impairment charges of $15.4 million on investments, for which no tax benefit has been taken because of our expected inability to utilize capital losses. During the three months ended September 30, 2008 and 2007, excluding the effect of the impairment charges, we recognized discrete charges (benefits) of approximately $0.3 million and $(0.8) million, respectively, related to certain deferred items. The difference between the statutory rate and our expected annual effective income tax rate primarily relates to state taxes. Actual cash tax payments in 2008 are estimated to be less than $0.5 million.

Nine Months Ended September 30, 2008 and 2007

Revenues

Royalties

        For the nine months ended September 30, 2008, royalty revenue amounted to $283.0 million, an increase of $40.6 million, or 17%, from the comparable period in 2007. This is a result of an increase in global net sales of ERBITUX combined with favorable foreign exchange rates for sales made outside of the U.S. and Canada. In the U.S. and Canada, in-market net sales by BMS for the first nine months of 2008 amounted to $567.4 million, an increase of $60.7 million, or 12%. Outside of the U.S. and Canada, in-market net sales of ERBITUX by Merck KGaA in the first nine months of 2008 amounted to $649.1 million, an increase of $179.1 million or 38% from the comparable period in 2007. Favorable foreign currency translation contributed to approximately $69.4 million of the in-market sales increase, which corresponds to a $6.6 million increase in royalty revenue for the first nine months of 2008.

        Royalty revenue in 2008 will continue to reflect 39% of BMS' net sales and 9.5% of Merck KGaA's net sales except for sales in Japan where the royalty rate will be 4.75%. Changes in exchange rate of the Euro versus the U.S. dollar could materially impact our royalty revenues during 2008. We do not expect the impact of potential new indications for ERBITUX in the U.S. to be seen until 2009 and beyond.

License Fees and Milestone Revenue

        For the nine months ended September 30, 2008, license fees and milestone revenue consisted of $76.9 million earned from BMS and $803,000 from Merck KGaA, as compared to the same period in 2007 in which $81.5 million was earned from BMS and $505,000 was earned from Merck KGaA.

        The decrease of $4.2 million, or 5%, from the comparable period in 2007 is attributable to the effect of our amendment to the Commercial Agreement, dated July 27, 2007, on the ERBITUX clinical development cost estimates used to calculate BMS license fees and milestone revenues.

        We continue to anticipate that full year 2008 milestone revenue will range between $100 million and $110 million. Also, there remains an aggregate of approximately $206.1 million of milestone payments to be recognized as revenue over future periods, which are classified as current and long-term deferred revenue in our September 30, 2008 consolidated balance sheet.

Manufacturing Revenue

        During the first nine months of 2008, manufacturing revenue increased by $11.4 million from the comparable period in 2007 due primarily to increased volume of product purchased by our partners. This increase was partially offset by revenue reductions due to efficiencies in the manufacturing process of ERBITUX resulting in a decrease in the price we charge our partners for ERBITUX.

Collaborative Agreement Reimbursements

        During the nine months ended September 30, 2008, we earned $60.7 million in collaborative agreement reimbursements revenue, of which approximately $41.9 million was earned from BMS and approximately $18.8 million was earned from Merck KGaA, as compared to $53.7 million earned in the comparable period in 2007, of which $35.9 million was earned from BMS, approximately $17.2 million was earned from Merck KGaA, and $600,000 was received as final payment from a former corporate partner.

        The increase in collaborative agreement reimbursements revenue of $7.0 million is principally due to increases in reimbursements of clinical and regulatory expenses of approximately $5.4 million, and shipments of clinical drugs of approximately $3.6 million. These increases were partially offset by a decrease in reimbursements for royalty expense of $1.6 million, due to the Merck dispute discussed below.

        On February 27, 2008, we received verbal notification from Merck KGaA that they were taking the position that the Yeda Settlement Agreement of December 7, 2007 resulted in the breach of one of our representations in the Development License Agreement and that, therefore, they were no longer obligated to reimburse a portion of the royalty payments paid by us to Yeda and Sanofi-Aventis following the date of that agreement. Merck KGaA has subsequently made payment for the first, second and third quarters of 2008 royalty reimbursements. Merck KGaA has communicated to the Company that any such payments are being made under protest. On September 22, 2008, the Company received correspondence from counsel for Merck KGaA dated September 20, 2008 commencing an arbitration proceeding between Merck KGaA and the Company. Merck KGaA is asserting a claim of approximately $10.4 million, as well as other unspecified damages relating to an alleged dimunition of value of the Company's Development and License Agreement with Merck KGaA. The Company has asserted a counterclaim against Merck KGaA. In general, the counterclaim seeks damages based upon Merck KGaA's breach of certain obligations owed to the Company with respect to the Company's defense and settlement of Yeda's claims. These damages include, among other things, one-half of the Company's expenses in defending against Yeda's claims as well as one-half of the $60 million paid by the Company to secure Merck KGaA's rights in the Yeda settlement. The Company has not recognized revenue of approximately $4.8 million of these royalty reimbursements for the nine months ended September 30, 2008 pending a final resolution with Merck KGaA. We do not believe that the settlement with Yeda altered Merck KGaA's obligation to pay us the royalty reimbursement and will vigorously defend against the claims asserted.

Expenses

Research and Development

        Research and development expenses for the nine months ended September 30, 2008 of $165.1 million increased by approximately $22.6 million, or 16%, from the comparable period in 2007. This increase is primarily due to an increase in salaries and benefits of $19.9 million due to increased headcount, increases in third-party clinical trial expenses of approximately $15.9 million associated with ERBITUX and the Company's pipeline products, an increase of $6.3 million that we are responsible to pay our corporate partner BMS as a result of different thresholds of cost sharing in 2008 as compared to the prior year following the amended and restated BMS agreement, a $1.6 million increase as a result of more filling and labeling of clinical material, a $1.6 million increase in clinical trial shipments to our partners as well as smaller increases across various categories. These increases were partly offset by the effect of the BB-50 manufacturing facility producing ERBITUX in the third quarter of 2008 resulting in $16.0 million of costs being capitalized into the production of ERBITUX in 2008, while in the 2007 third quarter BB-50 produced pipeline product and similar costs were recorded as research and development expense, a $5.5 million decrease in material costs associated with the production of pipeline products, and a $4.7 million decrease in third-party production costs of pipeline product. Also partially offsetting these increases was the effect of the write-off of $3.6 million of previously capitalized costs associated with the development of our Spring Street location during the nine months ended September 30, 2007. Approximately $42.8 million and $33.8 million of costs representing research and development expenses in the first nine months of 2008 and 2007, respectively, were reimbursable and included under Collaborative agreement reimbursements revenue.

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

Selling, General and Administrative

        Selling, general and administrative expenses for the nine months ended September 30, 2008 amounted to $71.6 million, an increase of $13.8 million or 24% from the comparable period in 2007. Expenses in this category have increased from the comparable period in 2007, mainly due to our expanded efforts to grow ERBITUX sales in North America primarily through the expansion of our U.S. sales force, as well as our share of the costs for increased commercialization efforts by our partners in Japan. Approximately $1.2 million and $967,000 of costs representing selling and general expenses in the first nine months of 2008 and 2007, respectively, were reimbursable and included in Collaborative agreement reimbursements revenue.

        We reiterate our guidance for 2008 that on an annual basis, we continue to expect our selling, general and administrative expenses as a percentage of total revenues will marginally increase during 2008 as compared to the prior year.

Royalties

        Our effective royalty rate for the first nine months of 2008 on global in-market sales of ERBITUX was approximately 5.7%, as compared to 5.6% in the first nine months of 2007. We expect royalty expense as a percentage of global in-market sales of ERBITUX to be in the low-6% range for 2008. This rate may fluctuate based on the amount of net sales outside of the U.S. and Canada that consist of ERBITUX produced in the U.S. In the first nine months of 2008, we incurred royalty expense of

$69.5 million as compared to $55.1 million, an increase of $14.4 million, or 26% from the comparable period in 2007. Approximately $16.7 million and $18.3 million of royalty expense was reimbursable by our corporate partners and included as Collaborative agreement reimbursement revenue in the first nine months of 2008 and 2007, respectively.

Cost of Manufacturing Revenue

        Cost of manufacturing revenue for the nine months ended September 30, 2008 amounted to $68.2 million resulting in a gross margin of approximately 6% compared to costs of manufacturing revenue in the comparable period of 2007 of approximately $59.1 million, which includes a $3.1 million charge for batches of ERBITUX that were damaged during the period. Excluding the costs of the damaged batches, our gross margin for the first nine months of 2007 was 9%.

Merger Related Expenses

        These represent expenses incurred in the third quarter of 2008 related to work performed by an investment bank and external legal counsel associated with the potential acquisition of ImClone Systems.

Litigation Settlement

        On February 5, 2007, a complaint was filed against the Company by Abbott Laboratories (Abbott) in the U.S. District Court for the District of Massachusetts (07-cv-10216). This action alleged that the manufacture and sale of ERBITUX infringed U.S. Patent No. 5,665,578, which is owned by Abbott. On September 23, 2008, a written settlement agreement was signed by the Company and Abbott to end all litigation pending between the parties. Under the terms of the settlement agreement, in October 2008, ImClone Systems paid Abbott $17.5 million in cash for full and final settlement of all claims and counterclaims raised in these cases, including all claims related to U.S. Patent No. 5,665,578.

        Litigation settlement expense of $50.0 million was recorded in the third quarter of 2007 resulting from the settlement agreement executed in September 2007 with MIT and Repligen.

Other Income (Expense)

        Interest and other income for the nine months ended September 30, 2008 amounted to $23.2 million, a decrease of approximately $16.0 million, or 41% from the comparable period in 2007. This decrease is attributable to lower interest rates on our investment portfolio in the current year period and a shift to lower yielding money-market funds commencing in the third quarter of 2007 due to the liquidity concerns in the global credit and capital markets.

        Because of our concentration of investments in money-market accounts, we expect our interest income will continue to track the Federal Funds rate and other similar short-term rates for the remainder of 2008.

        Interest expense for the nine months ended September 30, 2008 amounted to approximately $9.0 million, which is comparable to the same period in 2007.

        During the first nine months of 2008, we recorded impairment charges of $102.0 million on certain securities available for sale due to other-than-temporarily declines in fair value. The impairment was primarily due to numerous factors including the severity of the decline in estimated fair value of these securities and the duration of time for which they have been in a loss position.

        Other income for the third quarter of 2007 includes a gain of $3.8 million from the proceeds of an insurance reimbursement primarily for lost royalties on an ERBITUX shipment that was damaged in-transit during 2006.

Provision for Income Taxes

        The Company's estimated annual effective income tax rate for 2008 is approximately 47%, excluding the effect of any discrete (benefits) charges and the effect of impairment charges of $102.0 million on investments, for which no tax benefit has been taken because of our expected inability to utilize capital losses. During the nine months ended September 30, 2008 and 2007, excluding the effect of impairment charges, we recognized discrete (benefits) charges of approximately $(0.8) million and $4.0 million, respectively, related to certain deferred items. The difference between the statutory rate and the Company's expected annual effective income tax rate primarily relates to state taxes. Actual cash tax payments in 2008 are estimated to be less than $0.5 million.

LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 2008, our principal sources of liquidity consisted of cash and cash equivalents and securities available for sale of approximately $1.0 billion. We also have an additional $94.9 million of securities available for sale which have been classified as long-term due to the current illiquidity in the market for auction rate securities (ARS). We expect the holders our $600.0 million convertible notes payable will exercise their right under a put provision whereby the holders can seek repayment of the convertible notes payable from us in May 2009. We are currently evaluating payment and refinancing options for the convertible notes payable. Historically, we have financed our operations through a variety of sources, most significantly through the issuance of public and private equity and convertible notes, license fees and milestone payments and reimbursements from our corporate partners. Since the approval of ERBITUX on February 12, 2004, we began to generate royalty revenue and manufacturing revenue from the commercial sale of ERBITUX by our corporate partners. As we continue to generate income, our cash flows from operating activities are expected to increase as a source to fund our operations. Therefore, we anticipate that our future financial condition and our future operating performance will continue to experience significant changes and that past performance will not likely be indicative of our future performance.

SUMMARY OF CASH FLOWS

	Nine months ended September 30,
	2008	2007	Variance
Cash provided by (used in):
Operating activities	$67,347	$(3,531)	$70,878
Investing activities	58,659	358,570	(299,911)
Financing activities	88,574	38,716	49,858
Effect of exchange rates on cash and cash equivalents	7	—	7

Net increase in cash and cash equivalents	$214,587	$393,755	$(179,168)

        Historically our cash flows from operating activities have fluctuated significantly due to the nature of our operations and the timing of our cash receipts. During the first nine months of 2008, we generated approximately $67.3 million in cash from operating activities, as compared to using $3.5 million in the comparable period of 2007.

        Our primary sources and uses of cash from investing activities consist of purchases and sales activity in our investment portfolio, which we manage based on our liquidity needs, possible business development transactions and amounts used for capital expenditures. During the first nine months of 2008, we generated net cash from investing activities of $58.7 million comprised of approximately $249.2 million of proceeds from our investment portfolio, partially offset by approximately $19.0 million used for acquisition of fixed assets, and purchases of additional securities of approximately $171.5 million. The decrease in proceeds from investing activities from last year is due to our decision to start moving money out of our ARS and other investments in the third quarter of 2007 and into cash equivalent type securities, while in 2008 most of our portfolio was already in cash equivalents.

        Net cash flows generated in financing activities in 2008 were approximately $88.6 million, of which approximately $77.0 million of proceeds were generated from the exercise of stock options and sales under the Company's employee stock purchase plan and $11.6 million was generated from tax benefits associated with equity net operating losses that will be taken as a reduction on our tax returns. These increases are due to increased stock option exercises as a result of the increase in our stock price due to an offer by BMS to acquire ImClone during the third quarter of 2008.

        Our future working capital and capital requirements will depend upon numerous factors, including, but not limited to:

  •
  the successful completion of the tender offer commenced by Alaska Acquisition Corporation, a wholly-owned subsidiary of Lilly, for our outstanding shares of common stock and the subsequent merger pursuant to which the Company becomes a wholly-owned subsidiary of Lilly;

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

  •
  status of competition;

  •
  potential costs for legal, accounting and investment banking expenses of up to $20 million, as well as a break-up fee of $150 million if the merger with Lilly is not consummated under certain circumstances;

  •
  status of current liquidity crisis in the financial markets; and

  •
  our ability to maintain existing corporate collaborations and establish new collaborative arrangements with other companies to provide funding to support these activities.

        Below is a table that presents our contractual obligations and commercial commitments as of September 30, 2008, which reflects our expectation of the repayment of our convertible long-term debt in May 2009: (in thousands)

	Payments due by Year(1),(2)
	Total	2008	2009	2010	2011	2012	2013 and Thereafter
Convertible notes payable(3)	$600,000	$—	$600,000	$—	$—	$—	$—
Interest on convertible notes payable	8,250	4,125	4,125	—	—	—	—
Operating leases	63,738	1,775	7,278	6,039	4,663	4,236	39,747
Purchase obligations	21,168	21,168	—	—	—	—	—
Contract services obligations	8,550	720	4,860	2,970	—	—	—

Total contractual cash obligations	$701,706	$27,788	$616,263	$9,009	$4,663	$4,236	$39,747

(1)
Amounts in the above table do not include milestone-type payments payable by us under development agreements, if the achievement of that milestone is uncertain or the obligation amount is not determinable.

(2)
Amounts in the above table do not include a reserve of approximately $40.8 million related to uncertain tax positions. The Company is not able to reasonably estimate when, if ever, these reserves would result in actual cash tax payments.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Our holdings of financial instruments comprise a mix of U.S. dollar denominated securities that may include U.S. corporate debt, money market funds, foreign corporate debt, U.S. government debt, foreign government debt, asset-backed securities, ARS and commercial paper. Generally, we do not invest in equity securities, commodities, foreign exchange contracts or use financial derivatives for trading purposes. However, we currently have investments in equity securities and may continue to make these investments depending upon our needs. Our debt security portfolio normally represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in investment grade fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We invest in securities that have a range of maturity dates.

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

        As of September 30, 2008, the Company has $161.4 million of principal invested in ARS, of which $144.1 million represent interests in synthetic collateralized debt obligations referencing portfolios of corporate bonds (CDOs), $5.1 million represents interests in floating rate surplus notes of captive insurance companies (FRNs) and $12.2 million represents interests in student loans and student loan revenue bonds (Student Loans). These securities have long-term nominal maturities for which interest rates are reset through a dutch-auction each month and these auctions had historically provided a liquid market for these securities. As a result of the continuing liquidity issues experienced in the global credit and capital markets, these ARS have had continuing failed auctions; the CDOs and FRNs have been failing at auction since August 2007 and the Student Loans have been failing at auction since March 2008. The estimated fair value of the CDOs and FRNs were $80.0 million and $2.7 million, respectively, as of September 30, 2008, which were determined based on valuations performed by Pluris Valuation Advisors LLC (Pluris). The estimated fair value of the Student Loans were $10.3 million as of September 30, 2008, which were determined based on valuations performed by Pluris. In October 2008, in accordance with the North American Securities Administration Association settlement, the Company was notified that the Student Loans would be and subsequently were repurchased by the investment bank that sold them to the Company at 100% of face value, or $12.2 million. Collectively, the fair value of the ARS of $94.9 million as of September 30, 2008 is significantly below the fair value at December 31, 2007 of $121.7 million. While interest continues to be paid by the issuers of these securities, due to the severity of the decline in fair value and the duration of time for which these securities have been in a loss position, the Company concluded that these securities experienced an other-than-temporarily decline in fair value and recorded impairment charges of $69.1 million, $1.8 million, and zero related to these ARS in the first, second and third quarters of 2008, respectively. In October 2008, the CDOs and FRNs with a cost basis of $149.2 million and a fair value $82.7 million as of September 30, 2008 had ratings ranging from A to BB- and have been classified as long-term investments in the Company's Consolidated Balance Sheets given that these securities are illiquid until there is a successful auction for them, the timing of which is not presently knowable. The Company also has investments in government agency bonds that are not impaired with a fair value of $10.3 million, based on actively traded markets. In addition, the Company has investments in a money market fund with a cost basis of $154.0 million and a fair value of $149.4 million which was based on the last available net asset value quoted for the fund. During the third quarter of 2008, the Company concluded that the money market fund had experienced an other-than-temporary decline in fair value and recorded an impairment charge of $4.6 million.The fund has temporarily restricted redemptions, and therefore the Company reclassified this amount from Cash and cash equivalents to Securities available for sale as of September 30, 2008. On October 31, 2008, we received cash of $78.2 million as a partial redemption of the investment balance in this fund.

        As of September 30, 2008, the Company has equity securities with an original cost basis of $61.2 million that have a fair value of $34.7 million (using the closing market price of the securities), representing a decline in fair value of $26.5 million. During the first and third quarters of 2008, the Company determined that the decline in fair value during the nine months ended September 30, 2008 were other-than-temporary and accordingly, the Company recorded impairment charges of approximately $15.8 million and $10.7 million, respectively. In making these determinations the Company considered a number of factors, including the nature of the investment, the cause of the decline in fair value, the severity and duration of the decline in fair value, the financial position and prospects of the company whose securities are held, analyst reports, as well as other factors.

        The table below presents the principal amounts and related weighted average interest rates by year of maturity for our fixed and variable rate securities within our investment portfolio as of September 30, 2008 (in thousands, except interest rates):

	2008	2009	2010	2011	2012	2013 and Thereafter		Total	Fair Value
Fixed Rate	$—	$—	$10,000	$—	$—	$—		$10,000	$10,275
Average Interest Rate	—	—	5.00%	—	—	—		5.00%
Variable Rate	154,038	—	—	—	—	161,420	(1)	315,458	244,302
Average Interest Rate	0.60%	—	—	—	—	4.15%		2.12%

	$154,038	$—	$10,000	$—	$—	$161,420		$325,458	$254,577

(1)
These holdings consist of auction rate securities. Interest on the securities is adjusted monthly using prevailing interest rates.

        Our outstanding 1 3/8% fixed rate convertible notes in the principal amount of $600.0 million due May 15, 2024 are convertible into our common stock at a conversion price of $94.69 per share, subject to certain restrictions as outlined in the indenture agreement. The fair value of fixed interest rate instruments is affected by changes in interest rates and in the case of the convertible notes by changes in the price of our common stock as well. The fair value of the convertible notes was approximately $577.5 million at September 30, 2008.

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

Changes In Internal Control Over Financial Reporting

        There has been no change in our internal control over financial reporting during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

Intellectual Property Litigation

        On February 5, 2007, a complaint was filed against the Company by Abbott Laboratories (Abbott) in the U.S. District Court for the District of Massachusetts (07-cv-10216). This action alleged that the manufacture and sale of ERBITUX infringed U.S. Patent No. 5,665,578, which is owned by Abbott. On September 23, 2008, a written settlement agreement was signed by the Company and Abbott to end all litigation pending between the parties. Under the terms of the settlement agreement, in October 2008, ImClone Systems paid Abbott $17.5 million in cash for full and final settlement of all claims and counterclaims raised in these cases, including all claims related to U.S. Patent No. 5,665,578.

        On February 27, 2008, the Company received verbal notification from Merck KGaA that Merck KGaA was taking the position that the Yeda Settlement Agreement of December 7, 2007 resulted in the breach of one of the Company's representations in the Development License Agreement and that, therefore, Merck KGaA was no longer obligated to reimburse a portion of the royalty payments paid by ImClone to Yeda and Sanofi-Aventis following the date of that agreement. Merck KGaA has subsequently made payment for the first, second and third quarters of 2008 royalty reimbursement. Merck KGaA has communicated to the Company that any such payments are being made under protest. On September 22, 2008, the Company received correspondence from counsel for Merck KGaA dated September 20, 2008 commencing an arbitration proceeding between Merck KGaA and the Company. Merck KGaA is asserting a claim of approximately $10.4 million, as well as other unspecified damages relating to an alleged dimunition of value of the Company's Development and License Agreement with Merck KGaA. The Company has asserted a counterclaim against Merck KGaA. In general, the counterclaim seeks damages based upon Merck KGaA's breach of certain obligations owed to the Company with respect to the Company's defense and settlement of Yeda's claims. These damages include, among other things, one-half of the Company's expenses in defending against Yeda's claims as well as one-half of the $60 million paid by the Company to secure Merck KGaA's rights in the Yeda settlement. The Company has not recognized revenue of approximately $4.8 million for royalty reimbursements for the nine months ended September 30, 2008, pending a final resolution with Merck KGaA. The Company does not believe that the settlement with Yeda altered Merck KGaA's obligation to pay us the royalty reimbursement and will vigorously defend against the claims asserted.

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

Other

        On September 3, 2008, a suit was filed by Eugene Smith, a purported stockholder of the Company, individually and on behalf of others, against the Company, the Company's board of directors and BMS in the Court of Chancery of the State of Delaware alleging, among other things, breach of fiduciary duty by the Company's board directors and that BMS aided and abetted those breaches. The Company plans to vigorously defend against the claims asserted in this matter.

        On October 22, 2008, State-Boston Retirement System, Ms. Roberta Feinstein, Mr. Howard Karp and Mr. Jay Herman, each a purported stockholder of the Company, filed a class action complaint in the Supreme Court of the State of New York, County of New York, purportedly on behalf of themselves and all other stockholders of the Company, against the Company, the members of the Company's board of directors, Eli Lilly and Company (Lilly) and Alaska Acquisition Corporation (Alaska). The complaint alleges, among other things, that the members of the Company's board of directors breached their fiduciary duties to the Company's stockholders in connection with the transactions contemplated by the Merger Agreement with Lilly and Alaska and failed to provide the Company's stockholders with material information to make an informed decision as to whether to tender their shares of the Company's common stock in Alaska's tender offer. In addition, the complaint alleges that Lilly and Alaska knowingly aided and abetted the alleged wrongdoing of the Company's board of directors. The complaint seeks, among other relief, class action status, an order preliminarily and permanently enjoining the defendants from proceeding with Alaska's tender offer, a judgment enjoining the defendants from consummating the tender offer and the merger until the Company's Solicitation/Recommendation Statement on Schedule 14D-9 is supplemented to include certain additional information, and an award to plaintiffs of the costs of the action, including reasonable attorneys' and experts' fees. In connection with the complaint, an Order to Show Cause was filed by plaintiff's counsel requesting (i) expedited discovery for the production of documents by the defendants, (ii) depositions of representatives of the Company and J.P. Morgan, the Company's financial advisor, and (iii) such other relief as the Court deems just and proper. On October 30, 2008, the Court denied Plaintiffs' motion to expedite discovery. The Company plans to vigorously defend against the claims asserted in this matter.

Item 1A.    Risk Factors

        There have been no material changes to the risk factors as set forth in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2007 except as follows:

We may be unable to refinance our $600.0 million of convertible notes payable in May 2009 or be required to refinance the convertible notes payable at less favorable terms.

        Pursuant to the terms of the merger agreement with Lilly, Lilly has requested that we discharge the Company's convertible notes payable and we will deposit the funds necessary to discharge such notes with the trustee conditional upon Alaska's successful delegation of the tender offer. If Alaska's tender offer is not successfully completed, holders of such convertible notes payable may require us to repay the full $600.0 million in May 2009 pursuant to the terms of the notes. We currently have sufficient liquidity to repay this indebtedness, however our continuing efforts to expand the uses of ERBITUX and develop our pipeline products will require substantial capital in the coming years. If we are unable to refinance this indebtedness, we may have to seek funds from other sources, including the issuance of common stock or entering into collaboration agreements to further the development of our pipeline products.

        In addition, if we are able to refinance the convertible notes, we may have to pay interest at a higher interest rate than the 1 3/8% fixed rate that we currently pay. This would adversely impact the amount of interest expense and our results of operations.

If the merger contemplated by the definitive merger agreement entered into on October 6, 2008 with Lilly does not occur, we may have to pay a termination fee, will have incurred significant expenses and may experience disruption.

        On October 6, 2008, we entered into a definitive merger agreement with Eli Lilly and Company (Lilly) and Alaska Acquisition Inc. (Alaska), a wholly-owned subsidiary of Lilly. Under the terms of the merger agreement, Lilly has commenced a tender offer to purchase all of the outstanding shares of our common stock at a price of $70 per share in cash. The tender offer is conditioned upon, among other things, at least a majority of our shares outstanding being tendered. Assuming that the tender offer is successful, the merger agreement provides that the tender offer will be followed by a merger pursuant to which we would be acquired by Lilly. The tender offer commenced on October 14, 2008 and the merger is expected to be completed either in the fourth quarter of 2008 or the first quarter of 2009.

        The transactions contemplated in the merger agreement may be delayed or even abandoned before completion if certain events occur resulting in a "Company Material Adverse Effect," or if regulatory approvals are not forthcoming. A "Company Material Adverse Effect" means any fact, change, event, development, condition, circumstance, occurrence or effect that (i) is, or would reasonably be expected to be, materially adverse to the business, condition (financial or otherwise), assets, liabilities or results of operations of ImClone Systems and its subsidiaries, taken as a whole or (ii) prevents, or would reasonably be expected to prevent, consummation of the tender offer or the merger or performance by ImClone Systems of any of its material obligations under the merger agreement. The definition of "Company Material Adverse Effect" excludes from clause (i) any of the following facts, changes, events, developments, conditions, circumstances, occurrences or effects: (a) changes generally affecting the economy, financial or securities markets or political or regulatory conditions, to the extent such changes do not adversely affect ImClone Systems and its subsidiaries in a manner disproportionate to other pharmaceutical or biotechnology companies; (b) changes in the pharmaceutical or biotechnology industry, to the extent such changes do not adversely affect ImClone Systems and its subsidiaries in a disproportionate manner relative to other participants in such industry; (c) any change in law or generally accepted accounting principles or the interpretation thereof; (d) acts of war, armed hostility or terrorism, to the extent such changes do not adversely affect ImClone Systems and its subsidiaries; (e) any change attributable to the negotiation, execution or announcement of the tender offer and the merger, including litigation resulting therefrom, adverse change in customer, employee, supplier, financing, licensor, licensee, shareholder, joint venture partner or similar relationships, including as a result of the identity of Lilly; (f) any publicly available statement made by Lilly or Alaska concerning ImClone Systems or its subsidiaries, employees, customers or suppliers, or otherwise relating to the tender offer or the merger; (g) any change ImClone Systems can demonstrate resulted from Lilly withholding its consent to certain actions requiring Lilly's consent under the merger agreement; (h) any failure by ImClone Systems to meet any internal or published industry analyst projections or forecasts or estimates for any period ending on or after October 6, 2008; and (i) any change in the price or trading volume of ImClone Systems' common stock or a decline in the value or rating of ImClone Systems' convertible notes.

        We may terminate the merger agreement under certain circumstances, including if our board of directors reasonably determines that it has received an unsolicited bona fide "Superior Proposal," as defined in the merger agreement. In the event of such termination, we would have to pay a break-up fee of $150 million to Lilly. In addition, if the merger agreement is terminated under certain circumstances, and within twelve (12) months after the date of such termination we enter into a definitive agreement providing that, or consummates a transaction whereby, more than 95% of the assets of, or the equity interests in, us are acquired by a third party, we will be obligated to pay Lilly the same $150 million break-up fee.

        We cannot predict whether the closing conditions for the tender offer set forth in the merger agreement will be satisified. As a result, we cannot assure you that the tender offer or other transactions contemplated by the merger agreement will be completed. If the closing conditions for the tender offer set forth in the merger agreement are not satisfied or waived pursuant to the merger agreement, or if the transactions are not completed for any other reason, the market price of our common stock may decline. In addition, if the tender offer or other transactions contemplated by the merger agreement does not occur, we will nonetheless remain liable for significant expenses that we have incurred related to the transaction. The majority of such expenses would relate to legal and banking fees and may be substantial.

        If the tender offer or other transactions contemplated by the definitive merger agreement do not occur, we may also experience loss of key personnel and significant disruption in our sales, research activities and our organization. As a result there may be delays before we can achieve pre-transaction levels of activity in various functions, including sales and research and development, which may have a material adverse effect on our financial performance and also affect the price of our common stock. In addition, failure to complete the contemplated transactions may substantially limit our ability to grow and implement our current business strategies.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        Not applicable

Item 3.    Defaults Upon Senior Securities

        Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

  (a)
  The Company held its annual meeting of stockholders on September 10, 2008 (the "Annual Meeting").

  (b)
  No response is required to Paragraph (b) because (i) proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended; (ii) there was no solicitation in opposition to those nominees listed in the proxy statement; and (iii) all such nominees were elected.

  (c)
  Each of the matters voted upon at the Annual Meeting were approved by the margins set forth below.

  (i)
  Proposal to approve nominees for the Board of Directors:

Name	In Favor	Withheld
John E. Celentano	76,650,607	215,178
Alexander J. Denner	75,055,449	1,810,336
Thomas F. Deuel	76,166,399	699,386
Jules Haimovitz	75,668,391	1,197,394
Carl C. Icahn	64,755,846	12,109,939
John H. Johnson	76,250,925	614,860
Peter S. Liebert	75,711,527	1,154,258
Richard C. Mulligan	76,201,542	664,243
David Sidransky	72,315,536	4,550,249
Charles Woler	76,226,475	639,310
    (ii)
    Proposal to ratify the appointment of KPMG LLP to serve as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2008:

FOR	76,193,612
AGAINST	626,051
ABSTAIN	6,122

    (iii)
    Proposal to approve the ImClone Systems Incorporated 2008 Employee Stock Purchase Plan:

FOR	67,803,919
AGAINST	1,060,760
ABSTAIN	34,821
NON VOTES	7,966,315

Item 5.    Other Information

        Not applicable

Item 6.    Exhibits

Exhibit No.	Description
31.1	Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMCLONE SYSTEMS INCORPORATED
(Registrant)

Date: November 10, 2008	By:	/s/ JOHN H. JOHNSON John H. Johnson Chief Executive Officer Principal Executive Officer

Date: November 10, 2008	By:	/s/ KENNETH J. ZUERBLIS Kenneth J. Zuerblis Senior Vice President and Chief Financial Officer Principal Financial Officer

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